Form 10-Q
period 1996-03-31
DST SYSTEMS INC
filed 1996-05-10
CIK 714603

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission File Number 1-14036

                              DST SYSTEMS, INC.
              (Exact name of Company as specified in its charter)

              Delaware                                       43-1581814
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 1055 Broadway, Kansas City, Missouri                           64105
(Address of principal executive offices)                      (Zip Code)

                                (816) 435-1000
              (Company's telephone number, including area code)

                                  No Changes
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]     No [  ]

As of May 3, 1996, there were 50,000,000 shares of the Company's $.01 par value Common Stock outstanding.


                              DST SYSTEMS, INC.
                                  FORM 10-Q
                                MARCH 31, 1996
                                    INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Introductory Comments                                           3

         Condensed Consolidated Balance Sheet -
         December 31, 1995 and March 31, 1996                            4

         Condensed Consolidated Statement of Income -
         Three Months Ended March 31, 1995 and 1996                      5

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1995 and 1996                      6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    8-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securities                                          14

Item 3.  Defaults Upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                              15


                              DST SYSTEMS, INC.
                                  FORM 10-Q
                                March 31, 1996


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year 1996.


                              DST SYSTEMS, INC.
                     Condensed Consolidated Balance Sheet
                     (In thousands, except share amounts)
                                 (unaudited)

                                                       December 31,   March 31,
                                                           1995         1996
                                                           ----         ----
ASSETS
Current assets
   Cash and cash equivalents                             $ 13,057     $  6,063
   Accounts receivable                                    136,314      144,854
   Inventories                                             10,647       11,309
   Other assets                                            28,500       33,107
                                                          -------      -------
          Total current assets                            188,518      195,333
Investments                                               251,677      258,391
Properties                                                247,014      249,285
Intangibles and other assets                               62,311       65,330
                                                          -------      -------
     Total assets                                        $749,520     $768,339
                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Debt due within one year                               $ 31,822     $ 37,638
  Accounts payable                                         47,208       36,628
  Deferred revenues and gains                              12,219       11,871
  Accrued compensation and benefits                        30,017       18,011
  Other liabilities                                        11,937       14,395
                                                          -------      -------
          Total current liabilities                       133,203      118,543
Long-term debt                                             52,477       73,738
Deferred income taxes                                      50,734       57,209
Other liabilities                                          46,272       38,759
                                                          -------      -------
                                                          282,686      288,249
Commitments and contingencies
                                                          -------      -------
Minority interest                                             476          468
                                                          -------      -------
Stockholders' equity
  Preferred stock, $0.01 par; 10,000,000 shares authorized
     and unissued
  Common stock, $0.01 par; 125,000,000 shares authorized,
     50,000,000  issued and outstanding                       500          500
  Additional paid-in capital                              408,807      408,807
  Retained earnings                                        34,988       39,147
  Net unrealized gain on investments                       22,063       31,168
                                                          -------      -------
     Total stockholders' equity                           466,358      479,622
                                                          -------      -------
     Total liabilities and stockholders' equity          $749,520     $768,339
                                                          =======      =======

The accompanying notes are an integral part of these financial statements.


                              DST SYSTEMS, INC.
                 Condensed Consolidated Statement of Income
                  (In thousands, except per share amount)
                                 (unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                          --------------------
                                                           1995          1996
                                                           ----          ----
Revenues                                                 $112,266     $144,262

Costs and expenses                                         85,218      106,389
Depreciation and amortization                              14,082       18,688
                                                          -------      -------
Income from operations                                     12,966       19,185

Interest expense                                           (4,538)      (2,102)
Other income, net                                             486          931
Gain on sale of equity investment                          43,610
Equity in earnings (losses) of unconsolidated affiliates    3,413       (7,641)
                                                          -------      -------
Income before income taxes and minority interest           55,937       10,373
Income taxes                                               38,734        5,963
                                                          -------      -------
Income before minority interest                            17,203        4,410
Minority interest in losses                                   (51)          (7)
                                                          -------      -------

Net income                                               $ 17,254     $  4,417
                                                          =======      =======

Average common shares outstanding                                       50,000
Earnings per share                                                        0.09


The accompanying notes are an integral part of these financial statements.


                              DST SYSTEMS, INC.
                Condensed Consolidated Statement of Cash Flows
                               (In thousands)
                                 (unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                          --------------------
                                                            1995         1996
                                                            ----         ----
Cash flows -- operating activities:
Net income                                               $ 17,254     $  4,417
                                                          --------     --------

 Depreciation and amortization                             14,082       18,688
 Amortization of deferred revenues and gains                 (237)        (237)
 (Undistributed earnings) losses of
      unconsolidated affiliates                            (3,128)       7,641
 Gain on sale of equity investment                        (43,610)
 Deferred taxes on gain on sale of equity investment       35,028
 Changes in accounts receivable                            (8,131)      (6,398)
 Changes in inventories                                       793         (236)
 Changes in other current assets                           (4,481)      (6,369)
 Changes in accounts payable and accrued liabilities       (2,015)     (19,118)
 Other, net                                                 7,089       (3,989)
                                                          --------     --------
Total adjustments to net income                            (4,610)     (10,018)
                                                          --------     --------
 Net                                                       12,644       (5,601)
                                                          --------     --------
Cash flows -- investing activities:
Investment in and advances to unconsolidated affiliates    (2,411)      (2,549)
Capital expenditures                                      (13,004)     (13,837)
Payment for purchases of subsidiaries,
      net of cash acquired                                 (9,982)      (3,183)
Other, net                                                                 573
                                                          --------     --------
 Net                                                      (25,397)     (18,996)
                                                          --------     --------
Cash flows -- financing activities:
Proceeds from issuance of long-term debt                   24,000
Principal payments on long-term debt                       (8,636)      (5,642)
Net increase in credit facilities and notes payable         6,721       31,656
Other, net                                                 (5,308)      (8,411)
                                                          --------     --------
 Net                                                       16,777       17,603
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents        4,024       (6,994)
Cash and cash equivalents at beginning of period            3,971       13,057
                                                          --------     --------
Cash and cash equivalents at end of period               $  7,995     $  6,063
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.


                              DST SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of DST Systems, Inc. (the "Company") and its subsidiaries as of March 31, 1996, and the results of operations and cash flows for the three months then ended.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

2.  Earnings per share

Earnings per share for the three months ended March 31, 1996 is based on the weighted average number of common shares outstanding during the period.

Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for the three months ended March 31, 1995 have not been presented.

3.  Acquisitions and Dispositions

On March 15, 1996, the Continuum Company, Inc. ("Continuum"), an unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc., (the "Hogan Merger") a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this transaction, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. The Company recorded in March 1996 its estimated $9.4 million after tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

As discussed under "Recent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Continuum and Computer Sciences Corporation ("CSC") announced on April 29, 1996 they have signed a definitive agreement for CSC to merge with Continuum in a share exchange to be accounted for as a pooling-of-interests.

In January 1996, the Company's wholly-owned subsidiary, Output Technologies, Inc., completed the acquisition of Xebec Imaging Services, Inc. ("Xebec"), a Canadian provider of computer output micrographics for total consideration of $5.5 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the United States Securities and Exchange Commission. That Current Report may be obtained by contacting the Commission's public reference operations. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and the audited financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


INTRODUCTION

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

The following table presents the sources of the Company's revenues:


                              Sources of Revenue
                         Three Months Ended March 31,
                                (in thousands)

                                          1995                       1996
                                      ------------               ------------
U.S. Mutual Fund
   Processing                    $ 50,928        45.4%      $ 63,616      44.1%
   Output Services                 16,774        14.9%        21,941      15.2%
                                   ------       ------        ------     ------
Total U.S. Mutual Fund             67,702        60.3%        85,557      59.3%

Insurance
   Processing                       6,396         5.7%         7,163       5.0%
   Output services                  2,213         2.0%         2,831       2.0%
                                    -----        -----         -----      -----
Total Insurance                     8,609         7.7%         9,994       7.0%

International                       9,893         8.8%        19,952      13.8%
Other output services              19,076        17.0%        21,824      15.1%
Other                               6,986         6.2%         6,935       4.8%
                                  -------      -------       -------    -------
Total revenues                   $112,266       100.0%      $144,262     100.0%
                                  =======      =======       =======    =======

RECENT EVENTS

On March 15, 1996, the Continuum Company, Inc. ("Continuum"), an unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc., (the "Hogan Merger") a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this transaction, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. The Company recorded in March 1996 its estimated $9.4 million after tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

On April 29, 1996, Continuum and Computer Sciences Corporation ("CSC") announced they have signed a definitive agreement for CSC to merge with Continuum in a share exchange to be accounted for as a pooling-of-interests. Under the agreement, CSC common stock is to be exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST owns 5,549,141 shares of Continuum stock. The transaction has been approved by the Boards of Directors of both companies but is subject to approval of the shareholders of both Continuum and CSC. DST has agreed to vote its shares in favor of the merger and to certain limitations on the disposition of the CSC stock DST would receive. Based on the closing price on the New York Stock Exchange of CSC on April 29, 1996, of $75.375, if the merger were completed at that date and on the terms proposed, DST would have recognized a one-time gain after deferred taxes of approximately $150 million. DST would receive shares of CSC representing an approximate 6% interest in the combined company and Continuum would cease to be an unconsolidated equity affiliate of DST. DST recognized equity in earnings of Continuum of $0.5 million, $5.0 million in 1993 and 1994, respectively and equity in losses of Continuum of $1.1 million in 1995 and $8.1 million for the first quarter 1996. The Company's resulting investment in CSC would be accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. Although CSC does not currently pay cash dividends, DST would record dividend income on any cash dividends received from CSC.

DST currently provides all of the North American and United Kingdom data processing operations for Continuum through DST's Winchester Data Center. The Company has agreed with CSC to negotiate an agreement which would permit CSC to transfer, over a period of time after the merger, Continuum data processing operations from the Winchester Data Center to facilities of CSC. DST anticipates that it would be able to utilize the data center capacity relinquished by Continuum as a result of such data processing transfer. The Company does not believe that any such transfer of data processing would have a material impact on the Company's results of operations or financial position. The merger is not expected to affect Continuum's existing agreements with DST for distribution of DST's Automated Work Distributor (AWD) work flow management software to the insurance and banking industries.

The Company's wholly-owned subsidiary, Output Technologies, Inc., completed the acquisition of Xebec Imaging Services, Inc. ("Xebec"), a Canadian provider of computer output micrographics, in January 1996 for total consideration of $5.5 million.


RESULTS OF OPERATIONS

First Quarter 1995 versus First Quarter 1996

The Company's earnings were $0.09 per share for the first quarter 1996.
Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for first quarter 1995 have not been presented. Net income decreased $12.9 million, or 74%, from $17.3 million in 1995 to $4.4 million in 1996. First quarter 1995 and 1996 net income were affected by certain non-recurring items. First quarter 1995 net income reflected an $8.6 million after-tax gain on the sale of Investors Fiduciary Trust Company. First quarter 1996 net income includes a one-time charge of $9.4 million in connection with the Hogan Merger. Adjusted for these non-recurring items, the Company's first quarter net income would have been $8.7 million in 1995 and $13.9 million in 1996. This increase in net income on an adjusted basis is primarily a result of increased revenues and income from operations due to the growth of the Company's business and decreased interest expense resulting from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995.


                                                 For the Three Months
Geographic information                              Ended March 31,
(in thousands)                                   --------------------
                                                    1995       1996
                                                    ----       ----
Domestic revenues                                $102,373     $124,310
Domestic income from operations                    13,020       19,415

International revenues                              9,893       19,952
International income from operations                  (54)        (230)


Revenues

Consolidated revenues increased 29% to $144.3 million primarily due to increased mutual fund processing, higher output volumes at Output Technologies and growth in international businesses.

Domestic revenues increased 21% to $124.3 million primarily due to increased mutual fund processing, increased Automated Work Distributor (AWD) product revenues and higher volumes at Output Technologies. United States mutual fund processing revenues increased 22% as shareowner accounts serviced increased from 32.5 million at March 31, 1995 to 38.3 million at March 31, 1996. The growth is due to increases in the number of shareowner accounts at existing clients and the addition of approximately one million accounts from the addition of a new client in September 1995. Domestic AWD product revenues increased 41% on an increase in workstations installed from 8,800 at March 31, 1995 to 11,200 at March 31, 1996. Domestic Output Technologies revenues increased 23% due primarily to a 37% increase in domestic pages printed.

International revenues for the first quarter increased 102% to $20.0 million from increased license and development revenues from DST International Limited and $3.7 million from the acquisition of Xebec.


Costs and expenses

Consolidated costs and expenses for the first quarter increased 25% to $106.4 million, primarily as a result of higher operating volumes, increased costs of international operations and certain other costs as described below.

Domestic costs and expenses for the first quarter increased 16%. Domestic compensation and benefit expenses increased 18%, or $7.9 million for the first quarter due to increased staffing levels to support mutual fund, portfolio accounting, AWD and Output Technologies products.

Costs and expenses from international business for the quarter increased $9.1 million, or 99%, due to the continued development of product offerings and the addition of $3.0 million of expenses from the operations of Xebec.

Depreciation and amortization

Depreciation and amortization increased 33% primarily due to increased operating capacities at the Winchester Data Center and Output Technologies and increased amortization expense related to the purchase of substantially all of the assets and business operations of Supervised Service Company, Inc. and mutual fund shareowner servicing system software owned by Kemper Services Company in April 1995.

Interest expense

Interest expense decreased $2.4 million, or 54%, resulting primarily from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995.

Other income

Other income increased $0.4 million over prior year as a result of a $0.5 million dividend received on shares of State Street Boston Corporation ("State Street") common stock held by the Company as a result of the sale of Investors Fiduciary Trust Company to State Street which was completed in January 1995. No dividends were received from State Street in the first quarter of 1995.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased $11.0 million primarily as a result of the Company recording its estimated $10.2 million share of a non-recurring charge ($9.4 million after providing deferred tax benefit) recorded by Continuum in conjunction with the Hogan Merger. Excluding the effect of the Hogan Merger, equity in earnings of unconsolidated affiliates decreased $0.8 million, or 24% compared to prior year. Higher operating earnings were recorded at Continuum and Boston Financial Data Services. These were offset by lower earnings from Argus Health Systems as a result of increased development costs for a new claims processing system and a level volume of claims processed. Increased costs were also incurred at European Financial Data Services, Ltd. ("EFDS") (formerly Clarke & Tilley Data Services, Ltd.) resulting from increased development costs and an acceleration of the delivery timetable for the FAST2000 unit trust product. 1995 first quarter results also included $0.4 million equity in earnings of Midland joint ventures which were sold in August 1995.


Income taxes

Income tax expense decreased $32.8 million, or 85%, primarily as a result of the 1995 IFTC transaction. The Company recorded $35.0 million of deferred income tax expense in the first quarter 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

The Company's effective tax rate for the first quarter 1996 was approximately 57%. Excluding the effect of the Hogan Merger, the Company's effective tax rate for the first quarter would have been approximately 33%. The difference between the Company's effective tax rate and the combined federal and state statutory rates is primarily the result of deferred taxes being provided for unremitted earnings of unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities. The Company's net cash used in operating activities totaled $5.6 million during the first quarter 1996. Cash flows from operating activities for the quarter were significantly impacted by payments related to incentive compensation programs, including a $10.1 million payment for a multi-year performance based incentive compensation program at an Output Technologies subsidiary that concluded at December 31, 1995, and an increase in accounts receivable of approximately $6.4 million related to revenue growth. Cash flows from operating activities are expected to be positive during the remainder of 1996.

The Company's net cash flow used in investing activities totaled $19.0 million for the quarter. The Company expended $3.2 million during the quarter for purchase of subsidiaries and and $13.8 million during the quarter for capital additions. The Company anticipates that future capital expenditures will be funded primarily by cash flows from operating activities, secured term notes, or bank lines of credit as required.

Net cash flows from financing activities totaled $17.6 million for the quarter. Net short and long-term borrowings for the quarter totaled $31.7 million, which were necessary to finance payments for purchase of subsidiaries, capital additions and payments related to incentive compensation programs as described above. Other net financing activities include $5.9 million in payments to vendors relating to software capitalized in prior years and $2.5 million in deferred payments relating to the acquisiton of HiPortfolio.

The Company maintains $45.0 million of bank line of credit facilities to finance short-term working capital requirements, of which total borrowings of $16.9 million had been made on these lines as of March 31, 1996. Additionally, the Company maintains a revolving credit facility of $100.0 million available through May 1996 and a revolving credit facility of $150.0 million available through May 1998 with a syndicate of U.S. and international banks. Total borrowings of $25.0 million had been made on the long-term revolving credit facility at March 31, 1996.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's short-term credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next twelve months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash from operations and short-term bank lines of credit, as well as the Company's three year $150.0 million revolving credit facility described above.


OTHER INFORMATION

The following summarizes certain key operating and financial data for the periods indicated:

                                                    December 31,    March 31,
                                                       1995           1996
                                                       ----           ----
Investment Market Values (1) (in thousands)

The Continuum Company, Inc.                          $219,010      $230,792 (2)
State Street Boston Corporation                       134,375       149,306
First of Michigan Capital Corporation                   4,803         4,803

Other Operating Data

Mutual fund shareowner accounts (millions)               36.5          38.3
Securities transfer accounts (millions)                   6.2           6.2
Mutual fund portfolios                                  1,785         1,877
Automated work distributor workstations                10,700        11,200

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1995           1996
                                                       ----           ----
Output Technologies pages printed (millions)            240.7         337.5
Pharmaceutical claims processed (millions)               33.2          32.6



(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Subsequent to the announcement of a merger agreement between Continuum and Computer Sciences Corporation on April 29, 1996, the market value of shares of Continuum held by DST was approximately $319.8 million based upon the closing price of Continuum common stock on the New York Stock Exchange on that day.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no claims outstanding that would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to security holders during the quarter ended March 31, 1996.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b)  Reports on Form 8-K:

The Company filed a Form 8-K dated January 25, 1996 under Item 5 of such form, reporting the appointment of two additional directors and the announcement of financial results for the year ended December 31, 1995.

The Company filed a Form 8-K dated March 22, 1996 under Items 5 and 7 of such form, regarding cautionary statements with respect to forward-looking comments for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on May 10, 1996.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)


