Form 10-Q
period 1996-06-30
DST SYSTEMS INC
filed 1996-08-13
CIK 714603

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

As of July 26, 1996, there were 49,900,000 shares of the Company's $.01 par value Common Stock outstanding.

                               DST SYSTEMS, INC.
                                   FORM 10-Q
                                 JUNE 30, 1996
                                     INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION
______________________________

Item 1. Financial Statements

        Introductory Comments                                                3

        Condensed Consolidated Balance Sheet -
        December 31, 1995 and June 30, 1996                                  4

        Condensed Consolidated Statement of Income -
        Three and Six Months Ended June 30, 1995 and 1996                    5

        Condensed Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 1995 and 1996                              6

        Notes to Condensed Consolidated Financial Statements                 7

Item 2. Management's Discussion and Analysis of Financial Condition       8-13
        and Results of Operations


PART II.  OTHER INFORMATION
___________________________

Item 1.   Legal Proceedings                                                 14

Item 2.   Changes in Securities                                             14

Item 3.   Defaults Upon Senior Securities                                   14

Item 4.   Submission of Matters to a Vote of Security Holders            14-15

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                  15

                               DST SYSTEMS, INC.
                                   FORM 10-Q
                                 JUNE 30, 1996


PART I.  FINANCIAL INFORMATION
______________________________

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

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

                               DST SYSTEMS, INC.
                      Condensed Consolidated Balance Sheet
                                (In thousands)
                                 (unaudited)

                                                December 31,       June 30,
                                                   1995             1996
ASSETS
Current assets
    Cash and cash equivalents                    $   13,057        $    6,697
    Accounts receivable                             136,314           145,591
    Inventories                                      10,647             9,518
    Other assets                                     28,500            26,143
                                                    _______           _______
           Total current assets                     188,518           187,949
Investments                                         251,677           267,183
Properties                                          247,014           245,571
Intangibles and other assets                         62,311            65,502
                                                    _______           _______
      Total assets                               $  749,520        $  766,205
                                                    =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Debt due within one year                     $   31,822        $   35,470
    Accounts payable                                 47,208            28,340
    Deferred revenues and gains                      12,219            14,559
    Accrued compensation and benefits                30,017            19,849
    Other liabilities                                11,937            17,407
                                                    _______           _______
                Total current liabilities           133,203           115,625
Long-term debt                                       52,477            61,100
Deferred income taxes                                50,734            55,664
Other liabilities                                    46,272            42,274
                                                    _______           _______
                                                    282,686           274,663

Commitments and contingencies
Minority interest                                       476               519
                                                    _______           _______

Stockholders' equity
    Common stock                                        500               500
    Additional paid-in capital                      408,807           408,807
    Retained earnings                                34,988            52,103
    Treasury stock, at cost                                            (3,375)
    Net unrealized gain on investments               22,063            32,988
                                                    _______           _______
      Total stockholders' equity                    466,358           491,023
                                                    _______           _______
      Total liabilities and stockholders' equity $  749,520        $  766,205
                                                    =======           =======

The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.
                   Condensed Consolidated Statement of Income
                   (In thousands, except earnings per share)
                                  (unaudited)

                                    For the Three Months    For the Six Months
                                        Ended June 30,        Ended June 30,
                                    ____________________    __________________
                                       1995       1996       1995        1996
                                       ____       ____       ____        ____
Revenues                            $ 117,673  $ 143,216  $ 229,939  $ 287,478

Costs and expenses                     92,256    106,565    177,474    212,954
Depreciation and amortization          16,690     19,192     30,772     37,880
                                      _______    _______    _______    _______
Income from operations                  8,727     17,459     21,693     36,644
Interest expense                       (6,103)    (1,653)   (10,641)    (3,754)
Other income                            1,093        981      1,579      1,912
Gain on sale of equity investment                            43,610
Equity in earnings (losses) of
            unconsolidated affiliates   4,338      3,140      7,751     (4,502)
                                      _______    _______    _______    _______

Income before income taxes and
           minority interest            8,055     19,927     63,992     30,300
Income taxes                            2,478      7,549     41,212     13,512
                                      _______    _______    _______    _______
Income before minority interest         5,577     12,378     22,780     16,788
Minority interest                         (88)        51       (139)        44
                                      _______    _______    _______    _______

Net income                            $ 5,665   $ 12,327   $ 22,919   $ 16,744
                                      =======    =======    =======    =======

Weighted average common shares outstanding        49,965                49,982
Earnings per share                              $    .25              $    .34


   The accompanying notes are an integral part of these financial statements.

                              DST SYSTEMS, INC.
               Condensed Consolidated Statement of Cash Flows
                               (In thousands)
                                 (unaudited)

                                                             For the Six Months
                                                                Ended June 30,
                                                             __________________
                                                               1995      1996
Cash flows -- operating activities:
Net income                                                   $ 22,919 $ 16,744
                                                              _______  _______

  Depreciation and amortization                                31,955   37,880
  (Undistributed earnings) losses of unconsolidated affiliates (8,237)   4,502
  Gain on sale of equity investment                           (43,610)
  Deferred taxes on gain on sale of equity investment          35,028
  Changes in accounts receivable                               (9,973)  (7,392)
  Changes in inventories                                       (3,780)     697
  Changes in other current assets                              (3,173)     595
  Changes in accounts payable and accrued liabilities           4,920  (19,763)
  Other, net                                                    5,475   (3,483)
                                                              _______  _______
Total adjustments to net income                                 8,605   13,036
                                                              _______  _______
   Net                                                         31,524   29,780
                                                              _______  _______

Cash flows -- investing activities:
Investment in and advances to unconsolidated affiliates        (1,108)  (5,147)
Capital expenditures                                          (36,921) (30,202)
Payment for purchases of subsidiaries, net of cash acquired   (49,979)  (3,183)
Other, net                                                        509    3,305
                                                              _______  _______
   Net                                                        (87,499) (35,227)
                                                              _______  _______

Cash flows -- financing activities:
Proceeds from issuance of long-term debt                       24,000
Principal payments on long-term debt                          (15,377) (10,788)
Net increase in credit facilities and notes payable           205,529   21,661
Dividends to KCSI                                            (150,000)
Stock repurchased                                                       (3,375)
Other, net                                                     (5,658)  (8,411)
                                                              _______  _______
   Net                                                         58,494     (913)
                                                              _______  _______

Net increase (decrease) in cash and cash equivalents            2,519   (6,360)
Cash and cash equivalents at beginning of period                3,971   13,057
                                                              _______  _______
Cash and cash equivalents at end of period                   $  6,490 $  6,697
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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1995 and June 30, 1996, the results of operations for the three and six months ended June 30, 1995 and 1996 and cash flows for the six months ended June 30, 1995 and 1996.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

2.  Earnings per share and stock repurchases

Earnings per share for the three and six months ended June 30, 1996 is based on the weighted average number of common shares outstanding during the period. Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for the three and six months ended June 30, 1995 have not been presented.

As discussed under "Recent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations, in May 1996, the Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. A total of 100,000 shares have been repurchased at June 30, 1996.

3.  Acquisitions and Dispositions

As discussed under "Recent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations, The Continuum Company, Inc. ("Continuum"), an approximately 23%-owned affiliate of DST, merged with Computer Sciences Corporation ("CSC") on August 1, 1996 in a share exchange accounted for as a pooling-of-interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Current Report may be obtained by contacting the Commission's public reference operations. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

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

The following table presents the sources of the Company's revenues:

                              Sources of Revenue
                           Six Months Ended June 30,
                            (dollars in thousands)

                                        1995                     1996
                                ___________________      ___________________
U.S. Mutual Fund
   Processing                 $ 104,496       45.5%    $ 127,861       44.5%
   Output Services               31,060       13.5%       38,561       13.4%
                                _______     _______      _______     _______
Total U.S. Mutual Fund          135,556       59.0%      166,422       57.9%
                                _______     _______      _______     _______

Insurance
   Processing                    13,543        5.9%       14,541        5.1%
   Output services                3,767        1.6%        5,698        2.0%
                                _______     _______      _______     _______
Total Insurance                  17,310        7.5%       20,239        7.1%
                                _______     _______      _______     _______

International                    23,546       10.2%       41,430       14.4%
Other output services            36,391       15.8%       43,470       15.1%
Other                            17,136        7.5%       15,917        5.5%
                                _______     _______      _______     _______
Total revenues                $ 229,939      100.0%    $ 287,478      100.0%
                                =======     =======      =======     =======

page 8

RECENT EVENTS

On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received approximately 4.3 million shares of CSC common stock with an approximate market value of $295 million in the exchange based upon the closing price of CSC common stock on the New York Stock Exchange on August 1, 1996. DST anticipates recognizing a one-time gain after deferred taxes and other charges associated with the transaction of approximately $130 million in the third quarter 1996. DST has agreed to certain limitations on the disposition of the CSC stock it received. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result, Continuum will cease to be an unconsolidated equity affiliate of DST. DST recognized equity in earnings of Continuum of $0.5 million and $5.0 million in 1993 and 1994, respectively and equity in losses of Continuum of $1.1 million in 1995 and $4.9 million for the first six months of 1996. The Company's investment in CSC will be accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently provides all of the North American and United Kingdom data processing operations for Continuum through DST's Winchester Data Center. The Company has agreed with CSC to negotiate an agreement to transfer, over a period of time, Continuum data processing operations from the Winchester Data Center to facilities of CSC. The Company does not currently believe that any such transfer of data processing will have a material impact on the Company's results of operations or financial position. The merger is not expected to affect Continuum's existing agreements with DST for distribution of DST's Automated Work DistributorT (AWDr) work flow management software to the insurance and banking industries.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to it to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. All such purchases will be made in compliance with applicable SEC regulations.

RESULTS OF OPERATIONS

Second Quarter and Year-to-Date 1995 versus Second Quarter and Year-to-Date 1996

The Company's earnings were $0.25 per share for the second quarter 1996. Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for second quarter 1995 have not been presented. Second quarter net income increased $6.6 million, or 118%, from $5.7 million in 1995 to $12.3 million in 1996. Year-to-date, net income has decreased $6.2 million, or 27%, from $22.9 million in 1995 to $16.7 million in 1996. First quarter 1995 and 1996 net income were affected by certain non-recurring items. First quarter 1995 net income reflects an $8.6 million after-tax gain on the sale of Investors Fiduciary Trust Company. First quarter 1996 net income includes the Company's $9.4 million share of a non-recurring charge by Continuum related to Continuum's March 1996 acquisition of Hogan Systems, Inc. (the "Hogan Merger"). Adjusted for these non-recurring items, the Company's 1996 year-to-date net income increased $11.9 million, or 83%, from $14.3 million in 1995 to $26.2 million in 1996. This increase in net income on an adjusted basis is primarily a result of increased revenues and income from operations due to the growth of the Company's mutual fund processing business and decreased interest expense resulting from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995.

                                    For the Three Months    For the Six Months
Geographic information                 Ended June 30,         Ended June 30,
(in thousands)                        1995        1996       1995       1996
                                    ____________________    __________________

Domestic revenues                  $ 104,020  $ 121,738   $ 206,393  $ 246,047
Domestic income from operations       10,133     17,660      23,153     37,075

International revenues                13,653     21,478      23,546     41,431
International losses from operations  (1,406)      (201)     (1,460)      (431)

Revenues

Consolidated revenues increased 22% to $143.2 million in the second quarter 1996 and 25% to $287.5 million year-to-date 1996 primarily due to increased mutual fund processing, higher volumes at Output Technologies and growth in international businesses.

Domestic revenues increased 17% to $121.7 million for the quarter and 19% to
246.0 million year-to-date primarily due to increased mutual fund processing and higher volumes at Output Technologies. United States mutual fund processing revenues increased 13% for the quarter and 17% year-to-date as shareowner accounts serviced increased from 34.1 million at June 30, 1995 to 39.0 million at June 30, 1996. The growth is due to increases in the number of shareowner accounts at existing clients and the addition of approximately one million accounts from the addition of a new client in September 1995. Domestic Output Technologies revenues increased 24% for the quarter and 23% year-to-date due primarily to a 34% increase in domestic pages printed, due in part to an increase in services provided for Boston Financial Data Services ("BFDS") and its affiliate, Boston Equiserv.

International revenues for the second quarter increased 57% to $21.5 million from increased license and development revenues at DST International and $3.5 million from Xebec Imaging Services ("Xebec") , a Canadian acquisition by

Output Technologies in January 1996. Year-to-date, international revenues have increased 76% to $41.4 million, including $7.1 million from Xebec.

Costs and expenses

Consolidated costs and expenses increased 16% to $106.6 million for the second quarter and 20% to $213.0 million year-to-date, primarily as a result of higher operating volumes and increased growth of international operations.

Domestic costs and expenses increased 11% to $86.6 million for the second quarter and 13% to $174.6 million year-to-date. Domestic compensation and benefit expenses increased 15%, or $6.5 million for the first quarter and 17%, or $14.4 million year-to-date primarily due to increased staffing levels to support mutual fund and Output Technologies operations.

Costs and expenses from international business increased $6.0 million, or 42%, for the quarter and $15.1 million, or 65%, year-to-date due to the continued development of product offerings and the addition of $2.9 million and $5.9 million of expenses from the operations of Xebec for the second quarter and year-to-date, respectively.

Depreciation and amortization

Depreciation and amortization increased 15% to $19.2 million for the quarter and 23% to $37.9 million year-to-date primarily due to increased operating capacities at the Winchester Data Center and Output Technologies and increased amortization expense related to the April 1995 purchases of substantially all of the assets and business operations of Supervised Service Company, Inc. and mutual fund shareowner servicing system software both owned by Kemper Services Company.

Interest expense

Interest expense decreased $4.5 million, or 73%, for the quarter, and $6.9 million, or 65%, year-to-date, resulting primarily from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995.

Other income

Other income consists primarily of dividend income on shares of State Street Boston Corporation common stock held by DST and amortization of deferred gains. Other income increased $0.3 million year-to-date primarily as a result of increased dividends from State Street.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates decreased $1.2 million for the quarter. Excluding the effect of the Company recording its estimated $10.2 million share of a non-recurring charge ($9.4 million after providing deferred tax benefit) recorded by Continuum in conjunction with the Hogan Merger in March 1996, equity in earnings (losses) of unconsolidated affiliates on a year-to-date basis decreased $2.0 million. For both the quarter and year-to-date periods, higher operating earnings of Continuum before non-recurring charges were offset by lower earnings from Argus Health Systems as a result of increased development costs for a new claims processing system and a slight decline in claims processed. Increased costs were also incurred at the Company's international transfer agent joint ventures resulting from increased business development costs and an acceleration of the delivery timetable for the FAST2000 unit trust product. 1995 also included $0.5 million for the second quarter and $0.9 million year-to-date of equity in earnings of Midland joint ventures which were sold in August 1995.

Income taxes

Income tax expense increased $5.1 million, or 204%, for the quarter due primarily to increased operating income and decreased interest expense over the prior year quarter. Year-to-date, income tax expense decreased $27.7 million, or 67% , primarily as a result of the 1995 IFTC transaction. The Company recorded $35.0 million of deferred income tax expense in the first quarter 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

The Company's effective tax rate for the second quarter 1996 was approximately 38%. Excluding the effect of the one-time charge taken by Continuum in connection with the merger with Hogan , the Company's year-to-date effective tax rate was approximately 35%. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of domestic unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities. The Company's net cash flows from operating activities totaled $29.8 million during the first six months of 1996. Cash flows from operating activities for the first six months of 1996 were significantly impacted by payments related to incentive compensation programs, including a $10.1 million payment for a multi-year performance based incentive compensation program at an Output Technologies subsidiary that concluded at December 31, 1995, and an increase in accounts receivable of approximately $7.4 million related to revenue growth.

The Company's net cash flow used in investing activities totaled $35.2 million for the first six months of 1996. The Company has expended $3.2 million in 1996 for purchase of Xebec and $30.2 million for capital additions. During the six months ended June 30, 1996, the Company received proceeds of approximately $3.3 million from the sale of assets. The Company anticipates that future investing activities will be funded primarily by cash flows from operating activities, secured term notes, or bank lines of credit as required.

Net cash used in financing activities totaled $0.9 million for the first six months of 1996. Net short and long-term borrowings in 1996 totaled $21.7 million, which were necessary to finance payments for purchases of subsidiaries, capital additions and payments related to incentive compensation programs as described above. Other financing activities includes $5.9 million in payments to vendors relating to software capitalized in prior years, $2.5 million in payments relating to the acquisiton of HiPortfolio by DST International, and $3.4 million for the repurchase of 100,000 shares of common stock.

The Company maintains $45.0 million of bank line of credit facilities to finance short-term working capital requirements, of which total borrowings of $18.1 million are outstanding at June 30, 1996. Additionally, the Company maintains a revolving credit facility of $150.0 million available through May 1998 with a syndicate of U.S. and international banks. Total borrowings of $15.0 million are outstanding on this facility at June 30, 1996.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next twelve months. Further, the Company believes that its longer-term liquidity and capital requirements will be met through cash from operations and short-term bank lines of credit, as well as the Company's $150.0 million revolving credit facility described above.

OTHER INFORMATION

The following summarizes certain key operating and financial data for the periods indicated:

                                                    December 31,     June 30,
                                                        1995           1996
                                                    ___________   ___________
Investment Market Values (1) (in thousands)
The Continuum Company (2)                            $ 219,010     $ 321,850
State Street Boston Corporation                        134,375       152,292
First of Michigan Capital Corporation                    4,803         5,066

Other Operating Data

U.S. mutual fund shareowner accounts serviced
    by TA2000 (millions)                                  36.5          39.0

U.S. defined contribution retirement plans
    serviced by TRAC2000:
        Number of plans                                 42,372        49,493
        Number of participants                         588,078       718,100

U.S. securities transfer accounts serviced
    by STS (millions)                                      6.2           5.9

U.S. mutual fund portfolios serviced by PAS              1,785         1,933

Automated work distributor workstations
    licensed worldwide                                  10,700        14,000

                                                    Six Months Ended June 30,
                                                       1995           1996
                                                    _________________________

Output Technologies pages printed (millions)           445.0          597.6
Pharmaceutical claims processed (millions)              66.0           63.1


1) Represents the market value of the Company's common stock interest based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

2) As discussed under "Recent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations, The Continuum Company merged with Computer Sciences Corporation on August 1, 1996 in a share exchange accounted for as a pooling-of-interests.

2) PART II.  OTHER INFORMATION
______________________________

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 1996.
Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement. A total of 44,609,901 shares of Common Stock, or 89.2% of the shares of Common Stock outstanding on the record date, were represented at the annual meeting. These shares were voted on the following matters as follows:

1) Election of two directors for terms ending in 1999

           a) Thomas A. McDonnell
                 For              43,232,544
                 Withheld          1,377,257
                 Broker non-votes        100
                                  __________
                 Total            44,609,901
                                  __________


           b) M. Jeannine Strandjord
                 For              43,329,674
                 Withheld          1,280,127
                 Broker non-votes        100
                                  __________
                 Total            44,609,901
                                  __________

The terms of office of Directors Thomas A. McCullough and William C. Nelson will continue until the Annual Meeting of Stockholders in 1997. The terms of office of Directors A. Edward Allinson and Michael G. Fitt will continue until the Annual Meeting of Stockholders in 1998.

2)  Approval of the 1995 Stock Option and Performance Award Plan
                 For              34,020,892
                 Against           8,573,741
                 Abstentions         255,684
                 Broker non-votes  1,759,584
                                  __________
                 Total            44,609,901
                                  __________

3) Ratification of the selection of Price Waterhouse LLP as DST's independent accountants
                 For              44,270,193
                 Against             146,695
                 Abstentions         192,913
                 Broker non-votes        100
                                  __________
                 Total            44,609,901
                                  __________

Based upon votes required for approval, each of these matters passed.

If a holder of DST common stock wishes to present a proposal, other than the election of a director, for inclusion in DST's Proxy Statement for next year's annual meeting of stockholders, such proposal must be received by DST on or before December 4, 1996.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27.1 - Financial Data Schedule
(b)  Reports on Form 8-K:

The Company filed a Form 8-K dated April 23, 1996 under Item 5 of such form, reporting the announcement of financial results for the quarter ended March 31, 1996.

The Company filed a Form 8-K dated April 30, 1996 under Item 5 of such form, regarding the impact to the Company of the announced merger of The Continuum Company, Inc. and Computer Sciences Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on
________________.

DST Systems, Inc.

/s/ Kenneth V. Hager____________
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)