Form 10-Q
period 1996-09-30
DST SYSTEMS INC
filed 1996-11-14
CIK 714603

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

As of October 31, 1996, there were 49,701,770 shares of the Company's $.01 par value Common Stock outstanding.

                              DST SYSTEMS, INC.
                                  FORM 10-Q
                             SEPTEMBER 30, 1996
                                    INDEX

                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Introductory Comments                                             3

        Condensed Consolidated Balance Sheet -
        December 31, 1995 and September 30, 1996                          4

        Condensed Consolidated Statement of Income -
        Three and Nine Months Ended September 30, 1995 and 1996           5

        Condensed Consolidated Statement of Cash Flows -
        Nine Months Ended September 30, 1995 and 1996                     6

        Notes to Condensed Consolidated Financial Statements            7-8

Item 2. Management's Discussion and Analysis of Financial Condition    9-14
        and Results of Operations

PART II. OTHER INFORMATION                                               15

Item 1. Legal Proceedings                                                16

Item 2. Changes in Securities                                            16

Item 3. Defaults Upon Senior Securities                                  16

Item 4. Submission of Matters to a Vote of Security Holders              16

Item 5. Other Information                                                16

Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                               16

                              DST SYSTEMS, INC.
                                  FORM 10-Q
                             SEPTEMBER 30, 1996


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

The results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

                              DST SYSTEMS, INC.
                     Condensed Consolidated Balance Sheet
                               (In thousands)
                                 (unaudited)

                                                   December 31,   September 30,
                                                       1995           1996
                                                   ____________________________
ASSETS
Current assets
 Cash and cash equivalents                         $    13,057    $     9,051
 Accounts receivable                                   136,314        142,669
 Inventories                                            10,647         11,233
 Other assets                                           28,500         37,693
                                                     _________      _________
           Total current assets                        188,518        200,646
Investments                                            251,677        565,966
Properties                                             247,014        229,395
Intangibles and other assets                            62,311         64,384
                                                     _________      _________
      Total assets                                 $   749,520    $ 1,060,391
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Debt due within one year                          $    31,822    $    41,765
 Accounts payable                                       47,208         34,526
 Deferred revenues and gains                            12,219         11,987
 Accrued compensation and benefits                      30,017         31,664
 Other liabilities                                      11,937         15,596
                                                     _________      _________
           Total current liabilities                   133,203        135,538
Long-term debt                                          52,477         58,646
Deferred income taxes                                   50,734        162,843
Other liabilities                                       46,272         41,552
                                                     _________      _________
                                                       282,686        398,579
Commitments and contingencies
Minority interest                                          476            664

Stockholders' equity
 Common stock                                              500            500
 Additional paid-in capital                            408,807        408,807
 Retained earnings                                      34,988        191,551
 Treasury stock, at cost                                               (7,342)
 Net unrealized gain on investments                     22,063         67,632
                                                     _________      _________
      Total stockholders' equity                       466,358        661,148
                                                     _________      _________
      Total liabilities and stockholders' equity   $   749,520    $ 1,060,391
                                                     =========      =========


 The accompanying notes are an integral part of these financial statements.

                              DST SYSTEMS, INC.
                 Condensed Consolidated Statement of Income
                 (In thousands, except earnings per share)
                                 (unaudited)

                                       For the Three Month  For the Nine Months
                                       Ended September 30,  Ended September 30,
                                         1995       1996       1995      1996
                                       ___________________  ___________________

Revenues                             $ 121,740  $ 139,569  $ 351,679 $ 427,047

Costs and expenses                      93,486    104,343    270,960   317,297
Depreciation and amortization           18,568     19,804     49,340    57,684
Other expenses                                     13,700               13,700
                                       ________   ________   ________  ________

Income from operations                   9,686      1,722     31,379    38,366
Interest expense                        (7,351)    (1,356)   (17,992)   (5,110)
Other income                             1,092        912      2,671     2,824
Gains on sale of equity investments      1,285    223,438     44,895   223,438
Equity in earnings (losses) of
 unconsolidated affiliates               3,057        (45)    10,808    (4,547)
                                       ________   ________   ________  ________

Income before income taxes and
 minority interest                       7,769    224,671     71,761   254,971
Income taxes                             3,162     85,897     44,374    99,409
                                       ________   ________   ________  ________
Income before minority interest          4,607    138,774     27,387   155,562
Minority interest                          (24)       144       (163)      188
                                       ________   ________   ________  ________

Net income                           $   4,631  $ 138,630  $  27,550 $ 155,374
                                       ========   ========   ========  ========

Weighted average common shares outstanding         49,841               49,935
Earnings per share                              $    2.78            $    3.11


The accompanying notes are an integral part of these financial statements.

                              DST SYSTEMS, INC.
               Condensed Consolidated Statement of Cash Flows
                               (In thousands)
                                 (unaudited)

                                                         For the Nine Months
                                                          Ended September 30,
                                                            1995        1996
                                                          ___________________
Cash flows -- operating activities:
Net income                                               $  27,550  $ 155,374
                                                         __________ __________

 Depreciation and amortization                              49,340     57,684
 (Undistributed earnings) losses of
   unconsolidated affiliates                               (10,808)     4,547
 Gains on sale of equity investments                       (44,895)  (223,438)
 Deferred taxes on gains on sale of
   equity investments                                       35,028     87,254
 Changes in accounts receivable                            (18,005)    (5,570)
 Changes in inventories                                     (2,418)    (1,018)
 Changes in other current assets                            (1,734)    (1,310)
 Changes in accounts payable and accrued liabilities        (5,777)    (9,108)
 Other, net                                                  6,179     (4,829)
                                                         __________ __________
Total adjustments to net income                              6,910    (95,788)
                                                         __________ __________
 Net                                                        34,460     59,586
                                                         __________ __________

Cash flows -- investing activities:
Investment in and advances to unconsolidated affiliates     (4,723)    (8,187)
Capital expenditures                                       (51,322)   (44,810)
Payment for purchases of subsidiaries, net
  of cash acquired                                         (51,090)    (3,183)
Other, net                                                   6,479     (4,683)
                                                         __________ __________
 Net                                                      (100,656)   (60,863)
                                                         __________ __________

Cash flows -- financing activities:
Proceeds from issuance of long-term debt                    24,000
Principal payments on long-term debt                       (22,038)   (15,792)
Net increase in credit facilities and notes payable        224,634     30,149
Dividends to KCSI                                         (150,000)
Stock repurchased                                                      (7,342)
Other, net                                                  (6,987)    (9,744)
                                                         __________ __________
 Net                                                        69,609     (2,729)
                                                         __________ __________

Net increase (decrease) in cash and cash equivalents         3,413     (4,006)
Cash and cash equivalents at beginning of period             3,971     13,057
                                                         __________ __________
Cash and cash equivalents at end of period               $   7,384  $   9,051
                                                         ========== ==========

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1995 and September 30, 1996, the results of operations for the three and nine months ended September 30, 1995 and 1996 and cash flows for the nine months ended September 30, 1995 and 1996.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year 1996.

Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

2.  Earnings per share and stock repurchases

Earnings per share for the three and nine months ended September 30, 1996 is based on the weighted average number of common shares outstanding during the period. Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for the three and nine months ended September 30, 1995 have not been presented.

During the three months ended September 30, 1996, the Company repurchased 141,100 shares of its common stock. A total of 239,330 shares were held in treasury at September 30, 1996.

3.  Acquisitions and Dispositions

On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange approximately 4.3 million shares of CSC common stock with an approximate market value of $295 million based upon the closing price of CSC common stock on the New York Stock Exchange on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million in the third quarter 1996. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result, Continuum will cease to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC earnings will be recognized by DST. DST recognized equity in earnings of Continuum of $0.5 million and $5.0 million in 1993 and 1994, respectively and equity in losses of Continuum of $1.1 million in 1995 and $4.9 million for the first six months of 1996. The Company's investment in CSC is accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently provides all of the North American and United Kingdom data processing operations for Continuum through DST's Winchester Data Center. The Company has agreed with CSC to negotiate an agreement that will allow Continuum to transfer data processing operations from the Winchester Data Center to facilities of CSC. The Company does not believe that such transfer will occur in 1996 nor that any such transfer of data processing will have a material impact on the Company's results of operations or financial position. The merger is not expected to affect Continuum's existing agreements with DST for distribution of DST's Automated Work Distributor (AWD(r)) work flow management software to the insurance and banking industries.

Although DST has limited registration rights with respect to the sale of CSC stock, any dispositions of such stock may be restricted by securities laws. DST has no present intention to dispose of such stock.

4.  Other

During the third quarter, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit. Borrowings under the facility are available on a daily basis at rates pegged to the Eurodollar or federal funds rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's understanding thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Current Report may be obtained by contacting the Commission's public reference office. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

INTRODUCTION

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

The following table presents the sources of the Company's revenues:

                              Sources of Revenue
                        Nine Months Ended September 30,
                            (dollars in thousands)

                                      1995                   1996
                                      ____                   ____
U.S. Mutual Fund
   Processing               $ 160,221      45.6%    $ 190,582       44.6%
   Output Services             52,809      15.0%       63,945       15.0%
                              _______    _______      _______     _______
Total U.S. Mutual Fund        213,030      60.6%      254,527       59.6%

Insurance
   Processing                  20,997       6.0%       21,910        5.1%
   Output services              6,312       1.8%        8,593        2.0%
                              _______    _______      _______     _______
Total Insurance                27,309       7.8%       30,503        7.1%

International                  39,281      11.1%       61,518       14.4%
Other output services          45,699      13.0%       53,599       12.6%
Other                          26,360       7.5%       26,900        6.3%
                              _______    _______      _______     _______
Total revenues              $ 351,679     100.0%    $ 427,047      100.0%
                              =======    =======      =======     =======

RECENT EVENTS

On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange approximately 4.3 million shares of CSC common stock with an approximate market value of $295 million based upon the closing price of CSC common stock on the New York Stock Exchange on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million in the third quarter 1996. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result, Continuum will cease to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC earnings will be recognized by DST. DST recognized equity in earnings of Continuum of $0.5 million and $5.0 million in 1993 and 1994, respectively and equity in losses of Continuum of $1.1 million in 1995 and $4.9 million for the first six months of 1996. The Company's investment in CSC is accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently provides all of the North American and United Kingdom data processing operations for Continuum through DST's Winchester Data Center. The Company has agreed with CSC to negotiate an agreement that will allow Continuum to transfer data processing operations from the Winchester Data Center to facilities of CSC. The Company does not believe that such transfer will occur in 1996 nor that any such transfer of data processing will have a material impact on the Company's results of operations or financial position. The merger is not expected to affect Continuum's existing agreements with DST for distribution of DST's Automated Work Distributor (AWD(r)) work flow management software to the insurance and banking industries.

Although DST has limited registration rights with respect to the sale of CSC stock, any dispositions of such stock may be restricted by securities laws. DST has no present intention to dispose of such stock.

During the third quarter, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit. Borrowings under the facility are available on a daily basis at rates pegged to the Eurodollar or federal funds rates.

RESULTS OF OPERATIONS

Third Quarter and Year-to-Date 1995 versus Third Quarter and Year-to-Date 1996

For the quarter ended September 30, 1996, DST consolidated net income was $138.6 million, or $2.78 per share, as compared to $4.6 million for the quarter ended September 30, 1995. Because the initial public offering of the Company's common stock on October 31, 1995 and use of proceeds therefrom have substantially changed the Company's capital structure, earnings per share data for third quarter 1995 have not been presented. The 1996 results include a net after tax gain of $127.6 million resulting from the completion of the merger of Continuum and CSC. In connection with the merger, DST elected to make a one time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from the ESOP. Excluding the effects of the merger and ESOP contribution, DST's net income for the quarter was $11.0 million, or $.22 per share.

For the nine months ended September 30, 1996, net income was $155.4 million, or $3.11 per share, as compared to $27.5 million for the prior year nine months. First quarter 1995 and 1996 net income were affected by certain non-recurring items. First quarter 1995 net income reflects an $8.6 million after-tax gain on the sale of Investors Fiduciary Trust Company. First quarter 1996 net income includes the Company's $9.4 million share of a non-recurring charge by Continuum related to Continuum's March 1996 acquisition of Hogan Systems, Inc. (the "Hogan Merger"). If all Continuum related equity in earnings, gains and charges in 1995 and 1996, and the gain on the sale of IFTC in 1995 were eliminated, net income would have been $32.2 million, or $.65 per share for the nine months ended September 30, 1996, as compared to $14.4 million for 1995.

International operations incurred a pretax loss for the three and nine months ended September 30, 1996. While the Company anticipates an improvement in the performance of international results in the fourth quarter 1996, total year international operations are expected to result in a pretax loss.

                                    For the Three Months  For the Nine Months
                                     Ended September 30,   Ended September 30,
Geographic information              ____________________  ____________________
(in thousands)                         1995      1996        1995      1996

Domestic revenues                   $106,005  $ 119,483   $ 312,398 $ 365,530
Domestic income from operations        9,494      3,419      32,726    40,493

International revenues                15,735     20,086      39,281    61,517
International income (losses)
   from operations                       251     (1,697)     (1,333)   (2,127)


Revenues

Consolidated revenues increased 15% to $139.6 million in the third quarter 1996 and 21% to $427.0 million year-to-date 1996 primarily due to increased mutual fund processing, higher volumes at Output Technologies and growth in international businesses.

Domestic revenues increased 13% to $119.5 million for the quarter and 17% to
365.5 million year-to-date primarily due to increased mutual fund processing, higher volumes at Output Technologies and increased satellite television subscriber management revenues. United States mutual fund processing revenues increased 12% for the quarter and 15% year-to-date as shareowner accounts serviced increased from 35.9 million at September 30, 1995 to 40.0 million at September 30, 1996. The growth is due to increases in the number of shareowner accounts at existing clients and the addition of approximately one million accounts from the addition of a new client in September 1995. The Company anticipates that in early 1997 a client of Boston Financial Data Services ("BFDS") will convert its shareowner processing to in-house processing, thereby reducing accounts serviced by the Company by approximately one million accounts. Management believes the loss of these accounts will be offset by a conversion of a new client in the fourth quarter of 1996 with approximtely 500,000 accounts and by growth in accounts from existing clients. Domestic Output Technologies revenues increased 13% for the quarter and 20% year-to-date on 14% and 25% increases in domestic pages printed for the quarter and year-to-date, respectively, due in part to an increase in services provided for BFDS and its affiliate, Boston Equiserv. Satellite television subscriber management revenues increased 226% for the quarter and 139% year-to-date due to an increased number of subscribers and continuing systems development activities.

International revenues for the third quarter increased 28% to $20.1 million from increased license and development revenues at DST International and $3.5 million from Xebec Imaging Services ("Xebec") , a Canadian acquisition by Output Technologies in January 1996. Year-to-date, international revenues have increased 57% to $61.5 million, including $10.7 million from Xebec.

Costs and expenses

Consolidated costs and expenses increased 12% to $104.3 million for the third quarter and 17% to $317.3 million year-to-date, primarily as a result of higher operating volumes and increased growth of international operations.

Domestic costs and expenses increased 7% to $84.5 million for the third quarter and 11% to $259.1 million year-to-date. Domestic compensation and benefit expenses (exclusive of the one-time ESOP charge described below) increased 7%, or $2.9 million for the third quarter and 13%, or $17.3 million year-to-date primarily due to increased staffing levels to support mutual fund and Output Technologies operations.

Costs and expenses from international business increased $5.5 million, or 38%, for the quarter and $20.6 million, or 55%, year-to-date because of the continued development of software systems and the addition of $2.9 million and $8.8 million of expenses from the operations of Xebec for the third quarter and year-to-date, respectively.

Depreciation and amortization

Depreciation and amortization increased 8% to $19.8 million for the quarter primarily because of increased operating capacities at the Winchester Data Center and Output Technologies. Depreciation and amortization increased 17% to $57.7 million year-to-date because of the increased operating *capacities and increased amortization expense related to the April 1995 purchases of substantially all of the assets and business operations of Supervised Service Company, Inc. and mutual fund shareowner servicing system software both owned by Kemper Services Company.

Other expenses

In connection with the merger of Continuum with CSC, DST elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP.

Interest expense

Interest expense decreased $6.0 million, or 82%, for the quarter, and $12.9 million, or 72%, year-to-date, resulting primarily from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995.

Other income

Other income consists primarily of dividend income on shares of State Street Boston Corporation common stock held by DST and amortization of deferred gains.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates decreased $3.1 million for the quarter and $15.4 million year-to-date. Excluding equity in earnings of Continuum, equity in earnings of unconsolidated affiliates decreased $1.4 million for the quarter and $5.5 million on a year-to-date basis. Argus Health Systems has recorded lower earnings for both the quarter and year-to-date periods as a result of increased development costs for a new claims processing system and a slight decline in claims processed. Increased costs were also incurred at the Company's international transfer agent joint venture resulting from increased business development costs and an acceleration of the delivery timetable for the FAST2000 unit trust product which is currently expected to be completed in 1997. 1995 also included $0.2 million for the third quarter and $1.1 million year-to-date of equity in
earnings of Midland joint ventures which were sold in August 1995.   The
following table summarizes equity in earnings (losses) of unconsolidated affiliates:

                                  For the Three Months     For the Nine Months
(in thousands)                    Ended September 30,      Ended September 30,
                                  ____________________     ____________________
                                     1995       1996          1995       1996

The Continuum Company             $  1,713   $      0      $  4,988   $  (4,890)
Boston Financal Data Services        1,061      1,489         3,974       3,927
Argus Health Systems                   928        223         3,168       1,263
European Financial Data Services      (720)    (1,728)       (2,203)     (4,552)
Other                                   75        (29)          881        (295)
                                   ________   ________      ________    ________

Total                             $  3,057   $   (45)      $ 10,808   $  (4,547)
                                   ========   ========      ========    ========


Income taxes

Income tax expense increased $82.7 million for the quarter and $55.0 million year-to-date primarily because of the gain on the Continuum/CSC merger. The Company recorded $82.1 million of income tax expense in the third quarter 1996 as a result of the Continuum/CSC merger to recognize the deferred tax liability on the difference between the value of CSC stock received and the Company's tax basis in Continuum less previous deferred taxes provided respecting Continuum and less the current tax benefit of the ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's retirement plans. The Company recorded $35.0 million of deferred income tax expense in the first quarter 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

Excluding the effects of the Continuum/CSC merger, ESOP contribution and the effect of the one-time charge taken by Continuum in connection with the Hogan Merger in the first quarter 1996, the Company's effective tax rate for the third quarter and year-to-date 1996 was approximately 25% and 33%, respectively. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of domestic unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law and certain tax credits recognized by the Company in conjunction with the rehabilitation of historic property that will be used as office space.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows from operating activities totaled $59.6 million during the first nine months of 1996. Cash flows from operating activities for the first nine months of 1996 were significantly impacted by payments related to incentive compensation programs, including a final, non-recurring $10.1 million payment for a multi-year performance based incentive compensation program at an Output Technologies subsidiary that concluded at December 31, 1995, and an increase in accounts receivable of approximately $5.6 million related to revenue growth. The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities.

The Company's net cash used in investing activities totaled $60.9 million for the first nine months of 1996. The Company has expended $3.2 million in 1996 for purchase of Xebec and $44.8 million for capital additions. Investments and advances to unconsolidated affiliates totaled $8.2 million for the first nine months of 1996, primarily as a result of funding the development of the FAST2000 unit trust system at EFDS. Other investing activities include $7.7 million in short-term advances to an affiliate and proceeds of approximately $3.0 million from the sale of assets. The Company anticipates that future investing activities will be funded primarily by cash flows from operating activities, secured term notes, or bank lines of credit as required.

Net cash used in financing activities totaled $2.7 million for the first nine months of 1996. Net short and long-term borrowings in 1996 totaled $14.4 million, which were used to finance advances to EFDS, capital additions and payments related to incentive compensation programs as described above. Other financing activities include $7.2 million in payments to vendors relating to third-party software licenses capitalized in prior years and $2.5 million in payments relating to the acquisition of HiPortfolio by DST International. The Company has also repurchased $7.3 million of its common stock during the first nine months of 1996.

As discussed under "Recent Events", the Company now maintains a $50.0 million of bank line of credit facility to finance short-term working capital requirements, of which total borrowings of $26.9 million are outstanding at September 30, 1996. Additionally, the Company maintains a revolving credit facility of $150.0 million available through May 1998 with a syndicate of U.S. and international banks. Total borrowings of $15.0 million are outstanding on this facility at September 30, 1996.

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

OTHER INFORMATION

The following summarizes certain key operating and financial data for the periods indicated:

                                               December 31, September 30,
                                                  1995          1996
                                               __________________________
Investment Market Values (1) (in thousands)
Computer Sciences Corp. (2)                    $       0      $ 332,430
The Continuum Company (2)                        219,010              0
State Street Boston Corporation                  134,375        171,313
First of Michigan Capital Corporation              4,803          5,235

Other Operating Data
U.S. mutual fund accounts serviced                  36.5           40.0
  by TA2000 (millions)
U.S. defined contribution retirement
  plans serviced by TRAC2000:
     Number of plans                              42,372         49,550
     Number of participants                      588,078        507,310
U.S. securities transfer accounts                    6.2            5.9
  serviced by STS (millions)
U.S. mutual fund portfolios serviced by PAS        1,785          1,988
Automated work distributor workstations           10,700         16,593
  licensed worldwide

                                            Nine Months Ended September 30,
                                                   1995          1996
                                            _______________________________

Output Technologies pages printed (millions)       680.8          872.2
Pharmaceutical claims processed (millions)          97.2           94.0


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no claims outstanding that management expects would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibit 27.1 - Financial Data Schedule
b) Reports on Form 8-K:

The Company filed a Form 8-K dated July 18, 1996 under Item 5 of such form, reporting the announcement of financial results for the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on November 8, 1996.

DST Systems, Inc.

/s/ Kenneth V. Hager____________
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)

