Form 10-K405
period 1996-12-31
DST SYSTEMS INC
filed 1997-03-18
CIK 714603

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934   For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
         __________

                         Commission file number 1-14036

                                DST SYSTEMS, INC.
               (Exact name of Company as specified in its charter)


           Delaware                                       43-1581814
(State or other jurisdiction of            (I.R.S. Employer identification no.)
incorporation or organization)

                333 West 11th Street, Kansas City, Missouri 64105
                (Address of principal executive offices) (Zip code)

         Company's telephone number, including area code (816) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class              Name of exchange on which registered
Common Stock, $0.01 Per Share Par Value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997:
                   Common Stock, $.01 par value --$962,579,145

           Number of shares outstanding of the Company's common stock as of February 28, 1997:
                   Common Stock, $.01 par value -- 49,504,000

Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                          Part of Form 10-K into which
Document                         incorporated
--------------------------------------------------------------------------------
Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which Part III will be filed no later than 120 days after December 31, 1996
--------------------------------------------------------------------------------

                                DST Systems, Inc.
                          1996 Form 10-K Annual Report


                                Table of Contents

        Cautionary Statement With Respect To Forward-Looking Comments........ 2


                                     Part I

Item 1. Business ............................................................ 2
Item 2. Properties.......................................................... 10
Item 3. Legal Proceedings................................................... 11
Item 4. Submission of Matters to a Vote of Security Holders................. 11
        Executive Officers of the Company................................... 11


                                     Part II

Item 5. Market for the Company's Common Stock and
        Related Stockholder Matters......................................... 12
Item 6. Selected Consolidated Financial Data................................ 12
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 13
Item 8. Financial Statements and Supplementary Data......................... 23
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................. 46


                                    Part III

Item 10. Directors and Executive Officers of the Company.................... 46
Item 11. Executive Compensation............................................. 46
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 46
Item 13. Certain Relationships and Related Transactions..................... 46


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 47
         Signatures......................................................... 53





DST(TM), OTI(TM), Securities Transfer System(TM), STS(TM), TA2000(R), Portfolio Accounting System(TM), PAS(TM), Global Portfolio System(R), GPS(R), OpenPerformance System(TM), OPS(TM), Enterprise Investment Management System(TM), Integrated Pharmacy Network System(TM), IPNS(R), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM), FanMail(R), Vision Mutual Fund Gateway(TM), EnCorr(R), PowerStore(R), Customer Service Workstation(R), Financial Asset Builder(R) Financial Asset Network(R) referred to in this Report are included among the Company's trademarks. DirecTV(TM) referred to in this Report is a trademark of Hughes Electronics, Inc. Fund/Serv(TM) and Networking(TM) referred to in this Report are trademarks of National Securities Clearing Corporation. Windows NT(R) and Windows(R) referred to in this Report are trademarks of Microsoft Corporation. OS/2(R) referred to in this Report is a trademark of IBM Corporation.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain forward-looking comments. Such comments are based upon the information currently available to management of DST Systems, Inc. and its subsidiaries (collectively "DST" or "the Company") and management's understanding thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which is hereby incorporated by reference and has been filed with the United States Securities and Exchange Commission (the "Commission"). That Current Report may be obtained by contacting the Commission's public reference office. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996, Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

PART I

Item 1.  Business

This discussion of the Company's business should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth under the headings "Introduction" and "Seasonality" in the MD&A and the geographic information included in Item 8,
Note 15 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware. The Company operates in one segment.

RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS

The major business developments of the Company and the Company's subsidiaries for 1996 are as follows.

CSC/Continuum Merger
On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange approximately 4.3 million shares of CSC common stock.

DST currently  provides data processing  operations for Continuum  through DST's
Winchester Data Center. The Company has agreed with CSC to negotiate an agreement that will allow Continuum to transfer data processing operations from the Winchester Data Center to facilities of CSC. The Company believes that such transfer will not occur until after 1997 and will not have a material impact on the financial condition or results of operations of the Company. The Company does not expect the merger to affect the Company's existing agreements with Continuum for distribution of DST's Automated Work Distributor (AWD) work flow management software to the insurance and banking industries.

Output Processing Expansion into International Markets
In January 1996, the Company's subsidiary, Output Technologies, Inc. ("Output Technologies") acquired for $5.5 million, Xebec Imaging Services, Inc., a Canadian company engaged in output processing.

COLD Marketing Right
During 1996, Output Technologies acquired for $2.9 million, a 15% equity interest in PSI Technologies, Inc. ("PSI"), the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with the investment, Output Technologies acquired the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

New Credit Agreements
During the third quarter of 1996, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit available through May 1997. Borrowings under the facility are available at rates tied to the Eurodollar or federal funds rates. In December 1996, the Company entered into an amended and restated five year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. The facility replaced the three year $150 million agreement entered into in May 1995. Borrowings under the facility are available at rates tied to the Eurodollar, Prime, Base CD, or federal funds rates.

NARRATIVE DESCRIPTION OF BUSINESS

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations. Set forth below is information regarding the Company's sources of revenue.


                                  Sources of Revenue
                               Years Ended December 31,

                                    1994                1995                 1996
                             -----------------   -----------------    ------------------
                                               (dollars in millions)
U. S. Revenues
  Mutual Fund
  Investment Management
    Data Processing Services $  190.8    47.5%   $  221.5    45.8%    $  257.8     44.4%
    Output Services              53.8    13.4        60.2    12.4         77.7     13.4
                             -------- --------   -------- --------    --------  --------
                                244.6    60.9       281.7    58.2        335.5     57.8

  Other Output Processing        73.3    18.3        81.4    16.8         90.5     15.6
  Other                          51.5    12.8        60.1    12.4         70.4     12.1
                             -------- --------   -------- --------    --------  --------

Total U.S. revenues             369.4    92.0       423.2    87.4        496.4     85.5
International revenues           32.3     8.0        60.9    12.6         84.4     14.5
                             -------- --------    ------- --------    --------  --------
Total Revenues               $  401.7   100.0%   $  484.1   100.0%    $  580.8    100.0%
                             ======== ========   ======== ========    ========  ========

The Company's revenue growth is attributable to the growth of the mutual fund industry and the implementation of the Company's business strategy. The primary components of the Company's ongoing business strategy are: (i) enhancement of the Company's technology base and development of new services and products to strengthen its position as the leading provider of information processing services to the United States mutual fund market; (ii) expansion into markets where the Company can provide similar information processing and computer software services and products; and (iii) formation of strategic alliances and joint ventures with and acquisitions of established companies operating in the Company's target markets, both in the United States and internationally.

The growing volume and complexity of transactions in the financial services market and other markets have resulted in increasing demand for more sophisticated systems to process information in a timely and accurate manner. Computer technology has provided an effective means of addressing this demand, but requires significant capital investment and expertise. As a result, many organizations have relied on outside providers, such as the Company. The Company expects the information processing needs of these organizations to continue to grow in volume and complexity and believes that this will present the Company with significant opportunities for its services and products.

United States Mutual Fund and Investment Management

Most of the Company's mutual fund clients are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as "redemptions") of open-end mutual fund shares are effected between shareowners and the funds, rather than between shareowners. These transactions are based on the net asset value of the mutual funds on the date of purchase or redemption, which require that the assets of the funds and the interests of their shareowners be valued daily. Accordingly, the timely and accurate accounting and recordkeeping of shareowner and fund investment activity is a critical function.

In addition, as investors have been attracted to the wide array of investment products with increasingly specialized features offered by mutual funds, the mutual fund market has seen a significant increase in the number of mutual fund shareowner accounts, in the volume of transactions and in the complexity of the recordkeeping. The Company has made significant investments in computer capacity and systems to handle the increasing volumes, to maintain its leadership position and to improve quality and productivity.

The Company typically enters into multi-year written agreements with its clients. The Company has long-term relationships with its mutual fund clients and most of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.


Shareowner Accounting and Recordkeeping
The Company's proprietary applications system for mutual fund recordkeeping and accounting, known as "TA2000," performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to broker-dealers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction data and year end tax statements. The TA2000 system processes all types of open-end funds, including money market funds and load and no-load funds and performs many specialized tasks, such as asset allocation, wrap fee calculations and processing shareowner activity for multiple class funds. At December 31, 1996, the Company provided shareowner accounting processing services data for approximately 41 million of the estimated 148 million U.S. mutual fund shareowner accounts.

The Company offers its TA2000 system on a "full service" basis and on a "remote service" basis. Full service includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, broker-dealers and others and handle the TA2000 functions described above. Remote clients have their own administrative and clerical staff who access TA2000 at the Winchester Data Center using the Company's telecommunications network.

Selection by a client of full or remote service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners. To address clients' desires to control shareowner interaction, the Company developed a partial remote service, which allows the clients' personnel to handle customer telephone inquiries while the Company's personnel retain transaction processing functions. This service was facilitated by the implementation of AWD, which captures transaction images and makes them, together with the status of the transactions, electronically available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through fees charged for use of the Company's proprietary software systems, clerical processing services and other related products. These fees are generally charged on an account and number of funds basis for remote and partial remote service and on an account, funds and transaction basis for full service. The Company's policy is not to license the TA2000 system.

Retirement Plan Accounting and Recordkeeping
The Company's TRAC-2000 product provides recordkeeping and administration for defined contribution plans, including 401(k), 403b and 457 plans, Simplified Employee Pensions and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC-2000 interfaces directly with TA2000 thereby eliminating the normal reconciliation problems which occur when different systems are used for the participant recordkeeping and mutual fund shareowner accounting. TRAC-2000 is offered on a full service basis through Boston Financial Data Services, Inc. ("BFDS") and on a remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because (i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts.

Portfolio Accounting and Investment Management Products
DST offers products that support the portfolio accounting and investment management functions of the financial services industry. These products comprise the Enterprise Investment Management System and include the Portfolio Accounting System (PAS), Global Portfolio System (GPS) and OpenPerformance System (OPS). DST offers a complete solution to firms managing mutual funds, institutional advisory accounts, or both.

PAS is an integrated fund accounting system that maintains accounting records for mutual funds and unit investment trusts with domestic and international assets, computes daily income and expense for each portfolio and calculates the fund's daily net asset value (NAV) which appears in the financial media. The multi-currency capabilities of PAS enable investment managers to account for the growing number of foreign securities in their portfolios. As of December 31, 1996, PAS valued 2,074 portfolios with an aggregate market value of $650 billion.

GPS, designed for large investment management companies with advisory accounts, is a rules-based, multi-currency transaction processing and portfolio accounting system, with a Windows based graphical user interface (GUI) and a variety of reporting alternatives. With its client server, relational database architecture (Sybase or Oracle), GPS has seamless integration with OPS and can interface with a wide range of third party systems offering trading, portfolio management and custodian communication.

OPS is a multi-currency performance measurement and attribution system that enables investment companies to calculate and evaluate the performance of their portfolios against industry standard benchmarks while adhering to the performance presentation standards of the Association for Investment Management and Research (AIMR). OPS uses relational database architecture (Sybase or Oracle), and offers multiple delivery options. OPS is available as a remote product or for in house installation on UNIX or NT server platforms. OPS is offered both on a fully integrated basis with the PAS and GPS products or on a stand-alone basis.


Automated Workflow Management
The Company's Automated Work Distributor (AWD) system is an image-based, intelligent workflow management and customer support system developed by the Company's Advanced Technology Group. Introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD captures transactions at their source (such as paper, phone calls or faxes), converts them into electronic images, stores them and electronically moves them to the appropriate work area and person for processing. AWD integrates high-speed scanning, character recognition, voice recognition, optical storage and automated correspondence to automate work processes traditionally performed by hand. AWD also performs statistical quality control sampling and provides productivity reporting for each individual using the system.

AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on AS/400, Windows NT or UNIX servers utilizing either Windows or OS/2 client desktops. AWD interfaces with existing mainframe or other server lines of business applications. AWD is primarily installed in investment management companies, insurance companies and banks located in the United States, Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific.

The Advanced Technology Group has developed a number of other products that can be used with AWD. These products include, Customer Service Work Station, which presents all available customer information at the telephone representative's workstation; EnCorr, which automates the creation and printing of correspondence; and PowerStore, which enables optical media access for stand-alone PC's, client/servers and other computer platforms.

The Company derives AWD revenues from license fees based on the number of workstations accessing the software, fees for customized installation and programming services and annual maintenance fees.

Additional Mutual Fund Services and Products
In addition to its continual investment in TA2000, the Company develops products to meet the changing service requirements and distribution channels of the mutual fund market as well as the increasing regulatory requirements affecting that market.

The Company maintains a high volume interface with Fund/Serv and Networking, two systems developed by the National Securities Clearing Corporation for broker-dealer distributed mutual funds. The Company has also developed systems and communication infrastructure products that facilitate emerging forms of mutual fund sales and distribution. One of these systems, FanMail, provides independent financial planners with trade confirmations, account positions and other data via public network access. As of December 31, 1996, approximately 70 mutual fund and variable annuity companies were participating in this service with information being transmitted to an estimated 5,000 financial advisors. A Windows based enhancement to FanMail called Vision Mutual Fund Gateway was developed in August 1996, and provides real time inquiry capabilities for broker-dealers and the financial planning community. Additionally, Financial Asset Builder (FAB) enables bank distributors of mutual funds to customize comparison analysis data and execute transactions.

The Company has designed another system, Financial Access Network (FAN) to support emerging forms of electronic distribution for mutual funds. FAN enables mutual fund companies to transmit mutual fund literature via the Internet to shareowners and potential investors who visit their proprietary web page. In addition, mutual fund shareowners can review their accounts and request mutual fund transactions, such as purchases, redemptions and exchanges from personal computers.

Revenues from these new services and products are based generally on the number of transactions processed.

Winchester Data Center
The Winchester Data Center ("Winchester"), the Company's central computer operations and data processing facility, is located in Kansas City, Missouri. Winchester has a total of 161,000 square feet, of which 74,000 square feet is computer room. The computer room houses mainframe computers with a combined processing capacity of over 2,400 MIPS and direct access storage devices with an aggregate storage capacity of nearly 13,000 gigabytes. In addition, Winchester houses non-mainframe computers and peripheral equipment to support other operations.

Winchester is staffed 24 hours a day, seven days a week and has a self-contained power plant with mechanical and electrical systems that operate virtually without interruption in the event of commercial power loss. Winchester also utilized a fully redundant telecommunications network serving DST's clients. The network, which serves more than 85,000 computer users, has redundant pathing and software which provides for automatic rerouting of data transmission in the event of carrier circuit failure. The Company has an agreement with a commercial disaster recovery provider for computer processing in the event of a computer failure at Winchester. The Company's data communications network is linked to the disaster recovery provider's facility and network to enable client access to the disaster recovery facility. The Company tests the disaster recovery process on a regularly scheduled basis.


Output Processing

Output Technologies, Inc., a wholly owned subsidiary of the Company, performs electronic printing, variable and selective insertion, pre-sorted mailing and distribution of custom designed shareowner and other customer communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. Additionally, Output Technologies offers telemarketing/fulfillment services, computer output archival services, graphic design services and offset printing. Output Technologies has multiple locations throughout the United States and Canada.

Output Technologies' strategy is to use technology to provide high volume products and services of superior quality. Output Technologies' products enable the Company to broaden its product offerings to its clients. Although Output Technologies provides services to mutual fund and securities transfer clients of the Company, significant revenues are derived from customers who are not otherwise clients of DST.

During 1996, Output Technologies acquired for $2.9 million, a 15% interest in PSI, the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with the investment, Output Technologies acquired the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

The revenues generated from Output Technologies' activities are generally dependent on the volume of output transactions processed.

Securities Transfer Market

The Company's Securities Transfer System (STS) provides a wide array of corporate stock and bond security holder recordkeeping services, including maintaining ownership records, recording ownership changes, issuing certificates, issuing and tabulating proxies, calculating and disbursing dividends and interest, processing dividend reinvestments, tax reporting and responding to shareowner inquiries through on-line data access. STS also maintains shareowner activity for closed-end mutual funds and unit investment trusts.

The primary users of the Company's securities transfer system are corporate trustees and bank securities transfer agents. These agents must provide a wide range of services at competitive prices to compete in the securities transfer market. Because the securities transfer systems must be continuously upgraded and are costly to maintain and improve, transfer agents often rely on outside vendors, such as the Company, for these services. The Company allows its clients to have access to a system which is continually enhanced to meet regulatory and user requirements.

During 1995, BFDS merged its securities transfer business with the Bank of Boston Corporation's securities transfer business, forming Boston EquiServe. This joint venture created one of the largest securities transfer agents in the United States, processing approximately 12 million accounts. Boston EquiServe currently uses STS to process 4 million accounts, representing clients of State Street Bank.

DST is currently developing a new securities transfer system to be used by Boston EquiServe to process all of its accounts. The new system will be initially implemented in 1997 and completed in 1999.

Argus

Argus Health Systems, Inc. ("Argus") is a 50% owned joint venture of the Company and a privately held life insurance holding company. Argus provides managed care pharmaceutical claim processing services using its proprietary computer processing system, Integrated Pharmacy Network System ("IPNS"). IPNS is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and alerts dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

The Company provides data processing, telecommunications and output services to Argus and Argus operates IPNS at Winchester. Its primary clients are providers of pharmacy benefit plans, including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

Argus is currently developing a new claims processing system which will replace IPNS. This system will be client/server based and will run at Winchester on equipment owned by Argus.

Satellite Subscriber Management Services

DST owns 80% of DBS Systems Corporation ("DBS"), a developer and provider of subscriber management software for the DirecTV satellite system, a product of DirecTV, Inc., a Hughes Electronics company. DBS' software system manages DirecTV satellite television subscriber-related activities, including billing for DirecTV satellite television subscribers. Output Technologies performs the electronic printing and mailing of subscriber invoices for DBS.

CSC/Continuum

The Company also provides data processing operations for Continuum. In conjunction with the CSC/Continuum merger, the Company has agreed with CSC to negotiate an agreement that will allow Continuum to transfer data processing operations from Winchester to facilities of CSC. The Company believes that such a transfer will not occur until after 1997 and will not have a material impact on the Company. In addition, Continuum has the exclusive right to distribute the Company's AWD product to life and property and casualty insurance companies worldwide and a non-exclusive right in the banking industry. This agreement was unaffected by the CSC/Continuum merger.

International Businesses

The Company also offers investment management and accounting software and services for investment managers, shareowner accounting services, output services and advanced technology products in selected international markets. The Company has entered these markets primarily by affiliating with or acquiring established companies.

DST International Limited ("DST International")
DST International, a United Kingdom company with subsidiaries in Australia, South Africa and Hong Kong, offers multiple investment management and portfolio accounting software products and services, primarily for use in the United Kingdom, Europe, Australia, South Africa and Asia-Pacific. DST International also markets the AWD product to markets outside the United States and Canada.

Corfax Benefit Systems Ltd.("Corfax")
Corfax, a Canadian company, provides shareowner accounting systems and services and pension administration processing services in Canada with the Corfax Pension System, as well as a retirement plan participant accounting system for Canadian retirement plans.

Xebec Imaging Services, Inc. ("Xebec")
Output Technologies acquired Xebec in the first quarter of 1996. Xebec, located principally in Toronto, provides computer output, archival and print/mail services for various Canadian financial services companies.

CFDS Limited ("CFDS")
A Canadian  subsidiary  of BFDS,  CFDS provides  full-service  processing to the
Canadian  mutual  fund  industry  using  the  Corfax  system  and   full-service
processing for United States off-shore mutual funds using TA2000.

European Financial Data Services Limited ("EFDS")
A joint venture of DST and State Street Boston Corporation, EFDS is developing FAST2000, a unit trust accounting system for the United Kingdom market. FAST2000 integrates the Company's workflow management and intelligent workstation technology directly into the unit trust processing software. Additionally, EFDS operates, through a wholly-owned subsidiary, a full-service processing business for unit trusts and related products serving more than 300,000 unitholder accounts in the United Kingdom.

Marketing / Distribution

The Company's mutual fund systems and related services and products are marketed to mutual fund management firms and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, providing investors a variety of mutual fund investments and the ability to exchange investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group.

The Company identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The Company's marketing efforts include cross-selling the Company's wide range of services and products to its existing clients. The Company's sales efforts are closely coordinated with its joint venture and strategic alliance partners.

An important distribution channel for the Company's services and products is its joint ventures. Boston Financial Data Services, Inc. ("BFDS")is a 50% owned joint venture with State Street Boston Corporation ("State Street"), the parent company of State Street Bank & Trust Company. BFDS combines use of the Company's proprietary applications and output processing capabilities with the marketing capabilities and custodial services of State Street to provide full service shareowner accounting and recordkeeping services to U.S. mutual funds. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full service support for defined contribution plans using the Company's TRAC-2000 system. In addition, Boston EquiServe, a 50% owned joint venture between BFDS and Bank of Boston, uses the Company's Securities Transfer System to service closed-end mutual funds and corporate stock transfer clients of State Street Bank and Trust Company. BFDS is the Company's largest customer, accounting for approximately 12% of the Company's revenues in 1996.

To enhance the distribution of AWD, the Company has granted rights to Continuum to license AWD to the life and property/casualty insurance and banking industries. This agreement was unaffected by the CSC/Continuum merger.

Sources of new business for the Company include (i) existing clients of the Company, particularly with respect to complementary and new services and products; (ii) companies relying on their in-house capabilities and not using outside vendors; (iii) companies using competitors' systems and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business.

Software Development and Maintenance

The Company continually upgrades and enhances its proprietary products and services to meet the needs of its clients and the financial services industry. The Company's Advanced Technology Group develops new products designed to address emerging information processing needs of both existing and potential markets. Operating costs include approximately $44.6 million, $59.1 million and $82.1 million during the years ended December 31, 1994, 1995 and 1996, respectively, for software development and enhancements to its to proprietary systems and software products.

Competition

The Company believes that competition in the markets in which it operates is based largely on quality of service, features offered including the ability to handle rapidly changing transaction volumes, commitment to hardware capacity and software development, and price. The Company believes there is significant existing competition in its markets.

The Company's shareowner accounting systems compete not only with third-party providers but also with in-house systems and broker-dealer firms distributing mutual funds who retain the shareowner account processing. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit in pricing their services. The Company's ability to compete effectively is dependent on the availability of capital. Some of the Company's competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company has significant competition with its portfolio accounting and investment management systems. Principal competitors are third party software service providers and those companies which license their products. The key competitive factors in the investment management systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and overall price. The Company believes that it competes effectively in the market by its on-going investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers.

The Company's automated workflow system competes with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and overall price. The Company believes that it can compete effectively in those markets the Company chooses to pursue.

The key competitive factors in output services of the Company are quality of services, quality of customer support, ability to handle large volumes at month and quarter ends and speed of production. The Company's principal competitors in this business are local companies in the cities where the Company's printing operations are located and several large national organizations. The Company believes that it competes effectively with others in the market.

Employees

As of December 31, 1996, the Company and its majority owned subsidiaries employed approximately 5,600 employees. In addition, 50%-owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 2,400 employees, including approximately 1,700 at BFDS.

Item 2.  Properties

Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company:

Location               Use (1)           Owned/Leased (2)        Square Feet
--------               -------           ----------------        -----------
Kansas City, MO        Data Center             Owned                 161,000
Kansas City, MO        Office Space            Owned                 635,000
Kansas City, MO (3)    Office Space           Leased                 690,000
Kansas City, MO        Production              Owned               1,112,000
Kansas City, MO        Production             Leased                 172,000
East Hartford, CT      Production             Leased                  75,000
Mt. Prospect, IL       Production             Leased                 135,000
New York, NY           Production             Leased                  27,000
Westwood, MA           Production             Leased                 128,000
St. Louis, MO          Production             Leased                  36,000
Cincinnati, OH         Office Space           Leased                  23,000
Denver, CO             Production             Leased                  97,000
Canada                 Office Space           Leased                  27,900
Canada                 Production             Leased                  83,000
Australia              Office Space           Leased                  30,000
United Kingdom         Office Space           Leased                  49,000

(1) Property specified as being used for production in the above table includes space used for storage and manufacturing and as warehouse space.

(2) Excluded from the table are a number of surface parking lots in the downtown Kansas City, Missouri area. The table also excludes nine properties outside the Kansas City, Missouri metropolitan area having an aggregate 95,183 square feet of office or production space, which are each less than 20,000 square feet. In addition to the property listed in the table and discussed above, the Company, through its subsidiaries and joint ventures, leases space in the Netherlands, Switzerland, Belgium, South Africa, Hong Kong, Singapore, Thailand and New Zealand. The property listed in the table as owned by the Company is subject to mortgage indebtedness in an aggregate amount of approximately $36 million as of December 31, 1996.

(3) Includes 352,680 square feet master-leased by a wholly-owned subsidiary of the Company, of which 145,069 square feet is subleased to the Company or its other subsidiaries.

The discussion under "Winchester Data Center" in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

Item 3.  Legal Proceedings

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse affect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to security holders during the fourth quarter of calendar year 1996.

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 13, 1997.

All executive officers are elected by and serve at the discretion of the Company's Board of Directors. Certain of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. None of the executive officers are related to one another by family.

Thomas A. McDonnell, age 51, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to August 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He served as Executive Vice President of Kansas City Southern Industries ("KCSI") from February 1987 until October 1995 and as a director of KCSI from 1983 until October 1995. He is a director of BHA Group, Inc., Cerner Corporation, Computer Sciences Corporation, Euronet Services, Inc., Informix Software, Inc., Janus Capital Corporation and Nellcor-Puritan Bennett Corporation.

Thomas A. McCullough, age 54, is Executive Vice President of the Company. He has served as a director of the Company since 1990 and as Executive Vice President since April 1987. His responsibilities include full service mutual fund processing, remote mutual fund client servicing, information systems, portfolio accounting, securities transfer and product sales and marketing.

Robert C. Canfield, age 58, has served as Senior Vice President, General Counsel and Secretary since August 1995 and as Senior Vice President--Law of the Company from March 1992 to August 1995. Prior to joining the Company, he had been a partner in the law firm of Watson, Ess, Marshall & Enggas since 1971.

Morton B. Comer, age 64, has served as Senior Vice President of the Company since April 1991. He is responsible for the Company's full service mutual fund processing and corporate support.

Kenneth V. Hager, age 46, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial, internal audit and data security functions of the Company.

James P. Horan, age 53, has served as Chief Information Officer of the Company since July 1988. He is responsible for the Advanced Technology Group, AWD and the Information Systems Division which includes mutual fund systems development and support and remote mutual fund services.

John W. McBride, age 54, has served as Group Vice President of the Company since 1993 and as Vice President of the Company from December 1985 to May 1993. He is responsible for the operations of the Company's Winchester Data Center.

Robert L. Tritt, age 41, has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations.

Michael A. Waterford, age 54, has served as Group Vice President of the Company since 1986 and as Vice President of the Company from February 1983 to December 1986. He is responsible for certain of the Company's development projects and Year 2000 compliance.

J. Philip Kirk, Jr., age 59, has served as Vice President of the Company since January 1988 and as Chairman of DST Realty, Inc. since July 1996. From March 1987 to July 1996, he became served as President of DST Realty, Inc.

Charles W. Schellhorn, age 48, served as President of the Company's subsidiary, United Micrographics Systems, Inc. from 1988 to 1990 when it became a subsidiary of Output Technologies, Inc. He has served as President of Output Technologies, Inc. since 1990 and Chairman of the Board of Output Technologies, Inc. since 1991.

J. Michael Winn, age 49, has served since June 1993 as Managing Director of DST International Limited, a wholly-owned subsidiary of the Company. From February 1992 to June 1993, he was Managing Director of Clarke & Tilley Ltd. when it was acquired by the Company.

PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The Company and Kansas City Southern Industries, Inc. ("KCSI") completed an initial public offering of 25,300,000 shares (including underwriters' over-allotment options) of the Company's common stock in the fourth quarter 1995 at an offering price of $21.00 per share. The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 28, 1997, there were approximately 12,000 beneficial owners of the Company's common stock .

No cash dividends have been paid since the initial public offering of common stock and the Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. On May 8, 1995, prior to the initial public offering, the Company paid a cash dividend of $150 million to KCSI. The declaration and payment of dividends is at the discretion of the Board which, prior to the initial public offering, was controlled by KCSI.

The  information  set forth in response to Item 201 of Regulation S-K in Part II
Item 8 Financial Statements and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) ("Note 16") on page 44 of this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on December 31, 1996, was $31.38.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth in the following table have been derived from the consolidated financial statements for the Company and notes thereto. The consolidated statement of income data for the years ended December 31, 1994, 1995 and 1996, and the consolidated balance sheet data for December 31, 1995 and 1996, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by Price Waterhouse LLP, independent accountants and which are included in Item 8 elsewhere in this Form 10-K. The consolidated income statement data for the years ended December 31, 1992 and 1993, and the consolidated balance sheet data for December 31, 1992, 1993 and 1994, are derived from the consolidated financial statements and notes thereto of the Company, which have also been audited by Price Waterhouse LLP, but which are not contained herein. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the notes thereto and the independent accountants report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                                 Years Ended December 31,
                                                                 1992         1993         1994         1995         1996
                                                              -----------  -----------  -----------  -----------   ----------
                                                                     (dollars in millions, except per share amounts)
Revenues                                                      $   267.9    $   341.2    $   401.7    $   484.1     $  580.8
Income from operations                                             14.5         29.6         35.0         40.8         57.0
Interest expense                                                   (9.1)       (10.9)       (14.0)       (22.0)        (6.9)
Gains on sale of equity investments*                                  -            -            -         44.9        223.4
Equity in earnings (losses) of unconsolidated affiliates           11.5         11.7         22.2          6.5         (4.0)
Income before income taxes and minority interests                  20.1         31.7         46.6         73.8        273.6
Income from continuing operations*                                 15.3         22.8         33.4         27.7        167.2
Income from continuing operations
     per common share**                                             n/a          n/a          n/a          n/a          3.35
Total assets                                                      312.8        401.7        510.4        749.5      1,121.6
Long-term obligations                                         $    73.5    $   146.0    $   175.8    $    52.5     $   75.9
Cash dividends per common share**                                   n/a          n/a          n/a          n/a     $      -


* In the third quarter of 1996, the Company recognized a one-time gain on the CSC/Continuum merger; see Note 4 to the consolidated financial statements.

**Because the initial public offering of the Company's common stock in the fourth quarter of 1995, substantially changed the Company's capital structure, earnings per share data for 1992-1995 have not been presented. Prior to the initial public offering, the Company did pay certain dividends, which are discussed above in response to Item 5 of this Annual Report on Form 10-K. Since the initial public offering, no dividends have been paid on the Company's common stock. As noted above in response to Item 5, the Company does not anticipate paying any cash dividends in the foreseeable future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is Management's discussion and analysis of financial condition and results of operations which should be read in conjunction with, and is qualified by reference to, the Company's audited consolidated financial statements and related notes thereto under Item 8 hereof and the description of the Company's business under Item 1 hereof. The discussion below, as well as other portions of this Annual Report on Form 10-K, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's understanding thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the United States Securities and Exchange Commission (the "Commission"). That Current Report may be obtained by contacting the Commission's public reference office. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996, Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

Introduction

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

The Company's revenues are generated from a variety of sources. The Company's mutual fund, securities transfer and portfolio accounting processing revenues are primarily dependent upon base or maintenance fees per account or portfolio. Revenues from output services for printing and mailing of customer documents and archival are dependent upon the volume of output transactions processed. The Company provides data processing services to Argus and Continuum to process their proprietary applications. Revenues from Argus and Continuum are primarily based upon data center capacity that is utilized, which is significantly influenced by each company's volume of transactions. The Company also licenses its work management software and certain non-mainframe investment management and portfolio accounting software and, outside the United States, licenses certain mutual fund shareowner accounting systems and retirement accounting systems. Revenues for software products which are licensed are primarily comprised of:
(i) license fees, (ii) consulting and development revenues which are based primarily on time and materials billings and (iii) annual maintenance fees. The license fee component of these revenues is not material to the Company as a whole.

The Company derives part of its net income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, Argus, EFDS and prior to its merger with CSC discussed below, Continuum. BFDS provides full-service transfer agency functions for mutual funds utilizing DST's proprietary TA2000 system. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full service support for defined contribution plans, using the Company's TRAC2000 system. Argus provides managed care pharmacy claim processing services to the health insurance industry utilizing the Company's data center facilities. EFDS is developing a unit trust accounting system for the United Kingdom market. Additionally, EFDS operates, through a wholly-owned subsidiary, an administrative services business for unit trust and related products which serves more than 300,000 unitholder accounts in the United Kingdom.

Significant Events

Continuum
On August 1, 1996, Continuum merged with CSC in a tax-free share exchange and as a result became a wholly-owned subsidiary of CSC. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of
0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange approximately 4.3 million shares of CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million or $2.56 per share. In connection with the merger, the Company elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC future earnings will be recognized by DST. DST recognized equity in earnings of Continuum of $5.0 million in 1994 and equity in losses of Continuum of $1.1 million and $4.9 million in 1995 and 1996, respectively. The Company's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently  provides data processing  operations for Continuum  through DST's
Winchester Data Center. The Company has agreed with CSC to negotiate an agreement that will allow Continuum to transfer data processing operations from the Winchester Data Center to facilities of CSC. The Company believes that such transfer will not occur until after 1997 and will not have a material impact on the financial condition or results of operations of the Company. The Company does not expect the merger to affect the Company's existing agreements with Continuum for distribution of DST's AWD work flow management software to the insurance and banking industries.

Although DST has limited registration rights with respect to the sale of the CSC stock DST owns, any dispositions of such stock may be restricted by securities laws. DST has no present intention to dispose of such stock.

In March 1996, Continuum, a then 29% owned unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc. ("the Hogan Merger"), a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this merger, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. The Company recorded in March 1996 its estimated $9.4 million after tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

In December 1995, Continuum acquired SOCS Groupe SA, a French insurance software firm. The Company recorded in December 1995 its estimated $7.7 million after tax share of a non-recurring charge in connection with this acquisition.

Stock Repurchase Program
In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. All such purchases are made in compliance with applicable SEC regulations. The Company has repurchased 400,000 shares as of December 31, 1996, for approximately $12.5 million.

Initial Public Offering
In the fourth quarter of 1995, the Company and Kansas City Southern Industries, Inc. ("KCSI") completed an initial public offering ("the Offerings") of 25.3 million shares of the Company's common stock at an offering price of $21 per share. Of the 25.3 million shares offered, 19,450,000 were sold by the Company and 5,850,000 were sold by KCSI. The Company received net proceeds of approximately $384.8 million which were used primarily to repay all debt to KCSI and certain bank term notes. In conjunction with the Offerings, KCSI exchanged 4,253,508 shares of its DST common stock for 1,820,000 shares of KCSI stock held by The Employee Stock Ownership Plan ("ESOP"). At December 31, 1996, KCSI owned approximately 41% of the Company's outstanding common stock.

New Credit Agreements
In December 1996, the Company entered into an amended and restated five year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. The facility replaced the three year $150 million agreement entered into in May 1995. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. At December 31, 1996, borrowings of $30 million were outstanding.

During the third quarter of 1996, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit available through May 1997. Borrowings under the facility are available at rates tied to the Eurodollar or federal funds rates. A commitment fee of 0.125% per annum is required on the unused portion of the $50 million line of credit. At December 31, 1996, borrowings of $3.5 million were outstanding.

KCSI Dividend
In May 1995, the Company paid a cash dividend of $150 million to KCSI ("KCSI Dividend"), which was financed by the Company's revolving credit facilities.

Output Processing Expansion
In January 1996, the Company's subsidiary, Output Technologies, acquired for $5.5 million, Xebec Imaging Services, Inc. ("Xebec"), a Canadian company engaged in output processing.

During 1996, Output Technologies acquired, for $2.9 million, a 15% interest in PSI, the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with the investment, Output Technologies acquired the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

Kemper Agreements
In April 1995, the Company purchased substantially all of the assets and business operations of Supervised Service Company, Inc. ("SSC"), a subsidiary of Kemper Financial Services, Inc. ("Kemper"). The Company also acquired certain assets, including computer software from Kemper. The total consideration for these asset purchases was approximately $39.4 million. In addition, the Company entered into long-term contracts with Kemper to provide mutual fund shareowner system services and portfolio accounting system services for the Kemper Mutual Funds including certain Kemper funds that had been previously processed by Kemper. As a result of these transactions (the "Kemper Agreements"), the Company continued to process the Kemper accounts already processed by the Company for Kemper and began processing the additional accounts previously processed by Kemper and SSC.

DST International Expansion
In February 1995, DST International purchased HiPortfolio Pty Ltd. ("HiPortfolio"), an Australian provider of portfolio accounting software and services for $16.0 million. The acquisition was financed through borrowings from KCSI.

IFTC Transaction
In January 1995, the Company received 2,986,111 shares of State Street Boston Corporation common stock with a then-market value of $98.2 million in a tax-free exchange for the Company's 50% interest in Investor's Fiduciary Trust Company ( the "IFTC Transaction"). The Company recognized a pretax gain of $43.6 million and recorded deferred income taxes of $35.0 million resulting in a net after-tax gain of $8.6 million on the transaction. As a result of the IFTC Transaction, equity in IFTC's earnings is no longer included in the Company's results of operations and dividends on State Street's common stock are recorded as other income.

Midland Data Systems, Inc.
In August 1995, the Company sold its joint venture interests in Midland Data Systems, Inc. ("MDS") and Midland Loan Services L.P. ("MLS") to KCSI.
The transaction did not result in a material net gain or loss to the Company.

Results of Operations

The following table summarizes the Company's operating results for the years ended December 31, (dollars in millions, except per share amounts).

Operating Results                                               1994            1995            1996
                                                            ------------    ------------    -----------
Revenues                                                    $      401.7    $      484.1    $     580.8
     Costs and expenses                                            313.2           373.6          431.6
     Depreciation and amortization                                  53.5            69.7           78.5
     Other expenses                                                    -               -           13.7
Income from operations                                              35.0            40.8           57.0
     Interest expense                                              (14.0)          (22.0)          (6.9)
     Other income, net                                               3.4             3.6            4.1
     Gains on sale of equity investments                               -            44.9          223.4
     Equity in earnings (losses) of unconsolidated affiliates       22.2             6.5           (4.0)
Income before income taxes and minority interests                   46.6            73.8          273.6
     Income taxes                                                   14.3            46.1          105.9
     Minority interests in income (losses)                          (1.1)              -            0.5
Net income                                                  $       33.4    $       27.7    $     167.2
Earnings per share                                                   n/a             n/a    $       3.35

As a Percentage of Revenues
Revenues                                                           100.0%          100.0%         100.0%
     Costs and expenses                                             78.0            77.2           74.3
     Depreciation and amortization                                  13.3            14.4           13.5
     Other expenses                                                    -               -            2.4
Income from operations                                               8.7             8.4            9.8
     Interest expense                                               (3.5)           (4.5)          (1.2)
     Other income, net                                               0.9             0.7            0.7
     Gains on sale of equity investments                               -             9.3           38.5
     Equity in earnings (losses) of unconsolidated affiliates        5.5             1.3           (0.7)
Income before income taxes and minority interests                   11.6            15.2           47.1
     Income taxes                                                    3.6             9.5           18.2
     Minority interests in income (losses)                          (0.3)              -            0.1
Net income                                                           8.3%            5.7%          28.8%

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Revenues.  Consolidated  revenues  increased  20%  to  $580.8  million  in  1996 primarily due to increased U.S. mutual fund processing, AWD and subscriber management revenues, higher domestic output volumes at Output Technologies and the acquisition of Xebec in January 1996.

Total domestic revenues increased 17% to $496.4 million in 1996. Domestic mutual fund processing revenues for 1996 increased 15% over the prior year as shareowner accounts serviced increased 13% from 36.5 million at December 31, 1995, to 41.1 million at December 31, 1996. In the last quarter of 1996, two new clients were added with approximately 700,000 accounts. Subsequent to year-end, a client of BFDS internalized its processing causing a loss of approximately 900,000 accounts. Output Technologies' domestic revenues in 1996 increased 19% over the prior year due to increased business volumes including a 32% increase in pages printed. Domestic AWD product revenues for 1996 increased 42% over the prior year primarily due to an increase in the number of AWD workstations installed and increased royalties from workstations installed internationally. Subscriber management revenues increased substantially over the prior year on increases in the number of DirecTV(TM) satellite subscribers serviced by DBS Systems Corp.

Revenues from international operations for the year increased 39% to $84.4 million. The increase is primarily attributable to the addition of $14.4 million in Canadian revenues resulting from the acquisition of Xebec by Output Technologies in January 1996 and increased license and development revenues from DST International.

Costs and expenses. Consolidated costs and expenses for 1996 increased 16% to $431.6 million, primarily as a result of higher operating volumes, increased costs of international operations partially offset by the absence in 1996 of certain other costs that were incurred in 1995.

Domestic costs and expenses increased $37.5 million or 12% primarily due to increased business volumes and increased compensation and staffing to support mutual fund, Output Technologies and AWD products. In addition, the development and partial implementation of a new manufacturing and administration system at Output Technologies increased 1996 costs by $4.3 million. Partially offsetting these increases were certain costs incurred in 1995 which did not recur in 1996, including (i) an accrual of $7.3 million for a performance-based incentive compensation program at an Output Technologies subsidiary, which was completed as of December 31, 1995, and (ii) costs of approximately $3.0 million in transition activities associated with the Kemper Agreements, which activities were substantially concluded at December 31, 1995.

Costs and expenses from international businesses for the year increased $20.5 million or 35% due to the continued development of DST International's new portfolio accounting system, GPS2000, increased staffing to support the investment management and AWD businesses and the addition of $11.9 million of costs and expenses from the operations of Xebec which was acquired in January 1996.

Depreciation and amortization. Depreciation and amortization increased $8.8 million, or 13%, for the year primarily because of increased operating capacities at the Winchester Data Center and Output Technologies and increased amortization expense related to the April 1995 Kemper Agreements.

Other expenses. In connection with the CSC/Continuum merger, the Company accrued a one-time $13.7 million ESOP contribution which will provide funding for certain Continuum employee withdrawals from the ESOP.

Interest expense. Interest expense decreased $15.0 million, or 68%, for the year primarily from the retirement of debt with proceeds from the Company's initial public offering in the fourth quarter of 1995. Additionally, the Company capitalized $1.1 million of interest expense in 1996 related to certain construction activities as compared to $1.6 million in the prior year.

Other income. Other income increased $0.5 million in 1996 due primarily to the increased dividends received on shares of State Street stock held by the Company.

Gains on sale of equity investments. The 1996 amount represents the Company's gain on the CSC/Continuum merger. The 1995 amount includes the sales of the Company's joint venture interests in IFTC to State Street and MDS and MLS to KCSI.

Unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased $10.5 million in 1996 primarily as a result of the discontinuance of recording equity in Continuum earnings beginning in third quarter 1996 and the Company's $10.3 million share (before taxes) of a non-recurring charge recorded by Continuum related to the Hogan Merger in the first quarter of 1996. Argus recorded lower earnings as a result of increased development costs for a new claims processing system and lower unit revenues. Increased costs were also incurred at EFDS due to an acceleration of the delivery timetable for the FAST2000 unit trust product, which is currently expected to be substantially completed in 1998. 1995 also included $1.1 million of equity in earnings of Midland joint ventures which were sold in August 1995.

Income taxes. 1996 income tax expense increased $59.7 million, or 129%, primarily resulting from the Company's gain on the CSC/Continuum merger. The Company recorded $82.1 million of income tax expense in 1996 as a result of the Continuum/CSC merger to recognize the deferred tax liability on the difference between the value of CSC stock received and the Company's tax basis in Continuum less previous deferred taxes provided respecting Continuum and less the current tax benefit of the ESOP contribution which will provide funding for certain Continuum employee withdrawals from the ESOP. The Company recorded $35.0 million of deferred income tax expense in the first quarter 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

Excluding the effects of the Continuum/CSC merger, ESOP contribution and the effect of the one-time charge taken by Continuum in connection with the Hogan Merger, the Company's effective tax rate for 1996 was approximately 33%. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of domestic unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law and certain tax credits recognized by the Company in conjunction with the rehabilitation of historic property that will be used as office space.

Net income. The Company's net income was $167.2 million, or $3.35 per share, as compared to $27.6 million in 1995. If all Continuum related equity in earnings, gains and charges previously discussed were eliminated, DST's net income for 1996 would have been $44.0 million, or $0.88 per share.

Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

Revenues. 1995 consolidated revenues increased 21% to $484.1 million primarily due to increased mutual fund account processing, higher output volumes at Output Technologies and growth in international businesses.

Total domestic revenues increased 15% to $423.2 million in 1995. Domestic mutual fund processing revenues for 1995 increased 18% over the prior year as shareowner accounts serviced increased 14% from 32.1 million at December 31, 1994, to 36.5 million at December 31, 1995. This growth was due to increases in the number of shareowner accounts at existing clients, the addition of accounts as a result of the Kemper Agreements and the addition of approximately one million accounts from the addition of a new client in September 1995.

Output Technologies' revenues in 1995 increased 11% over the prior year due primarily to a 17% increase in pages printed. Domestic portfolio accounting revenues increased by 16% for the year as a result of growth in the number of mutual fund portfolios serviced. Domestic AWD revenues increased 19% for the year on an increase in workstations installed from 8,100 at December 31, 1994, to 10,700 at December 31, 1995. Winchester Data Center usage revenues increased 17% for the year on higher Argus and Continuum processing revenues.

Revenues from international operations for 1995 increased 89% to $60.9 million from increased license and development revenues from DST International Limited. 1995 revenues include $17.2 million from HiPortfolio, which was acquired in February 1995.

Costs and expenses. 1995 consolidated costs and expenses increased 19% to $373.6 million, primarily as a result of higher operating volumes, increased costs of international operations and certain other costs as described below.

1995 compensation and benefit expenses exclusive of international businesses increased $20.4 million, or 13%, for the year due to increased staffing in support of mutual fund, portfolio accounting and AWD products. Additionally, the Company expanded its domestic facilities to accommodate increased output capacities and mutual fund full-service processing operations, resulting in increased domestic occupancy costs of $2.6 million for the year, or 15%.

Winchester Data Center leased equipment costs decreased $7.1 million, or 92%, for the year due to the early termination in the fourth quarter of 1994 of operating leases for three mainframe computers that were replaced with purchased equipment. Costs and expenses from international business for the year increased to $58.7 million, or 82%, due to the continued development of product offerings and the addition of $15.7 million of costs and expenses from the operations of HiPortfolio which was acquired in February 1995.

Additionally, the Company incurred certain other cost increases in 1995 including (i) an accrual of $7.3 million for a performance-based incentive compensation program at an Output Technologies subsidiary, which was completed as of December 31, 1995, an increase of $5.6 million over 1994 and (ii) incremental costs of approximately $3.0 million in transition activities associated with the Kemper Agreements, which activities were substantially concluded at December 31, 1995.

Depreciation and amortization. 1995 depreciation and amortization increased $16.2 million, or 30%, due to the replacement of leased equipment with owned equipment as described above, increased processing capacities at the Winchester Data Center and increased amortization expense associated with the HiPortfolio acquisition and Kemper Agreements.

Interest expense. 1995 interest expense increased $8.0 million, or 57%, primarily due to borrowings to finance the Kemper Agreements, capital additions and to pay the $150 million KCSI Dividend. Interest expense from borrowings to finance the KCSI Dividend totaled $4.7 million in 1995. The Company repaid approximately $382.1 million in debt in November 1995 with proceeds from the Offerings.

Gains on sale of equity investments. 1995 includes the Company's gains from the IFTC Transaction in January 1995 and sale of the Company's joint venture interests in Midland Data Systems, Inc. and Midland Loan Services L.P. to KCSI in August 1995, resulting in pretax gains of $44.9 million.

Unconsolidated affiliates. 1995 equity in earnings of unconsolidated affiliates decreased $15.7 million, or 71%, reflecting the sale of the Company's joint venture interest in IFTC in January 1995 and the Company's estimated $8.4 million share of a non-recurring charge recorded by Continuum related to its December 1995 acquisition of SOCS Groupe, SA. Excluding the effects of the IFTC Transaction and Continuum non-recurring charge, 1995 equity in earnings of unconsolidated affiliates decreased $1.0 million, or 6.1%. Equity in earnings of Continuum, Argus and BFDS, net of goodwill amortization and excluding
Continuum's non-recurring charge, increased 19.8% over 1994. 1995 equity in earnings were decreased by $2.2 million over 1994 for losses in EFDS, formerly known as Clarke & Tilley Data Services Limited, to reflect continuing system development efforts for that venture. EFDS became an unconsolidated affiliate in the fourth quarter 1994 as the Company reduced its ownership to 50%. The Company consolidated results of EFDS for the first nine months of 1994.

Income taxes. 1995 income tax expense increased $31.8 million, or 222%, primarily resulting from the Midland and IFTC transactions as previously discussed. The Company recorded current income tax expense of $1.3 million in 1995 relating to the Midland transactions. The Company recorded $35.0 million of deferred income tax expense in 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

Net income. The Company's net income decreased $5.7 million, or 17%, from $33.4 million in 1994 to $27.7 million in 1995. Income from operations for the same period increased $5.8 million, or 17%, from $35.0 million in 1994 to $40.8 million in 1995. The Company also recorded an after-tax gain of $8.6 million in 1995 associated with the IFTC transaction. The 1995 increase in income from operations and the IFTC gain were offset by the absence of the Company's portion of IFTC earnings ($6.4 million in 1994), a non-recurring charge of $8.4 million related to Continuum's December 1995 acquisition of SOCS Groupe, SA and increased interest expense on higher borrowings to finance acquisitions, capital additions and the KCSI Dividend.

Liquidity and Capital Resources

The Company used internally generated funds and borrowings from third parties and KCSI (through the date of the initial public offering on October 31, 1995) to fund operating and investing activities. The Company's cash flow from operating activities totaled $84.5 million, $51.7 million and $112.2 million for the years ended December 31, 1994, 1995 and 1996, respectively. Significant items affecting 1996 operating cash flows were a $17.0 million increase in accounts receivable related to increased revenues, a $10.4 million payment for a multi-year performance based incentive compensation program at an Output Technologies subsidiary that was completed in 1995, and the receipt of an $8.0 million cash dividend from Argus. The Company does not expect Argus to pay any further cash dividends in the foreseeable future. The Company uses its cash available from operating activities, bank borrowings and vendor financing for capital expenditures, equipment and software lease payments, systems enhancements and system maintenance requirements of its business.

Operating costs include software development and maintenance costs relating to proprietary systems of approximately $44.6 million, $59.1 million and $82.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.

During the years ended December 31, 1994, 1995 and 1996, the Company expended approximately $99.5 million, $95.6 million and $78.7 million respectively, in capital expenditures for equipment and facilities which includes amounts directly paid by third-party lenders. Capital expenditures for 1994 and 1995 include approximately $59 million in facility additions and improvements related to the expansion of the Winchester Data Center, which was substantially completed in 1995. The Company incurred an additional $6.8 million and $21.0 million in mortgage indebtedness in 1994 and 1995 to finance, in part, these capital additions. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or bank lines of credit as required.

The Company expended approximately $23.0 million, $9.2 million and $23.3 million primarily for investments in and advances to unconsolidated affiliates during 1994, 1995 and 1996, respectively. In addition, the Company expended $1.0 million, $53.3 million and $3.2 million, respectively, for acquisitions previously described, net of cash acquired.

The Company paid dividends to KCSI of $6.2 million and $150.0 million in 1994 and 1995, respectively. The Company has not paid any dividends since the initial public offering and does not expect to pay any cash dividends in the foreseeable future.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. The Company has purchased 400,000 shares as of December 31, 1996, for approximately $12.5 million.

During the third quarter of 1996, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit available through May 1997. In December 1996, the Company also entered into an amended and restated five year revolving credit facility of $105 million (increased to $125 million in February 1997) with a syndicate of U.S. and international banks. The facility replaces the three year $150 million agreement entered into in May 1995. Borrowings under these facilities totaled $33.5 million at December 31, 1996.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities, as well as the Company's five-year $125 million revolving credit facility described above.

Other

Seasonality. Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Stock Options. In September 1995, the Company established the 1995 Stock Option and Performance Award Plan which provides for the availability of 6,000,000 shares of the Company's common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. The Company issued 2,287,100 options in 1995 concurrent with the Offerings at an exercise price per share equal to the initial public offering price. The Company granted 71,500 options in 1996 at an exercise prices equal to the fair market values of the Company's stock at the dates of grants. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. The statement allows companies to continue under the current approach set forth in Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. Companies electing to retain the current method under APB 25 are required to disclose proforma net income and earnings per share as if they had adopted the fair value accounting method under SFAS 123 in the footnotes to the financial statements. The Company has elected to disclose pro forma information required by SFAS 123 rather than record compensation expense. Had compensation cost been determined consistent with SFAS 123, the Company's net income would have been $26.9 million in 1995, and net income and earnings per share would have been $162.8 million and $3.26 per share, respectively in 1996. Because the initial public offering of the Company's common stock substantially changed the Company's capital structure, pro forma earnings per share for 1995 have not been presented.

Unrealized gain on securities.  The Company holds as an investment approximately
4.3 million shares of CSC common stock which were received in August 1996 in connection with the CSC/Continuum merger at a then market value of approximately $294.0 million. At December 31, 1996, these shares had an approximate market value of $354.5 million. In addition, the market value of the approximately 3.0 million shares of State Street common stock held by the Company as an investment increased from $134.4 million at December 31, 1995, to approximately $193.0 million at December 31, 1996. The $119.1 million unrealized gain in 1996 on the Company's investments in these securities, net of deferred taxes of $46.5 million, has been recorded in stockholders' equity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

Long-lived assets. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), in March 1995. The statement requires that assets to be held and used, including certain identifiable intangibles and goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company reviews, on a quarterly basis, its long-lived assets for possible impairment. In management's opinion, no such impairment exists at December 31, 1996.

Foreign currency translation. The Company's foreign subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. Foreign currency fluctuations have historically had an immaterial effect on the Company and the comparability of financial information.

Year 2000. The approach of the year 2000 raises a general issue with hardware and software on a world-wide basis concerning potential problems caused by date comparisons and calculations across the century boundary. The Company has established a project to perform an analysis of its products and services and undertake any work necessary to ensure that they continue to operate correctly across the century boundary. The expenses associated with this project will be expensed as incurred. At this time, the Company is unable to determine if such expenses will be material to the Company.

Item 8.  Financial Statements and Supplementary Data

Report of Management

To the Stockholders of DST Systems, Inc.

The accompanying consolidated financial statements of DST Systems, Inc. and its subsidiaries were prepared by management in conformity with generally accepted accounting principles. In preparing the financial statements, management has made judgments and estimates based on currently available information. Other financial information included in this annual report is consistent with that in the consolidated financial statements.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors measure its effectiveness and recommend possible improvements thereto.

Independent accountants provide an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the consolidated financial statements.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting controls through its Audit Committee which is composed solely of directors who are not officers or employees of the Company. This committee meets regularly with the independent accountants, management and internal auditors to discuss the scope and results of their work and their comments on the adequacy of internal accounting controls and the quality of external financial reporting.




Report of Independent Accountants

To the Stockholders and Board of Directors of DST Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse

Kansas City, Missouri
February 20, 1997



                                DST Systems, Inc.
                           Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)

                                                         December 31,
                                                    1995             1996
                                              --------------    --------------
ASSETS
Current assets
  Cash and cash equivalents                   $       13,057    $        8,279
  Accounts receivable                                117,134           138,622
  Accounts receivable-related parties                 19,180            15,472
  Inventories                                         10,647            10,690
  Other assets                                        28,500            28,232
                                              --------------    --------------
                                                     188,518           201,295
Investments                                          251,677           620,437
Properties                                           247,014           243,989
Intangibles and other assets                          62,311            55,867
                                              --------------    --------------
     Total assets                             $      749,520    $    1,121,588
                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Debt due within one year                    $       31,822    $       15,159
  Accounts payable                                    47,208            44,944
  Accrued compensation and benefits                   30,017            33,276
  Deferred revenues and gains                         12,219            14,553
  Other liabilities                                   11,937            17,772
                                              --------------    --------------
                                                     133,203           125,704

Long-term debt                                        52,477            75,895
Deferred income taxes                                 50,734           180,853
Other liabilities                                     46,272            42,939
                                              --------------    --------------
                                                     282,686           425,391
                                              --------------    --------------
Commitments and contingencies (Note 14)
                                              --------------    --------------

Minority interests                                       476               972
                                              --------------    --------------

Stockholders' equity
  Preferred stock, $0.01 par, 10,000,000 shares
     authorized and unissued
  Common stock, $0.01 par, 125,000,000 shares
     authorized, 50,000,000 issued                       500               500
  Additional paid-in capital                         408,807           408,807
  Retained earnings                                   34,988           203,638
  Treasury stock, 396,000 shares, at cost                              (12,345)
  Net unrealized gain on investments                  22,063            94,625
                                              --------------    --------------
     Total stockholders' equity                      466,358           695,225
                                              --------------    --------------
     Total liabilities                        $      749,520    $    1,121,588
        and stockholders' equity              ==============    ==============


The accompanying notes are an integral part of these financial statements.



                                DST Systems, Inc.
                        Consolidated Statement of Income
                (dollars in thousands, except per share amounts)

                                                                   For the Years Ended December 31,
                                                               1994              1995              1996
                                                          ---------------   ---------------   ---------------
Revenues                                                  $       309,689   $       380,187   $       470,705
Revenues - related parties                                         92,047           103,944           110,103
                                                          ---------------   ---------------   ---------------

       Total revenues                                             401,736           484,131           580,808

Costs and expenses                                                313,277           373,561           431,563
Depreciation and amortization                                      53,504            69,749            78,572
Other expense                                                                                          13,700
                                                          ---------------   ---------------   ---------------

Income from operations                                             34,955            40,821            56,973

Interest expense                                                  (14,016)          (21,964)           (6,940)
Other income, net                                                   3,475             3,627             4,176
Gains on sale of equity investments                                                  44,895           223,438
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                               22,227             6,452            (4,028)
                                                          ---------------   ---------------   ---------------

Income before income taxes and minority interests                  46,641            73,831           273,619

Income taxes                                                       14,349            46,174           105,920
                                                          ---------------   ---------------   ---------------

Income before minority interests                                   32,292            27,657           167,699

Minority interests in income (losses)                              (1,139)               17               497
                                                          ---------------   ---------------   ---------------

Net income                                                $        33,431   $        27,640   $       167,202
                                                          ===============   ===============   ===============

Average common shares outstanding                                                                      49,871
Earnings per share                                                                            $          3.35

The accompanying notes are an integral part of these financial statements.


                                              DST Systems, Inc.
                             Consolidated Statement of Changes in Stockholders' Equity
                                              (dollars in thousands)


                                     $.01 Par     $.01 Par    Additional                            Net Unrealized      Total
                                    Preferred      Common      Paid-in     Retained     Treasury    Gain (Loss) on  Stockholders'
                                      Stock        Stock       Capital     Earnings       Stock      Investments       Equity
                                    -----------  ----------- ------------ ------------ ------------ --------------  --------------
Balance, December 31, 1993          $            $       306 $     24,214 $    130,518 $            $        2,144  $      157,182
Net income                                                                      33,431                                      33,431
Dividends to KCSI                                                               (6,200)                                     (6,200)
Unrealized loss on investments, net                                                                         (3,779)         (3,779)
Other                                                                              (73)                                        (73)
                                    -----------  ----------- ------------ ------------ ------------ --------------  --------------

Balance, December 31, 1994                               306       24,214      157,676                      (1,635)        180,561
Net income                                                                      27,640                                      27,640
Dividends to KCSI                                                             (150,000)                                   (150,000)
Issuance of 19,450,000 shares of
   common stock, net of issuance costs                   194      384,593                                                  384,787
Unrealized gain on investments, net                                                                         23,698          23,698
Other                                                                             (328)                                       (328)
                                    -----------  ----------- ------------ ------------ ------------ --------------  --------------

Balance, December 31, 1995                               500      408,807       34,988                      22,063         466,358
Net income                                                                     167,202                                     167,202
Purchase of 400,000 shares of
   common stock                                                                             (12,470)                       (12,470)
Unrealized gain on investments, net                                                                         72,562          72,562
Other                                                                            1,448          125                          1,573
                                    -----------  ----------- ------------ ------------ ------------ --------------  --------------

Balance, December 31, 1996           $            $      500 $    408,807 $    203,638 $    (12,345)$       94,625  $      695,225
                                    ===========  =========== ============ ============ ============ ==============  ==============





The accompanying notes are an integral part of these financial statements.



                                DST Systems, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                                       For the Years Ended December 31,
                                                                    1994            1995              1996
                                                                -------------   --------------   ---------------
Cash flows - operating actvities:
Net income                                                       $     33,431   $       27,640   $       167,202
                                                                -------------   --------------   ---------------

Depreciation and amortization                                          53,358           69,749            78,572
Equity in (earnings) losses of unconsolidated affiliates              (22,227)          (6,452)            4,028
Cash dividends received from unconsolidated affiliates                    554              853             8,000
Gains on sale of equity investments                                                    (44,895)         (223,438)
Deferred taxes on gains on sale of equity investments                                   35,028            87,254
Changes in accounts receivable                                        (13,050)         (29,415)          (16,995)
Changes in inventories                                                  3,924           (1,465)             (475)
Changes in other current assets                                        (6,931)          (4,638)            1,337
Changes in accounts payable and accrued liabilities                    23,114           (2,383)            6,376
Other, net                                                             12,371            7,646               342
                                                                -------------   --------------   ---------------
Total adjustments to net income                                        51,113           24,028           (54,999)
                                                                -------------   --------------   ---------------
         Net                                                           84,544           51,668           112,203
                                                                -------------   --------------   ---------------

Cash flows - investing actvities:
Investment in and advances to unconsolidated affiliates               (23,038)          (9,150)          (23,336)
Capital expenditures                                                  (72,300)         (65,449)          (73,935)
Payment for purchases of subsidiaries, net of cash acquired            (1,033)         (53,303)           (3,183)
Other, net                                                             (1,068)           6,470             3,930
                                                                -------------   --------------   ---------------
         Net                                                          (97,439)        (121,432)          (96,524)
                                                                -------------   --------------   ---------------

Cash flows - financing actvities:
Proceeds from issuance of common stock, net                                            384,787
Proceeds from issuance of long-term debt-KCSI                          42,254           24,000
Proceeds from issuance of long-term debt-other                         11,491          171,000
Principal payments on long-term debt                                  (27,015)        (342,083)          (20,430)
Net increase (decrease) in short-term notes payable                     5,469           (1,334)          (11,999)
Net increase in revolving credit facilities                                                               33,554
Dividends to KCSI                                                      (6,200)        (150,000)
Common stock repurchased                                                                                 (12,470)
Other, net                                                            (12,850)          (7,520)           (9,112)
                                                                -------------   --------------   ---------------
         Net                                                           13,149           78,850           (20,457)
                                                                -------------   --------------   ---------------

Net increase (decrease) in cash                                           254            9,086            (4,778)
Cash at beginning of year                                               3,717            3,971            13,057
                                                                -------------   --------------   ---------------

Cash at end of year                                             $       3,971   $       13,057   $         8,279
                                                                =============   ==============   ===============





The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Notes to Consolidated Financial Statements

1.  Description of Business

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial organizations. Its software systems include TA2000 which provides shareowner accounting, recordkeeping and marketing services to the U.S. mutual fund industry; a securities transfer system offered primarily to banks; domestic and international portfolio accounting and investment management systems offered to fund accountants and managers of investment portfolios; and an image-based work management system offered primarily to mutual funds, insurance companies and other financial services businesses.

The Company also licenses its work management software and certain non-mainframe investment management software and mutual fund shareowner accounting systems. The Company distributes its services and products on a direct basis and through various subsidiary and joint venture affiliates in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific.

The Company and Kansas City Southern Industries, Inc. ("KCSI") completed an initial public offering ("the Offerings") in the fourth quarter of 1995 of 25.3 million shares of the Company's common stock. KCSI owned approximately 41% of the Company's outstanding common stock at December 31, 1996.

2.  Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years'
consolidated financial statements have been reclassified to conform to the current year presentation.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. Computer processing and output revenues are recognized upon completion of the service provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year.

Costs and expenses. Costs and expenses include costs, excluding depreciation and amortization, incurred by the Company to produce revenues. The Company believes that the nature of its business as well as its organizational structure, in which virtually all officers and associates have operational responsibilities, does not allow for a meaningful segregation of selling, general and administrative costs. These costs, which the Company believes to be immaterial, are also included in costs and expenses. Substantially all depreciation and amortization are directly associated with the production of revenues.

Software development and maintenance. Purchased software is recorded at cost and is amortized over the estimated economic lives of five to ten years. Costs of internally developed proprietary software, used for producing processing revenues, are expensed as incurred. Costs of internally developed software, that will be exclusively sold or licensed to third parties, have not been material and have been expensed as incurred. A portion of the Company's development costs is funded by customers through various programs, including product support and shared-cost arrangements.

Operating costs include software development and maintenance costs relating to internal proprietary systems of approximately $44.6 million, $59.1 million and $82.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.

Cash equivalents. Short-term liquid investments with a maturity of three months or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

Inventories. Inventories are valued at the lower of cost or market. Cost is determined on the specific identification or first-in, first-out basis. Inventories are comprised of paper and envelope stocks.

Investments in securities. The equity method of accounting is used for all entities in which the Company or its subsidiaries have at least 20% but not more than 50% voting control interest or significant influence; the cost method of accounting is used for investments of less than 20% voting control interest. Investments classified as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as net unrealized holding gains or losses.

Property and equipment. Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the net amount of interest cost associated with significant capital additions. Capitalized interest was $413,000, $1,565,000 and $1,135,000 for the years ended December 31, 1994, 1995 and  1996,  respectively.  Depreciation  of  buildings  is  recorded  using  the straight-line method over 15 to 30 years. Equipment and furniture are depreciated using straight-line and accelerated methods over the estimated useful lives, principally 5 to 7 years. Leasehold improvements are depreciated using the straight-line method over the term of the leases. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 1996.

Intangibles. Goodwill resulting from the cost of investments in excess of the underlying fair value of identifiable net assets acquired is amortized over periods ranging from 7 to 20 years. On a quarterly basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. These analyses are performed on an individual investment basis with the primary focus of the analyses being the expected future cash flows from significant products of each of the investments. In management's opinion, no such impairment exists at December 31, 1996.

Income taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method in so much as those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109") (Note 10), the Company began providing deferred taxes for unremitted earnings of domestic unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 1996, the cumulative amount of such unremitted earnings was $29,803,000. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 1995 and 1996, were $2,628,000 and $1,785,000, respectively. Determination of the amount of unrecognized deferred tax liability related to investments in foreign subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

Foreign currency translation. The Company's foreign subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year end exchange rates and income and expense accounts at average rates during the year. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 1995 and 1996.

Earnings per share. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. The dilutive effect of stock options is not material. Because the Offerings described in Note 11 have substantially changed the Company's capital structure, earnings per share data for the years ended December 31, 1994 and 1995, have not been presented.

Statement of Financial Accounting Standards No. 123. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. The new statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. Companies electing to retain the method under APB 25 are required to disclose proforma net income and earnings per share in the notes to the financial statements, as if they had adopted the fair value accounting method under SFAS 123. The Company has elected to retain the accounting approach under APB 25, and has presented in Note 11 the required pro forma disclosures.

3.  Major Customer

Boston Financial Data Services, Inc. (Note 7) is the Company's largest customer representing 11%, 12% and 12% of consolidated revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

4.  Acquisitions and Dispositions

Continuum
On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. Under the merger, CSC common stock was exchanged for the common stock of Continuum at an exchange rate of 0.79 shares for each share of Continuum stock. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange approximately 4.3 million shares of CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million or $2.56 per share. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC future earnings will be recognized by DST. DST recognized equity in earnings of Continuum of $5.0 million in 1994 and equity in losses of Continuum of $1.1 million and $4.9 million in 1995 and 1996, respectively. The Company's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

In March 1996, Continuum, a then 29% owned unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc., (the "Hogan Merger") a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this transaction, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. The Company recorded in March 1996 its estimated $9.4 million after tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

In December 1995, Continuum acquired SOCS Groupe SA, a French insurance software firm. The Company recorded in December 1995 its estimated $7.7 million after tax share of a non-recurring charge in connection with this acquisition.

Other Acquisitions and Dispositions
During 1996, Output Technologies acquired for $2.9 million, a 15% interest in PSI Technologies, Inc. ("PSI"), the developer of a Computer Output to Laser Disk
(COLD) software product for archiving documents. In conjunction with the investment, Output Technologies acquired the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

The Company has established its output services business in the Canadian market with the $5.5 million acquisition of Xebec Imaging Services, Inc. which was completed in January 1996.

The Company increased its ownership in DBS Systems Corporation ("DBS") to 80% in December 1995 for $6.0 million. The Company had previously acquired 60% of DBS for an aggregate amount of $3.0 million in May 1993, of which $0.7 million was paid initially and the remaining $2.3 million was paid through December 31, 1994. The unamortized excess of the total purchase price over the net assets acquired of $6.5 million is being amortized on a straight-line basis over 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

In August 1995, the Company sold its joint venture interests in Midland Data Systems, Inc. ("MDS") and Midland Loan Services L.P. ("MLS") to KCSI for approximately $5.7 million. The transaction did not result in a material net gain or loss to the Company. The Company recorded equity in income of MDS and MLS of $1,707,000 and $1,053,000 for the years ended December 31, 1994 and 1995, respectively.

In April 1995, the Company purchased substantially all of the assets and business operations of Supervised Service Company, Inc. ("SSC"), a subsidiary of Kemper Financial Services, Inc. ("Kemper") and the mutual fund shareowner servicing system software owned by Kemper Services Company used to service certain of the Kemper Mutual Funds as well as various third-party mutual funds. In conjunction with and subject to the SSC transaction, DST also agreed to enter into long-term contracts with Kemper to provide mutual fund shareowner systems services and portfolio accounting systems services for the Kemper Mutual Funds. Total consideration for these asset purchases was approximately $39.4 million and was financed from the Company's revolving credit facilities. Of the total consideration, the Company allocated $17.4 million to data processing software and $22.0 million to intangible assets to be amortized over a seven-year life. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

In February 1995, the Company's wholly owned subsidiary, DST International Limited ("DST International"), purchased HiPortfolio Pty Ltd. ("HiPortfolio"), an Australian provider of portfolio accounting software and services for $16.0 million in cash. The acquisition was financed through borrowings from KCSI. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

On January 31, 1995, the Company closed the sale of its 50% interest in Investors Fiduciary Trust Company ("IFTC") to State Street Boston Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock, in a tax-free exchange, with a then market value of $98.2 million. DST recognized a pre-tax gain on the transaction of $43.6 million and deferred taxes of $35.0 million resulting in a net book gain of $8.6 million. With the closing of the transaction, IFTC ceased to be an unconsolidated equity affiliate of the Company and no further equity in earnings of IFTC were recorded by the Company. The Company recognized equity in earnings of IFTC of $6.4 million in 1994. The Company records income on dividends received from State Street. The Company's investment in State Street is accounted for as available for sale securities.

5.  Accounts Receivable and Related Party Information

Accounts receivable information is as follows at December 31, (in thousands):

                                                        1994          1995           1996
                                                     -----------   -----------    ----------
Accounts receivable (including related parties)      $   103,442   $   139,402    $  157,251
Allowance for doubtful accounts                           (1,927)       (3,088)       (3,157)
                                                     -----------   -----------    ----------
Accounts receivable, net                             $   101,515   $   136,314    $  154,094
                                                     ===========   ===========    ==========
Doubtful account expense                             $     2,663   $     2,243    $    2,761
                                                     ===========   ===========    ==========


The Company has entered into various agreements with related parties to utilize the Company's data processing facilities and its computer software systems. The Company believes that the terms of the contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

Accounts receivable from unconsolidated affiliates aggregated $14,306,000, $14,172,000 and $11,850,000 at December 31, 1994, 1995 and 1996, respectively.
Accounts receivable from other related parties aggregated $3,218,000, $5,009,000 and $3,622,000 at December 31, 1994, 1995 and 1996, respectively. Revenues earned by the Company from unconsolidated affiliates aggregated $76,098,000, $85,501,000 and $89,588,000 in 1994, 1995 and 1996, respectively, including revenues from Continuum through July 1996. Revenues earned by the Company from other related parties aggregated $15,949,000, $18,443,000 and $20,515,000 in 1994, 1995 and 1996, respectively.

6.  Properties

Properties and related accumulated depreciation are as follows at December 31, (in thousands):

                                                   1995             1996
                                              --------------    -------------

Land                                          $        9,464   $      13,269
Buildings                                             71,932          92,482
Data processing equipment                            178,493         193,399
Data processing software                              89,601          87,261
Furniture, fixtures and other equipment               98,028         121,791
Leasehold improvements                                12,843          22,370
Capitalized leases                                     6,389           6,103
Construction-in-progress                              10,580           5,755
                                              --------------   -------------
                                                     477,330         542,430
Less accumulated depreciation and amortization       230,316         298,441
                                              --------------   -------------

Net properties                                $      247,014   $     243,989
                                              ==============   =============

Depreciation expense for the years ended 1994, 1995 and 1996 was $49,234,000, $62,063,000 and $70,818,000, respectively.

7.  Investments

Investments are as follows at December 31, (in thousands):

                                           1996
                                         Ownership         Carrying Value
                                        Percentage       1995          1996
                                      --------------  -----------  -----------

Computer Sciences Corporation               6%        $            $   354,466
The Continuum Company, Inc.                 0%             60,267
State Street Boston Corporation             4%            134,375      192,992
Boston Financial Data Services, Inc.        50%            20,599       26,032
European Financial Data Services Ltd.       50%             3,414        4,447
Argus Health Systems, Inc.                  50%            13,896        6,140
First of Michigan Capital Corporation       26%             7,524        8,671
Euronet Services, Inc.                      17%               593        1,167
Other                                                      11,009       26,522
                                                      -----------  -----------
                                                      $   251,677  $   620,437
                                                      ===========  ===========



Computer Sciences Corporation ("CSC") is a provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The Company's investment in CSC is a result of the merger of CSC with The Continuum Company, Inc. on August 1, 1996, as described in Note 4. Continuum is an international software systems and services provider specializing in the development and installation of advanced computing software for life and property and casualty insurance, annuities and other financial services products. The aggregate market value of the Company's investment in CSC's common stock at December 31, 1996, was $354.5 million based on the closing price on the New York Stock Exchange.

State Street Boston Corporation is a leading provider of securities custody and recordkeeping services to the mutual fund industry. State Street also provides corporate banking services to New England middle market companies, as well as specialized lending and international banking services. The aggregate market value of the Company's investment in State Street's common stock at December 31, 1996, was $193.0 million based on the closing price on the New York Stock Exchange. The Company received $1.5 million and $2.2 million in dividends from State Street in 1995 and 1996, respectively which have been recorded in other income.

Boston Financial Data Services, Inc. ("BFDS") is a corporate joint venture of the Company and State Street Boston Corporation, the parent of State Street Bank and Trust Company. BFDS performs shareowner accounting services for mutual fund companies using TA2000 and retirement plan recordkeeping services using TRAC2000. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

European Financial Data Services Limited ("EFDS") is a United Kingdom joint venture of DST and State Street. EFDS is developing FAST2000, a unit trust accounting system for markets in the United Kingdom. FAST2000 integrates the Company's workflow management system and intelligent workstation technology directly into the unit trust processing software. Additionally, EFDS operates through a wholly-owned subsidiary, an administrative services business for unit trusts and related products.

Argus Health Systems, Inc. ("Argus") is a corporate joint venture of the Company and a privately held life insurance holding company. Argus provides pharmacy benefit plan processing services to the health care industry. Argus utilizes the Company's data processing facility for its claims processing services. In December 1996, the Company received a $9.5 million dividend from Argus, of which $8.0 million was cash. The dividend was recorded as a reduction of the Company's investment in Argus.

First of Michigan Capital Corporation ("First of Michigan") is a full service retail securities brokerage firm serving primarily the state of Michigan. At December 31, 1996, the Company had a 26% equity ownership. The aggregate market value of the Company's investment in First of Michigan common stock, which is traded on the Midwest Stock Exchange, was approximately $5.4 million at December 31, 1996. Management considers the decline in market value of its First of Michigan holdings to be temporary and has not recorded a valuation allowance related to this investment.

Euronet Services, Inc. operates an independent, non-bank owned automatic teller machine network in Hungary and Poland as a service provider to banks and other financial institutions. Euronet has filed a registration statement with the Securities and Exchange Commission to sell 6.1 million shares in an initial public offering ("IPO"). Pending the completion of the IPO and related transactions, DST's ownership will be reduced to approximately 9.0%.

The Company's retained earnings include equity in the unremitted earnings of its unconsolidated affiliates of $33,749,000 and $17,060,000 at December 31, 1995 and 1996, respectively.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliate and related goodwill amortization is as follows for the years ended December 31, (in thousands):

                                           1994          1995          1996
                                        ----------    ----------    ----------
Boston Financial Data Services, Inc.    $    5,088    $    5,160    $    5,420
Argus Health Systems, Inc.                   3,632         4,144         1,743
The Continuum Company, Inc.*                 5,055        (1,151)       (4,891)
IFTC Holdings, Inc.                          6,467
European Financial Data Services Limited      (513)       (2,705)       (5,969)
Other                                        2,498         1,004          (331)
                                        ----------    ----------    ----------
                                        $   22,227    $    6,452    $   (4,028)
                                        ==========    ==========    ==========

*Through the period ended June 30, 1996.



Certain condensed financial information of the unconsolidated affiliates follows (in thousands):

                                                                  For the Six
                                    For the Years Ended          Months Ended
                                        December 31,               June 30,
                                   1994              1995            1996
                                ------------   ------------    ---------------
The Continuum Company, Inc.
Revenues                        $   303,593    $   388,625     $       271,037
Costs and expenses                  279,453        381,672             292,417
Net income (loss)                    24,140          6,953             (21,380)
Current assets                                     150,872             218,800
Noncurrent assets                                  105,607             136,364
Current liabilities                                122,965             168,909
Noncurrent liabilities                              49,902              57,401
Stockholders' equity                                83,612             128,854




                                       For the Years Ended December 31,
                                    1994              1995              1996
                               -------------     -------------     -------------
Boston Financial Data Services, Inc.
Revenues                       $     141,127     $     158,452     $     194,385
Costs and expenses                   130,951           148,134           183,543
Net income                            10,176            10,318            10,842
Current assets                                          42,441            55,080
Noncurrent assets                                       19,089            28,061
Current liabilities                                     16,223            26,374
Noncurrent liabilities                                   4,110             4,749
Stockholders' equity                                    41,197            52,018


                                       For the Years Ended December 31,
                                    1994              1995              1996
                               -------------     -------------     -------------
Other unconsolidated affiliates (combined)
Revenues                       $     196,178*    $     153,832**   $     129,577
Costs and expenses                   174,649*          147,131**         136,742
Net income (loss)                     21,529*            6,701*           (7,165)
Current assets                                         149,738           115,237
Noncurrent assets                                       80,252            80,249
Current liabilities                                    106,311            82,336
Noncurrent liabilities                                  44,227            79,500
Partners' and stockholders' equity                      79,452            33,650

* Includes Investor's Fiduciary Trust Company in which was sold in 1995. **Includes MDS and MLS for seven months ended July 31, 1995. MDS and MLS were sold in 1995.


8.  Intangibles and Other Assets

Intangibles and other assets include the following items at December 31, (in thousands):

                                                      1995             1996
                                                 -------------    -------------
Intangibles                                      $      74,351     $     75,340
Less: accumulated amortization                          17,667           24,641
                                                 -------------    -------------
      Net                                               56,684           50,699
Other assets                                             5,627            5,168
                                                 -------------    -------------
      Total                                      $      62,311     $     55,867
                                                 =============    =============


Intangibles exclude goodwill of $39,094,000 and $1,122,000 at December 31, 1995 and 1996, respectively, related to unconsolidated affiliates which is classified as part of the investments in the unconsolidated affiliates. The decline from 1995 to 1996 was primarily attributable to the CSC/Continuum merger described in
Note 4. Amortization expense, including amortization related to goodwill recorded in investments, totaled $4,270,000, $10,024,000 and $8,983,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

9.  Long-Term Debt

The Company is obligated under notes and other indebtedness as follows at December 31, (in thousands):

                                                 1995              1996
                                            --------------    -------------

Short term notes                            $        5,967   $
Secured notes payable                               30,732            17,469
Revolving credit facilities                          5,436            33,620
Mortgage notes                                      38,228            36,202
Other                                                3,936             3,763
                                            ---------------   --------------
                                                    84,299            91,054
Less debt due within one year                       31,822            15,159
                                            ---------------   --------------
Long-term debt                              $       52,477    $       75,895
                                            ===============   ==============


In December 1996, the Company entered into an amended and restated five year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. The facility replaced the three year $150 million agreement entered into in May 1995. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. Among other provisions, the agreement limits subsidiary indebtedness, sale of assets and requires the Company to maintain certain coverage and leverage ratios. At December 31, 1996, borrowings of $30 million were outstanding.

During the third quarter, the Company replaced its $30 million bank line of credit to finance working capital requirements and $15 million bank line of credit to finance certain construction activities of the Company with a single $50 million bank line of credit available through May 1997. Borrowings under the facility are available at rates tied to the Eurodollar or federal funds rates. A commitment fee of 0.125% per annum is required on the unused portion of the $50 million line of credit. At December 31, 1996, borrowings of $3.5 million were outstanding.

The secured notes payable primarily represent various notes which are secured by data processing and production equipment and a note secured by the Company's interest in a real estate partnership. Equipment notes are generally payable over 24 to 60 month periods with interest rates from 5.5% to 8.0% at December 31, 1996.

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are based on floating prime or fixed and range from 8.25% to 10.0% at December 31, 1996.

Future principal payments of indebtedness at December 31, 1996 are as follows (in thousands):


                  1997              $ 15,159
                  1998                12,323
                  1999                 4,373
                  2000                 2,696
                  2001                32,832
                  Thereafter          23,671
                                    --------
                  Total             $ 91,054
                                    ========

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $85.1 million and $91.7 million at December 31, 1995 and 1996, respectively.

10.  Income Taxes

The Company and its consolidated domestic subsidiaries join in filing a consolidated federal income tax return. Prior to the initial public offering on October 31, 1995, the Company and its consolidated domestic subsidiaries were included in the consolidated federal income tax return filed by KCSI and other members of KCSI's group of consolidated domestic subsidiaries. For 1995, the Company was included in the KCSI consolidated federal income tax return from January 1, 1995, through October 31, 1995. The Company filed a separate return for the period from November 1, 1995, to December 31, 1995. While a member of the KCSI consolidated federal income tax return, the Company computed federal income tax expense and current federal income taxes payable to KCSI using an intercompany tax allocation policy. The federal income tax expense using this policy was, in all material respects, in accordance with the separate return method.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

Prior to 1993, the Company did not provide deferred taxes for unremitted earnings of certain investees accounted for under the equity method in so much as those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to SFAS 109, the Company began providing deferred taxes for unremitted earnings for unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law.

The following summarizes pretax income (loss) for the years ended December 31, (in thousands):

                                 1994              1995              1996
                            --------------    --------------    --------------

Domestic                    $       48,648    $       79,027    $      281,829
International                       (2,007)           (5,196)           (8,210)
                            --------------    --------------    --------------
Total                       $       46,641    $       73,831    $      273,619
                            ==============    ==============    ==============

Income tax expense consists of the following components for the years ended December 31 are as follows, (in thousands):

                                    1994              1995              1996
                               -------------    -------------    -------------

Current
     Federal                   $      12,365    $      11,149    $      16,789
     State and local                   2,151            1,800            2,154
     Foreign                             785              652              469
                               -------------    -------------    -------------
        Total current                 15,301           13,601           19,412
                               -------------    -------------    -------------
Deferred
     Federal                            (796)          28,304           72,842
     State and local                    (168)           5,316           13,833
     Foreign                              12           (1,047)            (167)
                               -------------    -------------    -------------
        Total deferred                  (952)          32,573           86,508
                               -------------    -------------    -------------
Total income tax expense       $      14,349    $      46,174    $     105,920
                               =============    =============    =============


Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows for the years ended December 31, (in thousands):

                                                       1994              1995              1996
                                                  --------------    -------------    -------------

Income tax expense using the
     statutory rate in effect                     $       16,324    $      25,841    $      95,767
Tax effect of:
     State and local income taxes, net                     1,289            4,626           10,391
     Foreign income taxes, net                               630              374            1,087
     Losses of foreign unconsolidated affiliates             870            1,050            2,089
     Earnings of domestic unconsolidated affiliates       (6,412)          (2,890)          (1,274)
     Sale of IFTC (Note 4)                                                 16,118
     Other                                                 1,648            1,055           (2,140)
                                                  --------------   --------------   --------------
Total income tax expense                          $       14,349   $       46,174   $      105,920
                                                  ==============   ==============   ==============

Effective tax rate                                         30.8%            62.5%            38.7%
Statutory federal tax rate                                 35.0%            35.0%            35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet at December 31, are as follows (in thousands):




                                                                 1995            1996
                                                            ------------    -------------
Liabilities:
      Investments in CSC and State Street                   $   (49,966)    $    (189,784)
      Unconsolidated affiliates and investments                  (4,890)           (3,208)
                                                            ------------    -------------
      Gross deferred tax liabilities                            (54,856)         (192,992)
                                                            ------------    -------------

Assets:
      Book reserves not currently deductible for tax               3,979            9,094
      Deferred compensation and other employee benefits            2,480            2,948
      Foreign operating loss carryforwards                         1,429              998
      Vacation accrual                                             1,218            1,366
      Deferred gains                                                 995              625
      Depreciation and amortization                                  961            1,636
      Domestic operating loss carryforwards                          518
      Other, net                                                     410              399
                                                            ------------    -------------
      Gross deferred tax assets                                   11,990           17,066
                                                            ------------    -------------

Deferred tax asset valuation allowance                              (382)            (314)
                                                            ------------    -------------
Net deferred tax liability                                  $    (43,248)   $    (176,240)
                                                            ============    =============

The Company had federal operating loss carryforwards from DBS of $1.3 million at December 31, 1995, which were used to reduce taxable income in 1996. Additionally, the Company had operating loss carryforwards related to certain foreign operations of approximately $2.9 million at December 31, 1995, and $2.5 million at December 31, 1996. There is no assurance that certain loss carryforwards will be utilized. Accordingly, the Company has recognized a valuation allowance for the benefit of certain loss carryforwards of $0.4 million and $0.3 million at December 31, 1995 and 1996, respectively.

11.  Stockholders' Equity

In August 1995, the Company was merged into a Delaware corporation. Upon completion of the merger, the Company had 125 million shares of $.01 par value common stock authorized of which 28.5 million shares were issued and outstanding and held by its sole shareowner, KCSI. In addition, the Company is authorized to issue 10 million shares of preferred stock, par value $.01 per share. No preferred shares have been issued.

On October 31, 1995, in conjunction with and immediately prior to the Offerings, the Company distributed to KCSI a stock dividend of 2,050,000 shares of common stock. Appropriate share data has been retroactively restated in the consolidated balance sheet to reflect the effect of the stock dividend and merger into a Delaware corporation.

On October 31, 1995, the Company and KCSI completed an initial public offering ("the Offerings") of 22 million shares of the Company's common stock at an offering price of $21 per share. Of the 22 million shares offered, 19,450,000 were sold by the Company and 2,550,000 were sold by KCSI. The Company received net proceeds of approximately $384.8 million which were used to repay all debt to KCSI and certain bank term notes. In conjunction with the Offerings, KCSI exchanged 4,253,508 shares of its DST common stock for 1,820,000 shares of KCSI stock held by The Employee Stock Ownership Plan. On November 6, 1995,
over-allotment options granted by KCSI to the underwriters totaling 3,300,000 shares of the Company's common stock were exercised in full. As a result of these transactions and other transactions, KCSI owned approximately 41% of the Company's outstanding common stock at December 31, 1996.

In September 1995, the Company established the Stock Option and Performance Award Plan which provides for the availability of 6,000,000 shares of the Company's common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at or subsequent to the date of grant.

A summary of stock option activity is presented in the table below:

                                                  1995                                  1996
                                      ------------------------------- -------------------------------
                                                          Weighted                        Weighted
                                           Number          Average          Number         Average
                                         of Shares     Exercise Price    of Shares     Exercise Price

Outstanding at January 1                                                    2,281,400          $21.00
Granted                                    2,287,100           $21.00          71,500           33.95
Exercised
Canceled                                       5,700            21.00          91,400           21.00
                                      ==============  =============== ===============  ==============
Outstanding at December 31                 2,281,400           $21.00       2,261,500          $21.41
                                      ==============  =============== ===============  ==============

Exercisable at December 31                                        n/a         886,800          $21.11

Exercise Price Ranges:
----------------------
for all outstanding options                                    $21.00                 $21.00 - $35.56
for all exercisable options                                       n/a                 $21.00 - $32.69

Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income and earnings per share as if they had adopted the fair value method in the footnotes to the financial statements. The Company has elected to disclose pro forma information required by SFAS 123 rather than record compensation expense. Had compensation cost been determined consistent with SFAS 123, the Company's net income would have been reduced to the following pro forma amounts:

                                              1995                    1996
                                          ------------            ------------
Net income (000's):   As reported           $ 27,640               $ 167,202
                      Pro forma               26,931                 162,787
Earnings per share:   As reported                n/a                   $3.35
                      Pro forma                  n/a                   $3.26

The weighted average fair value of options granted was $7.10 and $11.64 for 1995 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: expected option terms of 5.3 and 5.0 years, volatility of 22% and 23%, dividend yield of 0% and risk-free interest rates of 5.9% and 6.3%. Given the limited trading history of DST's common stock, the volatility factor was determined by using the average of the volatility, calculated weekly over the three preceding calendar years, of the stock of three peer companies.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. All such purchases are in compliance with applicable SEC regulations. The Company has purchased 400,000 shares as of December 31, 1996, for approximately $12.5 million.

The Company entered into a Stockholder's Right Agreement (the "Rights Plan") in 1995. Each share of the Company's common stock held of record on October 18, 1995, (KCSI was then the sole stockholder) and all shares of common stock issued in the Offerings received one Right. Each Right entitles their holder (other than those held by an acquiring person or group) to purchase 1/1000th share of preferred stock of the Company or in some circumstances, other securities of the Company. In certain circumstances the Rights entitle their holders (other than those held by an acquiring person or group) to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or ten days following the commencement or announcement of an intention to make a tender offer or exchange offer that would result in an acquiring person or group owning 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. KCSI is excluded from the definition of an acquiring person under the Rights Plan unless there is a change in control of KCSI, followed by acquisition of additional company common stock.

The Rights Plan is intended to encourage a potential acquiring person or group to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an acquiring person or group. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

On May 8, 1995, the Company paid a cash dividend of $150 million to KCSI, the proceeds for which were obtained through the Company's long-term revolving credit agreement described in Note 9.

Net unrealized gains on investments represents the Company's unrealized holding gains on its investments in State Street and CSC. At December 31, 1995 and 1996, the Company's unrealized gains were $22,063,000 and $94,625,000 respectively, which were net of deferred taxes of $14,143,000 and $60,625,000, respectively.

12.  Retirement Plans

Prior to the Offerings in 1995, the Company participated in the KCSI ESOP. In connection with the Offerings, the KCSI ESOP was renamed The Employee Stock Ownership Plan ("ESOP") and amended to consist of two portions: a KCSI portion and a Company portion. The account balances in the ESOP attributable to Company employees have become the Company portion of the ESOP. The Company portion initially was invested in KCSI stock. Approximately one half of the value of the account balances of Company employees at the time of the IPO were converted into common stock of the Company through an exchange with KCSI of KCSI stock held by the ESOP for shares of the Company's common stock.

For the years ended December 31, 1994, 1995 and 1996, ESOP expense was $10,293,000, $11,021,000 and $13,700,000 respectively. In 1994 and 1995, such amounts represent an allocated portion of the consolidated KCSI ESOP expense. Interest incurred on ESOP indebtedness was $1.0 million and $0.4 million in 1994 and 1995, respectively; these amounts include an allocated portion of interest expense on ESOP debt guaranteed by KCSI.
All ESOP indebtedness was retired in 1995.

The ESOP loan principal payments were accounted for as employee benefit expense in the year of allocation to participants; interest payments were recorded as interest expense using an accrual method.

The Company has a qualified profit sharing plan which covers all of its employees following the completion of an eligibility period. Contributions to the plan are made at the discretion of the Board of Directors, with the limitation that the annual contribution may not exceed the maximum allowable income tax deduction. Profit sharing expense was $37,000, $129,000 and $2,686,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

The Company has a 401(k) plan which covers all of its employees following the completion of an eligibility period. Contributions to the plan are made at the discretion of the Board of Directors. No discretionary contributions were made during 1994, 1995 or 1996.

13.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the years ended December 31, (in thousands):

                                         1994          1995          1996
                                     -----------   -----------    -----------

Interest paid during the year        $    14,054   $    25,307    $     7,930
Income taxes paid during the year         11,027        15,892         21,098


In December 1996, the Company received a $9.5 million dividend from Argus, $8.0 million of which was received in cash and $1.5 million of which was received in the form of a note receivable.

In connection with the Offerings in 1995, the Company incurred underwriting commissions of approximately $22.6 million which have been reflected in the net proceeds from the Offerings.

The Company purchased mainframe computer equipment and other capital additions in the amount of $27,192,000, $30,163,000 and $4,754,000 in 1994, 1995 and 1996,
respectively, through secured notes payable or vendor financed installment notes which required no direct outlay of cash.

The Company acquired an additional 20% interest in DBS Systems, Inc. in December 1995 for a $6.0 million note payable which was paid in January 1996.

In 1994, the Company sold a building to an affiliate for $6.0 million, in exchange for a $5.0 million note previously payable to the affiliate and $1.0 million cash.

14.  Commitments and Contingencies

The Company leases facilities, data processing and other equipment under various operating leases. Lease terms generally range from 1 to 25 years not including options to extend the leases for various lengths of time. Rental expense was $31,427,000, $26,810,000 and $33,732,000 for the years ended December 31, 1994,
1995 and 1996, respectively. Future minimum rentals for the non-cancelable term of all operating leases are as follows (in thousands):
                           1997                               $ 22,904
                           1998                                 18,606
                           1999                                 11,924
                           2000                                  6,965
                           2001                                  5,021
                           Thereafter                           26,803
                                                              --------
                                                              $ 92,223

Certain  leases  have  clauses  that call for the annual  rents to be  increased
during  the  term  of  the  lease.   Such  lease  payments  are  expensed  on  a
straight-line basis.

The Company leases certain facilities from an unconsolidated affiliate and incurred occupancy expenses of $3,360,000, $4,158,000 and $4,674,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

The Company has guaranteed certain bank loans, lease obligations, and other financial obligations of affiliated companies. At December 31, 1996, the guarantees total approximately $22.5 million.

The Company has also entered into agreements with co-participants in certain joint venture subsidiaries whereby upon defined circumstances constituting a change in control of either party to the venture, the other party has the right to acquire, at a specified price, the entire interest in the joint venture.

The Company has entered into agreements with minority stockholders of DBS whereby each minority stockholder has the option to sell to the Company shares of DBS stock. If the provisions of the agreements were exercised, the Company would be required to purchase the respective minority interests at fair market value, currently estimated at approximately $6 million.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 1996, were not significant.

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no claims outstanding that would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

15.  Geographic Information

Financial information by geographic region for the Company is presented below (in thousands)

                                                                       Year Ended December 31, 1994
                                                ----------------------------------------------------------------------
                                                     United                              Europe
                                                     States            Canada           & Others            Total
                                                ----------------  ----------------  ----------------  ----------------

Revenues                                        $        277,410  $          9,106  $         23,173  $        309,689
Revenues - related parties                                92,047                                                92,047
                                                ----------------  ----------------  ----------------  ----------------
     Total                                      $        369,457  $          9,106  $         23,173  $        401,736
                                                ================  ================  ================  ================
Income (loss) from operations                   $         37,025  $          1,151  $         (3,221) $         34,955
Equity in earnings (losses ) of unconsolidated
     affiliates, net of affiliate taxes                   22,240                                 (13)           22,227


                                                                    Year Ended December 31, 1995
                                                ----------------------------------------------------------------------
                                                    United                              Europe
                                                    States            Canada           & Others            Total
                                                ----------------  ----------------  ----------------  ----------------

Revenues                                        $        319,294  $          7,924  $         52,969  $        380,187
Revenues - related parties                               103,944                                               103,944
                                                ----------------  ----------------  ----------------  ----------------
     Total                                      $        423,238  $          7,924  $         52,969  $        484,131
                                                ================  ================  ================  ================
Income (loss) from operations                   $         42,689  $         (1,904) $             36  $         40,821
Equity in earnings (losses ) of unconsolidated
     affiliates, net of affiliate taxes                    9,822                              (3,370)            6,452
Total assets                                             678,491             8,230            62,799           749,520


                                                                    Year Ended December 31, 1996
                                                ----------------------------------------------------------------------
                                                    United                              Europe
                                                    States            Canada           & Others            Total
                                                ----------------  ----------------  ----------------  ----------------

Revenues                                        $        389,964  $         21,071  $         59,670  $        470,705
Revenues - related parties                               106,471             3,632                             110,103
                                                ----------------  ----------------  ----------------  ----------------
     Total                                      $        496,435  $         24,703  $         59,670  $        580,808
                                                ================  ================  ================  ================
Income (loss) from operations                   $         58,635  $            276  $         (1,938) $         56,973
Equity in earnings (losses ) of unconsolidated
     affiliates, net of affiliate taxes                    4,106            (1,068)           (7,066)           (4,028)
Total assets                                           1,041,155            15,965            64,468         1,121,588

16.  Quarterly Financial Data (Unaudited)

Because the Offerings and use of proceeds and the cash dividend paid to KCSI described in Note 11 substantially changed the Company's capital structure in 1995, historical earnings per share data have not been presented for the year ended December 31,1995. Quarterly financial data follows (dollars in thousands, except per share amounts).

                                                                       Year Ended December 31, 1995
                                                 --------------------------------------------------------------------------
                                                    First          Second         Third          Fourth          Total
                                                   Quarter        Quarter        Quarter         Quarter          1995
                                                 -------------  -------------  -------------   ------------   -------------

Revenues                                         $     112,266  $     117,673  $     121,740   $    132,452   $     484,131
Cost and expenses                                       85,218         92,256         93,486        102,601         373,561
Depreciation and amortization                           14,082         16,690         18,568         20,409          69,749
                                                 -------------  -------------  -------------   ------------   -------------
Income from operations                                  12,966          8,727          9,686          9,442          40,821
Interest expense                                        (4,538)        (6,103)        (7,351)        (3,972)        (21,964)
Other income, net                                          486          1,093          1,092            956           3,627
Gain on sale of equity investment                       43,610 (1)                     1,285(2)                      44,895
Equity in earnings (losses) of unconsolidated
     affiliates, net of taxes                            3,413          4,338          3,057         (4,356(3)        6,452
                                                 -------------  -------------  -------------   ------------   -------------
Income before income taxes and minority interests       55,937          8,055          7,769          2,070          73,831
Income taxes                                            38,734 (1)      2,478          3,162          1,800          46,174
                                                 -------------  -------------  -------------   ------------   -------------
Income before minority interests                        17,203          5,577          4,607            270          27,657
Minority interests in income (losses)                      (51)           (88)           (24)           180              17
                                                 -------------  -------------  -------------   ------------   -------------
Net income                                       $      17,254  $       5,665  $       4,631   $         90   $      27,640
                                                 =============  =============  =============   ============   =============

Cash dividends (4)                               $              $     150,000  $               $               $    150,000
Common stock price ranges      - High                                                          $      30.50    $      30.50
                               - Low                                                           $      25.38    $      25.38

(1) Gain on sale of IFTC (Note 4)
(2) Gain on sale of MDS and MLS (Note 4)
(3) Includes one-time Continuum charge from SOCS acquisition (Note 4)
(4) Dividends paid to KCSI, the Company's sole stockholder prior to October 31, 1995. The Company does not anticipate paying any cash dividends in the forseeable future.



                                                                       Year Ended December 31, 1996
                                                 --------------------------------------------------------------------------
                                                    First          Second         Third          Fourth          Total
                                                   Quarter        Quarter        Quarter         Quarter          1996
                                                 -------------  -------------  -------------   ------------   -------------

Revenues                                         $     144,262  $     143,216  $     139,569   $    153,761   $     580,808
Cost and expenses                                      106,389        106,565        104,343        114,266         431,563
Depreciation and amortization                           18,688         19,192         19,804         20,888          78,572
Other expenses                                                                        13,700 (6)                     13,700
                                                 -------------  -------------  -------------   ------------   -------------
Income from operations                                  19,185         17,459          1,722         18,607          56,973
Interest expense                                        (2,102)        (1,653)        (1,356)        (1,829)         (6,940)
Other income, net                                          931            981            912          1,352           4,176
Gain on sale of equity investment                                                    223,438  (6)                   223,438
Equity in earnings of unconsolidated
     affiliates, net of taxes                           (7,641)(5)      3,140            (45)           518          (4,028)
                                                 -------------  -------------  -------------   ------------   -------------
Income before income taxes and minority interests       10,373         19,927        224,671         18,648         273,619
Income taxes                                             5,963          7,549         85,897          6,511         105,920
                                                 -------------  -------------  -------------   ------------   -------------
Income before minority interests                         4,410         12,378        138,774         12,137         167,699
Minority interests in income (losses)                       (7)            51            144            309             497
                                                 -------------  -------------  -------------   ------------   -------------
Net income                                       $       4,417  $      12,327  $     138,630   $     11,828   $     167,202
                                                 =============  =============  =============   ============   =============

Average shares outstanding                              50,000         49,965         49,841         49,679          49,871
Earnings per share                               $        0.09  $        0.25  $        2.78   $       0.24   $         3.3(7)
Common stock price ranges      - High            $       34.88  $       37.75  $       32.75   $      34.38   $       37.75
                               - Low             $       27.38  $       29.50  $       25.63   $      29.00   $       25.63

(5) Includes one-time Continuum charge from Hogan Merger (Note 4)
(6) Gain on CSC / Continuum Merger and related charges (Note 4)
(7) The accumulation of 1996's four quarters for earnings per share is greater than the earnings per share for the year ended December 31, 1996 due to repurchases of Company common stock throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 13, 1997, (the "Definitive Proxy Statement") will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1996.

(a)      Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Two Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)      Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.
The information set forth in response to Item 405 of Regulation S-K under the heading "Other Matters--Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "Executive Compensation" in the Company's Definitive Proxy Statement (other than The Compensation Committee Report on Executive Compensation and the Stock Performance Graph) is hereby incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Transactions" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 13.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      List of Documents filed as part of this Report

(1)      Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Price Waterhouse LLP dated February 20, 1997, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

(2)      Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)      List of Exhibits

(a)      Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

         2.1 A plan and agreement of merger dated August 28, 1995, which is attached as Exhibit 2.1 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 2.1.

3.       Articles of Incorporation and by-laws

         3.1 The Company's Amended Delaware Certificate of Incorporation, which is attached as Exhibit 3.1 to the Company's registration statement dated September 1, 1995, as restated August 31, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 3.1.

         3.2 The Company's Amended and Restated By-laws as adopted August 28, 1995, which are attached as Exhibit 3.2 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended (Commission file no. 33-96526), are hereby incorporated by reference as Exhibit 3.2.

4. Instruments defining the rights of security holders, including indentures

         4.1 The Registration Rights Agreement dated October 24, 1995, between the Company and Kansas City Southern Industries, Inc. ("KCSI"), which is attached as Exhibit 4.1 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 4.1.

         4.2 The Certificate of Designations dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 4.2.

         4.3 The Summary of the preferred stock purchase rights set forth in Form 8-A dated November 15, 1995, (Commission file no. 1-14036) and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust Company, as rights agent, which is attached as
                    Exhibit 4.4 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended (Commission file no. 33-96526), are hereby incorporated by reference as Exhibit 4.3.

         4.4 The Registration Rights Agreement dated October 31, 1995, between the Company and UMB Bank, N.A. as trustee of the Company's Employee Stock Ownership Plan ("UMB") is attached to the Company's annual report for the year ended December 31, 1995, (Commission file no. 1-14036) as Exhibit 4.4.

         4.5 The Stock Exchange Agreement dated October 26, 1995, between KCSI and UMB, which is attached as Exhibit 4.6 to the Company's registration statement on Form S-1 dated September 1,1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 4.5.

         4.6 The description of the Company's common stock set forth in the Company's registration of the common stock on Form 8-A declared effective October 31, 1995, (Commission file no 1-14036) is hereby incorporated by reference as Exhibit 4.6

         4.7 Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh and twelfth of Exhibit 3.1 are hereby incorporated by reference as Exhibit 4.7.

         4.8        Article I, Sections 1, 2, 3 and 11 of Article II, Article V,
                    Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.8.

9.       Voting trust agreement

         Not applicable.

10.      Material contracts

         10.1 The Registration Rights Agreement incorporated by reference as Exhibit 4.1 hereto, is also hereby incorporated by reference as Exhibit 10.1.

         10.2 The Company's Executive Plan effective as of October 31, 1995, attached to the Company's annual report for the year ended December 31, 1995, (Commission file no. 1-14036) is hereby incorporated by reference as Exhibit 10.2.


         10.3 The Company's 1995 Stock Option and Performance Award Plan, effective September 1, 1995, which is attached as Exhibit
                    10.3 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.3.

         10.4 The Tax Disaffiliation Agreement between the Company and KCSI dated October 23, 1995, which is attached as Exhibit
                    10.4 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.4.

         10.5 The Stock Purchase, Sale of Assets, Assignment and Assumption Agreement dated August 30, 1995, among the
                    Company, DST Realty, Inc., Tolmak, Inc., Mulberry Western Company and KCSI, which is attached as Exhibit 10.5 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.5.

         10.6 The 1995 Restatement of the Company's Employee Stock Ownership Plan and Trust Agreement attached to the Company's annual report for the year ended December 31, 1995, (Commission file no. 1-14036) is hereby incorporated by reference as Exhibit 10.6.

         10.7 The 1994 Restatement of the Company's Profit Sharing Plan and trust Agreement and First Amendment to that Plan both dated September 12, 1994 (the "1994 Profit Sharing Plan"), which is attached as Exhibit 10.7 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.7.

         10.7.1 The Second Amendment to the 1994 Profit Sharing Plan dated October 31, 1995, attached to the Company's annual report for the year ended December 31, 1995, (Commission file no. 1-14036) is hereby incorporated by reference as Exhibit 10.7.1.

         10.8       The Employment Agreement among the Company,  KCSI and Thomas
                    A. McDonnell, Amended and Restated as of March 18, 1993 and October 9, 1995, which is attached as Exhibit 10.8 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.8.

         10.8.1 The Employment Agreement between the Company and Thomas A. McDonnell dated October 9, 1995, which is attached as
                    Exhibit 10.8.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.8.1.

         10.9 The Employment Agreement between the Company, KCSI and Thomas A. McCullough dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.9 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.9.

         10.10      The Employment Agreement between the Company, KCSI and James
                    P. Horan dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.10 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.10.

         10.11 The Employment Agreement between the Company, KCSI and Robert C. Canfield, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.11 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.11.

         10.12 The Employment Agreement between the Company, KCSI and Charles W. Schellhorn, dated April 1, 1992, as amended October 9, 1995, which is attached to the Company's annual report for the year ended December 31, 1996, (Commission file no. 1-14036).

         10.13 The Company's 1994 Restatement of its 401(K) Plan and Trust Agreement dated September 12, 1994 (the "1994 401(K) Plan"), which is attached as Exhibit 10.13 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.13.

         10.13.1 The First Amendment dated June 1, 1995, to the Company's 1994 401(K) Plan, which is attached as Exhibit 10.13.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.13.1.

         10.13.2 The Second Amendment dated October 31, 1995, to the Company's 1994 401(K) Plan attached to the Company's annual report for the year ended December 31, 1995, (Commission file no. 1-14036) is hereby incorporated by reference as
                    Exhibit 10.13.2.

         10.14 The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance dated June 1, 1974, (the "State Street Agreement") which is attached as Exhibit 10.14 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.14.

         10.14.1 The Amendment to the State Street Agreement between the Company and State Street, dated October 1, 1987, which is attached as Exhibit 10.14.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as
                    Exhibit 10.14.1.

         10.15 The Data Processing Services Agreement between The Company and The Continuum Company, Inc. dated October 1, 1993, which is attached as Exhibit 10.15 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.15.

         10.16 The Agreement among the Company, Financial Holding Corporation, KCSI and Argus Health Systems,Inc. dated June 30, 1989, which is attached as Exhibit 10.16 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.16.

         10.16.1 The Stock Transfer Restriction and Option Agreement between the Company, Argus Health Systems, Inc. and Financial Holding Corporation dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.16.1.

         10.17 The Five-Year Competitive Advance and Revolving Credit Facility Agreement among the Company, the lenders named therein, The Chase Manhattan Bank, N.A. as Documentation, Syndication, and Administrative Agent dated December 30, 1996, which is attached to the Company's annual report for the year ended December 31, 1996, (Commission file no. 1-14036).

         10.18 The Master Lease Agreement between the Company and Irkan Corp. dated December 30, 1987 for property at 1004 Baltimore in Kansas City, Missouri which is attached as Exhibit 10.18 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.18.

         10.18.1 The Master Lease Agreement between the Company and Irkan Corp. dated December 30, 1987, for property at 127 West Tenth Street in Kansas City, Missouri which is attached as
                    Exhibit 10.18.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.18.1.

         10.18.2 The Lease Agreement dated February 24, 1988, between the Company and Broadway Square Partners for property at 1055 Broadway in Kansas City, Missouri, which is attached as
                    Exhibit 10.18.2 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.18.2.

         10.19 The Company's Directors' Deferred Fee Plan effective September 1, 1995, which is attached as Exhibit 10.19 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.19.

         10.20 The Trust Agreement between the Company as settlor and United Missouri Bank of Kansas City, N.A. as Trustee dated December 31, 1987, which is attached as Exhibit 10.20 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.20.

         10.20.1 Trust Agreement by and between the Company as settlor and United Missouri Bank of Kansas City, N.A., Trustee dated June 30, 1989, for the benefit of James Horan, which is attached as Exhibit 10.20.1 to the Company's registration statement on Form S-1 dated September 1, 1995, (Commission file no. 33-96526), is hereby incorporated by reference as
                    Exhibit 10.20.1.

11.      Statement re computation of per share earnings

         Not applicable.

12.      Statements re computation of ratios

         Not applicable.

13. Annual report to security holders, Form 10-Q or quarterly report to security holders

         Not applicable.

16.      Letter re change in certifying accountant

         Not applicable.

18.      Letter re change in accounting principles

         Not applicable.

21.      Subsidiaries of the Company

         The list of the  Company's  subsidiaries,  which is attached as Exhibit
         21.1 to the Company's registration statement on Form S-1 dated September 1, 1995, as amended (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 21.

22. Published report regarding matters submitted to vote of security holders

         Not applicable.

23.      Consents of experts and counsel

         The consent dated March 18, 1997, of Price Waterhouse LLP to the incorporation by reference of their report is attached hereto as Exhibit 23.1.

24.      Power of attorney

         Not applicable.

27.      Financial Data Schedule

         A Financial Data Schedule prepared in accordance with Item 601 (c) of Regulation S-K is attached hereto as Exhibit 27.1.

99.      Additional exhibits

         Not applicable.

(b)      Reports on Form 8-K during the last calendar quarter

         The Company filed a Form 8-K dated October 23, 1996, under Item 5 of such form, reporting the announcement of financial results for the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DST Systems, Inc.


                                       By:   /s/ Thomas A. McDonnell
                                  ------------------------------------------
                                              Thomas A. McDonnell
                                 President and Chief Executive Officer, Director

Dated: February 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in capacities indicated on February 27, 1997.


        /s/ Thomas A. McDonnell                    /s/ A. Edward Allinson
       -------------------------                ----------------------------

          Thomas A. McDonnell                         A. Edward Allinson
President and Chief Executive Officer, Director            Director




        /s/ Thomas A. McCullough                    /s/ Michael G. Fitt
       -------------------------                ----------------------------

          Thomas A. McCullough                        Michael G. Fitt
    Executive Vice President, Director                    Director




         /s/ Kenneth V. Hager                       /s/ William C. Nelson
       -------------------------                -----------------------------

            Kenneth V. Hager                          William C. Nelson
 Vice President, Chief Financial Officer                  Director
              and Treasurer
     (Principal Financial Officer)



           /s/ John J. Faucett                    /s/ M. Jeannine Strandjord
       -------------------------                -----------------------------

             John J. Faucett                        M. Jeannine Strandjord
 Controller (Principal Accounting Officer)                 Director

                               DST Systems, Inc.,
                          1996 Form 10-K Annual Report
                               Index to Exhibits




Exhibit Number                   Document
    10.12 The Employment Agreement between the Company, KCSI and Charles W. Schellhorn.
    10.17 The Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 30, 1996.
    23.1      Consent of Independent Accountants
    27.1      Financial Data Schedule























--------------------------------------------------------------------------------