Form 10-Q
period 1997-03-31
DST SYSTEMS INC
filed 1997-05-12
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

As of May 5,1997, there were 49,350,490 shares of the Company's $.01 par value Common Stock outstanding.


                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1997
                                      INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Introductory Comments                                           3

            Condensed Consolidated Balance Sheet -
            December 31, 1996 and March 31, 1997                            4

            Condensed Consolidated Statement of Income -
            Three Months Ended March 31, 1996 and 1997                      5

            Condensed Consolidated Statement of Cash Flows -
            Three Months Ended March 31, 1996 and 1997                      6

            Notes to Condensed Consolidated Financial Statements          7-8

Item 2. Management's Discussion and Analysis of Financial Condition 9-11 and Results of Operations


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                              12

Item 2.     Changes in Securities                                          12

Item 3.     Defaults Upon Senior Securities                                12

Item 4.     Submission of Matters to a Vote of Security Holders            12

Item 5.     Other Information                                           12-13

Item 6.     Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                 14

The Company's service marks and trademarks include without limitation, DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM) referred to in this Report.


                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                 March 31, 1997


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year 1997.







                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                   (unaudited)

                                               December 31,        March 31,
                                                 1996                1997
 ASSETS
 Current assets
      Cash and cash equivalents             $         8,279     $        11,380
      Accounts receivable                           154,094             155,720
      Other assets                                   38,922              39,170
                                            ---------------     ---------------
                                                    201,295             206,270
 Investments                                        620,437             571,910
 Properties                                         243,989             238,463
 Intangibles and other assets                        55,867              54,750
                                            ---------------     ---------------
           Total assets                     $     1,121,588     $     1,071,393
                                            ===============     ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
      Debt due within one year              $        15,159     $        14,741
      Accounts payable                               44,944              36,397
      Accrued compensation and benefits              33,276              15,103
      Deferred revenues and gains                    14,553              15,205
      Other liabilities                              17,772              27,047
                                             --------------      --------------
                                                    125,704             108,493
 Long-term debt                                      75,895              92,455
 Deferred income taxes                              180,853             158,149
 Other liabilities                                   42,939              42,318
                                             --------------      --------------
                                                    425,391             401,415
                                             --------------      --------------
 Commitments and contingencies
                                             --------------      --------------
 Minority interest                                      972               1,129
                                             --------------      --------------

 Stockholders' equity
      Common stock, $0.01 par;
         125,000,000 shares authorized
         50,000,000 shares issued                       500                 500
      Additional paid-in capital                    408,807             408,807
      Retained earnings                             203,638             218,024
      Treasury stock, (396,000 and 545,310 shares,
           respectively) at cost                    (12,345)            (17,361)
      Net unrealized gain on investments             94,625              58,879
                                             --------------      --------------
           Total stockholders' equity               695,225             668,849
                                             --------------      --------------
           Total liabilities and
           stockholders' equity              $    1,121,588      $    1,071,393
                                             ==============      ==============

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.
                   Condensed Consolidated Statement of Income
                     (in thousands, except per share amount)
                                   (unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                              ----------------------------------
                                                     1996              1997

Revenues                                      $     144,262     $     158,684

Costs and expenses                                  106,389           115,354
Depreciation and amortization                        18,688            19,629
                                              ----------------  ----------------

Income from operations                               19,185            23,701

Interest expense                                     (2,102)           (2,163)
Other income, net                                       931               979
Equity in earnings (losses) of                       (7,641)            1,044
     unconsolidated affiliates                ----------------  ----------------

Income before income taxes and minority interest     10,373            23,561
Income taxes                                          5,963             8,302
                                              ----------------  ----------------

Income before minority interest                       4,410            15,259
Minority interest in income (losses)                     (7)              156
                                              ----------------  ----------------

Net income                                    $       4,417     $      15,103
                                              ================  ================

Average common shares outstanding                    50,000            49,529
Earnings per share                            $        0.09     $        0.30



   The accompanying notes are an integral part of these financial statements.



                                 DST SYSTEMS, INC.
                 Condensed Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)



                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                             -------------------------------------


                                                                                   1996                1997
Cash flows -- operating activities:
Net income                                                                   $          4,417    $         15,103
                                                                             -----------------   -----------------

     Depreciation and amortization                                                     18,688              19,629
     Undistributed (earnings) losses of unconsolidated affiliates                       7,641              (1,044)
     Changes in accounts receivable                                                    (6,398)             (1,626)
     Changes in other current assets                                                   (6,605)               (247)
     Changes in accounts payable and accrued liabilities                              (19,118)            (16,718)
     Other, net                                                                        (4,226)             (2,452)
                                                                             -----------------   -----------------
Total adjustments to net income                                                       (10,018)             (2,458)
                                                                             -----------------   -----------------
     Net                                                                               (5,601)             12,645
                                                                             -----------------   -----------------

Cash flows -- investing activities:
Investments in and advances to unconsolidated affiliates                               (2,549)             (8,444)
Capital expenditures                                                                  (13,837)            (12,629)
Payment for purchases of subsidiaries, net of cash acquired                            (3,183)
Other, net                                                                                573                 101
                                                                             -----------------   -----------------
     Net                                                                              (18,996)            (20,972)
                                                                             -----------------   -----------------

Cash flows -- financing activities:
Principal payments on long-term debt                                                   (5,642)             (4,077)
Net increase in credit facilities and notes payable                                    31,656              20,521
Common stock repurchased                                                                                   (5,016)
Other, net                                                                             (8,411)
                                                                             -----------------   -----------------
     Net                                                                               17,603              11,428
                                                                             -----------------   -----------------

Net increase (decrease) in cash                                                        (6,994)              3,101
Cash at beginning of period                                                            13,057               8,279
                                                                             -----------------   -----------------
Cash at end of period                                                        $          6,063    $         11,380
                                                                             =================   =================

   The accompanying notes are an integral part of these financial statements.


                                DST SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of DST Systems, Inc. (the "Company") and its subsidiaries at December 31, 1996, and March 31, 1997, the results of operations and cash flows for the three months ended March 31, 1996 and 1997.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year 1997.

2.  Earnings per Share
The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("EPS") ("SFAS 128") in February 1997. SFAS 128 replaces the presentation of "Primary EPS" and "Fully Diluted EPS" with "Basic EPS" and "Diluted EPS", respectively. This standard requires a presentation of Basic and Diluted EPS on the face of the income statement. Both Basic EPS and Diluted EPS computed in accordance with SFAS 128 would have been $0.09 and $0.30 for the three months ended March 31, 1996 and 1997, respectively.


3.  Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes equity in earnings (losses) of unconsolidated affiliates:
                                                    For the Three Months
(in thousands)                                         Ended March 31,
                                            ------------------------------------
                                                   1996                1997
                                                   ----                ----

Boston Financial Data Services, Inc.        $        1,464      $       1,619
Argus Health Systems, Inc.                             705              1,238
European Financial Data Services Limited            (1,380)            (1,683)
Other                                                 (375)              (130)
                                            -----------------   ----------------
                                                       414              1,044
The Continuum Company, Inc.                         (8,055)
                                            -----------------   ----------------

                                            $       (7,641)     $        1,044
                                            =================   ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q contain forward-looking comments. These comments contain such descriptions as "anticipated," "believes," "expects" and similar terms and conjugations thereof. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the
Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the United States Securities and Exchange Commission which is hereby incorporated by reference. That Current Report may be obtained by contacting the Commission's public reference operations. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996, Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

INTRODUCTION

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

RECENT EVENTS

On March 6, 1997, Euronet Services, Inc. ("Euronet"), an investment of the Company, completed its initial public offering which included issuance of an additional 6.1 million new shares. Euronet operates independent, non-bank owned automatic teller machine networks in Hungary and Poland as a service provider to banks and other financial institutions. As a result of this public offering, the Company's common stock interest in Euronet was reduced from approximately 17% to 9%. The aggregate market value of the Company's investment in Euronet's common stock at March 31, 1997, was $15.0 million based on the closing price on the NASDAQ. The Company's investment in Euronet is accounted for as available-for-sale securities.

RESULTS OF OPERATIONS

First Quarter 1996 versus First Quarter 1997

For the quarter ended March 31, 1997, DST's consolidated net income was $15.1 million, or $0.30 per share, as compared to $4.4 million, or $0.09 per share for the quarter ended March 31, 1996. Eliminating the equity in losses of its former affiliate, The Continuum Company, Inc. (Continuum), net income for the quarter ended March 31, 1996, would have been $11.8 million or $0.24 per share. The increase in net income on an adjusted basis is primarily a result of increased revenues and income from operations due to the growth of the Company's established interrelated businesses.


Revenues
Consolidated revenues for the quarter totaled $158.7 million, an increase of 10% from the prior year quarter primarily due to increased mutual fund, output processing and satellite television subscriber management processing.

Domestic revenues increased 11.6% to $138.7 million primarily due to increased mutual fund, output processing and satellite television subscriber management revenues. United States mutual fund processing revenues increased approximately 12% as shareowner accounts serviced increased from 38.3 million at March 31, 1996, to 41.8 million at March 31, 1997. The Company anticipates the addition of approximately 1.0 million accounts from committed new client conversions in the latter half of 1997. Additionally, the Company expects that a client processing approximately 1.1 million accounts will switch to in-house processing by the end of 1997. Satellite television subscriber management revenues increased 65% for the quarter due to an increased number of subscribers and continuing systems development activities.

International revenues for the first quarter 1997 were essentially unchanged from the first quarter 1996 as modest increases in service revenues from mutual fund, investment management and Automated Work Distributor ("AWD") products were offset by decreased revenues at Xebec Imaging Services, Inc. and a decrease in software license revenues in the first quarter 1997.

Costs and expenses
Consolidated costs and expenses for the first quarter 1997 increased 8.4% to $115.4 million, primarily as a result of higher operating volumes and increased costs of international operations.

Domestic costs and expenses for the first quarter 1997 increased 8%. Domestic compensation and benefit expenses increased 10%, or $5.1 million for the first quarter primarily from increased staffing levels to support mutual fund, portfolio accounting, AWD and Output Technologies products.

Costs and expenses from international businesses for the quarter increased $2.1 million, or 12%, primarily from increased development and support costs at DST International.

Depreciation and amortization
Depreciation and amortization increased 5% to $19.6 million primarily due to increased operating capacities at Output Technologies and depreciation on additional facilities.

Interest expense
Interest expense for the first quarter 1997 increased 3% to $2.2 million on slightly higher average debt balances and interest rates.

Equity in earnings (losses) of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates increased from losses of $7.6 million to earnings of $1.0 million for the quarters ended March 31, 1996 and 1997, respectively. During the first quarter 1996, the Company recorded a non-recurring charge related to The Continuum Company, Inc.'s ("Continuum") March 1996 acquisition of Hogan Systems, Inc. of $10.2 million. In August 1996, Continuum merged with Computer Sciences Corporation; accordingly, Continuum ceased to be an unconsolidated affiliate of the Company. Excluding all effects of Continuum, equity in earnings of unconsolidated affiliates was $0.4 million for the first quarter 1996. Higher operating earnings were recorded at Boston Financial Data Services, Inc. and Argus Health Systems, Inc., contributing to the adjusted $0.6 million increase in 1997. European Financial Data Services Limited ("EFDS") continues to incur losses primarily for development costs of FAST2000 which costs are being expensed as incurred. Initial installation of FAST2000 unit trust system components at EFDS is expected by the end of 1997.

Income taxes
Income tax expense increased $2.3 million, or 39%, primarily as a result of an increase in pretax income. The Company's effective tax rate for the first quarter 1997 was approximately 35.2%. Excluding the effect of Continuum, the Company's effective tax rate for the first quarter 1996 would have been approximately 35.8%. The difference between the Company's effective tax rate and the combined federal and state statutory rates is primarily the result of deferred taxes being provided for unremitted earnings of domestic unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law.

Seasonality
Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Software license revenues and operating results are dependent upon the timing, size, and terms of the license.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities. The Company's net positive cash flows from operating activities totaled $12.6 million during the first quarter 1997. Cash flows from operating activities for the quarter were reduced by the net decrease in accounts payable and accrued liabilities of $16.7 million of which $13.7 million funded a 1996 ESOP accrual in conjunction with the Computer Sciences Corporation/Continuum merger.

The Company expended $12.6 million during the quarter for capital additions. Investments and advances to unconsolidated affiliates totaled $8.4 million, primarily as a result of funding the development of the FAST2000 at EFDS. During the first quarter, the Company repurchased 150,000 shares of common stock for $5.0 million, pursuant to a formal plan as previously announced.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1997, of which total borrowings were $23.1 million as of March 31, 1997. The Company anticipates this line to be refinanced by the end of May 1997. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $30 million were outstanding on this facility at March 31, 1997.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next twelve months. Further, the Company believes that its longer-term liquidity and capital requirements will be met through cash flows from operations and existing bank credit facilities.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to security holders during the quarter ended March 31, 1997. The Company has scheduled its annual shareholder meeting for May 13, 1997.

Item 5.  Other Information

The following table presents the sources of the Company's revenues:
                               Sources of Revenue
                          Three Months Ended March 31,

                                      1996                      1997
                              ----------------------    ----------------------
                                          (dollars in thousands)
U.S. revenues
  Mutual fund and
  Investment management
    Data processing services  $  63,616       44.1%     $  70,512       44.4%
    Output processing            21,941       15.2%        24,572       15.5%
                              ----------    --------    ----------     --------
                                 85,557       59.3%        95,084       59.9%

  Other output processing        24,655       17.1%        31,837       20.1%
  Other                          14,098        9.8%        11,788        7.4%
                              ----------    --------    ----------     --------
Total U.S. revenues             124,310       86.2%       138,709       87.4%
International revenues           19,952       13.8%        19,975       12.6%
                              ----------    --------    ----------     --------
Total revenues                $ 144,262      100.0%     $ 158,684      100.0%
                              ==========    ========    ==========     ========


The following table identifies geographic operating results:
                                                For the Three Months
Geographic information                             Ended March 31,
                                         ------------------------------------
(in thousands)                                 1996              1997
                                               ----              ----

Domestic revenues                        $      124,310    $      138,709
Domestic income from operations                  19,415            26,057

International revenues                           19,952            19,975
International (losses) from operations             (230)           (2,356)


The following summarizes certain key operating and financial data for the periods indicated:

                                              December 31,            March 31,
                                                 1996                   1997
                                                 ----                   ----
Investment Market Values (in thousands)   (1)
State Street Corporation                       $  192,992            $  207,176
Computer Sciences Corporation                     354,466               268,164
Euronet Services, Inc.                    (2)  $    1,167            $   15,030

Other Operating Data
TA2000 mutual fund shareowner accounts (millions)    41.1                  41.8
TRAC-2000 mutual fund accounts (millions) (3)         1.3                   1.5
TRAC-2000 participants (millions)                     0.6                   0.6
Securities Transfer System accounts (millions)        6.1                   6.2
Portfolio Accounting System portfolios              2,074                 2,187
Automated Work Distributor workstations            19,700                19,969

                                                  Three Months Ended March 31,
                                               ---------------------------------
                                                    1996               1997
                                                    ----               ----

Output Technologies pages printed (millions)        337.5              358.9
Argus Pharmaceutical claims processed (millions)     32.6               37.5

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Concurrent with Euronet Services, Inc.'s initial public offering on March 6, 1997, the investment was marked to market using the closing price listed on the NASDAQ.

(3)  Included in TA2000 mutual fund shareowner accounts.



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:  None

(b)   Reports on Form 8-K:

The Company filed a Form 8-K dated January 28, 1997, under Item 5 of such form, reporting the announcement of financial results for the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on May 12, 1997.

DST Systems, Inc.

/s/ Kenneth V. Hager
____________________
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)