Form 10-Q
period 1997-06-30
DST SYSTEMS INC
filed 1997-08-12
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

As of August 8, 1997, there were 49,255,815 shares of the Company's $.01 par value Common Stock outstanding.

                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997
                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements

        Introductory Comments                                            3

        Condensed Consolidated Balance Sheet -
        December 31, 1996 and June 30, 1997                              4

        Condensed Consolidated Statement of Income -
        Three and Six Months Ended June 30, 1996 and 1997                5

        Condensed Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 1996 and 1997                          6

        Notes to Condensed Consolidated Financial Statements           7-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     9-12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 2. Changes in Securities                                           13

Item 3. Defaults Upon Senior Securities                                 13

Item 4. Submission of Matters to a Vote of Security Holders          13-14

Item 5. Other Information                                            14-15

Item 6. Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                              16

The Company's service marks and trademarks include without limitation, DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM) referred to in this Report.



                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year 1997.

                                       3

                               DST SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (dollars in thousands, except per share amounts)
                                  (unaudited)
                                                  DECEMBER 31,        JUNE 30,
                                                     1996               1997
                                                     ----               ----
 ASSETS
 Current assets
     Cash and cash equivalents                  $     8,279          $    9,763
     Accounts receivable                            154,094             152,131
     Other assets                                    38,922              46,986
                                                -----------         -----------
                                                    201,295             208,880
 Investments                                        620,437             685,269
 Properties                                         243,989             232,716
 Intangibles and other assets                        55,867              52,052
                                                -----------         -----------
          Total assets                          $ 1,121,588         $ 1,178,917
                                                ===========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
     Debt due within one year                   $    15,159         $    13,322
     Accounts payable                                44,944              30,343
     Accrued compensation and benefits               33,276              18,141
     Deferred revenues and gains                     14,553              16,536
     Other liabilities                               17,772              22,598
                                                -----------         -----------
                                                    125,704             100,940
 Long-term debt                                      75,895              90,404
 Deferred income taxes                              180,853             200,155
 Other liabilities                                   42,939              39,644
                                                -----------         -----------
                                                    425,391             431,143
                                                -----------         -----------
 Commitments and contingencies
                                                -----------         -----------
 Minority interest                                      972               1,358
                                                -----------         -----------
 Stockholders' equity
     Common stock, $0.01 par; 125,000,000
      shares authorized, 50,000,000 shares
      issued                                            500                 500
     Additional paid-in capital                     408,807             408,807
     Retained earnings                              203,638             232,715
     Treasury stock (396,000 and 694,185 shares,
      respectively), at cost                        (12,345)            (21,644)
     Net unrealized gain on investments              94,625             126,038
                                                -----------         -----------
      Total stockholders' equity                    695,225             746,416
                                                -----------         -----------
      Total liabilities and
      stockholders' equity                      $ 1,121,588         $ 1,178,917
                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                                       4

                               DST SYSTEMS, INC.
                   Condensed Consolidated Statement of Income
                    (in thousands, except per share amounts)
                                  (unaudited)

                                     For the Three Months    For the Six Months
                                        Ended June 30,          Ended June 30,
                                    ---------------------    -------------------
                                      1996       1997          1996      1997
                                      ----       ----          ----      ----

Revenues                            $143,216   $155,394      $287,478  $314,077

Costs and expenses                   106,565    114,983       212,954   230,337
Depreciation and amortization         19,192     19,468        37,880    39,097
                                    --------   --------      --------  --------

Income from operations                17,459     20,943        36,644    44,643
Interest expense                      (1,653)    (1,884)       (3,754)   (4,046)
Other income                             981      1,231         1,912     2,210
Equity in earnings (losses) of
     unconsolidated affiliates         3,140        820        (4,502)    1,864
                                    --------   --------     ---------- --------

Income before income taxes and
     minority interest                19,927     21,110        30,300    44,671
Income taxes                           7,549      7,064        13,512    15,366
                                    --------   --------     ---------  --------
Income before minority interest       12,378     14,046        16,788    29,305
Minority interest                         51        229            44       385
                                    --------   --------     ---------  --------

Net income                          $ 12,327   $ 13,817      $ 16,744  $ 28,920
                                    ========   ========     =========  ========

Average common shares outstanding     49,965     49,374        49,982    49,451
Earnings per share                  $   0.25   $   0.28      $   0.34  $   0.58



   The accompanying notes are an integral part of these financial statements.


                                       5


                               DST SYSTEMS, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                              For the Six Months
                                                                Ended June 30,
                                                            --------------------
                                                               1996      1997
Cash flows -- operating activities:
Net income                                                   $ 16,744  $ 28,920
                                                             --------- --------
Adjustments to net income:
    Depreciation and amortization                              37,880    39,097
    Equity in (earnings) losses of unconsolidated affiliates    4,502    (1,864)
    Changes in accounts receivable                             (7,392)    1,963
    Changes in other current assets                             1,292    (5,301)
    Changes in accounts payable and accrued liabilities       (19,763)  (22,473)
    Other, net                                                 (3,483)      983
                                                             --------- ---------
Total adjustments to net income                                13,036    12,405
                                                             --------- ---------
    Net                                                        29,780    41,325
                                                             --------- ---------

Cash flows -- investing activities:
Investment in and advances to unconsolidated affiliates        (5,147)  (12,318)
Capital expenditures                                          (30,202)  (25,697)
Payment for purchases of subsidiaries, net of cash acquired    (3,183)
Other, net                                                      3,305     1,132
                                                             --------- ---------
    Net                                                       (35,227)  (36,883)
                                                             --------- ---------

Cash flows -- financing activities:
Principal payments on long-term debt                          (10,788)   (7,406)
Net increase in credit facilities and notes payable            21,661    20,188
Common stock repurchased                                       (3,375)   (9,353)
Other, net                                                     (8,411)   (6,387)
                                                             --------- ---------
    Net                                                          (913)   (2,958)
                                                             --------- ---------

Net increase (decrease) in cash and cash equivalents           (6,360)     1,484
Cash and cash equivalents at beginning of period               13,057      8,279
                                                             --------  ---------
Cash and cash equivalents at end of period                   $  6,697  $   9,763
                                                             ========= =========

   The accompanying notes are an integral part of these financial statements.



                                DST SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at December 31, 1996, and June 30, 1997, the results of operations for the three and six months ended June 30, 1996 and 1997, and cash flows for the six months ended June 30, 1996 and 1997.

The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year 1997.

2. EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES

The following table summarizes equity in earnings (losses) of unconsolidated affiliates:

                                                       For the Three Months        For the Six Months
(in thousands)                                            Ended June 30,              Ended June 30,
                                                    -------------------------    ------------------------
                                                        1996           1997        1996           1997

Boston Financial Data Services, Inc.                $     975      $   1,541    $   2,438      $  3,160
Argus Health Systems, Inc.                                320          1,475        1,026         2,713
European Financial Data Services Limited               (1,444)        (2,111)      (2,824)       (3,794)
Other                                                     124            (85)        (251)         (215)
                                                    ----------     ----------   ----------     ---------
                                                          (25)           820          389         1,864
The Continuum Company, Inc.                             3,165                      (4,891)
                                                    ----------     ----------   ----------     ---------

                                                    $   3,140      $     820    $  (4,502)     $  1,864
                                                    ==========     =========    ==========     =========

3.  NEW FINANCIAL ACCOUNTING STANDARDS

EARNINGS PER SHARE

Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. The dilutive effect of stock options is not material.

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("EPS") ("SFAS 128") in February 1997. SFAS 128 replaces the presentation of "Primary EPS" and "Fully Diluted EPS" with "Basic EPS" and "Diluted EPS", respectively. This statement requires a presentation of Basic and Diluted EPS on the face of the income statement for periods ending after December 15, 1997. Basic EPS and Diluted EPS computed in accordance with SFAS 128 would have been $0.24 and $0.28 for the three months ended June 30, 1996 and 1997, respectively, and $0.33 and $0.58 for the six months ended June 30, 1996 and 1997, respectively.

COMPREHENSIVE INCOME

The Company holds, among others, approximately 4.3 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At March 31, 1997, the Company's investments in available for sale securities had an aggregate market value of $494.0 million. At June 30, 1997, these investments had an aggregate market value of $604.2 million. The $110.2 million unrealized gain in the second quarter 1997 on the Company's investments in these securities, net of deferred taxes of $43.0 million, has been recorded in stockholders' equity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" in June 1997. The new statement requires that all changes in equity during a period except those resulting from investments by owners and distributions to owners be reported as "comprehensive income" in the financial statements beginning in 1998. Upon implementation, DST will include the net unrealized gain or loss on its available-for-sale securities in the computation of comprehensive income.

SEGMENT INFORMATION

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The new statement requires that companies report financial and descriptive information about its reportable operating segments in its financial statements beginning in 1998. The Company is currently evaluating the effect that implementation of the new standard will have on the information disclosed in its financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this Form 10-Q contain forward-looking comments. These comments contain such descriptions as "anticipated," "believes," "expects" and similar terms and conjugations thereof. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the SEC which is hereby incorporated by reference. That Current Report may be obtained by contacting the Commission's public reference operations. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996, Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

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

RECENT EVENTS

On July 16, 1997, the Company sold its approximate 24% interest (on a fully-diluted basis) in First of Michigan Capital Corporation for $9.6 million. The transaction, on an after-tax basis, did not have a material effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

SECOND QUARTER AND YEAR-TO-DATE 1996 VERSUS SECOND QUARTER AND YEAR-TO-DATE 1997

For the quarter ended June 30, 1997, DST's consolidated net income was $13.8 million, or $0.28 per share, as compared to $12.3 million, or $0.25 per share for the quarter ended June 30, 1996. Eliminating the equity in earnings of its former affiliate, The Continuum Company, Inc. (Continuum), net income for the quarter ended June 30, 1996, would have been $9.4 million or $0.19 per share.

For the six months ended June 30, 1997, DST's consolidated net income was $28.9 million, or $0.58 per share, as compared to $16.7 million, or $0.34 per share for the six months ended June 30, 1996. Eliminating the equity in losses of Continuum, net income for the six months ended June 30, 1996, would have been $21.3 million or $0.43 per share.

REVENUES

Consolidated revenues for the three and six months ended June 30, 1997, were $155.4 million and $314.1 million, respectively, which represent increases of 8.5% and 9.3%, respectively, over the comparable 1996 periods.

Domestic revenues for the three and six months ended June 30, 1997, were $132.1 million and $270.8 million, respectively, which represent increases of 8.5% and 10.1% over the comparable 1996 periods, reflecting growth in mutual fund, output processing, Automated Work Distributor (AWD) and satellite television subscriber management revenues. The number of United States mutual fund shareowner accounts serviced by DST increased to 42.4 million at June 30, 1997, which represents an increase of 3.4 million accounts from June 30, 1996 and 1.3 million from December 31, 1996. The Company anticipates the addition of approximately 1.0 million accounts from committed new client conversions in the latter half of 1997. Additionally, the Company expects that a current remote processing client with approximately 1.1 million accounts will switch to in-house processing by the end of 1997. Output Technologies domestic revenues for the three and six months ended June 30, 1997, increased 5% and 8%, respectively, based on an increase in pages printed. AWD workstations licensed in the United States increased to 16,900 at June 30, 1997, an increase of 65% from June 30, 1996 and 26% from December 31, 1996. Satellite television subscriber management revenues for the three and six months ended June 30, 1997, increased significantly over the comparable 1996 periods due to an increased number of subscribers and continuing systems development activities.

International revenues for the three and six months ended June 30, 1997, were $23.3 million and $43.3 million, respectively, increases of 8.4% and 4.4% over the comparable 1996 periods. Increases in second quarter revenues resulted from higher AWD licensing and Canadian mutual fund processing revenues. AWD workstations licensed outside the United States increased to 7,100 at June 30, 1997, an increase of 85% from June 30, 1996 and 12% from December 31, 1996. Canadian mutual fund accounts serviced increased to 2.8 million at June 30, 1997, an increase of 74% from December 31, 1996.

COSTS AND EXPENSES

Consolidated costs and expenses for the three and six months ended June 30, 1997, increased 8% over the comparable 1996 periods, primarily from increased personnel and facilities costs to support growth in mutual fund, AWD and Output Technologies businesses. Domestic costs and expenses increased 9% and 8%, respectively, and international costs and expenses increased 3% and 7%, respectively, for the three and six months ended June 30, 1997, over the comparable 1996 periods.

The Company has experienced some increases in the salaries required to hire and retain computer programmers and other systems professionals. While these cost pressures have not materially affected the Company's overall cost structure to date, the Company believes that the cost pressures associated with the tight market for computer programmers and other systems professionals may continue to increase through the year 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three and six months ended June 30, 1997, increased 1% and 3%, respectively, over the comparable 1996 periods, reflecting a lower level of capital additions in 1997 than in previous years.

INTEREST EXPENSE

Interest expense increased 14% for the second quarter 1997, and 8% year-to-date 1997 over the comparable 1996 periods due to higher average debt balances.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES

Equity in earnings of unconsolidated affiliates decreased $2.3 million to $0.8 million for the three months ended June 30, 1997, as compared to the prior year. Year-to-date, equity in earnings of unconsolidated affiliates increased $6.4 million from the prior year to $1.9 million. Excluding equity in Continuum, equity in earnings of unconsolidated affiliates would have increased $0.8 million for the three months and $1.5 million for the six months ended June 30, 1997, as compared to the comparable prior year periods. Increased earnings were recorded at Boston Financial Data Services, Inc. resulting from increased non-mutual fund related processing and increased mutual fund operating earnings and at Argus Health Systems, Inc., as claims processed for the three and six months ended June 30, 1997, increased 20% and 17% , respectively, over the comparable 1996 periods. These increases were partially offset by increased costs at European Financial Data Services Limited ("EFDS") resulting from increased FAST2000 development costs and additional operating costs to convert new full service clients and support existing clients' unit trust growth. At June 30, 1997, unitholder accounts serviced by EFDS totaled 700,000, an increase of 109% from December 31, 1996. Initial installation of FAST2000 unit trust system components at EFDS is expected by the end of 1997.

INCOME TAXES

The Company's effective tax rate for the second quarter 1997 was 33.5% as compared to 37.9% for the prior year quarter, primarily as a result of tax benefits relating to certain international operations. The Company's year-to-date effective tax rate for 1997 was 34.4% as compared to 44.6% for the prior year quarter, primarily as a result of tax benefits relating to certain international operations and a large non-recurring loss recorded by Continuum in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities. The Company's net positive cash flows from operating activities totaled $41.3 million during the six months ended June 30, 1997. Cash flows from operating activities were reduced by payment of a $13.7 million ESOP contribution made in first quarter 1997 in conjunction with the 1996 Computer Sciences Corporation / Continuum merger.

The Company has expended $25.7 million in 1997 for capital additions. Investments in and advances to unconsolidated affiliates totaled $12.3 million, primarily as a result of funding the development of FAST2000 at EFDS. During 1997, the Company repurchased 300,000 shares of common stock for $9.4 million, pursuant to a formal plan previously announced.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1998, of which total borrowings were $12.9 million as of June 30, 1997. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $40 million were outstanding on this facility at June 30, 1997.

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

OTHER

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

YEAR 2000

The approach of the year 2000 raises a general issue with hardware and software on a world-wide basis concerning potential problems caused by date comparisons and calculations across the century boundary. The Company has established a project to perform a thorough analysis of its products and services and undertake any work necessary to ensure that they continue to operate correctly across the century boundary. The expenses associated with this project will be expensed as incurred. At this time, the Company is unable to determine if such expenses will be material to the Company.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 13, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement dated March 31, 1997. A total of 46,411,156 shares of Common Stock, or 93.8% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matters as follows:

1)  Election of two directors for terms ending in 2000

                                            Thomas A.             William C.
                                           McCullough              Nelson

                  For                       45,914,253            45,918,319
                  Withheld                     496,903               492,837
                                          ------------          ------------
                  Total                     46,411,156            46,411,156
                                          ------------          ------------

The terms of office of Directors A. Edward Allinson and Michael G. Fitt will continue until the Annual Meeting of Stockholders in 1998. The terms of office of Directors Thomas A. McDonnell and M. Jeannine Strandjord will continue until the Annual Meeting of Stockholders in 1999.

2) Approval of the First Amendment to the 1995 Stock Option and Performance Award Plan

                  For                      40,762,564
                  Against                   5,478,136
                  Abstentions                 170,456
                                        -------------
                  Total                    46,411,156
                                       --------------

3) Ratification of the selection of Price Waterhouse LLP as DST's independent accountants

                  For                      46,125,757
                  Against                     197,509
                  Abstentions                  87,890
                                        -------------
                  Total                    46,411,156
                                       --------------

Based upon votes required for approval, each of these matters passed.

If a stockholder desires to have a proposal included in DST's Proxy Statement for next year's annual meeting of stockholders, the Corporate Secretary of DST must receive such proposal on or before November 30, 1997, and the proposal must comply with the applicable SEC regulations.



ITEM 5.  OTHER INFORMATION

                                               SIX MONTHS ENDED      SIX MONTHS ENDED
SOURCES OF REVENUE                              JUNE 30, 1996         JUNE 30, 1997
------------------------------------------   -------------------   -------------------
                                                       (dollars in thousands)
U.S. revenues
   Mutual fund / investment management
        Data processing services               $127,861    44.5%    $139,801   44.5%
        Output processing                        38,561    13.4%      44,968   14.3%
                                               ---------  ------    --------   ------
                                                166,422    57.9%     184,769   58.8%
   Other output processing                       49,168    17.1%      49,621   15.8%
   Other                                         30,458    10.6%      36,434   11.6%
                                               ---------  ------    --------   ------
Total U.S. revenues                             246,048    85.6%     270,824   86.2%
International revenues                           41,430    14.4%      43,253   13.8%
                                               ---------  ------    --------   ------
Total revenues                                 $287,478   100.0%    $314,077   100.0%
                                               =========  ======    ========   ======


                                                THREE MONTHS           SIX MONTHS
GEOGRAPHIC OPERATING RESULTS                   ENDED JUNE 30,         ENDED JUNE 30,
-------------------------------------------- ------------------     ------------------
(in thousands)                                  1996      1997        1996      1997
                                                ----      ----        ----      ----

Domestic revenues                             $121,738  $132,116    $246,048  $270,824
Domestic income from operations                 17,660    19,913      37,075    45,969

International revenues                          21,478    23,278      41,430    43,253
International income (losses) from operations     (201)    1,030        (431)   (1,326)


                                                 DECEMBER 31,       JUNE 30,
OTHER OPERATING AND FINANCIAL DATA                  1996             1997
-------------------------------------------    ---------------  ----------------

INVESTMENT MARKET VALUES (IN THOUSANDS) (1)
Computer Sciences Corporation                  $ 354,466            $ 311,304
State Street Corporation                         192,992              276,215
Euronet Services, Inc. (2)                     $   1,167            $  13,040

OTHER OPERATING DATA
TA2000 mutual fund shareowner accounts (millions)   41.1                 42.4
TRAC-2000 mutual fund accounts (millions) (3)        1.3                  1.7
TRAC-2000 participants (millions)                    0.6                  0.7
Securities Transfer System accounts (millions)       6.1                  6.1
Portfolio Accounting System portfolios             2,074                2,310
Automated Work Distributor workstations           19,700               24,000

                                                   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
                                                    1996                 1997
                                                    ----                 ----

Output Technologies pages printed (millions)         598                  740
Argus Pharmaceutical claims processed (millions)      63                   74

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Euronet Services, Inc. finalized its initial public offering on March 6, 1997. The June 30, 1997, investment balance is based upon the closing price listed on the NASDAQ.

(3)  Included in TA2000 mutual fund shareowner accounts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.1 -  Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed a Form 8-K dated April 17, 1997, under Item 5 of such form, reporting the announcement of financial results for the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on August 11, 1997.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)