Form 10-Q
period 1997-09-30
DST SYSTEMS INC
filed 1997-11-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

As of October 31, 1997, there were 49,111,261 shares of the Company's $.01 par value Common Stock outstanding.

                                DST SYSTEMS, INC.
                                    FORM 10-Q
                               September 30, 1997
                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                              3

         Condensed Consolidated Balance Sheet -
         December 31, 1996 and September 30, 1997                           4

         Condensed Consolidated Statement of Income -
         Three and Nine Months Ended September 30, 1996 and 1997            5

         Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 1996 and 1997                      6

         Notes to Condensed Consolidated Financial Statements             7-8

Item 2.  Management's Discussion and Analysis of Financial Condition     9-13
         and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                              14-15

Item 6.  Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                 16

The Company's service marks and trademarks include without limitation, DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM) referred to in this Report.



                                DST SYSTEMS, INC.
                                    FORM 10-Q
                               September 30, 1997


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

The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year 1997.


                                DST SYSTEMS, INC.
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                   (unaudited)
                                               December 31,      September 30,
                                                  1996               1997
ASSETS
Current assets
  Cash and cash equivalents                   $    8,279         $   15,796
  Accounts receivable                            154,094            157,417
  Other assets                                    38,922             41,800
                                              -----------        -----------
                                                 201,295            215,013
Investments                                      620,437            767,090
Properties                                       243,989            229,555
Intangibles and other assets                      55,867             51,502
                                              -----------        -----------
    Total assets                              $1,121,588         $1,263,160
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Debt due within one year                    $   15,159         $  13,668
  Accounts payable                                44,944            32,557
  Accrued compensation and benefits               33,276            25,164
  Deferred revenues and gains                     14,553            15,871
  Other liabilities                               17,772            22,503
                                              -----------        ----------
                                                 125,704           109,763
Long-term debt                                    75,895            72,514
Deferred income taxes                            180,853           232,845
Other liabilities                                 42,939            41,060
                                              -----------        ----------
                                                 425,391           456,182
                                              -----------        ----------
Commitments and contingencies
                                              -----------        ----------
Minority interest                                    972             1,579
                                              -----------        ----------
Stockholders' equity
  Common stock, $0.01 par; 125,000,000 shares
    authorized, 50,000,000 shares issued             500               500
  Additional paid-in capital                     408,807           408,807
  Retained earnings                              203,638           245,217
  Treasury stock (396,000 and 843,290 shares,
    respectively), at cost                       (12,345)          (26,764)
  Net unrealized gain on investments              94,625           177,639
                                              -----------        ----------
    Total stockholders' equity                   695,225           805,399
                                              -----------        ----------
    Total liabilities and
      stockholders' equity                    $1,121,588        $1,263,160
                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.


                                DST SYSTEMS, INC.
                   Condensed Consolidated Statement of Income
                    (in thousands, except per share amounts)
                                   (unaudited)

                                          For the Three Months             For the Nine Months
                                           Ended September 30,              Ended September 30,
                                    -----------------------------    ------------------------------
                                         1996             1997              1996           1997

Revenues                              $ 139,569      $ 159,863          $ 427,047      $ 473,941

Costs and expenses                      104,343        118,811            317,297        349,148
Depreciation and amortization            19,804         19,453             57,684         58,551
Other expenses                           13,700                            13,700
                                    -----------------------------    ------------------------------

Income from operations                    1,722         21,599             38,366         66,242
Interest expense                         (1,356)        (1,960)            (5,110)        (6,006)
Other income, net                           912            989              2,824          2,987
Gains on sale of equity investments     223,438          1,252            223,438          1,464
Equity in earnings (losses) of
     unconsolidated affiliates              (45)          (507)            (4,547)         1,357
                                    -----------------------------    ------------------------------

Income before income taxes and
     minority interest                  224,671         21,373            254,971         66,044
Income taxes                             85,897          7,097             99,409         22,463
                                    -----------------------------    ------------------------------
Income before minority interest         138,774         14,276            155,562         43,581
Minority interest                           144            222                188            607
                                    -----------------------------    ------------------------------
Net income                            $ 138,630     $   14,054          $ 155,374      $  42,974
                                    =============================    ==============================

Average common shares outstanding        49,841         49,236             49,935         49,378
Earnings per share                    $    2.78     $     0.29          $    3.11      $    0.87

   The accompanying notes are an integral part of these financial statements.


                                DST SYSTEMS, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   For the Nine Months
                                                                    Ended September 30,
                                                             ----------------------------------
                                                                   1996               1997
Cash flows -- operating activities:
Net income                                                   $   155,374        $    42,974
                                                             ---------------    ---------------
Adjustments to net income:
  Depreciation and amortization                                   57,684             58,551
  Equity in (earnings) losses of unconsolidated affiliates         4,547             (1,357)
  Gains on sale of equity investments                           (223,438)            (1,464)
  Deferred taxes on gains on sale of equity investments           87,254
  Changes in accounts receivable                                  (5,570)            (3,323)
  Changes in other current assets                                 (2,328)            (2,878)
  Changes in accounts payable and accrued liabilities             (9,108)           (13,996)
  Other, net                                                      (4,829)              (859)
                                                             ---------------    ---------------
Total adjustments to net income                                  (95,788)            34,674
                                                             ---------------    ---------------
  Net                                                             59,586             77,648
                                                             ---------------    ---------------

Cash flows -- investing activities:
Investment in and advances to unconsolidated affiliates           (8,187)           (15,368)
Proceeds from sale of investments                                                    12,359
Capital expenditures                                             (44,810)           (41,134)
Payment for purchases of subsidiaries, net of cash acquired       (3,183)            (2,732)
Other, net                                                        (4,683)             2,455
                                                             ---------------    ---------------
  Net                                                            (60,863)           (44,420)
                                                             ---------------    ---------------

Cash flows -- financing activities:
Principal payments on long-term debt                             (15,792)           (10,825)
Net increase in credit facilities and notes payable               30,149              6,004
Common stock repurchased                                          (7,342)           (14,503)
Other, net                                                        (9,744)            (6,387)
                                                             ---------------    ---------------
    Net                                                           (2,729)           (25,711)
                                                             ---------------    ---------------

Net increase (decrease) in cash and cash equivalents              (4,006)             7,517
Cash and cash equivalents at beginning of period                  13,057              8,279
                                                             ---------------    ---------------
Cash and cash equivalents at end of period                   $     9,051        $    15,796
                                                             ===============    ===============

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at December 31, 1996, and September 30, 1997, the results of operations for the three and nine months ended September 30, 1996 and 1997, and cash flows for the nine months ended September 30, 1996 and 1997.

The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year 1997.

2. Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes equity in earnings (losses) of unconsolidated affiliates:

                                                For the Three Months          For the Nine Months
(in thousands)                                  Ended September 30,            Ended September 30,
                                              -------------------------    -------------------------
                                                1996            1997          1996            1997

Boston Financial Data Services, Inc.          $ 1,489         $ 1,829      $  3,927         $ 4,989
Argus Health Systems, Inc.                        223             722         1,263           3,435
European Financial Data Services Limited       (1,728)         (3,278)       (4,552)         (7,073)
Other                                             (29)            220          (295)              6
                                              -------------------------    -------------------------
                                                  (45)           (507)          343           1,357
The Continuum Company, Inc.                                                  (4,890)
                                              -------------------------    -------------------------
                                              $    (45)       $  (507)     $ (4,547)         $ 1,357
                                              =========================    =========================

3.  New Financial Accounting Standards

Earnings per share

Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. The dilutive effect of stock options is not material.

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("EPS") ("SFAS 128") in February 1997. SFAS 128 replaces the presentation of "Primary EPS" and "Fully Diluted EPS" with "Basic EPS" and "Diluted EPS", respectively. This statement requires a presentation of Basic and Diluted EPS on the face of the income statement for periods ending after December 15, 1997. Basic EPS and Diluted EPS computed in accordance with SFAS 128 would have been as follows:

                                For the Three Months       For the Nine Months
                                 Ended September 30,       Ended September 30,
                              -----------------------     ----------------------
                                   1996       1997          1996        1997

Basic earnings per share          $2.78      $0.29          $3.11      $0.87
Diluted earnings per share        $2.76      $0.28          $3.08      $0.86

Comprehensive income

The Company holds, among others, approximately 4.3 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At June 30, 1997, the Company's investments in available for sale securities had an aggregate market value of $604.2 million. At September 30, 1997, these investments had an aggregate market value of $688.9 million. The $84.7 million unrealized gain in the third quarter 1997 on the Company's investments in these securities, net of deferred taxes of $33.1 million, has been recorded in stockholders' equity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

Segment information

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The new statement requires that companies report financial and descriptive information about reportable operating segments in the financial statements beginning in 1998. The Company is currently evaluating the effect that implementation of the new standard will have on the information disclosed in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Form 10-Q contain forward-looking comments. These comments contain such descriptions as "anticipates," "believes," "expects" and similar terms and conjugations thereof. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of this report. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The difference could be caused by a number of factors including, but not limited to, those discussed in a Current Report on Form 8-K dated March 22, 1996, which has been filed with the SEC which is hereby incorporated by reference. That Current Report may be obtained by contacting the Commission's public reference operations. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996, Current Report and any amendments or modifications thereof when evaluating any forward-looking comments concerning the Company.

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

RECENT EVENTS

In July 1997, the Company sold its interest in First of Michigan Capital Corporation for $9.6 million. The transaction, on an after-tax basis, did not have a material effect on the Company's financial position or results of operations.

In August 1997, the Company purchased an 81% interest in MSE-Integrated Systems, Inc. (MSE), the international information technology subsidiary of the Chicago Stock Exchange (CHX) for approximately $4.0 million in cash. Following its acquisition by DST, MSE acquired the business of Catalyst Consulting, the proprietary research arm of Catalyst Institute, a Chicago-based public policy research institution for global financial markets, and established an operating alliance with Catalyst Institute. MSE has changed its name to DST Catalyst, Inc. DST Catalyst develops, markets, installs, maintains and operates computer systems to support securities exchanges and brokerage firms and performs research and consulting related to the development of financial markets and institutions.

In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems Corp. for $13.2 million in cash. The excess of the purchase price over the net assets acquired of $11.6 million will be amortized over 12 years.

On a proforma basis, these transactions, both individually and in the aggregate, did not have a material impact on the Company's historical results of operations or financial position.

RESULTS OF OPERATIONS

Third Quarter and Year-to-Date 1996 versus Third Quarter and Year-to-Date 1997

For the quarter ended September 30, 1997, DST's consolidated net income was $14.1 million, or $0.29 per share, as compared to $138.6 million, or $2.78 per share for the quarter ended September 30, 1996. Eliminating the net after tax gain of $127.6 million resulting from the completion of the merger of The Continuum Company ("Continuum") and Computer Sciences Corporation ("CSC") (the "Continuum Merger"), net income for the quarter ended September 30, 1996, would have been $11.0 million or $0.22 per share.

For the nine months ended September 30, 1997, DST's consolidated net income was $43.0 million, or $0.87 per share, as compared to $155.4 million, or $3.11 per share for the nine months ended September 30, 1996. Eliminating the net after tax gain from the Continuum / CSC merger and equity in losses of Continuum, net income for the nine months ended September 30, 1996, would have been $32.2 million or $0.65 per share.

Revenues

Consolidated revenues for the three and nine months ended September 30, 1997, were $159.9 million and $473.9 million, respectively, which represent increases of 14.5% and 11.0%, respectively, over the comparable 1996 periods.

Domestic revenues for the three and nine months ended September 30, 1997, were $134.2 million and $405.0 million, respectively, which represent increases of 12.3% and 10.8%, respectively, over the comparable 1996 periods, reflecting growth in mutual fund, portfolio accounting, output processing, Automated Work Distributor (AWD) and satellite television subscriber management revenues. The number of United States mutual fund shareowner accounts serviced by DST increased to 43.1 million at September 30, 1997, an increase of 3.1 million accounts from September 30, 1996 and 2.0 million from December 31, 1996. The Company anticipates the addition of approximately 1.0 million accounts from committed new client conversions in the fourth quarter 1997. Additionally, the Company expects that remote processing clients with approximately 1.1 million accounts will switch to in-house processing by the end of 1997. Output Technologies domestic revenues for the three and nine months ended September 30, 1997, increased 9% and 8%, respectively, based on an increase in pages printed. AWD workstations licensed in the United States increased to 18,786 at September 30, 1997, an increase of 59% from September 30, 1996 and 41% from December 31, 1996. Satellite television subscriber management revenues for the three and nine months ended September 30, 1997, increased significantly over the comparable 1996 periods due to an increased number of subscribers and continuing systems development activities.

International revenues for the three and nine months ended September 30, 1997, were $25.7 million and $68.9 million, respectively, increases of 28.0% and 12.1%, respectively, over the comparable 1996 periods. Increases in third quarter revenues resulted from increased license and support revenues for investment accounting and AWD systems, and higher Canadian mutual fund revenues. AWD workstations licensed outside the United States increased to 7,110 at September 30, 1997, an increase of 49% from September 30, 1996 and 12% from December 31, 1996. Canadian mutual fund accounts serviced totaled 0.7 million at September 30, 1997, an increase of 188% from December 31, 1996.

Costs and expenses

Consolidated costs and expenses for the three and nine months ended September 30, 1997, increased 13.9% and 10.0%, respectively, over the comparable 1996 periods, primarily from increased personnel and facilities costs to support revenue growth. Domestic costs and expenses increased 13.1% and 9.9%, respectively, and international costs and expenses increased 17.0% and 10.7%, respectively, for the three and nine months ended September 30, 1997, over the comparable 1996 periods.

The Company has experienced some increases in costs necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at least through the year 2000 at rates above general inflation.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended September 30, 1997 decreased 1.8% over the comparable 1996 period. For the nine months ended September 30, 1997, depreciation and amortization increased 1.5% over the comparable 1996 period. The containment of depreciation and amortization expenses in 1997 is primarily the result of lower capital additions in 1996 and 1997 compared to prior years and the Company's use of accelerated depreciation methods for electronic data processing equipment.

Interest expense

Interest expense totaled $2.0 million for the third quarter 1997, an increase of $0.6 million over the prior year quarter due to higher average debt balances. Year-to-date 1997, interest expense totaled 6.0 million, an increase of $0.9 million over the prior year. The increases in interest expense is primarily the result of higher average debt balances.

Other expenses

In connection with the merger of Continuum with CSC in 1996, DST elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. This expense, net of tax, is included in the $127.6 million gain on the sale of Continuum previously discussed.

Equity in earnings (losses) of unconsolidated affiliates

Equity in losses of unconsolidated affiliates totaled $0.5 million for the three months ended September 30, 1997, as compared to essentially breakeven results for the three months ended September 30, 1996. Equity in earnings of unconsolidated affiliates totaled $1.4 million for the nine months ended September 30, 1997, an increase of $1.0 million as compared to the nine months ended September 30, 1996, excluding the equity in earnings or losses of Continuum. Increased earnings were recorded at Boston Financial Data Services, Inc. resulting from increased non-mutual fund related processing and increased mutual fund operating earnings and at Argus Health Systems, Inc., as claims processed for the three and nine months ended September 30, 1997, increased 16% and 17% , respectively, over the comparable 1996 periods. Argus has received notice of termination from a significant client whose contract terminates in the first quarter 1998. Increased losses were recorded at European Financial Data Services Limited ("EFDS") resulting from increased FAST2000 development costs and additional operating costs to add new full service clients and support existing clients' unit trust growth. Unitholder accounts serviced by EFDS totaled 0.8 million at September 30, 1997, an increase of 125% from December 31, 1996. Initial installation of FAST2000 unit trust system components at EFDS is expected by the end of 1997.

Income taxes

The Company's effective tax rate for the third quarter 1997 was 33.2% as compared to 25.5% for the prior year quarter (excluding the effects of the Continuum merger), primarily as a result of non-recurring tax credits in 1996. The Company's year-to-date effective tax rate for 1997 was 34.0% as compared to 35.3% (excluding the effects of Continuum) for the prior year, primarily as a result of differences in non-U.S. income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses internally generated funds and borrowings from third parties to fund operating and investing activities. The Company's cash flows from operating activities totaled $77.6 million during the nine months ended September 30, 1997. Cash flows from operating activities were reduced by payment of a $13.7 million ESOP contribution made in first quarter 1997 in conjunction with the 1996 Continuum merger.

The Company has expended $41.1 million in 1997 for capital additions. Investments in and advances to unconsolidated affiliates totaled $15.4 million, primarily as a result of funding the development of FAST2000 at EFDS. During 1997, the Company has repurchased 450,000 shares of its Common Stock for $14.5 million, pursuant to a formal plan previously announced.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1998, of which total borrowings were $17.2 million at September 30, 1997. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $20 million were outstanding on this facility at September 30, 1997.

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

Year 2000

The approach of the year 2000 raises a general issue with hardware and software on a world-wide basis concerning potential problems caused by date comparisons and calculations across the century boundary. The Company is performing a project to thoroughly analyze its products and services and is undertaking the work necessary to ensure that they continue to operate correctly across the century boundary. The expenses associated with this project are expensed as incurred. At this time, the Company is unable to determine if such expenses will be material to the Company.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

                                                 Nine Months Ended           Nine Months Ended
Sources of Revenue                               September 30, 1996         September 30, 1997
---------------------------                    ----------------------     ---------------------
                                                               (dollars in thousands)
U.S. revenues
  Mutual fund / investment management
    Data processing services                   $  190,582      44.7%      $  211,420     44.6%
    Output processing                              56,101      13.1%          63,919     13.5%
                                               ----------------------     ---------------------
                                                  246,683      57.8%         275,339     58.1%
  Other output processing                          70,036      16.4%          72,666     15.3%
  Other                                            48,810      11.4%          56,977     12.0%
                                               ----------------------      --------------------
Total U.S. revenues                               365,529      85.6%         404,982     85.4%
International revenues                             61,518      14.4%          68,959     14.6%
                                               ----------------------      --------------------
Total revenues                                 $  427,047     100.0%       $ 473,941    100.0%
                                               ======================      ====================


                                                    Three Months             Nine Months
Geographic Operating Results                    Ended September 30,       Ended September 30,
-------------------------------------------  ------------------------    ------------------------
(in thousands)                                  1996           1997         1996          1997

Domestic revenues                             $119,483     $134,157      $365,529     $404,982
Domestic income from operations                  3,419       20,854        40,493       66,824

International revenues                          20,086       25,706        61,518       68,959
International income (losses) from operations   (1,697)      (2,127)         (582)         745


                                                   December 31,    September 30,
Other Operating and Financial Data                     1996            1997
---------------------------------------         --------------------------------

Investment Market Values (in thousands) (1)
Computer Sciences Corporation                     $   354,466       $ 305,369
State Street Corporation                              192,992         363,932
Euronet Services, Inc. (2)                        $     1,167       $  13,556

Operating Data
TA2000 mutual fund shareowner accounts (millions)        41.1            43.1
TRAC-2000 mutual fund accounts (millions) (3)             1.3             1.9
TRAC-2000 participants (millions)                         0.6             0.8
Securities Transfer System accounts (millions)            6.1             6.2
Portfolio Accounting System portfolios                  2,074           2,320
Automated Work Distributor Workstations                19,700          25,896

                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                        1996             1997

Output Technologies pages printed (millions)             872            1,067
Argus Pharmaceutical claims processed (millions)          94              110

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Euronet Services, Inc. finalized its initial public offering on March 6, 1997. The September 30, 1997 investment balance is based upon the closing price listed on the NASDAQ.

(3)  Included in TA2000 mutual fund shareowner accounts.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27.1 -  Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed a Form 8-K dated July 17, 1997, under Item 5 of such form, reporting the announcement of financial results for the quarter ended June 30, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on November 11, 1997.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)