Form 10-K
period 1997-12-31
DST SYSTEMS INC
filed 1998-03-16
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934   For the fiscal year ended December 31, 1997

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

         Title of each class                Name of exchange on which registered
Common Stock, $0.01 Per Share Par Value            New York Stock Exchange
                                                   Chicago Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the Company as of February 27, 1998:
                  Common Stock, $.01 par value - $1,519,931,108

           Number of shares outstanding of the Company's common stock as of February 27, 1998:
                    Common Stock, $.01 par value - 49,009,168

Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                    Part of Form 10-K into which
Document                                                document incorporated
--------------------------------------------------------------------------------
Company's Definitive Proxy Statement for the                     Part III
1998 Annual Meeting of Stockholders, which will be
filed no later than 120 days after December 31, 1997
--------------------------------------------------------------------------------

                                DST SYSTEMS, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

         Cautionary Statement With Respect To Forward-Looking Comments........2

                                     PART I

Item 1.  Business ............................................................2
Item 2.  Properties...........................................................12
Item 3.  Legal Proceedings....................................................12
Item 4.  Submission of Matters to a Vote of Security Holders..................12
          Executive Officers of the Company...................................13

                                     PART II

Item 5.  Market for the Company's Common Stock and
          Related Stockholder Matters.........................................14
Item 6.  Selected Consolidated Financial Data.................................14
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........25
Item 8.  Financial Statements and Supplementary Data..........................26
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................50

                                    PART III

Item 10. Directors and Executive Officers of the Company......................50
Item 11. Executive Compensation...............................................50
Item 12. Security Ownership of Certain Beneficial Owners and Management.......50
Item 13. Certain Relationships and Related Transactions.......................50

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....51
         Signatures...........................................................57


DST(TM), OTI(TM), Securities Transfer System(TM), STS(TM), TA2000(R), Portfolio Accounting System(TM), PAS(TM), Global Portfolio System(R), GPS(R), OpenPerformanceSystem(TM), OPS(TM), Integrated Pharmacy Network System(TM), IPNS(R), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), GPS2000(TM), HiPortfolio/2(TM), Impart/2(TM), Uptix(TM), Paladign(TM), FAST2000(TM), FAN(R), FanMail(R), Vision Mutual Fund Gateway(R), EnCorr(R), PowerStore(R), Customer Service Workstation(R), Financial Asset Network(R) referred to in this Report are included among the Company's trademarks. DirecTV(TM) referred to in this Report is a trademark of Hughes Electronics, Inc. Fund/Serv(TM) and Networking(TM) referred to in this Report are trademarks of National Securities Clearing Corporation. Windows NT(R) and Windows(R) referred to in this Report are trademarks of Microsoft Corporation. OS/2(R) and AS/400(R) referred to in this Report are trademarks of IBM Corporation UNIX(R) referred to in this Report is a trademark of X/Open Company, Ltd.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated March 22, 1996, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

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

RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS
The recent business developments of the Company and the Company's subsidiaries follow.

Securities Transfer Developments
On February 10, 1998, Boston EquiServe, LLP ("Boston EquiServe"), a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and Bank of Boston Corporation, announced an agreement to merge with First Chicago Trust Company of New York ("First Chicago") which would create the largest securities transfer agent in the United States, processing approximately 25 million accounts. The merger of the two businesses, to be named EquiServe, LLP ("EquiServe"), is expected to be completed in the second quarter of 1998.

DST is currently developing a new securities transfer system ("Fairway") to be used by Boston EquiServe to process all of its accounts. In conjunction with the merger, DST entered into a memorandum of understanding with Boston EquiServe and First Chicago to complete development of the system for the exclusive use by EquiServe to process all of its accounts. The Company has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. The terms and conditions of this memorandum of understanding will be set forth in a definitive agreement, the completion of which is a condition to the closing of the merger agreement between Boston EquiServe and First Chicago. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its non-EquiServe stock transfer processing business (approximately 2 million accounts) to EquiServe for a direct ownership interest in EquiServe. DST will also continue to hold an indirect ownership interest in EquiServe through BFDS.

DBS Systems Corporation
In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems Corporation ("DBS") for $13.2 million in cash. The $11.6 million excess of the purchase price over the net assets acquired has been assigned a useful life of 12 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

DST Catalyst, Inc.
In August 1997, the Company formed DST Catalyst, Inc. by purchasing an 81% interest in the international information technology subsidiary of the Chicago Stock Exchange and the consulting practice of Catalyst Institute. DST Catalyst, Inc. provides software and services to support automated securities exchange activities and broker order interfaces primarily outside the United States. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

NARRATIVE DESCRIPTION OF BUSINESS

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations. Set forth below is information regarding the Company's sources of revenue.

                               SOURCES OF REVENUE
                            YEARS ENDED DECEMBER 31,
                                            1995                1996              1997
                                      ----------------   ----------------   ----------------
                              (dollars in millions)
U. S. Revenues
      Mutual Fund and
      Investment Management
          Data Processing Services    $ 221.5    45.8%   $ 257.8    44.4%   $ 285.4    43.9%
          Output Services                60.2    12.4       77.7    13.4       84.5    13.0
                                      -------   ------   -------   ------   -------   ------
                                        281.7    58.2      335.5    57.8      369.9    56.9

      Other Output Processing            81.4    16.8       90.5    15.6       97.4    15.0
      Other                              60.1    12.4       70.4    12.1       82.5    12.6
                                      -------   ------   -------   ------   -------   ------
Total U.S. revenues                     423.2    87.4      496.4    85.5      549.8    84.5
International revenues                   60.9    12.6       84.4    14.5      100.9    15.5
                                      -------   ------   -------   ------   -------   ------
Total Revenues                        $ 484.1   100.0%   $ 580.8   100.0%   $ 650.7   100.0%
                                      =======   ======   =======   ======   =======   ======

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

                                                      DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
OTHER OPERATING AND FINANCIAL DATA                        1995         1996           1997
----------------------------------------------------  ------------   ------------  ------------

INVESTMENT MARKET VALUES (IN THOUSANDS) (1)
Computer Sciences Corporation (2)                                   $ 354,466      $ 360,400
State Street Corporation                              $ 134,375       192,992        347,509
Euronet Services, Inc. (3)                                            $ 1,167        $ 9,136

OTHER OPERATING DATA
Mutual fund shareowner accounts processed (millions)
    U.S.                                                   36.5          41.1           45.0
   Canada                                                   0.1           0.3            0.9
   United Kingdom                                           0.2           0.4            1.0
TRAC-2000 mutual fund accounts (millions) (4)               1.4           1.3            1.9
TRAC-2000 participants (thousands)                          588           560            696
Portfolio Accounting System portfolios                    1,526         1,725          1,925
Automated Work Distributor workstations                  10,700        19,700         35,100
Output Technologies pages printed (millions)                936         1,230          1,440
Argus pharmaceutical claims processed (millions)            129           129            145

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.
(2) On August 1, 1996, Continuum merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996.
(3)   Euronet Services, Inc. finalized its initial public offering in March 1997
(4)   Included in TA2000 mutual fund shareowner accounts processed.

United States Mutual Fund and Investment Management

Most of the Company's mutual fund clients are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as "redemptions") of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual funds on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, the timely and accurate accounting and recordkeeping of shareowner and fund investment activity is a critical function.

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

Shareowner Accounting and Recordkeeping
The Company's proprietary applications system for mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to broker-dealers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation, wrap fee calculations and broker commissions. At December 31, 1997, the Company provided shareowner accounting processing services for approximately 45 million U.S. mutual fund shareowner accounts.
                                       4

The Company offers its mutual fund shareowner services on a wide range of levels. "Full" service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, broker-dealers and others, and handle the TA2000 functions described above. "Remote" service processing is designed to allow clients to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company's telecommunications network.

Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners. To address clients' desires to control shareowner interaction, the Company structured its services to allow the clients' personnel to handle customer telephone inquiries while the Company's or an affiliate's personnel retain transaction processing functions. This service was facilitated by the implementation of Automated Work Distributor (AWD), which images transactions and makes them, together with the status of the transactions, electronically available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through fees charged for use of the Company's proprietary software systems, clerical processing services and other related products. These fees are generally charged on an account and number of funds basis, for system processing services and on an account, funds and transaction basis for clerical services. The Company's policy is not to license TA2000.

Retirement Plan Accounting and Recordkeeping
The Company's TRAC-2000 product provides recordkeeping and administration for defined contribution plans, including 401(k), 403b and 457 plans, Simplified Employee Pensions and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC-2000 interfaces directly with TA2000 thereby eliminating the normal reconciliation problems which occur when different systems are used for the participant recordkeeping and mutual fund shareowner accounting. TRAC-2000 is offered on a full-service basis through BFDS and on a remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because: (i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts.

Revenues from these services are based generally on the number of participants in the defined contribution plans.

Additional Mutual Fund Services and Products
The Company has developed products to meet the changing service requirements and distribution channels of the mutual fund market as well as the increasing regulatory requirements affecting that market.

The Company maintains a high volume interface with Fund/Serv and Networking, two systems developed by the National Securities Clearing Corporation for broker-dealer distributed mutual funds. The Company has also developed systems and communication infrastructure products that facilitate emerging channels of mutual fund sales and distribution. One of these systems, FanMail, provides independent financial planners with trade confirmations, account positions and other data via public network access. A Windows-based enhancement to FanMail called Vision Mutual Fund Gateway provides real-time inquiry capabilities for broker-dealers and the financial planning community.

The Company has developed the Financial Access Network (FAN) to support emerging forms of electronic distribution for mutual funds. FAN enables mutual fund companies to transmit mutual fund literature via the Internet to shareowners and potential investors who visit their proprietary web page. In addition, mutual fund shareowners can review their accounts and direct mutual fund transactions, such as purchases, redemptions and exchanges from personal computers.

Revenues from these new services and products are based generally on the number of transactions processed.

Boston Financial Data Services, Inc. ("BFDS")
An important distribution channel for the Company's services and products is its joint ventures. BFDS is a 50% owned joint venture with State Street Corporation ("State Street"), the parent company of State Street Bank & Trust Company. BFDS combines use of the Company's proprietary applications and output processing capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to U.S. mutual funds. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC-2000 system. BFDS is the Company's largest customer, accounting for approximately 11% of the Company's revenues in 1997.

Automated Workflow Management

The Company's Automated Work Distributor (AWD) system is an image-based, intelligent workflow management and customer support system. Introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD captures transactions at their source (such as paper, phone calls or faxes), converts them into electronic images, stores them and electronically moves them to the appropriate work area and person for processing. AWD integrates high-speed scanning, character recognition, voice recognition, optical storage and automated correspondence to automate work processes traditionally performed by hand. AWD also performs statistical quality control sampling and provides productivity reporting for each individual using the system.

AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on AS/400, Windows NT or UNIX servers utilizing either Windows or OS/2 client desktops. AWD interfaces with existing mainframe or other server lines of business applications. AWD is primarily installed in investment management firms, insurance companies and banks located in the United States, Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific. In addition, Computer Sciences Corporation Financial Services Group ("CSC-FSG") has the exclusive right to distribute the Company's AWD product to life and property and casualty insurance companies worldwide and a non-exclusive right in the banking industry.

The Company's Advanced Technology Group has developed a number of other products that can be used with AWD. These products include Customer Service Work Station, which presents all available customer information at the telephone representative's workstation; EnCorr, which automates the creation and printing of correspondence; and PowerStore, which enables optical media access for stand-alone PCs, client/servers and other computer platforms.

The Company derives AWD revenues from license fees based on the number of workstations accessing the software, fees for customized installation and programming services and annual maintenance fees.

Output Processing

Output Technologies, Inc., a wholly owned subsidiary of the Company, performs electronic printing, variable and selective insertion, pre-sorted mailing and distribution of custom designed shareowner and other customer communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. Additionally, Output Technologies offers telemarketing/fulfillment services, computer output archival services, design services and offset printing. Output Technologies has multiple locations throughout the United States and Canada.

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

Output Technologies holds a 20% interest in PSI Technologies Corporation ("PSI"), the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with this investment, Output Technologies exclusively markets a customized product using PSI's COLD software to the mutual fund industry.

The revenues generated from Output Technologies' activities are generally dependent on the volume of output transactions processed.

Portfolio Accounting and Investment Management Products

DST offers products that support the portfolio accounting and investment management functions of the financial services industry. These products include the Portfolio Accounting System (PAS), Global Portfolio System (GPS), HiPortfolio/2 and OpenPerformanceSystem (OPS). DST offers a complete solution to firms managing mutual funds, institutional advisory accounts, or both.

PAS is an integrated multi-currency fund accounting system that maintains accounting records for mutual funds and unit investment trusts with U.S. and international assets, computes daily income and expense for each portfolio and calculates the fund's daily net asset value (NAV) which appears in the financial media.

GPS is designed for medium and large investment management companies with advisory accounts who want a customized solution. The system is a rules-based, multi-currency transaction processing and portfolio accounting system with a Windows-based graphical user interface (GUI) and a variety of reporting alternatives. With its client server, relational database architecture (Sybase or Oracle), GPS has seamless integration with OPS and can interface with a wide range of third-party systems offering trading, portfolio management and custodian communication.

HiPortfolio/2 is also designed for medium and large investment management firms who are seeking a turn key system for investment accounting that can meet their requirements with a minimum amount of customization. HiPortfolio/2 includes OpenFrontOffice, a front office GUI based trading system as well as OpenDataWarehouse, a complete data warehouse and reporting system.

OPS is a multi-currency performance measurement and attribution system that enables investment companies to calculate and evaluate the performance of their portfolios against industry standard benchmarks while adhering to the performance presentation standards of the Association for Investment Management and Research. OPS uses relational database architecture (Sybase or Oracle), and offers multiple delivery options. OPS is available as a remote product or for in-house installation on UNIX or Windows NT server platforms. OPS is offered both on a fully integrated basis with the PAS, GPS or HiPortfolio/2 products or on a stand-alone basis.

Securities Transfer Market

The Company's existing system to support the securities transfer market, the Securities Transfer System (STS), provides a wide array of corporate stock and bond security holder recordkeeping services, including maintaining ownership records, recording ownership changes, issuing certificates, issuing and tabulating proxies, calculating and disbursing dividends and interest, processing dividend reinvestments, tax reporting and responding to shareowner inquiries through on-line data access. STS also maintains shareowner activity for closed-end mutual funds and unit investment trusts.

DST provides remote system access to a wide range of customers, including BFDS. Significant consolidation of service providers in the 1990s has allowed DST to pursue end user clients through BFDS.

The Company's largest STS customer is Boston EquiServe, which was created by the 1995 merger of BFDS's securities transfer business with the Bank of Boston Corporation's securities transfer business. This joint venture created one of the largest securities transfer agents in the United States, processing approximately 14 million accounts. Boston EquiServe currently uses STS to process approximately 4 million accounts with the remaining accounts processed by the Bank of Boston on a system owned by the Bank of Boston. DST is currently developing a new securities transfer system ("Fairway") to be used by Boston EquiServe to process all of its accounts. Initial conversions of Boston EquiServe's accounts onto Fairway commenced in late 1997 and other accounts will be converted as additional functionality is delivered.

As discussed under Item 1. Business, Recent Developments in the Company's Business, Boston EquiServe announced an agreement to merge with First Chicago Trust Company of New York. In conjunction with the merger, DST entered into a memorandum of understanding to complete development of Fairway for the exclusive use by EquiServe to process all of its accounts. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the continued consolidation of the stock transfer industry.

Winchester Information Processing Services

Winchester Information Processing Services supports DST's computing needs with two data centers in Kansas City.

The Winchester Data Center ("Winchester"), provides the Company's primary central computer operations and data processing facility. Winchester has a total of 161,000 square feet, of which 74,000 square feet is a raised floor computer room. Winchester has mainframe computers with a combined processing capacity of over 3,300 million instructions per second (MIPS) and direct access storage devices (DASD) with an aggregate storage capacity which exceeds 16 terrabytes. Winchester also contains over 100 servers supporting NT, UNIX, and AS/400 small and midrange computing environments. These servers are used to support DST's products, automated voice response, Internet services and processing for certain of the Company's affiliates. The facility is virtually disaster-proof and is able to withstand tornado-force winds of over 260 miles per hour.

The Poindexter Data Center ("Poindexter") provides the Company's AWD Image processing services. Poindexter has a total of 11,500 square feet, of which 8,500 are currently used for the computer room. The computer room houses IBM AS/400 computers and optical storage systems, which support over 1,600 AWD Image users. AWD users include DST's Full-Service area as well as several of the Company's remote AWD customers. Poindexter also houses over 100 servers supporting DST's products, Winchester's remote tape storage using IBM's automated tape libraries and IBM's SP/2 computers, which support Argus Health Systems, Inc. processing.

Both data centers are staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems that operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company's clients. The network, which serves more than 92,000 computer users, has redundant pathing and software which provide for automatic rerouting of data transmission in the event of carrier circuit failure.

The Company has an agreement with a commercial disaster recovery provider for computer processing in the event of a computer failure at Winchester. The Company's data communications network is linked to the disaster recovery provider's facility and network to enable client access to the disaster recovery facility. Poindexter's AS/400 Processors are backed up real time to Winchester. The Company tests the disaster recovery processes for both data centers on a regularly scheduled basis.

Satellite TV Subscriber Management

DBS Systems Corporation ("DBS"), a wholly owned subsidiary of the Company, is a developer and provider of subscriber management software for the DirecTV satellite system, a product of DirecTV, Inc., a Hughes Electronics company. DBS' software system manages DirecTV satellite television billing and subscriber-related activities for DirecTV's U.S. residential satellite television subscribers. Output Technologies performs the electronic printing and mailing of subscriber invoices for DBS.

International Businesses

Europe and Others
DST International Limited ("DST International")
DST International, a United Kingdom company, provides investment management and portfolio accounting software and services with over 500 installations in various countries worldwide, serviced by offices in the United Kingdom, Australia, New Zealand, Hong Kong, Singapore, Thailand and South Africa. Its primary applications include HiPortfolio/2, a client server based investment management system and OpenProducts, a series of GUI front end and back end products directly integrated with HiPortfolio/2. Among DST International's other products are Impart/2, Uptix and Paladign. In addition to investment management and portfolio accounting software and services, DST International distributes and supports AWD outside North America.

European Financial Data Services Limited ("EFDS")
A United Kingdom joint venture of DST and State Street Corporation, EFDS provides full and remote service processing for unit trust and related products serving nearly one million unit holder accounts at December 31, 1997. In 1998, EFDS expects to implement FAST2000, a new unit trust accounting system developed by EFDS for the United Kingdom market.

DST Catalyst, Inc. ("DST Catalyst")
DST Catalyst develops, markets, installs, and maintains computer systems to support securities exchanges and brokerage firms and performs research and consulting related to the development of financial markets and institutions. During 1997, DST Catalyst primarily derived its revenues from international projects in Bangkok, Manila, Johannesburg, Tel Aviv and Athens.

Canada
DST Canada, Inc. ("DST Canada")
DST Canada, formerly Corfax Benefit Systems Limited, provides remote mutual fund shareowner processing and licenses its mutual fund shareowner system to mutual fund companies primarily in the Canadian financial services market.

Xebec Imaging Services, Inc. ("Xebec")
Xebec, located principally in Toronto, provides computer output, archival and print/mail services for various Canadian financial services companies.

CFDS Limited ("CFDS")
A Canadian subsidiary of BFDS, CFDS provides full-service processing to the Canadian mutual fund industry using DST Canada's mutual fund system and full-service processing for United States off-shore mutual funds using TA2000.

Prescription Claim Processing

Argus Health Systems, Inc. ("Argus") is a 50% owned joint venture of the Company and a privately held life insurance holding company. Argus provides managed care pharmaceutical claim processing services using its proprietary computer processing system, Integrated Pharmacy Network System ("IPNS"). IPNS is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and alerts dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions. Argus is currently developing a new client/server based claims processing system which will replace IPNS.

The Company provides data processing, telecommunications and output services to Argus, and Argus operates IPNS at Winchester and Poindexter. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

Marketing / Distribution

The Company's mutual fund systems and related services and products are marketed to mutual fund management firms and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third-party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups which provide investors with a variety of mutual fund investments and the ability to exchange investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group.

The Company's output processing business has sixteen offices across North America and distributes its products to the mutual fund, banking, brokerage, insurance, healthcare, telecommunications, transportation and utilities industries. A team of client administrators manages the needs of clients and a national sales force supports efforts in the U.S. and Canada.

DST International markets its investment management and portfolio accounting software and services to medium and large investment management firms through its offices in the United Kingdom, Australia, New Zealand, Hong Kong, Singapore, Thailand and South Africa. Generally, DST International's customers are seeking a turn key system for investment accounting that can meet their requirements with a minimum amount of customization. Each of DST International's offices has a dedicated sales force and a team of consultants who can sell, install and implement these products.

The Company identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The Company's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Company's sales efforts are closely coordinated with its joint venture and strategic alliance partners.

Sources of new business for the Company include (i) existing clients of the Company, particularly with respect to complementary and new services and products; (ii) companies relying on their own in-house capabilities and not using outside vendors; (iii) companies using competitors' systems; and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business.

Software Development and Maintenance

The Company continually upgrades and enhances its proprietary products and services to meet the needs of its clients and the financial services industry. The Company's Advanced Technology Group develops new products designed to address emerging information processing needs of both existing and potential markets. Operating costs include approximately $59.1 million, $82.1 million and $92.1 million during the years ended December 31, 1995, 1996 and 1997, respectively, for software development and maintenance and enhancements to its proprietary systems and software products.

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

The Company has significant competition with its portfolio accounting and investment management systems. Principal competitors are third-party software service providers and those companies which license their products. The key competitive factors in the investment management systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers.

The Company's automated workflow system competes with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue.

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

Employees

As of December 31, 1997, the Company and its majority owned subsidiaries employed approximately 6,000 employees. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 3,200 employees, including approximately 2,400 at BFDS.

ITEM 2.  PROPERTIES

PROPERTIES

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

LOCATION                            USE (1)                            OWNED/LEASED (2)               SQUARE FEET
--------                            -------                            ----------------               -----------
Kansas City, MO                     Data Center                              Owned                        161,000
Kansas City, MO                     Office Space/Data Center                 Owned                        477,000
Kansas City, MO (3)                 Office Space                            Leased                        671,000
Kansas City, MO                     Production                               Owned                      1,114,000
Kansas City, MO                     Production                              Leased                         32,000
Boston, MA                          Office Space                            Leased                         21,000
Charlotte, NC                       Office Space                            Leased                         31,000
Denver, CO                          Production                              Leased                         94,000
East Hartford, CT                   Production                              Leased                         75,000
Miami, FL                           Production                              Leased                         25,000
Mt. Prospect, IL                    Production                              Leased                        110,000
New York, NY                        Production                              Leased                         27,000
Phoenix, AZ                         Production                              Leased                         20,000
St. Louis, MO                       Production                              Leased                         39,000
Westwood, MA                        Production                              Leased                        128,000
Wheeling, IL                        Production                              Leased                         26,000
Australia                           Office Space                            Leased                         30,000
Canada                              Office Space                            Leased                         34,000
Canada                              Production                              Leased                         88,000
United Kingdom                      Office Space                            Leased                         49,000

(1) Property specified as being used for production in the above table includes space used for storage and manufacturing and as warehouse space.

(2) Excluded from the table are a number of surface parking lots in the downtown Kansas City, Missouri area. The table also excludes nine properties outside the Kansas City, Missouri metropolitan area having an aggregate 57,353 square feet of office or production space, which are each less than 20,000 square feet. In addition to the property listed in the table and discussed above, the Company, through its subsidiaries and joint ventures, leases space in the Netherlands, Switzerland, Belgium, South Africa, Hong Kong, Singapore, Thailand and New Zealand. The property listed in the table as owned by the Company is subject to mortgage indebtedness in an aggregate amount of approximately $34 million as of December 31, 1997.

(3) Includes 352,680 square feet master-leased by a wholly owned subsidiary of the Company, of which 122,318 square feet is subleased to the Company or its other subsidiaries.

The discussion under "Winchester Information Processing Services" in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted by the Company to security holders during the fourth quarter of calendar year 1997.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 12, 1998.

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

THOMAS A. MCDONNELL, age 52, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to August 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He served as Executive Vice President of Kansas City Southern Industries ("KCSI") from February 1987 until October 1995 and as a director of KCSI from 1983 until October 1995. He is a director of BHA Group, Inc., Cerner Corporation, Computer Sciences Corporation, Euronet Services, Inc., and Informix Software, Inc.

THOMAS A. MCCULLOUGH, age 55, is Executive Vice President of the Company. He has served as a director of the Company since 1990 and as Executive Vice President since April 1987. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, information systems, portfolio accounting, securities transfer and product sales and marketing.

ROBERT C. CANFIELD, age 59, has served as Senior Vice President, General Counsel and Secretary since August 1995 and as Senior Vice President-Law of the Company from March 1992 to August 1995.

MORTON B. COMER, age 65, has served as Senior Vice President of the Company since April 1991. He was responsible for the Company's full-service mutual fund processing and corporate support until February 1998 at which time he assumed duties at the Company's affiliate, Boston EquiServe, LLP.

KENNETH V. HAGER, age 47, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial, internal audit and data security functions of the Company. He is a director of Digital Holdings, Inc.

JAMES P. HORAN, age 54, has served as Chief Information Officer of the Company since July 1988. He is responsible for the Advanced Technology Group, AWD and the Information Systems Division which includes mutual fund systems development and support and remote mutual fund services.

JONATHAN J. BOEHM, age 37, joined the Company as a Group Vice President in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support. Prior to joining the Company, he had been First Vice President with Kemper Service Company from July 1993 to November 1997 and Vice President of Kemper Service Company from October 1990 through July 1993.

JOHN W. MCBRIDE, age 55, has served as Group Vice President of the Company since 1993 and as Vice President of the Company from December 1985 to May 1993. He is responsible for the operations of the Company's Winchester and Poindexter Data Centers.

ROBERT L. TRITT, age 42, has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations.

MICHAEL A. WATERFORD, age 55, has served as Group Vice President of the Company since 1986. He is responsible for certain of the Company's development projects and Year 2000 readiness.

J. PHILIP KIRK, JR., age 60, has served as Vice President of the Company since January 1988 and as Chairman of DST Realty, Inc. since July 1996. From March 1987 to July 1996 he served as President of DST Realty, Inc.

CHARLES W. SCHELLHORN, age 49, has served as President of Output Technologies, Inc. since 1990 and Chairman of the Board of Output Technologies, Inc.
since 1991.

J. MICHAEL WINN, age 50, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company. From February 1992 to June 1993, he was Managing Director of Clarke & Tilley Ltd. when it was acquired by the Company.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the symbol "DST" principally on the New York Stock Exchange ("NYSE"). Additionally, the Company listed its common stock on the Chicago Stock Exchange on January 21, 1998. As of February 27, 1998, there were approximately14,000 beneficial owners of the Company's common stock .

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

The information set forth in response to Item 201 of Regulation S-K in Part II
Item 8, Financial Statements, and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) ("Note 16"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 1997 was $42.6875.

The Company did not have any unregistered sales of securities in 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the following table have been derived from the consolidated financial statements for the Company and notes thereto. The consolidated statement of income data for the years ended December 31, 1995, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996 and 1997, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by Price Waterhouse LLP, independent accountants and which are included in Item 8 elsewhere in this Form 10-K. The consolidated income statement data for the years ended December 31, 1993 and 1994, and the consolidated balance sheet data as of December 31, 1993, 1994 and 1995, are derived from the consolidated financial statements and notes thereto of the Company, which have also been audited by Price Waterhouse LLP, but which are not contained herein. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K and the Company's audited consolidated financial statements, including the notes thereto and the independent accountants report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                         YEARS ENDED DECEMBER 31,
                                                                1993    1994    1995       1996      1997
                                                              -------  ------  -------  ---------  ---------
                                                             (dollars in millions, except per share amounts)

Revenues                                                      $341.2   $401.7  $484.1   $  580.8   $  650.7
Income from operations                                          29.6     35.0    40.8       57.0       92.2
Interest expense                                               (10.9)   (14.0)  (22.0)      (6.9)      (7.7)
Gains on sales of equity investments*                                            44.9      223.4        1.5
Equity in earnings (losses) of unconsolidated affiliates        11.7     22.2     6.5       (4.0)      (1.3)
Income before income taxes and minority interests               31.7     46.6    73.8      273.6       88.7
Income from continuing operations*                              22.8     33.4    27.7      167.2       59.0
Income per share from continuing operations
     Basic**                                                    0.74     1.09    0.82       3.35       1.20
     Diluted**                                                  0.74     1.09    0.82       3.32       1.18
Total assets                                                   401.7    510.4   749.5    1,121.6    1,355.4
Long-term obligations                                        $ 146.0   $175.8  $ 52.5   $   75.9   $   92.0
Cash dividends per common share**                                                       $     -    $     -

 * In the third quarter of 1996, the Company recognized a one-time gain on the CSC/Continuum merger. See Note 4 to the consolidated financial statements.
** The Company's capital structure substantially changed as a result of the initial public offering of the Company's common stock in the fourth quarter of 1995. Earnings per share data prior to the public offering is reflective of being a wholly owned subsidiary of Kansas City Southern Industries, Inc. ("KCSI"). The Company paid cash dividends of $6.2 million, $6.2 million and $150.0 million to KCSI in 1993, 1994 and 1995, respectively, which have been excluded from this table. The declaration and payment of dividends is at the discretion of the Board of Directors which, prior to the public offering, was controlled by KCSI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated March 22, 1996, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments

INTRODUCTION

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

The Company's revenues are generated from a variety of sources. The Company's mutual fund, securities transfer and portfolio accounting processing revenues are primarily dependent upon base or maintenance fees per account or portfolio. Revenues from output services for printing and mailing of customer documents and archival are dependent upon the volume of output transactions processed. The Company provides data processing services to Argus and Computer Sciences Corporation Financial Services Group ("CSC-FSG") to process their proprietary applications. Revenues from Argus and CSC-FSG are primarily based upon data center capacity that is utilized, which is significantly influenced by each company's volume of transactions. The Company also licenses its work management software, certain investment management and portfolio accounting software and securities exchange systems and, outside the United States, certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues which are based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material to the Company as a whole.

The Company derives part of its net income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, Argus, EFDS and prior to its merger with CSC discussed below, Continuum. BFDS provides full-service transfer agency functions for mutual funds utilizing DST's proprietary TA2000 system. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC2000 system. Argus provides managed care pharmacy claim processing services to the health insurance industry utilizing the Company's data center facilities. EFDS provides full and remote services in the United Kingdom for unit trusts and related products, serving nearly one million unitholder accounts in the United Kingdom at December 31, 1997.

Recent Events

Securities Transfer Developments
On February 10, 1998, Boston EquiServe, LLP ("Boston EquiServe"), a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and Bank of Boston Corporation, announced an agreement to merge with First Chicago Trust Company of New York ("First Chicago") which would create the largest securities transfer agent in the United States, processing approximately 25 million accounts. The merger of the two businesses, to be named EquiServe, LLP, is expected to be completed in the second quarter of 1998.

DST is currently developing a new securities transfer system ("Fairway") to be used by Boston EquiServe to process all of its accounts. In conjunction with the merger, DST entered into a memorandum of understanding with Boston EquiServe and First Chicago to complete development of the system for the exclusive use by EquiServe to process all of its accounts. The Company has also agreed with EquiServe to provide data processing services for EquiServe to use the new system. The terms and conditions of this memorandum of understanding will be set forth in a definitive agreement, the completion of which is a condition to the closing of the merger agreement between Boston EquiServe and First Chicago. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its non-EquiServe stock transfer processing business (approximately 2 million accounts) to EquiServe for a direct ownership interest in EquiServe. DST will also continue to hold an indirect ownership interest in EquiServe through BFDS.

DBS Systems Corporation
In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems Corporation ("DBS") for $13.2 million in cash. The $11.6 million excess of the purchase price over the net assets acquired has been assigned a useful life of 12 years. The Company had previously acquired 60% of DBS for $3.0 million in May 1993 and an additional 20% of DBS for $6.0 million in December 1995. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

DST Catalyst, Inc.
In August 1997, the Company formed DST Catalyst, Inc. by purchasing an 81% interest in the international information technology subsidiary of the Chicago Stock Exchange and the consulting practice of Catalyst Institute. DST Catalyst, Inc. provides software and services to support automated securities exchange activities and broker order interfaces primarily outside the United States. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

First of Michigan
In July 1997, the Company sold its interest in First of Michigan Capital Corporation for $9.6 million. The transaction, on an after-tax basis, did not have a material effect on the Company's financial position or results of operations.

Continuum
On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million. In connection with the merger, the Company elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result of the merger, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC future earnings since that time have been recognized by DST. DST recognized equity in losses of Continuum of $1.1 million and $4.9 million in 1995 and 1996, respectively. The Company's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently provides data processing operations for Computer Sciences Corporation Financial Services Group ("CSC-FSG"), formerly Continuum, through DST's Winchester Data Center. The merger has not affected the Company's existing agreements with CSC-FSG for distribution of DST's AWD work flow management software to the insurance and banking industries.

Although DST has limited registration rights with respect to the sale of the CSC stock DST owns, any dispositions of such stock may be restricted by securities laws. DST has no present intention to dispose of such stock.

In March 1996, Continuum, a then 29% owned unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc. ("the Hogan Merger"), a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this merger, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. As a result, the Company recorded in March 1996 its estimated $9.4 million after-tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

In December 1995, Continuum acquired SOCS Groupe SA, a French insurance software firm. The Company recorded in December 1995 its estimated $7.7 million after-tax share of a non-recurring charge in connection with this acquisition.

Stock Repurchase Program
In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management considers appropriate. All such purchases are made in compliance with applicable SEC regulations. The Company has repurchased 1.0 million shares as of December 31, 1997 for approximately $32.7 million.

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

Credit Agreements
In December 1996, the Company entered into an amended and restated five year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. The facility replaced the three year $150 million agreement entered into in May 1995. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. At December 31, 1997, borrowings of $30 million were outstanding.

The Company also maintains a $50 million bank line of credit to finance working capital requirements which is available through May 1998. Borrowings under the facility are available at rates tied to the Eurodollar or federal funds rates. A commitment fee of 0.105% per annum is required on the unused portion of the line of credit. At December 31, 1997, borrowings of $25.0 million were outstanding.

KCSI Dividend
In May 1995, the Company paid a cash dividend of $150 million to KCSI ("KCSI Dividend"), which was financed by the Company's revolving credit facilities.

Output Processing Expansion
In January 1996, the Company's subsidiary, Output Technologies, acquired for $5.5 million, Xebec Imaging Services, Inc. ("Xebec"), a Canadian company engaged in output processing.

During 1997, Output Technologies increased its ownership in PSI Technologies Corporation ("PSI") to 20% for $2.0 million. Output Technologies had previously acquired a 15% interest in PSI for $2.9 million in 1996. PSI has developed a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with the investment, Output Technologies retains the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

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

IFTC Transaction
In January 1995, the Company received shares of State Street Corporation common stock with a then-market value of $98.2 million in a tax-free exchange for the Company's 50% interest in Investors Fiduciary Trust Company (the "IFTC Transaction"). The Company recognized a pretax gain of $43.6 million and recorded deferred income taxes of $35.0 million resulting in a net after-tax gain of $8.6 million on the transaction. As a result of the IFTC Transaction, equity in IFTC's earnings is no longer included in the Company's results of operations and dividends on State Street's common stock are recorded as other income.

Midland Data Systems, Inc.
In August 1995, the Company sold its joint venture interests in Midland Data Systems, Inc. ("MDS") and Midland Loan Services L.P. ("MLS") to KCSI. The transaction did not result in a material net gain or loss to the Company.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results for the years ended December 31, (dollars in millions, except per share amounts).

OPERATING RESULTS                                                1995       1996       1997
                                                               --------   --------   --------
Revenues                                                       $ 484.1     $580.8    $ 650.7
     Costs and expenses                                          373.6      431.6      479.1
     Depreciation and amortization                                69.7       78.5       79.4
     Other expenses                                                          13.7
Income from operations                                            40.8       57.0       92.2
     Interest expense                                            (22.0)      (6.9)      (7.7)
     Other income, net                                             3.6        4.1        4.0
     Gains on sales of equity investments                         44.9      223.4        1.5
     Equity in earnings (losses) of unconsolidated affiliates      6.5       (4.0)      (1.3)
Income before income taxes and minority interests                 73.8      273.6       88.7
     Income taxes                                                 46.1      105.9       29.2
     Minority interests                                                       0.5        0.5
Net income                                                      $ 27.7     $167.2     $ 59.0
Basic earnings per share                                        $ 0.82     $ 3.35     $ 1.20
Diluted earnings per share                                      $ 0.82     $ 3.32     $ 1.18

AS A PERCENTAGE OF REVENUES
Revenues                                                         100.0%     100.0%     100.0%
     Costs and expenses                                           77.2       74.3       73.6
     Depreciation and amortization                                14.4       13.5       12.2
     Other expenses                                                           2.4
Income from operations                                             8.4        9.8       14.2
     Interest expense                                             (4.5)      (1.2)      (1.2)
     Other income, net                                             0.7        0.7        0.6
     Gains on sales of equity investments                          9.3       38.5        0.2
     Equity in earnings (losses) of unconsolidated affiliates      1.3       (0.7)      (0.2)
Income before income taxes and minority interests                 15.2       47.1       13.6
     Income taxes                                                  9.5       18.2        4.4
     Minority interests                                                       0.1        0.1
Net income                                                         5.7%      28.8%       9.1%

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES. Consolidated revenues for the year ended December 31, 1997 increased 12.0% over the prior year to $650.7 million. U.S. revenues increased 10.7% to $549.8 million in 1997. U.S. mutual fund processing revenues for 1997 increased 11.5% over the prior year as shareowner accounts serviced increased 9.5% from
41.1 million at December 31, 1996 to 45.0 million at December 31, 1997. Accounts serviced at December 31, 1997 include approximately 900,000 accounts which were converted to TA2000 during the fourth quarter. A remote client of the Company internalized its processing subsequent to year-end causing a loss of approximately one million accounts. Output Technologies' U.S. revenues in 1997 increased 8.1% over the prior year due to increased business volumes including a 16.8% increase in pages printed. U.S. AWD product revenues for 1997 increased 10.5% over the prior year primarily due to an increase in the number of AWD workstations licensed. Subscriber management revenues increased over 50% versus the prior year due to increases in the number of DirecTV satellite subscribers serviced by DBS Systems Corporation.

Revenues from international operations for the year increased 19.6% to $100.9 million, driven primarily by increases in investment accounting and AWD license and service revenues. In addition, revenues of $1.3 million were recorded by DST Catalyst, Inc. which was acquired in August 1997.

COSTS AND EXPENSES. Consolidated costs and expenses for 1997 increased 11.0% to $479.1 million.

U.S. costs and expenses increased $34.4 million or 9.8%. Personnel costs increased 12.8% over 1996 as a result of increased staff levels to support volume growth and increased wages primarily for data processing professionals. Occupancy costs also increased to support increased staffing and business volumes. Costs and expenses from international businesses for the year increased $13.1 million or 16.5% due to the continued development of DST International's new portfolio accounting system, GPS2000, and additional staffing to support the increased investment management and AWD business volumes.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year increased $0.8 million, or 1.0%. The containment of depreciation and amortization expenses in 1997 is primarily the result of lower capital expenditures in 1996 and 1997 compared to prior years, decreases in the unit costs of electronic data processing equipment and the Company's use of accelerated depreciation methods.

OTHER EXPENSES. In connection with the CSC/Continuum merger in 1996, the Company accrued a one-time $13.7 million ESOP contribution which provided funding for certain Continuum employee withdrawals from the ESOP.

INTEREST EXPENSE. Interest expense increased to $7.7 million, or 10.5%, for the year on higher average debt balances.

OTHER INCOME. Other income consists mainly of dividends received on shares of State Street stock held by the Company and amortization of deferred non-operating gains.

GAINS ON SALES OF EQUITY INVESTMENTS. The 1997 amount primarily represents the Company's gain on sale of its investment in First of Michigan. The 1996 amount represents the Company's gain on the CSC/Continuum merger.

UNCONSOLIDATED AFFILIATES. Equity in earnings of unconsolidated affiliates decreased $2.2 million in 1997 (excluding equity in earnings of Continuum from 1996 results) as a result of increased losses at EFDS, partially offset by improved earnings at BFDS and Argus. Argus has received notice of termination from a significant client whose contract terminates in the first quarter 1998. DST recorded losses of $11.8 million from EFDS in 1997 as compared to $6.0 million in 1996. Increased losses at EFDS were the result of continued development of the new FAST2000 software and a $1.0 million (DST share) write-off of costs associated with hardware which is expected to be replaced by FAST2000 and software in 1998. 1997 EFDS costs were also impacted by business growth as accounts serviced increased to approximately one million, an increase of 634,000, or 179% over the prior year.

INCOME TAXES. The Company's effective tax rate for 1997 was 32.9%. If all Continuum related equity in earnings, gains and charges previously discussed were eliminated, the Company's effective tax rate for 1996 would have been 35.2%. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of U.S. unconsolidated affiliates net of the dividends received deduction provided under current tax law and increased tax benefits associated with international operations.

NET INCOME. The Company's 1997 net income was $59.0 million or $1.20 basic earnings per share and $1.18 diluted earnings per share as compared to $167.2 million or $3.35 basic earnings per share and $3.32 diluted earnings per share in 1996. If all Continuum related equity in earnings, gains and charges previously discussed were eliminated, DST's net income for 1996 would have been $44.0 million, or $0.88 earnings per share on both a basic and diluted basis.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES. Consolidated revenues increased 20% to $580.8 million in 1996 primarily due to increased U.S. mutual fund processing, AWD and subscriber management revenues, higher U.S. output volumes at Output Technologies and the acquisition of Xebec in January 1996.

Total U.S. revenues increased 17% to $496.4 million in 1996. U.S. mutual fund processing revenues for 1996 increased 15% over the prior year as shareowner accounts serviced increased 13% from 36.5 million at December 31, 1995 to 41.1 million at December 31, 1996. In the last quarter of 1996, two new clients were added with approximately 700,000 accounts. Output Technologies' U.S. revenues in 1996 increased 19% over the prior year due to increased business volumes including a 32% increase in pages printed. U.S. AWD product revenues for 1996 increased 42% over the prior year primarily due to an increase in the number of AWD workstations installed and increased royalties from workstations installed internationally. Subscriber management revenues increased substantially over the prior year on increases in the number of DirecTV satellite subscribers serviced by DBS Systems Corporation. Revenues from international operations for the year increased 39% to $84.4 million. The increase is primarily attributable to the addition of $14.4 million in Canadian revenues resulting from the acquisition of Xebec by Output Technologies in January 1996 and increased license and development revenues from DST International.

COSTS AND EXPENSES. Consolidated costs and expenses for 1996 increased 16% to $431.6 million, primarily as a result of higher operating volumes, increased costs of international operations partially offset by the absence in 1996 of certain other costs that were incurred in 1995.

U.S. costs and expenses increased $37.5 million or 12% primarily due to increased business volumes and increased compensation and staffing to support mutual fund, Output Technologies and AWD products. In addition, the development and partial implementation of a new manufacturing and administration system at Output Technologies increased 1996 costs by $4.3 million. Partially offsetting these increases were certain costs incurred in 1995 which did not recur in 1996, including (i) an accrual of $7.3 million for a performance-based incentive compensation program at an Output Technologies subsidiary, which was completed as of December 31, 1995, and (ii) costs of approximately $3.0 million in transition activities associated with the Kemper Agreements, which activities were substantially concluded at December 31, 1995.

Costs and expenses from international businesses for the year increased $20.5 million or 35% due to the continued development of new international investment management and portfolio accounting applications, increased staffing to support the investment management and AWD businesses and the addition of $11.9 million of costs and expenses from the operations of Xebec which was acquired in January 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $8.8 million, or 13%, for the year primarily because of increased operating capacities at the Winchester Data Center and Output Technologies and increased amortization expense related to the April 1995 Kemper Agreements.

OTHER EXPENSES. In connection with the CSC/Continuum merger, the Company accrued a one-time $13.7 million ESOP contribution which provided funding for certain Continuum employee withdrawals from the ESOP.

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

GAINS ON SALES OF EQUITY INVESTMENTS. The 1996 amount represents the Company's gain on the CSC/Continuum merger. The 1995 amount includes the sales of the Company's joint venture interests in IFTC to State Street and MDS and MLS to KCSI.

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

INCOME TAXES. 1996 income tax expense increased $59.7 million, or 129%, primarily resulting from the Company's gain on the CSC/Continuum merger. The Company recorded $82.1 million of income tax expense in 1996 as a result of the Continuum/CSC merger to recognize the deferred tax liability on the difference between the value of CSC stock received and the Company's tax basis in Continuum less previous deferred taxes provided respecting Continuum and less the current tax benefit of the ESOP contribution which provided funding for certain Continuum employee withdrawals from the ESOP. The Company recorded $35.0 million of deferred income tax expense in the first quarter 1995 as a result of the IFTC transaction to recognize the deferred tax liability on the difference between the value of State Street stock received and the Company's tax basis in IFTC less previous deferred taxes provided.

Excluding the effects of the Continuum/CSC merger, ESOP contribution and the effect of the one-time charge taken by Continuum in connection with the Hogan Merger, the Company's effective tax rate for 1996 was approximately 33%. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of U.S. unconsolidated affiliates net of the dividends received deduction provided under current tax law and certain tax credits recognized by the Company in conjunction with the rehabilitation of historic property that will be used as office space.

NET INCOME. The Company's net income was $167.2 million, or $3.35 basic earnings per share and $3.32 diluted earnings per share, as compared to $27.6 million, or $0.82 earnings per share on both a basic and diluted basis. If all Continuum related equity in earnings, gains and charges previously discussed were eliminated, DST's net income for 1996 would have been $44.0 million, or $0.88 earnings per share on both a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash available from operating activities, borrowings from banks and financing from third-party vendors and others to fund operating, investing and financing activities.

The Company's cash flow from operating activities totaled $51.7 million, $112.2 million and $127.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. 1997 operating cash flows were partially offset by a $13.7 million ESOP contribution (accrued in 1996) to fund the withdrawal of certain Continuum employees from the ESOP.

Operating costs include software development and maintenance costs relating to proprietary systems of approximately $59.1 million, $82.1 million and $92.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

During the years ended December 31, 1995, 1996 and 1997, the Company expended approximately $95.6 million, $78.7 million and $73.8 million, respectively, in capital expenditures for equipment and facilities which includes amounts directly paid by third-party lenders. Capital expenditures in 1995 include approximately $12.6 million in facility additions and improvements related to the expansion of the Winchester Data Center, which was substantially completed in 1995. The Company incurred an additional $21.0 million in mortgage indebtedness in 1995 to finance, in part, these capital additions. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or bank lines of credit as required.

The Company expended approximately $9.2 million, $23.3 million and $37.8 million primarily for investments and advances to unconsolidated affiliates during 1995, 1996 and 1997, respectively. In addition, the Company expended $53.3 million, $3.2 million and $14.8 million during 1995, 1996 and 1997, respectively, for acquisitions previously described, net of cash acquired. The Company received proceeds of $12.4 million in 1997 from the sale of equity investments including $9.6 million from the sale of First of Michigan.

The Company paid a cash dividend to KCSI of $150.0 million in 1995. As previously noted, the Company has not paid any dividends since the initial public offering and does not expect to pay any cash dividends in the foreseeable future.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. The Company has purchased 1.0 million shares through December 31, 1997 for approximately $32.7 million.

The Company maintains a $50 million bank line of credit to finance working capital requirements of the Company which is available through May 1998. The Company also maintains a $125 million line of credit with a syndicate of U.S. and international banks which is available through December 2001. Borrowings under these facilities totaled $55.0 million at December 31, 1997.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities, as well as the Company's $125 million revolving credit facility described above.

OTHER

SEASONALITY. Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

UNREALIZED GAIN ON SECURITIES. The Company holds, among others, approximately
4.3 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At December 31, 1996, the market value of the Company's investments in available-for-sale securities reflected an aggregate unrealized gain of $155.3 million. At December 31, 1997, these investments had an aggregate unrealized gain of $323.2 million. The $167.9 million unrealized gain in 1997 on the Company's investments in these securities, net of deferred taxes of $65.5 million, has been recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

FOREIGN CURRENCY TRANSLATION. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year end exchange rates and income and expense accounts at average rates during the year. Foreign currency fluctuations have historically had an immaterial effect on the Company and the comparability of financial information. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

COMPREHENSIVE INCOME. The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" in June 1997. The new statement requires that all changes in equity during a period except those resulting from investments by and distributions to owners be reported as "comprehensive income" in the financial statements beginning in 1998. Upon implementation, the Company will include the net unrealized gain or loss on its available-for-sale securities and foreign currency translation effects in the computation of comprehensive income.

YEAR 2000. Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000.These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computer and other systems of third-parties to conduct and manage the Company's business. Additionally, the Company's products and services are dependent upon using accurate dates in order to function properly. These Year 2000-related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or of the Company's customers or suppliers to be Year 2000 ready could have a material adverse effect on the Company's results of operations, financial position and cash flows.

The Company recognizes the significance of the Year 2000 problem and is executing a program to achieve Year 2000 readiness. The Company's Year 2000 program is supported by a corporate-wide structure of project teams, a governance structure and a central Project Office. The Project Office was established to lead the readiness efforts for the Company and manage the overall progress of the project. The Company has redirected some of its development employees to address the Year 2000 issues.

The program's purpose is to identify, evaluate and resolve potential Year 2000 related issues for the Company's products, services, internal systems, hardware, communications and other systems. The program includes the following key steps:
1.   Identification of systems and applications that must be modified
2.   Evaluation of alternatives (modification, replacement or discontinuance)
3. Establishment of plans which include timely milestones and appropriate testing to ensure that the systems and applications are ready for the Year 2000.

The program also includes:
1.   Projects to ensure that external vendors and services are also ready
2.   The development of alternatives where necessary
3. Interoperability testing with clients and key organizations in the financial services industry.

The Company's goal is to be ready, internally, for the Year 2000 by December 31, 1998. This goal allows for one full year of testing with clients and the industry prior to the Year 2000. The Company's Year 2000 program is under way, and the Company expects to achieve its goal.

The expenses associated with the program will be expensed as incurred. The Company does not believe the amount to be spent on Year 2000 issues will be material to the Company's results of operations, liquidity or capital resources.

However, although the Company is not aware of any material operational or financial Year 2000 related issues, the Company cannot make any assurances that its computer systems, products, services or other systems or the computers and other systems of others upon which the Company depends will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. The Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000 related issues arising from the Company's customers and suppliers. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business which could have material adverse effects on the Company's results of operations, financial position and cash flows.

SEGMENT INFORMATION. The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement requires that publicly traded companies report certain information about their operating segments, products and services, geographic areas in which they operate, and major customers beginning in 1998. The Company is currently evaluating the effect that implementation of the new standard will have on the information disclosed in its financial statements.

EARNINGS PER SHARE. The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("EPS") ("SFAS 128") in February 1997. SFAS 128 replaces the presentation of "Primary EPS" and "Fully Diluted EPS" with "Basic EPS" and "Diluted EPS", respectively. The Company's financial statements have been adjusted for the required new disclosures.

SOFTWARE REVENUE RECOGNITION. The Accounting Standards Executive Committee ("ACSEC") of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" providing guidance on applying Generally Accepted Accounting Principles in recognizing revenue from software transactions. The Company believes implementation of the new statement will not have a material effect on the consolidated results of operations of the Company.

INTERNAL USE SOFTWARE. The ACSEC recently issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and concludes that costs for the development of internal use software are an asset. Accordingly, certain primary types of development activities should be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, the costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as it is incurred. The Company is currently evaluating the effect that implementation of the new standard will have on its software development accounting policies and is unable to determine the effects on the Company's results of operations at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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



REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of DST Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
Kansas City, Missouri
February 26, 1998

                                DST Systems, Inc.
                           Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                                               DECEMBER 31,
                                                            1996        1997
                                                       -----------  -----------
ASSETS
Current assets
     Cash and cash equivalents                         $     8,279   $   15,833
     Accounts receivable                                   138,622      158,069
     Accounts receivable-related parties                    15,472       12,630
     Inventories                                            10,690       11,369
     Other assets                                           28,232       33,423
                                                       -----------  -----------
                                                           201,295      231,324

Investments                                                620,437      820,577
Properties                                                 243,989      242,153
Intangibles and other assets                                55,867       61,350
                                                       -----------  -----------
        Total assets                                    $1,121,588  $ 1,355,404
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Debt due within one year                          $    15,159  $    13,898
     Accounts payable                                       44,944       49,763
     Accrued compensation and benefits                      33,276       28,319
     Deferred revenues and gains                            14,553       22,679
     Other liabilities                                      17,772       26,334
                                                       -----------  -----------
                                                           125,704      140,993

Long-term debt                                              75,895       92,005
Deferred income taxes                                      180,853      241,782
Other liabilities                                           42,939       43,534
                                                       -----------  -----------
                                                           425,391      518,314
                                                       -----------  -----------
Commitments and contingencies (Note 14)
                                                       -----------  -----------

Minority interests                                             972        1,380
                                                       -----------  -----------

Stockholders' equity
     Preferred stock, $0.01 par, 10,000,000 shares
        authorized and unissued
     Common stock, $0.01 par, 125,000,000 shares
        authorized, 50,000,000 shares issued                   500          500
     Additional paid-in capital                            408,807      408,610
     Retained earnings                                     203,638      261,010
     Treasury stock, at cost                               (12,345)     (31,404)
     Net unrealized gain on investments                     94,625      196,994
                                                       -----------  -----------
        Total stockholders' equity                         695,225      835,710
                                                       -----------  -----------
            Total liabilities and stockholders' equity $ 1,121,588  $ 1,355,404
                                                       ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                        Consolidated Statement of Income
                    (in thousands, except per share amounts)

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      1995         1996          1997
                                                   ---------    ----------    ----------

Revenues                                           $ 380,187    $ 470,705     $ 538,074
Revenues - related parties                           103,944      110,103       112,604
                                                   ---------    ----------    ----------

       Total revenues                                484,131      580,808       650,678

Costs and expenses                                   373,561      431,563       479,103
Depreciation and amortization                         69,749       78,572        79,335
Other expense                                                      13,700
                                                   ---------    ----------    ----------

Income from operations                                40,821       56,973        92,240

Interest expense                                     (21,964)      (6,940)       (7,670)
Other income, net                                      3,627        4,176         4,020
Gains on sales of equity investments                  44,895      223,438         1,464
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                   6,452       (4,028)       (1,345)
                                                   ---------    ----------    ----------

Income before income taxes and minority interests     73,831      273,619        88,709

Income taxes                                          46,174      105,920        29,178
                                                   ---------    ----------    ----------

Income before minority interests                      27,657      167,699        59,531

Minority interests                                        17          497           534
                                                   ---------    ----------    ----------

Net income                                          $ 27,640    $ 167,202      $ 58,997
                                                   =========    ==========    ==========

Average common shares outstanding                     33,791       49,871        49,308

Basic earnings per share                              $ 0.82       $ 3.35        $ 1.20
Diluted earnings per share                            $ 0.82       $ 3.32        $ 1.18

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                (dollars in thousands, except per share amounts)


                                      $.01 PAR  $.01 PAR  ADDITIONAL                      NET UNREALIZED      TOTAL
                                      PREFERRED  COMMON    PAID-IN   RETAINED   TREASURY  GAIN (LOSS) ON  STOCKHOLDERS'
                                        STOCK     STOCK    CAPITAL   EARNINGS     STOCK   INVESTMENTS       EQUITY
                                      --------- -------- ----------- --------- ---------- -----------     -----------

BALANCE, DECEMBER 31, 1994             $        $ 306     $ 24,214   $157,676   $          $  (1,635)     $  180,561
Net income                                                             27,640                                 27,640
Dividend to KCSI                                                     (150,000)                              (150,000)
Issuance of 19,450,000 shares of
   common stock, net of issuance costs            194      384,593                                           384,787
Unrealized gain on investments, net                                                           23,698          23,698
Other                                                                    (328)                                  (328)
                                      --------- -------- ----------- --------- ---------- -----------     -----------

BALANCE, DECEMBER 31, 1995                        500      408,807     34,988                 22,063         466,358
Net income                                                            167,202                                167,202
Purchase of 400,000 shares of
   common stock                                                                  (12,470)                    (12,470)
Unrealized gain on investments, net                                                           72,562          72,562
Other                                                                   1,448        125                       1,573
                                      --------- -------- ----------- --------- ---------- -----------     -----------

BALANCE, DECEMBER 31, 1996                        500      408,807    203,638    (12,345)     94,625         695,225

Net income                                                             58,997                                 58,997
Purchase of 600,000 shares of
   common stock                                                                  (20,256)                    (20,256)
Unrealized gain on investments, net                                                          102,369         102,369
Other                                                         (197)    (1,625)     1,197                        (625)
                                      --------- -------- ----------- --------- ---------- -----------     -----------

BALANCE, DECEMBER 31, 1997             $        $ 500    $ 408,610   $261,010  $ (31,404) $  196,994      $  835,710
                                      ========= ======== =========== ========= ========== ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                 1995         1996        1997
                                                              ----------   ----------   ---------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                     $ 27,640    $ 167,202    $ 58,997
                                                              ----------   ----------   ---------

Depreciation and amortization                                    69,749       78,572      79,335
Equity in (earnings) losses of unconsolidated affiliates         (6,452)       4,028       1,345
Cash dividends received from unconsolidated affiliates              853        8,000
Gains on sales of equity investments                            (44,895)    (223,438)     (1,464)
Deferred taxes on gains on sales of equity investments           35,028       87,254
Changes in accounts receivable                                  (29,415)     (16,995)    (16,305)
Changes in inventories and other current assets                  (6,103)         862      (5,782)
Changes in accounts payable and accrued liabilities              (2,383)       6,376      11,505
Other, net                                                        7,646          342        (240)
                                                              ----------   ----------   ---------
Total adjustments to net income                                  24,028      (54,999)     68,394
                                                              ----------   ----------   ---------
         Net                                                     51,668      112,203     127,391
                                                              ----------   ----------   ---------

CASH FLOWS - INVESTING ACTIVITIES:
Investments and advances to unconsolidated affiliates           (9,150)      (23,336)    (37,759)
Capital expenditures                                           (65,449)      (73,935)    (67,063)
Payment for purchases of subsidiaries, net of cash acquired    (53,303)       (3,183)    (14,788)
Other, net                                                       6,470         3,930      14,838
                                                              ----------   ----------   ---------
         Net                                                  (121,432)      (96,524)   (104,772)
                                                              ----------   ----------   ---------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                    384,787
Proceeds from issuance of long-term debt-KCSI                   24,000
Proceeds from issuance of long-term debt-other                 171,000
Principal payments on long-term debt                          (342,083)      (20,430)    (14,261)
Net increase (decrease) in short-term notes payable             (1,334)      (11,999)      2,574
Net increase in revolving credit facilities                                   33,554      21,496
Dividends to KCSI                                             (150,000)
Common stock repurchased                                                     (12,470)    (20,256)
Other, net                                                      (7,520)       (9,112)     (4,618)
                                                              ----------   ----------   ---------
         Net                                                    78,850       (20,457)    (15,065)
                                                              ----------   ----------   ---------

Net increase (decrease) in cash                                  9,086        (4,778)      7,554
Cash at beginning of year                                        3,971        13,057       8,279
                                                              ----------   ----------   ---------
Cash at end of year                                           $ 13,057     $   8,279    $ 15,833
                                                              ==========   ==========   =========

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Notes to Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial organizations. Its software systems include shareowner accounting and recordkeeping systems offered to the U.S. mutual fund industry; shareowner accounting and recordkeeping system offered to non U.S. mutual funds and unit trusts; a securities transfer system offered primarily to corporate trustees and securities transfer agents; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment management firms; an image-based work management system offered primarily to mutual funds, insurance companies and other financial services businesses; a subscriber management system for the satellite television industry; and securities exchange and broker order systems offered to brokers and companies involved in the exchange of equity, bond and derivative securities primarily outside the U.S. Its output products include customized printing and mailing, computer output archival services, design services and offset printing.

The Company licenses its work management software and certain investment management software, non-U.S. mutual fund shareowner accounting software and securities exchange and broker order systems. The Company distributes its services and products on a direct basis and through various subsidiaries or joint venture affiliates in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific.

The Company and Kansas City Southern Industries, Inc. ("KCSI") completed an initial public offering ("the Offerings") in the fourth quarter of 1995 of 25.3 million shares of the Company's common stock. KCSI owned approximately 41% of the Company's outstanding common stock at December 31, 1997.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION. Computer processing and output revenues are recognized upon completion of the service provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year.

COSTS AND EXPENSES. Costs and expenses include all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. The Company believes that the nature of its business as well as its organizational structure, in which virtually all officers and associates have operational responsibilities, does not allow for a meaningful segregation of selling, general and administrative costs. These costs, which the Company believes to be immaterial, are also included in costs and expenses. Substantially all depreciation and amortization are directly associated with the production of revenues.

SOFTWARE DEVELOPMENT AND MAINTENANCE. Purchased software is recorded at cost and is amortized over the estimated economic lives of three to ten years. Costs of internally developed proprietary software, used for producing processing revenues, are expensed as incurred. Costs of internally developed software, that will be exclusively sold or licensed to third parties, have not been material and have been expensed as incurred. A portion of the Company's development costs is funded by customers through various programs, including product support and shared-cost arrangements.

Operating costs include software development and maintenance costs relating to internal proprietary systems of approximately $59.1 million, $82.1 million, and $92.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the net amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 30 years. Equipment and furniture are depreciated using straight-line and accelerated methods over the estimated useful lives, principally 5 to 7 years. Leasehold improvements are depreciated using the straight-line method over the term of the leases. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 1997.

INTANGIBLES. Goodwill resulting from the cost of investments in excess of the underlying fair value of identifiable net assets acquired is amortized over periods ranging from 7 to 20 years. On a quarterly basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. These analyses are performed on an individual investment basis with the primary focus of the analyses being the expected future cash flows from significant products of each of the investments. In management's opinion, no such impairment exists at December 31, 1997.

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

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method in so much as those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") (Note 10), the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 1997, the cumulative amount of such unremitted earnings was $36,981,000. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 1996 and 1997 were $1,785,000 and $2,343,000, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

FOREIGN CURRENCY TRANSLATION. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year end exchange rates and income and expense accounts at average rates during the year. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 1996 and 1997. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

EARNINGS PER SHARE. The Company adopted Statement of Financial Accounting Standards No. 128 in 1997 and accordingly restated prior year amounts. Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. The dilutive effect of all potential common shares outstanding during the year has been included in diluted earnings per share. The computation of basic and diluted earnings per share for the years ended December 31 is as follows (in thousands, except per share amounts):

                                                                          1995            1996           1997
                                                                      --------------  -------------- --------------

Net income                                                               $   27,640     $   167,202    $    58,997
                                                                      ==============  ============== ==============

Average common shares outstanding                                            33,791          49,871         49,308
Incremental shares from assumed conversions of stock options                     57             464            530
                                                                      --------------  -------------- --------------

Dilutive potential common shares                                             33,848          50,335         49,838
                                                                      ==============  ============== ==============

Basic earnings per share                                              $        0.82   $        3.35  $        1.20
Diluted earnings per share                                            $        0.82   $        3.32  $        1.18

Options to purchase 61,500 shares and 204,000 share of common stock, respectively, at weighted average exercise prices of $34.75 and $36.33, respectively, were outstanding during 1996 and 1997, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has presented the required pro forma disclosures in Note 11.

NEW ACCOUNTING PRONOUNCEMENTS

       COMPREHENSIVE INCOME. The Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" in June 1997. The new statement requires that all changes in equity during a period except those resulting from investments by and distributions to owners be reported as "comprehensive income" in the financial statements beginning in 1998.

       The Company holds, among others, approximately 4.3 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At December 31, 1996, the market value of the Company's investments in available-for-sale securities reflected an aggregate unrealized gain of $155.3 million. At December 31, 1997, these investments had an aggregate unrealized gain of $323.2 million. The $167.9 million unrealized gain in 1997 on the Company's investments in these securities, net of deferred taxes of $65.5 million, has been recorded in stockholders' equity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon implementation of SFAS 130, DST will include the net unrealized gain or loss on its available-for-sale securities in the computation of comprehensive income.

       SEGMENT INFORMATION. The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement requires that publicly traded companies report certain information about their operating segments, products and services, geographic areas in which they operate, and major customers beginning in 1998. The Company is currently evaluating the effect that implementation of the new standard will have on the information disclosed in its financial statements.

       SOFTWARE REVENUE RECOGNITION. The Accounting Standards Executive Committee ("ACSEC") of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" providing guidance on applying GAAP in recognizing revenue from software transactions. The Company believes the implementation of the new statement will not have a material effect on the consolidated results of operations of the Company.

       INTERNAL USE SOFTWARE. The ACSEC recently issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and concludes that costs for the development of internal use software are an asset. Accordingly, certain primary types of development activities should be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, the costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as it is incurred. The Company is currently evaluating the effect that implementation of the new standard will have on its software development accounting policies and is unable to determine the effects on the Company's results of operations at this time.

3.  MAJOR CUSTOMER

Boston Financial Data Services, Inc. (Note 7) is the Company's largest customer representing 12%, 12% and 11% of consolidated revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

4. ACQUISITIONS AND DISPOSITIONS

CONTINUUM
On August 1, 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange shares of CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million. In connection with the merger, the Company elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. DST's shares of CSC represent an approximate 6% interest in the combined company. As a result of the merger, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC earnings since that time have been recognized by DST. DST recognized equity in losses of Continuum of $1.1 million and $4.9 million in 1995 and 1996, respectively. The Company's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

In March 1996, Continuum, a then 29% owned unconsolidated affiliate of the Company, announced the completion of its merger with Hogan Systems, Inc., (the "Hogan Merger") a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this transaction, the Company's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. The Company recorded in March 1996 its estimated $9.4 million after-tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

In December 1995, Continuum acquired SOCS Groupe SA, a French insurance software firm. The Company recorded in December 1995 its estimated $7.7 million after-tax share of a non-recurring charge in connection with this acquisition.

OTHER ACQUISITIONS AND DISPOSITIONS
Boston EquiServe, LLP ("Boston EquiServe") is a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and Bank of Boston Corporation. In February 1998, Boston EquiServe and First Chicago Trust Company of New York announced an agreement to merge operations which would create the largest securities transfer agent in the United States, which is to be called EquiServe. In conjunction with the merger, DST entered into a memorandum of understanding to complete development of a new securities transfer system ("Fairway") for the exclusive use of EquiServe to process all of its accounts. The Company has also agreed to provide data processing services for EquiServe. Upon acceptance of defined components of Fairway, DST will contribute the software and its non-EquiServe stock transfer processing business to EquiServe for a direct ownership interest in EquiServe.

In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems Corporation. for $13.2 million in cash. The excess of the purchase price over the net assets acquired of $11.6 million has been assigned a useful life of 12 years. The Company had previously acquired 60% of DBS for $3.0 million in May 1993 and an additional 20% of DBS for $6.0 million in December 1995. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

In August 1997, the Company formed DST Catalyst, Inc. by purchasing an 81% interest in the international information technology subsidiary of the Chicago Stock Exchange and the consulting practice of Catalyst Institute. DST Catalyst provides software and services to support automated securities exchange activities and broker order interfaces primarily outside the U. S. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

In July 1997, the Company sold its interest in First of Michigan Capital Corporation for $9.6 million. The transaction, on an after-tax basis, did not have a material effect on the Company's financial position or results of operations.

During 1997, Output Technologies increased its ownership in PSI Technologies Corporation ("PSI") to 20% for $2.0 million. Output Technologies had previously acquired a 15% interest in PSI for $2.9 million in 1996. PSI has developed a Computer Output to Laser Disk (COLD) software product for archiving documents. In conjunction with the investment, Output Technologies retains the exclusive right to market a customized product using PSI's COLD software to the mutual fund industry.

The Company established its output services business in the Canadian market with the $5.5 million acquisition of Xebec Imaging Services, Inc. which was completed in January 1996.

In August 1995, the Company sold its joint venture interests in Midland Data Systems, Inc. ("MDS") and Midland Loan Services L.P. ("MLS") to KCSI for approximately $5.7 million. The transaction did not result in a material net gain or loss to the Company. The Company recorded equity in income of MDS and MLS of $1,053,000 for the year ended December 31, 1995.

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

On January 31, 1995, the Company closed the sale of its 50% interest in Investors Fiduciary Trust Company ("IFTC") to State Street Corporation ("State Street"). At closing, DST received shares of State Street common stock with a then-market value of $98.2 million, in a tax-free exchange. DST recognized a pre-tax gain on the transaction of $43.6 million and deferred taxes of $35.0 million resulting in a net book gain of $8.6 million. With the closing of the transaction, IFTC ceased to be an unconsolidated equity affiliate of the Company and no further equity in earnings of IFTC were recorded by the Company. The Company records income on dividends received from State Street. The Company's investment in State Street is accounted for as available-for-sale securities.

5.  ACCOUNTS RECEIVABLE AND RELATED PARTY INFORMATION

Accounts receivable information is as follows at December 31, (in thousands):
                                                   1995       1996       1997
                                                ---------  ---------  ----------

Accounts receivable (including related parties) $ 139,616 $ 158,619 $ 176,960 Less allowance for doubtful accounts
                                                    3,302      4,525      6,261
                                                ---------  ---------  ----------
Accounts receivable, net                        $ 136,314  $ 154,094  $ 170,699
                                                =========  =========  ==========
Doubtful account expense                        $   2,477  $   3,314      4,384
                                                =========  =========  ==========

The Company has entered into various agreements with related parties to utilize the Company's data processing facilities and its computer software systems. The Company believes that the terms of the contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

Accounts receivable from unconsolidated affiliates aggregated $14,172,000, $11,850,000 and $9,493,000 at December 31, 1995, 1996 and 1997, respectively.
Accounts receivable from other related parties aggregated $5,009,000, $3,622,000 and $3,137,000 at December 31, 1995, 1996 and 1997, respectively. Revenues earned by the Company from unconsolidated affiliates aggregated $85,501,000, $89,588,000 and $90,214,000 in 1995, 1996 and 1997, respectively, including revenues from Continuum through July 1996. Revenues earned by the Company from other related parties aggregated $18,443,000, $20,515,000 and $22,390,000 in 1995, 1996 and 1997, respectively.

6.  PROPERTIES

Properties and related accumulated depreciation are as follows at December 31, (in thousands):

                                                   1996           1997
                                                ----------    ----------

Land                                             $ 13,269      $ 16,884
Buildings                                          92,482       100,668
Data processing equipment                         193,399       217,044
Data processing software                           87,261        93,217
Furniture, fixtures and other equipment           121,791       134,823
Leasehold improvements                             22,370        23,274
Capitalized leases                                  6,103         4,701
Construction-in-progress                            5,755         8,556
                                                ----------    ----------
                                                  542,430       599,167
Less accumulated depreciation and amortization    298,441       357,014
                                                ----------    ----------

Net properties                                  $ 243,989     $ 242,153
                                                ==========    ==========

Depreciation expense for the years ended December 31, 1995, 1996 and 1997, was $62,063,000, $70,818,000 and $71,286,000, respectively. Cost includes the net amount of interest cost associated with significant capital additions. Capitalized interest was $1,565,000, $1,135,000 and $51,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

7.  INVESTMENTS

Investments are as follows at December 31, (in thousands):
                                         1997
                                       OWNERSHIP          CARRYING VALUE
                                       PERCENTAGE      1996           1997
                                       ----------  --------------  -------------
Computer Sciences Corporation             6%       $ 354,466       $ 360,400
State Street Corporation                  4%         192,992         347,509
Boston Financial Data Services, Inc.     50%          26,032          32,262
Argus Health Systems, Inc.               50%           6,140          10,649
Euronet Services, Inc.                    7%           1,167           9,136
European Financial Data Services Ltd.    50%           4,447           6,196
Other                                                 35,193          54,425
                                                   --------------  -------------
                                                   $ 620,437       $ 820,577
                                                   ==============  =============

Computer Sciences Corporation ("CSC") is a provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The Company's investment in CSC is a result of the merger of CSC with The Continuum Company, Inc. on August 1, 1996, as described in Note 4. Continuum is an international software systems and services provider specializing in the development and installation of advanced computing software for life and property and casualty insurance, annuities and other financial services products. The aggregate market value of the Company's investment in CSC's common stock at December 31, 1996 and 1997, respectively, was $354.5 million and $360.4 million based on the closing price on the New York Stock Exchange.

State Street Corporation ("State Street") is a leading provider of securities custody and recordkeeping services to the mutual fund industry. State Street also provides corporate banking services to New England middle market companies, as well as specialized lending and international banking services. The aggregate market value of the Company's investment in State Street's common stock at December 31, 1996 and 1997 was $193.0 million and $347.5 million, respectively, based on the closing price on the New York Stock Exchange. The Company received $1.5 million , $2.2 million and $2.5 million in dividends from State Street in 1995, 1996 and 1997, respectively, which have been recorded in other income.

Boston Financial Data Services, Inc. ("BFDS") is a corporate joint venture of the Company and State Street Corporation, the parent of State Street Bank and Trust Company. BFDS performs shareowner accounting services for mutual fund companies using the Company's proprietary application system for mutual fund shareowner recordkeeping, TA2000, and retirement plan recordkeeping services using TRAC2000. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

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

Euronet Services, Inc. operates an independent, non-bank owned automatic teller machine network in Hungary and Poland as a service provider to banks and other financial institutions. Euronet consummated an initial public offering of its common stock in March 1997. Since that date, the Company's investment in Euronet has been accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. Prior to March 1997, the Company's investment was carried at cost. The aggregate market value of the Company's investment in Euronet's common stock at December 31, 1997 was approximately $9.1 million based on the closing price on the New York Stock Exchange.

European Financial Data Services Limited ("EFDS") is a United Kingdom joint venture of DST and State Street. EFDS provides full and remote processing for United Kingdom unit trusts and related products. EFDS is also developing a new unit trust accounting system for the United Kingdom market.

The Company's retained earnings include equity in the unremitted earnings of its unconsolidated affiliates of $17,060,000 and $12,233,000 at December 31, 1996 and 1997, respectively.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows for the years ended December 31, (in thousands):

                                            1995       1996       1997
                                          --------  ---------  ---------
Boston Financial Data Services, Inc.      $ 5,159    $ 5,421   $  6,226
Argus Health Systems, Inc.                  4,144      1,743      4,509
The Continuum Company, Inc.*               (1,151)    (4,891)
European Financial Data Services Limited   (2,705)    (5,969)   (11,832)
Other                                       1,005       (332)      (248)
                                          --------  ---------  ---------
                                          $ 6,452   $ (4,028)  $ (1,345)
                                          ========  =========  =========
*Through the period ended June 30, 1996.

Certain condensed financial information of the unconsolidated affiliates follows (in thousands):

                               For the Year    For the Six
                                 Ended         Months Ended
                               December 31,     June 30,
                                  1995            1996
                               ------------    ------------
The Continuum Company, Inc.
Revenues                       $ 388,625       $ 271,037
Costs and expenses               381,672         292,417
Net income (loss)                  6,953         (21,380)
Current assets                                   218,800
Noncurrent assets                                136,364
Current liabilities                              168,909
Noncurrent liabilities                            57,401
Stockholders' equity                             128,854


                                 FOR THE YEARS ENDED DECEMBER 31,
                                  1995             1996         1997
                               ------------    -----------   ----------
Boston Financial Data Services, Inc.
Revenues                       $ 158,452       $ 194,385     $ 224,128
Costs and expenses               148,134         183,543       211,676
Net income                        10,318          10,842        12,452
Current assets                    55,080          55,598
Noncurrent assets                 28,061          35,887
Current liabilties                26,374          22,120
Noncurrent liabilities             4,749           5,109
Stockholders' equity              52,018          64,256

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        1995           1996            1997
                                      ---------     ----------      ----------
Other Unconsolidated Affiliates (Combined)
Revenues                              $ 153,832     $ 149,310       $ 112,012
Costs and expenses                      147,131       157,470         125,905
Net income (loss)                         6,701        (8,160)        (13,893)
Current assets                                        121,247          44,275
Noncurrent assets                                     113,115         159,583
Current liabilities                                    86,423          19,424
Noncurrent liabilities                                105,422         169,561
Partners' and stockholders' equity                     42,517          14,873

8.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the following items at December 31, (in thousands):

                                                       1996             1997
                                                     ---------       -----------
Intangibles                                          $ 75,340        $ 91,048
Less accumulated amortization                          24,641          32,185
Net                                                 ----------       -----------
                                                       50,699          58,863
Other assets                                            5,168           2,487
                                                    ----------       -----------
Total                                               $  55,867        $ 61,350
                                                    ==========       ===========

Intangibles exclude goodwill of $1,122,000 and $370,294 at December 31, 1996 and 1997, respectively, related to unconsolidated affiliates which is classified as part of the investments in the unconsolidated affiliates. Amortization expense, including amortization related to goodwill recorded in investments, totaled $10,024,000, $8,983,000 and $8,116,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

9.  LONG-TERM DEBT

The Company is obligated under notes and other indebtedness as follows at December 31, (in thousands):

                                               1996             1997
                                        --------------   --------------

Secured notes payable                         $ 17,469         $ 11,463
Revolving credit facilities                     33,620           57,690
Mortgage notes                                  36,202           33,985
Other                                            3,763            2,765
                                        --------------   --------------
                                                91,054          105,903
Less debt due within one year                   15,159           13,898
                                        --------------   --------------
Long-term debt                                $ 75,895         $ 92,005
                                        ==============   ==============

In December 1996, the Company entered into an amended and restated five-year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. Among other provisions, the agreement limits subsidiary indebtedness and sales of assets and requires the Company to maintain certain coverage and leverage ratios. Borrowings of $30.0 million were outstanding at December 31, 1996 and 1997.

The Company also maintains a $50 million line of credit used to finance working capital requirements of the Company available through May 1998. Borrowings under the facility are available at rates tied to the Eurodollar or federal funds rates. A commitment fee of 0.105% per annum is required on the unused portion of the $50 million line of credit. Borrowings of $3.5 million and $25.0 million were outstanding at December 31, 1996 and 1997, respectively.

The secured notes payable primarily represent notes which are secured by data processing and production equipment. Equipment notes are generally payable over 24 to 60 month periods with interest rates from 3.9% to 6.5% at December 31, 1997.

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are based on floating prime or fixed and range from 8.39% to 10.0% at December 31, 1997.

Future principal payments of indebtedness at December 31, 1997 are as follows (in thousands):

                  1998              $  13,898
                  1999                  6,115
                  2000                  4,327
                  2001                 57,863
                  2002                  3,074
                  Thereafter           20,626
                                    ---------
                  Total             $ 105,903
                                    =========

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $91.7 million and $109.1 million at December 31, 1996 and 1997, respectively.

10.  INCOME TAXES

The Company and its consolidated U.S. subsidiaries join in filing a consolidated federal income tax return. Prior to the initial public offering on October 31, 1995, the Company and its consolidated U.S. subsidiaries were included in the consolidated federal income tax return filed by KCSI and other members of KCSI's group of consolidated U.S. subsidiaries. For 1995, the Company was included in the KCSI consolidated federal income tax return from January 1, 1995, through October 31, 1995. The Company filed a separate consolidated return for the period from November 1, 1995, to December 31, 1995. While a member of the KCSI consolidated federal income tax return, the Company computed federal income tax expense and current federal income taxes payable to KCSI using an intercompany tax allocation policy. The federal income tax expense using this policy was, in all material respects, in accordance with the separate return method.

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

Prior to 1993, the Company did not provide deferred taxes for unremitted earnings of certain investees accounted for under the equity method in so much as those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to SFAS 109, the Company began providing deferred taxes for unremitted earnings for U.S. unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law.

The following summarizes pretax income (loss) for the years ended December 31, (in thousands):
                                   1995              1996              1997
                             --------------    --------------    --------------

U.S.                              $ 79,027         $ 281,829          $ 99,977
International                       (5,196)           (8,210)          (11,268)
                             --------------    --------------    --------------
Total                             $ 73,831         $ 273,619          $ 88,709
                             ==============    ==============    ==============

Income tax expense consists of the following components for the years ended December 31, (in thousands):
                                   1995              1996              1997
                             -------------    --------------    --------------

Current
     Federal                      $ 11,149          $ 16,789          $ 27,934
     State and local                 1,800             2,154             4,268
     International                     652               469             3,077
                             --------------    --------------    --------------
        Total current               13,601            19,412            35,279
                             --------------    --------------    --------------
Deferred
     Federal                        28,304            72,842            (3,437)
     State and local                 5,316            13,833            (1,416)
     International                  (1,047)             (167)           (1,248)
                             --------------    --------------    --------------
        Total deferred              32,573            86,508            (6,101)
                             --------------    --------------    --------------
Total income tax expense          $ 46,174         $ 105,920          $ 29,178
                             ==============    ==============    ==============

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows for the years ended December 31, (in thousands):

                                                                     1995              1996              1997
                                                                 --------------    --------------    --------------

Income tax expense using the
     statutory rate in effect                                         $ 25,841          $ 95,767          $ 31,048
Tax effect of:
     State and local income taxes, net                                   4,626            10,391             1,854
     International income taxes, net                                       374             1,087             1,534
     Losses of international unconsolidated affiliates                   1,050             2,089
     Earnings of U.S. unconsolidated affiliates                         (2,890)           (1,274)           (3,104)
     Sale of IFTC (Note 4)                                              16,118
     Other                                                               1,055            (2,140)           (2,154)
                                                                 --------------    --------------    --------------
Total income tax expense                                              $ 46,174         $ 105,920          $ 29,178
                                                                 ==============    ==============    ==============

Effective tax rate                                                        62.5%             38.7%             32.9%
Statutory federal tax rate                                                35.0%             35.0%             35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet at December 31, are as follows (in thousands):

                                                            1996         1997
                                                        -----------  -----------
Liabilities:
      Investments in available for sale securities      $ (189,784)  $ (255,371)
      Unconsolidated affiliates and investments             (3,208)      (2,832)
                                                        -----------  -----------
      Gross deferred tax liabilities                      (192,992)    (258,203)
                                                        -----------  -----------

Assets:
      Book reserves not currently deductible for tax         9,094       10,016
      Deferred compensation and other employee benefits      2,948        3,215
      International operating loss carryforwards               998        2,180
      Vacation accrual                                       1,366        1,611
      Deferred gains                                           625          255
      Depreciation and amortization                          1,636        6,037
      Other, net                                               399          657
                                                        -----------  -----------
      Gross deferred tax assets                             17,066       23,971
                                                        -----------  -----------

Deferred tax asset valuation allowance                        (314)      (1,949)
                                                        -----------  -----------
Net deferred tax liability                              $ (176,240)  $ (236,181)
                                                        ===========  ===========

The Company had federal operating loss carryforwards from DBS of $1.3 million at December 31, 1995 which were used to reduce taxable income in 1996. Additionally, the Company had operating loss carryforwards related to certain international operations of approximately $2.5 million at December 31, 1996 and $4.4 million at December 31, 1997. There is no assurance that certain loss carryforwards will be utilized. Accordingly, the Company has recognized a valuation allowance for the benefit of certain loss carryforwards of $0.3 million at December 31, 1996 and $1.9 million at December 31, 1997.

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

A summary of stock option activity is presented in the table below:

                                             1995                         1996                         1997
                                 ---------------------------------------------------------- ----------------------------
                                                   WEIGHTED                     WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                      AVERAGE
                                     SHARES        EXERCISE       SHARES        EXERCISE       SHARES        EXERCISE
                                     (000'S)        PRICE         (000'S)        PRICE         (000'S)        PRICE
                                  -------------  -------------  ------------ ------------      ----------   ------------
Outstanding at January 1                                              2,281       $21.00         2,262         $21.41
Granted                                  2,287         $21.00            72        33.95           918          33.66
Exercised                                                                                          (40)         21.00
Canceled                                   (6)          21.00          (91)        21.00           (79)         22.45
                                  =============                 ============                 ============
Outstanding at December 31               2,281         $21.00         2,262       $21.41         3,061         $25.06
                                  =============                 ============                 ============

Exercisable at December 31                                              887       $21.11         1,261         $21.20

EXERCISE PRICE RANGES:                LOW            HIGH           LOW           HIGH           LOW           HIGH
----------------------            -------------  -------------  ------------  -------------  ------------  -------------
for all outstanding options             $21.00         $21.00        $21.00       $35.56        $21.00         $38.38
for all exercisable options                                          $21.00       $32.69        $21.00         $35.31

Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                              1995         1996           1997
                                            --------     ---------     ---------
Net income (000's):         As reported     $ 27,640     $ 167,202     $ 58,997
                            Pro forma         26,931       162,787       52,024

Basic earnings per share:   As reported     $   0.82     $    3.35     $   1.20
                            Pro forma           0.80          3.26         1.06

Diluted earnings per share: As reported     $   0.82     $    3.32     $   1.18
                            Pro forma           0.80          3.23         1.04

The weighted average fair value of options granted was $7.10, $11.64 and $11.78 for 1995, 1996 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: expected option terms of 5.3, 5.0 and 5.0 years, volatility of 22%, 23% and 24%, dividend yield of 0% and risk-free interest rates of 5.9%, 6.3% and 6.3%. Given the limited trading history of DST's common stock, the volatility factor was determined by using the average of the volatility, calculated weekly over the three preceding calendar years, of the stock of three peer companies.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deems appropriate. All such purchases are in compliance with applicable SEC regulations. The Company has purchased 1.0 million shares as of December 31, 1997 for approximately $32.7 million. The Company had 396,000 and 956,942 shares held in treasury at December 31, 1996 and 1997, respectively. After considering shares held in treasury, the Company had 49,604,000 and 49,043,058 shares of common stock outstanding at December 31, 1996 and 1997, respectively.

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

On May 8, 1995, the Company paid a cash dividend of $150 million to KCSI, the proceeds for which were obtained through the Company's long-term revolving credit agreement.

Net unrealized gains on investments represents the Company's unrealized holding gains on its investments in available-for-sale securities. At December 31, 1996 and 1997, the Company's unrealized gains were $94,625,000 and $196,994,000, respectively, which were net of deferred taxes of $60,625,000 and $126,212,000, respectively.

12.  RETIREMENT PLANS

The Company has a qualified profit sharing plan which covers all of its employees following the completion of an eligibility period. Contributions to the plan are made at the discretion of the Board of Directors, with the limitation that the annual contribution may not exceed the maximum allowable income tax deduction. Profit sharing expense was $129,000, $2,686,000 and $2,500,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company has a 401(k) plan which covers all of its employees following the completion of an eligibility period. Contributions to the plan are made at the discretion of the Board of Directors. No discretionary contributions were made during 1995, 1996 or 1997.

Prior to the Offerings in 1995, the Company participated in the KCSI ESOP. In connection with the Offerings, the KCSI ESOP was renamed The Employee Stock Ownership Plan ("ESOP") and amended to consist of two portions: a KCSI portion and a Company portion. The account balances in the ESOP attributable to Company employees became the Company portion of the ESOP. The Company portion initially was invested in KCSI stock. Approximately one half of the value of the account balances of Company employees at the time of the IPO were converted into common stock of the Company through an exchange with KCSI of KCSI stock held by the ESOP for shares of the Company's common stock. As of January 1, 1998, the Company formed The DST Systems, Inc. Employee Stock Ownership Plan ("DST ESOP") and transferred all balances from the Company portion of the ESOP to the DST ESOP.

For the years ended December 31, 1995, 1996 and 1997, ESOP expense was $11,021,000, $13,700,000 and $2,000,000, respectively. In 1995, such amounts represent an allocated portion of the consolidated KCSI ESOP expense. Interest incurred on ESOP indebtedness was $0.4 million in 1995; this amount includes an allocated portion of interest expense on ESOP debt guaranteed by KCSI. All ESOP indebtedness was retired in 1995. The ESOP loan principal payments were accounted for as employee benefit expense in the year of allocation to participants; interest payments were recorded as interest expense using an accrual method.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, (in thousands):

                                     1995     1996     1997
                                   -------  -------  -------
Interest paid during the year      $25,307  $ 7,930  $ 6,727
Income taxes paid during the year   15,892   21,098   30,495


In December 1996, the Company received a $9.5 million dividend from Argus, $8.0 million of which was received in cash and $1.5 million of which was received in the form of a note receivable from a related party.

In connection with the Offerings in 1995, the Company incurred underwriting commissions of approximately $22.6 million which have been reflected in the net proceeds from the Offerings.

The Company purchased mainframe computer equipment and other capital additions in the amount of $30,163,000, $4,754,000 and $5,964,000 in 1995, 1996 and 1997,
respectively, through secured notes payable or vendor financed installment notes which required no direct outlay of cash.

The Company acquired an additional 20% interest in DBS Systems Corporation in December 1995 for a $6.0 million note payable which was paid in January 1996.

14.  COMMITMENTS AND CONTINGENCIES

The Company leases facilities, data processing and other equipment under various operating leases. Lease terms generally range from 1 to 25 years not including options to extend the leases for various lengths of time. Rental expense was $24,519,000, $30,825,000 and $33,356,000 for the years ended December 31, 1995,
1996 and 1997, respectively. Future minimum rentals for the non-cancelable term of all operating leases are as follows (in thousands):

                           1998                               $ 19,711
                           1999                                 14,497
                           2000                                 10,851
                           2001                                  5,646
                           2002                                  4,953
                           Thereafter                           15,643
                                                              ---------
                                                              $ 71,301

Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis.

The Company leases certain facilities from unconsolidated affiliates and incurred occupancy expenses of $4,158,000, $4,674,000 and $6,642,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company has also entered into agreements with co-participants in certain joint venture subsidiaries whereby upon defined circumstances constituting a change in control of either party to the venture, the other party has the right to acquire, at a specified price, the entire interest in the joint venture.

The Company has entered into agreements with the minority stockholders of DST Catalyst whereby the minority stockholder has the option to sell to the Company shares of DST Catalyst stock. If the provisions of the agreements were exercised, the Company would be required to purchase the respective minority interests at fair market value, currently estimated at approximately $1.0 million.

The Company has committed to make additional investments approximating $3.0 million related to certain private equity partnerships.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 1997 were not significant.

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

15.  GEOGRAPHIC INFORMATION

Financial information by geographic region for the Company is presented below (in thousands):

                                                                     YEAR ENDED DECEMBER 31, 1995
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 319,294           $ 7,924          $ 52,969         $ 380,187
Revenues - related parties                               103,944                                               103,944
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 423,238           $ 7,924          $ 52,969         $ 484,131
                                                 ================  ================  ================  ================
Income (loss) from operations                           $ 42,689           $(1,904)             $ 36         $  40,821
Equity in earnings (losses) of unconsoliated
     affiliates, net of affiliate taxes                    9,822                              (3,370)            6,452


                                                                     YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 389,964           $21,071          $ 59,670         $ 470,705
Revenues - related parties                               106,471             3,632                             110,103
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 496,435           $24,703          $ 59,670         $ 580,808
                                                 ================  ================  ================  ================
Income (loss) from operations                           $ 58,635             $ 276          $ (1,938)        $  56,973
Equity in earnings (losses) of unconsoliated
     affiliates, net of affiliate taxes                    4,106            (1,068)           (7,066)           (4,028)
Total assets                                           1,041,155            15,965            64,468         1,121,588


                                                                     YEAR ENDED DECEMBER 31, 1997
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 440,865           $22,341          $ 74,868         $ 538,074
Revenues - related parties                               108,910             3,568               126           112,604
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 549,775           $25,909          $ 74,994         $ 650,678
                                                 ================  ================  ================  ================
Income (loss) from operations                          $  91,108           $(4,570)         $  5,702         $  92,240
Equity in earnings (losses) of unconsoliated
     affiliates, net of affiliate taxes                   13,036            (1,271)          (13,110)           (1,345)
Total assets                                           1,255,147            19,708            80,549         1,355,404

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data follows (dollars in thousands, except per share amounts):

                                                                        YEAR ENDED DECEMBER 31, 1996
                                                  -------------------------------------------------------------------------
                                                     FIRST          SECOND         THIRD          FOURTH          TOTAL
                                                    QUARTER        QUARTER        QUARTER        QUARTER          1996
                                                  ------------   -------------  -------------  -------------   ------------

Revenues                                            $ 144,262       $ 143,216      $ 139,569      $ 153,761      $ 580,808
Cost and expenses                                     106,389         106,565        104,343        114,266        431,563
Depreciation and amortization                          18,688          19,192         19,804         20,888         78,572
Other expenses                                                                        13,700  (2)                   13,700
                                                  ------------   -------------  -------------  -------------   ------------
Income from operations                                 19,185          17,459          1,722         18,607         56,973
Interest expense                                       (2,102)         (1,653)        (1,356)        (1,829)        (6,940)
Other income, net                                         931             981            912          1,352          4,176
Gain on sales of equity investment                                                   223,438  (2)                  223,438
Equity in earnings (losses) of unconsolidated
     affiliates, net of taxes                          (7,641) (1)      3,140            (45)           518         (4,028)
                                                  ------------   -------------  -------------  -------------   ------------
Income before income taxes and minority interests      10,373          19,927        224,671         18,648        273,619
Income taxes                                            5,963           7,549         85,897          6,511        105,920
                                                  ------------   -------------  -------------  -------------   ------------
Income before minority interests                        4,410          12,378        138,774         12,137        167,699
Minority interests                                         (7)             51            144            309            497
                                                  ------------   -------------  -------------  -------------   ------------
Net income                                            $ 4,417        $ 12,327      $ 138,630       $ 11,828      $ 167,202
                                                  ============   =============  =============  =============   ============

Basic average shares outstanding                       50,000          49,965         49,841         49,679         49,871
Basic earnings per share                               $ 0.09          $ 0.25         $ 2.78         $ 0.24         $ 3.35(3)

Diluted average shares outstanding                     50,465          50,496         50,238         50,142         50,335
Diluted earnings per share                             $ 0.09          $ 0.24         $ 2.76         $ 0.24         $ 3.32(3)

Common stock price ranges      - High                 $ 34.88         $ 37.75        $ 32.75        $ 34.38        $ 37.75
                               - Low                  $ 27.38         $ 29.50        $ 25.63        $ 29.00        $ 25.63

(1) Includes one-time Continuum charge from Hogan Merger (Note 4)
(2) Gain on CSC / Continuum Merger and related charges (Note 4)
(3) The accumulation of 1996's quarterly earnings per share is greater than the earnings per share for the year ended December 31, 1996 due to repurchases of Company common stock throughout the year.

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                  ------------------------------------------------------------------------------
                                                     FIRST           SECOND           THIRD          FOURTH           TOTAL
                                                    QUARTER         QUARTER          QUARTER         QUARTER          1997
                                                  -------------   -------------   --------------  --------------  --------------

Revenues                                             $ 158,684       $ 155,394        $ 159,863       $ 176,737       $ 650,678
Cost and expenses                                      115,354         114,983          118,811         129,955         479,103
Depreciation and amortization                           19,629          19,468           19,453          20,785          79,335
                                                  -------------   -------------   --------------  --------------  --------------
Income from operations                                  23,701          20,943           21,599          25,997          92,240
Interest expense                                        (2,163)         (1,884)          (1,960)         (1,663)         (7,670)
Other income, net                                          979           1,019              989           1,033           4,020
Gain on sale of equity investment                                          212            1,252                           1,464
Equity in earnings (losses) of unconsolidated
     affiliates, net of taxes                            1,044             820             (507)         (2,702)         (1,345)
                                                  -------------   -------------   --------------  --------------  --------------
Income before income taxes and minority interests       23,561          21,110           21,373          22,665          88,709
Income taxes                                             8,302           7,064            7,097           6,715          29,178
                                                  -------------   -------------   --------------  --------------  --------------
Income before minority interests                        15,259          14,046           14,276          15,950          59,531
Minority interests                                         156             229              222             (73)            534
                                                  -------------   -------------   --------------  --------------  --------------
Net income                                            $ 15,103        $ 13,817         $ 14,054        $ 16,023        $ 58,997
                                                  =============   =============   ==============  ==============  ==============

Basic average shares outstanding                        49,529          49,374           49,236          49,099          49,308
Basic earnings per share                                $ 0.30          $ 0.28           $ 0.29          $ 0.33          $ 1.20

Diluted average shares outstanding                      50,021          49,762           49,804          49,770          49,838
Diluted earnings per share                              $ 0.30          $ 0.28           $ 0.28          $ 0.32          $ 1.18

Common stock price ranges      - High                  $ 35.63         $ 33.31          $ 37.81         $ 44.56         $ 44.56
                               - Low                   $ 28.50         $ 24.25          $ 32.19         $ 34.56         $ 24.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 12, 1998 (the "Definitive Proxy Statement") will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

(a)      DIRECTORS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal - Election of Two Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)      EXECUTIVE OFFICERS OF THE COMPANY
The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10. The information set forth in response to Item 405 of Regulation S-K under the heading "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors - Compensation of Directors" and under "Executive Compensation" in the Company's Definitive Proxy Statement (other than The Compensation Committee Report on Executive Compensation and the Stock Performance Graph) is hereby incorporated herein by reference in response to this Item 11.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in response to Item 404 of Regulation S-K under the heading "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Documents filed as part of this Report

(1)      Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Price Waterhouse LLP dated February 26, 1998 appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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

         Not applicable.

3.       Articles of Incorporation and by-laws

         3.1 The Company's Amended Delaware Certificate of Incorporation, as restated, which is attached as exhibit 3.1 to the Company's Registration Statement dated September 1, 1995, as amended August 31, 1995 (Commission file no. 33-96526) (the "Registration Statement"), is hereby incorporated by reference as Exhibit 3.1.

         3.2 The Company's Amended and Restated By-laws as adopted August 28, 1995, which are attached as Exhibit 3.2 to the Company's Registration Statement, are hereby incorporated by reference as
                Exhibit 3.2.

4. Instruments defining the rights of security holders, including indentures

         4.1 The Registration Rights Agreement dated October 24, 1995, between the Company and Kansas City Southern Industries, Inc. ("KCSI"), which is attached as Exhibit 4.1 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 4.1.

         4.2 The Certificate of Designations dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 4.2.

         4.3 The Summary of the preferred stock purchase rights set forth in Form 8-A dated November 15, 1995 (Commission file no. 1-14036), and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust Company, as rights agent, which is attached as exhibit 4.4 to the Company's Registration Statement, are hereby incorporated by reference as
                Exhibit 4.3.

         4.4 The Registration Rights Agreement dated October 31, 1995, between the Company and UMB Bank, N.A. as trustee of The Employee Stock Ownership Plan of DST Systems, Inc. ("UMB") which is attached as Exhibit 4.4 to the Company's Annual Report for the year ended December 31, 1995(Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

         4.5 The Stock Exchange Agreement dated October 26, 1995, between KCSI and UMB, which is attached as Exhibit 4.6 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 4.5.

         4.6 The description of the Company's common stock, par value $0.01 per share, set forth under the headings "Description of Capital Stock" and "Dividend Policy" in the Company's Registration Statement of the common stock on Form 8-A declared effective October 31, 1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.6.

         4.7 Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1 are hereby incorporated by reference as
                Exhibit 4.7.

         4.8    Article I, Sections 1, 2, 3, and 11 of Article II, Article V,
                Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.8.

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9.       VOTING TRUST AGREEMENT

         Not applicable.

10.      MATERIAL CONTRACTS

         10.1   The Registration Rights Agreement incorporated by reference as
                Exhibit 4.1 hereto, is also hereby incorporated by reference as
                Exhibit 10.1.

         10.2 The Company's Executive Plan effective as of October 31, 1995, attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.2

         10.3 The Company's 1995 Stock Option and Performance Award Plan, effective September 1, 1995, which is attached as Exhibit 10.3 to the Company's registration statement on Form S- 1 dated September 1, 1995 (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.3.

         10.3.1 The First Amendment to the 1995 Stock Option and Performance Award Plan approved May 13, 1997, attached as Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.4 The Tax Disaffiliation Agreement between the Company and KCSI dated October 23, 1995, which is attached as Exhibit 10.4 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.4.

         10.5 The Stock Purchase, Sale of Assets, Assignment and Assumption Agreement dated August 30, 1995, among the Company, DST Realty, Inc., Tolmak, Inc., Mulberry Western Company and KCSI, which is attached as Exhibit 10.5 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.5.

         10.6 The Employee Stock Ownership Plan and Trust Agreement of DST Systems, Inc. dated January 1, 1998 is attached as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.7 The 1996 Restatement of the Company's Profit Sharing Plan and Trust Agreement dated December 31, 1996 (the "1996 Profit Sharing Plan"), is attached as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.7.1 The First Amendment dated February 27, 1998, to the 1996 Profit Sharing Plan is attached as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.8 The Employment Agreement among the Company, KCSI and Thomas A. McDonnell, Amended and Restated as of March 18, 1993 and October 9, 1995, which is attached as Exhibit 10.8 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 10.8.

         10.8.1 The Employment Agreement between the Company and Thomas A. McDonnell dated October 9, 1995, which is attached as Exhibit
                10.8.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.8.1.

         10.9 The Employment Agreement between the Company, KCSI and Thomas A. McCullough dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.9 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.9.

         10.10 The Employment Agreement between the Company, KCSI and James P. Horan dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.10 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.10.

         10.11 The Employment Agreement between the Company, KCSI and Robert C. Canfield, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.11 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.11.

         10.12  The Employment Agreement between the Company, KCSI and Charles
                W. Schellhorn, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.12.

         10.13 The Company's 1994 Restatement of its 401(k) Plan and Trust Agreement dated September 12, 1994 (the "1994 401(K) Plan"), which is attached as Exhibit 10.13 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.13.

         10.13.1The First Amendment dated June 1, 1995, to the Company's 1994
                401(k) Plan, which is attached as Exhibit 10.13.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.13.1.

         10.13.2The Second Amendment dated October 31, 1995, to the Company's
                1994 401(k) Plan is attached as Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.13.2.

         10.13.3The Third Amendment dated March 21, 1996, to the Company's 1994
                401(k) Plan is attached as Exhibit 10.13.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.13.4The Fourth Amendment dated February 9, 1998, to the Company's
                1994 401(k) Plan is attached as Exhibit 10.13.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

         10.14 The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance dated June 1, 1974 (the "State Street Agreement"), which is attached as Exhibit 10.14 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 10.14.

         10.14.1The Amendment to the State Street Agreement between the Company and State Street, dated October 1, 1987, which is attached as
                Exhibit 10.14.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.14.1.

         10.15 The Data Processing Services Agreement between The Company and The Continuum Company, Inc. dated October 1, 1993, which is attached as Exhibit 10.15 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.15.

         10.16 The Agreement among the Company, Financial Holding Corporation, KCSI and Argus Health Systems, Inc. dated June 30, 1989, which is attached as Exhibit 10.16 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.16.

         10.16.1The Stock Transfer Restriction and Option Agreement between the
                Company, Argus Health Systems, Inc. and Financial Holding Corporation dated June 30, 1989, which is attached as Exhibit
                10.16.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.16.1.

         10.17 The Five-Year Competitive Advance and Revolving Credit Facility Agreement among the Company, the lenders named therein, The Chase Manhattan Bank, N.A. as Documentation, Syndication, and Administrative Agent dated December 30, 1996, which is attached as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.17.

         10.18 The Master Lease Agreement between the Company and Irkan Corp. dated December 30, 1987 for property at 1004 Baltimore in Kansas City, Missouri which is attached as Exhibit 10.18 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.18.

         10.18.1The Master Lease Agreement between the Company and Irkan Corp.
                dated December 30, 1987, for property at 127 West Tenth Street in Kansas City, Missouri which is attached as Exhibit 10.18.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.18.1.

         10.18.2The Lease Agreement dated February 24, 1988, between the
                Company and Broadway Square Partners for property at 1055 Broadway in Kansas City, Missouri, which is attached as Exhibit
                10.18.2 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.18.2.

         10.19 The Company's Directors' Deferred Fee Plan effective September 1, 1995, which is attached as Exhibit 10.19 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 10.19.

         10.20 The Trust Agreement between the Company as settlor and United Missouri Bank of Kansas City, N.A. as Trustee dated December 31, 1987, which is attached as Exhibit 10.20 to the Company's Registration Statement, is hereby incorporated by reference as
                Exhibit 10.20.

         10.20.1Trust Agreement by and between the Company as settlor and United Missouri Bank of Kansas City, N.A., Trustee dated June 30, 1989, for the benefit of James Horan, which is attached as
                Exhibit 10.20.1 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.20.1.

         10.21 DST Systems, Inc. Master Trust agreement dated December 31, 1997 is attached as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 1-14036).

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

18.      LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable.

21.      SUBSIDIARIES OF THE COMPANY

         The list of the Company's significant subsidiaries, which is attached as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission file no. 1-14036).

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

         Not applicable.

23. CONSENTS OF EXPERTS AND COUNSEL

         The consent dated March 16, 1998 of Price Waterhouse LLP to the incorporation by reference of their report included in this Annual Report on Form 10-K is attached hereto as Exhibit 23.1.

24.      POWER OF ATTORNEY

         Not applicable.

27.      FINANCIAL DATA SCHEDULE

         A Financial Data Schedule prepared in accordance with Item 601 (c) of Regulation S-K is attached hereto as Exhibit 27.1.

99.      ADDITIONAL EXHIBITS

         Not applicable.

(B)      REPORTS ON FORM 8-K DURING THE LAST CALENDAR QUARTER

         The Company filed a Form 8-K dated October 16, 1997, under Item 5 of such form, reporting the announcement of financial results for the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DST SYSTEMS, INC.


                                        By:   /s/ Thomas A. McDonnell
                                 -----------------------------------------------
                                              THOMAS A. MCDONNELL
                                 President and Chief Executive Officer, Director

Dated: February 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in capacities indicated on February 26, 1998.


          /s/ Thomas A. McDonnell                       /s/ A. Edward Allinson
-----------------------------------------------   ------------------------------
             THOMAS A. MCDONNELL                           A. EDWARD ALLINSON
President and Chief Executive Officer, Director                  Director


         /s/ Thomas A. McCullough                        /s/ Michael G. Fitt
-----------------------------------------------   ------------------------------
            THOMAS A. MCCULLOUGH                             MICHAEL G. FITT
    Executive Vice President, Director                           Director


           /s/ Kenneth V. Hager                         /s/ William C. Nelson
-----------------------------------------------   ------------------------------
             KENNETH V. HAGER                              WILLIAM C. NELSON
Vice President, Chief Financial Officer                          Director
               and Treasurer
      (Principal Financial Officer)


            /s/ John J. Faucett                       /s/ M. Jeannine Strandjord
------------------------------------------------  ------------------------------
                JOHN J. FAUCETT                           M. JEANNINE STRANDJORD
 Controller (Principal Accounting Officer)                       Director

                               DST SYSTEMS, INC.,
                          1997 FORM 10-K ANNUAL REPORT
                                INDEX TO EXHIBITS

The following Exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.


EXHIBIT
NUMBER                                        DOCUMENT
10.3.1  First Amendment to the 1995 Stock Option and Performance Award Plan
10.6    The Employee Stock Ownership Plan and Trust Agreement of DST Systems,Inc
10.7    DST Systems, Inc. Profit Sharing and Trust Agreement (1996 Restatement)
10.7.1  First Amendment to the 1996 Restatement of the Profit Sharing Plan
10.13.3 Third Amendment to the Company's 1994 401(k) Plan
10.13.4 Fourth Amendment to the Company's 1994 401(k) Plan
10.21   DST Systems, Inc. Master Trust
21.1    Subsidiaries of the Company
23.1    Consent of Independent Accountants
27.1    Financial Data Schedule




--------------------------------------------------------------------------------

         *The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission
--------------------------------------------------------------------------------
                                       58