Form 10-K/A
period 1997-12-31
DST SYSTEMS INC
filed 1998-03-26
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                        AMENDMENT NO. 1 TO ANNUAL REPORT

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the Company as of February 27, 1998:
                  Common Stock, $.01 par value - $1,519,931,108

           Number of shares outstanding of the Company's common stock as of February 27, 1998:
                    Common Stock, $.01 par value - 49,009,168

Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K/A as indicated:

                                                    Part of Form 10-K/A into
Document                                            which document incorporated
--------------------------------------------------------------------------------
Company's Definitive Proxy Statement for the                     Part III
1998 Annual Meeting of Stockholders, which will be
filed no later than 120 days after December 31, 1997
--------------------------------------------------------------------------------

Purpose of amendment
All information remains unchanged from the Form 10-K filed with the Securities and Exchange Commission on March 16, 1998 except certain of the Boston Financial Data Services, Inc. condensed financial information included in Note 7-Investments as provided under Part II Item 8-Financial Statements and Supplementary Data and Section 1.16 of The Employee Stock Ownership Plan and Trust Agreement as provided under Part IV Item 14 Exhibit 10.6.1. An error occurred in Note 7 and Exhibit 10.6.1 when converting the printed text to the Edgar version, which resulted in numbers in Note 7 appearing in the wrong column and Exhibit 10.6.1 contained a typographical error. These errors are hereby corrected within this Form 10-K/A.

                                DST SYSTEMS, INC.
                         1997 FORM 10-K/A ANNUAL REPORT

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

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K/A contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated March 22, 1996, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

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

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K/A and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K/A in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 12, 1998.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the symbol "DST" principally on the New York Stock Exchange ("NYSE"). Additionally, the Company listed its common stock on the Chicago Stock Exchange on January 21, 1998. As of February 27, 1998, there were approximately14,000 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

The information set forth in response to Item 201 of Regulation S-K in Part II
Item 8, Financial Statements, and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) ("Note 16"), in this Form 10-K/A is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 1997 was $42.6875.

The Company did not have any unregistered sales of securities in 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth in the following table have been derived from the consolidated financial statements for the Company and notes thereto. The consolidated statement of income data for the years ended December 31, 1995, 1996 and 1997, and the consolidated balance sheet data as of December 31, 1996 and 1997, are derived from the consolidated financial statements of the Company and the related notes thereto, which have been audited by Price Waterhouse LLP, independent accountants and which are included in Item 8 elsewhere in this Form 10-K/A. The consolidated income statement data for the years ended December 31, 1993 and 1994, and the consolidated balance sheet data as of December 31, 1993, 1994 and 1995, are derived from the consolidated financial statements and notes thereto of the Company, which have also been audited by Price Waterhouse LLP, but which are not contained herein. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K/A and the Company's audited consolidated financial statements, including the notes thereto and the independent accountants report thereon and the other financial information included in Item 8 in this Form 10-K/A.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this Annual Report on Form 10-K/A contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated March 22, 1996, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 22, 1996 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments

INTRODUCTION

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results for the years ended December 31, (dollars in millions, except per share amounts).

OPERATING RESULTS                                                1995       1996       1997
                                                               --------   --------   --------
Revenues                                                       $ 484.1     $580.8    $ 650.7
     Costs and expenses                                          373.6      431.6      479.1
     Depreciation and amortization                                69.7       78.5       79.4
     Other expense                                                           13.7
Income from operations                                            40.8       57.0       92.2
     Interest expense                                            (22.0)      (6.9)      (7.7)
     Other income, net                                             3.6        4.1        4.0
     Gains on sales of equity investments                         44.9      223.4        1.5
     Equity in earnings (losses) of unconsolidated affiliates      6.5       (4.0)      (1.3)
Income before income taxes and minority interests                 73.8      273.6       88.7
     Income taxes                                                 46.1      105.9       29.2
     Minority interests                                                       0.5        0.5
Net income                                                      $ 27.7     $167.2     $ 59.0
Basic earnings per share                                        $ 0.82     $ 3.35     $ 1.20
Diluted earnings per share                                      $ 0.82     $ 3.32     $ 1.18

AS A PERCENTAGE OF REVENUES
Revenues                                                         100.0%     100.0%     100.0%
     Costs and expenses                                           77.2       74.3       73.6
     Depreciation and amortization                                14.4       13.5       12.2
     Other expense                                                            2.4
Income from operations                                             8.4        9.8       14.2
     Interest expense                                             (4.5)      (1.2)      (1.2)
     Other income, net                                             0.7        0.7        0.6
     Gains on sales of equity investments                          9.3       38.5        0.2
     Equity in earnings (losses) of unconsolidated affiliates      1.3       (0.7)      (0.2)
Income before income taxes and minority interests                 15.2       47.1       13.6
     Income taxes                                                  9.5       18.2        4.4
     Minority interests                                                       0.1        0.1
Net income                                                         5.7%      28.8%       9.1%

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

                                DST Systems, Inc.
                      Consolidated Statement of Cash Flows
                             (dollars in thousands)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                 1995         1996        1997
                                                              ----------   ----------   ---------
CASH FLOWS - OPERATING ACTIVITIES:
Net income                                                     $ 27,640    $ 167,202    $ 58,997
                                                              ----------   ----------   ---------

Depreciation and amortization                                    69,749       78,572      79,335
Equity in (earnings) losses of unconsolidated affiliates         (6,452)       4,028       1,345
Cash dividends received from unconsolidated affiliates              853        8,000
Gains on sales of equity investments                            (44,895)    (223,438)     (1,464)
Deferred taxes on gains on sales of equity investments           35,028       87,254
Changes in accounts receivable                                  (29,415)     (16,995)    (16,305)
Changes in other current assets                                  (6,103)         862      (5,782)
Changes in accounts payable and accrued liabilities              (2,383)       6,376      11,505
Other, net                                                        7,646          342        (240)
                                                              ----------   ----------   ---------
Total adjustments to net income                                  24,028      (54,999)     68,394
                                                              ----------   ----------   ---------
         Net                                                     51,668      112,203     127,391
                                                              ----------   ----------   ---------

CASH FLOWS - INVESTING ACTIVITIES:
Investments and advances to unconsolidated affiliates           (9,150)      (23,336)    (37,759)
Capital expenditures                                           (65,449)      (73,935)    (67,063)
Payment for purchases of subsidiaries, net of cash acquired    (53,303)       (3,183)    (14,788)
Other, net                                                       6,470         3,930      14,838
                                                              ----------   ----------   ---------
         Net                                                  (121,432)      (96,524)   (104,772)
                                                              ----------   ----------   ---------

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                    384,787
Proceeds from issuance of long-term debt-KCSI                   24,000
Proceeds from issuance of long-term debt-other                 171,000
Principal payments on long-term debt                          (342,083)      (20,430)    (14,261)
Net increase (decrease) in short-term notes payable             (1,334)      (11,999)      2,574
Net increase in revolving credit facilities                                   33,554      21,496
Dividends to KCSI                                             (150,000)
Common stock repurchased                                                     (12,470)    (20,256)
Other, net                                                      (7,520)       (9,112)     (4,618)
                                                              ----------   ----------   ---------
         Net                                                    78,850       (20,457)    (15,065)
                                                              ----------   ----------   ---------

Net increase (decrease) in cash                                  9,086        (4,778)      7,554
Cash at beginning of year                                        3,971        13,057       8,279
                                                              ----------   ----------   ---------
Cash at end of year                                           $ 13,057     $   8,279    $ 15,833
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

State Street Corporation ("State Street") is a leading provider of securities custody and recordkeeping services to the mutual fund industry. State Street also provides corporate banking services to New England middle market companies, as well as specialized lending and international banking services. The aggregate market value of the Company's investment in State Street's common stock at December 31, 1996 and 1997 was $193.0 million and $347.5 million, respectively, based on the closing price on the New York Stock Exchange. The Company received $1.5 million, $2.2 million and $2.5 million in dividends from State Street in 1995, 1996 and 1997, respectively, which have been recorded in other income.

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
                                          ========  =========  =========
*Through the period ended June 30, 1996.

Certain condensed financial information of the unconsolidated affiliates follows (in thousands):

                               For the Year    For the Six
                                 Ended         Months Ended
                               December 31,     June 30,
                                  1995            1996
                               ------------    ------------
The Continuum Company, Inc.
Revenues                       $ 388,625       $ 271,037
Costs and expenses               381,672         292,417
Net income (loss)                  6,953         (21,380)
Current assets                                   218,800
Noncurrent assets                                136,364
Current liabilities                              168,909
Noncurrent liabilities                            57,401
Stockholders' equity                             128,854


                                 FOR THE YEARS ENDED DECEMBER 31,
                                  1995             1996         1997
                               ------------    -----------   ----------
Boston Financial Data Services, Inc.
Revenues                       $ 158,452       $ 194,385     $ 224,128
Costs and expenses               148,134         183,543       211,676
Net income                        10,318          10,842        12,452
Current assets                                    55,080        55,598
Noncurrent assets                                 28,061        35,887
Current liabilities                               26,374        22,120
Noncurrent liabilities                             4,749         5,109
Stockholders' equity                              52,018        64,256

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        1995           1996            1997
                                      ---------     ----------      ----------
Other Unconsolidated Affiliates (Combined)
Revenues                              $ 153,832     $ 149,310       $ 112,012
Costs and expenses                      147,131       157,470         125,905
Net income (loss)                         6,701        (8,160)        (13,893)
Current assets                                        121,247          44,275
Noncurrent assets                                     113,115         159,583
Current liabilities                                    86,423          19,424
Noncurrent liabilities                                105,422         169,561
Partners' and stockholders' equity                     42,517          14,873

8.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the following items at December 31, (in thousands):

                                                       1996             1997
                                                     ---------       -----------
Intangibles                                          $ 75,340        $ 91,048
Less accumulated amortization                          24,641          32,185
                                                    ----------       -----------
Net                                                    50,699          58,863
Other assets                                            5,168           2,487
                                                    ----------       -----------
Total                                               $  55,867        $ 61,350
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

                           1998                               $ 19,711
                           1999                                 14,497
                           2000                                 10,851
                           2001                                  5,646
                           2002                                  4,953
                           Thereafter                           15,643
                                                              ---------
                           Total                              $ 71,301
                                                              =========

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

15.  GEOGRAPHIC INFORMATION

Financial information by geographic region for the Company is presented below (in thousands):

                                                                     YEAR ENDED DECEMBER 31, 1995
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 319,294           $ 7,924          $ 52,969         $ 380,187
Revenues - related parties                               103,944                                               103,944
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 423,238           $ 7,924          $ 52,969         $ 484,131
                                                 ================  ================  ================  ================
Income (loss) from operations                           $ 42,689           $(1,904)             $ 36         $  40,821
Equity in earnings (losses) of unconsolidated
     affiliates, net of affiliate taxes                    9,822                              (3,370)            6,452


                                                                     YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 389,964           $21,071          $ 59,670         $ 470,705
Revenues - related parties                               106,471             3,632                             110,103
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 496,435           $24,703          $ 59,670         $ 580,808
                                                 ================  ================  ================  ================
Income (loss) from operations                           $ 58,635             $ 276          $ (1,938)        $  56,973
Equity in earnings (losses) of unconsolidated
     affiliates, net of affiliate taxes                    4,106            (1,068)           (7,066)           (4,028)
Total assets                                           1,041,155            15,965            64,468         1,121,588


                                                                     YEAR ENDED DECEMBER 31, 1997
                                                 ----------------------------------------------------------------------
                                                     UNITED                              EUROPE
                                                     STATES            CANADA           & OTHERS            TOTAL
                                                 ----------------  ----------------  ----------------  ----------------

Revenues                                               $ 440,865           $22,341          $ 74,868         $ 538,074
Revenues - related parties                               108,910             3,568               126           112,604
                                                 ----------------  ----------------  ----------------  ----------------
     Total                                             $ 549,775           $25,909          $ 74,994         $ 650,678
                                                 ================  ================  ================  ================
Income (loss) from operations                          $  91,108           $(4,570)         $  5,702         $  92,240
Equity in earnings (losses) of unconsolidated
     affiliates, net of affiliate taxes                   13,036            (1,271)          (13,110)           (1,345)
Total assets                                           1,255,147            19,708            80,549         1,355,404

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K/A pursuant to General Instruction G(3) of this Form 10-K/A and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 12, 1998 (the "Definitive Proxy Statement") will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

(a)      DIRECTORS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal - Election of Two Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)      EXECUTIVE OFFICERS OF THE COMPANY
The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers of the Company" in Part I of this Form 10-K/A is incorporated herein by reference in partial response to this Item 10. The information set forth in response to Item 405 of Regulation S-K under the heading "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Documents filed as part of this Report

(1)      Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Price Waterhouse LLP dated February 26, 1998 appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K/A.

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

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

         Not applicable.

23. CONSENTS OF EXPERTS AND COUNSEL

         The consent dated March 16, 1998 of Price Waterhouse LLP to the incorporation by reference of their report included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission file no. 1-14036) is attached as Exhibit 23.1.

         The consent dated March 25, 1998 of Price Waterhouse LLP to the incorporation by reference of their report included in this Annual Report on Form 10-K/A is attached as Exhibit 23.2.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST SYSTEMS, INC.


By:     /s/Kenneth V. Hager
---------------------------------------
          KENNETH V. HAGER
Vice President, Chief Financial Officer
          and Treasurer
   (Principal Financial Officer)

Dated:  March 25, 1998

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

                               DST SYSTEMS, INC.,
                          1997 FORM 10-K/A ANNUAL REPORT
                                INDEX TO EXHIBITS

The following Exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.


EXHIBIT
NUMBER                                        DOCUMENT
23.2    Consent of Independent Accountants




--------------------------------------------------------------------------------

         *The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission
--------------------------------------------------------------------------------