Form 10-Q
period 1998-03-31
DST SYSTEMS INC
filed 1998-05-15
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Number of shares outstanding of the Company's common stock as of April 30, 1998:
                    Common Stock $.01 par value - 48,965,043

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 1998
                                Table of Contents

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                                 3

         Condensed Consolidated Balance Sheet -
         December 31, 1997 and March 31, 1998                                  4

         Condensed Consolidated Statement of Income -
         Three Months Ended March 31, 1997 and 1998                            5

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1997 and 1998                            6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition        9-14
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                 15-16

Item 6.  Exhibits and Reports on Form 8-K                                     17


SIGNATURES                                                                    17

The Company's service marks and trademarks include without limitation, DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM) referred to in this Report.

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 1998


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year 1998.

                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                   (unaudited)
                                                                     December 31,        March 31,
                                                                         1997              1998
                                                                    ---------------   ---------------
 ASSETS
 Current assets
     Cash and cash equivalents                                         $    15,833       $    30,846
     Accounts receivable                                                   170,699           184,819
     Other assets                                                           44,792            38,962
                                                                    ---------------   ---------------
                                                                           231,324           254,627
 Investments                                                               820,577         1,003,450
 Properties                                                                242,153           231,042
 Intangibles and other assets                                               61,350            56,315
                                                                    ---------------   ---------------
          Total assets                                                 $ 1,355,404       $ 1,545,434
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
     Debt due within one year                                          $    13,898       $    11,804
     Accounts payable                                                       49,763            28,712
     Accrued compensation and benefits                                      28,319            24,983
     Deferred revenues and gains                                            22,679            24,343
     Other liabilities                                                      26,334            33,585
                                                                    ---------------   ---------------
                                                                           140,993           123,427
 Long-term debt                                                             92,005           121,501
 Deferred income taxes                                                     241,782           312,124
 Other liabilities                                                          43,534            27,774
                                                                    ---------------   ---------------
                                                                           518,314           584,826
                                                                    ---------------   ---------------

 Commitments and contingencies                                      ---------------   ---------------

 Minority interest                                                           1,380             1,043
                                                                    ---------------   ---------------
 Stockholders' equity
     Common stock, $0.01 par; 125,000,000 shares authorized,
       50,000,000 shares issued                                                500               500
     Additional paid-in capital                                            408,610           409,322
     Retained earnings                                                     261,589           280,162
     Treasury stock, 956,942 and 1,053,593 shares,
       respectively), at cost                                              (31,404)          (37,960)
     Accumulated other comprehensive income                                196,415           307,541
                                                                    ---------------   ---------------
       Total stockholders' equity                                          835,710           959,565
                                                                    ---------------   ---------------
       Total liabilities and stockholders' equity                      $ 1,355,404       $ 1,545,434
                                                                    ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                         1997              1998
                                                                    ----------------  ----------------
Revenues                                                                  $ 158,684         $ 187,423

Costs and expenses                                                          115,354           134,421
Depreciation and amortization                                                19,629            21,780
                                                                    ----------------  ----------------

Income from operations                                                       23,701            31,222

Interest expense                                                             (2,163)           (2,301)
Other income, net                                                               979               841
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                                          1,044              (444)
                                                                    ----------------  ----------------

Income before income taxes and minority interest                             23,561            29,318
Income taxes                                                                  8,302            10,792
                                                                    ----------------  ----------------

Income before minority interest                                              15,259            18,526
Minority interests in income (losses)                                           156               (47)
                                                                    ----------------  ----------------

Net income                                                                 $ 15,103          $ 18,573
                                                                    ================  ================

Average common shares outstanding                                            49,529            49,002
Basic earnings per share                                                     $ 0.30            $ 0.38

Diluted shares outstanding                                                   50,021            49,905
Diluted earnings per share                                                   $ 0.30            $ 0.37



   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                           1997               1998
                                                                      ---------------    ---------------
Cash flows -- operating activities:
Net income                                                                  $ 15,103           $ 18,573
                                                                      ---------------    ---------------

    Depreciation and amortization                                             19,629             21,780
    Undistributed (earnings) losses of unconsolidated affiliates              (1,044)               444
    Cash dividends received from unconsolidated affiliates                                        6,993
    Changes in accounts receivable                                            (1,626)           (14,120)
    Changes in other current assets                                             (247)             5,515
    Changes in accounts payable and accrued liabilities                      (16,718)           (11,009)
    Other, net                                                                (2,452)               528
                                                                      ---------------    ---------------
Total adjustments to net income                                               (2,458)            10,131
                                                                      ---------------    ---------------
    Net                                                                       12,645             28,704
                                                                      ---------------    ---------------

Cash flows -- investing activities:
Investments and advances to unconsolidated affiliates                         (8,444)            (7,687)
Capital expenditures                                                         (12,629)           (13,895)
Other, net                                                                       101               (149)
                                                                      ---------------    ---------------
    Net                                                                      (20,972)           (21,731)
                                                                      ---------------    ---------------

Cash flows -- financing activities:
Principal payments on long-term debt                                          (4,077)            (2,315)
Net increase in credit facilities and notes payable                           20,521             29,684
Common stock repurchased                                                      (5,016)           (10,009)
Other, net                                                                                       (9,320)
                                                                      ---------------    ---------------
    Net                                                                       11,428              8,040
                                                                      ---------------    ---------------

Net increase in cash                                                           3,101             15,013
Cash at beginning of period                                                    8,279             15,833
                                                                      ---------------    ---------------
Cash at end of period                                                       $ 11,380           $ 30,846
                                                                      ===============    ===============



   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of DST Systems, Inc. (the "Company") and its subsidiaries at December 31, 1997, and March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1997 and 1998.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year 1998.

Earnings per share. The computation of basic and diluted earnings per share for the three months ended March 31 is as follows (in thousands, except per share amounts):

                                                                                 1997           1998
                                                                             -------------- --------------

Net income                                                                      $   15,103    $    18,573
                                                                             ============== ==============

Average common shares outstanding                                                   49,529         49,002
Incremental shares from assumed conversions of stock options                           492            903
                                                                             -------------- --------------

Dilutive potential common shares                                                    50,021         49,905
                                                                             ============== ==============

Basic earnings per share                                                     $        0.30  $        0.38
Diluted earnings per share                                                   $        0.30  $        0.37

Comprehensive income. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new statement requires that all changes in equity during a period except those resulting from investments by and distributions to owners be reported as "comprehensive income" in the financial statements. Upon implementation, the Company included the net unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments together with net income in the computation of comprehensive income. For the quarter ended March 31, 1998, comprehensive income was $129.7 million as compared to a loss of $22.4 million for the quarter ended March 31, 1997.

Software revenue recognition. As of January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which was effective for software licensing transactions entered into beginning in 1998. Certain of the Company's products are licensed, however revenues for licensed software products are not material to the Company as a whole. Implementation of the new statement did not have a material effect on the quarter and the Company does not expect the statement to have a material effect on the future consolidated results of operations of the Company.

2. Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes equity in earnings (losses) of unconsolidated affiliates:

                                                             For the Three Months
(in thousands)                                                 Ended March 31,
                                                           1997                1998
                                                     -----------------   -----------------

Boston Financial Data Services, Inc.                          $ 1,619             $ 1,640
Argus Health Systems, Inc.                                      1,238                 620
European Financial Data Services Limited                       (1,683)             (2,626)
Other                                                            (130)                (78)
                                                     -----------------   -----------------
                                                              $ 1,044              $ (444)
                                                     =================   =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K/A dated April 13, 1998, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch or in the SEC's EDGAR database accessible through the SEC's web site on the World Wide Web at www.sec.gov. Readers are strongly encouraged to obtain and consider the factors listed in the April 13, 1998 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

INTRODUCTION

The Company provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations.

RECENT EVENTS

On February 10, 1998, Boston EquiServe, LP ("Boston EquiServe"), a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and BankBoston Corporation, announced an agreement to merge with First Chicago Trust Company of New York ("First Chicago") which would create the largest corporate securities transfer agent in the United States, processing approximately 25 million accounts. The merger of the two businesses, to be named EquiServe, LP, is expected to be completed in mid 1998.

DST is currently developing a new securities transfer system ("Fairway") to be used by Boston EquiServe to process all of its accounts. In conjunction with the merger, DST entered into a memorandum of understanding with Boston EquiServe and First Chicago to complete development of Fairway for the exclusive use by EquiServe to process all of its accounts. The Company has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. The terms and conditions of this memorandum of understanding will be set forth in a definitive agreement, the completion of which is a condition to the closing of the merger agreement between Boston EquiServe and First Chicago. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its non-EquiServe securities transfer processing business (approximately 2 million accounts) to EquiServe for a direct ownership interest in EquiServe. DST will also continue to hold an indirect ownership interest in EquiServe through BFDS.

RESULTS OF OPERATIONS

First Quarter 1997 versus First Quarter 1998

For the quarter ended March 31, 1998, DST's consolidated net income was $18.6 million, or $0.38 basic and $0.37 diluted earnings per share, as compared to $15.1 million, or $0.30 basic and diluted earnings per share for the quarter ended March 31, 1997.

Revenues
Consolidated revenues for the quarter ended March 31, 1998 increased 18.1% over the prior year to $187.4 million primarily due to increased U.S. mutual fund, output and satellite television subscriber management processing and an increase in international revenues.

U.S. revenues increased 13.6% to $157.5 million resulting from higher levels of mutual fund, output processing, Automated Work Distributor (AWD) and subscriber management volumes. U.S. mutual fund processing revenues increased approximately 14.2% as shareowner accounts serviced increased to 45.9 million at March 31, 1998, an increase of 9.8% from 41.8 million at March 31, 1997 and 2.0% from 45.0 million at December 31, 1997. As expected and earlier reported, Prudential Financial Management Services ("Prudential") internalized the processing for approximately 900,000 mutual fund shareowner accounts during the quarter which have been excluded from the account totals at March 31, 1998. Excluding the Prudential accounts removed, accounts serviced grew by 12.2% from March 31, 1997 and 4.1% from December 31, 1997. Increased individual retirement account (IRA) activity contributed to the account growth during the quarter. For the quarter ended March 31, 1998, new IRA accounts opened increased by 470,000 accounts over the 1997 quarter, and approximately two-thirds of the increase were the new Roth IRA or Educational IRA accounts. U.S. mutual fund output processing revenues increased 9.6% as pages printed for the quarter increased 9.1% over first quarter 1997 volumes to 428.1 million pages. U.S. AWD workstations licensed increased 4.6% over year-end 1997 levels. Satellite television subscriber management revenues increased 71.2% over the prior year quarter due to an increased number of subscribers and continuing systems development activities. Additionally, the Company received a one-time $2.6 million contract termination fee from a portfolio accounting client during the 1998 quarter.

International revenues for the quarter ended March 31, 1998 increased 49.6% over the prior year quarter. The increase was attributable to significantly higher software and services revenues from the Company's investment accounting products. Canadian mutual fund processing and international AWD revenues also increased.

Costs and expenses
Consolidated costs and expenses for the first quarter 1998 increased 16.5% to $134.4 million, primarily as a result of higher operating volumes and increased personnel costs to support increased revenues both in the U.S. and internationally. U.S. costs and expenses for the first quarter 1998 increased 15.7%. International costs and expenses increased 20.2%

The Company continued to experience increases in compensation necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at rates above general inflation at least through 2000.

Depreciation and amortization
Consolidated depreciation and amortization increased 11.0% to $21.8 million for the first quarter 1998. U.S depreciation and amortization increased 10.4% as a result of a one-time write-off of intangible assets totaling $3.2 million, primarily associated with the $2.6 million contract termination fee referred to above. International depreciation and amortization increased 16.4% due to related increases in capital additions.

Interest expense
Interest expense for the first quarter 1998 increased 6.4% to $2.3 million on higher average debt balances.

Equity in earnings (losses) of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates was a loss of $0.4 million for the quarter ended March 31, 1998 as compared to income of $1.0 million for the quarter ended March 31, 1997. Increased losses were recorded at European Financial Data Services Limited ("EFDS") due to continuing development costs of FAST2000 which costs are being expensed as incurred and costs of conversions of new and existing client accounts to the new system. Lower earnings were recorded by Argus Health Systems due to the contract termination of a large client. Slightly higher operating earnings were recorded at Boston Financial Data Services, Inc.

Income taxes
Income tax expense increased $2.5 million, or 30.0%, primarily as a result of an increase in pretax income. The Company's effective tax rate for the first quarter 1998 was approximately 36.8% as compared to 35.2% for the prior year quarter, primarily caused by changes in the components of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash available from operating activities, borrowings from banks and financing from third-party vendors and others to fund operating, investing and financing activities.

Cash flows from operating activities totaled $28.7 million for the quarter ended March 31, 1998. Operating cash flows for the quarter were affected by a $6.8 million dividend from Argus Health Systems and a $14.1 million increase in accounts receivable related to revenue growth.

Cash flows used in investing activities totaled $21.7 million for the quarter. The Company expended $13.9 million during the quarter for capital additions. Investments and advances to unconsolidated affiliates totaled $7.7 million, relating to funding the development of FAST2000 at EFDS and other investments.

Cash flows provided by financing activities totaled $8.0 million for the quarter. During the first quarter, the Company repurchased 200,000 shares of common stock for $10.0 million, completing its 1.2 million share repurchase program. Financing activities also include $10.8 million in payments relating to accrued settlements of prior years sales and use tax matters.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1998, of which total borrowings were $25.5 million as of March 31, 1998. The Company anticipates this line to be renewed for at least another year. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $60.0 million were outstanding on this facility at March 31, 1998.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's credit facilities, will be sufficient to meet the Company's operating and debt service requirements and other current liabilities for at least the next twelve months. Further, the Company believes that its longer-term liquidity and capital requirements will be met through cash flows from operations and existing bank credit facilities, as well as the Company's $125 million revolving credit facility described above.

Other

Unrealized gain on securities. The Company holds, among others, approximately
8.6 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At December 31, 1997 and March 31, 1998, the market value of the Company's investments in available-for-sale securities reflected aggregate unrealized gains (net of deferred taxes) of $197.0 million and $307.6 million, respectively, which are included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. The $110.6 million net unrealized gain on the Company's investments in these securities during the first quarter 1998 and the $35.7 million unrealized loss during the first quarter 1997, are included in the computation of comprehensive income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

Software usage agreement. On March 31, 1998, the Company entered into a software usage and maintenance agreement for certain computer software to be utilized at the Winchester Data Center. The new software agreement replaces an existing agreement with the same vendor, extending the term from 2000 until 2003 and provides for an increase in software usage capacity. Under the previous agreement, the Company capitalized the total fixed costs to be incurred under the agreement and recorded a corresponding liability. Capitalized costs under the previous agreement were depreciated over the period of the contract while variable payments for incremental usage were recorded as costs and expenses when incurred. Based on the terms of the new agreement, annual payments will be recorded as costs and expenses over the period which they benefit. As a result of replacing the previous agreement, approximately $9.0 million of computer software previously capitalized by the Company and related short-term and long-term liabilities were removed from the Company's balance sheet. Although the new agreement will result in certain future costs being recorded as costs and expenses instead of depreciation expense, the Company does not believe that the new agreement will have an adverse affect on the Company's operating expenses.

Segment information. The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement requires that publicly traded companies report certain information about their operating segments, products and services, geographic areas in which they operate, and major customers beginning with the 1998 annual report. The Company is currently evaluating the effect that implementation of this new standard will have on the information disclosed in its financial statements.

Internal use software. The Accounting Standards Executive Committee recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and concludes that certain costs for the development of internal use software are an asset. Accordingly, certain primary types of development activities should be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, the costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as it is incurred. The Company is currently evaluating the effect that implementation of this new standard will have on its software development accounting policies and is unable to determine the effects on the Company's results of operations at this time.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to security holders during the quarter ended March 31, 1997. The Company has scheduled its annual shareholder meeting for May 12, 1998.

Item 5.  Other Information

The following table presents the sources of the Company's revenues:

                                                                  Sources of Revenue
                                                             Three Months Ended March 31,
                                             1997                                   1998
                                       -----------------------------------    -----------------------------------
                                                                (dollars in thousands)
U.S. revenues
   Mutual fund and
   Investment management
      Data processing services                 $ 70,512              44.4%          $ 80,495              42.9%
      Output processing                          24,572              15.5%            26,933              14.4%
                                       -----------------  ----------------    ---------------   ---------------
                                                 95,084              59.9%           107,428              57.3%

   Other output processing                       31,837              20.1%            29,383              15.7%
   Other                                         11,788               7.4%            20,738              11.1%
                                       -----------------  ----------------    ---------------   ---------------
Total U.S. revenues                             138,709              87.4%           157,549              84.1%
International revenues                           19,975              12.6%            29,874              15.9%
                                       -----------------  ----------------    ---------------   ---------------
Total revenues                                $ 158,684             100.0%         $ 187,423             100.0%
                                       =================  ================    ===============   ===============


The following table identifies geographic operating results:

                                                                                   For the Three Months
Geographic information                                                                Ended March 31,
(in thousands)                                                                   1997                 1998
                                                                           ------------------   -----------------

Domestic revenues                                                                  $ 138,709           $ 157,549
Domestic income from operations                                                       26,057              28,130

International revenues                                                                19,975              29,874
International income (losses) from operations                                         (2,356)              3,092



The following table summarizes certain key operating and financial data for the periods indicated:

                                                                      December 31,               March 31,
                                                                          1997                     1998
                                                                  ---------------------    ----------------------
Investment Market Values (in thousands) (1)
Computer Sciences Corporation                                                $ 360,400                 $ 474,779
State Street Corporation                                                       347,509                   406,487
Euronet Services, Inc.                                                         $ 9,136                   $ 8,988

Other Operating Data
Mutual fund shareowner accounts processed (millions)
    U.S.                                                                          45.0                      45.9
    Canada                                                                         0.9                       1.2
    United Kingdom                                                                 1.0                       1.2
TRAC-2000 mutual fund accounts (millions) (2)                                      1.9                       2.1
TRAC-2000 participants (thousands)                                                 696                       801
Portfolio Accounting System portfolios                                           1,925                     1,998
Automated Work Distributor workstations                                         35,100                    36,200


                                                                           Three Months Ended March 31,
                                                                          1997                     1998
                                                                  ---------------------    ----------------------

Output Technologies pages printed (millions)                                     402.8                     444.3
Argus pharmaceutical claims processed (millions)                                  37.5                      32.3

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Included in TA2000 mutual fund shareowner accounts processed.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K:

     The Company filed a Form 8-K dated January 22, 1998, under Item 5 of such form, reporting the announcement of financial results for the quarter and year ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on May 15, 1998.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)