Form 10-Q/A
period 1997-09-30
DST SYSTEMS INC
filed 1998-07-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

        Number of shares outstanding of the Company's common stock as of
                                October 31, 1997:
                    Common Stock $.01 par value - 49,111,261

General

In this first amendment to the Company's Form 10-Q/A for the quarter ended September 30, 1997, the Company, in accordance with Rule 601(c)(2)(iii) of Regulation S-K, is providing an amended and restated Financial Data Schedule in
Exhibit 27.1 for the 1996 quarters, a restated Financial Data Schedule in
Exhibit 27.2 for the year ended 1996, and an amended and restated Financial Data
Schedule in Exhibit 27.3 for the 1997 quarters.

The Company is adding "diluted" earnings per share in each of the schedules to reflect the new reporting requirements imposed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which requires the computation of earnings per share under both the "basic" and "diluted" methods. The original Financial Data Schedules showed earnings per share calculated under the basic method only. The 1997 10-K reflected the new SFAS 128 reporting requirements, and therefore, the Company has not restated the Financial Data Schedule for the year ended 1997.

The amended and restated Financial Data Schedule for the 1997 quarters (Exhibit 27.3) contains information filed for the first time pertaining to the quarter ended March 31, 1997, and to the quarter ended June 30, 1997. The amended and restated Financial Data Schedule for the 1996 quarters (Exhibit 27.1) corrects for the period ended September 30, 1996 a typographical error in the original filing for total assets and for total liabilities and equity. None of the restated Financial Data Schedules contains any change in previously reported information other than as described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

All information provided under Part II. Item 6. Exhibits and Reports on Form 8-K, except for the information within this Form 10-Q/A Amendment No. 1 as provided below, remains unchanged from the Company's Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997.

(a)   Exhibits:

(27) Financial Data Schedule

     27.1 Amended and restated Financial Data Schedules are attached to this Form 10-Q/A Amendment No. 1 as Exhibit 27.1
     27.2 Restated Financial Data Schedules are attached to this Form 10-Q/A Amendment No. 1 as Exhibit 27.2
     27.3 Amended and restated Financial Data Schedules are attached to this Form 10-Q/A Amendment No. 1 as Exhibit 27.3


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on July 14, 1998.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)