Form 10-Q
period 1998-06-30
DST SYSTEMS INC
filed 1998-08-07
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

 Number of shares outstanding of the Company's common stock as of July 27, 1998:
                    Common Stock $.01 par value - 48,991,152

                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                                 3

         Condensed Consolidated Balance Sheet -
         December 31, 1997 and June 30, 1998                                   4

         Condensed Consolidated Statement of Income -
         Three and Six Months Ended June 30, 1997 and 1998                     5

         Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1997 and 1998                               6

         Notes to Condensed Consolidated Financial Statements                7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                 17-18

Item 6.  Exhibits and Reports on Form 8-K                                     19


SIGNATURES                                                                    19

The Company's service marks and trademarks include without limitation, DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), FAST2000(TM) referred to in this Report.

                                DST SYSTEMS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998


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

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year 1998.

                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                                                     December 31,        June 30,
                                                                         1997              1998
                                                                    ---------------   ---------------
                                                                                        (unaudited)
 ASSETS
 Current assets
     Cash and cash equivalents                                            $ 15,833          $ 24,971
     Accounts receivable                                                   170,699           187,226
     Other assets                                                           44,792            43,468
                                                                    ---------------   ---------------
                                                                           231,324           255,665
 Investments                                                               820,577         1,091,384
 Properties                                                                242,153           229,953
 Intangibles and other assets                                               61,350            55,096
                                                                    ---------------   ---------------
          Total assets                                                 $ 1,355,404       $ 1,632,098
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
     Debt due within one year                                             $ 13,898           $ 9,815
     Accounts payable                                                       49,763            27,249
     Accrued compensation and benefits                                      28,319            30,035
     Deferred revenues and gains                                            22,679            24,967
     Other liabilities                                                      26,334            33,992
                                                                    ---------------   ---------------
                                                                           140,993           126,058
Long-term debt                                                              92,005           103,572
Deferred income taxes                                                      241,782           344,712
Other liabilities                                                           43,534            29,581
                                                                    ---------------   ---------------
                                                                           518,314           603,923
                                                                    ---------------   ---------------
Commitments and contingencies
                                                                    ---------------   ---------------

Minority interest                                                            1,380               947
                                                                    ---------------   ---------------
Stockholders' equity
     Common stock, $0.01 par; 125,000,000 shares authorized,
       50,000,000 shares issued                                                500               500
     Additional paid-in capital                                            408,610           409,305
     Retained earnings                                                     261,589           297,712
     Treasury stock, (956,942 and 1,019,367 shares,
       respectively), at cost                                              (31,404)          (36,758)
     Accumulated other comprehensive income                                196,415           356,469
                                                                    ---------------   ---------------
       Total stockholders' equity                                          835,710         1,027,228
                                                                    ---------------   ---------------
       Total liabilities and stockholders' equity                     $  1,355,404        $1,632,098
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


                                                 DST Systems, Inc.
                                    Condensed Consolidated Statement of Income
                                     (in thousands, except per share amounts)
                                                    (unaudited)

                                                    For the Three Months                For the Six Months
                                                       Ended June 30,                     Ended June 30,
                                                  1997              1998              1997              1998
                                             ----------------  ----------------  ----------------  ----------------

Revenues                                           $ 155,394         $ 184,292         $ 314,077         $ 371,715

Costs and expenses                                   114,983           137,219           230,337           271,640
Depreciation and amortization                         19,468            19,022            39,097            40,802
                                             ----------------  ----------------  ----------------  ----------------

Income from operations                                20,943            28,051            44,643            59,273

Interest expense                                      (1,884)           (1,957)           (4,046)           (4,258)
Other income, net                                      1,231             1,150             2,210             1,990
Equity in earnings (losses) of
     unconsolidated affiliates,
     net of income taxes                                 820                77             1,864              (367)
                                             ----------------  ----------------  ----------------  ----------------

Income before income taxes
     and minority interest                            21,110            27,321            44,671            56,638
Income taxes                                           7,064             9,866            15,366            20,658
                                             ----------------  ----------------  ----------------  ----------------

Income before minority interest                       14,046            17,455            29,305            35,980
Minority interests in income (losses)                    229               (95)              385              (142)
                                             ----------------  ----------------  ----------------  ----------------
Net income                                         $  13,817         $  17,550         $  28,920         $  36,122
                                             ================  ================  ================  ================

Average common shares outstanding                     49,374            48,967            49,451            48,984
Basic earnings per share                           $    0.28         $    0.36         $    0.58         $    0.74

Diluted average shares outstanding                    49,762            49,966            49,891            49,935
Diluted earnings per share                         $    0.28         $    0.35         $    0.58         $    0.72


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                           1997               1998
                                                                      ---------------    ---------------
Cash flows -- operating activities:
Net income                                                                  $ 28,920           $ 36,122
                                                                      ---------------    ---------------

    Depreciation and amortization                                             39,097             40,802
    Undistributed (earnings) losses of unconsolidated affiliates              (1,864)               367
    Cash dividends received from unconsolidated affiliates                                        8,303
    Changes in accounts receivable                                             1,963            (16,528)
    Changes in other current assets                                           (5,301)             1,010
    Changes in accounts payable and accrued liabilities                      (22,473)            (6,324)
    Other, net                                                                   983                310
                                                                      ---------------    ---------------
Total adjustments to net income                                               12,405             27,940
                                                                      ---------------    ---------------
    Net                                                                       41,325             64,062
                                                                      ---------------    ---------------

Cash flows -- investing activities:
Investments and advances to unconsolidated affiliates                        (12,318)           (13,444)
Capital expenditures                                                         (25,697)           (31,352)
Other, net                                                                     1,132                784
                                                                      ---------------    ---------------
    Net                                                                      (36,883)           (44,012)
                                                                      ---------------    ---------------

Cash flows -- financing activities:
Principal payments on long-term debt                                          (7,406)            (5,762)
Net increase in credit facilities and notes payable                           20,188             13,219
Common stock repurchased                                                      (9,353)           (10,009)
Other, net                                                                    (6,387)            (8,360)
                                                                      ---------------    ---------------
    Net                                                                       (2,958)           (10,912)
                                                                      ---------------    ---------------

Net increase in cash                                                           1,484              9,138
Cash at beginning of period                                                    8,279             15,833
                                                                      ---------------    ---------------
Cash at end of period                                                       $  9,763           $ 24,971
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at December 31, 1997 and June 30, 1998, the results of operations for the three and six months ended June 30, 1997 and 1998, and cash flows for the six months ended June 30, 1997 and 1998.

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year 1998.

EARNINGS PER SHARE. The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Three Months Ended                       Six Months Ended
                                                             June 30                                June 30
                                                      1997               1998                1997                1998
                                                      ----               ----                ----                ----

Net income                                            $   13,817         $   17,550          $    28,920         $   36,122
                                                =================  =================   ==================  =================

Average common shares outstanding                         49,374             48,967               49,451             48,984
Incremental shares from assumed
    conversions of stock options                             388                999                  440                951
                                                -----------------  -----------------   ------------------  -----------------

Dilutive potential common shares                          49,762             49,966               49,891             49,935
                                                =================  =================   ==================  =================

Basic earnings per share                           $        0.28      $        0.36        $        0.58      $        0.74
Diluted earnings per share                         $        0.28      $        0.35        $        0.58      $        0.72

COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new statement requires that all changes in equity during a period except those resulting from investments by and distributions to owners be reported as "comprehensive income" in the financial statements. Upon implementation, the Company included the net unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments together with net income in the computation of comprehensive income. For the three months ended June 30, 1998, comprehensive income was $66.5 million as compared to $81.9 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, comprehensive income was $196.2 million as compared to $59.5 million for the six months ended June 30, 1997.

SOFTWARE REVENUE RECOGNITION. As of January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which was effective for software licensing transactions entered into beginning in 1998. Certain of the Company's products are licensed, however revenues for licensed software products are not material to the Company as a whole. Implementation of the new statement did not have a material effect on the three and six months ended June 30, 1998 and the Company does not expect the statement to have a material effect on the future consolidated results of operations of the Company.

2. EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES

The following table summarizes equity in earnings (losses) of unconsolidated affiliates:

                                                           For the Three Months               For the Six Months
(in thousands)                                                Ended June 30,                    Ended June 30,
                                                         1997              1998             1997              1998
                                                    ---------------   ---------------  ---------------   ---------------

Boston Financial Data Services, Inc.                       $ 1,541           $ 1,987          $ 3,160           $ 3,627
Argus Health Systems, Inc.                                   1,475               549            2,713             1,169
European Financial Data Services Limited                    (2,111)           (2,162)          (3,794)           (4,788)
Other                                                          (85)             (297)            (215)             (375)
                                                    ---------------   ---------------  ---------------   ---------------
                                                             $ 820              $ 77          $ 1,864            $ (367)
                                                    ===============   ===============  ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K/A dated August 4, 1998 ("Form 8-K/A"), which is hereby incorporated by reference. The Form 8-K/A has been filed with the United States Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch or in the SEC's EDGAR database accessible through the SEC's web site on the World Wide Web at www.sec.gov. Readers are strongly encouraged to consider the factors listed in the Form 8-K/A and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company does not currently intend to update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

RECENT EVENTS

On February 10, 1998, Boston EquiServe, LP ("Boston EquiServe"), a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and BankBoston Corporation, announced an agreement to merge with First Chicago Trust Company of New York ("First Chicago") which would create the largest corporate securities transfer agent in the United States, processing approximately 25 million accounts. The merger of the two businesses, to be named EquiServe, LP ("EquiServe"), is expected to be completed during the latter half of 1998.

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

RESULTS OF OPERATIONS

SECOND QUARTER AND YEAR TO DATE 1997 VERSUS SECOND QUARTER AND YEAR TO DATE 1998

For the quarter ended June 30, 1998, DST's consolidated net income was $17.5 million, or $0.36 basic and $0.35 diluted earnings per share, as compared to $13.8 million, or $0.28 basic and diluted earnings per share for the quarter ended June 30, 1997.

For the six months ended June 30, 1998, DST's consolidated net income was $36.1 million, or $0.74 basic and $0.72 diluted earnings per share, as compared to $28.9 million, or $0.58 basic and diluted earnings per share for the six months ended June 30, 1997.

REVENUES
Consolidated revenues for the three and six months ended June 30, 1998 were $184.3 million and $371.7 million, respectively, which represent increases of 18.6% and 18.4%, respectively, over the comparable 1997 periods.

U.S. revenues for the three and six months ended June 30, 1998 were $152.3 million and $309.8 million, respectively, which represent increases of 15.3% and 14.4%, respectively, over the comparable 1997 periods. This revenue increase resulted from growth in mutual fund, output processing, automated work distributor (AWD) and satellite television subscriber management fees. U.S. mutual fund processing revenues for the three and six months ended June 30, 1998 have increased approximately 14.3% and 13.1%, respectively, over the prior year as shareowner accounts serviced increased to 48.2 million at June 30, 1998, an increase of 7.1% from 45.0 million at December 31, 1997 and 13.7% from 42.4 million at June 30, 1997. Increased IRA activity continued to contribute to account growth. For the quarter ended June 30, 1998, new IRA accounts opened increased by 700,000 accounts over the 1997 quarter, with approximately 13% of the increase being new Roth or Educational IRA accounts. U.S. mutual fund output processing revenues for the three and six months ended June 30, 1998 increased 17.2% and 12.8%, respectively, and total pages printed for the three and six month periods increased 20.3% and 19.2%, respectively, over the comparable 1997 periods. U.S. AWD workstations licensed increased 9.7% over year-end 1997 levels. Satellite television subscriber management revenues have increased nearly 50% over the prior year quarter due to an increased number of subscribers and continuing systems development activities. Additionally, the Company received a one-time $2.6 million contract termination fee from a portfolio accounting client during the first quarter 1998.

The Company expects approximately 2.1 million mutual fund accounts from new clients to be converted onto its system during the second half of 1998. As expected and earlier reported, Prudential Financial Management Services ("Prudential") internalized the processing for approximately 1,100,000 mutual fund shareowner accounts during the six months ended June 30, 1998. Also, an existing mutual fund remote processing client with approximately 650,000 accounts is expected to convert off of the Company's system in the last half of 1998.

International revenues for the three and six months ended June 30, 1998 were $32.0 million and $61.9 million, respectively, which represent increases of 37.4% and 43.0%, respectively, over the comparable 1997 periods. The increase in international revenues was attributable to higher investment accounting software and services revenues and increased Canadian mutual fund processing revenues. The introduction of the European Monetary Unit, which will be effective beginning January 1, 1999, contributed to increased demand for the Company's investment management products.

COSTS AND EXPENSES
Consolidated costs and expenses for the three and six months ended June 30, 1998 increased 19.3% and 18.0%, respectively, over the comparable 1997 periods to $137.2 million and $271.6 million, respectively, primarily as a result of higher operating volumes and increased personnel costs to support increased revenues both in the U.S. and internationally. In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of depreciation expense. U.S. costs and expenses for the three and six months 1998 increased 17.5% and 16.6%, respectively. International costs and expenses for the three and six months 1998 increased 27.6% and 23.9%, respectively.

The Company has continued to experience increases in compensation necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at rates above general inflation at least through 2000.

DEPRECIATION AND AMORTIZATION
Consolidated depreciation and amortization for the three months ended June 30, 1998 decreased 2.2% to $19.0 million. The decrease in depreciation is primarily attributable to the renegotiation of certain third party software agreements noted above. Consolidated depreciation and amortization for the six months ended June 30, 1998 increased 4.4% as a result of a one-time write-off of intangible assets totaling $3.2 million in the first quarter, primarily associated with the $2.6 million contract termination fee referred to above.

INTEREST EXPENSE
Interest expense for the three and six months ended June 30, 1998 increased 3.9% and 5.2%, respectively over the comparable 1997 periods on higher average debt balances.

EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES
Equity in earnings of unconsolidated affiliates was $0.1 million for the quarter ended June 30, 1998 as compared to $0.8 million for the quarter ended June 30, 1997. Year-to-date, equity in earnings of unconsolidated affiliates was a loss of $0.4 million in 1998 as compared to income of $1.9 million in 1997. The Company's share of losses recorded at European Financial Data Services Limited ("EFDS") of $2.2 million during the second quarter 1998 were approximately even with the prior year quarter. Year-to-date, losses recorded from EFDS totaled $4.8 million in 1998 as compared to $3.8 million in 1997 due to continuing development costs of FAST2000, which costs are being expensed as incurred and costs of conversions of new and existing client accounts to the new system. Lower earnings were recorded by Argus Health Systems due to the contract termination of a large client in late 1997. Higher operating earnings were recorded at Boston Financial Data Services, Inc. from increased levels of mutual fund activity.

INCOME TAXES
DST's effective income tax rate was 36.1% and 36.5% for the three and six months ended June 30, 1998, as compared to 33.5% and 34.4% for the three and six months ended June 30, 1997. The Company's 1997 tax rate was affected by tax benefits relating to certain international operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash available from operating activities, borrowings from banks and financing from third-party vendors and others to fund operating, investing and financing activities.

Cash flows from operating activities totaled $64.1 million for the six months ended June 30, 1998. Operating cash flows were affected by an $8.0 million dividend from Argus Health Systems and a $16.5 million increase in accounts receivable related to revenue growth.

Cash flows used in investing activities totaled $44.0 million for the six months ended June 30, 1998. The Company has expended $31.4 million year-to-date for capital additions. Investments and advances to unconsolidated affiliates totaled $13.4 million, primarily for funding the development of FAST2000 at EFDS and for other investments.

Cash flows used in financing activities totaled $10.9 million for the six months ended June 30, 1998. During the first quarter 1998, the Company repurchased 200,000 shares of common stock for $10.0 million, completing its 1.2 million share repurchase program. Financing activities also include $10.8 million in payments relating to accrued settlements of prior years' sales and use tax matters.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1999, of which total borrowings were $19.7 million as of June 30, 1998. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $50.0 million were outstanding on this facility at June 30, 1998.

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

OTHER

UNREALIZED GAINS ON SECURITIES. The Company holds, among others, approximately
8.6 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock as investments. At December 31, 1997 and June 30, 1998, the market value of the Company's investments in available-for-sale securities reflected aggregate unrealized gains (net of deferred taxes) of $197.0 million and $357.3 million, respectively, which are included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. Included in the computation of comprehensive income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income" are the $67.2 million and $49.7 million net unrealized gains for the second quarter 1997 and 1998 respectively. For the six months ended June 30, 1997 and 1998, net unrealized gains of $31.4 million and $160.3 million were included respectively.

SOFTWARE USAGE AGREEMENT. On March 31, 1998, the Company entered into a software usage and maintenance agreement for certain computer software to be utilized at the Winchester Data Center. The new software agreement replaces an existing agreement with the same vendor, extending the term from 2000 until 2003 and provides for an increase in software usage capacity. Under the previous agreement, the Company capitalized the total fixed costs to be incurred under the agreement and recorded a corresponding liability. Capitalized costs under the previous agreement were depreciated over the period of the contract while variable payments for incremental usage were recorded as costs and expenses when incurred. Based on the terms of the new agreement, annual payments will be recorded as costs and expenses over the period which they benefit. As a result of replacing the previous agreement, approximately $9.0 million of computer software previously capitalized by the Company and related short-term and long-term liabilities were removed from the Company's balance sheet on March 31, 1998. Although the new agreement will result in certain future costs being recorded as costs and expenses instead of depreciation expense, the Company does not believe that the new agreement will have a material adverse affect on the Company's operating expenses.

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

INTERNAL USE SOFTWARE. The Accounting Standards Executive Committee recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and requires that certain costs for the development of internal use software be recorded as an asset. Accordingly, certain primary types of development activities will be required to be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, the costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as incurred. The Company is currently evaluating the effect that implementation of this new standard will have on its software development accounting policies and is unable to determine the effects on the Company's results of operations at this time.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Financial Accounting Standards Board recently issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not generally use derivative instruments and believes that implementation of this new standard will not have a material impact on the Company's results of operations.

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

YEAR 2000. Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000. These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computer and other systems of third-parties to conduct and manage the Company's business. Additionally, the Company's products and services are dependent upon using accurate dates in order to function properly. These Year 2000-related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or of the Company's customers or suppliers to be Year 2000 ready could have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's goal is to be ready, internally, for the Year 2000 by December 31, 1998. This goal allows for one full year of testing with clients and the industry prior to the Year 2000. The Company's Year 2000 program is well under way, and the Company expects to achieve its goal.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 12, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is the matter voted on at the Company's Annual Meeting. This matter is fully described in the Company's Definitive Proxy Statement dated March 31, 1998. A total of 45,128,415 shares of Common Stock, or 92.2% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matter as follows:

1)    Election of two directors for terms ending in 2001

                         A. Edward         Michael G. Fitt
                          Allinson
                       ---------------    ------------------

       For                 44,984,901            44,973,669
       Withheld               143,514               154,746
                       ===============    ==================
       Total               45,128,415            45,128,415
                       ===============    ==================


Based upon votes required for approval, this matter passed.

The terms of office of Directors Thomas A. McDonnell and M. Jeannine Standjord will continue until the Annual Meeting of Stockholders in 1999. The terms of office Directors Thomas A. McCullough and William C. Nelson will continue until the Annual Meeting of Stockholders in 2000.

If a stockholder desires to have a proposal included in DST's Proxy Statement for next year's annual meeting of stockholders, the Corporate Secretary of DST much receive such proposal on or before December 1, 1998, and the proposal must comply with the applicable SEC regulations.

ITEM 5.  OTHER INFORMATION

A.  The following table presents the sources of the Company's revenues:

                                                                  Sources of Revenue
                                                               Six Months Ended June 30,
                                                     1997                                   1998
                                       -----------------------------------    ---------------------------------
                                                                (dollars in thousands)
U.S. revenues
   Mutual fund and
   Investment management
      Data processing services                $ 139,801             44.5%         $ 161,679             43.5%
      Output processing                          44,968             14.3%            50,698             13.6%
                                       -----------------  ----------------    --------------   ---------------
                                                184,769             58.8%           212,377             57.1%

   Other output processing                       49,621             15.8%            56,008             15.1%
   Other                                         36,434             11.6%            41,474             11.2%
                                       -----------------  ----------------    --------------   ---------------
Total U.S. revenues                             270,824             86.2%           309,859             83.4%
International revenues                           43,253             13.8%            61,856             16.6%
                                       -----------------  ----------------    --------------   ---------------
Total revenues                                $ 314,077            100.0%         $ 371,715            100.0%
                                       =================  ================    ==============   ===============


B.  The following table identifies geographic operating results:

                                                                For the Three Months               For the Six Months
Geographic information                                             Ended June 30,                    Ended June 30,
(in thousands)                                                1997             1998              1997              1998
                                                         ---------------  ----------------  ---------------   ---------------

U.S. revenues                                                 $ 132,116         $ 152,310        $ 270,824         $ 309,859
U.S. income from operations                                      19,913            24,432           45,969            52,562

International revenues                                           23,278            31,982           43,253            61,856
International income (losses) from operations                     1,030             3,619           (1,326)            6,711

C. The following table summarizes certain key operating and financial data for the periods indicated:

                                                                      December 31,               June 30,
                                                                          1997                     1998
                                                                  ---------------------    ----------------------
Investment Market Values (in thousands) (1)
Computer Sciences Corporation                                                $ 360,400                 $ 552,470
State Street Corporation                                                       347,509                   415,069
Euronet Services, Inc.                                                         $ 9,136                   $ 5,157

Other Operating Data
Mutual fund shareowner accounts processed (millions)
    U.S.                                                                          45.0                      48.2
    Canada                                                                         0.9                       1.4
    United Kingdom                                                                 1.0                       1.4
TRAC-2000 mutual fund accounts (millions) (2)                                      1.9                       2.3
TRAC-2000 participants (thousands)                                                 696                       768
Portfolio Accounting System portfolios                                           1,925                     2,012
Automated Work Distributor workstations                                         35,100                    36,800

                                                                            Six Months Ended June 30,
                                                                          1997                     1998
                                                                  ---------------------    ----------------------

Output Technologies pages printed (millions)                                     740.6                     890.3
Argus pharmaceutical claims processed (millions)                                  74.0                      65.7

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Included in TA2000 mutual fund shareowner accounts processed.

D. The SEC recently amended its proxy rules to require a registrant, such as the Company, to disclose the date after which stockholder proposals that are not to be included in the Company's proxy statement are considered "untimely" for proxy solicitation purposes. Under the Company's By-laws, in order for such a stockholder proposal to be timely and otherwise validly brought before the Company's 1999 Annual Meeting of Stockholders, a stockholder must notify the Company's Corporate Secretary no earlier than February 11, 1999 and no later than March 13, 1999. The calculation of this notice period and By-law requirements for the contents of such notice are set forth in the Company's 1998 Proxy Statement, which can be obtained by contacting the SEC's Public Reference Branch or in the SEC's EDGAR database accessible through the SEC's web site on the World Wide Web at www.sec.gov.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     EXHIBIT NUMBER        DOCUMENT
     4.3.1                 The First Amendment dated as of July 9, 1998 to the
                           Rights Agreement dated as of October 6, 1995 between the Registrant and State Street Bank and Trust
                           Company attached as Exhibit 99 to Amendment No. 1, dated July 30, 1998, to the Company's Registration
                           Statement on Form 8-A for its preferred Share
                           Purchase Rights (Commission file no. 1- 14036) is hereby incorporated by reference as Exhibit 4.3.1

     10.6.1 First Amendment to the Employee Stock Ownership Plan and Trust Agreement of DST Systems, Inc.

     27.1                  Financial Data Schedule



(b) Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K/A dated April 13, 1998 amending and restating its Form 8-K dated March 15, 1996 setting forth certain cautionary statements identifying important factors that either individually or in combination with other factors could cause the Company's actual operating results to differ materially from those projected in forward-looking statements, whether oral or written, concerning the Company and made by, or on behalf of, the Company.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated April 22, 1998, reporting the announcement of financial results for the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on August 7, 1998.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)