Form 10-Q
period 1998-09-30
DST SYSTEMS INC
filed 1998-11-16
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

              Number of shares outstanding of the Company's common
                         stock as of October 30, 1998:
                    Common Stock $.01 par value - 49,006,082

                               DST Systems, Inc.
                                   Form 10-Q
                               September 30, 1998
                               Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Introductory Comments                                           3

              Condensed Consolidated Balance Sheet -
              December 31, 1997 and September 30, 1998                        4

              Condensed Consolidated Statement of Income -
              Three and Nine Months Ended September 30, 1997 and 1998         5

              Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1997 and 1998                   6

              Notes to Condensed Consolidated Financial Statements         7-10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   11-17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     17


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                              18

Item 2.       Changes in Securities                                          18

Item 3.       Defaults Upon Senior Securities                                18

Item 4.       Submission of Matters to a Vote of Security Holders            18

Item 5.       Other Information                                           18-20

Item 6.       Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                   20

The Company's service marks and trademarks include without limitation DST(TM), Securities Transfer System(TM), TA2000(R), Portfolio Accounting System(TM), Automated Work Distributor(TM), AWD(R), TRAC-2000(R), Fairway(TM), and FAST2000(TM) which are referred to in this Report. AIM Family of Funds(R) referred to in this Report is a trademark of AIM Management Group, Inc.

                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 1998


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year 1998.


                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)
                                                                     December 31,      September 30,
                                                                         1997              1998
                                                                    ---------------   ---------------
                                                                                        (unaudited)
 ASSETS
 Current assets
      Cash and cash equivalents                                           $ 15,833          $ 35,388
      Accounts receivable                                                  170,699           177,884
      Other assets                                                          44,792            42,503
                                                                    ---------------   ---------------
                                                                           231,324           255,775
 Investments                                                               820,577           936,259
 Properties                                                                242,153           235,402
 Intangibles and other assets                                               61,350            52,710
                                                                    ---------------   ---------------
           Total assets                                                $ 1,355,404       $ 1,480,146
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
      Debt due within one year                                            $ 13,898          $ 10,584
      Accounts payable                                                      49,763            28,405
      Accrued compensation and benefits                                     28,319            32,195
      Deferred revenues and gains                                           22,679            29,908
      Other liabilities                                                     26,334            37,251
                                                                    ---------------   ---------------
                                                                           140,993           138,343
 Long-term debt                                                             92,005            88,254
 Deferred income taxes                                                     241,782           280,424
 Other liabilities                                                          43,534            27,555
                                                                    ---------------   ---------------
                                                                           518,314           534,576
                                                                    ---------------   ---------------
 Minority interest                                                           1,380               845
                                                                    ---------------   ---------------
 Stockholders' equity
      Common stock, $0.01 par; 125,000,000
        shares authorized, 50,000,000 shares issued                            500               500
      Additional paid-in capital                                           408,610           409,351
      Retained earnings                                                    261,589           316,243
      Accumulated other comprehensive income                               196,415           254,617
      Treasury stock, (956,942 and 997,596 shares,
        respectively), at cost                                             (31,404)          (35,986)
                                                                    ---------------   ---------------
           Total stockholders' equity                                      835,710           944,725
                                                                    ---------------   ---------------
           Total liabilities and stockholders' equity                  $ 1,355,404       $ 1,480,146
                                                                    ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                    For the Three Months                For the Nine Months
                                                     Ended September 30,                Ended September 30,
                                                  1997              1998              1997              1998
                                             ----------------  ----------------  ----------------  ----------------

Revenues                                           $ 159,863         $ 186,256         $ 473,941         $ 557,972

Costs and expenses                                   118,811           139,932           349,148           411,573
Depreciation and amortization                         19,453            19,910            58,551            60,711
                                             ----------------  ----------------  ----------------  ----------------

Income from operations                                21,599            26,414            66,242            85,688

Interest expense                                      (1,960)           (1,829)           (6,006)           (6,087)
Other income, net                                      2,241             3,501             4,451             5,491
Equity in earnings (losses) of
     unconsolidated affiliates,
     net of income taxes                                (507)           (1,162)            1,357            (1,529)
                                             ----------------  ----------------  ----------------  ----------------

Income before income taxes
     and minority interest                            21,373            26,924            66,044            83,563
Income taxes                                           7,097             8,495            22,463            29,153
                                             ----------------  ----------------  ----------------  ----------------
Income before minority interest                       14,276            18,429            43,581            54,410
Minoirty interests in income (losses)                    222              (102)              607              (244)
                                             ----------------  ----------------  ----------------  ----------------
Net Income                                         $  14,054         $  18,531         $  42,974         $  54,654
                                             ================  ================  ================  ================

Average common shares outstanding                     49,236            48,994            49,378            48,988
Basic earnings per share                           $    0.29         $    0.38         $    0.87         $    1.12

Diluted shares outstanding                            49,804            50,102            49,862            49,991
Diluted earnings per share                         $    0.28         $    0.37         $    0.86         $    1.09


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                           1997               1998
                                                                      ----------------   ----------------
Cash flows -- operating activities:
Net income                                                                   $ 42,974           $ 54,654
                                                                      ----------------   ----------------

     Depreciation and amortization                                             58,551             60,711
     Undistributed (earnings) losses of unconsolidated affiliates              (1,357)             1,529
     Gains on sale of investments                                              (1,464)            (1,885)
     Cash dividends received from unconsolidated affiliates                                        8,363
     Changes in accounts receivable                                            (3,323)            (7,185)
     Changes in other current assets                                           (2,878)             1,974
     Changes in accounts payable and accrued liabilities                      (13,996)             5,153
     Other, net                                                                  (859)             1,782
                                                                      ----------------   ----------------
Total adjustments to net income                                                34,674             70,442
                                                                      ----------------   ----------------
     Net                                                                       77,648            125,096
                                                                      ----------------   ----------------

Cash flows -- investing activities:
Investments and advances to unconsolidated affiliates                         (15,368)           (29,306)
Proceeds from sale of investments                                              12,359              2,669
Capital expenditures                                                          (41,134)           (54,225)
Other, net                                                                       (277)               656
                                                                      ----------------   ----------------
     Net                                                                      (44,420)           (80,206)
                                                                      ----------------   ----------------

Cash flows -- financing activities:
Principal payments on long-term debt                                          (10,825)            (8,148)
Net increase in credit facilities and notes payable                             6,004              1,016
Common stock repurchased                                                      (14,503)           (10,009)
Other, net                                                                     (6,387)            (8,194)
                                                                      ----------------   ----------------
     Net                                                                      (25,711)           (25,335)
                                                                      ----------------   ----------------

Net increase in cash                                                            7,517             19,555
Cash at beginning of period                                                     8,279             15,833
                                                                      ----------------   ----------------
Cash at end of period                                                        $ 15,796           $ 35,388
                                                                      ================   ================



   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at December 31, 1997 and September 30, 1998, the results of operations for the three and nine months ended September 30, 1997 and 1998, and cash flows for the nine months ended September 30, 1997 and 1998.

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year 1998.

EARNINGS PER SHARE. The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                             Three Months Ended                Nine Months Ended
                                                September 30                      September 30
                                            1997             1998            1997             1998
                                            ----             ----            ----             ----

Net income                                $ 14,054        $ 18,531        $ 42,974        $ 54,654
                                      =============  ==============   =============  ==============

Average common shares outstanding           49,236          48,994          49,378          48,988
Incremental shares from assumed
    conversions of stock options               568           1,108             484           1,003
                                      -------------  --------------   -------------  --------------

Dilutive potential common shares            49,804          50,102          49,862          49,991
                                      =============  ==============   =============  ==============

Basic earnings per share                   $  0.29         $  0.38         $  0.87         $  1.12
Diluted earnings per share                 $  0.28         $  0.37         $  0.86         $  1.09


New Accounting Pronouncements

      COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The new statement requires that all changes in equity during a period except those resulting from investments by and distributions to owners be reported as "comprehensive income" in the financial statements. Upon implementation, the Company included the net unrealized gain or loss on available-for-sale securities and foreign currency translation adjustments together with net income in the computation of comprehensive income. For the three months ended September 30, 1998, comprehensive losses were $83.3 million as compared to comprehensive income of $64.1 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, comprehensive income was $112.9 million as compared to $123.6 million for the nine months ended September 30, 1997.

      SOFTWARE REVENUE RECOGNITION. As of January 1, 1998, the Company adopted Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" which was effective for software licensing transactions entered into beginning in 1998. Certain of the Company's products are licensed, but revenues from licensed software products are not material to the Company as a whole. Implementation of the SOP 97-2 did not have a material effect on the three and nine months ended September 30, 1998 and the Company does not expect SOP 97-2 to have a material effect on the future consolidated results of operations of the Company.

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

      INTERNAL USE SOFTWARE. The Accounting Standards Executive Committee recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and requires that certain costs for the development of internal use software be recorded as an asset. Accordingly, certain primary types of development activities will be required to be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as incurred. The Company believes the effect of this SOP will result in the capitalization and amortization of certain software development costs which were previously expensed. The Company is currently evaluating the new standard and is unable to determine the effects on the Company's results of operations at this time.

2.  Investments

The Company's investments consist of the following (ownership percentage as of September 30, 1998):

                                                                             Carrying Value
                                                                       ---------------------------
                                                        Ownership       December 31, September 30,
(in thousands)                                         Percentage          1997          1998
                                                     ----------------  ------------  -----------

Available for sale securities:
Computer Sciences Corporation                                   5.5%     $ 360,400    $ 470,463
State Street Corporation                                        3.7%       347,509      325,859
USCS International, Inc.                                        4.7%        18,700       35,338
Euronet Services, Inc.                                         10.9%         9,136        5,261
Other                                                                       20,901       37,280
                                                                       ------------  -----------
                                                                           756,646      874,201
                                                                       ------------  -----------

Equity investees:
Boston Financial Data Services, Inc.                           50.0%        32,262       37,807
European Financial Data Services Limited                       50.0%         6,196        5,483
Argus Health Systems, Inc.                                     50.0%        10,649        4,402
Other                                                                       14,824       14,366
                                                                       ------------  -----------
                                                                            63,931       62,058
                                                                       ------------  -----------
                                                                         $ 820,577    $ 936,259
                                                                       ============  ===========

Certain information related to the Company's available for sale securities is as follows:

                                                                       December 31, September 30,
(in thousands)                                                             1997         1998
                                                                       ------------  -----------
Cost                                                                     $ 433,440    $ 455,535
Gross unrealized gains                                                     326,199      420,958
Gross unrealized losses                                                     (2,993)      (2,292)
                                                                       ------------  -----------
Market value                                                             $ 756,646    $ 874,201
                                                                       ============  ===========

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows for the periods presented:

                                                            For the Three Months              For the Nine Months
                                                            Ended September 30,               Ended September 30,
(in thousands)                                            1997             1998              1997             1998
                                                     ---------------  ---------------   ---------------  ---------------

Boston Financial Data Services, Inc.                        $ 1,829          $ 1,919           $ 4,989          $ 5,546
Argus Health Systems, Inc.                                      722              585             3,435            1,754
European Financial Data Services Limited                     (3,278)          (2,744)           (7,073)          (7,532)
Other                                                           220             (922)                6           (1,297)
                                                     ---------------  ---------------   ---------------  ---------------
                                                             $ (507)        $ (1,162)          $ 1,357         $ (1,529)
                                                     ===============  ===============   ===============  ===============

3.  USCS Merger
On September 2, 1998, the Company and USCS International, Inc. ("USCS"), a publicly traded company (NASDAQ: USCS), signed an agreement to merge USCS with a wholly owned subsidiary of the Company. Under the terms of the agreement, each USCS shareowner (other than the Company, USCS or their subsidiaries) will receive 0.62 of a share of DST common stock for each share of USCS common stock. The Board of Directors of each company has approved the transaction, which is intended to be a tax free reorganization and accounted for as a pooling of interests.

The transaction is subject to a number of conditions including approval by the shareowners of both companies. The proposed merger has received notice of early termination of the waiting period under the Hart-Scott-Rodino Act. The largest shareowner of the company (Kansas City Southern Industries, Inc., which now owns approximately 41% of the Company's common stock), and of USCS (George L. Argyros, a USCS director who now owns approximately 33% of USCS) have each agreed to vote for the merger. The merger is expected to be completed in the fourth quarter of 1998. At the completion of the transaction, Mr. Argyros and James C. Castle, Chairman and Chief Executive Officer of USCS, will be appointed to the DST Board of Directors.

The Company and USCS expect to incur approximately $6.5 to $10.5 million for investment banking and other transaction-related expenses as a result of the merger. The Company and USCS will defer recognition of these costs until the merger is completed. Management believes there are significant efficiencies, economies of scale, and productivity enhancements that could result from the integration of the Company and USCS. Such integration activities could result in nonrecurring expenses and restructuring charges being incurred to achieve the benefits. Such costs cannot be estimated at this time.

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

RECENT EVENTS

USCS Merger
On September 2, 1998, the Company and USCS International, Inc. ("USCS"), a publicly traded company (NASDAQ: USCS), signed an agreement to merge USCS with a wholly owned subsidiary of the Company. Under the terms of the agreement, each USCS shareowner (other than the Company, USCS or their subsidiaries) will receive 0.62 of a share of DST common stock for each share of USCS common stock. The Board of Directors of each company has approved the transaction, which is intended to be a tax free reorganization and accounted for as a pooling of interests.

The transaction is subject to a number of conditions including approval by the shareowners of both companies. The proposed merger has received notice of early termination of the waiting period under the Hart-Scott-Rodino Act. The largest shareholder of the company (Kansas City Southern Industries, Inc., which now owns approximately 41% of the Company's common stock), and of USCS (George L. Argyros, a USCS director who now owns approximately 33% of USCS) have each agreed to vote for the merger. The merger is expected to be completed in the fourth quarter of 1998. At the completion of the transaction, Mr. Argyros and James C. Castle, Chairman and Chief Executive Officer of USCS, will be appointed to the DST Board of Directors.

This merger, which is expected to be accretive to DST's earnings per share in 1999, represents a significant expansion of DST's presence in the output processing and customer management software and services industries. USCS, through its CableData, Inc. subsidiary, is the largest provider of customer management software to the cable television and convergence industries, currently servicing approximately 40 million subscribers worldwide. DST, through its DBS Systems Corporation subsidiary, provides subscriber management services to DirecTV. USCS' subsidiary, International Billing Services, Inc., provides bill presentation services to a variety of communications and other industries. DST's subsidiary, Output Technologies, Inc., provides a variety of output related services to a diversified group of industries, primarily in the financial services sector. The combination of these businesses is expected to generate synergy savings through combined economies of scale and coordinated production efficiencies. Additional savings will be realized through the elimination of duplicate costs associated with having two public companies.

The Company and USCS expect to incur approximately $6.5 to $10.5 million for investment banking and other transaction-related expenses as a result of the merger. The Company and USCS will defer recognition of these costs until the merger is completed. Management believes there are significant efficiencies, economies of scale, and productivity enhancements that could result from the integration of the Company and USCS. Such integration activities could result in nonrecurring expenses and restructuring charges being incurred to achieve the benefits. Such costs cannot be estimated at this time.

EquiServe
On February 10, 1998, Boston EquiServe, LP ("Boston EquiServe"), a 50% owned joint venture between Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and BankBoston Corporation, announced an agreement to combine with First Chicago Trust Company of New York ("First Chicago") by issuance of a 50% partnership interest to First Chicago in exchange for its shareowner services business. The transaction would create the largest corporate securities transfer agent in the United States, processing approximately 25 million accounts. The combination of the two businesses, to be named EquiServe, LP ("EquiServe"), is awaiting approval by the Federal Reserve Bank.

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

RESULTS OF OPERATIONS

Third Quarter and Year to Date 1997 versus Third Quarter and Year to Date 1998

For the quarter ended September 30, 1998, DST's consolidated net income was $18.5 million, or $0.38 basic and $0.37 diluted earnings per share, as compared to $14.1 million, or $0.29 basic and $0.28 diluted earnings per share, for the quarter ended September 30, 1997.

For the nine months ended September 30, 1998, DST's consolidated net income was $54.7 million, or $1.12 basic and $1.09 diluted earnings per share, as compared to $43.0 million, or $0.87 basic and $0.86 diluted earnings per share, for the nine months ended September 30, 1997.

Revenues
Consolidated revenues for the three and nine months ended September 30, 1998 were $186.3 million and $558.0 million, respectively, which represent increases of 16.5% and 17.7%, respectively, over the comparable 1997 periods.

U.S. revenues for the three and nine months ended September 30, 1998 were $152.3 million and $462.1 million, respectively, which represent increases of 13.5% and 14.1%, respectively, over the comparable 1997 periods. This revenue increase resulted from growth in mutual fund shareowner processing, output services, automated work distributor (AWD) fees and satellite television subscriber management fees. U.S. mutual fund processing revenues for the three and nine months ended September 30, 1998 have increased approximately 14.2% and 15.2%, respectively, over the prior year as shareowner accounts serviced increased to
48.9 million at September 30, 1998, an increase of 8.7% from 45.0 million at December 31, 1997 and 13.5% from 43.1 million at September 30, 1997. Increased Individual Retirement Account ("IRA") activity continued to contribute to account growth. For the quarter ended September 30, 1998, new IRA accounts totaled approximately 500,000 accounts, with approximately 27% of the new accounts consisting of new Roth or Educational IRA accounts. U.S. mutual fund output processing revenues for the three and nine months ended September 30, 1998 increased 15.9% and 13.7%, respectively, primarily related to the 18.2% and 18.9% increase in total pages printed for the three and nine months ended September 30, 1998, respectively. U.S. AWD workstations licensed increased 23.4% over year-end 1997 levels. Satellite television subscriber management revenues have increased 10% over the prior year quarter due to an increased number of subscribers and continuing systems development activities. Additionally, the Company received a one-time $2.6 million contract termination fee from a portfolio accounting client during the first quarter 1998.

The Company expects approximately 1.6 million mutual fund accounts from a new client to be converted onto its system during the fourth quarter of 1998. As expected and earlier reported, Prudential Financial Management Services internalized the processing for approximately 1,100,000 mutual fund shareowner accounts primarily during the first quarter of 1998. Also, approximately 650,000 accounts of GT Global Funds were converted off of the Company's system during the quarter as a result of GT Global's acquisition by the parent company of the AIM Family of Funds. The Company also expects that approximately 850,000 accounts from a remote client whose accounts were derived from a broker-dealer will be converted to the broker-dealer's system in the fourth quarter of 1998.

International revenues for the three and nine months ended September 30, 1998 were $34.0 million and $95.8 million, respectively, which represent increases of 32.2% and 39.0%, respectively, over the comparable 1997 periods. The increase in international revenues was attributable to higher investment accounting software and services revenues, increased Canadian mutual fund processing revenues and higher AWD software and services revenues. The planned introduction of the European Monetary Unit, which is expected to be effective beginning January 1, 1999, contributed to increased demand for the Company's international investment management products and services.

Costs and expenses
Consolidated costs and expenses for the three and nine months ended September 30, 1998 increased 17.8% and 17.9%, respectively, over the comparable 1997 periods to $139.9 million and $411.6 million, respectively, primarily as a result of increases in personnel costs to support business growth and increases in development costs for DST's new securities transfer system (Fairway). In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of depreciation expense. U.S. costs and expenses for the three and nine months ended September 30, 1998 increased 17.6% and 17.0%, respectively. International costs and expenses for the three and nine months ended September 30, 1998 increased 18.4% and 22.0%, respectively.

The Company continues to experience increases in compensation necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at rates above general inflation at least through 2000.

Depreciation and amortization
Consolidated depreciation and amortization for the three months ended September 30, 1998 increased 2.3% to $19.9 million. Consolidated depreciation and amortization for the nine months ended September 30, 1998 increased 3.7% to $60.7 million. The increase in depreciation for the nine months ended September 30, 1998 is primarily attributable to a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998, primarily associated with the $2.6 million contract termination fee referred to above, partially offset by a decrease in depreciation attributable to the renegotiation of certain third party software agreements noted above.

Interest expense
Interest expense for the three months ended September 30, 1998 decreased 6.7% over the prior year due to lower average debt balances. On a year to date basis, interest expense for 1998 has increased 1.3% over the prior year.

Other income
Other income increased $1.3 million and $1.0 million for the three and nine months ended September 30, 1998, respectively, primarily as a result of gains on sales of investment securities.

Equity in earnings (losses) of unconsolidated affiliates
Equity in losses of unconsolidated affiliates totaled $1.2 million for the quarter ended September 30, 1998 as compared to $0.5 million for the quarter ended September 30, 1997. Year-to-date, equity in losses of unconsolidated affiliates totaled $1.5 million in 1998 as compared to equity in income of $1.4 million in 1997. The Company's share of losses recorded at European Financial Data Services Limited ("EFDS") of $2.7 million during the third quarter 1998 was reduced from losses of $3.3 million for the respective 1997 quarter, but reflected increased losses as compared to the quarter ended June 30, 1998 as a result of increased costs associated with FAST2000 development and conversion activity. Year-to-date, losses recorded from EFDS totaled $7.5 million in 1998 as compared to $7.1 million in 1997 due to continuing development costs of FAST2000, which costs are being expensed as incurred and costs of conversions of new and existing client accounts to the new system. Lower earnings were recorded by Argus Health Systems due to the contract termination of a large client in late 1997. Higher operating earnings were recorded at Boston Financial Data Services, Inc. from increased levels of mutual fund activity.

Income taxes
DST's effective income tax rate was 31.6% for the three months ended September 30, 1998, as compared to 33.2% for the three months ended September 30, 1997, primarily caused by the recognition of benefits associated with new Missouri income apportionment rules designed to attract and retain mutual fund service companies. DST's effective income tax rate was 34.9% for the nine months ended September 30, 1998, as compared to 34.0% for the nine months ended September 30, 1997, primarily caused by changes in the components of taxable income and the effect of certain tax benefits recognized in 1997 relating to certain international operations. The increase in the effective tax rate for the nine months ended September 30, 1998 was partially offset by the Missouri apportionment rules previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash available from operating activities, borrowings from banks and financing from third-party vendors and others to fund operating, investing and financing activities.

Cash flows from operating activities totaled $125.1 million for the nine months ended September 30, 1998. Operating cash flows were affected by an $8.0 million dividend from Argus Health Systems.

Cash flows used in investing activities totaled $80.2 million for the nine months ended September 30, 1998. The Company has expended $54.2 million year-to-date for capital additions. Investments and advances to unconsolidated affiliates totaled $29.3 million, primarily for funding the development of FAST2000 at EFDS and for investments in available for sale securities.

Cash flows used in financing activities totaled $25.3 million for the nine months ended September 30, 1998. During the first quarter 1998, the Company repurchased 200,000 shares of common stock for $10.0 million, completing its 1.2 million share repurchase program. Financing activities also include $10.8 million in payments relating to accrued settlements of prior years' sales and use tax matters.

The Company maintains a $50 million bank line of credit facility to finance short-term working capital requirements available through May 1999, of which total borrowings were $27.2 million as of September 30, 1998. Additionally, the Company maintains a five-year revolving credit facility of $125 million with a syndicate of U.S. and international banks. Total borrowings of $30.0 million were outstanding on this facility at September 30, 1998.

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

Other

UNREALIZED GAINS ON SECURITIES. The Company holds, among other investments, approximately 8.6 million shares of Computer Sciences Corporation common stock and approximately 6.0 million shares of State Street Corporation common stock. At December 31, 1997 and September 30, 1998, the market value of the Company's investments in available-for-sale securities reflected aggregate unrealized gains (net of deferred taxes) of $197.0 million and $255.1 million, respectively, which are included in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet. Included in the computation of comprehensive income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income" are the $51.6 million net unrealized gain and $102.2 million net unrealized loss for the third quarter 1997 and 1998 respectively. For the nine months ended September 30, 1997 and 1998, net unrealized gains of $83.0 million and $58.1 million, respectively were included.

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

INTERNAL USE SOFTWARE. The Accounting Standards Executive Committee recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The new statement is effective for fiscal periods beginning after December 15, 1998 and requires that certain costs for the development of internal use software be recorded as an asset. Accordingly, certain primary types of development activities will be required to be capitalized, including coding and software configuration costs, costs of testing and installing the software, and when clearly distinguishable from maintenance, costs of upgrades and enhancements. The Company currently expenses costs of internally developed proprietary software as incurred. The Company believes the effect of this SOP will result in the capitalization and amortization of certain software development costs which were previously expensed. The Company is currently evaluating the new standard and is unable to determine the effects on the Company's results of operations at this time.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Financial Accounting Standards Board recently issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has historically not used derivative instruments and believes that implementation of this new standard will not have a material impact on the Company's results of operations.

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

The Company has completed its review and evaluation of its mission critical products, services and internal systems and is maintaining its schedule to achieve material Year 2000 readiness in such products, services and systems which are material by December 31, 1998. The Company anticipates internal readiness for all of its other material systems by June 30, 1999. The Company will continue testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999, subject to the cooperation of such third parties.

As part of resolving its Year 2000 issues, the Company is developing contingency plans. The Company has had for several years formal contingency plans for its Winchester Data Center in the event of a natural disaster or a processing failure such as those that could be caused by Year 2000 issues. The Company expects to formalize contingency plans for its other material business units, which would incorporate Year 2000 related contingencies, by March 31, 1999. The costs to address the Year 2000 related issues to date have not been material, and the Company does not anticipate such costs to become material in the future.

Although the Company is not aware of any material operational or financial Year 2000-related issues not being addressed, the Company cannot ensure that its computer systems, products, services or other systems or the computers and other systems of others upon which the Company depends will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. The Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000-related issues arising from the Company's customers or suppliers. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

A.  The following table presents the sources of the Company's revenues:

                                                                   Sources of Revenue
                                                            Nine Months Ended September 30,
                                                        1997                                    1998
                                       ------------------------------------    -----------------------------------
                                                                 (dollars in thousands)
U.S. revenues
   Mutual fund and
   Investment management
      Data processing services                 $ 211,420             44.6%            $ 243,490             43.6%
      Output processing                           63,919             13.5%               72,663             13.0%
                                       ------------------  ----------------    -----------------  ----------------
                                                 275,339             58.1%              316,153             56.6%

   Other output processing                        72,666             15.3%               81,247             14.6%
   Other                                          56,977             12.0%               64,729             11.6%
                                       ------------------  ----------------    -----------------  ----------------
Total U.S. revenues                              404,982             85.4%              462,129             82.8%
International revenues                            68,959             14.6%               95,843             17.2%
                                       ------------------  ----------------    -----------------  ----------------
Total revenues                                 $ 473,941            100.0%            $ 557,972            100.0%
                                       ==================  ================    =================  ================

B. The following table identifies geographic operating results:


                                                     For the Three Months              For the Nine Months
Geographic information                               Ended September 30,               Ended September 30,
(in thousands)                                      1997              1998             1997              1998
                                               ---------------   ---------------  ----------------  ---------------

U.S. revenues                                       $ 134,157         $ 152,270         $ 404,982        $ 462,129
U.S. income from operations                            20,854            22,057            66,824           74,619

International revenues                                 25,706            33,986            68,959           95,843
International income (losses) from operations             745             4,357              (582)          11,069


C. The following table summarizes certain key operating and financial data for the periods indicated:

                                                                      December 31,             September 30,
                                                                          1997                      1998
                                                                  ---------------------     ---------------------
Investment Market Values (in thousands) (1)
Computer Sciences Corporation                                         $ 360,400                 $ 470,463
State Street Corporation                                                347,509                   325,859
Euronet Services, Inc.                                                  $ 9,136                   $ 5,261

Other Operating Data
Mutual fund shareowner accounts processed (millions)
    U.S.                                                                   45.0                      48.9
    Canada                                                                  0.9                       1.5
    United Kingdom                                                          1.0                       1.5
TRAC-2000 mutual fund accounts (millions) (2)                               1.9                       2.4
TRAC-2000 participants (thousands)                                          696                       836
Portfolio Accounting System portfolios                                    1,925                     1,956
Automated Work Distributor workstations                                  35,100                    42,000


                                                                         Nine Months Ended September 30,
                                                                          1997                      1998
                                                                  ---------------------     ---------------------

Output Technologies pages printed (millions)                            1,067.0                   1,277.9
Argus pharmaceutical claims processed (millions)                          109.8                      98.2

(1) Based upon the closing price on the last trading day of the applicable period at the exchange where principally traded.

(2) Included in TA2000 mutual fund shareowner accounts processed.


The SEC recently amended its proxy rules to require a registrant, such as the Company, to disclose the date after which stockholder proposals that are not included in the Company's proxy statement are considered "untimely" for proxy solicitation purposes. Under the Company's By-laws, in order for such a stockholder proposal to be timely and otherwise validly brought before the Company's 1999 Annual Meeting of Stockholders, a stockholder must notify the Company's Corporate Secretary no earlier than February 11, 1999 and no later than March 13, 1999. The calculation of this notice period and By-law requirements for the contents of such notice are set forth in the Company's 1998 Proxy Statement, which can be obtained by contacting the SEC's Public Reference Branch or in the SEC's EDGAR database accessible through the SEC's web site on the World Wide Web at www.sec.gov.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number  Document
     10.6.2 Second Amendment to the Employee Stock Ownership Plan and Trust Agreement of DST Systems, Inc.
     10.6.3 Third Amendment to the Employee Stock Ownership Plan and Trust Agreement of DST Systems, Inc.
     10.7.2          Second Amendment to the 1996 Profit Sharing Plan
     27.1            Financial Data Schedule

(b) Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated July 23, 1998, reporting the announcement of financial results for the quarter ended June 30, 1998. The Company filed under Item 5 of Form 8-K, the Company's Form 8-K/A-2 dated August 4, 1998 amending and restating its Form 8-K dated March 15, 1996 (amended and restated April 13, 1998) setting forth certain cautionary statements identifying important factors that either individually or in combination with other factors could cause the Company's actual operating results to differ materially from those projected in forward-looking statements, whether oral or written, concerning the Company and made by, or on behalf of, the Company.

     The Company filed under Item 5 of Form 8-K, the Company's News Release dated September 2, 1998 concerning the announcement of the merger of USCS International, Inc. with a wholly-owned subsidiary of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on November 16, 1998.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)