Form 10-K
period 1998-12-31
DST SYSTEMS INC
filed 1999-03-29
CIK 714603

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14036
                            ------------------------

                               DST SYSTEMS, INC.

              (Exact name of Company as specified in its charter)

                  DELAWARE                             43-1581814
        (State or other jurisdiction         (I.R.S. Employer identification
     of incorporation or organization)                    no.)
     333 WEST 11TH STREET, KANSAS CITY,                   64105
                  MISSOURI                             (Zip code)
  (Address of principal executive offices)

         Company's telephone number, including area code (816) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                     Name of exchange on which registered
-----------------------------------------------  -----------------------------------------------
    COMMON STOCK, $0.01 PER SHARE PAR VALUE                  NEW YORK STOCK EXCHANGE
                                                             CHICAGO STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Company as of
                               February 26, 1999:
                  Common Stock, $.01 par value--$3,416,836,267

 Number of shares outstanding of the Company's common stock as of February 26,
                                     1999:
                    Common Stock, $.01 par value--62,983,157

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                                                     PART OF FORM 10-K INTO WHICH
DOCUMENT                                                                                     INCORPORATED
------------------------------------------------------------------------------  ---------------------------------------
Company's Definitive Proxy Statement for the 1999 Annual Meeting of                            Part III
Stockholders, which will be filed no later than 120 days after December 31,
1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DST SYSTEMS, INC.
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

           Cautionary Statement With Respect To Forward-Looking Comments................          2

                                              PART I

Item 1.    Business.....................................................................          2
Item 2.    Properties...................................................................         21
Item 3.    Legal Proceedings............................................................         22
Item 4.    Submission of Matters to a Vote of Security Holders..........................         22
           Executive Officers and Significant Employees of the Company..................         23

                                              PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters........         24
Item 6.    Selected Consolidated Financial Data.........................................         25
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................         26
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................         42
Item 8.    Financial Statements and Supplementary Data..................................         43
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................         76

                                             PART III

Item 10.   Directors and Executive Officers of the Company..............................         76
Item 11.   Executive Compensation.......................................................         76
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............         76
Item 13.   Certain Relationships and Related Transactions...............................         76

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............         77
           Signatures...................................................................         84

ALLIANT-TM-, AUTOMATED WORK DISTRIBUTOR-REGISTERED TRADEMARK-,
AWD-REGISTERED TRADEMARK-, CLASSROM-REGISTERED TRADEMARK-, CUSTIMA-TM-, CYBERCSR-REGISTERED TRADEMARK-, DDP/SQL-TM-, DIRECT ACCESS-TM-,
DST-REGISTERED TRADEMARK-, ENCORR-REGISTERED TRADEMARK-, ENTERPRISE REAL-TIME RATING SYSTEM-TM-, ERTRS-TM-, EXACT VIEW(SM), FAN-REGISTERED TRADEMARK-, FANMAIL-REGISTERED TRADEMARK-, FAST2000-TM-, FINANCIAL ACCESS NETWORK-REGISTERED TRADEMARK-, GLOBAL PORTFOLIO SYSTEM-REGISTERED TRADEMARK-, GPS-REGISTERED TRADEMARK-, HIPORTFOLIO/2-TM-, IMPART/2-TM-, INTEGRATED PHARMACY NETWORK SYSTEM-TM-, INTELECABLE-REGISTERED TRADEMARK-,
IPNS-REGISTERED TRADEMARK-, OPENDATAWAREHOUSE-TM-, OPENFRONTOFFICE-TM-, OPENMARKETDATAFEEDS-TM-, OPENMESSENGER-TM-, OPENORDERS-TM-,
OPENPERFORMANCESYSTEM-TM-, OPENPRODUCTS-TM-, OPENREPORTING-TM-, OPS-TM-, OTI-REGISTERED TRADEMARK-, PALADIGN-TM-, PAS-TM-, PORTFOLIO ACCOUNTING SYSTEM-TM-, POWERSTORE-REGISTERED TRADEMARK-,
RAPIDCONFIRM-REGISTERED TRADEMARK-, SECURITIES TRANSFER SYSTEM-TM-, STS-TM-, TA2000-REGISTERED TRADEMARK-, TECHCONNECT-TM-, TRAC-2000-REGISTERED TRADEMARK-, UPTIX-TM-, VISION MUTUAL FUND GATEWAY-REGISTERED TRADEMARK- referred to in this Report are included among the Company's trademarks and service marks. AIX, AS/400-REGISTERED TRADEMARK-,Challenge, COLD, DIRECTV-TM-, FUND/SERV-TM-, NETWORKING-TM-, ORACLE, OS/2-REGISTERED TRADEMARK-, SYBASE,
UNIX-REGISTERED TRADEMARK-, WINDOWS-REGISTERED TRADEMARK-, WINDOWS NT-REGISTERED TRADEMARK- and any other brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of their respective holders.

         CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K dated March 25, 1999, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 25, 1999 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     PART I

ITEM 1. BUSINESS

This discussion of the business of DST Systems, Inc. ("DST" or the "Company") should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth under the headings "Introduction" and "Seasonality" in the MD&A and the segment and geographic information included in Item 8, Note 13 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

                 RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS

The recent business developments of the Company and the Company's subsidiaries follow.

USCS MERGER

On December 21, 1998, the Company and USCS International, Inc. completed their merger (USCS Merger) through the issuance of .62 shares of DST common stock for each outstanding share of USCS common stock. DST issued approximately 13.8 million shares of common stock in the transaction. The USCS Merger was accounted for under the pooling of interests accounting method. Accordingly, the DST financial results have been restated to combine the historical results of operations of DST and USCS, adjusted for conformity of accounting policies relating primarily to USCS' depreciation and amortization policies and accounting for the costs of software developed for internal USCS use. In connection with the USCS Merger, the Company incurred $26.0 million ($19.4 million after taxes) of merger-related costs which were charged to operations in December 1998.

Both DST and USCS provide sophisticated information processing and computer software services and products. DST primarily serves mutual funds, investment managers, insurance companies, banks and other financial services organizations. USCS primarily serves cable television, multi-service providers, telecommunications and utilities companies. As a result of the Merger, the combined companies have a significant presence in terms of market share in financial services (primarily the mutual funds industry), customer management processing, and output solutions. Management believes the combined knowledge and expertise of DST and USCS should result in increased service capabilities and product offerings and should facilitate more rapid expansion into new markets.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership, 50% owned by Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of DST and State Street Corporation) and 50% by BankBoston Corporation. DST is currently developing a new securities transfer system ("Fairway") to be used by EquiServe to process all of its accounts. DST has also agreed with EquiServe to provide the data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its non-EquiServe securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS after the EquiServe Contribution. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the continued consolidation of the securities transfer industry. The acceptance of the defined components of Fairway is currently expected to occur in three stages beginning in the second quarter of 1999 and completing in the third quarter of 2000, at which time DST's non-EquiServe stock transfer business will be transferred to EquiServe.

CUSTIMA

In August 1998, USCS purchased 100% of the stock of United Kingdom based Custima International Holdings, plc ("Custima") for approximately $15.4 million ("Custima Acquisition"). Custima provides customer management software for the utilities industry and positions the Company to expand into and provide software and services to the U.S. utilities industry.

                       NARRATIVE DESCRIPTION OF BUSINESS

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units have been aggregated into three operating segments (Financial Services, Customer Management and Output Solutions). In addition, certain investments in equity securities, financial interests and real estate holdings have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks and other financial services organizations. The Company's proprietary software systems include shareowner accounting and recordkeeping systems offered to the U.S. mutual fund industry; a shareowner accounting and recordkeeping system offered to non-U.S. mutual funds and unit trusts; a securities transfer system offered primarily to corporate trustees and securities transfer agents; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; an image-based work management system offered primarily to mutual funds, insurance companies and other financial services organizations; and securities exchange and broker order systems offered to brokers and companies involved in the exchange of equity, bond and derivative securities primarily outside the U.S.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management processing and computer software services and products to cable television, direct broadcast satellite ("DBS"), wireless and wire-line telephony, utilities and multi-service providers in more than 30 countries. The Company's proprietary software systems enable its clients to manage mission-critical customer relationship functions, including new account set-up, order processing, customer support, customer billing, management reporting and marketing analysis.

The Customer Management Segment distributes its services and products on a direct basis and through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world. As a result of the Custima Acquisition, the Segment is offering its software systems and services to the utilities industry.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides statement processing services and solutions in North America to customers of the Company's Financial Services and Customer Management Segments, and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

INVESTMENTS AND OTHER

The Investments and Other Segment holds certain investments in equity securities, financial interests, the Company's real estate subsidiaries and the Company's hardware leasing subsidiary. The Company holds certain investments in equity securities with a market value of approximately $1.0 billion at December 31, 1998, including approximately 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $554.6 million and 6.0 million shares of State Street Corporation ("State Street") with a market value of $420.8 million. Additionally, the Company owns and operates real estate in North America which is held primarily for lease to the Company's other business segments.

INDUSTRY REVENUE

The Company's sources of revenue by major industries served are presented below. The industries listed may be served by more than one of the Company's business segments.

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                           1998                  1997                  1996
                                   --------------------  --------------------  --------------------
                                                        (DOLLARS IN MILLIONS)
U.S. REVENUES
Mutual fund / investment
  management.....................  $   429.1       39.1% $   374.0       39.3% $   335.7       39.8%
Other financial services.........      126.9       11.6      109.2       11.5       91.1       10.8
Cable/satellite TV...............      211.6       19.3      197.6       20.8      172.1       20.4
Telecommunications and
  utilities......................      127.8       11.7      104.5       11.0       93.9       11.1
Other............................       46.7        4.3       47.1        5.0       55.6        6.6
                                   ---------  ---------  ---------  ---------  ---------  ---------
    Total U.S. revenues..........      942.1       86.0      832.4       87.6      748.4       88.7
                                   ---------  ---------  ---------  ---------  ---------  ---------
INTERNATIONAL REVENUES
Mutual fund / investment
  management.....................       98.7        9.0       67.4        7.1       57.5        6.8
Other financial services.........       23.6        2.1       24.2        2.5       18.0        2.1
Cable/satellite TV...............       21.6        2.0       16.7        1.8       11.2        1.3
Telecommunications and
  utilities......................        3.1        0.3        1.7        0.2        1.9        0.2
Other............................        7.0        0.6        7.6        0.8        7.0        0.9
                                   ---------  ---------  ---------  ---------  ---------  ---------
    Total international
      revenues...................      154.0       14.0      117.6       12.4       95.6       11.3
                                   ---------  ---------  ---------  ---------  ---------  ---------
TOTAL REVENUES...................  $ 1,096.1      100.0% $   950.0      100.0% $   844.0      100.0%
                                   ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------

                           FINANCIAL SERVICES SEGMENT

The Financial Services Segment attributes its growth to the expansion of the mutual fund industry and to the Segment's business strategy. The primary components of the Segment's ongoing business strategy are: (i) enhancement of its technology base and development of new services and products to strengthen its position as the leading provider of information processing services to the U.S. mutual fund market; (ii) expansion into markets where it can provide similar information processing and computer software services and products; and
(iii) formation of strategic alliances and joint ventures with or acquisitions of established companies operating in target markets, both in the U.S. and internationally.

The growing volume and complexity of transactions in the financial services market and other markets have resulted in increasing demand for more sophisticated systems to timely and accurately process information. Computer technology has provided an effective means of addressing this demand, but requires significant capital investment and expertise. As a result, many financial service organizations have relied on outside providers, such as the Company. The Company expects the information processing needs of these organizations to grow in volume and complexity presenting the Financial Services Segment with significant opportunities to sell its services and products.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
FINANCIAL SERVICES OPERATING DATA
Revenues (in millions)
  U.S............................................................  $   390.1  $   338.0  $   308.2
  International..................................................      117.5       87.0       70.0
                                                                   ---------  ---------  ---------
                                                                   $   507.6  $   425.0  $   378.2
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Mutual fund shareowner accounts processed (millions)
  U.S............................................................       49.8       45.0       41.1
  Canada.........................................................        1.6        0.9        0.3
  United Kingdom (1).............................................        1.4        1.0        0.4
TRAC-2000 mutual fund accounts (millions) (2)....................        2.5        1.9        1.3
TRAC-2000 participants (thousands)...............................        905        696        560
IRA mutual fund accounts (millions) (2)..........................       12.0        9.6        8.7
Portfolio Accounting System portfolios...........................      1,962      1,925      1,725
Automated Work Distributor workstations..........................     45,300     35,100     19,700

------------------------

(1) Processed by EFDS, an unconsolidated affiliate of the Company

(2) Included in U.S. mutual fund shareowner accounts processed

                     U.S. MUTUAL FUND SHAREOWNER PROCESSING

Most of the Financial Services Segment's mutual fund clients are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as "redemptions") of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual funds on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, timely and accurate accounting and recordkeeping of shareowner and fund investment activity is critical.

In addition, investors' attraction to a wide array of mutual fund investment products with increasingly specialized features has significantly increased the number of mutual fund shareowner accounts, the volume of transactions and the complexity of recordkeeping. The Company has made significant investments in computer capacity and systems to handle the increasing volumes, to maintain its leadership position and to improve quality and productivity.

The Company typically enters into multi-year written agreements with its clients. Most of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

SHAREOWNER ACCOUNTING AND RECORDKEEPING

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to broker-dealers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation, wrap fee calculations and broker commissions. At December 31, 1998, the Company provided shareowner accounting processing services for approximately 49.8 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on a wide range of levels. "Full" service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, broker-dealers and others, and handle the TA2000 functions described above. "Remote" service processing is designed to allow clients to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company's telecommunications network.

Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners. To address clients' desires to control shareowner interaction, the Company structured its services to allow the clients' personnel to handle customer telephone inquiries while the Company's or an affiliate's personnel retain transaction processing functions. This service was facilitated by the implementation of Automated Work Distributor ("AWD"), which creates electronic images of transactions and enables such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through fees charged for use of the Company's proprietary software systems, clerical processing services and other related products. These fees are generally charged on a per account and number of funds basis for system processing services and on a per account, number of fund and transaction basis for clerical services. The Company's policy is not to license TA2000.

RETIREMENT PLAN ACCOUNTING AND RECORDKEEPING

The Company's TRAC-2000 product provides recordkeeping and administration for defined contribution plans, including 401(k), 403(b), money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC-2000 interfaces directly with TA2000 thereby eliminating the potential for reconciliation problems that occur when different systems are used for participant recordkeeping and mutual fund shareowner accounting. TRAC-2000 is offered on a full-service basis through BFDS and on a remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because
(i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans.

ADDITIONAL MUTUAL FUND SERVICES AND PRODUCTS

The Company has developed products to meet the changing service requirements and distribution channels of the mutual fund market as well as the increasing regulatory requirements affecting that market.

The Company maintains a high volume interface with Fund/Serv and Networking, two systems developed by the National Securities Clearing Corporation for broker-dealer distributed mutual funds. The Company has also developed systems and communication infrastructure products that facilitate emerging channels of mutual fund sales and distribution. One of these systems, FanMail, provides independent financial planners with trade confirmations, account positions and other data via public network access. A Windows-based enhancement to FanMail called Vision Mutual Fund Gateway provides real-time inquiry capabilities for broker-dealers and the financial planning community through the Internet.

The Company has developed the Financial Access Network ("FAN") to support emerging forms of electronic distribution for mutual funds. FAN enables mutual fund companies to transmit mutual fund literature via the Internet to shareowners and potential investors who visit their proprietary web pages and enables the shareowners to review their accounts and direct mutual fund transactions, such as purchases, redemptions and exchanges from personal computers.

Revenues from these new services and products are based generally on the number of transactions processed.

BOSTON FINANCIAL DATA SERVICES, INC. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to over 138 U.S. mutual fund companies. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC-2000 system. BFDS is the Financial Services Segment's largest customer, accounting for approximately 12.2% of the Segment's revenues in 1998.

                         AUTOMATED WORKFLOW MANAGEMENT

The Company's Automated Work Distributor ("AWD") system is a document based, intelligent workflow and customer relationship management system. AWD captures transactions at their source (such as paper, phone calls or faxes), converts them into electronic documents, stores and electronically moves them to the appropriate work area and person for processing. AWD integrates high-speed scanning, character recognition, digitized voice, call center technology, optical storage and automated correspondence to automate work processes traditionally performed by hand. AWD also performs statistical quality control sampling and provides productivity reporting for each individual using the system.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on AS/400, Windows NT or UNIX servers utilizing Windows, OS/2 and thin client desktops. AWD interfaces with existing mainframe or other server lines of business applications. AWD is primarily installed in investment management firms, insurance companies and banks located in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific. In addition, Computer Sciences Corporation Financial Services Group ("CSC-FSG") distributes the Company's AWD product to life and property and casualty insurance companies worldwide.

The Company has developed modular components enabling AWD to support various means of customer interaction. These products include EnCorr, which automates the creation and printing of correspondence; PowerStore, which enables optical media access for AWD users; AWD/RIP, which imports work into AWD from other computer systems and external networks; AWD/ST which fully automates transaction processing; and AWD/NetServer to extend AWD functionality to intranet and Internet environments. AWD/Voice was developed to support the infrastructure requirements of mid-to-high volume call centers. AWD/Voice integrates call record/playback technology and computer-telephony integration technology into the AWD system. AWD/Voice supports various call center desktop applications and has been implemented in insurance and mutual funds environments.

The Company derives AWD revenues from multi-year bundled service and usage agreements based on the number of workstations accessing the software and fixed fee perpetual license agreements that may include provisions for additional license payments in the event the number of users increases. The Company also derives AWD revenues from fees for customized installation and programming services and annual maintenance fees.

            PORTFOLIO ACCOUNTING AND INVESTMENT MANAGEMENT PRODUCTS

The Company offers products that support the portfolio accounting and investment management functions of the financial services industry. These products include the Portfolio Accounting System ("PAS"), HiPortfolio/2, OpenProducts and Global Portfolio System ("GPS"). The Company offers a complete solution to firms managing mutual funds, institutional advisory accounts, or both.

PAS is an integrated multi-currency fund accounting system that maintains accounting records for mutual funds and unit investment trusts with U.S. and international assets, computes daily income and expense for each portfolio and calculates the fund's daily net asset value ("NAV") which appears in the financial media. The Company derives revenues generally based on the number of mutual fund portfolios processed by PAS.

HiPortfolio/2 is also designed for medium and large investment management firms that are seeking a turnkey system for investment accounting that can meet their local and international requirements with a minimum amount of customization. HiPortfolio/2 is a scalable, comprehensive front, middle and back office solution.

The range of OpenProducts include OpenFrontOffice (a front office GUI-based trading system), OpenPerformance (a performance measurement and attribution system), OpenDataWarehouse, OpenOrders (automated order management), OpenReporting (high quality desktop publishing and client reporting), OpenMessenger (Straight Through Processing), OpenMarketDataFeeds (management of external market data) and a number of others under development.

GPS is designed for medium and large investment management companies with advisory accounts that want a customized solution. The system is a rules-based, multi-currency transaction processing and portfolio accounting system with a Windows-based graphical user interface ("GUI") and a variety of reporting alternatives. With its client server, relational database architecture (Sybase or Oracle), GPS can seamlessly integrate with the Company's range of OpenProducts or can interface with a wide range of third-party systems.

The Company derives revenues from HiPortfolio/2, OpenProducts and GPS, from license fees, fees for customized installation and programming services and annual maintenance fees.

                          SECURITIES TRANSFER PRODUCTS

The Company's existing system to support the securities transfer market, the Securities Transfer System ("STS"), provides a wide array of corporate stock and bond security holder recordkeeping services, including maintaining ownership records, recording ownership changes, issuing certificates, issuing and tabulating proxies, calculating and disbursing dividends and interest, processing dividend reinvestments, tax reporting and responding to shareowner inquiries through on-line data access. STS also maintains shareowner activity for closed-end mutual funds and unit investment trusts. EquiServe currently uses STS to process approximately 5.4 million accounts.

See "Recent Developments" above for further discussion of EquiServe.

                   WINCHESTER INFORMATION PROCESSING SERVICES

Winchester Information Processing Services primarily supports the computing needs of the Company's Financial Services Segment with two data centers in Kansas City, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester has mainframe computers with a combined processing capacity of over 4.3 billion instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 21 trillion bytes. Winchester also contains over 150 servers supporting NT, UNIX, and AS/400 small and midrange computing environments. These servers are used to support DST's products and processing for certain of the Company's affiliates. The physical facility is designed to withstand natural disasters including tornado-force winds.

The Poindexter Data Center ("Poindexter") supports the Company's AWD Image processing services. Poindexter has a total of 11,500 square feet, of which 8,500 are currently used for the computer room. The computer room houses IBM AS/400 computers and optical storage systems, which support over 2,000 AWD Image users. AWD users include DST's Full-Service area as well as several of the Company's remote AWD customers. Poindexter also houses over 250 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries.

Both data centers are staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company's clients. The network, which serves more than 96,000 computer users, has redundant pathing and software which provide for automatic rerouting of data transmission in the event of carrier circuit failure.

The Company has an agreement with a commercial disaster recovery provider for computer processing in the event of a computer failure at Winchester. The Company's data communications network is linked to the disaster recovery provider's facility and network to enable client access to the disaster recovery facility. Poindexter's AS/400 processors and the AS/400 processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests the disaster recovery processes for both data centers.

                      ARGUS HEALTH SYSTEMS, INC. ("ARGUS")

Argus is a 50% owned joint venture of the Company and a privately held life insurance holding company. Argus provides managed care pharmaceutical claim processing services using its proprietary computer processing system, Integrated Pharmacy Network System ("IPNS"). IPNS is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and alerts dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions. Argus is currently developing a new client/server based claims processing system which will replace IPNS.

The Company provides data processing, telecommunications and output solutions services to Argus, and Argus operates IPNS at Winchester and Poindexter. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

                            INTERNATIONAL BUSINESSES

DST INTERNATIONAL LIMITED ("DST INTERNATIONAL")

DST International, a United Kingdom company, provides investment management and portfolio accounting software and services with over 500 installations in 40 countries worldwide, serviced by offices in the United Kingdom, U.S., Australia, New Zealand, Hong Kong, Singapore, Thailand, and the South Africa. Its primary applications include HiPortfolio/2, a client server based investment management system and OpenProducts, a series of high technology products directly integrated with HiPortfolio/2. Among DST International's other products are Impart/Uptix, Paladign and GPS. In addition to investment management and portfolio accounting software and services, DST International distributes and supports AWD outside North America.

EUROPEAN FINANCIAL DATA SERVICES LIMITED ("EFDS")

A United Kingdom joint venture of the Company and State Street, EFDS provides full and remote service processing for unit trusts and related products serving
1.4 million unitholder accounts at December 31, 1998. During 1998, EFDS began implementation of FAST2000, a new unit trust accounting system. The Company believes that the successful conversion of clients onto the new system, which is expected to be completed by the end of 1999, should improve the profitability of the joint venture in 2000 and allow it to pursue new clients in the United Kingdom market.

DST CANADA, INC. ("DST CANADA")

DST Canada provides remote mutual fund shareowner processing and licenses its mutual fund shareowner system to mutual fund companies primarily in the Canadian financial services market. Revenues are derived from providing remote mutual fund shareowner processing services and time and material fees for client-specific enhancements and support to the remote processing system, and to a lesser degree from licensing its mutual fund shareowner system to mutual fund companies. DST Canada is currently enhancing its system for operation in the Japanese marketplace in anticipation of a developing Japanese mutual fund market.

CFDS LIMITED ("CFDS")

A Canadian subsidiary of BFDS, CFDS provides full-service processing to the Canadian mutual fund industry using DST Canada's mutual fund system and full-service processing for U.S. off-shore mutual funds using TA2000.

DST CATALYST, INC. ("DST CATALYST")

DST Catalyst develops, markets, installs, and maintains computer systems to support securities exchanges and brokerage firms and performs research and consulting related to the development of financial markets and institutions. Headquartered in Chicago, DST Catalyst principally derives its revenues from international locations where its software systems are being operated or are installed. The Chicago Stock Exchange holds a 19% interest in DST Catalyst.

                             CUSTOMER CONCENTRATION

The Financial Services Segment's five largest clients accounted for 29.6%, 30.1%, and 29.9% of segment revenues in 1998, 1997 and 1996, respectively. BFDS, the Segment's largest customer, accounted for 12.2%, 10.9%, and 11.4% of segment revenues in 1998, 1997 and 1996, respectively.

                            MARKETING / DISTRIBUTION

In the U.S. and Canada, the Financial Services Segment identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The Segment's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Segment's sales efforts are closely coordinated with its joint venture and strategic alliance partners.

Sources of new business for the Segment include (i) existing clients, particularly with respect to complementary and new services and products; (ii) companies relying on their own in-house capabilities and not using outside vendors; (iii) companies using competitors' systems; and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business.

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

DST International markets its investment management and portfolio accounting software and services directly to medium and large investment management firms. Generally, DST International's customers are seeking a turnkey system for investment accounting that can meet their requirements with a minimum amount of customization. Each of DST International's offices has a dedicated sales force and a team of consultants that can sell, install and implement these products.

                                  COMPETITION

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered including the ability to handle rapidly changing transaction volumes, commitment to hardware capacity and software development, and price. The Company believes there is significant existing competition in its markets. The Company's ability to compete effectively is dependent on the availability of capital. Some of the Company's competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company's shareowner accounting systems compete not only with third-party providers but also with in-house systems and broker-dealer firms that perform sub-accounting services for the brokerage firms' customers that purchase or sell shares of mutual funds of the Company's clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are First Data Investor Services, Inc. and Sungard Data Systems, Inc.

The Company has significant competition with its portfolio accounting and investment management systems. Principal competitors are third-party software service providers and those companies that license their products. The key competitive factors in the investment management systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for portfolio accounting and investment management systems are Sungard Data Systems, Inc., State Street Corporation (including Princeton Financial Systems, Inc.), Misys plc, SS&C Technologies, Inc., and Datastream Systems, Inc.

The Company's automated workflow system competes with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant competitors for automated workflow systems are Filenet Corporation, Pegasystems Inc., and Staffware plc.

                          CUSTOMER MANAGEMENT SEGMENT

The Customer Management Segment provides sophisticated customer management processing and computer software services and products to cable television, direct broadcast satellite ("DBS"), wireless and wire-line telephony, multi-service providers and utilities which serve more than 44 million end-users worldwide. The Company's proprietary software systems enable its clients to manage mission critical customer relationship functions, including new account set-up, order processing, customer support, customer billing, management reporting and marketing analysis. The Company's software currently supports more than 40% of U.S. cable and satellite television subscribers and is used by many of the largest cable television service providers and the largest DBS provider in the U.S.

The Segment primarily derives its revenues for customer management processing and computer software services and products based on the number of end-users of the services offered by its clients, the number of bills mailed and/or the number of images produced under multi-year bundled service and usage agreements. These agreements are typically subject to periodic renewals and inflation-based fee adjustments. Certain of the Company's customers license the customer management software under term license agreements.

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
CUSTOMER MANAGEMENT OPERATING DATA
Revenues (in millions)
  U.S...............................................................  $   198.4  $   186.2  $   161.1
  International.....................................................       23.3       16.7       11.2
                                                                      ---------  ---------  ---------
                                                                      $   221.7  $   202.9  $   172.3
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------
Cable/satellite TV subscribers processed (millions)
  Total before discontinued customer................................       35.6       30.8       26.9
  Discontinued customer(1)..........................................        2.4       10.9       11.4
                                                                      ---------  ---------  ---------
                                                                           38.0       41.7       38.3
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

------------------------

(1) See also discussion in Customer Management Segment--Customer Concentration

The Company offers a variety of customer management services and products designed to meet the needs of both global and local service providers. Most of the Company's products are scaleable and are available in basic systems with optional modules, including the Company's new Internet-based customer support products, CyberCSR and TechConnect, which allow the service provider to design a customized system which can effectively manage a growing customer base.

                              SYSTEMS AND SERVICES

INTELECABLE

Intelecable is designed to support single and multi-service providers worldwide. Intelecable is available on either a standalone or service bureau basis and supports a diverse array of communications services, including cable television, telephony, combined cable/telephony, interactive video and DBS. Intelecable is based on an open systems, relational database architecture, which facilitates customization and interoperability with other information systems without complex code changes. Intelecable may be operated in a variety of foreign languages, including Japanese and Chinese. First installed in 1993, Intelecable is now installed in over 100 locations worldwide.

DDP/SQL

The Company's primary software system for the traditional North American cable television provider market is DDP/SQL. Many of the largest cable television service providers in the U.S. use the DDP/ SQL system. The Company offers DDP/SQL on either a stand-alone or a service bureau basis. Stand-alone systems currently support approximately 84% of the DDP/SQL client subscriber base, while approximately 16% are supported on a service bureau basis. For stand-alone clients, the Company installs a complete DDP/ SQL system at the provider's facility, including necessary hardware and peripherals. Clients using a service bureau arrangement access the Company's on-line processors via wide area networks. DDP/SQL runs on parallel processing hardware manufactured by Tandem. The Company is a value-added reseller of Tandem equipment. The Company also sells to its clients peripheral hardware made by manufacturers other than Tandem, and generally enters into hardware maintenance agreements with its clients. The Company's Investments and Other Segment also provides lease financing and maintenance services primarily for companies operating systems on a stand-alone basis.

SUBSCRIBER TRANSACTION MANAGEMENT SYSTEM ("STMS")

The Subscriber Transaction Management System was developed to manage the customer management and output solutions related activities for DirecTV, Inc., the largest DBS provider in the U.S. The Company is expanding the scope of STMS to address the needs of other direct broadcast satellite operators that provide non-television and interactive services and to international providers.

ALLIANT

The Company markets its Alliant PC-based customer management software product to domestic and international cable operators that have lower transaction volume requirements than operators supported by DDP/SQL or Intelecable. Alliant is designed to introduce smaller cable operators to the Company's products, with the expectation that such operators will migrate to Intelecable or DDP/SQL as their businesses grow.

ENTERPRISE REAL-TIME RATING SYSTEM ("ERTRS")

The Enterprise Real-Time Rating System is a rating engine designed to rate cellular, wireline, data and Internet services, providing a complete convergence rating system for carriers that bundle multiple service offerings to meet customers' needs. The Company is currently marketing the ERTRS system on a stand-alone basis and has integrated the ERTRS capability into the Intelecable product.

CUSTIMA

The Company's CUSTIMA software system supports the customer management activities of electric, gas, water and waste utilities. Functionality of the application includes customer marketing, meter management, complex billing, credit management and customer contact processing. CUSTIMA is an open system product that runs on six hardware platforms.

PROFESSIONAL SERVICES, TRAINING AND SUPPORT

The Company maintains various professional services groups to provide global consulting services to its software customers, including assistance with database definition and initialization, system operations, network consolidation, and performance and decision support services. These groups also provide clients with assistance in developing custom-tailored applications and interfaces that operate with the Company's customer management software to enhance client operations. The Company provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training. The Company's ClassROM software provides interactive instruction and product training on CD-ROM. The Company maintains training facilities in California and the U.K.

CLIENT SUPPORT AND CARE

The Company provides worldwide training and support to its clients including broad-based, 24-hour, 7-day support and technical assistance. Internationally, Intelecable is supported by teams located in the U.S. and the U.K. as well as by alliance partners.

                             CUSTOMER CONCENTRATION

The Customer Management Segment's five largest clients accounted for 54.8%, 58.5%, and 57.4% of segment revenues in 1998, 1997 and 1996, respectively. Tele-Communications, Inc. ("TCI"), the Customer Management Segment's largest customer, accounted for $35.9 million or 16.2%, $48.7 million or 24.0%, and $52.0 million or 30.2% of total revenue in 1998, 1997, and 1996, respectively. See also discussion of the Customer Management Segment's revenues and TCI under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Form 10-K.

                            MARKETING / DISTRIBUTION

Software and services are sold primarily to cable, DBS, utility and multi-service providers through direct sales channels and in conjunction with international alliance partners. In North America, the Company operates a software and services sales and marketing team, including account management, product management and technical support teams.

The Segment's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., U.K., Brazil and Australia. In addition to direct sales, the Company has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

                                  COMPETITION

The market for the Company's products and services in the Customer Management Segment is highly competitive, and competition is increasing as additional market opportunities arise. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for customer management software systems are Convergys, Inc. and CSG Systems International, Inc.

The Company believes that to remain competitive it will require significant financial resources in order to market its existing products and services, to maintain customer service and support and to invest in research and development. Many of the Company's existing and potential competitors may have greater resources than the Company. The Company expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price/performance characteristics.

                            OUTPUT SOLUTIONS SEGMENT

The Output Solutions Segment provides statement processing services and solutions to customers of the Company's Financial Services and Customer Management business segments, other parties in the telecommunications and utilities industries as well as other industries which require high quality, accurate and timely statement processing. The segment also offers a variety of complementary professional services, including consulting, application development and client training, as well as statement design and formatting services that allow clients to use the statements as a communication and marketing tool.

The Company is among the largest first class mailers in the U.S., mailing nearly
1.5 billion items in 1998. Revenues are generally dependent on the volume of statements processed. The sources of revenue by major industry served are listed below.

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
OUTPUT SOLUTIONS OPERATING DATA
Revenues (in millions)
U.S. revenues
  Mutual fund/investment management.............................  $    94.8  $    84.5  $    77.7
  Other financial services......................................       63.5       57.3       39.2
  Cable/satellite TV............................................       67.0       62.2       56.4
  Telecommunications and utilities..............................      126.0      104.5       93.9
  Other.........................................................       50.2       44.0       52.7
                                                                  ---------  ---------  ---------
                                                                      401.5      352.5      319.9
                                                                  ---------  ---------  ---------
International revenues
  Mutual fund/investment management.............................        1.6        0.3        0.1
  Other financial services......................................        3.2        4.4        6.2
  Telecommunications and utilities..............................        1.4        1.7        1.9
  Other.........................................................        7.0        7.5        6.1
                                                                  ---------  ---------  ---------
                                                                       13.2       13.9       14.3
                                                                  ---------  ---------  ---------
                                                                  $   414.7  $   366.4  $   334.2
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

Images produced (millions)......................................      5,087      4,221      3,806
Items mailed (millions).........................................      1,490      1,331      1,206

                         OUTPUT SERVICES AND SOLUTIONS

Statement processing services and solutions are provided in a fully integrated and automated production environment that rapidly and cost-effectively transform electronic data received from the client into informative, accurate and customized statements. Because of its highly automated production environment, the Company is able to maximize postal savings while minimizing delivery time for its clients.

For the financial services industry, the Company performs electronic printing, variable and selective insertion, presorted mailing and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports.

The Company provides statement processing services and solutions to the cable/satellite TV, telecommunications, utilities, transportation and other service industries. The Company cost-effectively transforms electronic data received from the client into informative, accurate and customized billing statements.

To address the needs of multi-service providers, the Company also offers consolidated statements, which combine data from multiple services, such as wireless and wire-line telephony, into a single integrated statement. Consolidated statements can offer clients significant savings both in paper and mailing costs. Consolidated statements can also be a powerful marketing tool for companies seeking to establish brand name recognition and sell combined services.

The Company offers a full range of technical support for the Company's statement processing clients. Customized programming tools have been developed that allow it to receive electronic information streams from a variety of client systems without the need to make changes to the customer's system. These tools allow for rapid and smooth transitions when clients outsource statement processing functions to the Company.

To attract clients who want to take advantage of the Company's advanced processing and functions in their own facilities, rather than on an outsourced basis, the Company has licensed its statement processing technology. AT&T and Bell Atlantic currently license the Company's statement processing software. The Company intends to pursue additional technology licensing opportunities domestically as well as in international markets.

ELECTRONIC DELIVERY ALTERNATIVES

The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for the development of electronic statement presentment. The proliferation of on-line services and the Internet provides an opportunity for service providers to provide statements to customers electronically through personal computers or related devices. The Company believes that, as electronic statements and payment solutions become more accepted, communications service providers, utilities, financial services and other industries will require electronic statement presentment capabilities. The Company has developed an electronic statement-processing product and has announced marketing alliances with several companies including CyberCash, Checkfree, Microsoft, Intuit, NETdelivery and others to begin actively marketing an electronic statementing alternative. Because of its existing volume, state-of-the-art processing systems, and client relationships, the Company believes it is in a unique position to become a one-stop, full-service supplier of either paper-based or electronically delivered statements.

RAPID CONFIRM

For the brokerage industry, the Company offers Rapid Confirm, one of the fastest ways to deliver trade confirmations. Utilizing MailNet, the largest domestic distributive print network, the Company provides speed of delivery through the United States Postal Service (USPS). With distributive print-mail sites strategically located throughout the U.S., 90 percent of the Company's mail is delivered in two days or less at discounted presort rates. Confirmations can be consolidated, householded, and may be printed with dynamic highlight color for greater visual impact.

STATEMENT-BASED MARKETING SERVICES

The Company provides statement-based marketing services that allow its clients to transform regular customer statements into communication tools. The statement is often the only form of regular communication between a service provider and its customers. Many clients have the opportunity, through the Company's statement-based marketing and creative design services, to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to their customers.

COMPUTER OUTPUT LASER DISC

Info-Disc allows clients to access accurate images of printed customer documents on-line as they appear on paper, including logos, personalized pie charts and custom graphics. Info-Disc can index up to 255 data fields and can utilize up to five criteria at a time, making search and retrieval of information quick and efficient. Info-Disc also allows the flexibility to transfer customer information to spreadsheets and create reports from indexed data. The Company also holds a 20% interest in PSI Technologies Corporation ("PSI"), the developer of the Info-Disc software technology. In conjunction with this investment, the Company exclusively markets PSI's software technology to the mutual fund industry.

EXACT VIEW

An alternative viewing mechanism to the Computer Output Laser Disc is Exact View, which combines the Company's statement data management and imaging capabilities with proven archive technology to allow customer service representatives to view an exact replica of each customer statement. Exact View is a client-server solution on an open platform architecture that works easily with standard industry products. The database is compatible with a variety of server platforms leveraging standard database software.

DIRECT ACCESS

Direct Access is a unique web-based program that enables our billing customers to have real-time monitoring and reporting functions. Using standard internet browsers and entry through secured access to our extranet, customers can monitor their data from the time of completed transmission to the moment it leaves the Company's facilities, thus providing the power to view every step of the process remotely.

COMPUTER OUTPUT MICROFILM

For statement information that must be stored for long periods of time for historical or legal purposes and referenced only occasionally, the Company offers a computer output to microfilm product, usually in the form of microfiche. Retrieval costs are considerably lower for this type of media than for others.

FULFILLMENT AND TELEMARKETING

The Company offers a variety of telemarketing and fulfillment services including
i) Call Center Management to support the literature distribution needs of its clients; ii) Pick & Pack Services offering dynamic package configuration and inventory management; and iii) Replenishment Print Services offering print-on-demand technology; and iv) Electronic fulfillment over the Internet.

                             PRODUCTION FACILITIES

The Company's primary production facilities are in Northern California, Kansas City, Hartford, Boston, Denver, St. Louis, New York, and Toronto. These facilities use both roll form and sheet fed production processes and can perform variable and selective insertion and pre-sorted mailing.

The Company has patented processes and technologies, that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data, (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission, and (iv) enables postal processing, sorting and discounting to be performed on-line.

Full real-time automation enables the Company to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data-transmission capabilities. A local area network links the production equipment to the production control system.

                             CUSTOMER CONCENTRATION

The Output Solutions Segment's five largest clients accounted for 26.5%, 29.6% and 31.8% of the segment's revenues in 1998, 1997 and 1996, respectively. The segment's largest customer, Ameritech Corporation, accounted for $41.4 million or 10.0%, $39.3 million or 10.7%, and $41.1 million or 12.3% of total revenue in 1998, 1997, and 1996, respectively.

                            MARKETING / DISTRIBUTION

The Company believes that sales of separate statement processing services to financial services, telecommunications, cellular, utility, and other service providers offer both increased revenue opportunities as well as increased visibility for the Company. The Company maintains a sales staff, including account management and technical support teams and significant design resources, to target these market segments. The Company has begun an international statement processing marketing effort that seeks to exploit what the Company believes is significant growth potential in that market. The Company has entered into alliances with partners such as Xerox, Mellon Bank, LHS Group, Microsoft, Intuit, CheckFree and CyberCash to jointly market its statement processing and electronic presentment capabilities.

The Company's Output Solutions Segment distributes its products to the mutual fund, banking, brokerage, insurance, healthcare, telecommunications, transportation, utilities and other service industries. A team of client administrators manages the needs of clients and a national sales force supports efforts in the U.S. and Canada.

                                  COMPETITION

The key competitive factors in the Output Solutions Segment are quality of services, quality of customer support, ability to handle large volumes at month and quarter ends and speed of production. The most significant competitors for statement/output solutions services are in-house service providers, local companies in the cities where the Company's printing operations are located and other national competitors such as Moore Corporation Ltd. The Company believes that it competes effectively with others in the market.

                             INTELLECTUAL PROPERTY

The Company holds 21 U.S. patents covering various aspects of its statement processing services. In addition, the Company has applied for 7 additional U.S. patents. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they are not critical to the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes.

                         INVESTMENTS AND OTHER SEGMENT

The Company's Investments and Other Segment is comprised of certain investments in equity securities, financial interests and the Company's real estate and hardware leasing subsidiaries and affiliates.

INVESTMENTS

The Company holds certain investments in equity securities with a market value of approximately $1.0 billion at December 31, 1998, including approximately 8.6 million shares of Computer Sciences Corporation with a market value of $554.6 million and 6.0 million shares of State Street Corporation with a market value of $420.8 million.

REAL ESTATE

The Company's real estate subsidiaries own approximately 193,000 square feet of office space and 187,000 square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments.

HARDWARE LEASING

The Company provides hardware leasing services to selected customer management software clients that purchase stand-alone systems primarily in the U.S.

                      SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. Costs and expenses include approximately $165.5 million, $135.6 million and $107.2 million in 1998, 1997 and 1996, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products. Capitalized development costs for systems to be sold or licensed to third parties were approximately $2.5 million, $3.1 million and $0.3 million in 1998, 1997 and 1996, respectively.

                                   EMPLOYEES

As of December 31, 1998, the Company and its majority owned subsidiaries employed approximately 8,600 employees, including approximately 3,800 in the Financial Services Segment, 1,000 in the Customer Management Segment and 3,800 in the Output Solutions Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,200 employees, including approximately 3,400 at BFDS. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

                                                                                               OWNED/      SQUARE
LOCATION                                                                        USE (1)      LEASED (2)     FEET
---------------------------------------------------------------------------  --------------  -----------  ---------
FINANCIAL SERVICES SEGMENT (3)
Kansas City, MO............................................................  Data center          Owned     163,000
Kansas City, MO............................................................  Office space         Owned     132,000
Kansas City, MO............................................................  Production           Owned      16,000
Kansas City, MO............................................................  Office space        Leased     701,000
Boston, MA.................................................................  Office space        Leased      24,000
Canada.....................................................................  Office space        Leased      34,000
United Kingdom.............................................................  Office space        Leased      47,000
Australia..................................................................  Office space        Leased      28,000

CUSTOMER MANAGEMENT SEGMENT (3)
Charlotte, NC..............................................................  Office space        Leased      36,000
El Dorado Hills, CA........................................................  Office space         Owned      48,000
Rancho Cordova, CA.........................................................  Office space        Leased     152,000
United Kingdom.............................................................  Office space        Leased      30,000

OUTPUT SOLUTIONS SEGMENT (3)
El Dorado Hills, CA........................................................  Office space        Leased      29,000
El Dorado Hills, CA........................................................  Production           Owned     366,000
Sacramento, CA.............................................................  Production          Leased     304,000
Kansas City, MO............................................................  Production           Owned     306,000
Kansas City, MO............................................................  Office space         Owned      13,000
Kansas City, MO............................................................  Production          Leased      32,000
East Hartford, CT..........................................................  Production          Leased      75,000
Braintree, MA..............................................................  Production          Leased      81,000
Westwood, MA...............................................................  Production          Leased     128,000
New York, NY...............................................................  Production          Leased      30,000
St. Louis, MO..............................................................  Production          Leased      40,000
Denver, CO.................................................................  Production          Leased      94,000
Mt. Prospect, IL...........................................................  Production          Leased     110,000
Wheeling, IL...............................................................  Production          Leased      26,000
Canada.....................................................................  Production           Owned      61,000
Canada.....................................................................  Production          Leased      66,000

INVESTMENTS AND OTHER SEGMENT
Kansas City, MO............................................................  Office space         Owned      81,000
Kansas City, MO............................................................  Office space        Leased      13,000

The Company also owns approximately 278 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA and a 515,000 square foot underground storage facility in the Kansas City, MO area that is primarily leased to third parties.

(1) Property specified as being used for production in the above table includes space used for manufacturing and warehouse space.

(2) Excluded from the table are a number of surface parking lots in the downtown Kansas City, Missouri area. The table also excludes nine properties outside the Kansas City, Missouri metropolitan area having an aggregate of approximately 101,000 square feet of office or production space, which are each less than 20,000 square feet. In addition to the property listed in the table and discussed above, the Company, through its subsidiaries and joint ventures, leases space in the Netherlands, Switzerland, Belgium, South Africa, Hong Kong, Singapore, Thailand, New Zealand and Brazil. The property listed in the table as owned by the Company is subject to mortgage indebtedness in an aggregate amount of approximately $24.8 million as of December 31, 1998.

(3) Includes approximately 517,000 square feet of property owned or leased by the Company's real estate subsidiaries that are leased to other segments of the Company, including approximately 285,000 sq. ft. in the Financial Services Segment, 48,000 sq. ft. in the Customer Management Segment and 184,000 in the Output Solutions Segment.

The discussion under "Winchester Information Processing Services" in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders of DST Systems, Inc. on December 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. Listed below are the matters voted on at the Company's Special Meeting. These matters are fully described in the Company's Joint Proxy Statement/Prospectus dated November 25, 1998. Beneficial owners of 43,496,806 shares, or 88.7%, of the shares of Common Stock outstanding on the record date of November 6, 1998, were present in person or by proxy at the special meeting. These shares were voted on the matters considered as follows. Based upon votes required for approval, each of the matters passed.

1) Approval of the USCS Merger, including issuance of DST Common Stock pursuant to the merger agreement between the Company and USCS International:

For...........................  43,337,888
Against.......................     108,665
Withheld......................      50,253
                                ----------
Total.........................  43,496,806
                                ----------
                                ----------

2) Amendment of DST Stock Option and Performance Award Plan to increase the number of shares of DST Common Stock available for awards thereunder:

For...........................  30,669,269
Against.......................  12,771,878
Withheld......................      55,659
                                ----------
Total.........................  43,496,806
                                ----------
                                ----------

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 11, 1999.

All executive officers are elected by and serve at the discretion of the Company's Board of Directors. Certain of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. None of the executive officers are related to one another.

THOMAS A. MCDONNELL, age 53, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He served as Executive Vice President of Kansas City Southern Industries, Inc. ("KCSI") from February 1987 until October 1995 and as a director of KCSI from 1983 until October 1995. He is a director of BHA Group, Inc., Cerner Corporation, Computer Sciences Corporation, Euronet Services, Inc., and Informix Software, Inc.

THOMAS A. MCCULLOUGH, age 56, is Executive Vice President of the Company. He has served as director of the Company since 1990 and as Executive Vice President since April 1987. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, information systems, portfolio accounting, securities transfer and product sales and marketing.

JAMES C. CASTLE, PH.D., age 62, has served as director of the Company since December 1998 and as Chairman, Chief Executive Officer and director of USCS since 1992.

CHARLES W. SCHELLHORN, age 50, has served since March 1999 as Vice Chairman of USCS. He had previously served since 1990 as President and since 1991 as Chairman of Output Technologies, Inc., a wholly owned subsidiary of the Company.

JONATHAN J. BOEHM, age 38, joined the Company as a Group Vice President in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support. Prior to joining the Company, he had been an officer of Kemper Service Company from October 1990 through November 1997.

ROBERT C. CANFIELD, age 60, has served as Senior Vice President, General Counsel and Secretary of the Company since August 1995 and as Senior Vice President-Law of the Company from March 1992 to August 1995.

KENNETH V. HAGER, age 48, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial and internal audit functions of the Company. He is a director of Digital Holdings, Inc.

C. RANDLES LINTECUM, age 54, has served as President of Output Technologies, Inc. since March 1999. He has served since July 1995 as President of International Billing Services, Inc., a wholly owned subsidary of USCS. He served from February 1995 to July 1995 as Senior Vice President Marketing and Distribution of USCS and from May 1993 to February 1995 as Vice President Corporate Development of USCS.

JOHN W. MCBRIDE, age 57, joined the Company in 1985 and has served as Group Vice President of the Company since 1993. He is responsible for the operations of the Company's Winchester and Poindexter Data Centers.

MICHAEL F. MCGRAIL, age 51, has served since April 1995 as President of CableData, Inc., a wholly owned subsidiary of USCS. Since December 1993, he has been President and Managing Director of CableData International, Ltd., a wholly owned subsidiary of CableData, Inc.

ROBERT L. TRITT, age 43, joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

MICHAEL A. WATERFORD, age 56, has served as Group Vice President of the Company since 1986. He is responsible for certain of the Company's development projects and Year 2000 readiness.

J. MICHAEL WINN, age 52, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange. As of March 17, 1999, there were approximately 27,000 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

The information set forth in response to Item 201 of Regulation S-K in Part II
Item 8, Financial Statements, and Supplementary Data at Note 14, Quarterly Financial Data (Unaudited) ("Note 14"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 14 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 1998 was $57.0625.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. This selected consolidated financial data has been derived from the Company's consolidated financial statements which have been restated to reflect the USCS Merger. The selected consolidated balance sheet data as of December 31, 1998 and 1997 and the selected consolidated income statement data for the years ended December 31, 1998, 1997 and 1996 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 1996, 1995 and 1994 and the selected consolidated income statement data for the years ended December 31, 1995 and 1994 were derived from the separate audited financial statements of DST and USCS as adjusted for the USCS Merger not included herein. This data should be read in conjunction with and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 in this Annual Report Form 10-K and the Company's audited consolidated financial statements, including the notes thereto and the independent accountants report thereon and the other financial information included in Item 8 in this Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
                                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................  $ 1,096.1  $   950.0  $   844.0  $   713.4  $   590.5
Costs and expenses..............................      834.7      719.6      653.0      571.6      473.0
Depreciation and amortization...................      108.8      103.5       99.1       87.7       68.7
Merger charges and other expenses (1) (2).......       33.1                  13.7
                                                  ---------  ---------  ---------  ---------  ---------
Income from operations..........................      119.5      126.9       78.2       54.1       48.8
Interest expense................................       (8.6)      (8.5)     (10.5)     (26.9)     (18.3)
Other income, net...............................        7.4        5.8        4.5        4.9        3.5
Gains on sales of Continuum and IFTC (2)........                            223.4       43.6
Equity in earnings (losses) of unconsolidated
  affiliates, net of income taxes...............       (2.7)      (1.3)      (4.0)       6.4       22.2
                                                  ---------  ---------  ---------  ---------  ---------
Income before income taxes and minority
  interests.....................................      115.6      122.9      291.6       82.1       56.2
Income taxes....................................       44.3       42.9      113.3       49.5       18.9
                                                  ---------  ---------  ---------  ---------  ---------
Income before minority interests................       71.3       80.0      178.3       32.6       37.3
Minority interests..............................       (0.3)       0.6        0.5                  (1.1)
                                                  ---------  ---------  ---------  ---------  ---------
Net income (1) (2)..............................  $    71.6  $    79.4  $   177.8  $    32.6  $    38.4
                                                  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------
Basic earnings per share (3)....................  $    1.14  $    1.25  $    2.82  $    0.71  $    0.90
Diluted earnings per share (3)..................       1.11       1.23       2.78       0.70       0.89
Total assets....................................  $ 1,897.0  $ 1,548.5  $ 1,303.7  $   912.8  $   659.4
Long-term obligations...........................       49.7       97.4       81.5      103.6      213.4
Cash dividends per common share (3).............  $          $          $          $          $

------------------------

(1) The Company recognized $33.1 million in merger and integration costs in 1998. See Note 3 to the consolidated financial statements.

(2) In the third quarter 1996, The Continuum Company, Inc. merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. As a result of the CSC/Continuum merger, the Company recognized a one-time gain. See Note 3 to the consolidated financial statements.

(3) The Company's capital structure substantially changed as a result of public offerings of the Company's common stock in the fourth quarter 1995 and second quarter 1996. Earnings per share data prior to the 1995 public offering is reflective of being a wholly owned subsidiary of Kansas City Southern Industries, Inc. ("KCSI"). The Company paid cash dividends of $150.0 million and $6.2 million to KCSI in 1995 and 1994, respectively, which have been excluded from this table. The declaration and payment of dividends is at the discretion of the Board of Directors which, prior to the 1995 public offering, was controlled by KCSI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions are incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K dated March 25, 1999, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 25, 1999 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                  INTRODUCTION

Originally established in 1969, DST is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry and other service industries. In December 1998, USCS International, Inc. ("USCS") became a wholly owned subsidiary of the Company through the issuance of approximately 13.8 million shares of common stock ("USCS Merger"). The USCS Merger was accounted for under the pooling of interests accounting method. The Company's business units have been aggregated into three operating segments (Financial Services, Customer Management and Output Solutions). In addition, certain investments in equity securities, financial interests and real estate holdings have been aggregated into an Investments and Other Segment.

The Financial Services Segment's revenues are generated from a variety of sources. The Company's mutual fund, securities transfer and portfolio accounting processing revenues are primarily dependent upon the number of accounts or portfolios processed. The Company provides data processing services to Argus Health Systems, Inc. ("Argus") and Computer Sciences Corporation Financial Services Group ("CSC-FSG") to process their proprietary applications. Revenues from Argus and CSC-FSG are primarily based upon data center capacity utilized, which is significantly influenced by each company's volume of transactions. The Company also licenses its work management software, certain investment management and portfolio accounting software and securities exchange systems and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. The Financial Services Segment derives part of its net income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data Services, Inc. ("BFDS"), Argus, European Financial Data Services Limited ("EFDS") and prior to its merger with Computer Sciences Corporation ("CSC") discussed below, The Continuum Company, Inc. ("Continuum").

The Customer Management Segment primarily derives its revenues from customer management processing and computer software services and products based on the number of end-users of the services offered by its clients, the number of bills mailed and/or the number of images produced under multi-year bundled service and usage agreements. Certain of the Company's customers, principally outside the U.S., license the customer management software. Revenues for fixed fee license agreements are recognized as the software is delivered and all customer obligations have been met. Such fixed fee license amounts have not been material.

The Output Solutions Segment's revenues for printing and mailing of customer documents and archival depend on the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced. To attract clients that want to take advantage of the Company's advanced output solutions processing and functions in their own facilities, rather than on an outsourced basis, the Company has licensed certain of its statement processing technology. Revenues from licensed software products is not material.

The Investments and Other Segment's investment income (dividends and interest) is recorded as other income. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Rental income from Company owned and operated real estate is recorded as revenue, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other segments.

                               SIGNIFICANT EVENTS

USCS MERGER

Effective December 21, 1998, the Company acquired USCS, which was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for periods prior to December 21, 1998 have been restated to include the financial position and results of operations of USCS. A summary of historical results of DST and USCS are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                         (DOLLARS IN MILLIONS)
Revenues
  DST Systems, Inc................................................  $   749.0  $   650.7  $   580.8
  USCS International, Inc.........................................      347.1      299.3      263.2
                                                                    ---------  ---------  ---------
    Total revenues................................................  $ 1,096.1  $   950.0  $   844.0
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
Net income
  DST Systems, Inc................................................  $    73.9  $    59.0  $   167.2
  USCS International, Inc.........................................       21.0       22.4       14.5
  Conforming of accounting policies...............................       (3.9)      (2.0)      (3.9)
  Merger costs....................................................      (19.4)
                                                                    ---------  ---------  ---------
    Total net income..............................................  $    71.6  $    79.4  $   177.8
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies of USCS relating primarily to depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million, $2.0 million and $3.9 million for each of the years ended December 31, 1998, 1997 and 1996, respectively. Non-current assets decreased $33.3 million and $25.9 million at December 31, 1998 and 1997, respectively as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

In the fourth quarter of 1998, the Company recorded $26.0 million ($19.4 million net of taxes) of charges related to the USCS Merger.

In December 1998, DST's management approved plans which include initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate facilities. Total accrued integration costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $3.4 million and $12.8 million relate to the Financial Services, Customer Management and Output Solutions Segments, respectively.

Accrued integration costs include $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees of which approximately 50 employees have separated from the Company as of December 31, 1998. Employee separations will affect the majority of business functions and job classifications across the Customer Management ($1.7 million) and Output Solutions ($1.5 million) Segments, principally in North America.

The integration plans include $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Customer Management ($1.1 million) and Output Solutions ($9.1 million) Segments. For the locations to be closed and the non-strategic business lines to be eliminated, the tangible and intangible assets to be disposed of have been written down by $4.6 million to fair value. The integration plans also include $2.7 million ($0.7, $0.2, and $1.8 million for the Financial Services, Customer Management, and Output Solutions Segments, respectively) related to purchased software and other commited costs of software/communications systems that will be abandoned. Additionally, $0.8 million ($0.4 million in each of the Customer Management and Output Solutions Segments) of costs have been expensed related to terminating certain contractual obligations which have no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the charge were approximately $9.5 million and $7.4 million, respectively. Details of the merger charges are as follows:

                                                                        UTILIZED
                                                                 ----------------------
                                                                                            BALANCE AT
                                                ORIGINAL AMOUNT    CASH      NON-CASH    DECEMBER 31, 1998
                                                ---------------  ---------  -----------  -----------------
Employee severance benefits...................     $     3.2     $     0.6   $               $     2.6
Other.........................................           6.3                                       6.3
Write down of long-lived assets...............           7.4                       7.4
                                                       -----     ---------         ---             ---
                                                   $    16.9     $     0.6   $     7.4       $     8.9
                                                       -----     ---------         ---             ---
                                                       -----     ---------         ---             ---

Most of remaining employee severance benefits are expected to be paid in 1999. The balance of the accrued costs is related primarily to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Two of the locations have been closed as of December 31, 1998. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things, additional employee costs, relocation and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

Transaction costs for the USCS Merger of $9.1 million include investment banker fees, legal fees and other costs paid in connection with the merger.

STOCK REPURCHASE PROGRAMS

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts. The Company completed its purchase of the 1.2 million shares in March 1998 at a total cost of approximately $42.7 million.

In December 1998, the Board of Directors approved a plan for DST to repurchase 600,000 shares of DST common stock at the rate of approximately 25,000 shares per month in approximately equal monthly amounts beginning in February 1999, subject to such variations as management considers appropriate, to provide additional shares needed as a result of the USCS merger for use under various DST option and benefit programs. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations.

CREDIT AGREEMENTS

In December 1996, the Company entered into an amended and restated five-year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. At December 31, 1998, no borrowings were outstanding under this facility.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership, 50% owned by Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of DST and State Street Corporation) and 50% by BankBoston Corporation. DST is currently developing a new securities transfer system ("Fairway") to be used exclusively by EquiServe to process all of its accounts. DST has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS after the EquiServe Contribution. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the continued consolidation of the securities transfer industry. The acceptance of the defined components of Fairway is currently expected to occur in three stages beginning in the second quarter of 1999 and completing in the third quarter of 2000, at which time DST's non-EquiServe stock transfer business will be transferred to EquiServe.

As Fairway is accepted and the transaction is completed, DST plans to account for the EquiServe Contribution as a non-cash, non-taxable exchange. Accordingly, no gain will be recognized from the EquiServe Contribution. The capitalized costs associated with the Fairway development along with the net assets of the securities transfer business contributed will become the basis of DST's investment in

EquiServe. DST expensed costs of Fairway development of $8.7 million, $3.6 million and $2.2 million in 1998, 1997 and 1996, respectively. The Company expects to account for the investment in EquiServe on the equity method.

CONTINUUM

On August 1, 1996, Continuum merged with CSC in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million. In connection with the merger, DST elected to make a one-time $13.7 million ESOP contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. DST's shares of CSC represent an approximate 5% interest in the combined company. As a result of the merger, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC future earnings since that time have been recognized by DST. DST recognized equity in losses of Continuum of $4.9 million in 1996. DST's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

DST currently provides data processing operations for CSC-FSG, formerly Continuum, through DST's Winchester Data Center under a contract expiring in September 1999. The merger has not affected the DST's existing agreements with CSC-FSG for distribution of DST's AWD workflow management software to the insurance and banking industries.

Although DST has limited registration rights with respect to the sale of the CSC stock DST owns, any dispositions of such stock may be restricted by securities laws. DST has no present intention to dispose of such stock.

In March 1996, Continuum, a then 29% owned unconsolidated affiliate of DST, announced the completion of its merger with Hogan Systems, Inc. ("the Hogan Merger"), a provider of software to banks and financial institutions, for shares of Continuum stock. As a result of this merger, DST's common stock interest in Continuum was reduced from approximately 29% to approximately 23%. As a result, DST recorded in March 1996 its estimated $9.4 million after-tax share of a non-recurring charge recorded by Continuum in connection with the Hogan Merger.

CUSTIMA ACQUISITION

In August 1998, USCS purchased 100% of the stock ("Custima Acquisition") of United Kingdom based Custima International Holdings, plc ("Custima") for approximately $15.4 million. The business acquired provides customer management software for the utilities industry. The acquisition was accounted for as a purchase, and accordingly, the Company's financial statements include Custima's results of operations from the date of acquisition.

The purchase includes existing technology, in-process research and development (IPR&D), trademarks and in-place workforce with an aggregate value of approximately $18.1 million. The purchase price exceeded the fair market value of net tangible assets acquired by $15.1 million; however, the purchase price was less than the estimated fair value of all assets (tangible and intangible) acquired. Accordingly, the non-current assets recorded in the transaction (including IPR&D projects) were reduced on a pro-rata basis such that the total amount of the assets recorded did not exceed the consideration paid.

The Company engaged a third party to perform an appraisal of the Custima Acquisition (including the IPR&D projects acquired). The IPR&D projects included improvements and increased functionality to the core billing product to adapt it for competitive use within the U.S. and development of a new

Java-based product which will allow large utilities to benefit from an advanced billing system while utilizing their existing legacy database.

The IPR&D projects were estimated to be approximately 60% complete as of the date of acquisition and were assigned a total value of $7.1 million (using the income method discounted at 30% which did not differ significantly from the stage of completion method, reduced to $6.0 million as result of the total amount of the assets acquired from Custima, exceeding the consideration paid). Phased completion and delivery of the projects are expected through mid-year 2000. The estimated cost of completion for the projects is $7.5 million with cash inflows expected to commence shortly after the respective completion dates. As with any software development project, there are inherent development risks and periodic review of the projects can result in changes to the development plan and the Company's business plans for the software.

In accordance with applicable accounting principles, the assigned value of the IPR&D ($6.0 million) was expensed at the date of acquisition. Also, a charge for redundant facilities and workforce of $1.1 million was recorded in connection with USCS's purchase and consolidation of Custima. Intangible assets (other than IPR&D) are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

DBS SYSTEMS CORPORATION ("DBS SYSTEMS")

In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems for $13.2 million in cash. The $11.6 million excess of the purchase price over the net assets acquired has been assigned a useful life of 12 years. The Company had previously acquired 20% and 60% of DBS Systems in December 1995 and May 1993, respectively. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

                             RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts).

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
OPERATING RESULTS

REVENUES
  Financial Services..............................................  $   507.6  $   425.0  $   378.2
  Customer Management.............................................      221.7      202.9      172.3
  Output Solutions................................................      414.7      366.4      334.2
  Investments and Other...........................................       34.1       33.7       25.9
  Eliminations....................................................      (82.0)     (78.0)     (66.6)
                                                                    ---------  ---------  ---------
                                                                    $ 1,096.1  $   950.0  $   844.0
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
  % change from prior year........................................       15.4%      12.6%      18.3%

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES
  Financial Services..............................................  $    85.4  $    66.2  $    47.1
  Customer Management.............................................       22.3       28.3       15.8
  Output Solutions................................................       36.1       24.3       23.9
  Investments and Other...........................................        8.8        8.1        5.1
                                                                    ---------  ---------  ---------
                                                                        152.6      126.9       91.9
MERGER CHARGES AND OTHER EXPENSES.................................       33.1                  13.7
                                                                    ---------  ---------  ---------
INCOME FROM OPERATIONS............................................      119.5      126.9       78.2
  Interest expense................................................       (8.6)      (8.5)     (10.5)
  Other income, net...............................................        7.4        5.8        4.5
  Gain on sale of Continuum.......................................                            223.4
  Equity in losses of unconsolidated affiliates, net of income
    taxes.........................................................       (2.7)      (1.3)      (4.0)
                                                                    ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS.................      115.6      122.9      291.6
  Income taxes....................................................       44.3       42.9      113.3
  Minority interests..............................................       (0.3)       0.6        0.5
                                                                    ---------  ---------  ---------
NET INCOME........................................................  $    71.6  $    79.4  $   177.8
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
Basic earnings per share..........................................  $    1.14  $    1.25  $    2.82
Diluted earnings per share........................................  $    1.11  $    1.23  $    2.78

CONSOLIDATED REVENUES

Consolidated revenues increased $146.1 million or 15.4% in 1998 and $106.0 million or 12.6% in 1997. Revenue growth in 1998 was primarily a result of an $82.6 million, or 19.4%, increase in Financial Services Segment revenues. This increase in 1998 Financial Services Segment revenues resulted from increased U.S. revenues of $52.1 million or 15.4%, primarily from an increase in mutual fund shareowner accounts processed of 10.7% to 49.8 million at December 31, 1998, and an increase in international revenues of $30.5 million or 35.1% from increased investment accounting software licenses and services and growth in Canadian mutual fund processing revenues. These same trends contributed to the 1997 Financial Services Segment revenue growth of $46.8 million or 12.4% as U.S. mutual fund shareowner accounts processed increased 9.5% to 45.0 million at December 31, 1997.

Customer Management Segment revenues increased $18.8 million or 9.3% in 1998 and $30.6 million or 17.8% in 1997. Exclusive of Tele-Communications, Inc. ("TCI") (discontinued customer), revenues increased $31.6 million or 20.5% in 1998 and $33.9 million or 28.2% in 1997. Growth in non-TCI customer management revenues resulted primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher priced services. In addition, the August 1998 acquisition of Custima added $3.9 million to 1998 revenues.

Output Solutions Segment revenues increased $48.3 million or 13.2% in 1998 and $32.2 million or 9.6% in 1997. The growth is a result of an increase in volume of statements and images produced from the growth in existing customers in the Financial Services and Customer Management Segments and the acquisition of new customers, primarily in telecommunications and other high-volume markets.

Investments and Other Segment revenues increased $0.4 million or 1.2% in 1998 and $7.8 million or 30.1% in 1997. Segment revenues are primarily rental income for facilities leased to the Company's operating segments. The increase in 1997 results from the leasing of additional facilities.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES

Consolidated income from operations before merger charges and other expenses, increased $25.7 million or 20.2% in 1998 and $35.0 million or 38.1% in 1997. The operating margin before merger charges and other expenses, was 13.9%, 13.4% and 10.9% in 1998, 1997 and 1996, respectively. The growth in 1998 was primarily a result of a $19.2 million or 29.0% increase in the Financial Services Segment, which resulted in an operating margin, before merger charges and other expenses, of 16.8% in 1998 compared to 15.6% in 1997. The increase in 1998 Financial Services Segment operating margin resulted from increased U.S. revenue and a significant improvement in international operations. The improvement in 1997 Financial Services operating margin resulted from increased U.S. revenues.

In 1998, Customer Management Segment income from operations before merger charges and other expenses decreased $6.0 million or 21.2% in 1998, primarily attributable to costs incurred in transitioning new customers onto the Company's products and services while transitioning TCI off and the consolidation of Custima's operations. In 1997, Customer Management Segment income from operations before merger charges and other expense, increased $12.5 million or 79.1% from increased revenues, productivity improvements as well as cost containment efforts, and an increase in change order development revenues.

Output Solutions Segment income from operations before merger charges and other expenses increased $11.8 million or 48.6% in 1998 and $0.4 million or 1.7% in 1997. Output Solutions Segment operating margin was 8.7%, 6.6% and 7.2% in 1998, 1997 and 1996, respectively. The decline in the 1997 operating margin percentage is a result of increased costs associated with facility expansion, implementation of new manufacturing and management information systems, improvement and expansion of certain bill processing lines and new customer conversions. The improvement in the 1998 operating margin percentage results from processing efficiencies and increased volumes.

Investments and Other Segment income from operations before merger charges and other expenses, was $8.8 million, $8.1 million, and $5.1 million in 1998, 1997 and 1996, respectively. The 1998 and 1997 operating margin was favorably impacted from an increase in rental income as compared to 1996.

MERGER CHARGES AND OTHER EXPENSES

The 1998 results include recognition of $26.0 million of merger charges related to the USCS Merger and $7.1 million of merger charges related to the Custima Acquisition. In 1996, in connection with the Continuum Merger, the Company accrued a one-time $13.7 million ESOP contribution which provided funding for certain Continuum employee withdrawals from the ESOP.

INTEREST EXPENSE

Interest expense was $8.6 million in 1998 as compared to $8.5 million in 1997. Average debt balances and interest rates for 1998 and 1997 were essentially the same. Interest expense for 1997 decreased by $2.0 million, or 19.0% compared to 1996. Proceeds of the second quarter public stock offering were utilized to pay down existing debt and resulted in decreased interest expense on a comparative basis.

OTHER INCOME, NET

Other income consists mainly of dividends received on investments held by the Company (principally shares of State Street stock) and amortization of deferred non-operating gains. The 1998, 1997 and 1996 amounts include $1.9 million, $1.5 million and $0.4 million, respectively, of gains on the sale of marketable securities.

GAIN ON THE SALE OF CONTINUUM

The 1996 amount represents the Company's gain on the Continuum Merger.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES

Equity in losses of unconsolidated affiliates increased $1.4 million in 1998 as a result of lower earnings at Argus and non-recurring real estate debt financing costs. Argus' 1998 earnings declined as a result of a significant client not renewing its processing contract which expired in the first quarter of 1998. Equity in losses of unconsolidated affiliates of $1.3 million were recorded in 1997 as compared to $0.9 million of equity in earnings in 1996 (excluding equity in losses of Continuum from 1996 results) as a result of increased losses at EFDS, partially offset by improved earnings at BFDS and Argus.

DST recorded losses from EFDS of $11.1 million, $11.8 million and $6.0 million in 1998, 1997 and 1996, respectively. The losses at EFDS were the result of the continued development of the new FAST2000 software and conversion activity associated with converting existing clients from the old system to FAST2000. EFDS' 1998 and 1997 costs were also impacted by business growth as accounts serviced increased 40% to 1.4 million accounts in 1998 and 150% to 1.0 million accounts in 1997.

INCOME TAXES

The Company's effective tax rate was 38.4%, 34.9% and 38.8% for the years ended December 31, 1998, 1997 and 1996, respectively. Excluding the impact of the previously discussed 1998 merger charges and all 1996 Continuum related equity in earnings, gains and charges, the Company's effective tax rate would have been 34.5%, 34.9% and 36.4% for 1998, 1997 and 1996, respectively. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of U.S. unconsolidated affiliates net of the dividends received deduction provided under current tax law, increased tax benefits associated with 1998 and 1997 international operations, and the benefits associated with new 1998 Missouri income apportionment rules designed to attract and retain mutual fund service companies.

NET INCOME

The Company's net income (and earnings per share) for 1998, 1997 and 1996 was $71.6 million ($1.14 basic earnings per share and $1.11 diluted earnings per share), $79.4 million ($1.25 basic earnings per share and $1.23 diluted earnings per share), and $177.8 million ($2.82 basic earnings per share and $2.78 diluted earnings per share), respectively. Excluding the impact of the previously discussed 1998 merger charges and all 1996 Continuum related equity in earnings, gains and charges, the Company's net income and earnings per share for 1998, 1997, and 1996 would have been $97.7 million ($1.56 basic earnings per share and $1.52 diluted earnings per share), $79.4 million ($1.25 basic earnings per share and $1.23 diluted earnings per share), and $54.7 million ($0.87 basic earnings per share and $0.85 diluted earnings per share), respectively.

                   YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

                           FINANCIAL SERVICES SEGMENT

REVENUES

Financial Services Segment revenues for 1998 increased 19.4% over 1997 to $507.6 million. U.S. Financial Services revenues increased 15.4% to $390.1 million in 1998. U.S. mutual fund processing revenues for 1998 increased 16.0% over the prior year as shareowner accounts serviced increased 10.7% from 45.0 million at December 31, 1997 to 49.8 million at December 31, 1998. During the fourth quarter of 1998 new clients with 1.7 million accounts were added, while 1.7 million accounts derived from a broker-dealer were converted to the broker-dealer's system. The Company also recognized a $3.9 million contract termination fee in the fourth quarter 1998 from GT Global which terminated its services with the Company as a result of its acquisition by the AIM Management Group and a one-time $2.6 million contract termination fee from Zurich Kemper Investments in the first quarter 1998 as a result of its merged operations with Scudder. U.S. AWD product revenues for 1998 increased 17.0% over the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for 1998 increased 35.1% to $117.5 million. The revenue increase resulted primarily from increased investment accounting software licenses and services and growth in Canadian mutual fund shareowner processing revenues. In addition, 1998 revenues of $3.1 million were recorded by DST Catalyst, Inc. as compared to $1.2 million during 1997. DST Catalyst was acquired in August 1997.

Segment revenues for the year ended December 31, 1997 increased 12.4% over 1996 to $425.0 million. U.S. revenues increased 9.7% to $338.0 million in 1997. U.S. mutual fund processing revenues for 1997 increased 11.5% over the prior year as shareowner accounts serviced increased 9.5% from 41.1 million at December 31, 1996 to 45.0 million at December 31, 1997. Accounts serviced at December 31, 1997 include approximately 900,000 accounts which were converted to TA2000 during the fourth quarter 1997. U.S. AWD product revenues for 1997 increased 10.5% over the prior year primarily due to an increase in the number of AWD workstations licensed.

Segment revenues from international operations for 1997 increased 24.3% to $87.0 million, driven primarily by increases in investment accounting and AWD license and service revenues. In addition, 1997 revenues of $1.2 million were recorded by DST Catalyst, Inc. which was acquired in August 1997.

COSTS AND EXPENSES

Segment costs and expenses for 1998 and 1997 increased 19.3% to $360.5 million and 10.9% to $302.3 million over the comparable prior year periods. Personnel costs for 1998 and 1997 increased 24.0% and 13.6% over the comparable prior year periods as a result of increased staff levels to support volume growth, development costs for the Company's new securities transfer system (Fairway) and increased wages for data processing professionals. In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

The Financial Services Segment has experienced increases in costs necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at least through the Year 2000 at rates above general inflation.

DEPRECIATION AND AMORTIZATION

Segment depreciation and amortization for 1998 increased 9.2% or $5.2 million. The increase is primarily attributable to increased capital additions during 1998 and the fourth quarter of 1997, a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998 and a $1.4 million accelerated write-off of personal computers scheduled for replacement in the fourth quarter 1998, partially offset by the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense. Segment depreciation and amortization for 1997 decreased 3.3% or $1.9 million. The containment of depreciation and amortization expenses in 1997 was primarily the result of lower capital expenditures in 1997 and 1996 compared to prior years, decreases in the unit costs of electronic data processing equipment and the Company's use of accelerated depreciation methods.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES

The Segment's income from operations before merger charges and other expenses for 1998 and 1997, increased 29.0% to $85.4 million and 40.6% to $66.2 million over the comparable prior year periods. The Segment's operating margins, excluding merger charges, were 16.8%, 15.6% and 12.5% in 1998, 1997 and 1996. The increases in Financial Services Segment operating margins are a result of increased U.S. revenue and a significant improvement in international operations.

                          CUSTOMER MANAGEMENT SEGMENT

REVENUES

Customer Management Segment revenues for 1998 increased 9.3% to $221.7 million from $202.9 million in 1997. Equipment sales and services revenue increased to $25.0 million in 1998 from $18.8 in 1997. Customer Management Segment revenues for 1997 increased by 17.7% to $202.9 million from $172.3 million in 1996. The growth in Customer Management Segment software and services revenues, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher-priced services. In addition, the August 1998 acquisition of Custima added $3.9 million to 1998 revenues.

During 1998, TCI continued to remove subscribers from the Company's systems. Revenues and percent of total Customer Management Segment revenues from TCI, respectively, totaled $35.9 million and 16.2% in 1998, $48.7 million and 24.0% in 1997, and $52.0 and 30.2% in 1996. Exclusive of revenues from TCI, the 1998 and 1997 revenue increases were 20.5% and 28.2%, respectively, as compared to the prior year. TCI subscribers serviced by the Company totaled 2.4 million,
10.9 million and 11.4 million at December 31, 1998, 1997 and 1996, respectively. The Company expects the TCI subscriber count to decrease to 1.0 million by June 1999.

COSTS AND EXPENSES

Segment costs and expenses for 1998 and 1997 increased 14.2% to $187.8 million and 11.4% to $164.5 million over the comparable prior year periods. Personnel costs for 1998 and 1997 increased 19.6% and 18.9%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development.

The Company has experienced increases in costs necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at least through the Year 2000 at rates above general inflation.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for 1998 and 1997 increased 14.9% to $11.6 million and 13.5% to $10.1 million over the comparable prior year periods. The increases in 1998 and 1997 are primarily attributable to increased goodwill amortization relating to the Company's purchase of the remaining 20% minority interest in DBS Systems in October 1997.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES

The Segment's income from operations before merger charges and other expenses for 1998 decreased $6.0 million as compared to 1997. The 1998 decrease is attributable to costs associated with transitioning new customers on to the Company's products and services while transitioning TCI off, increased goodwill amortization relating to the Company's purchase of the remaining 20% minority interest in DBS Systems in October 1997 and the 1998 consolidation of Custima's operations. The Segment's income from operations before merger charges and other expenses for 1997 increased $12.5 million as compared to 1996. The 1997 increase is primarily attributable to increased subscriber and change order revenue in 1997. The Segment's operating margin before merger charges and other expenses was 10.1%, 14.0% and 9.2% in 1998, 1997 and 1996, respectively.

                            OUTPUT SOLUTIONS SEGMENT

REVENUES

Output Solutions Segment revenues for 1998 increased 13.2% to $414.7 million as compared to 1997. Output Solutions Segment revenues for 1997 increased by 9.6% to $366.4 million from $334.2 million in 1996. The growth in segment revenue was derived from an increase in the volume of statements and images produced because of the growth of existing customers in the Financial Services and Customer Management Segments and the acquisition of new customers, primarily in telecommunications and other high-volume markets.

COSTS AND EXPENSES

Segment costs and expenses for 1998 and 1997 increased 12.2% to $350.9 million and 10.4% to $312.8 million over the comparable prior year periods. Personnel costs for 1998 and 1997 increased 11.9% and 13.2% over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development. In addition, costs of $5.1 million, $7.2 million and $4.7 million to develop and implement a new manufacturing system were included in 1998, 1997 and 1996, respectively.

The Company has experienced increases in costs necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at least through the Year 2000 at rates above general inflation.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for 1998 decreased 5.5% to $27.7 million as compared to 1997. Depreciation and amortization for 1997 increased 8.5% to $29.3 million from $27.0 million in 1996. The containment of depreciation and amortization expenses in 1998 is primarily the result of lower capital expenditures in 1997 and 1998 compared to prior years, decreases in the unit costs of electronic data processing equipment and the Company's use of accelerated depreciation methods. The increase in depreciation and amortization in 1997 as compared to 1996 is attributable to facility expansion and the improvement and expansion of certain bill processing lines.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES

The Segment's income from operations before merger charges and other expenses for 1998 increased $11.8 million or 48.6% primarily attributable to realizing processing efficiencies and economies of scale. In 1997, the Output Solutions Segment's income from operations before merger charges and other expense, increased $0.4 million or 1.6% as compared to 1996. The increase in income from operations was significantly lower than the increase in revenues due to costs associated with facility and processing line improvements and expansion, costs to develop and implement a new manufacturing system, and new customer conversions. The Segment's operating margins, excluding merger charges, were 8.7%, 6.6% and 7.2% in 1998, 1997 and 1996.

                         INVESTMENTS AND OTHER SEGMENT

REVENUES

Investments and Other Segment revenues totaled $34.1 million, $33.7 million and $25.9 million in 1998, 1997 and 1996, respectively. Real estate revenues of $27.8 million, $28.9 million and $22.6 million in 1998, 1997 and 1996 were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $6.3 million, $4.8 million and $3.2 million in 1998, 1997 and 1996 were derived from the Segment's hardware leasing activities.

COSTS AND EXPENSES

Investments and Other Segment costs and expenses decreased in 1998 and increased in 1997 primarily as a result of changes in real estate related costs.

DEPRECIATION AND AMORTIZATION

Investments and Other Segment depreciation and amortization increased $0.2 million in 1998 as a result of increased depreciation related to additional real estate leasing activities and an increase in depreciation related to equipment leased to customers. Depreciation and amortization increased by $2.8 million in 1997 as a result of an increase in depreciation related to equipment leased to customers partially offset by a decrease in deprecation related to real estate leasing activities.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES AND OTHER EXPENSES

The segment's income from operations before merger charges and other expenses totaled $8.8 million, $8.1 million and $5.1 million in 1998, 1997, and 1996. The increase in 1997 and 1998 income from operations as compared to 1996 is primarily related to increased revenues from real estate and hardware leasing activities.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $274.8 million, $148.7 million and $136.8 million in 1998, 1997 and 1996, respectively. Operating cash flows in 1998 were impacted by net income of $71.6 million and the impact of depreciation and amortization of $108.8 million, other non-cash charges and accruals totaling $29.7 million (primarily the USCS Merger charges and the Custima Acquisition merger charges) and $65.9 million of increases in other liabilities (primarily customer deposits and deferred revenues). The Company utilized its 1998 operating cash flow to reinvest in its existing business, fund investments and advances to unconsolidated affiliates, repay debt and fund treasury stock purchases.

Operating costs include software development and maintenance costs relating to internal use proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $165.5 million, $135.6 million and $107.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capitalized development costs for systems to be sold or licensed to third parties were approximately $2.5 million, $3.1 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Accounts receivable increased in 1998 by approximately $13.0 million or 4.8% primarily because of the increase in revenue. The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

The Company continues to make significant investments in capital equipment and facilities. During the years ended December 31, 1998, 1997 and 1996, the Company expended approximately $132.7 million, $82.6 million and $100.9 million, respectively, in capital expenditures for equipment and facilities which includes amounts directly paid by third-party lenders. Capital expenditures for 1998 include $17.4 million for assets placed in service in 1997 but not paid for until 1998. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or bank lines of credit as required.

The Company expended approximately $48.0 million, $16.1 million and $23.3 million primarily for investments and advances to unconsolidated affiliates during 1998, 1997 and 1996, respectively. In addition, the Company expended $14.2 million, $16.8 million and $3.2 million during 1998, 1997 and 1996, respectively, for acquisitions previously described, net of cash acquired. The Company received proceeds of $12.4 million in 1997 from the sale of equity investments including $9.6 million from the sale of the Company's equity investment in First of Michigan Capital Corporation.

The Company used its positive operating cash flow to reduce its debt. Total long-term debt, including the current portion, was $61.8 million as of December 31, 1998 compared to $115.2 million at December 31, 1997. The Company maintains $100 million in bank lines of credit for working capital requirements and general corporate purposes, of which $50 million matures May 1999, $20 million matures December 1999 and $30 million matures December 2000. The Company also maintains a $125 million line of credit with a syndicate of U.S. and international banks which is available through December 2001. Borrowings under these facilities totaled $23.0 million at December 31, 1998.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deemed appropriate. The Company expended $10.0 million, $20.3 million, and $12.5 million in 1998, 1997 and 1996, respectively to complete the purchases under this plan.

In December 1998, the Board of Directors approved a plan to repurchase 600,000 shares of common stock at a rate of approximately 25,000 shares per month beginning in February 1999 to provide additional shares for use under various DST option and benefit programs needed as a result of the USCS Merger. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations.

In the fourth quarter 1997, DST expended $21.7 million to purchase 1.1 million shares of USCS common stock. These shares were retired in conjunction with the USCS Merger.

USCS, prior to the USCS Merger, expended approximately $6.2 million in 1998 and $10.2 million in 1997 for the repurchase of common stock in order to meet obligations under stock option plans, employee stock purchase plans and 401(k) retirement plans. Substantially all these shares were reissued under the plans, prior to the consummation of the USCS Merger.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities, as well as the Company's $125 million revolving credit facility described above.

                                     OTHER

YEAR 2000

Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000. These Year 2000-related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computer and other systems of third parties to conduct and manage the Company's business. Additionally, the Company's products and services depend upon using accurate dates in order to function properly. These Year 2000-related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, or the computer systems and other systems upon which the Company depends, or of the Company's customers or suppliers to be Year 2000 ready could have a material adverse effect on the Company.

The Company has completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and achieved material Year 2000 readiness in such products, services and systems as of December 31, 1998. The Company anticipates readiness for its other mission critical products, services and systems and products by September 30, 1999. The Company will continue testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999, as well as assisting clients with interrelated hardware and software upgrades, subject to the cooperation of such third parties. The Company licenses certain of its software products to third parties. The Company expects that customers which elect to upgrade to current versions and customers with current maintenance contracts will be provided with Year 2000 ready software by June 30, 1999. In certain cases, the Company will be required under applicable maintenance contracts to provide Year 2000 ready software free of charge. The Company believes that the cost of such upgrades will be immaterial.

The Company believes it will not experience any material Year 2000 problems from most of its major vendors and suppliers; however, the Company is unable to determine whether certain suppliers, principally the Company's utilities providers, will likely be Year 2000 ready in time. As part of addressing its Year 2000 issues, the Company is developing contingency plans. The Company has had for several years formal contingency plans, including an uninterruptable power supply with permanent generator backup, for its Winchester and Poindexter Data Centers in the event of a natural disaster. The contingency plans are being revised to address, to the extent possible, failures that could be caused by Year 2000 issues. The Company expects to formalize contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units, which would incorporate Year 2000 related contingencies, by March 31, 1999 and to complete testing of the contingency plans by June 30, 1999. The Company expects to formalize contingency plans for its other mission critical products, services and systems by June 30, 1999 and to test the contingency plans by September 30, 1999. There can be no assurances that an acceptable contingency plan can be developed for certain suppliers, such as utilities, or that any such plan would successfully protect the Company from any Year 2000 exposure. The costs to address the Year 2000 related issues to date have not been material, and the Company does not anticipate such costs to become material in the future.

Although the Company is not aware of any material operational or financial Year 2000-related issues not being addressed, the Company cannot assure that its computer systems, products, services or other systems or the computers and other systems of others upon which the Company depends will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. The Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000-related issues arising from the Company's customers or suppliers. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business.

INTERNAL USE SOFTWARE

Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as it was incurred. SOP 98-1, effective for fiscal periods beginning after December 15, 1998, requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Based on internal software development plans, the Company estimates that $14.0 million to $20.0 million of costs related to the development of internal use software could be capitalized for the year ending December 31, 1999, net of related amortization. These costs, which have been previously expensed, will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three to five year period beginning on the date such software is placed in service. The estimated range of capitalizable development costs for internal use software reflects the Company's current views. There may be differences between these estimates and actual development costs, and those differences may be material.

SEASONALITY

Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output solutions volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

COMPREHENSIVE INCOME

The Company's comprehensive income totaled $232.8 million, $181.9 million and $252.0 million in 1998, 1997 and 1996, respectively. Comprehensive income consists of net income of $71.6 million, $79.4 million and $177.8 million and other comprehensive income of $161.2 million, $102.5 million and $74.2 million in 1998, 1997 and 1996, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments. The Company had net unrealized gains on available-for-sale securities of $161.2 million, $104.1 million and $72.6 million in 1998, 1997 and 1996, respectively. The Company's net unrealized gains on available-for-sale securities results primarily from market appreciation of the Company's investments in approximately 8.6 million shares of CSC common stock and 6.0 million shares of State Street common stock. At December 31, 1998, these two investments had an aggregate pre-tax unrealized gain of

$581.8 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operations of its businesses, the Company's financial results can be affected by changes in interest rates, currency exchange rates and equity pricing. Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flows of the Company. Changes in equity values of the Company's investments have had a material effect on the Company's comprehensive income and financial position.

INTEREST RATE RISK

At December 31, 1998, the Company had $61.8 million of long-term debt, of which $26.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings for 1999 or to the fair value of its debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the Canadian dollar, the Australian dollar and the British pound. As currency exchange rates change, translation of the financial results of international operations into U.S. dollars does not now materially affect, and has not historically materially affected, the consolidated financial results of the Company.

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

EQUITY PRICE RISK

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of such investments, as of December 31, 1998 was approximately $1.0 billion. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $100.0 million on a pretax basis. As discussed under "Comprehensive Income" in Item 7 above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

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

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors measure its effectiveness and recommend possible improvements thereto.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of DST Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
February 25, 1999

                               DST SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
ASSETS
Current assets
  Cash and cash equivalents..............................................  $    28.1  $    18.6
  Accounts receivable (includes related party receivables of $9.9 and
    $9.5)................................................................      282.4      268.4
  Inventories............................................................       16.3       15.9
  Deferred income taxes..................................................       21.3        7.6
  Other assets...........................................................       27.7       34.8
                                                                           ---------  ---------
                                                                               375.8      345.3
Investments..............................................................    1,130.5      815.8
Properties...............................................................      328.4      323.3
Intangibles and other assets.............................................       62.3       64.1
                                                                           ---------  ---------
    Total assets.........................................................  $ 1,897.0  $ 1,548.5
                                                                           ---------  ---------
                                                                           ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Debt due within one year...............................................  $    12.1  $    17.8
  Accounts payable.......................................................       85.3       80.9
  Accrued compensation and benefits......................................       53.4       49.6
  Deferred revenues and gains............................................       41.1       27.2
  Other liabilities......................................................       76.7       36.5
                                                                           ---------  ---------
                                                                               268.6      212.0
Long-term debt...........................................................       49.7       97.4
Deferred income taxes....................................................      343.2      236.3
Other liabilities........................................................       68.5       70.5
                                                                           ---------  ---------
                                                                               730.0      616.2
                                                                           ---------  ---------
Commitments and contingencies (Note 12)..................................
                                                                           ---------  ---------
Minority interests.......................................................        0.8        1.4
                                                                           ---------  ---------
Stockholders' equity
  Preferred stock, $0.01 par, 10,000,000 shares authorized and unissued.............................................................
  Common stock, $0.01 par, 125,000,000 shares authorized, 63,816,639 and
    63,843,101 shares issued.............................................        0.6        0.6
  Additional paid-in capital.............................................      462.3      466.1
  Retained earnings......................................................      378.1      306.5
  Treasury stock, at cost................................................      (34.1)     (40.4)
  Accumulated other comprehensive income.................................      359.3      198.1
                                                                           ---------  ---------
    Total stockholders' equity...........................................    1,166.2      930.9
                                                                           ---------  ---------
      Total liabilities and stockholders' equity.........................  $ 1,897.0  $ 1,548.5
                                                                           ---------  ---------
                                                                           ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Revenues (includes related parties revenues of $105.0, $90.2 and
  $89.6)..........................................................  $ 1,096.1  $   950.0  $   844.0

Costs and expenses................................................      834.7      719.6      653.0
Depreciation and amortization.....................................      108.8      103.5       99.1
Merger charges and other expenses.................................       33.1                  13.7
                                                                    ---------  ---------  ---------

Income from operations............................................      119.5      126.9       78.2

Interest expense..................................................       (8.6)      (8.5)     (10.5)
Other income, net.................................................        7.4        5.8        4.5
Gain on sale of Continuum.........................................                            223.4
Equity in losses of unconsolidated affiliates, net of income
  taxes...........................................................       (2.7)      (1.3)      (4.0)
                                                                    ---------  ---------  ---------

Income before income taxes and minority interests.................      115.6      122.9      291.6
Income taxes......................................................       44.3       42.9      113.3
                                                                    ---------  ---------  ---------

Income before minority interests..................................       71.3       80.0      178.3
Minority interests................................................       (0.3)       0.6        0.5
                                                                    ---------  ---------  ---------

Net income........................................................  $    71.6  $    79.4  $   177.8
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

Average common shares outstanding.................................       62.7       63.6       63.0
Dilutive shares outstanding.......................................       64.3       64.7       64.0

Basic earnings per share..........................................  $    1.14  $    1.25  $    2.82
Diluted earnings per share........................................  $    1.11  $    1.23  $    2.78

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                        COMMON STOCK                                               ACCUMULATED
                                   ----------------------  ADDITIONAL                                 OTHER         TOTAL
                                     NUMBER        PAR       PAID-IN     RETAINED     TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                                    OF SHARES     VALUE      CAPITAL     EARNINGS       STOCK        INCOME        EQUITY
                                   -----------  ---------  -----------  -----------  -----------  -------------  -----------
BALANCE, DECEMBER 31, 1995.......        61.8   $     0.6   $   409.6    $    70.9    $             $    21.4     $   502.5
Comprehensive income:
  Net income.....................                                            177.8
  Other comprehensive income.....                                                                        74.2
    Comprehensive income.........                                                                                     252.0

Issuance of common stock.........         2.5                    54.1                       0.1                        54.2
Repurchase of common stock.......        (0.4)                                            (12.5)                      (12.5)
                                        -----   ---------  -----------  -----------  -----------       ------    -----------
BALANCE, DECEMBER 31, 1996.......        63.9         0.6       463.7        248.7        (12.4)         95.6         796.2
Comprehensive income:
  Net income.....................                                             79.4
  Other comprehensive income.....                                                                       102.5
    Comprehensive income.........                                                                                     181.9

Issuance of common stock.........         0.3                     2.4                       2.4                         4.8
Repurchase of common stock.......        (1.6)                               (21.6)       (30.4)                      (52.0)
                                        -----   ---------  -----------  -----------  -----------       ------    -----------
BALANCE, DECEMBER 31, 1997.......        62.6         0.6       466.1        306.5        (40.4)        198.1         930.9
Comprehensive income:
  Net income.....................                                             71.6
  Other comprehensive income.....                                                                       161.2
    Comprehensive income.........                                                                                     232.8

Issuance of common stock.........         0.7                    (2.9)                     21.6                        18.7
Repurchase of common stock.......        (0.4)                   (0.9)                    (15.3)                      (16.2)
                                        -----   ---------  -----------  -----------  -----------       ------    -----------
BALANCE, DECEMBER 31, 1998.......        62.9   $     0.6   $   462.3    $   378.1    $   (34.1)    $   359.3     $ 1,166.2
                                        -----   ---------  -----------  -----------  -----------       ------    -----------
                                        -----   ---------  -----------  -----------  -----------       ------    -----------

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
CASH FLOWS--OPERATING ACTIVITIES:
Net income........................................................  $    71.6  $    79.4  $   177.8
                                                                    ---------  ---------  ---------
Depreciation and amortization.....................................      108.8      103.5       99.1
Noncash portion of merger charges.................................       13.5
Equity in losses of unconsolidated affiliates.....................        2.7        1.3        4.0
Cash dividends received from unconsolidated affiliates............        9.9                   8.0
Gain on sale of Continuum.........................................                           (223.4)
Deferred taxes....................................................      (10.0)      (3.1)      80.4
Changes in accounts receivable....................................      (13.0)     (40.3)     (30.5)
Changes in inventories and other current assets...................        6.6      (12.3)      (1.6)
Changes in accounts payable and accrued liabilities...............       82.0       11.8       16.4
Other, net........................................................        2.7        8.4        6.6
                                                                    ---------  ---------  ---------
Total adjustments to net income...................................      203.2       69.3      (41.0)
                                                                    ---------  ---------  ---------
    Net...........................................................      274.8      148.7      136.8
                                                                    ---------  ---------  ---------
CASH FLOWS--INVESTING ACTIVITIES:
Investments and advances to unconsolidated affiliates.............      (48.0)     (16.1)     (23.3)
Capital expenditures..............................................     (132.7)     (82.6)    (100.9)
Net investment in leases..........................................      (11.9)      (8.0)      (7.4)
Principal collections on leases...................................        6.4        8.6       10.4
Payment for purchases of subsidiaries, net of cash acquired.......      (14.2)     (16.8)      (3.2)
Other, net........................................................        9.3       14.8        3.9
                                                                    ---------  ---------  ---------
    Net...........................................................     (191.1)    (100.1)    (120.5)
                                                                    ---------  ---------  ---------
CASH FLOWS--FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net.......................        7.9        2.4       53.7
Proceeds from issuance of long-term debt..........................        7.4                   2.8
Principal payments on long-term debt..............................      (23.4)     (19.4)     (45.6)
Net increase (decrease) in short-term notes payable...............       (1.5)       2.6      (12.0)
Net increase (decrease) in revolving credit facilities............      (36.0)      25.5        3.6
Common stock repurchased..........................................      (16.2)     (52.2)     (12.5)
Other, net........................................................      (12.4)      (5.6)      (9.3)
                                                                    ---------  ---------  ---------
    Net...........................................................      (74.2)     (46.7)     (19.3)
                                                                    ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..............        9.5        1.9       (3.0)
Cash and cash equivalents, beginning of year......................       18.6       16.7       19.7
                                                                    ---------  ---------  ---------
Cash and cash equivalents, end of year............................  $    28.1  $    18.6  $    16.7
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry and other service industries. In December 1998, the Company completed its merger ("USCS Merger") with USCS International, Inc. ("USCS") through the issuance of approximately 13.8 million shares of common stock. The USCS Merger was accounted for under the pooling of interests accounting method. Accordingly, the DST financial results have been restated to combine the historical results of operations of DST and USCS, adjusted for conformity of accounting policies relating primarily to USCS' depreciation and amortization policies and accounting for the costs of software developed for internal USCS use.

The Company has several operating business units that offer sophisticated information processing and software services and products. These operating business units have been aggregated into three operating segments (Financial Services, Customer Management and Output Solutions). In addition, certain investments in equity securities, financial interests and real estate holdings have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks and other financial services organizations. The Company's software systems include shareowner accounting and recordkeeping systems offered to the U.S. mutual fund industry; a shareowner accounting and recordkeeping system offered to non-U.S. mutual funds and unit trusts; a securities transfer system offered primarily to corporate trustees and securities transfer agents; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; an image-based work management system offered primarily to mutual funds, insurance companies and other financial services organizations; and securities exchange and broker order systems offered to brokers and companies involved in the exchange of equity, bond and derivative securities primarily outside the U.S.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management processing and computer software services and products to cable television, direct broadcast satellite (DBS), wireless and wire-line telephony and multi-service providers. The Company's software systems enable its clients to manage mission-critical customer relationship functions, including new account set-up, order processing, customer support, customer billing, management reporting and marketing analysis.

The Customer Management Segment distributes its services and products on a direct basis and through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world. As a result of the acquisition of Custima, the Segment is also expanding into the utilities industry.

                               DST SYSTEMS, INC.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides statement processing services and solutions in North America to customers of the Company's Financial Services and Customer Management business segments, and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

INVESTMENTS AND OTHER

The Investments and Other Segment holds certain investments in securities, financial interests, the Company's real estate subsidiaries and the Company's hardware leasing subsidiary. The Company holds certain investments in equity securities with a market value of approximately $1.0 billion at December 31, 1998, including approximately 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $554.6 million and 6.0 million shares of State Street Corporation ("State Street") with a market value of $420.8 million. Additionally, the Company owns and operates real estate in North America which is held primarily for lease to the Company's other business segments.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

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

REVENUE RECOGNITION

Computer processing and services revenues are recognized upon completion of the services provided. Revenues under bundled service agreements are recognized over the life of the agreement based on usage and as the bundled services are provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales and sales-type leases is recognized as equipment is shipped. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Revenue from rentals and operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments are determined as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

The Company has entered into various agreements with related parties, principally unconsolidated affiliates, to utilize the Company's data processing facilities and its computer software systems. The

                               DST SYSTEMS, INC.

Company believes that the terms of its contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

COSTS AND EXPENSES

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

SOFTWARE DEVELOPMENT AND MAINTENANCE

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to ten years. Costs of internally developed proprietary software, used for producing revenues and to support the Company's operations, are expensed as incurred. Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1, effective for periods beginning after December 15, 1998, requires that certain costs for the development of internal use software including coding and software configuration costs, and costs of upgrades and enhancements be capitalized. Based on internal software development plans, the Company estimates that $14.0 to $20.0 million (unaudited) of costs related to the development of internal use software could be capitalized for the year ending December 31, 1999, net of related amortization. These costs, which have been previously expensed, will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three to five year period beginning on the date such software is place in service. The estimated range of capitalizable development costs for internal use software reflects the Company's current views. There may be differences between these estimates and actual development costs, and those differences may be material.

Research and development costs for software that will be sold or licensed to third parties are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility and it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year's net revenue to current year's net revenue plus estimated future net revenues or the amount computed by the straight-line method over the estimated useful life of the product, generally three to five years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis in accordance with SFAS ("Statement of Financial Accounting Standards") No. 86. The cost of custom development that is required and funded by a specific client is charged to costs and expenses as incurred.

A portion of the Company's development costs is funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed.

                               DST SYSTEMS, INC.

Operating costs include software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $165.5 million, $135.6 million and $107.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Capitalized development costs for systems to be sold or licensed to third parties was approximately $2.5 million, $3.1 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Amortization expense related to capitalized development costs totaled $0.4 million for the year ended December 31, 1998, while no amortization expense was recognized in 1997 or 1996 since the related software had not been placed in service.

CASH EQUIVALENTS

Short-term liquid investments with a maturity of three months or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined on the specific identification or first-in, first-out basis. Inventories are comprised primarily of paper and envelope stocks.

INVESTMENTS IN SECURITIES

The equity method of accounting is used for all entities in which the Company or its subsidiaries have at least 20% but not more than 50% voting interest or significant influence; the cost method of accounting is used for investments of less than 20% voting interest. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 30 years. Equipment and furniture are depreciated using straight-line and accelerated methods over the estimated useful lives, principally 3 to 10 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 1998. In conjunction with the USCS Merger, the Company incurred certain integration costs related to lease abandonment charges and the closing of certain production and administration centers as discussed in Note 3.

INTANGIBLES

Goodwill resulting from the cost of investments in excess of the underlying fair value of identifiable net assets acquired is amortized over periods ranging from 3 to 20 years. On a quarterly basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. These analyses are performed on an individual investment basis with the primary focus of the analyses being the expected future cash flows from significant products of each of the investments. In management's opinion, no such impairment exists at December 31, 1998.

                               DST SYSTEMS, INC.

INCOME TAXES

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

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109 (Note 8), the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 1998, the cumulative amount of such unremitted earnings was $37.8 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 1998 and 1997 were $2.5 million and $2.3 million, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

CUSTOMER DEPOSITS

The Company requires postage deposits from certain of its clients based on long-term contractual arrangements. The Company does not anticipate repaying in the next year amounts classified as non-current.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year end exchange rates and income and expense accounts at average rates during the year. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 1998 and 1997. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. The dilutive effect of all potential common shares outstanding during the year has been included in diluted earnings per share.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has presented the required SFAS No. 123 pro forma disclosures in Note 9.

                               DST SYSTEMS, INC.

COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income consists of net income, unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income. Prior year's financial statements have been prepared in accordance with the SFAS No. 130 requirements.

SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been prepared in accordance with SFAS 131 requirements in order to conform to the 1998 presentation.

3. ACQUISITIONS AND DISPOSITIONS

USCS MERGER

Effective December 21, 1998, the Company acquired USCS, which was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for periods prior to December 21, 1998 have been restated to include the financial position and results of operations of USCS. A summary of historical results of DST and USCS are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Revenues:
  DST Systems, Inc................................................  $   749.0  $   650.7  $   580.8
  USCS International, Inc.........................................      347.1      299.3      263.2
                                                                    ---------  ---------  ---------
Total revenues....................................................  $ 1,096.1  $   950.0  $   844.0
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
Net income
  DST Systems, Inc................................................  $    73.9  $    59.0  $   167.2
  USCS International, Inc.........................................       21.0       22.4       14.5
  Conforming of accounting policies...............................       (3.9)      (2.0)      (3.9)
  Merger costs....................................................      (19.4)
                                                                    ---------  ---------  ---------
Total net income..................................................  $    71.6  $    79.4  $   177.8
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies relating primarily to USCS' depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million, $2.0 million and $3.9 million for each of the years ended December 31, 1998, 1997 and 1996, respectively. Non-current assets decreased $33.3 million and $25.9 million at December 31, 1998 and 1997, respectively, as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

                               DST SYSTEMS, INC.

In December 1998, DST's management approved plans which include initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate facilities. Total accrued integration costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $3.4 million and $12.8 million relate to the Financial Services, Customer Management and Output Solutions Segments, respectively.

Accrued integration costs include $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees of which approximately 50 employees have separated from the Company as of December 31, 1998. Employee separations will affect the majority of business functions and job classifications across the Customer Management ($1.7 million) and Output Solutions ($1.5 million) Segments, principally in North America.

The integration plans include $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Customer Management ($1.1 million) and Output Solutions ($9.1 million) Segments. For the locations to be closed and the non-strategic business lines to be eliminated, the tangible and intangible assets to be disposed of have been written down by $4.6 million to fair value. The integration plans also include $2.7 million ($0.7, $0.2, and $1.8 million for the Financial Services, Customer Management, and Output Solutions Segments, respectively) related to purchased software/communications systems that will be abandoned. Additionally, $0.8 million ($0.4 million in each of the Customer Management and Output Solutions Segments) of costs have been expensed related to terminating certain obligations which have no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the charge were approximately $9.5 million and $7.4 million, respectively. Details of the merger charge are as follows (in millions):

                                                                                              UTILIZED             BALANCE AT
                                                                         ORIGINAL    --------------------------   DECEMBER 31,
                                                                          AMOUNT        CASH        NON-CASH          1998
                                                                        -----------     -----     -------------  ---------------
Employee severance benefits...........................................   $     3.2    $     0.6     $               $     2.6
Other.................................................................         6.3                                        6.3
Write down of long-lived assets.......................................         7.4                        7.4
                                                                             -----          ---           ---             ---
Total merger charges..................................................   $    16.9    $     0.6     $     7.4       $     8.9
                                                                             -----          ---           ---             ---
                                                                             -----          ---           ---             ---

Most of the remaining employee severance benefits are expected to be paid in 1999. The balance of the accrued costs relates primarily to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Two of the locations have been closed as of December 31, 1998. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things additional employee costs, relocation and integration costs of moving to common internal systems. Although precise estimates cannot be made, mangement does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

Transaction costs for the USCS Merger of $9.1 million include investment banker fees, legal fees and other costs paid in connection with the merger.

                               DST SYSTEMS, INC.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership, 50% owned by Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of the Company and State Street Corporation) and 50% by BankBoston Corporation. DST is currently developing a new securities transfer system ("Fairway") to be used by EquiServe to process all of its accounts. The Company has also agreed with EquiServe to provide the data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will contribute Fairway and its securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS, after the EquiServe Contribution. The Company believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the continued consolidation of the securities transfer industry. The acceptance of the defined components of Fairway is currently expected to occur in three stages beginning in the second quarter of 1999 and completing in the third quarter of 2000, at which time the Company's non-EquiServe securities transfer business will be transferred to EquiServe. The Company expects to account for the investment in EquiServe on the equity method.

As Fairway is accepted and the transaction is completed, the Company plans to account for the EquiServe Contribution as a non-cash, non-taxable, like-kind exchange of similar productive assets. Accordingly, no gain will be recognized from the EquiServe Contribution. The capitalized costs associated with the Fairway development along with the net assets of the securities transfer business contributed will become the basis of the Company's investment in EquiServe. The Company expensed costs of Fairway development of $8.7 million, $3.6 million and $2.2 million in 1998, 1997 and 1996, respectively. The Company expects to account for the investment in EquiServe on the equity method.

CUSTIMA

In August 1998, USCS purchased 100% of the stock ("Custima Acquisition") of United Kingdom based Custima International Holdings, plc ("Custima") for approximately $15.4 million. The business acquired provides customer management software for the utilities industry. The acquisition was accounted for as a purchase, and accordingly, the Company's financial statements include Custima's results of operations from the date of acquisition.

The purchase includes existing technology, in-process research and development (IPR&D), trademarks and in-place workforce with an aggregate value of approximately $18.1 million. The purchase price exceeded the fair market value of net tangible assets acquired by $15.1 million, however, the purchase price was less than the estimated fair value of all assets (tangible and intangible) acquired. Accordingly, the non-current assets recorded in the transaction (including IPR&D projects) were reduced on a pro-rata basis such that the total amount of the assets recorded did not exceed the consideration paid.

The Company engaged a third party to perform an appraisal of the Custima Acquisition (including the IPR&D projects acquired). The IPR&D projects included improvements and increased functionality to the core billing product to adapt it for competitive use within the U.S. and development of a new Java-based product which will allow large utilities to benefit from an advanced billing system while utilizing their existing legacy database.

The IPR&D projects were estimated to be approximately 60% complete as of the date of acquisition and were assigned a total value at $7.1 million (using the income method discounted at 30% which did

                               DST SYSTEMS, INC.

not differ significantly from the stage of completion method, reduced to $6.0 million as a result of the total amount of the assets acquired from Custima exceeding the consideration paid). Phased completion and delivery of the projects are expected through mid-year 2000. The estimated cost of completion for the projects is $7.5 million with cash inflows expected to commence shortly after the respective completion dates. As with any software development project, there are inherent development risks and periodic review of the projects can result in changes to the development plan and the Company's business plans for the software.

In accordance with applicable accounting principles, the assigned value of the IPR&D ($6.0 million) was expensed at the date of acquisition. Also, a charge for redundant facilities and workforce of $1.1 million was recorded in connection with USCS's purchase and consolidation of Custima. Intangible assets (other than IPR&D) are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

DBS SYSTEMS CORPORATION ("DBS SYSTEMS")

In October 1997, the Company purchased the remaining 20% minority interest in DBS Systems for $13.2 million in cash. The excess of the purchase price over the net assets acquired of $11.6 million has been assigned a useful life of 12 years. The Company had previously acquired 20% and 60% of DBS Systems in December 1995 and May 1993, respectively. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

DST CATALYST, INC. ("DST CATALYST")

In August 1997, the Company formed DST Catalyst by purchasing an 81% interest in the international information technology subsidiary of the Chicago Stock Exchange. DST Catalyst provides software and services to support automated securities exchange activities and broker order interfaces primarily outside the U.S. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

FIRST OF MICHIGAN CAPITAL CORPORATION ("FIRST OF MICHIGAN")

In July 1997, the Company sold its interest in First of Michigan for $9.6 million. The transaction, on an after-tax basis, did not have a material effect on the Company's financial position or results of operations.

THE CONTINUUM COMPANY, INC. ("CONTINUUM")

On August 1, 1996, Continuum merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange accounted for as a pooling-of-interests. DST, which prior to the merger owned approximately 23% of Continuum, received in the exchange shares of CSC common stock with a value of $295 million based upon the closing price of CSC common stock on August 1, 1996. DST recognized a one-time gain after taxes and other expenses of $127.6 million. In connection with the merger, the Company elected to make a one-time $13.7 million Employee Stock Ownership Program ("ESOP") contribution to provide funding for certain Continuum employee withdrawals from DST's ESOP. DST's shares of CSC represent an approximate 5% interest in the combined company. As a result of the merger, Continuum ceased to be an unconsolidated equity affiliate of DST and under generally accepted accounting principles, no part of Continuum or CSC earnings since that time have been

                               DST SYSTEMS, INC.

recognized by DST. DST recognized equity in losses of Continuum of $4.9 million in 1996. The Company's investment in CSC is accounted for as available-for-sale securities. Although CSC does not currently pay cash dividends, DST will recognize dividend income on any cash dividends received from CSC.

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

4. PROPERTIES

Properties and related accumulated depreciation are as follows (in millions):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
Land........................................................  $    20.1  $    21.8
Buildings...................................................      128.2      122.1
Data processing equipment...................................      296.9      275.1
Data processing software....................................      112.8      102.8
Software development costs..................................        7.9        5.4
Furniture, fixtures and other equipment.....................      209.6      187.9
Leasehold improvements......................................       35.9       44.0
Capitalized leases..........................................        4.5        4.7
Construction-in-progress....................................       28.6       21.8
                                                              ---------  ---------
                                                                  844.5      785.6
Less accumulated depreciation and amortization..............      516.1      462.3
                                                              ---------  ---------
Net properties..............................................  $   328.4  $   323.3
                                                              ---------  ---------
                                                              ---------  ---------

Depreciation expense for the years ended December 31, 1998, 1997 and 1996, was $94.9 million, $94.8 million and $91.1 million, respectively. Cost includes the amount of interest cost associated with significant capital additions. Capitalized interest was $0.1 million, $0.1 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                               DST SYSTEMS, INC.

5. INVESTMENTS

Investments are as follows (in millions):

                                                                                                    CARRYING VALUE
                                                                                      1998           DECEMBER 31,
                                                                                    OWNERSHIP    --------------------
                                                                                   PERCENTAGE      1998       1997
                                                                                  -------------  ---------  ---------
Available-for-sale securities:
  Computer Sciences Corporation.................................................           5%    $   554.6  $   360.4
  State Street Corporation......................................................           4%        420.8      347.5
  Euronet Services, Inc.........................................................          11%          4.5        9.2
  Other available-for-sale securities...........................................                      38.7        8.2
                                                                                                 ---------  ---------
                                                                                                   1,018.6      725.3
                                                                                                 ---------  ---------
Unconsolidated affiliates:
  Boston Financial Data Services, Inc...........................................          50%         39.4       32.3
  European Financial Data Services Ltd..........................................          50%          5.5        6.2
  Argus Health Systems, Inc.....................................................          50%          3.8       10.6
  Other unconsolidated affiliates...............................................                      25.6       14.9
                                                                                                 ---------  ---------
                                                                                                      74.3       64.0
                                                                                                 ---------  ---------
Other:
  Net investment in leases......................................................                      16.3       10.6
  Other.........................................................................                      21.3       15.9
                                                                                                 ---------  ---------
                                                                                                      37.6       26.5
                                                                                                 ---------  ---------
      Total investments.........................................................                 $ 1,130.5  $   815.8
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

Computer Sciences Corporation ("CSC") is a provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The Company's investment in CSC is a result of the merger of CSC with The Continuum Company, Inc. on August 1, 1996, as described in Note 3. Continuum is an international software systems and services provider specializing in the development and installation of advanced computing software for life and property and casualty insurance, annuities and other financial services products. The aggregate market value of the Company's investment in CSC's common stock presented above was based on the closing price on the New York Stock Exchange.

State Street Corporation ("State Street") is a leading provider of securities custody and recordkeeping services to the mutual fund industry. State Street also provides corporate banking services to New England middle market companies, as well as specialized lending and international banking services. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange. The Company received $3.0 million, $2.5 million and $2.2 million in dividends from State Street in 1998, 1997 and 1996, respectively, which have been recorded in other income.

Euronet Services, Inc. operates an independent, non-bank owned automatic teller machine network as a service provider to banks and other financial institutions in certain Central European countries. Euronet consummated an initial public offering of its common stock in March 1997. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the New York Stock Exchange.

                               DST SYSTEMS, INC.

The Company's investments in available-for-sale securities had an aggregate market value of $1,018.6 million and $725.3 million and aggregate cost basis of $427.9 million and $399.1 million at December 31, 1998 and 1997, respectively. Proceeds of $7.0 million and gross realized gains of $1.9 million were recorded in 1998 from the sale of available-for-sale securities. Gross unrealized holding gains totaled $591.2 million and $326.2 million at December 31, 1998 and 1997, respectively. Gross unrealized holding losses totaled $0.5 million December 31, 1998. There were no gross holding losses at December 31, 1997.

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

European Financial Data Services Limited ("EFDS") is a United Kingdom joint venture of DST and State Street. EFDS provides full and remote processing for United Kingdom unit trusts and related products. EFDS is also implementing a new unit trust accounting system for the United Kingdom market.

Argus Health Systems, Inc. ("Argus") is a corporate joint venture of the Company and a privately held life insurance holding company. Argus provides pharmacy benefit plan processing services to the health care industry. Argus utilizes the Company's data processing facility for its claims processing services. The Company received a $9.5 million cash dividend from Argus in 1998 and a $9.5 million dividend from Argus in 1996, of which $8.0 million was cash.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows (in millions):

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Boston Financial Data Services, Inc...................................  $     7.2  $     6.2  $     5.4
European Financial Data Services Limited..............................      (11.1)     (11.8)      (6.0)
Argus Health Systems, Inc.............................................        2.7        4.5        1.7
Other.................................................................       (1.1)      (0.2)      (0.3)
The Continuum Company, Inc. (1).......................................                             (4.9)
                                                                        ---------  ---------  ---------
                                                                        $    (2.3) $    (1.3) $    (4.1)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

------------------------

(1) Through the period ended June 30, 1996.

                               DST SYSTEMS, INC.

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
Revenues............................................  $   410.9  $   336.1  $   614.7
Costs and expenses..................................      418.8      337.6      633.4
Net loss (1)........................................       (7.9)      (1.5)     (18.7)
Current assets......................................      104.9       99.9
Noncurrent assets...................................      203.7      195.5
Current liabilities.................................       51.8       41.5
Noncurrent liabilities..............................      208.0      174.7
Partners' and stockholders' equity..................       48.8       79.2

------------------------

(1) Includes Continuum through the period ended June 30, 1996.

Net investment in leases of $16.3 million and $10.6 million at December 31, 1998 and 1997, respectively, reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

The Company has committed to make additional investments approximating $2.5 million related to certain private equity partnerships.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the following items (in millions):

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1998       1997
                                                               ---------  ---------
Intangibles..................................................  $   103.3  $    94.4
Less accumulated amortization................................       43.9       32.8
                                                               ---------  ---------
  Net........................................................       59.4       61.6
Other assets.................................................        2.9        2.5
                                                               ---------  ---------
  Total......................................................  $    62.3  $    64.1
                                                               ---------  ---------
                                                               ---------  ---------

Intangibles exclude goodwill of $4.5 million and $4.6 million at December 31, 1998 and 1997, respectively, related to unconsolidated affiliates which is classified as part of the investments in the unconsolidated affiliates. Amortization expense, including amortization related to goodwill recorded in investments, totaled $13.8 million, $8.7 million and $9.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                               DST SYSTEMS, INC.

7. LONG-TERM DEBT

The Company is obligated under notes and other indebtedness as follows (in millions):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
Secured notes payable.......................................  $    10.5  $    16.0
Mortgage notes..............................................       24.8       34.0
Revolving credit facilities.................................       23.0       59.1
Other.......................................................        3.5        6.1
                                                              ---------  ---------
                                                                   61.8      115.2
Less debt due within one year...............................      (12.1)     (17.8)
                                                              ---------  ---------
Long-term debt..............................................  $    49.7  $    97.4
                                                              ---------  ---------
                                                              ---------  ---------

The secured notes payable primarily represent notes, which are secured by data processing and production equipment and minimum rental receivables. These notes are generally payable over 12 to 24 month periods with interest rates from 3.90% to 9.72% at December 31, 1998.

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are based on floating prime or are fixed and range from 8.39% to 10.0% at December 31, 1998.

In December 1996, the Company entered into an amended and restated five-year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. Among other provisions, the agreement limits subsidiary indebtedness and sales of assets and requires the Company to maintain certain coverage and leverage ratios. No borrowings were outstanding at December 31, 1998, and borrowings of $30.0 million were outstanding at December 31, 1997.

The Company and its subsidiaries maintain additional lines of credit totaling $100 million for working capital requirements and general corporate purposes of which $50 million matures May 1999, $20 million matures December 1999 and $30 million matures December 2000. Borrowings under the facilities are available at rates tied to the Eurodollar, federal funds rates or LIBOR rates. Commitment fees of 0.105% to 0.25% per annum are required on the unused portions. Borrowings of $23.0 million and $29.1 million were outstanding under these additional lines of credit at December 31, 1998 and 1997, respectively.

                               DST SYSTEMS, INC.

Future principal payments of indebtedness at December 31, 1998 are as follows (in millions):

1999.................................................................  $    12.1
2000.................................................................        7.1
2001.................................................................        1.9
2002.................................................................       25.1
2003.................................................................        2.2
Thereafter...........................................................       13.4
                                                                       ---------
Total................................................................  $    61.8
                                                                       ---------
                                                                       ---------

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt is considered to approximate fair value at December 31, 1998 and 1997.

8. INCOME TAXES

As a result of the USCS Merger, USCS will be included with the Company and its consolidated U.S. subsidiaries in filing a consolidated federal income tax return beginning December 21, 1998. Prior to the USCS Merger, USCS and its consolidated U.S. subsidiaries filed a separate consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (loss) (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
U.S.................................................  $   108.9  $   133.0  $   299.8
International.......................................        6.7      (10.1)      (8.2)
                                                      ---------  ---------  ---------
Total...............................................  $   115.6  $   122.9  $   291.6
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

                               DST SYSTEMS, INC.

Income tax expense consists of the following components (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Current:
  Federal.............................................  $    43.3  $    37.0  $    28.5
  State and local.....................................        5.0        6.0        3.9
  International.......................................        6.0        3.0        0.5
                                                        ---------  ---------  ---------
    Total current.....................................       54.3       46.0       32.9
                                                        ---------  ---------  ---------
Deferred:
  Federal.............................................       (5.0)      (1.2)      67.3
  State and local.....................................       (2.8)      (0.7)      13.3
  International.......................................       (2.2)      (1.2)      (0.2)
                                                        ---------  ---------  ---------
    Total deferred....................................      (10.0)      (3.1)      80.4
                                                        ---------  ---------  ---------
Total income tax expense..............................  $    44.3  $    42.9  $   113.3
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Income tax expense using the statutory rate in
  effect..............................................  $    40.5  $    43.0  $   102.1
Tax effect of:
  State and local income taxes, net...................        1.4        3.4       11.2
  International income taxes, net.....................       (0.6)       1.1        1.1
  Earnings of U.S. unconsolidated affiliates..........       (2.8)      (3.1)      (1.3)
  Transaction costs for USCS Merger...................        3.2
  Acquired in-process research and development
    costs.............................................        2.1
  Other...............................................        0.5       (1.5)       0.2
                                                        ---------  ---------  ---------
Total income tax expense..............................  $    44.3  $    42.9  $   113.3
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------
Effective tax rate....................................       38.4%      34.9%      38.8%
Statutory federal tax rate............................       35.0%      35.0%      35.0%

                               DST SYSTEMS, INC.

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Liabilities:
  Investments in available for sale securities............  $  (359.8) $  (256.5)
  Unconsolidated affiliates and investments...............       (2.1)      (2.8)
  Other, net..............................................       (9.4)      (5.1)
                                                            ---------  ---------
  Gross deferred tax liabilities..........................     (371.3)    (264.4)
                                                            ---------  ---------
Assets:
  Book accruals not currently deductible for tax..........       17.2       13.7
  Depreciation and amortization...........................       16.0       10.6
  Deferred compensation and other employee benefits.......       11.9        7.8
  International operating loss carryforwards..............        2.5        2.7
  Other, net..............................................        1.8        0.9
                                                            ---------  ---------
  Gross deferred tax assets...............................       49.4       35.7
                                                            ---------  ---------
Net deferred tax liability................................  $  (321.9) $  (228.7)
                                                            ---------  ---------
                                                            ---------  ---------

9. STOCKHOLDERS' EQUITY

STOCK BASED COMPENSATION

In September 1995, the Company established the Stock Option and Performance Award Plan, which now provides for the availability of 9,000,000 shares of the Company's common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at or subsequent to the date of grant.

USCS, prior to its merger with DST, issued stock options under five stock option plans to directors, officers and key employees of USCS. Under the 1988, 1990, 1993 and 1996 USCS Stock Option Plans, options were granted at prices and with terms and conditions established by USCS' Board of Directors at the date of grant. Options under these plans vest over periods of up to sixty months and expire ten years after the date of grant. Under the USCS Director's Stock Option Plan, options were granted at fair market value and vested annually over three years and expire five years after the date of grant. Upon completion of the USCS Merger, each outstanding option to purchase USCS common stock issued pursuant to USCS' stock option plans was assumed by DST. Each such option now constitutes an option to acquire, on the same terms and conditions as were applicable under such assumed option, that number of shares of DST Common Stock equal to the product of the merger exchange ratio of 0.62 and the number of shares of USCS Common Stock subject to such option rounded down to the nearest whole share. The exercise price per share of DST common stock is equal to the exercise price per share of such option before the USCS Merger divided by the merger exchange ratio of 0.62, rounded up to the nearest whole cent. Pursuant to certain change in control provisions in the USCS

                               DST SYSTEMS, INC.

Option Plans, approximately 50% of the unvested portions of the options accelerated and became exercisable at the completion of the USCS Merger.

Compensation expense recognized in accordance with APB 25 was not material in 1998, 1997 and 1996.

Summary stock option activity is presented in the table below (shares in millions):

                                                        1998                      1997                      1996
                                              ------------------------  ------------------------  ------------------------
                                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE                   AVERAGE
                                                            EXERCISE                  EXERCISE                  EXERCISE
                                                SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                              -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at January 1....................         4.6    $   23.01          3.7    $   18.50          3.4    $   15.90
Granted.....................................         1.3        47.69          1.3        31.95          0.8        22.38
Exercised...................................        (0.4)       16.34         (0.3)        7.52         (0.3)        3.39
Canceled....................................        (0.2)       31.30         (0.1)       20.67         (0.2)       15.88
                                                     ---                       ---                       ---
Outstanding at December 31..................         5.3    $   29.28          4.6    $   23.01          3.7    $   18.50
                                                     ---                       ---                       ---
                                                     ---                       ---                       ---
Exercisable at December 31..................         3.5    $   23.45          1.7    $   18.87          1.2    $   17.05

Summary information concerning outstanding and exercisable stock options as of December 31, 1998 follows (in millions, except per share amounts):

                                           OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
                                -----------------------------------------   ----------------------
                                                  WEIGHTED       WEIGHTED                 WEIGHTED
                                                  AVERAGE        AVERAGE                  AVERAGE
           RANGE OF               NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
       EXERCISE PRICES          OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
------------------------------  -----------   ----------------   --------   -----------   --------
$0.34 -- $11.91...............      0.2             6.0           $ 7.35        0.2        $ 7.30
20.17 -- 21.51................      2.5             6.9            20.83        2.1         20.87
26.21 -- 41.74................      1.6             8.3            31.01        1.2         31.19
47.79 -- 62.34................      1.0             9.3            53.73
                                     --              --          --------        --      --------
$0.34 -- $62.34...............      5.3             7.7           $29.28        3.5        $23.45

Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                              1998       1997       1996
                                            ---------  ---------  ---------
Net income (millions):         As reported  $    71.6  $    79.4  $   177.8
                               Pro forma         58.0       71.3      172.9

Basic earnings per share:      As reported       1.14       1.25       2.82
                               Pro forma         0.92       1.12       2.75

Diluted earnings per share:    As reported       1.11       1.23       2.78
                               Pro forma         0.90       1.10       2.70

Pro forma net income for 1998 was significantly impacted by the acceleration of vesting of certain USCS stock options at the time of the USCS Merger pursuant to certain change in control provisions in the USCS Stock Option Plans.

                               DST SYSTEMS, INC.

The weighted average fair value of options granted was $17.31, $13.06 and $11.83 for 1998, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: expected option terms of 5.3, 5.7 and 7.1 years, volatility of 28.4%, 30.7% and 41.6%, dividend yield of 0% and risk-free interest rates of 5.4%, 6.2% and 5.8%.

Prior to the USCS Merger, shares were issued under the USCS Employee Stock Purchase Plan. Common stock purchases under the Plan totaled approximately 32,000 shares and 12,000 shares in 1998 and 1997, respectively. The weighted average fair value of the employee purchase rights and compensation expense was immaterial.

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Net income............................................  $    71.6  $    79.4  $   177.8
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------
Average common shares outstanding.....................       62.7       63.6       63.0
Incremental shares from assumed conversions of stock
  options.............................................        1.6        1.1        1.0
                                                        ---------  ---------  ---------
Dilutive potential common shares......................       64.3       64.7       64.0
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------
Basic earnings per share..............................  $    1.14  $    1.25  $    2.82
Diluted earnings per share............................  $    1.11  $    1.23  $    2.78

STOCK ISSUANCE AND REPURCHASES

Net proceeds of $54.1 million were received in 1996 from the initial public offering of USCS common stock.

In December 1998, the Board of Directors approved a plan for DST to repurchase 600,000 shares of DST common stock at the rate of approximately 25,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger for use under various DST option and benefit programs. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations.

In the fourth quarter 1997, DST expended $21.7 million to purchase 1.1 million shares of USCS common stock. These shares were retired in conjunction with the USCS Merger.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts. The Company expended $10.0 million, $20.3 million, and $12.5 million in 1998, 1997 and 1996, respectively to complete the purchases under this plan.

USCS, prior to the USCS Merger, expended approximately $6.2 million in 1998 and $10.2 million in 1997 for the repurchase of common stock in order to meet obligations under stock option plans,

                               DST SYSTEMS, INC.

employee stock purchase plans and 401(k) retirement plans. Substantially all these shares were reissued prior to the USCS Merger.

The Company had 0.9 million and 1.3 million shares held in treasury at December 31, 1998 and 1997, respectively.

COMPREHENSIVE INCOME

Components of other comprehensive income consist of the following (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period..........................................  $   266.4  $   170.9  $   119.1
  Less reclassification adjustment for gains
    included in net income..........................       (1.9)
Foreign currency translation adjustments............                  (1.6)       1.6
Deferred income taxes...............................     (103.3)     (66.8)     (46.5)
                                                      ---------  ---------  ---------
Other comprehensive income..........................  $   161.2  $   102.5  $    74.2
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

Components of the related tax provision of other comprehensive income consists of the following (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period............................................  $   104.0  $    66.8  $    46.5
  Less reclassification adjustment for gains included
    in net income.....................................       (0.7)
                                                        ---------  ---------  ---------
Deferred income taxes.................................  $   103.3  $    66.8  $    46.5
                                                        ---------  ---------  ---------
                                                        ---------  ---------  ---------

RIGHTS PLAN

The Company is party to a Stockholder's Rights Agreement (the "Rights Plan") dated as of October 6, 1995, and amended as of July 9, 1998. Each share of the Company's common stock held of record on October 18, 1995 (when Kansas City Southern Industries, Inc. ("KCSI") was then the sole stockholder of the Company) and all shares of common stock issued in and subsequent to the Offerings have received one Right. Each Right entitles its holder to purchase 1/1000th share of preferred stock of the Company, or in some circumstances, other securities of the Company. In certain circumstances, the Rights entitle their holders to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an "Acquiring Person"), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or ten days following the commencement or announcement of any person's intention to make a tender offer or

                               DST SYSTEMS, INC.

exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. KCSI, its subsidiary, FAM Holdings, Inc. ("FAM"), and certain entities affiliated with FAM are in certain circumstances excluded from the definition of an "Acquiring Person" under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an acquiring person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

10. BENEFITS PLANS

The Company sponsors defined contribution 401(k) and profit sharing plans that cover substantially all domestic employees following the completion of an eligibility period. These plans provide for employer contributions based primarily upon employee participation and are made at the discretion of the Board of Directors. The total expense under these plans was $9.7 million, $9.2 million and $7.9 million in 1998, 1997 and 1996, respectively. The Company funded $6.5 million of the 1997 obligation in 1998 with shares held in treasury at the fair market value on the date of contribution.

Prior to 1998, DST participated in a multi-employer ESOP. In January 1998, the Company formed The DST Systems, Inc. Employee Stock Ownership Plan ("DST ESOP") and transferred all balances from DST's portion of the multi-employer ESOP to the DST ESOP. This plan provide for employer contributions based primarily upon employee participation and are made at the discretion of the Board of Directors. The total expense under this plan was $1.0 million, $2.0 million and $13.7 million in 1998, 1997 and 1996, respectively.

USCS had two defined contribution stock ownership plans ("USCS ESOP") covering substantially all employees who were employed by USCS as of February 18, 1993. There were no contributions to the plans in 1998, 1997 and 1996. Under the plans, USCS was obligated, at the employee's option, to repurchase vested shares at the current fair market value upon termination or retirement. Substantially all share repurchases in 1996 and prior years resulted from the repurchase of shares from former employees. USCS' repurchase obligations under the plans lapsed effective with the initial public offering of USCS common stock. The USCS ESOP was terminated effective January 1, 1997. An initial distribution from the ESOP trust occurred in August 1997, with a total of approximately 321,000 shares and cash of $579,000 distributed to the participants. In December 1997, the remaining approximately 1.8 million shares and cash of $97,000 were distributed.

The Company has active and nonactive non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts accrue interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying investments. Amounts deferred under the plans totaled approximately $22.5 million and $16.3 million at December 31, 1998 and 1997, respectively.

                               DST SYSTEMS, INC.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
Interest paid during the year..........................  $    11.4  $     6.2  $    13.0
Income taxes paid during the year......................       40.7       43.6       30.8

In 1998, the Company received a $9.5 million dividend from Argus. The Company also received a $9.5 million dividend from Argus in December 1996, $8.0 million of which was received in cash and $1.5 million of which was received in the form of a note receivable from a related party.

The Company purchased mainframe computer equipment and other capital additions in the amount of $30.2 million and $4.8 million in 1997 and 1996, respectively, through secured notes payable or vendor financed installment notes which required no direct outlay of cash. No such purchases occurred in 1998.

The renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

12. COMMITMENTS AND CONTINGENCIES

The Company has future obligations under certain software license agreements and operating leases. The operating leases, which include facilities, data processing and other equipment have lease terms ranging from 1 to 25 years not including options to extend the leases for various lengths of time. Rental expense from operating leases was $40.9 million, $43.2 million and $40.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements are as follows (in millions):

                                                                            SOFTWARE
                                                         NON-CANCELABLE      LICENSE
                                                             LEASES        AGREEMENTS      TOTAL
                                                         ---------------  -------------  ---------
1999...................................................     $    29.7       $     8.7    $    38.4
2000...................................................          23.2            10.2         33.4
2001...................................................          16.1             7.7         23.8
2002...................................................           9.7             7.1         16.8
2003...................................................           6.0             0.2          6.2
Thereafter.............................................          38.4             0.4         38.8
                                                               ------           -----    ---------
Total..................................................     $   123.1       $    34.3    $   157.4
                                                               ------           -----    ---------
                                                               ------           -----    ---------

Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis.

The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $6.8 million, $6.6 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has also entered into agreements with co-participants in certain joint venture subsidiaries whereby upon defined circumstances constituting a change in control of either party to the venture, the other party has the right to acquire, at a specified price, the entire interest in the joint venture.

                               DST SYSTEMS, INC.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 1998 were not significant.

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

                               DST SYSTEMS, INC.

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has four segments as defined in Note 1. The Company evaluates the performance of its segments based on income before taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                               YEAR ENDED DECEMBER 31, 1998
                                      ------------------------------------------------------------------------------
                                       FINANCIAL    CUSTOMER      OUTPUT     INVESTMENTS/                CONSOLIDATED
                                       SERVICES    MANAGEMENT    SOLUTIONS       OTHER      ELIMINATIONS    TOTAL
                                      -----------  -----------  -----------  -------------  -----------  -----------
External revenues...................   $   506.4    $   221.7    $   357.0     $    11.0     $            $ 1,096.1
Intersegment revenues...............         1.2                      57.7          23.1         (82.0)
                                      -----------  -----------  -----------        -----    -----------  -----------
Total revenues......................       507.6        221.7        414.7          34.1         (82.0)     1,096.1

Cost and expenses...................       360.5        187.8        350.9          17.5         (82.0)       834.7
Depreciation and amortization.......        61.7         11.6         27.7           7.8                      108.8
Merger charges......................                                                              33.1         33.1
                                      -----------  -----------  -----------        -----    -----------  -----------
Income from operations..............        85.4         22.3         36.1           8.8         (33.1)       119.5
Other income (loss), net............         1.5         (0.6)         0.5           5.4           0.6          7.4
Equity in losses of unconsolidated
  affiliates........................        (1.4)                                   (1.3)                      (2.7)
                                      -----------  -----------  -----------        -----    -----------  -----------
Earnings before interest and income
  taxes.............................   $    85.5    $    21.7    $    36.6     $    12.9     $   (32.5)   $   124.2
                                      -----------  -----------  -----------        -----    -----------  -----------
                                      -----------  -----------  -----------        -----    -----------  -----------

                                                               YEAR ENDED DECEMBER 31, 1997
                                      ------------------------------------------------------------------------------
                                       FINANCIAL    CUSTOMER      OUTPUT     INVESTMENTS/                CONSOLIDATED
                                       SERVICES    MANAGEMENT    SOLUTIONS       OTHER      ELIMINATIONS    TOTAL
                                      -----------  -----------  -----------  -------------  -----------  -----------
External revenues...................   $   424.3    $   202.9    $   310.9     $    11.9     $            $   950.0
Intersegment revenues...............         0.7                      55.5          21.8         (78.0)
                                      -----------  -----------  -----------        -----    -----------  -----------
Total revenues......................       425.0        202.9        366.4          33.7         (78.0)       950.0

Cost and expenses...................       302.3        164.5        312.8          18.0         (78.0)       719.6
Depreciation and amortization.......        56.5         10.1         29.3           7.6                      103.5
                                      -----------  -----------  -----------        -----    -----------  -----------
Income from operations..............        66.2         28.3         24.3           8.1                      126.9
Other income (loss), net............         0.8         (0.6)         0.7           4.7           0.2          5.8
Equity in losses of unconsolidated
  affiliates........................        (0.9)                                   (0.4)                      (1.3)
                                      -----------  -----------  -----------        -----    -----------  -----------
Earnings before interest and income
  taxes.............................   $    66.1    $    27.7    $    25.0     $    12.4     $     0.2    $   131.4
                                      -----------  -----------  -----------        -----    -----------  -----------
                                      -----------  -----------  -----------        -----    -----------  -----------

                               DST SYSTEMS, INC.

                                                               YEAR ENDED DECEMBER 31, 1996
                                      ------------------------------------------------------------------------------
                                       FINANCIAL    CUSTOMER      OUTPUT     INVESTMENTS/                CONSOLIDATED
                                       SERVICES    MANAGEMENT    SOLUTIONS       OTHER      ELIMINATIONS    TOTAL
                                      -----------  -----------  -----------  -------------  -----------  -----------
External revenues...................   $   378.2    $   172.3    $   284.0     $     9.5     $            $   844.0
Intersegment revenues...............                                  50.2          16.4         (66.6)
                                      -----------  -----------  -----------        -----    -----------  -----------
Total revenues......................       378.2        172.3        334.2          25.9         (66.6)       844.0

Cost and expenses...................       272.7        147.6        283.3          16.0         (66.6)       653.0
Depreciation and amortization.......        58.4          8.9         27.0           4.8                       99.1
Other expense.......................                                                              13.7         13.7
                                      -----------  -----------  -----------        -----    -----------  -----------
Income from operations..............        47.1         15.8         23.9           5.1         (13.7)        78.2
Other income (loss), net............         1.4          0.2         (2.0)          3.7           1.2          4.5
Gain on sales of Continuum..........       223.4                                                              223.4
Equity in losses of unconsolidated
  affiliates........................        (3.2)                                   (0.8)                      (4.0)
                                      -----------  -----------  -----------        -----    -----------  -----------
Earnings before interest and income
  taxes.............................   $   268.7    $    16.0    $    21.9     $     8.0     $   (12.5)   $   302.1
                                      -----------  -----------  -----------        -----    -----------  -----------
                                      -----------  -----------  -----------        -----    -----------  -----------

Earnings before interest and income taxes in the segment reporting information above less interest expense of $8.6 million, $8.5 million and $10.5 million for the year ended December 31, 1998, 1997 and 1996, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding year.

The Financial Services Segment derives its revenues from two primary products and services. Revenues from shareowner accounting products and services totaled $384.0 million, $326.8 million and $285.9 million in 1998, 1997 and 1996, respectively. Revenues from portfolio/investment management accounting products and services totaled $101.0 million, $77.1 million and $69.8 million in 1998, 1997, and 1996, respectively.

                               DST SYSTEMS, INC.

Information concerning principal geographic areas is as follows (in millions):

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
Revenues:
  U.S.............................................  $   942.1  $   832.4  $   748.4
  U.K.............................................       55.9       56.5       45.9
  Canada..........................................       31.4       26.4       24.3
  Australia.......................................       13.9       13.1       15.3
  Germany.........................................        8.6        1.3        0.3
  Netherlands.....................................        8.3        4.6        0.8
  Switzerland.....................................        6.1        0.5        0.2
  South Africa....................................        6.1        5.5        5.5
  Others..........................................       23.7        9.7        3.3
                                                    ---------  ---------  ---------
                                                    $ 1,096.1  $   950.0  $   844.0
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

                                                          DECEMBER 31,
                                                      --------------------
                                                        1998       1997
                                                      ---------  ---------
Long-lived assets:
  U.S...............................................  $   347.4  $   342.1
  U.K...............................................       17.0       18.0
  Canada............................................       12.5       12.8
  Others............................................       13.8       14.6
                                                      ---------  ---------
                                                      $   390.7  $   387.5
                                                      ---------  ---------
                                                      ---------  ---------

                               DST SYSTEMS, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables of quarterly financial data for the years ended December 31, 1998 and 1997 have been restated to combine the historical results of operations of DST and USCS adjusted for conformity of accounting principles. (dollars in millions, except per share amounts):

                                                                          YEAR ENDED DECEMBER 31, 1998
                                                          -------------------------------------------------------------
                                                             FIRST       SECOND        THIRD       FOURTH       TOTAL
                                                            QUARTER      QUARTER      QUARTER      QUARTER      1998
                                                          -----------  -----------  -----------  -----------  ---------
Revenues................................................   $   266.0    $   269.8    $   268.8    $   291.5   $ 1,096.1
Cost and expenses.......................................       198.4        207.6        207.0        221.7       834.7
Depreciation and amortization...........................        27.2         24.6         26.2         30.8       108.8
Merger charges..........................................                                   7.1         26.0        33.1
                                                          -----------  -----------  -----------  -----------  ---------

Income from operations..................................        40.4         37.6         28.5         13.0       119.5
Interest expense........................................        (2.6)        (2.3)        (2.0)        (1.7)       (8.6)
Other income, net.......................................         1.0          1.3          3.7          1.4         7.4
Equity in earnings (losses) of unconsolidated
  affiliates, net of taxes..............................        (0.4)         0.1         (1.2)        (1.2)       (2.7)
                                                          -----------  -----------  -----------  -----------  ---------

Income before income taxes and minority interests.......        38.4         36.7         29.0         11.5       115.6
Income taxes............................................        14.3         13.6         11.3          5.1        44.3
                                                          -----------  -----------  -----------  -----------  ---------

Income before minority interests........................        24.1         23.1         17.7          6.4        71.3
Minority interests......................................                     (0.2)                     (0.1)       (0.3)
                                                          -----------  -----------  -----------  -----------  ---------

Net income..............................................   $    24.1    $    23.3    $    17.7    $     6.5   $    71.6
                                                          -----------  -----------  -----------  -----------  ---------
                                                          -----------  -----------  -----------  -----------  ---------

Basic average shares outstanding........................        62.6         62.8         62.8         62.8        62.7
Basic earnings per share................................   $    0.38    $    0.37    $    0.28    $    0.10   $    1.14(1)

Diluted average shares outstanding......................        64.0         64.2         64.5         64.5        64.3
Diluted earnings per share..............................   $    0.38    $    0.36    $    0.27    $    0.10   $    1.11

Common stock price ranges: High.........................   $   53.00    $   56.81    $   69.94    $   59.75   $   69.94
                           Low..........................   $   40.25    $   50.13    $   47.88    $   35.81   $   35.81

------------------------

(1) Earnings per share are computed independently for each of the quarters presented. As such, the accumulation of 1998 quarterly earnings per share may not equal the total computed for the year.

                               DST SYSTEMS, INC.

                                                                            YEAR ENDED DECEMBER 31, 1997
                                                            -------------------------------------------------------------
                                                               FIRST       SECOND        THIRD       FOURTH       TOTAL
                                                              QUARTER      QUARTER      QUARTER      QUARTER      1997
                                                            -----------  -----------  -----------  -----------  ---------
Revenues..................................................   $   229.7    $   228.1    $   232.9    $   259.3   $   950.0
Cost and expenses.........................................       172.9        173.1        176.7        196.9       719.6
Depreciation and amortization.............................        25.1         25.1         26.6         26.7       103.5
                                                            -----------  -----------  -----------  -----------  ---------

Income from operations....................................        31.7         29.9         29.6         35.7       126.9
Interest expense..........................................        (2.5)        (2.2)        (1.9)        (1.9)       (8.5)
Other income, net.........................................         1.1          1.3          2.3          1.1         5.8
Equity in earnings (losses) of unconsolidated affiliates,
  net of taxes............................................         1.0          0.8         (0.4)        (2.7)       (1.3)
                                                            -----------  -----------  -----------  -----------  ---------

Income before income taxes and minority interests.........        31.3         29.8         29.6         32.2       122.9
Income taxes..............................................        11.4         10.4         10.6         10.5        42.9
                                                            -----------  -----------  -----------  -----------  ---------

Income before minority interests..........................        19.9         19.4         19.0         21.7        80.0
Minority interests........................................         0.1          0.3          0.3         (0.1)        0.6
                                                            -----------  -----------  -----------  -----------  ---------

Net income................................................   $    19.8    $    19.1    $    18.7    $    21.8   $    79.4
                                                            -----------  -----------  -----------  -----------  ---------
                                                            -----------  -----------  -----------  -----------  ---------

Basic average shares outstanding..........................        63.8         63.7         63.7         63.0        63.6
Basic earnings per share..................................   $    0.31    $    0.30    $    0.30    $    0.35   $    1.25(1)

Diluted average shares outstanding........................        64.8         64.8         65.0         64.2        64.7
Diluted earnings per share................................   $    0.31    $    0.29    $    0.29    $    0.34   $    1.23

Common stock price ranges: High...........................   $   35.63    $   33.31    $   37.81    $   44.56   $   44.56
                           Low............................   $   28.50    $   24.25    $   32.19    $   34.56   $   24.25

------------------------

(1) Earnings per share are computed independently for each of the quarters presented. As such, the accumulation of 1997 quarterly earnings per share may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 11, 1999 (the "Definitive Proxy Statement") will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

(A) DIRECTORS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the headings "Proposal-Election of Two Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors-- Compensation of Directors" and under "Executive Compensation" in the Company's Definitive Proxy Statement (other than The Compensation Committee Report on Executive Compensation and the Stock Performance Graph) is hereby incorporated herein by reference in response to this Item 11.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report

        (1) Consolidated Financial Statements

        The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated February 25, 1999 appear in
    Part II Item 8 Financial Statements and Supplementary Data of this Form
    10-K.

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

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

    2      The Company's Agreement and Plan of Merger, dated September 2, 1998 by and among
           DST Systems, Inc., DST Acquisitions, Inc. and USCS International, Inc, which is attached as Exhibit 2 to the Company's Registration Statement on Form S-4 dated
           November 20, 1998, (Commission file no. 333-67611) ("S-4"), is hereby incorporated by reference as Exhibit 2.

3. Articles of Incorporation and by-laws

    3.1    The Company's Amended Delaware Certificate of Incorporation, as restated, which is attached as Exhibit 3.1 to the Company's Registration Statement dated September 1,
           1995, as amended August 31, 1995 (Commission file no. 33-96526) (the "IPO
           Registration Statement"), is hereby incorporated by reference as Exhibit 3.1.

    3.2    The Company's Amended and Restated By-laws as adopted August 28, 1995, which are attached as Exhibit 3.2 to the Company's IPO Registration Statement, are hereby incorporated by reference as Exhibit 3.2.

4. Instruments defining the rights of security holders, including indentures

    4.1    The Registration Rights Agreement dated October 24, 1995, between the Company and
           Kansas City Southern Industries, Inc. ("KCSI"), which is attached as Exhibit 4.1 to the Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 4.1.

    4.2    The Certificate of Designations dated October 16, 1995, establishing the Series A
           Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company's
           IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.2.

    4.3    The Summary of the preferred stock purchase rights set forth in Form 8-A dated
           November 15, 1995 (Commission file no. 1-14036), and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust
           Company, as rights agent, which is attached as Exhibit 4.4 to the Company's IPO
           Registration Statement, are hereby incorporated by reference as Exhibit 4.3.

    4.3.1  The First Amendment dated as of July 9, 1998 to the Rights Agreement dated as of
           October 6, 1995 between the Registrant and State Street Bank and Trust Company
           attached as Exhibit 99 to Amendment No.1, dated July 30, 1998, to the Company's
           Registration Statement on Form 8-A for its Preferred Share Purchase Rights
           (Commission file no. 1-14036) is hereby incorporated by reference as Exhibit 4.3.1.

    4.4    The Registration Rights Agreement dated October 31, 1995, between the Company and
           UMB Bank, N.A. as trustee of The Employee Stock Ownership Plan of DST Systems, Inc.
           ("UMB") which is attached as Exhibit 4.4 to the Company's Annual Report for the
           year ended December 31, 1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

    4.5    The Stock Exchange Agreement dated October 26, 1995, between KCSI and UMB, which is attached as Exhibit 4.6 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.5.

    4.6    The description set forth under the heading "Dividend Policy" in the Company's IPO
           Registration Statement of the Common Stock on Form 8-A (Commission file no.
           1-14036) is hereby incorporated by reference as Exhibit 4.6.

    4.7    The description of the Company's common stock, par value $0.01 per share, set forth in the Company's Registration Statement on Form 8-A dated January 21, 1998,
           (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.7.

    4.8    Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit
           3.1 are hereby incorporated by reference as Exhibit 4.8.
    4.9    Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article
           IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.9.

    4.10   The Affiliate Agreement with James C. Castle dated October 28, 1998, is attached as
           Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998 (Commission file no. 1-14036).
    4.11   The Affiliate Agreement with George L. Argyros, Sr. dated September 3, 1998, is attached as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036).

    4.12   The Stockholder Agreement with Kansas City Southern Industries, Inc. dated
           September 2, 1998 is attached as Exhibit 4.12 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036).
   4.12.1  The First Amendment to the Stockholder Agreement with Kansas City Southern
           Industries, Inc. dated October 29, 1998, which is attached as Exhibit 4.2.1 to the
           Company's S-4, is hereby incorporated by reference as Exhibit 4.12.1.
    4.13   The Stockholder Agreement with George L. Argyros, Sr. dated September 2, 1998, is attached as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036).

    4.14   The Stockholder Agreement with James C. Castle dated September 2, 1998, is attached as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998 (Commission file no. 1-14036).

    4.15   The Registration Rights Agreement with George L. Argyros, Sr., James C. Castle and certain other individuals dated December 21, 1998 is attached as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
           (Commission file no. 1-14036).

    4.16   The Five-Year Competitive Advance and Revolving Credit Facility Agreement ("Chase
           Agreement") among the Company, the lenders named therein, The Chase Manhattan Bank,
           N.A. as Documentation, Syndication, and Administrative Agent dated December 30,
           1996, which is attached as Exhibit 10.17 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.16.

   4.16.1  The Amendment to the Chase Agreement dated November 19, 1998, is attached as
           Exhibit 4.16.1 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998 (Commission file no. 1-14036).

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9. VOTING TRUST AGREEMENT

Not applicable.

10. MATERIAL CONTRACTS

   10.1    The Tax Disaffiliation Agreement between the Company and KCSI dated October 23,
           1995, which is attached as Exhibit 10.4 to the Company's IPO Registration
           Statement, is hereby incorporated by reference as Exhibit 10.1

   10.2    The Stock Purchase, Sale of Assets, Assignment and Assumption Agreement dated
           August 30, 1995, among the Company, DST Realty, Inc., Tolmak, Inc., Mulberry
           Western Company and KCSI, which is attached as Exhibit 10.5 to the Company's IPO
           Registration Statement, is hereby incorporated by reference as Exhibit 10.2.

   10.3    The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance
           dated June 1, 1974 ("State Street Agreement"), which is attached as Exhibit 10.14 to the Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 10.3.

   10.3.1  The Amendment to the State Street Agreement between the Company and State Street, dated October 1, 1987, which is attached as Exhibit 10.14.1 to the Company's IPO
           Registration Statement, is hereby incorporated by reference as Exhibit 10.3.1.

   10.3.2  The Amendment to the State Street Agreement between the Company and State Street, dated February 6, 1992, is attached as Exhibit 10.3.2 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1998 (Commission file no.
           1-14036). Portions of this agreement are subject to confidential treatment.

   10.4    The Data Processing Services Agreement between the Company and The Continuum
           Company, Inc. dated October 1, 1993, which is attached as Exhibit 10.15 to the
           Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 10.4.

   10.5    The Agreement among the Company, Financial Holding Corporation, KCSI and Argus
           Health Systems, Inc. dated June 30, 1989, which is attached as Exhibit 10.16 to the
           Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 10.5.

   10.6    The Stock Transfer Restriction and Option Agreement between the Company, Argus
           Health Systems, Inc. and Financial Holding Corporation dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company's IPO Registration Statement, is
           hereby incorporated by reference as Exhibit 10.6.

   10.7    The Contribution Agreement between DST Systems, Inc. and Boston EquiServe Limited
           Partnership dated November 30, 1998, is attached as Exhibit 10.7 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file
           no. 1-14036).

   10.8    The Fairway System Software Development Agreement dated November 30, 1998, is attached as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036).

   10.9    The Company's Executive Plan effective as of October 31, 1995, attached as Exhibit
           10.2 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit
           10.9.

   10.10   The Company's Incentive Compensation Plan, dated February 27, 1997, is attached as
           Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998 (Commission file no. 1-14036).

   10.11   The Company's Deferred Compensation Plan, dated May 12, 1998, is attached as
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1998 (Commission file no. 1-14036).

   10.12   The Company's Directors' Deferred Fee Plan effective September 1, 1995, which is attached as Exhibit 10.19 to the Company's Registration Statement, is hereby incorporated by reference as Exhibit 10.12.

   10.13   The 1999 USCS Executive Bonus Plan, is attached as Exhibit 10.13 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file
           no. 1- 14036). Portions of this agreement are subject to confidential treatment.

   10.14   The USCS International, Inc. Deferred Compensation Plan, which is attached as
           Exhibit 10.7 to USCS International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 000-28268), is hereby incorporated by reference as Exhibit 10.14.

   10.15   The USCS International, Inc. Bonus Deferral Plan, which is attached as Exhibit 4.1 to USCS International, Inc.'s Registration Statement on Form S-8 dated August 29,
           1997 (Commission file no. 333-34801), is hereby incorporated by reference as
           Exhibit 10.15.

   10.16   The Trust Agreement between the Company as settlor and United Missouri Bank of
           Kansas City, N.A. as Trustee dated December 31, 1987, which is attached as Exhibit
           10.20 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.16.

  10.16.1  The Eighth Amendment to the Trust Agreement between the Company as settlor and
           United Missouri Bank of Kansas City, N.A. as Trustee dated December 31, 1998, is attached as Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1998 (Commission file no. 1-14036).

   10.17   Trust Agreement by and between the Company as settlor and United Missouri Bank of
           Kansas City, N.A., Trustee dated June 30, 1989, for the benefit of James Horan, which is attached as Exhibit 10.20.1 to the Company's IPO Registration Statement,
           is hereby incorporated by reference as Exhibit 10.17.

  10.17.1  The Amendment to the Trust Agreement by and between the Company as settlor and
           United Missouri Bank of Kansas City, N.A., Trustee dated December 31, 1998, for the benefit of James Horan, is attached as Exhibit 10.17.1 to the Company's Annual
           Report of Form 10-K for the year ended December 31, 1998 (Commission file no.
           1-14036).

   10.18   The Employment Agreement between the Company and Thomas A. McDonnell dated January
           1, 1999, is attached as Exhibit 10.18 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 1998 (Commission file no. 1-14036).

   10.19   The Employment Agreement between the Company, KCSI and Thomas A. McCullough dated
           April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.9 to the
           Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 10.19.

   10.20   The Employment Agreement between the Company, KCSI and James P. Horan dated April
           1, 1992 as amended October 9, 1995, which is attached as Exhibit 10.10 to the
           Company's IPO Registration Statement, is hereby incorporated by reference as
           Exhibit 10.20.

   10.21   The Employment Agreement between the Company, KCSI and Robert C. Canfield, dated
           April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.11 to the Company's Registration Statement, is hereby incorporated by reference as
           Exhibit 10.21.

   10.22   The Employment Agreement between the Company, KCSI and Charles W. Schellhorn, dated
           April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996
           (Commission file no. 1- 14036), is hereby incorporated by reference as Exhibit
           10.22.

   10.23   The Employment Agreement between USCS and James C. Castle dated August 10, 1992, which is attached to USCS' Registration Statement on Form S-1, Registration No.
           333-03842, is hereby incorporated by reference as Exhibit 10.23.

   10.24   The USCS International, Inc. 1996 Directors' Stock Option Plan (the "Directors'
           Plan") dated as of April 18, 1996, which is attached as Exhibit 10.5 to USCS
           International, Inc.'s Registration Statement on Form S-1 (Commission File No.
           333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit
           10.24.*

  10.24.1  The First Amendment to the Directors' Plan dated February 22, 1998, which is attached as Exhibit 4.6.2 to the Company's Registration Statement on Form S-8 dated
           March 2, 1999 (Commission File No. 333-73241), is hereby incorporated by reference as Exhibit 10.24.1.*

   10.25   The USCS International, Inc. 1988 Incentive Stock Option Plan ("the 1988 USCS
           Plan") dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company's Registration Statement on Form S-8 dated
           December 21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.25.*

  10.25.1  The Amendment dated January 22, 1998, to the 1988 USCS Plan, which is attached as
           Exhibit 4.6.2 to the Company's Registration Statement on Form S-8 dated December
           21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as
           Exhibit 10.25.1.*

   10.26   The USCS International, Inc. 1990 Stock Option Plan ("the 1990 USCS Plan") dated
           December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company's Registration Statement on Form S-8 dated December
           21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as
           Exhibit 10.26.*

  10.26.1  The Amendment dated January 22, 1998, to the 1990 USCS Plan, which is attached as
           Exhibit 4.7.2 to the Company's Registration Statement on Form S-8 dated December
           21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as
           Exhibit 10.26.1.*

   10.27   The USCS International, Inc. 1993 Incentive Stock Option Plan ("the 1993 USCS
           Plan") dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company's Registration Statement on Form S-8 dated
           December 21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.27.*

  10.27.1  The Amendment dated January 22, 1998, to the 1993 USCS Plan, which is attached as
           Exhibit 4.8.2 to the Company's Registration Statement on Form S-8 dated December
           21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as
           Exhibit 10.27.1.*

   10.28   The USCS International, Inc. 1989 Stock Option Plan ("the 1996 USCS Plan") dated
           April 12, 1996, which is attached as Exhibit 4.9.1 to the Company's Registration
           Statement on Form S-8 dated December 21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.28*.

  10.28.1  The Amendment dated July 25, 1996, to the 1996 USCS Plan, which is attached as
           Exhibit 4.9.2 to the Company's Registration Statement on Form S-8 dated December
           21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as
           Exhibit 10.28.1.*

  10.28.2  The Amendment dated January 23, 1997, to the 1996 USCS Plan, including the footnote, which is attached as Exhibit 4.9.3 to the Company's Registration
           Statement on Form S-8 dated December 21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.28.2.

  10.28.3  The Amendment dated January 22, 1998, to the 1996 USCS Plan, including the footnote, which is attached as Exhibit 4.9.4 to the Company's Registration
           Statement on Form S-8 dated December 21, 1998 (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.28.3.

   10.29   The Company's 1995 Stock Option and Performance Award Plan, effective September 1,
           1995, which is attached as Exhibit 10.3 to the Company's registration statement on
           Form S-1 dated September 1, 1995 (Commission file no. 33-96526), is hereby incorporated by reference as Exhibit 10.29.

  10.29.1  The First Amendment to the DST Systems, Inc. 1995 Stock Option and Performance
           Award Plan, approved May 13, 1997, attached as Exhibit 10.3.1 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file
           no. 1-14036), is hereby incorporated by reference as Exhibit 10.29.1.

  10.29.2  The Second Amendment to the DST Systems, Inc. 1995 Stock Option and Performance
           Award Plan approved December 21, 1998, set forth under "Proposal 2 for DST
           Stockholders-- Amendment of the DST Plan--DST Plan Proposal; Recommendation of the
           DST Board" in the S-4, is hereby incorporated by reference as Exhibit 10.29.2.

------------------------

* The agreements and the amendments thereto are included as exhibits only to the extent that they are incorporated into the option agreements assumed by the Company with its acquisition of USCS.

11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

Not applicable.

12. STATEMENTS RE COMPUTATION OF RATIOS

Not applicable.

13. ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

Not applicable.

16. LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

Not applicable.

18. LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

Not applicable.

21. SUBSIDIARIES OF THE COMPANY

The list of the Company's significant subsidiaries, which is attached as Exhibit
21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (Commission file no. 1-14036).

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

Not applicable.

23. CONSENTS OF EXPERTS AND COUNSEL

The consent dated March 26, 1999 of PricewaterhouseCoopers LLP to the incorporation by reference of their report included in this Annual Report on Form 10-K is attached hereto as Exhibit 23.1.

24. POWER OF ATTORNEY

Not applicable.

27. FINANCIAL DATA SCHEDULE

A Financial Data Schedule prepared in accordance with Item 601 (c) of Regulation
S-K is attached   hereto as Exhibit 27.1.

99. ADDITIONAL EXHIBITS

Not applicable.

(B) REPORTS ON FORM 8-K DURING THE LAST CALENDAR QUARTER

The Company filed a Form 8-K dated October 22, 1998, under Item 5 of such form,
reporting the   announcement of financial results for the quarter ended
September 30, 1998.

The Company filed a Form 8-K dated December 21, 1998, under Item 5 of such form, reporting the announcement of the merger of USCS International, Inc. with a wholly-owned subsidiary of the Company.

The Company filed a Form 8-K dated December 21, 1998, under Item 2 and 7 of such form, reporting the merger of USCS International, Inc. with a wholly-owned subsidiary of the Company, including financial information and exhibits associated with the merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DST SYSTEMS, INC.

                                By:           /s/ Thomas A. McDonnell
                                     -----------------------------------------
                                                Thomas A. McDonnell
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                      DIRECTOR
Dated: February 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in capacities indicated on February 25, 1999.

                                  /s/ Thomas A. McDonnell
    /s/ A. Edward Allinson      ---------------------------
------------------------------      THOMAS A. MCDONNELL
      A. EDWARD ALLINSON            PRESIDENT AND CHIEF
           DIRECTOR                  EXECUTIVE OFFICER,
                                          DIRECTOR

                                 /s/ Thomas A. McCullough
  /s/ George L. Argyros, Sr.    ---------------------------
------------------------------     THOMAS A. MCCULLOUGH
    GEORGE L. ARGYROS, SR.       EXECUTIVE VICE PRESIDENT,
           DIRECTOR                       DIRECTOR

     /s/ Michael G. Fitt            /s/ James C. Castle
------------------------------  ---------------------------
       MICHAEL G. FITT                JAMES C. CASTLE
           DIRECTOR                      DIRECTOR

                                   /s/ Kenneth V. Hager
                                ---------------------------
    /s/ William C. Nelson            KENNETH V. HAGER
------------------------------     VICE PRESIDENT, CHIEF
      WILLIAM C. NELSON             FINANCIAL OFFICER AND
           DIRECTOR                 TREASURER (PRINCIPAL
                                     FINANCIAL OFFICER)

                                    /s/ John J. Faucett
  /s/ M. Jeannine Standjord     ---------------------------
------------------------------        JOHN J. FAUCETT
    M. JEANNINE STANDJORD          CONTROLLER (PRINCIPAL
           DIRECTOR                  ACCOUNTING OFFICER)

                               DST SYSTEMS, INC.,
                          1998 FORM 10-K ANNUAL REPORT
                               INDEX TO EXHIBITS

The following Exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

EXHIBIT NUMBER                                               DOCUMENT
---------------  -------------------------------------------------------------------------------------------------
      4.10       Affiliate Agreement with James C. Castle

      4.11       Affiliate Agreement with George L. Argyros, Sr.

      4.12       Stockholder Agreement with Kansas City Southern Industries, Inc.

      4.13       Stockholder Agreement with George L. Argyros, Sr.

      4.14       Stockholder Agreement with James C. Castle

      4.15       Registration Rights Agreement with George L. Argyros, Sr. and James C. Castle

      4.16.1     Amendment to Chase Agreement

     10.7        Contribution Agreement

     10.8        Fairway System Software Development Agreement

     10.10       Incentive Compensation Plan

     10.11       Deferred Compensation Plan

     10.13       1999 USCS Executive Bonus Plan

     10.16.1     Eighth Amendment to the Trust Agreement

     10.17.1     Amendment to the Trust Agreement

     10.18       Employment Agreement with Thomas A. McDonnell

     21.1        Subsidiaries of the Company

     23.1        Consent of Independent Accountants

     27.1        Financial Data Schedule

------------------------

* The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission