Form 10-Q
period 1999-03-31
DST SYSTEMS INC
filed 1999-05-17
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

          Number of shares outstanding of the Company's common stock as of April 30, 1999:
                    Common Stock $.01 par value - 63,168,041

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 1999
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Introductory Comments                                           3

              Condensed Consolidated Balance Sheet -
              March 31, 1999 and December 31, 1998                            4

              Condensed Consolidated Statement of Income -
              Three Months Ended March 31, 1999 and 1998                      5

              Condensed Consolidated Statement of Cash Flows -
              Three Months Ended March 31, 1999 and 1998                      6

              Notes to Condensed Consolidated Financial Statements         7-10

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   11-19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     20


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                              21

Item 2.       Changes in Securities                                          21

Item 3.       Defaults Upon Senior Securities                                21

Item 4.       Submission of Matters to a Vote of Security Holders            21

Item 5.       Other Information                                           22-24

Item 6.       Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                                   25

The Company's service marks and trademarks include without limitation, CUSTIMA(TM), DST(TM), TRAC-2000(R), Automated Work Distributor(TM), AWD(R), FAST2000(TM) referred to in this Report.

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 1999


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

                                          DST Systems, Inc.
                                Condensed Consolidated Balance Sheet
                           (dollars in millions, except per share amounts)
                                             (unaudited)
                                                                       March 31,       December 31,
                                                                         1999              1998
                                                                    ---------------   ---------------
 ASSETS
 Current assets
      Cash and cash equivalents                                          $    43.5         $    28.1
      Accounts receivable                                                    288.8             282.4
      Other current assets                                                    70.3              65.3
                                                                    ---------------   ---------------
                                                                             402.6             375.8
 Investments                                                               1,126.3           1,130.5
 Properties                                                                  320.0             328.4
 Intangibles and other assets                                                 58.1              62.3
                                                                    ---------------   ---------------
           Total assets                                                  $ 1,907.0         $ 1,897.0
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Debt due within one year                                           $    15.8         $    12.1
      Accounts payable                                                        59.5              85.3
      Accrued compensation and benefits                                       34.9              53.4
      Deferred revenues and gains                                             37.4              41.1
      Other liabilities                                                       83.7              76.7
                                                                    ---------------   ---------------
                                                                             231.3             268.6
 Long-term debt                                                               67.6              49.7
 Deferred income taxes                                                       338.9             343.2
 Other liabilities                                                            71.1              68.5
                                                                    ---------------   ---------------
                                                                             708.9             730.0
                                                                    ---------------   ---------------
 Commitments and contingencies
                                                                    ---------------   ---------------
 Minority interest                                                             0.7               0.8
                                                                    ---------------   ---------------

 Stockholders' equity
      Common stock, $0.01 par; 125,000,000 shares authorized,
           63,816,639 shares issued                                            0.6               0.6
      Additional paid-in capital                                             458.5             462.3
      Retained earnings                                                      411.7             378.1
      Treasury stock (731,641 and 945,114 shares,
           respectively), at cost                                            (27.7)            (34.1)
      Accumulated other comprehensive income                                 354.3             359.3
                                                                    ---------------   ---------------
           Total stockholders' equity                                      1,197.4           1,166.2
                                                                    ---------------   ---------------
           Total liabilities and stockholders' equity                    $ 1,907.0         $ 1,897.0
                                                                    ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                         1999              1998
                                                                    ----------------  ----------------

Revenues                                                                    $ 292.8           $ 266.0

Costs and expenses                                                            215.4             198.4
Depreciation and amortization                                                  27.5              27.2
                                                                    ----------------  ----------------

Income from operations                                                         49.9              40.4

Interest expense                                                               (1.5)             (2.6)
Other income, net                                                               1.7               1.0
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                                            2.2              (0.4)
                                                                    ----------------  ----------------

Income before income taxes and minority interests                              52.3              38.4
Income taxes                                                                   18.8              14.3
                                                                    ----------------  ----------------

Income before minority interests                                               33.5              24.1
Minority interests                                                             (0.1)
                                                                    ----------------  ----------------

Net income                                                                   $ 33.6            $ 24.1
                                                                    ================  ================

Average common shares outstanding                                              63.0              62.6
Diluted shares outstanding                                                     64.7              64.0

Basic earnings per share                                                     $ 0.53            $ 0.38
Diluted earnings per share                                                   $ 0.52            $ 0.38

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                              (dollars in millions)
                                   (unaudited)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                           1999               1998
                                                                      ----------------   ----------------
Cash flows -- operating activities:
Net income                                                                     $ 33.6             $ 24.1
                                                                      ----------------   ----------------

     Depreciation and amortization                                               27.5               27.2
     Equity in (earnings) losses of unconsolidated affiliates                    (2.2)               0.4
     Cash dividends received from unconsolidated affiliates                                          7.0
     Deferred taxes                                                               1.4               (1.1)
     Changes in accounts receivable                                              (6.3)             (11.4)
     Changes in other current assets                                             (6.3)               3.6
     Changes in accounts payable and accrued liabilities                        (29.0)               3.9
     Other, net                                                                  (2.5)               3.8
                                                                      ----------------   ----------------
Total adjustments to net income                                                 (17.4)              33.4
                                                                      ----------------   ----------------
     Net                                                                         16.2               57.5
                                                                      ----------------   ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                 9.7
Investments and advances to unconsolidated affiliates                            (6.0)              (9.3)
Capital expenditures                                                            (25.3)             (34.8)
Other, net                                                                       (0.5)               0.4
                                                                      ----------------   ----------------
     Net                                                                        (22.1)             (43.7)
                                                                      ----------------   ----------------

Cash flows -- financing activities:
Proceeds from issuance of long-term debt                                         11.5                7.4
Principal payments on long-term debt                                             (4.6)              (4.3)
Net increase in revolving credit facilities and notes payable                    14.8               25.7
Common stock repurchased                                                         (2.8)             (11.6)
Other, net                                                                        2.4               (9.3)
                                                                      ----------------   ----------------
     Net                                                                         21.3                7.9
                                                                      ----------------   ----------------

Net increase in cash and cash equivalents                                        15.4               21.7
Cash and cash equivalents at beginning of period                                 28.1               18.6
                                                                      ----------------   ----------------

Cash and cash equivalents at end of period                                     $ 43.5             $ 40.3
                                                                      ================   ================

   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

Effective December 21, 1998, the Company acquired USCS International, Inc. ("USCS"), which was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for periods prior to December 21, 1998 have been restated to include the financial position and results of operations of USCS.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

Software development and maintenance. Effective January 1, 1999, DST adopted, as required, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as incurred. For the quarter ended March 31, 1999, the Company capitalized $5.8 million of costs related to the development of internal use software (including $0.8 of capitalized costs reflected in equity in earnings of unconsolidated affiliates), $4.7 million and $1.1 million for the Financial Services and Output Solutions Segments, respectively. If internal use software development costs had been expensed rather than capitalized, first quarter 1999 consolidated net income would have been $29.9 million ($0.47 per basic share, $0.46 per diluted share).

2.  USCS Merger Integration Costs

In December 1998, DST's management approved plans which include initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate certain facilities. Total accrued integration costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $12.8 million and $3.4 million related to the Financial Services, Output Solutions, and Customer Management Segments, respectively. $8.0 million of these costs were utilized during 1998.

The Company paid $0.2 million related to the accrued integration costs during the three months ended March 31, 1999. Of the remaining accrued integration costs of $8.7 million at March 31, 1999, $0.7 million, $6.3 million, and $1.7 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Three of the locations have been closed as of March 31, 1999. The costs of transitioning the continuing business have not been accrued.

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

3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                       March 31, 1999       -----------------------------------
                                                          Ownership            March 31,        December 31,
                                                         Percentage              1999               1998
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%                   $   493.5          $   420.8
     Computer Sciences Corporation                           5%                       476.4              554.6
     Euronet Services, Inc.                                  11%                        3.8                4.5
     Other available-for-sale securities                                               30.8               38.7
                                                                            ----------------   ----------------
                                                                                    1,004.5            1,018.6
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       42.1               39.4
     European Financial Data Services Ltd.                   50%                        7.4                5.5
     Argus Health Systems, Inc.                              50%                        4.7                3.8
     Other unconsolidated affiliates                                                   22.8               25.6
                                                                            ----------------   ----------------
                                                                                       77.0               74.3
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          21.2               16.3
     Other                                                                             23.6               21.3
                                                                            ----------------   ----------------
                                                                                       44.8               37.6
                                                                            ----------------   ----------------
Total investments                                                                 $ 1,126.3          $ 1,130.5
                                                                            ================   ================

Certain information related to the Company's available for sale securities is as follows (in millions):

                                                                                   March 31,         December 31,
                                                                                      1999               1998
                                                                                -----------------  -----------------

Cost                                                                                   $   423.2          $   427.9
Gross unrealized gains                                                                     582.6              591.2
Gross unrealized losses                                                                     (1.3)              (0.5)
                                                                                =================  =================
Market value                                                                           $ 1,004.5          $ 1,018.6
                                                                                =================  =================

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                        1999                 1998
                                                                                  -----------------    -----------------

Boston Financial Data Services, Inc.                                                         $ 2.7                $ 1.6
European Financial Data Services Limited                                                      (1.4)                (2.6)
Argus Health Systems, Inc.                                                                     0.9                  0.6
                                                                                  =================    =================
                                                                                             $ 2.2               $ (0.4)
                                                                                  =================    =================

4.  Earnings Per Share and Comprehensive Income

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                                  1999             1998
                                                                              -------------     ------------

Net income                                                                          $ 33.6           $ 24.1
                                                                              =============     ============

Average common shares outstanding                                                     63.0             62.6
Incremental shares from assumed conversions of stock options                           1.7              1.4
                                                                              -------------     ------------

Dilutive potential common shares                                                      64.7             64.0
                                                                              =============     ============

Basic earnings per share                                                            $ 0.53           $ 0.38
Diluted earnings per share                                                          $ 0.52           $ 0.38


Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                  1999              1998
                                                                              -------------     --------------

Net income                                                                          $ 33.6           $  24.1
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising during the period                       (6.1)            176.7
    Less reclassification adjustment for gains included
      in net income                                                                   (3.3)
  Foreign currency translation adjustments                                             0.7               0.5
  Deferred income taxes                                                                3.7             (69.0)
                                                                              -------------     --------------
    Other comprehensive income                                                        (5.0)            108.2
                                                                              -------------     --------------
Comprehensive income                                                                $ 28.6           $ 132.3
                                                                              =============     ==============

5.  Segment Information

The Company evaluates the performance of its segments based on income before taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. The segment information presented below differs from that previously filed in the Company's Current Report on Form 8-K dated April 23, 1999 as a result of a reclassification of reported intra-segment revenues and expenses. The reclassification has no effect on segment income from operations, consolidated revenues or consolidated income from operations. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                   Three Months Ended March 31, 1999
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 134.2        $ 107.6          $ 48.2          $ 2.8    $                  $ 292.8
Intersegment revenues                            0.4           13.5                            5.4          (19.3)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               134.6          121.1            48.2            8.2          (19.3)         292.8

Costs and expenses                              90.5           97.5            42.4            4.3          (19.3)         215.4
Depreciation and amortization                   14.9            7.1             3.6            1.9                          27.5
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          29.2           16.5             2.2            2.0                          49.9
Other income (loss), net                         0.3            0.1            (0.1)           1.4                           1.7
Equity in earnings (losses) of
     unconsolidated affiliates                   2.2            0.1                           (0.1)                          2.2
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 31.7         $ 16.7           $ 2.1          $ 3.3                        $ 53.8
                                        =============  =============   =============  =============  =============  =============

                                                                   Three Months Ended March 31, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 120.6         $ 91.2          $ 51.4          $ 2.8    $                  $ 266.0
Intersegment revenues                            0.3           14.5                            5.8          (20.6)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               120.9          105.7            51.4            8.6          (20.6)         266.0

Costs and expenses                              86.2           86.1            42.0            4.7          (20.6)         198.4
Depreciation and amortization                   16.4            6.5             2.5            1.8                          27.2
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          18.3           13.1             6.9            2.1                          40.4
Other income (loss), net                         0.1            0.2            (0.2)           0.8            0.1            1.0
Equity in losses of
     unconsolidated affiliates                  (0.4)                                                                       (0.4)
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 18.0         $ 13.3           $ 6.7          $ 2.9          $ 0.1         $ 41.0
                                        =============  =============   =============  =============  =============  =============

Income before interest and income taxes in the segment reporting information above less interest expense of $1.5 million and $2.6 million for the quarters ended March 31, 1999 and 1998, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding quarter.

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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

INTRODUCTION

The Company has several operating business units that offer sophisticated information processing and software services and products. These operating business units have been aggregated into three operating segments (Financial Services, Output Solutions and Customer Management). In addition, certain investments in equity securities, financial interests and real estate holdings have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

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

Customer Management
The Customer Management Segment provides sophisticated customer management processing and computer software services and products to cable television, direct broadcast satellite (DBS), wire-line telephony and multi-service providers.

Investments and Other
The Investments and Other Segment holds certain investments in securities, financial interests, the Company's real estate subsidiaries and the Company's hardware leasing subsidiary.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                              Three Months
                                                             Ended March 31,
                                                        ------------------------
Operating results                                           1999         1998
                                                        -----------  -----------

Revenues
     Financial Services                                    $ 134.6      $ 120.9
     Output Solutions                                        121.1        105.7
     Customer Management                                      48.2         51.4
     Investments and Other                                     8.2          8.6
     Eliminations                                            (19.3)       (20.6)
                                                        -----------  -----------
                                                           $ 292.8      $ 266.0
                                                        ===========  ===========
     % change from prior year periods                         10.1%        15.8%

Income from operations
     Financial Services                                     $ 29.2       $ 18.3
     Output Solutions                                         16.5         13.1
     Customer Management                                       2.2          6.9
     Investments and Other                                     2.0          2.1
                                                        -----------  -----------
                                                              49.9         40.4
Interest expense                                              (1.5)        (2.6)
Other income, net                                              1.7          1.0
Equity in earnings (losses) of unconsolidated
  affiliates, net of income taxes                              2.2         (0.4)
                                                        -----------  -----------
Income before income taxes and minority interests             52.3         38.4
     Income taxes                                             18.8         14.3
     Minority interests                                       (0.1)
                                                        ===========  ===========
Net income                                                  $ 33.6       $ 24.1
                                                        ===========  ===========
Basic earnings per share                                    $ 0.53       $ 0.38
Diluted earnings per share                                  $ 0.52       $ 0.38


Consolidated revenues

Consolidated revenues for the quarter ended March 31, 1999 increased $26.8 million or 10.1% over first quarter 1998. U.S. revenues were $251.7 million for the 1999 quarter, an increase of 8.3% over 1998 first quarter revenues. International revenues were $41.1 million for the 1999 quarter, an increase of 22.3% over 1998 first quarter revenues.

Financial Services Segment revenues for the quarter increased $13.7 million or 11.3% over first quarter 1998. U.S. Financial Services Segment revenues increased $7.9 million, or 8.4%, primarily from an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts service totaled 51.6 million at March 31,1999, an increase of 3.6% from the 49.8 million serviced at December 31, 1998 and an increase 12.4% from the 45.9 million serviced at March 31, 1998.

Output Solutions Segment revenues for the quarter ended March 31, 1999 increased $15.4 million or 14.6% over first quarter 1998. Revenue growth resulted from increased volume of images and statements produced from U.S. mutual fund shareowner account growth, new customers, and internal growth of existing customers primarily in telecommunications and other industries. Output Solutions Segment images produced in the first quarter 1999 increased 26.0% to 1,563.8 million and statements increased 5.2% to 416.1 million compared to the first quarter of 1998.

Customer Management Segment revenues for the quarter ended March 31, 1999 decreased $3.2 million or 6.2% over first quarter 1998. Exclusive of Tele-Communications, Inc. ("TCI") (discontinued customer), revenues increased $3.6 million or 9.0% over the 1998 quarter, primarily from subscriber growth, increased prices and migration of clients to higher value services.

Investments and Other Segment revenues decreased $0.4 million or 4.7% for the quarter ended March 31, 1999 as compared to the 1998 quarter. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the quarter ended March 31, 1999 increased $9.5 million or 23.5% over first quarter 1998. The growth in the first quarter 1999 was primarily a result of a $10.9 million or 59.6% increase in the Financial Services Segment, which resulted in an operating margin of 21.7% for the Financial Services Segment in the first quarter 1999 compared to 15.1% in the first quarter 1998. The increase in 1999 Financial Services Segment operating margin resulted from increased U.S. revenues, capitalization of internal use software costs under SOP 98-1, and a significant improvement in international operations.

Output Solutions Segment income from operations for the quarter ended March 31, 1999 increased $3.4 million or 26.0% over first quarter 1998. Output Solutions Segment operating margin was 13.6% and 12.4% in 1999 and 1998, respectively. The improvement in the 1999 operating margin results from increase U.S. revenue.

In the first quarter 1999, Customer Management Segment income from operations decreased $4.7 million or 68.1% compared to the prior year quarter, resulting in an operating margin of 4.6% as compared to 13.4% for the prior year. The decrease was primarily attributable to costs incurred in transitioning new customers onto the Company's products and services while transitioning TCI off and the consolidation of Custima's operations.

Investments and Other Segment income from operations was $2.0 million and $2.1 million in the first quarter 1999 and 1998, respectively.

The Company experienced increases in costs necessary to hire and retain computer programmers and other systems professionals. While these cost increases have not materially affected the Company's overall cost structure to date, the Company believes that the costs associated with computer programmers and other systems professionals may continue to increase at least through the Year 2000 at rates above general inflation.

Interest expense

Interest expense totaled $1.5 million for the quarter ended March 31, 1999, down from the $2.6 million recorded in the prior year quarter. Average debt balances and interest rates were lower in 1999 as compared to 1998.

Other income, net

Other income was $1.7 million for the quarter ended March 31, 1999, an increase of $0.7 over the first quarter of 1998, principally from higher levels of interest income. Included in other income during the three months ended March 31, 1999 were gains from the sale of available-for-sale securities of $3.3 million offset by impairment charges related to other available-for-sale securities of $3.4 million.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $2.2 million for the quarter ended March 31, 1999 as compared to equity in losses of unconsolidated affiliates of $0.4 million for the prior year quarter. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity. Earnings from Argus were essentially unchanged. The Company recorded losses from European Financial Data Services (EFDS) of $1.4 million in the first quarter of 1999, a reduction from $2.6 million of losses recorded in the 1998 quarter. EFDS losses decreased from the prior year quarter as a result of increased operating earnings as accounts serviced totaled 1.6 million at March 31, 1999, an increase of 0.2 million over year-end 1998 levels and an increase of 0.4 million compared to March 31, 1998, which was partially offset by higher system development and conversion costs for FAST2000. In addition, the Company's share of internal use software development costs capitalized by EFDS in the first quarter of 1999 was $0.8 million.

Income taxes

The Company's effective tax rate was 35.9% for the first quarter 1999, as compared to 37.2% for the prior year quarter. The 1999 tax rate was affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                 Quarter to Quarter Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the quarter ended March 31, 1999 increased 11.3% over the same quarter in 1998 to $134.6 million. U.S. Financial Services revenues increased 8.4% to $102.5 million in the first quarter 1999. U.S. mutual fund processing revenues for the first quarter 1999 increased 16.1% over the prior year quarter as shareowner accounts serviced increased 12.4% from
45.9 million at March 31, 1998 to 51.6 million at March 31, 1999. In the first quarter 1998, the Company recognized a one-time $2.6 million contract termination fee from Zurich Kemper Investments in the first quarter 1998 as a result of its merged operations with Scudder. Exclusive of the termination fee, U.S. Financial Services would have increased 5.6% to $99.9 million in the first quarter of 1999. U.S. AWD product revenues for the first quarter 1999 increased 17.7% over the same quarter in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the first quarter ended March 31, 1999 increased 22.1% to $32.1 million. The revenue increase resulted primarily from increased investment accounting software maintenance and services and growth in Canadian mutual fund shareowner processing and service revenues.

Costs and expenses
Segment costs and expenses for the quarter ended March 31, 1999 increased 5.0% to $90.5 million over the first quarter 1998. Personnel costs for the first quarter 1999 increased 3.6% over the comparable prior year period as a result of increased staff levels to support volume growth, development costs for the Company's new securities transfer system (Fairway) and increased wages for data processing professionals offset by the capitalization of costs related to the development of software for internal use. In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Depreciation and amortization
Segment depreciation and amortization for the first quarter ended March 31, 1999 decreased 9.1% or $1.5 million. The decrease is primarily attributable to a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998 and by the renegotiation of certain third party software agreements, effective March 31, 1998, resulting in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Income from operations
The Segment's income from operations for the first quarter ended March 31, 1999 increased 59.6% to $29.2 million over the comparable prior year period. The Segment's operating margins were 21.7% and 15.1% in the first quarter 1999 and 1998. The increases in Financial Services Segment operating margins are a result of increased U.S. revenues, capitalization of $3.8 million in costs of internal use software, and a significant improvement in international operations.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the first quarter ended March 31, 1999 increased 14.6% to $121.1 million as compared to the comparable prior quarter 1998. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced because of the growth of existing customers in the Financial Services Segment and the acquisition of new customers, primarily in telecommunications and other high-volume markets.

Costs and expenses
Segment costs and expenses for the first quarter 1999 increased 13.5% to $97.7 million over the comparable prior year period. Personnel costs for the first quarter 1999 increased 17.1% over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development offset by the capitalization of costs related to the development of software for internal use.

Depreciation and amortization
Depreciation and amortization for the first quarter ended March 31, 1999 increased 6.2% to $6.9 million as compared to the first quarter in 1998 related to the expansion of certain bill processing lines and other equipment.

Income from operations
The Segment's income from operations and other expenses for the first quarter ended March 31, 1999 increased $3.4 million or 26.0% primarily attributable realizing processing efficiencies and economies of scale and the effect of capitalizing $1.1 million of internal use software development costs. The Segment's operating margins were 13.6% and 12.4% for the first quarter ended March 31, 1999 and 1998, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the first quarter ended March 31, 1999 decreased 6.2% to $48.2 million from $51.4 million in the first quarter of 1998. Equipment sales and services revenue decreased to $2.8 million in the first quarter 1999 from $5.1 in the first quarter of 1998.

During the first quarter ended March 31, 1999, TCI continued to remove subscribers from the Company's systems. TCI related revenues and percent of total Customer Management Segment revenues totaled $4.4 million and 9.1%, respectively, in the first quarter of 1999 as compared to $11.2 million and 21.8% in the first quarter of 1998. Exclusive of revenues from TCI, the 1999 first quarter revenue increase was $3.6 million, or 9.0%, as compared to the prior year. The growth in Customer Management Segment software and services revenues, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, migration of clients to higher-priced services, and the inclusion of $1.7 million of revenues from the acquisition of Custima in the third quarter of 1998. TCI subscribers serviced by the Company totaled 2.1 million, 2.4 million and 8.5 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. The Company expects the TCI subscriber count to decrease to 1.0 million by June 1999.

Costs and expenses
Segment costs and expenses for the first quarter 1999 increased $0.6 million or 1.4%, primarily attributable to the inclusion of Custima's operations and increased product development expenses offset by a decrease in equipment costs related to sales to customers.

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

Depreciation and amortization
Depreciation and amortization increased $0.9 million, or 36.0%, of which $0.6 million is intangible amortization related to the Custima acquisition.

Income from operations
The Segment's income from operations for the first quarter 1999 decreased $4.7 million or 68.1% compared to the prior year quarter, resulting in an operating margin of 4.6% as compared to 13.4% for the prior year.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.2 million and $8.6 million for the first quarter ended March 31, 1999 and 1998, respectively. Real estate revenues of $5.8 million and $6.6 million for the first quarter of 1999 and 1998, respectively, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $2.4 million and $2.0 million in the first quarter of 1999 and 1998, respectively, were derived from the Segment's hardware leasing activities.

Costs and expenses
Investments and Other Segment costs and expenses decreased in the first quarter ended March 31, 1999 as compared to the first quarter of 1998 primarily as a result of changes in real estate related costs.

Depreciation and amortization
Investments and Other Segment depreciation and amortization increased $0.1 million in the first quarter ended March 31, 1999 as a result of increased depreciation related to additional real estate leasing activities and an increase in depreciation related to equipment leased to customers.

Income from operations
The segment's income from operations totaled $2.0 million in the first quarter ended 1999 as compared to $2.1 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $16.2 million for the quarter ended March 31, 1999. Operating cash flows for the quarter were impacted by net income of $33.6 million, depreciation and amortization of $27.5 million, a decrease in accounts payable and accrued liabilities of $29.0 million and a net increase in accounts receivable and other current assets of $12.6 million.

Cash flows used in investing activities totaled $22.1 million for the quarter ended March 31, 1999. The Company expended $25.3 million during the quarter for capital additions including $9.6 million for assets placed in service in 1998 but not paid for until 1999. Investments and advances to unconsolidated affiliates totaled $6.0 million relating to funding the development of FAST2000 at EFDS and other investments. During the quarter, the Company received $9.7 million from the sale of investments in available-for-sale securities.

Cash flows provided by financing activities totaled $21.3 million for the quarter ended March 31, 1999. Proceeds from debt to finance the Company's equipment leasing activities totaled $11.5 million during the quarter. The Company maintains $100 million in bank lines of credit for working capital requirements and general corporate purposes, of which $50 million matures May 1999, $20 million matures December 1999 and $30 million matures December 2000. The Company anticipates that the $50 million line of credit will be renewed for at least another year. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $13.8 million during the quarter, bringing total borrowings under these facilities to $36.8 million.

In December 1998, the Board of Directors approved a plan to repurchase 600,000 shares of common stock at a rate of approximately 25,000 shares per month beginning in February 1999 to provide additional shares for use under various DST option and benefit programs needed as a result of the USCS Merger. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company repurchased 50,000 shares during the three months ended March 31, 1999 for $2.8 million under this plan.

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

OTHER

Comprehensive income. The Company's comprehensive income totaled $28.6 million and $132.3 million for the first quarter ended March 31, 1999 and 1998, respectively. Comprehensive income consists of net income of $33.6 million and $24.1 million and other comprehensive income (loss) of ($5.0) million and $108.2 million for the first quarters ended March 31, 1999 and 1998, respectively. Other comprehensive income consists of unrealized gains (losses) net of deferred taxes on available-for-sale securities and foreign currency translation adjustments.

USCS Merger Integration Costs. In December 1998, DST's management approved plans which include initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate certain facilities. Total accrued integration costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $12.8 million and $3.4 million related to the Financial Services, Output Solutions, and Customer Management Segments, respectively. $8.0 million of these costs were utilized during 1998.

The Company paid $0.2 million related to the accrued integration costs during the three months ended March 31, 1999. Of the remaining accrued integration costs of $8.7 million at March 31, 1999, $0.7 million, $6.3 million, and $1.7 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Three of the locations have been closed as of March 31, 1999. The costs of transitioning the continuing business have not been accrued.

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

The Company has completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and achieved material Year 2000 readiness in such products, services and systems as of December 31, 1998. The Company anticipates readiness for its other mission critical systems and products by September 30, 1999. The Company will continue testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999, as well as assisting clients with interrelated hardware and software upgrades, subject to the cooperation of such third parties. The Company licenses certain of its software products to third parties. The Company expects that customers which elect to upgrade to current versions and customers with current maintenance contracts will be provided with Year 2000 ready software by September 30, 1999. In certain cases, the Company will be required under applicable maintenance contracts to provide Year 2000 ready software free of charge. The Company believes that the cost of such upgrades will be immaterial.

The Company believes it will not experience any material Year 2000 problems from most of its major vendors and suppliers; however, the Company is unable to determine whether certain suppliers, principally the Company's utilities providers, will likely be Year 2000 ready in time. As part of addressing its Year 2000 issues, the Company is developing contingency plans. The Company has had for several years formal contingency plans, including an uninterruptable power supply with permanent generator backup, for its Winchester and Poindexter Data Centers in the event of a natural disaster. The contingency plans are being revised to address, to the extent possible, failures that could be caused by Year 2000 issues. The Company has formalized contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units, which would incorporate Year 2000 related contingencies, and expects to complete testing of the contingency plans by June 30, 1999. The Company expects to formalize contingency plans for its other mission critical products, services and systems by June 30, 1999 and to test the contingency plans by September 30, 1999. There can be no assurances that an acceptable contingency plan can be developed for certain suppliers, such as utilities, or that any such plan would successfully protect the Company from any Year 2000 exposure. The costs to address the Year 2000 related issues to date have not been material, and the Company does not anticipate such costs to become material in the future.

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

Interest rate risk
At March 31, 1999, the Company had $83.4 million of long-term debt, of which $40.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings for 1999 or to the fair value of its debt.

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

Equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of such investments, as of March 31, 1999 was approximately $1.0 billion. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $100.0 million on a pretax basis. As discussed under "Comprehensive Income" in Item 1 above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to security holders during the quarter ended March 31, 1999.

Item 5.  Other Information

The Company evaluates the performance of its segments based on income before taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. The segment information presented below differs from that previously filed in the Company's Current Report on Form 8-K dated April 23, 1999 as a result of a reclassification of reported intra-segment revenues and expenses. The reclassification has no effect on segment income from operations, consolidated revenues or consolidated income from operations. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                    Three Months Ended June 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 122.0         $ 89.2          $ 55.7          $ 2.9          $             $269.8
Intersegment revenues                            0.4           14.2                            6.0          (20.6)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               122.4          103.4            55.7            8.9          (20.6)         269.8

Costs and expenses                              88.9           88.7            45.8            4.8          (20.6)         207.6
Depreciation and amortization                   13.5            6.7             2.6            1.8                          24.6
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          20.0            8.0             7.3            2.3                          37.6
Other income (loss), net                         0.1            0.2            (0.2)           1.0            0.2            1.3
Equity in earnings (losses) of
     unconsolidated affiliates                   0.4                                          (0.3)                          0.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 20.5          $ 8.2           $ 7.1          $ 3.0          $ 0.2         $ 39.0
                                        =============  =============   =============  =============  =============  =============

                                                                 Three Months Ended September 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 128.9         $ 86.4          $ 51.0          $ 2.5         $              $268.8
Intersegment revenues                            0.2           13.6                            5.9          (19.7)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               129.1          100.0            51.0            8.4          (19.7)         268.8

Costs and expenses                              92.0           87.7            42.8            4.2          (19.7)         207.0
Depreciation and amortization                   14.1            6.8             3.2            2.1                          26.2
Merger charges and other costs                                                                                7.1            7.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          23.0            5.5             5.0            2.1           (7.1)          28.5
Other income (loss), net                         0.9            0.2            (0.2)           2.6            0.2            3.7
Equity in earnings (losses) of
     unconsolidated affiliates                  (0.3)                                         (0.9)                         (1.2)
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 23.6          $ 5.7           $ 4.8          $ 3.8         $ (6.9)        $ 31.0
                                        =============  =============   =============  =============  =============  =============

                                                                  Three Months Ended December 31, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 134.9         $ 91.8          $ 56.6          $ 8.2        $               $291.5
Intersegment revenues                            0.3           13.8             5.5                         (19.6)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               135.2          105.6            62.1            8.2          (19.6)         291.5

Costs and expenses                              93.4           88.4            55.7            3.8          (19.6)         221.7
Depreciation and amortization                   17.7            7.7             3.3            2.1                          30.8
Merger charges and other costs                                                                               26.0           26.0
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          24.1            9.5             3.1            2.3          (26.0)          13.0
Other income (loss), net                         0.4           (0.1)                           1.0            0.1            1.4
Equity in earnings (losses) of
     unconsolidated affiliates                  (1.1)                                         (0.1)                         (1.2)
                                        -------------  -------------   -------------  -------------  -------------  -------------
Income before interest
     and income taxes                         $ 23.4          $ 9.4           $ 3.1          $ 3.2        $ (25.9)        $ 13.2
                                        =============  =============   =============  =============  =============  =============

The following table presents operating data for the Company's operating business segments:

                                                                  March 31,        December 31,
                                                                    1999               1998
                                                               ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                   51.6               49.8
  Canada                                                                  1.8                1.6
  United Kingdom (1)                                                      1.6                1.4
TRAC-2000 mutual fund accounts (millions) (2)                             2.7                2.5
TRAC-2000 participants (thousands)                                      1,041                905
IRA mutual fund accounts (millions) (2)                                  12.6               12.0
Portfolio Accounting System portfolios                                  2,070              1,962
Automated Work Distributor workstations                                47,500             45,300


Customer Management Operating Data
Cable/satellite TV subscribers processed (millions)
Total before discontinued customer                                       35.9               35.6
Discontinued customer                                                     2.1                2.4
Total cable/satellite TV subscribers processed                           38.0               38.0


Output Solutions Operating Data
Images produced (millions)                                              1,564              5,087
Items mailed (millions)                                                   416              1,490

(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed a Form 8-K dated February 2, 1999, under Item 5 of such form, reporting the announcement of financial results for the quarter and year ended December 31, 1998.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated February 17, 1999, reporting the announcement of quarterly financial data for the years ended December 31, 1998 and 1997 and financial results for the month ended January 31, 1999 all reflecting the December 21, 1998 merger with USCS which was accounted for as a pooling of interests.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K/A-2 dated March 25, 1999 amending and restating its Form 8-K dated March 15, 1996 (amended and restated April 13, 1998 and August 4, 1998) setting forth certain cautionary statements identifying important factors that either individually or in combination with other factors could cause the Company's actual operating results to differ materially from those projected in forward-looking statements, whether oral or written, concerning the Company and made by, or on behalf of, the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on May 17, 1999.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)