Form 10-Q/A
period 1999-03-31
DST SYSTEMS INC
filed 1999-05-18
CIK 714603

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

                                DST Systems, Inc.
                                   Form 10-Q/A
                                 March 31, 1999
                                Table of Contents

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

                                DST Systems, Inc.
                                   Form 10-Q/A
                                 March 31, 1999

Purpose of amendment

All information remains unchanged from the Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999 except that intersegment revenues for the Investments and Other Segment for the three months ended December 31, 1998 were incorrectly presented under the Customer Management Segment column in the quarterly segment financial information as provided under Part II Item 5 - Other Information. This error is hereby corrected within this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A.

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

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A.

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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q/A and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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
                                        =============  =============   =============  =============  =============  =============

                                                                  Three Months Ended December 31, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 134.9         $ 91.8          $ 62.1          $ 2.7        $               $291.5
Intersegment revenues                            0.3           13.8                            5.5                         (19.6)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               135.2          105.6            62.1            8.2          (19.6)         291.5

Costs and expenses                              93.4           88.4            55.7            3.8          (19.6)         221.7
Depreciation and amortization                   17.7            7.7             3.3            2.1                          30.8
Merger charges and other costs                                                                               26.0           26.0
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          24.1            9.5             3.1            2.3          (26.0)          13.0
Other income (loss), net                         0.4           (0.1)                           1.0            0.1            1.4
Equity in earnings (losses) of
     unconsolidated affiliates                  (1.1)                                         (0.1)                         (1.2)
                                        -------------  -------------   -------------  -------------  -------------  -------------
Income before interest
     and income taxes                         $ 23.4          $ 9.4           $ 3.1          $ 3.2        $ (25.9)        $ 13.2
                                        =============  =============   =============  =============  =============  =============

The following table presents operating data for the Company's operating business segments:

                                                                  March 31,        December 31,
                                                                    1999               1998
                                                               ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                   51.6               49.8
  Canada                                                                  1.8                1.6
  United Kingdom (1)                                                      1.6                1.4
TRAC-2000 mutual fund accounts (millions) (2)                             2.7                2.5
TRAC-2000 participants (thousands)                                      1,041                905
IRA mutual fund accounts (millions) (2)                                  12.6               12.0
Portfolio Accounting System portfolios                                  2,070              1,962
Automated Work Distributor workstations                                47,500             45,300


Customer Management Operating Data
Cable/satellite TV subscribers processed (millions)
Total before discontinued customer                                       35.9               35.6
Discontinued customer                                                     2.1                2.4
Total cable/satellite TV subscribers processed                           38.0               38.0


Output Solutions Operating Data
Images produced (millions)                                              1,564              5,087
Items mailed (millions)                                                   416              1,490

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