Form 10-Q
period 1999-06-30
DST SYSTEMS INC
filed 1999-08-13
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Number of shares outstanding of the Company's common stock as of July 30, 1999:
                    Common Stock $.01 par value - 63,367,433

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 1999
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Introductory Comments                                           3

              Condensed Consolidated Balance Sheet -
              June 30, 1999 and December 31, 1998                             4

              Condensed Consolidated Statement of Income -
              Three and Six Months Ended June 30, 1999 and 1998               5

              Condensed Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1999 and 1998                         6

              Notes to Condensed Consolidated Financial Statements         7-12

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   13-22

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     23


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                              24

Item 2.       Changes in Securities                                          24

Item 3.       Defaults Upon Senior Securities                                24

Item 4.       Submission of Matters to a Vote of Security Holders            24

Item 5.       Other Information                                              25

Item 6.       Exhibits and Reports on Form 8-K                               26


SIGNATURES                                                                   26


The Company's service marks and trademarks include without limitation CUSTIMA(TM), DST(R), TRAC-2000(R), Automated Work Distributor(TM), AWD(R), FAST2000(TM) referred to in this Report.
                                       2

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 1999


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

The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                 (dollars in millions, except per share amounts)
                                   (unaudited)
                                                                       June 30,        December 31,
                                                                         1999              1998
                                                                    ---------------   ---------------
 ASSETS
 Current assets
      Cash and cash equivalents                                             $ 58.8            $ 28.1
      Accounts receivable                                                    275.7             282.4
      Other current assets                                                    62.4              65.3
                                                                    ---------------   ---------------
                                                                             396.9             375.8
 Investments                                                               1,273.9           1,130.5
 Properties                                                                  320.3             328.4
 Intangibles and other assets                                                 53.7              62.3
                                                                    ---------------   ---------------
           Total assets                                                  $ 2,044.8         $ 1,897.0
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Debt due within one year                                              $ 15.3            $ 12.1
      Accounts payable                                                        67.5              85.3
      Accrued compensation and benefits                                       39.5              53.4
      Deferred revenues and gains                                             34.2              41.1
      Other liabilities                                                       70.3              76.7
                                                                    ---------------   ---------------
                                                                             226.8             268.6
 Long-term debt                                                               37.7              49.7
 Deferred income taxes                                                       394.2             343.2
 Other liabilities                                                            70.7              68.5
                                                                    ---------------   ---------------
                                                                             729.4             730.0
                                                                    ---------------   ---------------
 Commitments and contingencies
                                                                    ---------------   ---------------
 Minority interest                                                             0.6               0.8
                                                                    ---------------   ---------------

 Stockholders' equity
      Common stock, $0.01 par; 125,000,000 shares authorized,
           63,816,639 shares issued                                            0.6               0.6
      Additional paid-in capital                                             458.4             462.3
      Retained earnings                                                      445.1             378.1
      Treasury stock (659,219 and 945,114 shares,
           respectively), at cost                                            (26.4)            (34.1)
      Accumulated other comprehensive income                                 437.1             359.3
                                                                    ---------------   ---------------
           Total stockholders' equity                                      1,314.8           1,166.2
                                                                    ---------------   ---------------
           Total liabilities and stockholders' equity                    $ 2,044.8         $ 1,897.0
                                                                    ===============   ===============


The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30,
                                                            1999             1998              1999             1998
                                                        --------------  ---------------   ---------------  ---------------

Revenues                                                      $ 299.6          $ 269.8           $ 592.4          $ 535.8

Costs and expenses                                              220.4            207.6             435.8            406.0
Depreciation and amortization                                    27.8             24.6              55.3             51.8
                                                        --------------  ---------------   ---------------  ---------------

Income from operations                                           51.4             37.6             101.3             78.0

Interest expense                                                 (1.2)            (2.3)             (2.7)            (4.9)
Other income, net                                                (0.9)             1.3               0.8              2.3
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                              2.6              0.1               4.8             (0.3)
                                                        --------------  ---------------   ---------------  ---------------

Income before income taxes and minority interests                51.9             36.7             104.2             75.1
Income taxes                                                     18.6             13.6              37.4             27.9
                                                        --------------  ---------------   ---------------  ---------------

Income before minority interest                                  33.3             23.1              66.8             47.2
Minority interest                                                (0.1)            (0.2)             (0.2)            (0.2)
                                                        --------------  ---------------   ---------------  ---------------

Net income                                                     $ 33.4           $ 23.3            $ 67.0           $ 47.4
                                                        ==============  ===============   ===============  ===============

Average common shares outstanding                                63.1             62.8              63.1             62.7
Diluted shares outstanding                                       64.8             64.2              64.7             64.1

Basic earnings per share                                       $ 0.53           $ 0.37            $ 1.06           $ 0.76
Diluted earnings per share                                     $ 0.52           $ 0.36            $ 1.04           $ 0.74



The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                              For the Six Months
                                                                                Ended June 30,
                                                                           1999               1998
                                                                      ----------------   ----------------
Cash flows -- operating activities:
Net income                                                                     $ 67.0             $ 47.4
                                                                      ----------------   ----------------

     Depreciation and amortization                                               55.3               51.8
     Equity in (earnings) losses of unconsolidated affiliates                    (4.8)               0.3
     Cash dividends received from unconsolidated affiliates                       0.1                8.3
     Deferred taxes                                                               1.4               (9.6)
     Changes in accounts receivable                                               6.7              (13.9)
     Changes in other current assets                                              2.2                7.1
     Changes in accounts payable and accrued liabilities                        (33.0)               5.0
     Other, net                                                                  (8.1)               8.3
                                                                      ----------------   ----------------
Total adjustments to net income                                                  19.8               57.3
                                                                      ----------------   ----------------
     Net                                                                         86.8              104.7
                                                                      ----------------   ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                11.3
Investments and advances to unconsolidated affiliates                           (11.7)             (13.4)
Capital expenditures                                                            (55.6)             (55.9)
Other, net                                                                        7.9               (1.9)
                                                                      ----------------   ----------------
     Net                                                                        (48.1)             (71.2)
                                                                      ----------------   ----------------

Cash flows -- financing activities:
Proceeds from issuance of long-term debt                                         11.5                7.4
Proceeds from exercise of stock options                                           8.6                2.4
Principal payments on long-term debt                                             (7.9)              (9.4)
Net increase (decrease) in revolving credit
     facilities and notes payable                                               (12.4)               9.2
Common stock repurchased                                                         (7.2)             (12.6)
Other, net                                                                       (0.6)             (10.8)
                                                                      ----------------   ----------------
     Net                                                                         (8.0)             (13.8)
                                                                      ----------------   ----------------

Net increase in cash and cash equivalents                                        30.7               19.7
Cash and cash equivalents at beginning of period                                 28.1               19.5
                                                                      ----------------   ----------------

Cash and cash equivalents at end of period                                     $ 58.8             $ 39.2
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

Software development and maintenance. Effective January 1, 1999, DST adopted, as required, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as incurred. For the three and six months ended June 30, 1999, the Company capitalized $6.1 million and $11.9 million, respectively, of costs related to the development of internal use software consisting of $5.6 million and $10.3 million, respectively, for the Financial Services Segment for the three and six months ended June 30, 1999, and $0.5 million and $1.6 million, respectively, for the Output Solutions Segments for the three and six months ended June 30, 1999. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the three and six months ended June 30, 1999 would have been $29.5 million ($0.47 per basic share, $0.46 per diluted share) and $59.4 million ($0.94 per basic share, $0.92 per diluted share), respectively.

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

The Company paid $0.6 million in the quarter ended June 30, 1999 and $0.8 million for the six months ended June 30, 1999 related to the accrued integration costs. Of the remaining accrued integration costs of $8.1 million at June 30, 1999, $0.4 million, $6.1 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Three of the locations have been closed as of June 30, 1999. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things additional employee costs, relocation costs and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            June 30,         December 31,
                                                         Percentage              1999               1998
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     Computer Sciences Corporation                           5%                     $ 597.3            $ 554.6
     State Street Corporation                                4%                       512.2              420.8
     Euronet Services, Inc.                                  12%                        3.7                4.5
     Other available-for-sale securities                                               33.4               38.7
                                                                            ----------------   ----------------
                                                                                    1,146.6            1,018.6
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       44.5               39.4
     European Financial Data Services Ltd.                   50%                        9.7                5.5
     Argus Health Systems, Inc.                              50%                        5.5                3.8
     Other unconsolidated affiliates                                                   22.9               25.6
                                                                            ----------------   ----------------
                                                                                       82.6               74.3
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          19.9               16.3
     Other                                                                             24.8               21.3
                                                                            ----------------   ----------------
                                                                                       44.7               37.6
                                                                            ----------------   ----------------
Total investments                                                                 $ 1,273.9          $ 1,130.5
                                                                            ================   ================

Certain information related to the Company's available for sale securities is as follows (in millions):

                                              June 30,         December 31,
                                                1999               1998
                                          -----------------  -----------------

Cost                                               $ 425.5            $ 427.9
Gross unrealized gains                               722.8              591.2
Gross unrealized losses                               (1.7)              (0.5)
                                          -----------------  -----------------
Market value                                     $ 1,146.6          $ 1,018.6
                                          =================  =================


The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                          1999             1998           1999             1998
                                                       ------------    -------------  -------------    -------------

Boston Financial Data Services, Inc.                         $ 2.3            $ 2.0          $ 5.0            $ 3.6
European Financial Data Services Limited                      (0.5)            (2.2)          (1.9)            (4.8)
Argus Health Systems, Inc.                                     0.8              0.6            1.7              1.2
Other                                                                          (0.3)                           (0.3)
                                                       ------------    -------------  -------------    -------------
                                                             $ 2.6            $ 0.1          $ 4.8           $ (0.3)
                                                       ============    =============  =============    =============

4.  Earnings Per Share and Comprehensive Income

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                              For the Three Months               For the Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                             1999             1998              1999             1998
                                                         -------------    -------------     -------------    -------------

Net income                                                     $ 33.4           $ 23.3            $ 67.0           $ 47.4
                                                         =============    =============     =============    =============

Average common shares outstanding                                 63.1             62.8              63.1             62.7
Incremental shares from assumed
  conversions of stock options                                     1.7              1.4               1.6              1.4
                                                         -------------    -------------     -------------    -------------

Dilutive potential common shares                                  64.8             64.2              64.7             64.1
                                                         =============    =============     =============    =============

Basic earnings per share                                       $ 0.53           $ 0.37            $ 1.06           $ 0.76
Diluted earnings per share                                     $ 0.52           $ 0.36            $ 1.04           $ 0.74


Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                            1999            1998              1999            1998
                                                        --------------  -------------     --------------  --------------

Net income                                                     $ 33.4         $ 23.3             $ 67.0          $ 47.4
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                         140.4           83.4              134.3           260.1
    Less reclassification adjustment for gains
      included in net income                                     (0.6)                             (3.9)
  Foreign currency translation adjustments                       (2.4)          (0.8)              (1.7)           (0.3)
  Deferred income taxes                                         (54.6)         (32.6)             (50.9)         (101.6)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income                                   82.8           50.0               77.8           158.2
                                                        --------------  -------------     --------------  --------------
Comprehensive income                                          $ 116.2         $ 73.3            $ 144.8         $ 205.6
                                                        ==============  =============     ==============  ==============

5.  Segment Information

The Company evaluates the performance of its segments based on income before taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                    Three Months Ended June 30, 1999
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 138.0        $ 106.1          $ 52.3          $ 3.2    $                  $ 299.6
Intersegment revenues                            0.3           12.8                            5.3          (18.4)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               138.3          118.9            52.3            8.5          (18.4)         299.6

Costs and expenses                              91.1           99.0            44.6            4.1          (18.4)         220.4
Depreciation and amortization                   14.6            7.9             3.4            1.9                          27.8
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          32.6           12.0             4.3            2.5                          51.4
Other income (loss), net                        (2.7)           0.2            (0.1)           1.7                          (0.9)
Equity in earnings (losses) of
     unconsolidated affiliates                   2.6                                                                         2.6
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 32.5         $ 12.2           $ 4.2          $ 4.2    $                   $ 53.1
                                        =============  =============   =============  =============  =============  =============

                                                                    Three Months Ended June 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 122.0         $ 89.2          $ 55.7          $ 2.9    $                  $ 269.8
Intersegment revenues                            0.4           14.2                            6.0          (20.6)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               122.4          103.4            55.7            8.9          (20.6)         269.8

Costs and expenses                              88.9           88.7            45.8            4.8          (20.6)         207.6
Depreciation and amortization                   13.5            6.7             2.6            1.8                          24.6
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          20.0            8.0             7.3            2.3                          37.6
Other income (loss), net                         0.1            0.2            (0.2)           1.0            0.2            1.3
Equity in earnings (losses) of
     unconsolidated affiliates                   0.4                                          (0.3)                          0.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 20.5          $ 8.2           $ 7.1          $ 3.0          $ 0.2         $ 39.0
                                        =============  =============   =============  =============  =============  =============

                                                                     Six Months Ended June 30, 1999
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 272.2        $ 213.7         $ 100.5          $ 6.0    $                  $ 592.4
Intersegment revenues                            0.7           26.3                           10.7          (37.7)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               272.9          240.0           100.5           16.7          (37.7)         592.4

Costs and expenses                             181.6          196.5            87.0            8.4          (37.7)         435.8
Depreciation and amortization                   29.5           15.0             7.0            3.8                          55.3
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          61.8           28.5             6.5            4.5                         101.3
Other income (loss), net                        (2.4)           0.3            (0.2)           3.1                           0.8
Equity in earnings (losses) of
     unconsolidated affiliates                   4.8            0.1                           (0.1)                          4.8
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 64.2         $ 28.9           $ 6.3          $ 7.5    $                  $ 106.9
                                        =============  =============   =============  =============  =============  =============

                                                                     Six Months Ended June 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 242.6        $ 180.4         $ 107.1          $ 5.7    $                  $ 535.8
Intersegment revenues                            0.7           28.7                           11.8          (41.2)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               243.3          209.1           107.1           17.5          (41.2)         535.8

Costs and expenses                             175.1          174.8            87.8            9.5          (41.2)         406.0
Depreciation and amortization                   29.9           13.2             5.1            3.6                          51.8
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          38.3           21.1            14.2            4.4                          78.0
Other income (loss), net                         0.2            0.4            (0.4)           1.8            0.3            2.3
Equity in losses of
     unconsolidated affiliates                                                                (0.3)                         (0.3)
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 38.5         $ 21.5          $ 13.8          $ 5.9          $ 0.3         $ 80.0
                                        =============  =============   =============  =============  =============  =============


The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.2 million and $2.7 million for the three and six months ended June 30, 1999, respectively, and $2.3 million and $4.9 million for the three and six months ended June 30, 1998, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding quarter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K dated March 25, 1999, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 25, 1999 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                              Three Months                   Six Months
                                                              Ended June 30,               Ended June 30,
                                                     ----------------------------    -----------------------------
Operating results                                        1999           1998             1999           1998
                                                     -------------  -------------    -------------  --------------

Revenues
     Financial Services                                   $ 138.3        $ 122.4          $ 272.9         $ 243.3
     Output Solutions                                       118.9          103.4            240.0           209.1
     Customer Management                                     52.3           55.7            100.5           107.1
     Investments and Other                                    8.5            8.9             16.7            17.5
     Eliminations                                           (18.4)         (20.6)           (37.7)          (41.2)
                                                     -------------  -------------    -------------  --------------
                                                          $ 299.6        $ 269.8          $ 592.4         $ 535.8
                                                     =============  =============    =============  ==============
     % change from prior year periods                       11.0%          18.3%            10.6%           17.1%

Income from operations
     Financial Services                                    $ 32.6         $ 20.0           $ 61.8          $ 38.3
     Output Solutions                                        12.0            8.0             28.5            21.1
     Customer Management                                      4.3            7.3              6.5            14.2
     Investments and Other                                    2.5            2.3              4.5             4.4
                                                     -------------  -------------    -------------  --------------
                                                             51.4           37.6            101.3            78.0
Interest expense                                             (1.2)          (2.3)            (2.7)           (4.9)
Other income, net                                            (0.9)           1.3              0.8             2.3
Equity in earnings (losses) of unconsolidated
  affiliates, net of income taxes                             2.6            0.1              4.8            (0.3)
                                                     -------------  -------------    -------------  --------------
Income before income taxes and
  minority interests                                         51.9           36.7            104.2            75.1
     Income taxes                                            18.6           13.6             37.4            27.9
     Minority interests                                      (0.1)          (0.2)            (0.2)           (0.2)
                                                     -------------  -------------    -------------  --------------
Net income                                                 $ 33.4         $ 23.3           $ 67.0          $ 47.4
                                                     =============  =============    =============  ==============
Basic earnings per share                                   $ 0.53         $ 0.37           $ 1.06          $ 0.76
Diluted earnings per share                                 $ 0.52         $ 0.36           $ 1.04          $ 0.74


Consolidated revenues

Consolidated revenues for the three and six months ended June 30, 1999 increased $29.8 million and $56.6 million, respectively, which represent an increase of 11.0% and 10.6%, respectively, over the comparable periods in 1998. U.S. revenues for the three and six months ended June 30, 1999 were $256.8 million and $508.4 million, respectively, an increase of 10.7% and 9.5%, respectively, over the same periods in 1998. International revenues for the three and six months ended June 30, 1999 were $42.8 million and $84.0 million, respectively, an increase of 12.9% and 17.5%, respectively, over the same periods in 1998.

Financial Services Segment revenues for the three and six months ended June 30, 1999 increased $15.9 million and $29.6 million, respectively, or 13.0% and 12.2%, respectively, over the same periods in 1998. U.S. Financial Services Segment revenues for the three and six months ended June 30, 1999 increased $11.6 million and $19.5 million, respectively, or 12.4% and 10.4%, respectively, over the same periods in 1998, primarily from an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 53.3 million at June 30, 1999, an increase of 7.0% from the 49.8 million serviced at December 31, 1998 and an increase of 10.6% from the 48.2 million serviced at June 30, 1998.

Output Solutions Segment revenues for the three and six months ended June 30, 1999 increased $15.5 million and $30.9 million, respectively, or 15.0% and 14.8%, respectively, over the same periods in 1998. Revenue growth resulted from increased volume of images and statements produced from U.S. mutual fund shareowner account growth, new customers, and internal growth of existing customers primarily in telecommunications and other industries. Output Solutions Segment images produced for the three and six months ended June 30, 1999 increased 26.1% and 26.1%, respectively, to 1,502.5 million and 3,066.3 million, respectively, and statements mailed increased 18.5% and 11.4%, respectively, to
406.8 million and 822.9 million, respectively, compared to the same periods in 1998.

Customer Management Segment revenues, exclusive of Tele-Communications, Inc. ("TCI"), a discontinued customer, for the three and six months ended June 30, 1999 increased $3.1 million and $6.6 million, respectively, or 6.8% and 7.7%, respectively, over same periods in 1998, as processing and software service revenues increased $4.5 million and $10.5 million, respectively, for the three and six months ended June 30, 1999 offset by decreases in equipment sales and services of $1.4 million and $3.9 million, respectively, for the three and six months ended June 30, 1999. Processing and software service revenues increased primarily from subscriber growth, increased prices and migration of clients to higher value services. Overall Customer Management Segment revenues for the three and six months ended June 30, 1999 decreased $3.4 million and $6.6 million, respectively, or 6.1% and 6.2%, respectively, over the same periods in 1998 as a result of a decrease in processing and software service revenues and equipment sales.

Investments and Other Segment revenues decreased $0.4 million and $0.8 million, respectively, or 4.5% and 4.6%, respectively, for the three and six months ended June 30, 1999, as compared to the same periods in 1998. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 1999, increased $13.8 million and $23.3 million, respectively, or 36.7% and 29.9%, respectively, over same periods in 1998. The growth during these periods was primarily a result of respective increases for such periods in the Financial Services Segment of $12.6 million and $23.5 million, or 63.0% and 61.4%, which resulted in respective operating margins of 23.6% and 22.6% for the Financial Services Segment for the three and six months ended June 30, 1999, compared to respective margins of 16.3% and 15.7% for the same periods in 1998. The increase in 1999 Financial Services Segment operating margin resulted from increased U.S. revenues, capitalization of internal use software costs under SOP 98-1, and an improvement in international operations.

Output Solutions Segment income from operations for the three and six months ended June 30, 1999 increased $4.0 million and $7.4 million, respectively, or 50.0% and 35.1%, respectively, over the same periods in 1998. Output Solutions Segment operating margin was 10.1% and 11.9%, respectively, for the three and six months ended June 30, 1999 compared to 7.7% and 10.1%, respectively, for the same periods in 1998. The improvement in the 1999 operating margin results are primarily from increased U.S. revenue.

In the second quarter 1999, Customer Management Segment income from operations decreased $3.0 million or 41.1% compared to the prior year quarter, resulting in an operating margin of 8.2% as compared to 13.1% for the prior year. For the six months ended June 30, 1999, Customer Management Segment income from operations decreased $7.7 million or 54.2% compared to the six months ended June 30, 1998, resulting in an operating margin of 6.5% as compared to 13.3% for the prior year. The decreases were primarily attributable to increased product development costs, the consolidation of Custima International Holdings, plc ("Custima") operations and a decrease in revenues, partially offset by a decrease in equipment costs related to sales to customers.

Investments and Other Segment income from operations was $2.5 million and $4.5 million, respectively, for the three and six months ended June 30, 1999, as compared to $2.3 million and $4.4 million, respectively, for the three and six months ended June 30, 1998.

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

Interest expense

Interest expense totaled $1.2 million and $2.7 million, respectively, for the three and six months ended June 30, 1999, down from $2.3 million and $4.9 million recorded in the comparable periods in 1998. Average debt balances were lower in 1999 compared to 1998.

Other income, net

Other income and losses were a loss of $0.9 million and income of $0.8 million, respectively, for the three and six months ended June 30, 1999, a decrease of $2.2 million and $1.5 million over the comparable periods in 1998, principally from net losses on equipment dispositions of $2.9 million and $2.5 million, respectively, for the three and six months ended June 30, 1999, partially offset by higher levels of interest and dividend income. Included in other income during the three and six months ended June 30, 1999 were gains from the sale of available-for-sale securities of $0.6 million and $3.9 million, respectively, offset by impairment charges related to other available-for-sale securities of $0.1 million and $3.5 million, respectively.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates respectively totaled $2.6 million and $4.8 million for the three and six months ended June 30, 1999, as compared to respective equity in earnings (losses) of unconsolidated affiliates of $0.1 million and ($0.3) million for the three and six months ended June 30, 1998. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity and at Argus as claims processed increased. The Company recorded respective losses from European Financial Data Services (EFDS) of $0.5 million and $1.9 million for the three and six months ended June 30, 1999, a reduction from $2.2 million and $4.8 million of losses, respectively, for the three and six months ended June 30, 1998. EFDS losses decreased from the three and six months ended June 30, 1998 as a result of increased operating earnings as accounts serviced totaled 1.7 million at June 30, 1999, an increase of 0.3 million over both year-end 1998 and June 30, 1998, which was partially offset by higher system development and conversion costs for FAST2000. In addition, the Company's share of internal use software development costs capitalized by EFDS for the three and six months ended June 30, 1999 was $0.8 million and $1.6 million, respectively.

Income taxes

The Company's effective tax rate was 35.8% and 35.9%, respectively, for the three and six months ended June 30, 1999, as compared to 37.1% and 37.2%, respectively, for the three and six months ended June 30, 1998. The 1999 tax rate was affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three and six months ended June 30, 1999 increased 13.0% and 12.2%, respectively, over the same periods in 1998 to $138.3 million and $272.9 million, respectively. U.S. Financial Services revenue increased 12.4% to $105.4 million and 10.3% to $207.8 million for the three and six months ended June 30, 1999, respectively. U.S. mutual fund processing revenues for the three and six months ended June 30, 1999 increased 14.2% and 13.0%, respectively, over the prior year periods as shareowner accounts serviced increased 10.6% from 48.2 million at June 30, 1998 to 53.3 million at June 30, 1999. In the first quarter 1998, the Company recognized a one-time $2.6 million contract termination fee from Zurich Kemper Investments as a result of its merged operations with Scudder. Exclusive of the termination fee, U.S. Financial Services would have increased 11.9% for the six months ended June 30, 1999. U.S. AWD product revenues for the six months ended June 30, 1999 increased 11.7% over the same period in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the three and six months ended June 30, 1999 increased 15.0% to $32.9 million and 18.6% to $65.1 million, respectively. The revenue increase resulted primarily from increased investment accounting software maintenance and services and growth in Canadian mutual fund shareowner processing and service revenues.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 1999 increased 2.5% to $91.1 million and 3.7% to $181.6 million, respectively, over the comparable periods in 1998. Personnel costs for the three and six months ended June 30, 1999, exclusive of amounts capitalized for internal use software, increased 5.2% and 6.9%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth, development costs for the Company's new securities transfer system (Fairway) and increased wages for data processing professionals. In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Depreciation and amortization
Segment depreciation and amortization for the three months ended June 30, 1999 increased 8.1% or $1.1 million and for the six months ended June 30, 1999 decreased 1.3% or $0.4 million over the comparable periods in 1998. The decrease for the six months ended June 30, 1999 is primarily attributable to a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998 and by the renegotiation of certain third party software agreements, effective March 31, 1998, resulting in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Income from operations
The Segment's income from operations for the three and six months ended June 30, 1999 increased 63.0% to $32.6 million and 61.4% to $61.8 million, respectively, over the comparable prior year periods. The Segment's operating margins were 23.6% and 22.6%, respectively, for the three and six months ended June 30, 1999 and 16.3% and 15.7%, respectively, for the three and six months ended June 30, 1998. The increases in Financial Services Segment operating margins are a result of increased U.S. revenues, capitalization costs of internal use software of $4.8 million and $8.7 million, respectively, for the three and six months ended June 30, 1999, and an improvement in international operations.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and six months ended June 30, 1999 increased 15.0% to $118.9 million and 14.8% to $240.0 million, respectively, as compared to the same periods in 1998. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced because of the growth of existing customers in the Financial Services Segment, new customers and internal growth of existing customers, primarily in telecommunications and other high-volume markets.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 1999 increased 11.6% to $99.0 million and 12.4% to $196.5 million, respectively, over the comparable prior year periods. Personnel costs for the three and six months ended June 30, 1999 increased 15.4% and 17.5%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development partially offset by the capitalization of costs related to the development of software for internal use.

Depreciation and amortization
Depreciation and amortization for the three and six months ended June 30, 1999 increased 17.9% to $7.9 million and 13.6% to $15.0 million, respectively, as compared to the same periods in 1998 related to the expansion of certain bill processing lines and other equipment.

Income from operations
The increase in the Segment's income from operations for the three and six months ended June 30, 1999 of $4.0 million or 50.0% and $7.4 million or 35.1%, respectively, over the same periods in 1998 is primarily attributable to realizing processing efficiencies and economies of scale and the effect of capitalizing $0.5 million and $1.6 million, respectively, of internal use software development costs for the three and six months ended June 30, 1999. The Segment's operating margins were 10.1% and 11.9%, respectively, for the three and six months ended June 30, 1999, and 7.7% and 10.1%, respectively, for the three and six months ended June 30, 1998.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Exclusive of revenues from TCI, the revenue increase for the three and six months ended June 30, 1999 was $3.1 million or 6.8%, and $6.6 million or 7.7%, respectively, as compared to the prior year as processing and software service revenues increased $4.5 million and $10.5 million, respectively, for the three and six months ended June 30, 1999, offset by decreases in equipment sales and services of $1.4 million and $3.9 million, respectively, for the three and six months ended June 30, 1999. The growth in Customer Management Segment software and services revenues, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, migration of clients to higher-priced services, and the inclusion of $3.6 million of revenues for the six months ended June 30, 1999 from the acquisition of Custima in the third quarter of 1998. During the six months ended June 30, 1999, TCI continued to remove subscribers from the Company's systems. TCI related revenues and percentage of total Customer Management Segment revenues for the three and six months ended June 30, 1999 totaled $3.8 million and 7.3%, and $8.3 million and 8.3%, respectively, as compared to $10.3 million and 18.5%, and $21.5 million and 20.1%, respectively, for the three and six months ended June 30, 1998. TCI subscribers serviced by the Company totaled 2.0 million, 2.4 million and 7.2 million, respectively, at June 30, 1999, December 31, 1998 and June 30, 1998. The Company expects the TCI subscriber count to decrease to approximately 0.9 million by September 1999.

Customer Management Segment revenues for the three and six months ended June 30, 1999 decreased 6.1% to $52.3 million, and 6.2% to $100.5 million, respectively, from $55.7 million and $107.1 million, respectively, for the three and six months ended June 30, 1998. Equipment sales and services revenue decreased to $4.8 million and $8.1 million, respectively, for the three and six months ended June 30, 1999, from $6.6 million and $12.9 million, respectively, for the three and six months ended June 30, 1998.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 1999 decreased $1.2 million or 2.6%, and $0.8 million or 1.0%, respectively, primarily attributable to a decrease in equipment costs related to sales to customers offset by increased product development costs and the consolidation of Custima's operations.

Depreciation and amortization
Depreciation and amortization increased $0.8 million and $1.9 million, respectively, for the three and six months ended June 30, 1999, or 30.8% and 38.0%, respectively, of which $0.5 million and $0.9 million, respectively, is intangible amortization related to the Custima acquisition.

Income from operations
The Segment's income from operations for the three and six months ended June 30, 1999 decreased $3.0 million and $7.7 million, respectively, or 41.1% and 54.2%, respectively, compared to the comparable periods in the prior year, resulting in an operating margin of 8.2% and 6.5%, respectively, for the three and six months ended June 30, 1999, as compared to 13.1% and 13.3%, respectively, for the three and six months ended June 30, 1998.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.5 million and $16.7, respectively, million for the three and six months ended June 30, 1999, as compared to $8.9 million and $17.5 million, respectively, for the three and six months ended June 30, 1998. Real estate revenues of $6.0 million and $11.8 million, respectively, for the three and six months ended June 30, 1999, as compared to $6.6 million and $13.2 million, respectively, for the three and six months ended June 30, 1998, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $2.5 million and $4.9 million, respectively, for the three and six months ended June 30, 1999, as compared to $2.3 million and $4.2 million, respectively, for the three and six months ended June 30, 1998, were derived from the Segment's hardware leasing activities.

Costs and expenses
Investments and Other Segment costs and expenses decreased in the three and six months ended June 30, 1999, respectively, as compared the three and six months ended June 30, 1998, respectively, primarily as a result of changes in real estate related costs.

Depreciation and amortization
Investments and Other Segment depreciation and amortization increased $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 1999, over the same periods in 1998, as a result of increased depreciation related to additional real estate activities and an increase in depreciation related to equipment leased to customers.

Income from operations
The segment's income from operations totaled $2.5 million and $4.5 million, respectively, for the three and six months ended June 30, 1999, as compared to $2.3 million and $4.4 million, respectively, for the three and six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $86.8 million for the six months ended June 30, 1999. Operating cash flows for the six months ended June 30, 1999 were impacted by net income of $67.0 million, depreciation and amortization of $55.3 million, a decrease in accounts payable and accrued liabilities of $33.0 million partially offset by a net decrease in accounts receivable and other current assets of $8.9 million.

Cash flows used in investing activities totaled $48.1 million for the six months ended June 30, 1999. The Company expended $55.6 million during the six months for capital additions including $9.6 million for assets placed in service in 1998 but not paid for until 1999. Investments and advances to unconsolidated affiliates totaled $11.7 million relating to funding the development of FAST2000 at EFDS and other investments. During the six months ended June 30, 1999, the Company received $11.3 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $8.0 million for the six months ended June 30, 1999. Proceeds from debt to finance the Company's equipment leasing activities totaled $11.5 million during the period. The Company maintains $90 million in bank lines of credit for working capital requirements and general corporate purposes, of which $60 million matures May 2000 and $30 million matures December 2000. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net payments under these facilities totaled $13.0 million for the six months ended June 30, 1999, bringing total borrowings under these facilities to $10.1 million.

In December 1998, the Board of Directors approved a plan to repurchase 600,000 shares of common stock at a rate of approximately 25,000 shares per month beginning in February 1999 to provide additional shares for use under various DST option and benefit programs needed as a result of the USCS Merger. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company repurchased 125,000 shares during the six months ended June 30, 1999 for $7.2 million under this plan.

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

OTHER

Software development and maintenance. Effective January 1, 1999, DST adopted, as required, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as incurred. For the three and six months ended June 30, 1999, the Company capitalized $6.1 million and $11.9 million, respectively, of costs related to the development of internal use software consisting of $5.6 million and $10.3 million, respectively, for the Financial Services Segment for the three and six months ended June 30, 1999, and $0.5 million and $1.6 million, respectively, for the Output Solutions Segments for the three and six months ended June 30, 1999. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the three and six months ended June 30, 1999 would have been $29.5 million ($0.47 per basic share, $0.46 per diluted share) and $59.4 million ($0.94 per basic share, $0.92 per diluted share), respectively.

Comprehensive income. The Company's comprehensive income totaled $116.2 million and $144.8 million, respectively, for the three and six months ended June 30, 1999, as compared to $73.3 million and $205.6 million, respectively, for the three and six months ended June 30, 1998. Comprehensive income consists of net income of $33.4 million and $67.0 million, respectively, and other comprehensive income of $82.8 million and $77.8 million, respectively, for the three and six months ended June 30, 1999, and net income of $23.3 million and $47.4 million, respectively, and other comprehensive income of $50.0 million and $158.2 million, respectively, for the three and six months ended June 30, 1998. Other comprehensive income consists of unrealized gains (losses) net of deferred taxes on available-for-sale securities and foreign currency translation adjustments.

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

The Company paid $0.6 million in the quarter ended June 30, 1999 and $0.8 million for the six months ended June 30, 1999 related to the accrued integration costs. Of the remaining accrued integration costs of $8.1 million at June 30, 1999, $0.4 million, $6.1 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through the year 2000 once arrangements have been made to process continuing business at other facilities. Three of the locations have been closed as of June 30, 1999. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things additional employee costs, relocation costs and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

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

Year 2000. Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results, or fail by or at the Year 2000. These Year 2000-related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computer and other systems of third parties to conduct and manage the Company's business. Additionally, the Company's products and services depend upon using accurate dates in order to function properly. These Year 2000-related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or the Company's customers or suppliers to be Year 2000 ready could have a material adverse effect on the Company.

The Company has completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and achieved material Year 2000 readiness in such products, services and systems as of December 31, 1998. The Company anticipates readiness for its other mission critical systems and products by September 30, 1999. The Company will continue testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999, as well as assisting clients with interrelated hardware and software upgrades, subject to the cooperation of such third parties. The Company licenses certain of its software products to third parties. The Company expects that customers which elect to upgrade to current versions will be provided with Year 2000 ready software by September 30, 1999. In certain cases, the Company will be required under applicable maintenance contracts to provide Year 2000 ready software free of charge. The Company believes that the cost of such upgrades will be immaterial.

The Company believes it will not experience any material Year 2000 problems from most of its major vendors and suppliers; however, the Company is unable to determine whether certain suppliers, principally the Company's utilities providers, will likely be Year 2000 ready in time. As part of addressing its Year 2000 issues, the Company is developing contingency plans. The Company has had for several years formal contingency plans, including an uninterruptable power supply with permanent generator backup, for its Winchester and Poindexter Data Centers in the event of a natural disaster. The contingency plans have been reviewed with respect to failures that could be caused by Year 2000 issues. The Company has formalized contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units, which would incorporate Year 2000 related contingencies, and has tested these contingency plans. The Company expects to formalize contingency plans for its other mission critical products, services and systems and to test the contingency plans by October 31, 1999. There can be no assurances that an acceptable contingency plan can be developed for certain suppliers, such as utilities, or that any such plan would successfully protect the Company from any Year 2000 exposure. The costs to address the Year 2000 related issues to date have not been material, and the Company does not anticipate such costs to become material in the future.

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

Interest rate risk
At June 30, 1999, the Company had $52.9 million of long-term debt, of which $13.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings for 1999 or to the fair value of its debt.

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

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at month-end exchange rates and income and expense accounts at average rates during the year. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of such investments, as of June 30, 1999 was approximately $1.1 billion. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $115 million on a pretax basis. As discussed under "Comprehensive Income" in Item 1 above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is the matter voted on at the Company's Annual Meeting. This matter is fully described in the Company's Definitive Proxy Statement dated March 30, 1999. A total of 57,810,656 shares of Common Stock, or 91.8% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matter as follows:

1) Election of two directors for terms ending in 2002:

                           Thomas A.            M. Jeannine
                           McDonnell            Strandjord
                       ------------------    ------------------

     For                      57,406,005            57,372,324
     Withheld                    404,651               438,332
                       ==================    ==================
     Total                    57,810,656            57,810,656
                       ==================    ==================


Based upon votes required for approval, this matter passed.

The terms of office of Directors James C. Castle, Thomas A. McCullough and William C. Nelson will continue until the Annual Meeting of Stockholders in 2000. The terms of office of Directors A. Edward Allinson, George L. Argyros and Michael G. Fitt will continue until the Annual Meeting of Stockholders in 2001.

If a stockholder desires to have a proposal included in DST's Proxy Statement for next year's annual meeting of stockholders, the Corporate Secretary of DST much receive such proposal on or before December 2, 1999, and the proposal must comply with the applicable SEC regulations and with the procedures set forth is DST's by-laws.

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                  June 30,         December 31,
                                                                    1999               1998
                                                               ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                   53.3               49.8
  Canada                                                                  1.9                1.6
  United Kingdom (1)                                                      1.7                1.4
TRAC-2000 mutual fund accounts (millions) (2)                             2.9                2.5
TRAC-2000 participants (thousands)                                        987                905
IRA mutual fund accounts (millions) (2)                                  13.1               12.0
Portfolio Accounting System portfolios                                  2,031              1,962
Automated Work Distributor workstations                                49,000             45,300


Customer Management Operating Data
Cable/satellite TV subscribers processed (millions)
Total before discontinued customer                                       36.8               35.6
Discontinued customer                                                     2.0                2.4
                                                               ---------------    ---------------
 Total cable/satellite TV subscribers processed                          38.8               38.0
                                                               ===============    ===============


                                                                       For the Six Months
                                                                          Ended June 30,
                                                                    1999               1998
                                                               ---------------    ---------------
Output Solutions Operating Data
Images produced (millions)                                              3,066              2,432
Items mailed (millions)                                                   823                739


(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number      Document
     4.15.1              First Amendment to the Registration Rights Agreements
                         dated June 30, 1999

     4.15.2 Assignment, Consent and Acceptance to the Registration Rights Agreement dated August 11, 1999.

     27.1                Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated April 23, 1999, reporting the announcement of financial results for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated on August 13, 1999.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)