Form 10-Q
period 1999-09-30
DST SYSTEMS INC
filed 1999-11-09
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

        Number of shares outstanding of the Company's common stock as of
                              September 30, 1999:
                    Common Stock $.01 par value - 63,407,725

                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 1999
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Introductory Comments                                           3

              Condensed Consolidated Balance Sheet -
              September 30, 1999 and December 31, 1998                        4

              Condensed Consolidated Statement of Income -
              Three and Nine Months Ended September 30, 1999 and 1998         5

              Condensed Consolidated Statement of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998                   6

              Notes to Condensed Consolidated Financial Statements         7-12

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   13-23

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     24


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                              25

Item 2.       Changes in Securities                                          25

Item 3.       Defaults Upon Senior Securities                                25

Item 4.       Submission of Matters to a Vote of Security Holders            25

Item 5.       Other Information                                              26

Item 6.       Exhibits and Reports on Form 8-K                               27


SIGNATURES                                                                   27


The Company's service marks and trademarks include without limitation CUSTIMA(TM), DST(R), TRAC-2000(R), Automated Work Distributor(TM), AWD(R), FAST2000(TM) referred to in this Report.
                                       2

                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 1999


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

The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                 (dollars in millions, except per share amounts)
                                   (unaudited)
                                                                     September 30,     December 31,
                                                                         1999              1998
                                                                    ---------------   ---------------
 ASSETS
 Current assets
      Cash and cash equivalents                                             $ 95.6            $ 28.1
      Accounts receivable                                                    291.1             282.4
      Other current assets                                                    66.2              65.3
                                                                    ---------------   ---------------
                                                                             452.9             375.8
 Investments                                                               1,173.2           1,130.5
 Properties                                                                  329.6             328.4
 Intangibles and other assets                                                 52.2              62.3
                                                                    ---------------   ---------------
           Total assets                                                  $ 2,007.9         $ 1,897.0
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Debt due within one year                                              $ 15.8            $ 12.1
      Accounts payable                                                        77.5              85.3
      Accrued compensation and benefits                                       53.8              53.4
      Deferred revenues and gains                                             32.4              41.1
      Other liabilities                                                       85.8              76.7
                                                                    ---------------   ---------------
                                                                             265.3             268.6
 Long-term debt                                                               47.6              49.7
 Deferred income taxes                                                       350.1             343.2
 Other liabilities                                                            69.0              68.5
                                                                    ---------------   ---------------
                                                                             732.0             730.0
                                                                    ---------------   ---------------
 Commitments and contingencies
                                                                    ---------------   ---------------
 Minority interest                                                             0.5               0.8
                                                                    ---------------   ---------------

 Stockholders' equity
      Common stock, $0.01 par; 125,000,000 shares authorized,
           63,816,639 shares issued                                            0.6               0.6
      Additional paid-in capital                                             449.8             462.3
      Retained earnings                                                      479.0             378.1
      Treasury stock (408,914 and 945,114 shares,
           respectively), at cost                                            (21.1)            (34.1)
      Accumulated other comprehensive income                                 367.1             359.3
                                                                    ---------------   ---------------
           Total stockholders' equity                                      1,275.4           1,166.2
                                                                    ---------------   ---------------
           Total liabilities and stockholders' equity                    $ 2,007.9         $ 1,897.0
                                                                    ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                             For the Three Months               For the Nine Months
                                                             Ended September 30,                Ended September 30,
                                                            1999             1998              1999             1998
                                                        --------------  ---------------   ---------------  ---------------
Revenues                                                      $ 298.7          $ 268.8           $ 891.1          $ 804.6

Costs and expenses                                              221.6            207.0             657.4            613.0
Depreciation and amortization                                    28.8             26.2              84.1             78.0
Acquisition related charges                                                        7.1                                7.1
                                                        --------------  ---------------   ---------------  ---------------

Income from operations                                           48.3             28.5             149.6            106.5

Interest expense                                                 (1.2)            (2.0)             (3.9)            (6.9)
Other income, net                                                 4.2              3.7               5.0              6.0
Equity in earnings (losses) of unconsolidated
     affiliates, net of income taxes                              1.5             (1.2)              6.3             (1.5)
                                                        --------------  ---------------   ---------------  ---------------

Income before income taxes and minority interests                52.8             29.0             157.0            104.1
Income taxes                                                     19.0             11.3              56.4             39.2
                                                        --------------  ---------------   ---------------  ---------------

Income before minority interest                                  33.8             17.7             100.6             64.9
Minority interest                                                (0.1)                              (0.3)            (0.2)
                                                        --------------  ---------------   ---------------  ---------------

Net income                                                     $ 33.9           $ 17.7           $ 100.9           $ 65.1
                                                        ==============  ===============   ===============  ===============

Average common shares outstanding                                63.4             62.8              63.2             62.7
Diluted shares outstanding                                       65.1             64.5              64.8             64.2

Basic earnings per share                                       $ 0.53           $ 0.28            $ 1.60           $ 1.04
Diluted earnings per share                                     $ 0.52           $ 0.27            $ 1.56           $ 1.01


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                           1999               1998
                                                                      ----------------   ----------------
Cash flows -- operating activities:
Net income                                                                    $ 100.9             $ 65.1
                                                                      ----------------   ----------------

     Depreciation and amortization                                               84.1               77.7
     Noncash portion of acquisition related charges                                                  6.0
     Equity in (earnings) losses of unconsolidated affiliates                    (6.3)               1.5
     Cash dividends received from unconsolidated affiliates                       0.2                8.4
     Deferred taxes                                                              (2.9)              (4.9)
     Changes in accounts receivable                                              (8.7)              (4.5)
     Changes in other current assets                                              4.4                5.1
     Changes in accounts payable and accrued liabilities                          4.4               26.9
     Other, net                                                                  (3.0)               9.3
                                                                      ----------------   ----------------
Total adjustments to net income                                                  72.2              125.5
                                                                      ----------------   ----------------
     Net                                                                        173.1              190.6
                                                                      ----------------   ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                14.8                2.7
Investments and advances to unconsolidated affiliates                           (31.1)             (29.3)
Capital expenditures                                                            (98.4)             (85.5)
Payment for purchase of subsidiary, net of cash acquired                                           (14.0)
Other, net                                                                       10.5               (0.9)
                                                                      ----------------   ----------------
     Net                                                                       (104.2)            (127.0)
                                                                      ----------------   ----------------

Cash flows -- financing activities:
Proceeds from issuance of long-term debt                                         11.5                7.4
Proceeds from exercise of stock options                                          20.6                3.0
Principal payments on long-term debt                                            (11.0)             (13.9)
Net increase (decrease) in revolving credit
     facilities and notes payable                                                 1.1               (3.0)
Common stock repurchased                                                        (22.4)             (12.6)
Other, net                                                                       (1.2)             (11.1)
                                                                      ----------------   ----------------
     Net                                                                         (1.4)             (30.2)
                                                                      ----------------   ----------------

Net increase in cash and cash equivalents                                        67.5               33.4
Cash and cash equivalents at beginning of period                                 28.1               18.6
                                                                      ----------------   ----------------

Cash and cash equivalents at end of period                                     $ 95.6             $ 52.0
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year 1999.

Software development and maintenance. Effective January 1, 1999, DST adopted, as required, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as incurred. For the three and nine months ended September 30, 1999, the Company capitalized $6.2 million and $18.1 million, respectively, of costs related to the development of internal use software consisting of $5.8 million and $16.1 million, respectively, for the Financial Services Segment for the three and nine months ended September 30, 1999, and $0.4 million and $2.0 million, respectively, for the Output Solutions Segment for the three and nine months ended September 30, 1999. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the three and nine months ended September 30, 1999 would have been $29.9 million ($0.47 per basic share, $0.46 per diluted share) and $89.3 million ($1.41 per basic share, $1.38 per diluted share), respectively.

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

The Company utilized $2.2 million in the quarter ended September 30, 1999 and $3.0 million for the nine months ended September 30, 1999 related to the accrued integration costs. Of the remaining accrued integration costs of $5.9 million at September 30, 1999, $0.3 million, $4.0 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through 2000 once arrangements have been made to process continuing business at other facilities. Four of the locations have been closed as of September 30, 1999. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things, additional employee costs, relocation costs and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

3.  Business Acquisition

In August of 1998, USCS purchased 100% of the stock of Custima International Holdings, plc ("Custima") for cash. The business acquired provides billing and customer care software for the utilities industry. The cost of the acquisition was approximately $15.4 million. The acquisition was accounted for as a purchase, and accordingly, the financial statements include the results of operations from the date of acquisition. The purchase included existing technology, in-process research and development, trademarks and in-place workforce with an aggregate value of approximately $18.1 million. Based on an independent appraisal, $6.0 million was attributed to in-process research and development and, in accordance with applicable accounting principles, was charged to expense. In addition, a reorganization charge for redundant facilities and workforce of $1.1 million was taken in connection with USCS's purchase and consolidation of Custima. Intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

4.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership          September 30,      December 31,
                                                         Percentage              1999               1998
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     Computer Sciences Corporation                           5%                     $ 607.0            $ 554.6
     State Street Corporation                                4%                       387.7              420.8
     Euronet Services, Inc.                                  12%                        4.5                4.5
     Other available-for-sale securities                                               47.9               38.7
                                                                            ----------------   ----------------
                                                                                    1,047.1            1,018.6
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       46.8               39.4
     European Financial Data Services Limited                50%                        8.6                5.5
     Argus Health Systems, Inc.                              50%                        6.0                3.8
     Other unconsolidated affiliates                                                   23.0               25.6
                                                                            ----------------   ----------------
                                                                                       84.4               74.3
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          17.4               16.3
     Other                                                                             24.3               21.3
                                                                            ----------------   ----------------
                                                                                       41.7               37.6
                                                                            ----------------   ----------------
Total investments                                                                 $ 1,173.2          $ 1,130.5
                                                                            ================   ================

Certain information related to the Company's available for sale securities is as follows (in millions):

                                           September 30,       December 31,
                                                1999               1998
                                          -----------------  -----------------

Cost                                               $ 443.2            $ 427.9
Gross unrealized gains                               606.4              591.2
Gross unrealized losses                               (2.5)              (0.5)
                                          -----------------  -----------------
Market value                                     $ 1,047.1          $ 1,018.6
                                          =================  =================


The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                                  For the Three Months       For the Nine Months
                                                                   Ended September 30,       Ended September 30,
                                                          1999             1998           1999             1998
                                                       ------------    -------------  -------------    -------------

Boston Financial Data Services, Inc.                         $ 2.3            $ 1.9          $ 7.3            $ 5.5
Argus Health Systems, Inc.                                     0.5              0.6            2.1              1.8
European Financial Data Services Limited                      (1.5)            (2.7)          (3.4)            (7.5)
Other                                                          0.2             (1.0)           0.3             (1.3)
                                                       ------------    -------------  -------------    -------------
                                                             $ 1.5           $ (1.2)         $ 6.3           $ (1.5)
                                                       ============    =============  =============    =============


5.  Earnings Per Share and Comprehensive Income

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                              For the Three Months               For the Nine Months
                                                              Ended September 30,                Ended September 30,
                                                             1999             1998              1999             1998
                                                         -------------    -------------     -------------    -------------

Net income                                                     $ 33.9           $ 17.7           $ 100.9           $ 65.1
                                                         =============    =============     =============    =============

Average common shares outstanding                                63.4             62.8              63.2             62.7
Incremental shares from assumed
  conversions of stock options                                     1.7              1.7               1.6              1.5
                                                         -------------    -------------     -------------    -------------

Dilutive potential common shares                                 65.1             64.5              64.8             64.2
                                                         =============    =============     =============    =============

Basic earnings per share                                       $ 0.53           $ 0.28            $ 1.60           $ 1.04
Diluted earnings per share                                     $ 0.52           $ 0.27            $ 1.56           $ 1.01


Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                            For the Three Months               For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                            1999            1998              1999            1998
                                                        --------------  -------------     --------------  --------------

Net income                                                     $ 33.9         $ 17.7            $ 100.9          $ 65.1
                                                        --------------  -------------     --------------  --------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                        (115.4)        (165.8)              18.9            92.5
    Less reclassification adjustment for gains
      included in net income                                     (1.8)                             (5.7)
  Foreign currency translation adjustments                        1.4            0.9               (0.3)            0.6
  Deferred income taxes                                          45.8           63.6               (5.1)          (36.2)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income                                  (70.0)        (101.3)               7.8            56.9
                                                        --------------  -------------     --------------  --------------
Comprehensive income                                          $ (36.1)       $ (83.6)           $ 108.7         $ 122.0
                                                        ==============  =============     ==============  ==============

6.  Segment Information

The Company evaluates the performance of its segments based on income before taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                 Three Months Ended September 30, 1999
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 139.6        $ 109.3          $ 47.0          $ 2.8    $                  $ 298.7
Intersegment revenues                            0.4           13.3                            5.3          (19.0)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               140.0          122.6            47.0            8.1          (19.0)         298.7

Costs and expenses                              93.1          103.0            39.7            4.8          (19.0)         221.6
Depreciation and amortization                   15.2            8.3             3.4            1.9                          28.8
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          31.7           11.3             3.9            1.4                          48.3
Other income (loss), net                         0.9            0.2            (0.1)           3.2                           4.2
Equity in earnings of
     unconsolidated affiliates                   1.2                                           0.3                           1.5
                                        -------------  -------------   ----------------------------  -------------  -------------

Income before interest
     and income taxes                         $ 33.8         $ 11.5           $ 3.8          $ 4.9    $                   $ 54.0
                                        =============  =============   =============  =============  =============  =============

                                                                 Three Months Ended September 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 128.9         $ 86.4          $ 51.0          $ 2.5    $                  $ 268.8
Intersegment revenues                            0.2           13.6                            5.9          (19.7)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               129.1          100.0            51.0            8.4          (19.7)         268.8

Costs and expenses                              92.0           87.7            42.8            4.2          (19.7)         207.0
Depreciation and amortization                   14.1            6.8             3.2            2.1                          26.2
Acquisition related charges                                                                                   7.1            7.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          23.0            5.5             5.0            2.1           (7.1)          28.5
Other income (loss), net                         0.9            0.2            (0.2)           2.6            0.2            3.7
Equity in losses of
     unconsolidated affiliates                  (0.3)                                         (0.9)                         (1.2)
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 23.6          $ 5.7           $ 4.8          $ 3.8         $ (6.9)        $ 31.0
                                        =============  =============   =============  =============  =============  =============

                                                                  Nine Months Ended September 30, 1999
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 411.8        $ 323.0         $ 147.5          $ 8.8    $                  $ 891.1
Intersegment revenues                            1.1           39.6                           16.0          (56.7)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               412.9          362.6           147.5           24.8          (56.7)         891.1

Costs and expenses                             274.7          299.5           126.7           13.2          (56.7)         657.4
Depreciation and amortization                   44.7           23.3            10.4            5.7                          84.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          93.5           39.8            10.4            5.9                         149.6
Other income (loss), net                        (1.5)           0.5            (0.3)           6.3                           5.0
Equity in earnings of
     unconsolidated affiliates                   6.0            0.1                            0.2                           6.3
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 98.0         $ 40.4          $ 10.1         $ 12.4    $                  $ 160.9
                                        =============  =============   =============  =============  =============  =============

                                                                  Nine Months Ended September 30, 1998
                                        -----------------------------------------------------------------------------------------
                                         Financial        Output         Customer     Investments/                  Consolidated
                                          Services      Solutions       Management       Other       Eliminations      Total
                                        -------------  -------------   -------------  -------------  -------------  -------------

Revenues                                     $ 371.5        $ 266.8         $ 158.1          $ 8.2    $                  $ 804.6
Intersegment revenues                            0.9           42.3                           17.7          (60.9)
                                        -------------  -------------   -------------  -------------  -------------  -------------
                                               372.4          309.1           158.1           25.9          (60.9)         804.6

Costs and expenses                             267.1          262.5           130.6           13.7          (60.9)         613.0
Depreciation and amortization                   44.0           20.0             8.3            5.7                          78.0
Acquisition related charges                                                                                   7.1            7.1
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income from operations                          61.3           26.6            19.2            6.5           (7.1)         106.5
Other income (loss), net                         1.1            0.6            (0.6)           4.4            0.5            6.0
Equity in losses of
     unconsolidated affiliates                  (0.3)                                         (1.2)                         (1.5)
                                        -------------  -------------   -------------  -------------  -------------  -------------

Income before interest
     and income taxes                         $ 62.1         $ 27.2          $ 18.6          $ 9.7         $ (6.6)       $ 111.0
                                        =============  =============   =============  =============  =============  =============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.2 million and $3.9 million for the three and nine months ended September 30, 1999, respectively, and $2.0 million and $6.9 million for the three and nine months ended September 30, 1998, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K/A dated March 25, 1999, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 25, 1999 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Customer Management
The Customer Management Segment provides sophisticated customer management processing and computer software services and products to cable television, direct broadcast satellite (DBS), wire-line telephony, utilities and multi-service providers.

Investments and Other
The Investments and Other Segment holds certain investments in securities, financial interests, the Company's real estate subsidiaries and the Company's hardware leasing subsidiary.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                              Three Months                   Nine Months
                                                           Ended September 30,           Ended September 30,
                                                     ----------------------------    -----------------------------
Operating results                                        1999           1998             1999           1998
                                                     -------------  -------------    -------------  --------------

Revenues
     Financial Services                                   $ 140.0        $ 129.1          $ 412.9         $ 372.4
     Output Solutions                                       122.6          100.0            362.6           309.1
     Customer Management                                     47.0           51.0            147.5           158.1
     Investments and Other                                    8.1            8.4             24.8            25.9
     Eliminations                                           (19.0)         (19.7)           (56.7)          (60.9)
                                                     -------------  -------------    -------------  --------------
                                                          $ 298.7        $ 268.8          $ 891.1         $ 804.6
                                                     =============  =============    =============  ==============
     % change from prior year periods                       11.1%          15.4%            10.8%           16.5%

Income from operations
     Financial Services                                    $ 31.7         $ 23.0           $ 93.5          $ 61.3
     Output Solutions                                        11.3            5.5             39.8            26.6
     Customer Management                                      3.9            5.0             10.4            19.2
     Investments and Other                                    1.4            2.1              5.9             6.5
     Acquisition related charges                                            (7.1)                            (7.1)
                                                     -------------  -------------    -------------  --------------
                                                             48.3           28.5            149.6           106.5
Interest expense                                             (1.2)          (2.0)            (3.9)           (6.9)
Other income, net                                             4.2            3.7              5.0             6.0
Equity in earnings (losses) of unconsolidated
  affiliates, net of income taxes                             1.5           (1.2)             6.3            (1.5)
                                                     -------------  -------------    -------------  --------------
Income before income taxes and
  minority interests                                         52.8           29.0            157.0           104.1
     Income taxes                                            19.0           11.3             56.4            39.2
     Minority interests                                      (0.1)                           (0.3)           (0.2)
                                                     -------------  -------------    -------------  --------------
Net income                                                 $ 33.9         $ 17.7          $ 100.9          $ 65.1
                                                     =============  =============    =============  ==============
Basic earnings per share                                   $ 0.53         $ 0.28           $ 1.60          $ 1.04
Diluted earnings per share                                 $ 0.52         $ 0.27           $ 1.56          $ 1.01


Consolidated revenues

Consolidated revenues for the three and nine months ended September 30, 1999 increased $29.9 million and $86.5 million, respectively, which represent an increase of 11.1% and 10.8%, respectively, over the comparable periods in 1998. U.S. revenues for the three and nine months ended September 30, 1999 were $259.9 million and $768.3 million, respectively, an increase of 13.5% and 10.8%, respectively, over the same periods in 1998. International revenues for the three and nine months ended September 30, 1999 were $38.8 million and $122.8 million, respectively, an increase of 2.8% and 10.2%, respectively, over the same periods in 1998.

Financial Services Segment revenues for the three and nine months ended September 30, 1999 increased $10.9 million and $40.5 million, respectively, or 8.4% and 10.9%, respectively, over the same periods in 1998. U.S. Financial Services Segment revenues for the three and nine months ended September 30, 1999 increased $10.2 million and $29.6 million, respectively, or 10.3% and 10.4%, respectively, over the same periods in 1998, primarily from an increase in mutual fund shareowner accounts processed. International Financial Services Segment revenues for the three and nine months ended September 30, 1999 increased $0.7 million and $10.9 million, respectively, or 2.4% and 12.7%, respectively, over the same periods in 1998.

Output Solutions Segment revenues for the three and nine months ended September 30, 1999 increased $22.6 million and $53.5 million, respectively, or 22.6% and 17.3%, respectively, over the same periods in 1998. Revenue growth resulted from increased volume of images and statements produced from U.S. mutual fund shareowner account growth, new customers, and internal growth of existing customers primarily in telecommunications and other industries.

Customer Management Segment revenues, exclusive of Tele-Communications, Inc. ("TCI"), a discontinued customer, for the three and nine months ended September 30, 1999 increased $1.9 million and $8.7 million, respectively, or 4.4% and 6.8%, respectively, over same periods in 1998, as processing and software service revenues increased offset by decreases in equipment sales and services for the three and nine months ended September 30, 1999. Processing and software service revenues increased primarily from subscriber growth and increased services. Overall Customer Management Segment revenues for the three and nine months ended September 30, 1999 decreased $4.0 million and $10.6 million, respectively, or 7.8% and 6.7%, respectively, over the same periods in 1998 as a result of a decrease in processing and software service revenues and equipment sales.

Investments and Other Segment revenues decreased $0.3 million and $1.1 million, respectively, or 3.6% and 4.2%, respectively, for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 1999, increased $19.8 million and $43.1 million, respectively, or 69.5% and 40.5%, respectively, over same periods in 1998. The growth during these periods was primarily a result of respective increases for such periods in the Financial Services Segment of $8.7 million and $32.2 million, or 37.8% and 52.5%, which resulted in respective operating margins of 22.6% and 22.6% for the Financial Services Segment for the three and nine months ended September 30, 1999, compared to respective margins of 17.8% and 16.5% for the same periods in 1998. The increase in 1999 Financial Services Segment operating margin resulted from increased U.S. revenues and capitalization of internal use software costs under SOP 98-1.

Output Solutions Segment income from operations for the three and nine months ended September 30, 1999 increased $5.8 million and $13.2 million, respectively, or 105.5% and 49.6%, respectively, over the same periods in 1998. Output Solutions Segment operating margin was 9.2% and 11.0%, respectively, for the three and nine months ended September 30, 1999 compared to 5.5% and 8.6%, respectively, for the same periods in 1998. The improvement in the 1999 operating margin results are primarily from increased U.S. revenue.

In the third quarter 1999, Customer Management Segment income from operations decreased $1.1 million or 22.0% compared to the prior year quarter, resulting in an operating margin of 8.3% as compared to 9.8% for the prior year quarter. For the nine months ended September 30, 1999, Customer Management Segment income from operations decreased $8.8 million or 45.8% compared to the nine months ended September 30, 1998, resulting in an operating margin of 7.1% as compared to 12.1% for the prior year. The decreases were primarily attributable to increased product development costs, the consolidation of Custima International Holdings, plc ("Custima") operations and a decrease in revenues, partially offset by a decrease in equipment costs related to sales to customers.

Investments and Other Segment income from operations was $1.4 million and $5.9 million, respectively, for the three and nine months ended September 30, 1999, as compared to $2.1 million and $6.5 million, respectively, for the three and nine months ended September 30, 1998.

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

Interest expense

Interest expense totaled $1.2 million and $3.9 million, respectively, for the three and nine months ended September 30, 1999, down from $2.0 million and $6.9 million recorded in the comparable periods in 1998. Average debt balances were lower in 1999 compared to 1998.

Other income, net

Other income was $4.2 million and $5.0 million, respectively, for the three and nine months ended September 30, 1999, an increase of $0.5 million and a decrease of $1.0 million over the comparable periods in 1998. The increase of $0.5 million for the quarter is a result of higher levels of interest and dividend income and gains on dispositions on equipment, while the $1.0 million decrease is principally from net losses on equipment dispositions of $2.3 million, partially offset by higher levels of interest and dividend income. Included in other income during the three and nine months ended September 30, 1999 were gains from the sale of available-for-sale securities of $1.8 million and $5.7 million, respectively, offset by impairment charges related to other available-for-sale securities of $3.5 million for the nine months ended September 30, 1999.

Acquisition related charges

Income from operations for the third quarter 1998 includes $7.1 million of one-time merger charges related to USCS' acquisition of Custima prior to the Company's acquisition of USCS. The one-time charges include $6.0 million for an in-process research and development charge and a $1.1 million integration charge.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates respectively totaled $1.5 million and $6.3 million for the three and nine months ended September 30, 1999, as compared to respective equity in losses of unconsolidated affiliates of $1.2 million and $1.5 million for the three and nine months ended September 30, 1998. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity. The Company recorded respective losses from European Financial Data Services (EFDS) of $1.5 million and $3.4 million for the three and nine months ended September 30, 1999, a reduction from $2.7 million and $7.5 million of losses, respectively, for the three and nine months ended September 30, 1998. EFDS losses decreased from the three and nine months ended September 30, 1998 as a result of increased operating earnings as accounts serviced totaled 1.9 million at September 30, 1999, an increase of 0.5 million over both year-end 1998 and September 30, 1998, which was partially offset by higher system development and conversion costs for FAST2000. In addition, the Company's share of internal use software development costs capitalized by EFDS for the three and nine months ended September 30, 1999 was $0.5 million and $2.1 million, respectively.

Income taxes

The Company's effective tax rate was 36.0% and 35.9%, respectively, for the three and nine months ended September 30, 1999, as compared to 39.0% and 37.7%, respectively, for the three and nine months ended September 30, 1998. The 1999 tax rate was affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules. The 1998 tax rate was affected by the Custima research and development charge which was recognized without any associated tax benefit and which was partially offset by certain benefits relating to USCS' international operations and state income taxes.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three and nine months ended September 30, 1999 increased 8.4% and 10.9%, respectively, over the same periods in 1998 to $140.0 million and $412.9 million, respectively. U.S. Financial Services revenue increased 10.3% to $108.3 million and 10.4% to $316.3 million for the three and nine months ended September 30, 1999, respectively. U.S. mutual fund processing revenues for the three and nine months ended September 30, 1999 increased 12.9% and 13.0%, respectively, over the prior year periods as shareowner accounts serviced increased 10.5% from 49.6 million at September 30, 1998 to 54.8 million at September 30, 1999. In the first quarter 1998, the Company recognized a one-time $2.6 million contract termination fee from Zurich Kemper Investments as a result of its merged operations with Scudder. Exclusive of the termination fee, U.S. Financial Services revenues would have increased 14.4% for the nine months ended September 30, 1999. U.S. AWD product revenues for the nine months ended September 30, 1999 increased 6.3% over the same period in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the three and nine months ended September 30, 1999 increased 2.4% to $31.6 million and 12.7% to $96.7 million, respectively. The growth for the quarter was attributable to higher Canadian mutual fund shareowner processing and service revenues and the increased maintenance and service revenues from investment accounting products. This increase was partially offset by a decline in software license revenues as compared to third quarter 1998 as installations of new software have declined in anticipation of the Year 2000 rollover. Growth for the year to date period was due to increased investment accounting software maintenance and services and growth in Canadian mutual fund shareowner processing and service revenues.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 1999 increased 1.2% to $93.1 million and 2.9% to $274.7 million, respectively, over the comparable periods in 1998. Personnel costs for the three and nine months ended September 30, 1999, exclusive of amounts capitalized for internal use software, increased 4.2% and 6.1%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and increased wages for data processing professionals. The increase in personnel costs was offset by the capitalization of costs related to internal use software of $5.3 million and $13.9 million, respectively, for the three and nine months ended September 30, 1999. Costs and expenses for the three and nine months ended September 30, 1999 also include a one-time $3.1 million charge related to the termination of an international software development contract. In addition, the year to date amounts were affected by the renegotiation of certain third party software agreements, effective March 31, 1998, which resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 1999 increased 7.4% or $1.0 million and 1.6% or $0.7 million over the comparable periods in 1998. The increase is a result of increased equipment acquisitions to support revenue growth. The smaller increase in the nine months ended September 30, 1999 is primarily attributable to a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998 and by the renegotiation of certain third party software agreements, effective March 31, 1998, resulting in certain amounts being recorded as costs and expenses instead of as depreciation expense.

Income from operations
The Segment's income from operations for the three and nine months ended September 30, 1999 increased 37.8% to $31.7 million and 52.5% to $93.5 million, respectively, over the comparable prior year periods. The Segment's operating margins were 22.6% and 22.6%, respectively, for the three and nine months ended September 30, 1999 and 17.8% and 16.5%, respectively, for the three and nine months ended September 30, 1998. The increases in Financial Services Segment operating margins are a result of increased U.S. revenues and capitalization of costs for internal use software.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and nine months ended September 30, 1999 increased 22.6% to $122.6 million and 17.3% to $362.6 million, respectively, as compared to the same periods in 1998. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced because of the growth of existing customers in the Financial Services Segment, new customers and internal growth of existing customers, primarily in telecommunications and other high-volume markets. Output Solutions Segment images produced for the three and nine months ended September 30, 1999 increased 24.4% and 25.5%, respectively, to 1.57 billion and 4.63 billion, respectively, and statements mailed increased 19.5% and 12.8%, respectively, to
433.5 million and 1.26 billion, respectively, compared to the same periods in 1998.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 1999 increased 17.3% to $103.0 million and 14.1% to $299.5 million, respectively, over the comparable prior year periods. Personnel costs for the three and nine months ended September 30, 1999 increased 15.5% and 16.9%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development partially offset by the capitalization of costs related to the development of software for internal use.

Depreciation and amortization
Depreciation and amortization for the three and nine months ended September 30, 1999 increased 22.1% to $8.3 million and 16.5% to $23.3 million, respectively, as compared to the same periods in 1998 related to the expansion of certain bill processing lines and other equipment.

Income from operations
The increase in the Segment's income from operations for the three and nine months ended September 30, 1999 of $5.8 million or 105.5% and $13.2 million or 49.6%, respectively, over the same periods in 1998 is primarily attributable to realizing processing efficiencies and economies of scale and the effect of capitalizing $0.4 million and $2.1 million, respectively, of internal use software development costs for the three and nine months ended September 30, 1999. The Segment's operating margins were 9.2% and 11.0%, respectively, for the three and nine months ended September 30, 1999, and 5.5% and 8.6%, respectively, for the three and nine months ended September 30, 1998.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Exclusive of revenues from TCI, the revenue increase for the three and nine months ended September 30, 1999 was $1.9 million or 4.4%, and $8.7 million or 6.8%, respectively, as compared to the prior year as processing and software service revenues increased $3.2 million or 8.1% and $13.9 million or 12.2%, respectively, for the three and nine months ended September 30, 1999, offset by decreases in equipment sales and services of $1.3 million and $5.2 million, respectively, for the three and nine months ended September 30, 1999. The growth in Customer Management Segment software and services revenues, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and the inclusion of $5.1 million of revenues for the nine months ended September 30, 1999 from the acquisition of Custima in the third quarter of 1998, offset by the one month of revenues included from Custima in the third quarter of 1998 of $0.7 million. During the nine months ended September 30, 1999, TCI continued to remove subscribers from the Company's systems. TCI related revenues and percentage of total Customer Management Segment revenues for the three and nine months ended September 30, 1999 totaled $2.2 million or 4.7%, and $10.5 million or 7.1%, respectively, as compared to $8.1 million or 15.9%, and $29.7 million or 18.8%, respectively, for the three and nine months ended September 30, 1998. TCI subscribers serviced by the Company totaled 0.8 million, 2.4 million and 5.3 million, respectively, at September 30, 1999, December 31, 1998 and September 30, 1998. The Company expects the TCI subscriber count to decrease to approximately 0.2 million by the end of 1999.

Customer Management Segment revenues for the three and nine months ended September 30, 1999 decreased 7.8% to $47.0 million, and 6.7% to $147.5 million, respectively, from $51.0 million and $158.1 million, respectively, for the three and nine months ended September 30, 1998. Equipment sales and services revenue decreased to $1.9 million and $6.7 million, respectively, for the three and nine months ended September 30, 1999, from $3.9 million and $16.8 million, respectively, for the three and nine months ended September 30, 1998.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 1999 decreased $3.0 million or 7.1%, and $3.9 million or 3.0%, respectively, primarily attributable to a decrease in equipment costs related to sales to customers offset by increased product development costs and the consolidation of Custima's operations.

Depreciation and amortization
Depreciation and amortization increased $0.2 million and $2.1 million, respectively, for the three and nine months ended September 30, 1999, or 6.3% and 25.3%, respectively, of which $0.3 million and $1.2 million, respectively, is intangible amortization related to the Custima acquisition.

Income from operations
The Segment's income from operations for the three and nine months ended September 30, 1999 decreased $1.1 million and $8.8 million, respectively, or 22.0% and 45.8%, respectively, compared to the comparable periods in the prior year, resulting in an operating margin of 8.3% and 7.1%, respectively, for the three and nine months ended September 30, 1999, as compared to 9.8% and 12.1%, respectively, for the three and nine months ended September 30, 1998.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.1 million and $24.8 million, respectively, for the three and nine months ended September 30, 1999, as compared to $8.4 million and $25.9 million, respectively, for the three and nine months ended September 30, 1998. Real estate revenues of $5.9 million and $17.7 million, respectively, for the three and nine months ended September 30, 1999, as compared to $5.9 million and $19.1 million, respectively, for the three and nine months ended September 30, 1998, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $2.2 million and $7.1 million, respectively, for the three and nine months ended September 30, 1999, as compared to $2.5 million and $6.7 million, respectively, for the three and nine months ended September 30, 1998, were derived from the Segment's hardware leasing activities.

Costs and expenses
Investments and Other Segment costs and expenses increased in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 primarily as a result of additional real estate activities. Costs and expenses for the nine months ended September 30, 1999 decreased compared to September 30, 1998 primarily as a result of changes in real estate related costs partially offset by additional costs incurred in real estate related projects.

Depreciation and amortization
Investments and Other Segment depreciation and amortization totaled $1.9 million and $5.7 million, respectively, for the three and nine months ended September 30, 1999, as compared to $2.1 million and $5.7 million over the same periods in 1998.

Income from operations
The segment's income from operations totaled $1.4 million and $5.9 million, respectively, for the three and nine months ended September 30, 1999, as compared to $2.1 million and $6.5 million, respectively, for the three and nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $173.1 million for the nine months ended September 30, 1999. Operating cash flows for the nine months ended September 30, 1999 were impacted by net income of $100.9 million, depreciation and amortization of $84.1 million, an increase in accounts payable and accrued liabilities of $4.4 million and a net increase in accounts receivable and other current assets of $4.3 million.

Cash flows used in investing activities totaled $104.2 million for the nine months ended September 30, 1999. The Company expended $98.4 million during the nine months for capital additions including $9.0 million for assets placed in service in 1998 but not paid for until 1999. Investments and advances to unconsolidated affiliates totaled $31.1 million relating to funding the development of FAST2000 at EFDS and other investments. During the nine months ended September 30, 1999, the Company received $14.8 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $1.4 million for the nine months ended September 30, 1999. Proceeds from debt to finance the Company's equipment leasing activities totaled $11.5 million during the period. The Company also received proceeds from the exercise of stock options of $20.6 million for the nine months ended September 30, 1999. The Company maintains $90 million in bank lines of credit for working capital requirements and general corporate purposes, of which $60 million matures May 2000 and $30 million matures December 2000. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net payments under these facilities totaled $0.2 million for the nine months ended September 30, 1999, bringing total borrowings under these facilities to $22.9 million.

In August 1999, the Board of Directors approved the expansion of its previously announced 600,000 share repurchase program. The expansion authorized repurchase of an additional 3,575,000 shares of DST common stock which, when added to the 425,000 shares remaining to be purchased under the earlier program results in a program to repurchase 4,000,000 shares over a twenty-four month period beginning in September 1999. Purchases will be at a rate of approximately 166,000 shares per month. Such purchases will be made in private or open market transactions and in compliance with SEC regulations. The share repurchase program will be funded primarily from cash flow and other available sources. The Company repurchased 362,000 shares during the nine months ended September 30, 1999 for $22.4 million under this plan. The Company's share repurchase program was designed to provide shares for use under various DST option and benefit plans. The Board's expansion of the program is the result of expected additional share requirements for such plans. In connection with this program, the Company may utilize alternatives to minimize the cost of the share repurchase program, including forward purchase contracts.

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

OTHER

Software development and maintenance. Effective January 1, 1999, DST adopted, as required, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as incurred. For the three and nine months ended September 30, 1999, the Company capitalized $6.2 million and $18.1 million, respectively, of costs related to the development of internal use software consisting of $5.8 million and $16.1 million, respectively, for the Financial Services Segment for the three and nine months ended September 30, 1999, and $0.4 million and $2.0 million, respectively, for the Output Solutions Segments for the three and nine months ended September 30, 1999. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the three and nine months ended September 30, 1999 would have been $29.9 million ($0.47 per basic share, $0.46 per diluted share) and $89.3 million ($1.41 per basic share, $1.38 per diluted share), respectively.

Comprehensive income. The Company's comprehensive loss for the three months ended September 30, 1999 totaled $36.1 compared to a loss of $83.7 million for the same period in 1998. For the nine months ended September 30, 1999, the Company's comprehensive income was $108.7 million compared to $121.9 million for the same period for 1998. Comprehensive income for the three months ended September 30, 1999 and 1998 consists of net income of $33.9 million and $17.7 million, respectively, and other comprehensive losses of $70.0 million and $101.3 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 consists of net income of $100.9 million and $65.1 million, respectively, and other comprehensive income of $7.8 million and $56.9 million, respectively. Other comprehensive income consists of unrealized gains (losses) net of deferred taxes on available-for-sale securities and foreign currency translation adjustments.

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

The Company utilized $2.2 million in the quarter ended September 30, 1999 and $3.0 million for the nine months ended September 30, 1999 related to the accrued integration costs. Of the remaining accrued integration costs of $5.9 million at September 30, 1999, $0.3 million, $4.0 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 1999 and 2000and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 1999 through 2003. Location closures are planned to occur through 2000 once arrangements have been made to process continuing business at other facilities. Four of the locations have been closed as of September 30, 1999. The costs of transitioning the continuing business have not been accrued.

DST expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things, additional employee costs, relocation costs and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a materially adverse effect on the Company's consolidated results of operations, liquidity or financial position.

Business Acquisition. In August of 1998, USCS purchased 100% of the stock of Custima for cash. The business acquired provides billing and customer care software for the utilities industry. The cost of the acquisition was approximately $15.4 million. The acquisition was accounted for as a purchase, and accordingly, the financial statements include the results of operations from the date of acquisition. The purchase included existing technology, in-process research and development, trademarks and in-place workforce with an aggregate value of approximately $18.1 million. Based on an independent appraisal, $6.0 million was attributed to in-process research and development and, in accordance with applicable accounting principles, was charged to expense. In addition, a reorganization charge for redundant facilities and workforce of $1.1 million was taken in connection with USCS's purchase and consolidation of Custima. Intangible assets are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

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

The Company has completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and achieved material Year 2000 readiness in such products, services and systems as of December 31, 1998. The Company has achieved readiness for its other mission critical systems and products as of September 30, 1999. The Company will continue testing its systems with clients and other third parties for Year 2000-related issues as needed throughout 1999, as well as assisting clients with interrelated hardware and software upgrades, subject to the cooperation of such third parties. The Company licenses certain of its software products to third parties. The Company has made available Year 2000 ready software to its customers as of September 30, 1999. In certain cases, the Company may be required under applicable maintenance contracts to provide Year 2000 ready software free of charge. The Company believes that the cost of such upgrades is immaterial.

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

The contingency plans have been reviewed with respect to failures that could be caused by Year 2000 issues. The Company has formalized contingency plans for its mission critical products, services and systems which incorporate Year 2000 related contingencies and has tested these contingency plans. There can be no assurances that an acceptable contingency plan can be developed for certain suppliers, such as utilities, or that any such plan would successfully protect the Company from any Year 2000 exposure.

The costs to address the Year 2000-related issues to date have not been material, and the Company does not anticipate such costs to become material in the future. Although the Company is not aware of any material operational or financial Year 2000-related issues not being addressed, the Company cannot assure that its computer systems, products, services or other systems or the computers and other systems of others upon which the Company depends will be Year 2000 ready on schedule, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. The Company is currently unable to anticipate accurately the magnitude, if any, of the Year 2000-related issues arising from the Company's customers or suppliers. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business.

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

Interest rate risk
At September 30, 1999, the Company had $63.4 million of long-term debt, of which $27.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings for 1999 or to the fair value of its debt.

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

Equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of such investments, as of September 30, 1999 was approximately $1.0 billion. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $104.7 million on a pretax basis. As discussed under "Comprehensive Income" in Item 1 above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST's Proxy Statement for next year's annual meeting of stockholders, the Corporate Secretary of DST must receive such proposal on or before December 2, 1999, and the proposal must comply with the applicable SEC regulations and with the procedures set forth in DST's by-laws.

Item 5. Other Information

The following table presents operating data for the Company's operating business segments:

                                                                  September 30     December 31,
                                                                    1999               1998
                                                               ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                   54.8               49.8
  Canada                                                                  2.2                1.6
  United Kingdom (1)                                                      1.9                1.4
TRAC-2000 mutual fund accounts (millions) (2)                             3.1                2.5
TRAC-2000 participants (millions)                                         1.1                0.9
IRA mutual fund accounts (millions) (2)                                  13.4               12.0
Portfolio Accounting System portfolios                                  1,768              1,962
Automated Work Distributor workstations                                53,100             45,300


Customer Management Operating Data
Cable/satellite TV subscribers processed (millions)
Total before discontinued customer                                       38.5               35.6
Discontinued customer                                                     0.8                2.4
                                                               ---------------    ---------------
 Total cable/satellite TV subscribers processed                          39.3               38.0
                                                               ===============    ===============


                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                    1999               1998
                                                               ---------------    ---------------
Output Solutions Operating Data
Images produced (millions)                                              4,633              3,691
Items mailed (millions)                                                 1,256              1,114

(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number Document
27.1 Financial Data Schedule

(b) Reports on Form 8-K:

The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated July 22, 1999, reporting the announcement of financial results for the quarter ended June 30, 1999.

The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated August18, 1999, announcing the expansion of the Company's program to repurchase shares for use under various option and benefit plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 9, 1999.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President and Chief Financial Officer
(Principal Financial Officer)