Form 10-K
period 1999-12-31
DST SYSTEMS INC
filed 2000-03-15
CIK 714603

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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
        (State or other jurisdiction                 (I.R.S. Employer identification no.)
      of incorporation or organization)
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Company as of
                               February 29, 2000:
                  Common Stock, $.01 par value--$3,529,205,273

 Number of shares outstanding of the Company's common stock as of February 29,
                                     2000:
                    Common Stock, $.01 par value--62,881,163

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                                PART OF FORM 10-K INTO WHICH
DOCUMENT                                                                INCORPORATED
--------                                                      --------------------------------
Company's Definitive Proxy Statement for the 2000 Annual                  Part III
Meeting of Stockholders, which will be filed no later than
120 days after December 31, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DST SYSTEMS, INC.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

          Cautionary Statement With Respect To Forward-Looking
          Comments....................................................      2

                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     20
Item 3.   Legal Proceedings...........................................     22
Item 4.   Submission of Matters to a Vote of Security Holders.........     22
          Executive Officers and Significant Employees of the
          Company.....................................................     22

                                    PART II

Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters.........................................     23
Item 6.   Selected Consolidated Financial Data........................     24
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     39
Item 8.   Financial Statements and Supplementary Data.................     40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     70

                                    PART III

Item 10.  Directors and Executive Officers of the Company.............     70
Item 11.  Executive Compensation......................................     70
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     70
Item 13.  Certain Relationships and Related Transactions..............     70

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     71
          Signatures..................................................     78

AUTOMATED WORK DISTRIBUTOR-REGISTERED TRADEMARK-, AWD-REGISTERED TRADEMARK-, AWD/NETSERVER-TM-, AWD/RIP-REGISTERED TRADEMARK-, AWD/ST-TM-, AWD/VOICE-REGISTERED TRADEMARK-, CLASSROM-REGISTERED TRADEMARK-, CREATIVE DESIGN SERVICES-TM-, CUSTIMA-TM-, CYBERCSR-REGISTERED TRADEMARK-, DDP/SQL-TM-, DIRECT ACCESS-TM-, DST-REGISTERED TRADEMARK-, E.BILL.ANYWHERE-SM-, ELECTRONIC FULFILLMENT-TM-, ELLITE-TM-, ENCORR-REGISTERED TRADEMARK-, EXACT VIEW-SM-, FAIRWAY-TM-, FAN-REGISTERED TRADEMARK-, FAN MAIL-REGISTERED TRADEMARK-, FAN INVESTMENT TRACKING-TM-, FAN WEB-TM-, FAN WEB DIRECT-TM-, FAST-TM-, FINANCIAL ACCESS NETWORK-REGISTERED TRADEMARK-, GLOBAL PORTFOLIO SYSTEM-REGISTERED TRADEMARK-, GPS-REGISTERED TRADEMARK-, HIPORTFOLIO/2-TM-, IMPART/UPTIX-TM-, INFO(.)DISC-TM-, INFORMA-TM-, INTEGRATED PHARMACY NETWORK SYSTEM-TM-, INTELECABLE-REGISTERED TRADEMARK-, IPNS-REGISTERED TRADEMARK-, MARKET ADVISOR-TM-, MAILNET-TM-, OPENDATAWAREHOUSE-TM-, OPENFRONTOFFICE-TM-, OPENMARKETDATAFEEDS-TM-, OPENMESSENGER-TM-, OPENORDERS-TM-,
OPENPERFORMANCE-REGISTERED TRADEMARK-, OPENPRODUCTS-TM-, OPENREPORTING-TM-, PALADIGN-TM-, PAS-TM-, PICK AND PACK SERVICES-TM-, PORTFOLIO ACCOUNTING SYSTEM-TM-, POWERSTORE-REGISTERED TRADEMARK-, RAPIDCONFIRM-REGISTERED TRADEMARK-, RAPID ENROLLER-TM-, RAPID NETSALE-TM-, REPLENISHMENT PRINT SERVICES-TM-, SECURITIES TRANSFER SYSTEM-TM-, STMS-TM-, STS-TM-, SUBSCRIBER TRANSACTION MANAGEMENT SYSTEM-TM-, TA2000-REGISTERED TRADEMARK-, TECHCONNECT-TM-, TRAC-2000-REGISTERED TRADEMARK-, VISION-REGISTERED TRADEMARK-, YOURACCOUNTS.COM-SM-, referred to in this Report are included among the Company's trademarks and service marks. AS/400-REGISTERED TRADEMARK-, DIRECTV-TM-, FUND/SERV-TM-, NETWORKING-TM-, ORACLE, OS/2-REGISTERED TRADEMARK-, QUICKEN, SYBASE, UNIX-REGISTERED TRADEMARK-, WINDOWS-REGISTERED TRADEMARK-, WINDOWS NT-REGISTERED TRADEMARK- and any other brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of their respective holders.

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

USCS MERGER

On December 21, 1998, the Company and USCS International, Inc. ("USCS") completed their merger ("USCS Merger") through the issuance of .62 shares of DST common stock for each outstanding share of USCS common stock. DST in 1998 issued approximately 13.8 million shares of common stock in the transaction. The USCS Merger was accounted for under the pooling of interests accounting method. Accordingly, DST's financial results for all periods prior to the USCS Merger were restated in 1998 to combine the historical results of operations of DST and USCS.

The USCS Merger positions DST as a market leader in three segments. The three segments are mutual fund and investment recordkeeping and accounting; presentation of bills and statements for the Company's shareowner and subscriber customer base as well as industries such as telecommunications, rapid delivery, insurance and brokerage; and customer management solutions for the video/broadband/ satellite television, telecommunications and utilities industries. Since the USCS Merger, the Company has focused on combining the knowledge and expertise of both DST and USCS with the objective of increasing service capabilities and product offerings, expanding into new markets, and achieving meaningful synergies and cost savings.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership 50% owned by Boston Financial Data Services, Inc. (a 50% owned joint venture of DST and State Street Corporation) and 50% owned by BankBoston Corporation.

DST is currently developing Fairway, a new securities transfer system to be used exclusively by EquiServe to process all of its accounts. DST has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will, subject to approval of the Office of the Comptroller of the Currency ("OCC"), contribute Fairway and its non-EquiServe securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS after the EquiServe Contribution. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the consolidation of the securities transfer industry.

Acceptance of the initial defined components of Fairway is expected to occur in the first part of 2000 and will result in DST receiving its initial equity participation in EquiServe, subject to OCC approval. Acceptance of the remaining defined components of Fairway and the transfer of DST's non-EquiServe stock transfer business to EquiServe is expected to occur in stages through 2001.

                       NARRATIVE DESCRIPTION OF BUSINESS

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, certain investments in equity securities, financial interests and real estate holdings are reflected in an Investments and Other Segment. A summary of each of the Company's segments follows:

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered in the U.S. and selected international markets; a defined-contribution participant recordkeeping system for the U.S. market; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; a workflow management system offered primarily to mutual funds, insurance companies, brokerage firms and banks; and a securities transfer system offered to corporate trustees and transfer agents and, through affiliated companies, to corporate clients.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides statement processing services and solutions in North America to customers of the

Company's Financial Services and Customer Management business segments, and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wireless, wire-line and Internet-protocol telephony, Internet and utility markets worldwide. The Company's software systems enable its clients to manage their operations across all aspects of their business including order processing, customer support, financial reporting, decision support, marketing, field services and collections.

The Customer Management Segment distributes its services and products on a direct basis and through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world.

INVESTMENTS AND OTHER

The Investments and Other Segment holds investments in equity securities, certain financial interests, the Company's real estate subsidiaries and the Company's computer hardware leasing subsidiary. The Company holds investments in equity securities with a market value of approximately $1.3 billion at December 31, 1999, including approximately 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $817 million and 6.0 million shares of State Street Corporation ("State Street") with a market value of $438 million. Additionally, the Company owns and operates real estate mostly in the U.S. which is held primarily for lease to the Company's other business segments.

INDUSTRY REVENUE

The Company's sources of revenue by major industries served are presented below. The industries listed may be served by more than one of the Company's business segments.

                                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------
                                                    1999                        1998                        1997
                                           ----------------------      ----------------------      ----------------------
                                                                       (DOLLARS IN MILLIONS)
U. S. REVENUES
Mutual fund / investment
  management.........................      $  491.6        40.9%       $  429.1        39.1%        $374.0         39.4%
Other financial services.............         123.0        10.2%          111.6        10.2%          99.1         10.4%
Video/broadband/satellite TV.........         190.9        15.9%          214.8        19.6%         199.4         21.0%
Telecommunications and utilities.....         149.3        12.4%          127.8        11.7%         104.5         11.0%
Other................................          82.1         6.8%           62.1         5.7%          57.2          6.0%
                                           --------       -----        --------       -----         ------        -----
    Total U.S. revenues..............       1,036.9        86.2%          945.4        86.3%         834.2         87.8%
                                           --------       -----        --------       -----         ------        -----
INTERNATIONAL REVENUES
Mutual fund / investment
  management.........................         109.2         9.1%           98.7         9.0%          67.4          7.1%
Other financial services.............          25.0         2.0%           23.6         2.1%          24.2          2.5%
Video/broadband/satellite TV.........          19.6         1.6%           18.3         1.7%          14.9          1.6%
Telecommunications and utilities.....           5.7         0.5%            3.1         0.3%           1.7          0.2%
Other................................           6.9         0.6%            7.0         0.6%           7.6          0.8%
                                           --------       -----        --------       -----         ------        -----
    Total international revenues.....         166.4        13.8%          150.7        13.7%         115.8         12.2%
                                           --------       -----        --------       -----         ------        -----
TOTAL REVENUES.......................      $1,203.3       100.0%       $1,096.1       100.0%        $950.0        100.0%
                                           ========       =====        ========       =====         ======        =====

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

The growing volume and complexity of transactions in the financial services and other markets have resulted in increasing demand for more sophisticated systems to timely and accurately process information. Computer technology has provided an effective means of addressing this demand, but requires significant capital investment and expertise. As a result, many financial service organizations have relied on outside providers, such as the Company. The Company expects the information processing needs of these organizations to grow in volume and complexity presenting the Financial Services Segment with significant opportunities to sell its services and products.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
FINANCIAL SERVICES OPERATING DATA
Revenues (in millions)
  U.S.......................................................  $ 427.0    $ 390.1    $ 338.0
  International.............................................    127.9      117.5       87.0
                                                              -------    -------    -------
                                                              $ 554.9    $ 507.6    $ 425.0
                                                              =======    =======    =======
Mutual fund shareowner accounts processed (millions)
  U.S.......................................................     56.4       49.8       45.0
  Canada....................................................      2.4        1.6        0.9
  United Kingdom (1)........................................      2.0        1.4        1.0
TRAC-2000 mutual fund accounts (millions) (2)...............      3.4        2.5        1.9
TRAC-2000 participants (thousands)..........................    1,254        905        696
IRA mutual fund accounts (millions) (2).....................     14.0       12.0        9.6
Portfolio Accounting System portfolios......................    1,988      1,962      1,925
Automated Work Distributor workstations.....................   57,700     45,300     35,100

------------------------

(1) Processed by European Financial Data Services Limited, an unconsolidated affiliate of the Company.

(2) Included in U.S. mutual fund shareowner accounts processed.

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

Investor attraction to a wide array of mutual fund investment products with increasingly specialized features has significantly increased the number of mutual fund shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems to handle the increasing volume and complexity of transactions and distribution channels, maintain its leadership position and to improve quality and productivity.

The Company typically enters into multi-year written agreements with its clients. Most of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

SHAREOWNER ACCOUNTING AND RECORDKEEPING

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 1999, the Company provided shareowner accounting processing services for approximately 56.4 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on a wide range of levels. "Full" service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 functions described above. "Remote" service processing is designed to allow clients to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company's telecommunications network.

Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. To address clients' desires to control such interaction, the Company structured its services to allow the clients' personnel to handle telephone inquiries while the Company's or an affiliate's personnel retain transaction processing functions. This service was facilitated by the implementation of Automated Work Distributor ("AWD"), which creates electronic images of transactions and enables such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

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

RETIREMENT PLAN ACCOUNTING AND RECORDKEEPING

Mutual funds are popular investment vehicles for individual and corporate retirement plans. TA2000 supports Individual Retirement Accounts (IRAs) including Roth and Educational IRAs.

The Company's TRAC-2000 system provides recordkeeping and administration for defined contribution plans, including 401(k), 403(b), money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC-2000 is integrated with TA2000, eliminating reconciliation problems that occur when different systems are used for participant recordkeeping and mutual fund shareowner accounting. TRAC-2000 is offered on a full-service basis through BFDS and on a remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because (i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 1999, TA2000 services 14.0 million IRA accounts invested in mutual funds, including 2.7 million Roth IRA and Educational IRA accounts. In addition, TRAC-2000 provides recordkeeping for 1.3 million retirement plan participants with 3.4 million related TA2000 mutual fund accounts.

PRODUCTS SUPPORTING MUTUAL FUND DISTRIBUTION AND MARKETING

The Company has developed products to meet the changing service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company processes over 50% of the mutual fund industry's volume on Fund/Serv and Networking, two systems developed by the Depositary Trust and Clearing Corporation for broker distributed mutual funds. The Company has also developed Financial Access Network ("FAN"), the technological infrastructure that facilitates emerging channels of mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which allows clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client's website to FAN, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client's own web application directly into FAN, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access, and (v) Vision, which enables brokers and financial advisors to view fund, account and dealer information, process transactions, and establish new accounts.

Revenues from these new services and products are based generally on the number of transactions processed.

BOSTON FINANCIAL DATA SERVICES, INC. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to over 142 U.S. mutual fund companies. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC-2000 system. BFDS is the Financial Services Segment's largest customer, accounting for approximately 14.0% of the Segment's revenues in 1999.

          INTERNATIONAL MUTUAL FUND / UNIT TRUST SHAREOWNER PROCESSING

DST provides international shareowner processing through DST Canada, a wholly owned subsidiary, and European Financial Data Services, Limited ("EFDS"), a 50% owned United Kingdom joint venture of DST and State Street Corporation.

DST CANADA, INC. ("DST CANADA")

DST Canada provides remote mutual fund shareowner processing in Canada and licenses its mutual fund shareowner system to mutual fund companies in related markets outside Canada. Revenues are derived from providing remote mutual fund shareowner processing services and time and material fees for client-specific enhancements and support to the remote processing system, and to a lesser degree from licensing its mutual fund shareowner system to mutual fund companies. DST Canada also has installed its mutual fund system in Germany, Switzerland and Saudi Arabia. Enhancements are being made to the system for operation in Japan beginning in 2000. DST Canada processes 2.4 million mutual fund accounts, including those of its largest client, CFDS Limited ("CFDS"). A Canadian subsidiary of BFDS, CFDS provides full-service processing to the Canadian mutual fund industry using DST Canada's mutual fund system and full-service processing for U.S. off-shore mutual funds using TA2000. In addition, DST Canada's mutual fund system processes approximately 5.8 million accounts under license arrangements.

EUROPEAN FINANCIAL DATA SERVICES LIMITED ("EFDS")

EFDS offers full and remote service processing for unit trusts and related products serving 2.0 million unitholder accounts at December 31, 1999, making it the largest third party provider of such services in the U.K. EFDS has developed FAST, a new unit trust accounting system, and has converted a significant number of its client base to the new system as of December 31, 1999 with the remaining clients scheduled to convert in 2000. DST believes that the successful conversion of clients onto the new system should allow EFDS to pursue new clients in the United Kingdom market.

            PORTFOLIO ACCOUNTING AND INVESTMENT MANAGEMENT PRODUCTS

The Company offers products that support the portfolio accounting and investment management functions of the financial services industry. DST's Portfolio Accounting System (PAS) is offered primarily to the U.S. mutual fund industry on a remote processing basis. HiPortfolio/2, OpenProducts and Global Portfolio System ("GPS") are offered as licensed products both in the U.S. and internationally. DST offers a complete solution to firms managing mutual funds, institutional advisory accounts, or both.

PAS is an integrated multi-currency system that maintains fund accounting records for mutual funds and unit investment trusts with U.S. and international assets, computes daily income and expense for each portfolio and calculates the fund's daily net asset value ("NAV"). The Company derives revenues generally based on the number of mutual fund portfolios processed by PAS. Two new components of PAS are Infoquest for Internet access and straight-through processing supported by AWD. As of December 31, 1999, the 1,988 portfolios on PAS had an aggregate market value of $1.4 trillion.

HiPortfolio/2 is also designed for medium and large investment management firms that are seeking a turnkey system for investment accounting that can meet their local and international requirements with minimum customization. HiPortfolio/2 is a scalable, comprehensive front, middle and back office solution.

The range of OpenProducts include OpenFrontOffice (a front office decision support system with a graphical user interface (GUI)), OpenPerformance (a performance measurement and attribution system), OpenDataWarehouse, OpenOrders (automated order management), OpenReporting (high quality desktop publishing and client reporting), OpenMessenger (straight through processing), OpenMarketDataFeeds (management of external market data) and a number of others under development.

GPS is designed for medium and large investment management companies that require a customized solution. The system is a rules-based, multi-currency transaction processing and portfolio accounting system with a GUI and a variety of reporting alternatives. With its client server, relational database architecture (Sybase or Oracle), GPS can seamlessly integrate with the Company's range of OpenProducts or can interface with a wide range of third-party systems.

The Company derives revenues from HiPortfolio/2, OpenProducts and GPS, from license fees, fees for customized installation and programming services and annual maintenance fees.

DST INTERNATIONAL LIMITED ("DST INTERNATIONAL")

DST International, a United Kingdom company, provides investment management and portfolio accounting software (on a license basis) and services to over 500 installations in 40 countries worldwide, serviced by offices in the United Kingdom, U.S., Australia, New Zealand, Hong Kong, Singapore, Thailand, Japan and South Africa. In addition to the above licensed products, DST International's other products are Impart/Uptix and Paladign. DST International also distributes and supports AWD outside North America.

                         AUTOMATED WORKFLOW MANAGEMENT

Automated Work Distributor ("AWD") is designed to help companies improve operating efficiency and customer satisfaction. The AWD system captures all customer contacts (such as Internet, email, phone calls, faxes and mail), prioritizes and assigns the work to the appropriate resource, and tracks the contact through to completion. By coordinating all channels of customer communication, AWD allows for seamless delivery of service, improving customer satisfaction. The AWD product suite includes tools for character recognition, digitized voice and process automation to automate manual processes.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on AS/400, Windows NT or UNIX servers utilizing Windows, OS/2 and thin client desktops. AWD interfaces with existing mainframe or other server lines of business applications. AWD is primarily installed in mutual fund and other investment management firms, insurance companies, brokerage firms and banks located in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific. In addition, Computer Sciences Corporation Financial Services Group ("CSC-FSG") distributes the Company's AWD product to life and property and casualty insurance companies worldwide.

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

AWD can be installed at the customer's site or the customer can access AWD at the AWD Data Center using the Company's telecommunications network.

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

                         SECURITIES TRANSFER PROCESSING

The Company's existing system to support the securities transfer market, the Securities Transfer System ("STS"), provides a wide array of corporate stock and bond security holder recordkeeping services, including maintaining ownership records, recording ownership changes, issuing certificates, issuing and tabulating proxies, calculating and disbursing dividends and interest, processing dividend reinvestments, tax reporting and responding to shareowner inquiries through on-line data access. STS also maintains shareowner activity for closed-end mutual funds and unit investment trusts. EquiServe currently uses STS to process approximately 5.7 million accounts.

EQUISERVE

EquiServe is the largest U.S. securities transfer agent serving over 1,400 companies with 25 million shareowner accounts. EquiServe provides dividend disbursement and reinvestment; direct stock and employee stock purchase plans services; proxy mailing and tabulation; annual and interim report distribution; merger and acquisition services; and stock option services. EquiServe also offers Internet access to its clients' shareowners for inquiry and transaction processing, Internet proxy voting and Internet access to annual reports through Corporate Document Systems, a 50% owned affiliate of DST. See "Recent Developments" above for further discussion of EquiServe.

                   WINCHESTER INFORMATION PROCESSING SERVICES

Winchester Information Processing Services primarily supports the computing needs of the Company's Financial Services Segment with two data centers in Kansas City, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester has mainframe computers with a combined processing capacity of over 5.7 billion instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 26 trillion bytes. Winchester also contains over 150 servers supporting NT, UNIX, and AS/400 small and midrange computing environments. These servers are used to support DST's products and processing for certain of the Company's affiliates. The physical facility is designed to withstand natural disasters including tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 11,500 square feet, of which 8,500 are currently used for the computer room. The computer room houses IBM AS/400 computers and optical storage systems, which support over 5,500 AWD Image users. AWD users include DST's Full-Service area as well as several of the Company's remote AWD customers and other financial services companies. The AWD Data Center also houses over 250 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries.

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

The Company has an agreement with a commercial disaster recovery provider for computer processing in the event of a computer failure at Winchester. The Company's data communications network is linked to the disaster recovery provider's facility and network to enable client access to the disaster recovery facility. The AS/400 processors at the AWD Data Center and the AS/400 processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests the disaster recovery processes for both data centers.

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

The Company provides data processing, telecommunications and output solutions services to Argus, and Argus operates IPNS at Winchester and the AWD Data Center. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

                             CUSTOMER CONCENTRATION

The Financial Services Segment's five largest customers accounted for 32.8% of segment revenues in 1999, including 14.0% from its largest customer.

                            MARKETING / DISTRIBUTION

In the U.S., Canada, and select international markets, the Financial Services Segment identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The Segment's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Segment's sales efforts are closely coordinated with its joint venture and strategic alliance partners.

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

                                  COMPETITION

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered including the ability to handle rapidly changing transaction volumes, commitment to processing capacity and software development, and price. The Company believes there is significant existing competition in its markets. The Company's ability to compete effectively is dependent on the availability of capital. Some of the Company's competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company's shareowner accounting systems compete not only with third-party providers but also with in-house systems and brokerage firms that perform sub-accounting services for the brokerage firms' customers that purchase or sell shares of mutual funds of the Company's clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are PFPC, Inc. and SunGard Data Systems, Inc.

The Company has significant competition with its portfolio accounting and investment management systems. Principal competitors are third-party software service providers and those companies that license their products. The key competitive factors in the investment management systems are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for portfolio accounting and investment management systems are SunGard Data Systems, Inc., State Street Corporation (including Princeton Financial
Systems, Inc.), Misys plc, SS&C Technologies, Inc., Advent Software, Inc. and Datastream Systems, Inc.

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

                            OUTPUT SOLUTIONS SEGMENT

The Output Solutions Segment provides bill and statement processing services and solutions, including electronic presentment, to customers of the Financial Services and Customer Management Segments and other industries which value customer communications and require high quality, accurate and timely statement processing. The Company also offers a variety of complementary professional services, including consulting, application development, fulfillment and client training, as well as statement design and formatting services that allow clients to use the statements as a communication and marketing tool.

The Company is among the largest first class mailers in the U.S., mailing over
1.6 billion items in 1999. The sources of revenue by major industry served are listed below.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OUTPUT SOLUTIONS OPERATING DATA
Revenues (in millions)
U.S. revenues
  Mutual fund/investment management.........................   $117.2     $ 94.8     $ 84.5
  Other financial services..................................     81.3       63.5       57.3
  Video/broadband/satellite TV..............................     60.1       64.7       62.2
  Telecommunications and utilities..........................    147.1      126.0      104.5
  Other.....................................................     67.7       50.2       44.0
                                                               ------     ------     ------
                                                                473.4      399.2      352.5
                                                               ------     ------     ------
International revenues
  Mutual fund/investment management.........................      1.2        1.6        0.3
  Other financial services..................................      5.5        3.2        4.4
  Telecommunications and utilities..........................      1.4        1.4        1.7
  Other.....................................................      6.5        7.0        7.5
                                                               ------     ------     ------
                                                                 14.6       13.2       13.9
                                                               ------     ------     ------
                                                               $488.0     $412.4     $366.4
                                                               ======     ======     ======

Images produced (millions)
  U.S.......................................................    6,251      5,017      4,171
  International.............................................       68         70         50
Items mailed (millions)
  U.S.......................................................    1,665      1,466      1,311
  International.............................................       18         24         20

                           OUTPUT SOLUTIONS SERVICES

Statement processing services and solutions are provided in fully integrated and automated production environments that rapidly and cost-effectively transform electronic data received from our clients into informative, accurate and customized statements. The Company's highly automated production environment allows our clients to maximize postal savings while minimizing delivery time.

For the financial services industry, the Company performs electronic printing, variable and selective insertion, presorted mailing and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports.

The Company provides bill and statement processing services and solutions to the video/broadband/ satellite TV, telecommunications, utilities, transportation, rapid delivery and other service industries. The Company cost-effectively transforms electronic data received from the client into informative, accurate and customized billing statements.

To address the needs of multi-service providers, the Company also offers consolidated statements, which combine data from multiple services and funds into a single integrated statement. Consolidated statements can offer clients significant savings both in paper and mailing costs. Consolidated statements can also be a powerful marketing tool for companies seeking to establish brand name recognition and sell combined services.

The Company derives revenues from its bill and statement processing services based generally on the number of images processed.

Direct Access, the Company's proprietary web-based program, enables the Company's billing customers to have near real-time monitoring and reporting functions. Using standard Internet browsers and entry through secured access to the Company's extranet, customers can monitor their data from the time of completed transmission to the moment it leaves the Company's facilities, thus providing the power to view every step of the process remotely. The Company intends to extend this capability to its broader customer base.

The Company offers a full range of technical support for its clients. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer's software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

ELECTRONIC DELIVERY ALTERNATIVES (YOURACCOUNTS.COM)

The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for our electronic statement presentment and payment offerings. The YourAccounts.Com division was formed in 1999 to meet client requirements for recurring Internet-enabled customer communication by addressing the complexity of the Internet, providing reliability in handling large-scale billing and statement processes, and using bills and statements as the basis for personalized communications that improve customer relationships.

The Company believes that as electronic statements and payment solutions become more accepted, communications service providers, utilities, financial services and other companies will require electronic statement and bill presentment capabilities. To fulfill this requirement, the Company introduced two product lines: E.BILL.ANYWHERE for electronic bill presentment and payment, and INFORMA for electronic presentment of mutual fund and brokerage statements, confirmations, and tax documents.

The Company has also announced marketing alliances with several companies including CheckFree, Convergys, Cybercash, Intuit, Bank of America, NetGravity and NewRiver Investor Communications, Inc. to extend the reach and value of its electronic solutions. Because of its existing volumes, state-of-the-art processing systems, and client relationships, the Company believes it is in a unique position to become a one-stop, full-service supplier of either paper-based or electronically delivered statements.

Revenues from electronic statement and payment solutions are based generally on the number of statements viewed or transactions processed.

ADDITIONAL PRODUCTS AND SERVICES

RAPID CONFIRM

For the brokerage industry, the Company offers Rapid Confirm, one of the fastest ways to deliver trade confirmations. Utilizing MailNet, the largest domestic distributive print network, Rapid Confirm provides speed of delivery through the United States Postal Service. With distributive print-mail sites strategically located throughout the U.S., 90% of our mail is delivered in two days or less at discounted presort rates. Confirmations may be consolidated, householded, and may be printed with dynamic highlight color for greater visual impact.

RAPID ENROLLER

The Company's Rapid Enroller allows defined contribution plan providers to offer fast, fully personalized documentation to plan participants. Utilizing state-of-the-art print-on-demand technology, Rapid Enroller enables customized packaging based on client and recipient information.

RAPID NETSALE

Designed for the rapidly growing on-line brokerage market, the Company's Rapid NetSale "captures" a potential customer's information and triggers the mailing of a personalized lead or welcome kit. With Rapid NetSale, online brokers are able to immediately re-engage prospective customers that abandon their online session and quickly respond to new prospects with customized marketing collateral, increasing online brokers' new account acquisition rates.

ELLITE

For mutual funds and brokerage firms, the Company offers eLLite, enabling fast access to current fund information. With electronic technology and secured Internet access, customers can locate and download information from hundreds of reports in just a few key strokes.

CREATIVE DESIGN SERVICES

The Company offers statement-based marketing and creative design services that allow our clients to transform customer statements into communication tools. The statement is often the only form of regular communication between a service provider and its customers. Many clients have the opportunity, through statement-based marketing and creative design services, to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to their customers.

ARCHIVAL AND RETRIEVAL SOLUTIONS

The combined need for archival and customer service retrieval of statements are addressed by our Info-Disc and Exact View storage solutions which provide customer service representatives with a statement image enabling faster customer service calls and improving first-call resolution rates. The Company also offer sophisticated computer output microfilm (COM) capabilities for long-term archival.

FULFILLMENT

The Company offers a variety of fulfillment services to support the literature distribution needs of our clients; including i) Pick & Pack Services offering dynamic package configuration and inventory management; ii) Replenishment Print Services offering print-on-demand technology; and iii) Electronic Fulfillment.

                             PRODUCTION FACILITIES

The Company's primary production facilities are in Sacramento, Kansas City, Hartford, Boston, Denver, St. Louis, New York, and Toronto. These facilities use roll form and sheet fed production processes and can perform variable and selective insertion and pre-sorted mailing.

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

Full real-time automation enables the Company to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities. A local area network links the production equipment to the production control system.

                             CUSTOMER CONCENTRATION

The Output Solutions Segment's five largest customers accounted for 25.8% of segment revenues in 1999, including 8.2% from its largest customer.

                            MARKETING / DISTRIBUTION

The Company believes that sales of separate statement processing services to defined vertical markets including, mutual fund, banking, brokerage, insurance, healthcare, telecommunications, transportation, video/broadband/satellite television, utilities and other service industries offers both increased revenue opportunities as well as increased visibility for the Company. The Company maintains a field operations sales staff, including client services and technical support teams and significant design resources, to target these market segments. The Company has begun an international statement processing marketing effort. The Company has entered into alliances with partners such as Xerox, Mellon Bank, Intuit, CheckFree, Bank of America and CyberCash to jointly market its statement processing and electronic presentment capabilities.

                                  COMPETITION

The key competitive factors in the Output Solutions Segment are quality of services, quality of customer support, ability to handle large volumes and speed of production. The most significant competitors for statement/output solutions services are in-house service providers, local companies in the cities where the Company's printing operations are located and other national competitors such as Moore Corporation Ltd., Bowne and Co. Inc., Vestcom International, Inc., Automatic Data Processing Inc. and CSG Systems International, Inc. The most significant competitors for electronic presentment of bills and statements include billserv.com Inc., Bowne and Co. Inc., Derivion, Electronic Data Systems, Inc., International Business Machines Corporation, Moore Corporation Ltd. and Tumbleweed Communications Corp. The Company believes that it competes effectively in these markets.

                             INTELLECTUAL PROPERTY

The Company holds 26 U.S. patents covering various aspects of its statement processing services. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they are not critical to the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes.

                          CUSTOMER MANAGEMENT SEGMENT

DST's Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wireless, wire-line and Internet-protocol telephony, Internet and utility markets serving more than 45 million end-users worldwide. The Company's proprietary software systems enable our clients to manage their operations across all aspects of their business including order processing, customer support, financial reporting, decision support, marketing, field services and collections. The Company's software solutions are currently used by the largest DBS provider in the U.S. as well as six of the top seven U.S. video/broadband multiple service providers.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CUSTOMER MANAGEMENT OPERATING DATA
Revenues (in millions)
  U.S.......................................................   $179.1     $200.1     $186.7
  International.............................................     23.9       20.0       14.9
                                                               ------     ------     ------
                                                               $203.0     $220.1     $201.6
                                                               ======     ======     ======
Video/broadband/satellite TV subscribers processed
  (millions)
  Total before discontinued customer........................     39.0       35.6       30.8
  Discontinued customer (1).................................      0.1        2.4       10.9
                                                               ------     ------     ------
Total subscribers processed.................................     39.1       38.0       41.7
                                                               ======     ======     ======

------------------------

(1) See discussion in Customer Management Segment--Customer Concentration

The Company's flexible, scalable and open architecture uses the latest technologies to offer a variety of customer management services and products that allow its customers to effectively manage their growing customer base. The Company's products are available on a stand-alone or service bureau environment. Stand-alone systems currently support approximately 85% of the subscriber base and 15% are supported on a service bureau basis.

                              SYSTEMS AND SERVICES

INTELECABLE

This convergent billing solution is designed to support single and multi-service providers in an array of communications markets including video/broadband, Internet, global telecommunications (both business and residential) and DBS. Intelecable offers an integrated rating engine that rates a variety of usage-based services, including usage-based services on the Internet. Based on an open architecture and a range of application program interfaces, Intelecable streamlines integration with other information systems. With more than 115 installations, Intelecable is in use in more than 30 countries and can operate in a variety of languages including Japanese and Chinese.

DDP/SQL

The DDP/SQL system supports the North American video/broadband market and is used by six of the top seven U.S. video/broadband multiple service providers. As a relational database, the DDP/SQL system serves the video/broadband market by supporting digital services, high-speed data, electronic services, Web over TV, and traditional cable television. DDP/SQL runs on parallel processing hardware manufactured by Tandem. The Company is a value-added reseller of Tandem equipment. The Company also sells to its clients peripheral hardware made by manufacturers other than Tandem, and generally enters into hardware maintenance agreements with its clients. The Company's Investments and Other Segment also provides lease financing and maintenance services primarily for companies operating systems on a stand-alone basis.

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

CUSTIMA

The CUSTIMA software system supports the customer management activities of water, electric, gas, and municipal utility providers on four continents to bill nearly seven million domestic, commercial and industrial customers. CUSTIMA includes usage-based billing, real-time pricing, Internet integration, scalability, and allows for platform independence.

AWD

The Company has integrated its AWD product with its customer management systems to expand the support of customer relationship management to the video/broadband/satellite television, telecommunications and utility industries.

ANCILLARY PRODUCTS

Ancillary products are available on all systems. These ancillary solutions include CyberCSR, which provides cable management services directly to the home subscriber via the Internet; TechConnect, which increases the productivity of installers and field technicians by providing access to job and customer information via the Internet; and Electronic Billing. Leveraging Web-based applications across multiple functions, including enhanced online services, customer self-care and electronic commerce, these products elevate operating efficiency and enhance customer satisfaction, giving customers the choice of using solutions in a home, an office or a retail environment.

PROFESSIONAL SERVICES, TRAINING AND SUPPORT

The Company maintains various professional services groups to provide global consulting services to its software customers, including assistance with database definition and initialization, system operations, network consolidation, and performance and decision support services. These groups also provide clients with assistance in developing custom-tailored applications and interfaces that operate with the Company's customer management software to enhance client operations. The Company provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training. The Company's ClassROM software provides interactive instruction and product training on CD-ROM. The Company maintains training facilities in California.

CLIENT SUPPORT AND CARE

The Company provides worldwide training and support to its clients including broad-based, 24-hour, 7-day support and technical assistance. Internationally, Intelecable is supported by teams located in the U.S., U.K., South America and Australia as well as by alliance partners.

                             CUSTOMER CONCENTRATION

The Customer Management Segment's five largest customers accounted for 54.2% of segment revenues in 1999, including 18.0% from its largest client.

                            MARKETING / DISTRIBUTION

Software and services are sold primarily to video/broadband/satellite television, DBS, utility and multiple service providers through direct sales channels and in conjunction with international alliance partners. In North America, the Company operates a software and services sales and marketing team, including account management, product management and technical support teams.

The Segment's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., U.K., Brazil, Australia and Hong Kong. In addition to direct sales, the Company has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

                                  COMPETITION

The market for the Company's products and services in the Customer Management Segment is highly competitive, and competition is increasing as additional market opportunities arise. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for customer management software systems are Convergys, Inc., CSG Systems International, Inc. and Kenan Systems Corporation.

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

INVESTMENTS

The Company holds certain investments in equity securities with a market value of approximately $1.3 billion at December 31, 1999, including approximately 8.6 million shares of Computer Sciences Corporation with a market value of $817 million and 6.0 million shares of State Street Corporation with a market value of $438 million.

REAL ESTATE

The Company's real estate subsidiaries own approximately 274,000 square feet of office space and 831,000 square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments.

HARDWARE LEASING

The Company provides computer hardware leasing services to selected customer management software clients that purchase stand-alone systems primarily in the U.S.

                      SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $172.4 million, $165.5 million and $135.6 million in 1999, 1998 and 1997, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $26.6 million, $2.5 million and $3.1 million was capitalized in 1999, 1998 and 1997, respectively.

                                   EMPLOYEES

As of December 31, 1999, the Company and its majority owned subsidiaries employed approximately 9,700 employees, including approximately 4,700 in the Financial Services Segment, 4,100 in the Output Solutions Segment and 900 in the Customer Management Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,400 employees, including approximately 3,500 at BFDS. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

                                                                              OWNED/      SQUARE
LOCATION                                                      USE (1)       LEASED (2)     FEET
--------                                                  ----------------  ----------   --------
FINANCIAL SERVICES SEGMENT (3)
Kansas City, MO.........................................  Office space      Leased       540,000
Kansas City, MO.........................................  Data center (4)   Owned        163,000
Kansas City, MO.........................................  Office space      Owned        132,000
Kansas City, MO.........................................  Production        Owned         16,000
Boston, MA..............................................  Office space      Leased        24,000
Canada..................................................  Office space      Leased        49,000
United Kingdom..........................................  Office space      Leased        47,000
Australia...............................................  Office space      Leased        28,000
Ten other smaller properties............................  Office space      Leased        32,000

                                                                              OWNED/      SQUARE
LOCATION                                                      USE (1)       LEASED (2)     FEET
--------                                                  ----------------  ----------   --------
OUTPUT SOLUTIONS SEGMENT (3)
El Dorado Hills, CA.....................................  Production        Owned        366,000
El Dorado Hills, CA.....................................  Office space      Leased        29,000
Sacramento, CA..........................................  Production        Leased       304,000
Kansas City, MO.........................................  Production (4)    Owned        299,000
Kansas City, MO.........................................  Production        Leased        32,000
Kansas City, MO.........................................  Office space      Owned         13,000
Hartford, CT............................................  Production        Owned        150,000
Hartford, CT............................................  Production        Leased        48,000
Westwood, MA............................................  Production        Leased       128,000
Braintree, MA...........................................  Production        Leased        81,000
Melville, NY............................................  Production        Leased        85,000
New York, NY............................................  Production        Leased        30,000
Mt. Prospect, IL........................................  Production        Leased       110,000
Denver, CO..............................................  Production        Leased        94,000
St. Louis, MO...........................................  Production        Leased        40,000
Canada..................................................  Production        Owned         61,000
Canada..................................................  Production        Leased        34,000
Three other smaller properties..........................  Office space      Leased        19,000

CUSTOMER MANAGEMENT SEGMENT (3)
Rancho Cordova, CA......................................  Office space      Leased       153,000
El Dorado Hills, CA.....................................  Office space      Owned         48,000
Charlotte, NC...........................................  Office space      Leased        53,000
United Kingdom..........................................  Office space      Leased        31,000
Nine other smaller properties...........................  Office space      Leased        64,000

INVESTMENTS AND OTHER SEGMENT
Kansas City, MO.........................................  Office space      Owned         81,000
Kansas City, MO.........................................  Office space      Leased         3,000

------------------------

(1) Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.

(2) Within Kansas City, MO, the Company owns a number of surface parking lots, various undeveloped properties, and a 515,000 square foot underground storage facility that is primarily leased to third parties. The Company also owns approximately 250 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA. The Company is constructing two Output Solutions facilities with a total of 147,000 square foot of space in El Dorado Hills, CA. In addition to the property listed in the table and discussed above, the Company leases space in the Netherlands, South Africa, Hong Kong, Singapore, Thailand, Philippines, New Zealand and Brazil.

(3) Includes approximately 1,596,000 square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are leased to other segments of the Company, including approximately 688,000 sq. ft. in the Financial Services Segment, 860,000 sq. ft. in the Output Solutions Segment, and 48,000 sq. ft. in the Customer Management Segment.

(4) The Winchester Data Center is mortgaged with indebtedness of $19.9 million as of December 31, 1999. Another property is mortgaged with indebtedness of $1.4 million as of December 31, 1999.

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

None.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 9, 2000.

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

THOMAS A. MCDONNELL, age 54, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from
June 1984 to September 1995. He served as Executive Vice President of Kansas City Southern Industries, Inc. ("KCSI") from February 1987 until October 1995 and as a director of KCSI from 1983 until October 1995. He is a director of BHA Group, Inc., Computer Sciences Corporation, Euronet Services, Inc., and Informix Software, Inc.

THOMAS A. MCCULLOUGH, age 57, is Executive Vice President of the Company. He has served as director of the Company since 1990 and as Executive Vice President since April 1987. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distribution products, portfolio accounting, securities transfer, product sales and marketing and DST Canada, Inc., a wholly owned subsidiary of the Company.

JAMES C. CASTLE, Ph.D., age 63, has served as director of the Company since December 1998 and as Chairman, Chief Executive Officer and director of USCS since 1992.

CHARLES W. SCHELLHORN, age 51, has served since March 1999 as Vice Chairman of USCS. He had previously served since 1990 as President and since 1991 as Chairman of Output Technology Solutions, Inc., a wholly owned subsidiary of the Company. He has served as President of Argus Health Systems, Inc. since March 1999.

JONATHAN J. BOEHM, age 39, joined the Company as a Group Vice President in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support. Prior to joining the Company, he had been an officer of Kemper Service Company from October 1990 through November 1997.

ROBERT C. CANFIELD, age 61, has served as Senior Vice President, General Counsel and Secretary of the Company since August 1995 and as Senior Vice President-Law of the Company from March 1992 to August 1995.

KENNETH V. HAGER, age 49, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial and internal audit functions of the Company. He is a director of Digital Holdings, Inc.

C. RANDLES LINTECUM, age 55, has served as President of Output Technology Solutions, Inc., a wholly owned subsidiary of the Company, since March 1999. He served from July 1995 to June 1999 as President of Output Technology Solutions of California, Inc., a wholly owned subsidiary of the Company. He served from February 1995 to July 1995 as Senior Vice President Marketing and Distribution of USCS and from May 1993 to February 1995 as Vice President Corporate Development of USCS.

JOHN W. MCBRIDE, age 58, joined the Company in 1985 and has served as Group Vice President of the Company since 1993. He is responsible for the operations of the Company's Winchester and AWD Data Centers.

MICHAEL F. MCGRAIL, age 52, has served since April 1995 as President of DST Innovis, Inc., a wholly owned subsidiary of the Company. Since December 1993, he has been President and Managing Director of DST Innovis, Ltd., a wholly owned subsidiary of DST Innovis, Inc.

ROBERT L. TRITT, age 44, joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

MICHAEL A. WATERFORD, age 57, has served as Group Vice President of the Company since 1986. He is responsible for certain of the Company's development projects and Year 2000 readiness.

J. MICHAEL WINN, age 53, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange. As of March 2, 2000, there were approximately 28,000 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

The information set forth in response to Item 201 of Regulation S-K in Part II
Item 8, Financial Statements, and Supplementary Data at Note 14, Quarterly Financial Data (Unaudited) ("Note 14"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 14 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 1999 was $76.3125.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 1999 and 1998 and the selected consolidated income statement data for the years ended December 31, 1999, 1998 and 1997 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 1997 and the selected consolidated income statement data for the year ended December 31, 1996 were derived from the Company's audited consolidated financial statements, not included herein. The selected consolidated balance sheet data as of December 31, 1996 and 1995 and the selected consolidated income statement data for the year ended December 31, 1995 were derived from the separate audited financial statements of DST and USCS, as adjusted for the USCS Merger, not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the Company's audited consolidated financial statements, including the notes thereto and the report of independent accountants thereon and the other financial information included in Item 8 of this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................  $1,203.3   $1,096.1   $  950.0   $  844.0    $713.4
Costs and expenses............................     880.8      834.7      719.6      653.0     571.6
Depreciation and amortization.................     122.8      108.8      103.5       99.1      87.7
Merger charges and other expenses (1) (2).....                 33.1                  13.7
                                                --------   --------   --------   --------    ------
Income from operations (3)....................     199.7      119.5      126.9       78.2      54.1
Interest expense..............................      (5.2)      (8.6)      (8.5)     (10.5)    (26.9)
Other income, net.............................      13.2        7.4        5.8        4.5       4.9
Gains on sales of Continuum and IFTC
  (2) (4).....................................                                      223.4      43.6
Equity in earnings (losses) of unconsolidated
  affiliates..................................       6.6       (2.7)      (1.3)      (4.0)      6.4
                                                --------   --------   --------   --------    ------
Income before income taxes and minority
  interests...................................     214.3      115.6      122.9      291.6      82.1
Income taxes..................................      76.9       44.3       42.9      113.3      49.5
                                                --------   --------   --------   --------    ------
Income before minority interests..............     137.4       71.3       80.0      178.3      32.6
Minority interests............................      (0.7)      (0.3)       0.6        0.5
                                                --------   --------   --------   --------    ------
Net income (1) (2) (3) (4)....................  $  138.1   $   71.6   $   79.4   $  177.8    $ 32.6
                                                ========   ========   ========   ========    ======
Basic earnings per share (5)..................  $   2.19   $   1.14   $   1.25   $   2.82    $ 0.71
Diluted earnings per share (5)................      2.13       1.11       1.23       2.78      0.70

Total assets..................................  $2,326.3   $1,897.0   $1,548.5   $1,303.7    $912.8
Long-term obligations.........................      44.4       49.7       97.4       81.5     103.6
Cash dividends per common share (5)...........  $          $          $          $           $

------------------------

(1) The Company recognized $33.1 million in merger and integration costs in 1998. See Note 3 to the consolidated financial statements.

(2) In 1996, The Continuum Company, Inc. ("Continuum") merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. As a result of the CSC/Continuum merger, the Company received CSC common stock for its investment in Continuum and recognized a one-time gain after taxes and other expenses of $127.6 million. In conjunction with the merger, the Company elected to make a one-time $13.7 million contribution to provide funding for certain Continuum employee withdrawals from DST's Employee Stock Ownership Plan.

(3) Effective January 1, 1999, DST adopted, as required, Statement of Position
    (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the development costs of internal use software as incurred. For the year ended December 31, 1999, the Company capitalized $24.0 million of costs related to such development, including $2.4 million of capitalized costs at an unconsolidated subsidiary. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the year ended December 31, 1999 would have been $122.7 million ($1.94 per basic share, $1.89 per diluted share).

(4) In 1995, the Company received shares of State Street Corporation common stock in a tax-free exchange for the Company's 50% interest in Investors Fiduciary Trust Company. The Company recognized a one-time gain after deferred taxes of $8.6 million from the transaction.

(5) The Company's capital structure substantially changed as a result of public offerings of the Company's common stock in the fourth quarter 1995 and second quarter 1996. Earnings per share data prior to the 1995 public offering is reflective of being a wholly owned subsidiary of Kansas City Southern Industries, Inc. ("KCSI"). The Company paid cash dividends of $150.0 million to KCSI in 1995, which has been excluded from this table. The declaration and payment of dividends is at the discretion of the Board of Directors which, prior to the 1995 public offering, was controlled by KCSI.

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

                                  INTRODUCTION

Originally established in 1969, DST is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), video/broadband/satellite TV industry, communications industry, and other service industries. In December 1998, USCS International, Inc. ("USCS") became a wholly owned subsidiary of the Company through a merger resulting in the issuance of approximately 13.8 million shares of DST common stock ("USCS Merger"). The USCS Merger was accounted for under the pooling of interests accounting method. The Company's business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, certain investments in equity securities, financial interests and real estate holdings have been aggregated into an Investments and Other Segment.

The Financial Services Segment's revenues are generated from a variety of sources. The Company's mutual fund, securities transfer and portfolio accounting processing revenues are primarily dependent upon the number of accounts, portfolios or transactions processed. The Company also licenses its work management software, certain investment management and portfolio accounting software and securities exchange systems and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data Services, Inc. ("BFDS"), Argus Health Systems, Inc. ("Argus") and European Financial Data Services Limited ("EFDS"). The Company provides data processing services to Argus and Computer Sciences Corporation Financial Services Group ("CSC-FSG") to process their proprietary applications. Revenues from Argus and CSC-FSG are primarily based upon data center capacity utilized, which is significantly influenced by each company's volume of transactions. The Company's data processing contract with CSC-FSG expires in 2000 and is not expected to be renewed.

The Output Solutions Segment's revenues for presentation and delivery (either printed or electronic) of customer documents and archival depend on the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

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

The Investments and Other Segment's investment income (dividends, interest and gains/losses on sale of securities) is recorded as other income. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Rental income from Company owned and operated real estate is recorded as revenue, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other segments.

                               SIGNIFICANT EVENTS

USCS MERGER

The Company's December 21, 1998 merger with USCS was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for periods prior to December 21, 1998 were restated in 1998 to include the financial position and results of operations of USCS.

In December 1998, DST's management approved plans which included initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate facilities. Total accrued integration costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $12.8 million and $3.4 million related to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

1998 integration costs included $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees. Employee separations affect the majority of business functions and job classifications across the Output Solutions ($1.5 million) and Customer Management ($1.7 million) Segments, principally in North America. At December 31, 1999, approximately $1.8 million of employee separation accruals remain related to approximately 50 employees.

The 1998 integration costs included $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Output Solutions ($9.1 million) and Customer Management ($1.1 million) Segments. For the locations to be closed and the non-strategic business lines to be eliminated, the tangible and intangible assets to be disposed of were written down by $4.6 million to fair value. The integration costs also included $2.7 million ($0.7 million, $1.8 million, and $0.2 million for the Financial Services, Output Solutions, and Customer Management Segments, respectively) related to purchased software and other committed costs of software/communications systems that will be abandoned. Additionally, $0.8 million ($0.4 million in each of the Output Solutions and Customer Management Segments) of costs were expensed related to terminating certain contractual obligations which had no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the integration costs were approximately $9.5 million and $7.4 million, respectively. Details of the merger charge are as follows (in millions):

                                                                     BALANCE AT                 BALANCE AT
                                              ORIGINAL   UTILIZED   DECEMBER 31,    UTILIZED   DECEMBER 31,
                                               AMOUNT    IN 1998        1998        IN 1999        1999
                                              --------   --------   -------------   --------   -------------
Employee severance benefits.................   $ 3.2       $0.6         $2.6          $0.8         $1.8
Other.......................................     6.3                     6.3           2.8          3.5
Write down of long-lived assets.............     7.4        7.4
                                               -----       ----         ----          ----         ----
                                               $16.9       $8.0         $8.9          $3.6         $5.3
                                               =====       ====         ====          ====         ====

Most of the remaining employee severance benefits are expected to be paid in 2000. The balance of the accrued costs relates primarily to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Four locations have been closed as of December 31, 1999. The remainder will be closed in 2000 once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

During 1999, the Company expensed additional integration costs that could not be accrued in the integration plans under current accounting rules. These amounts did not materially impact the Company's consolidated results of operations, liquidity or financial position. The Company expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things, additional employee costs, relocation and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a material adverse effect on the Company's consolidated results of operations, liquidity or financial position.

A summary of historical results of DST and USCS for 1998 and 1997 are as follows (in millions):

                                                                  YEAR ENDING
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenues
  DST Systems, Inc..........................................  $  749.0    $650.7
  USCS International, Inc...................................     347.1     299.3
                                                              --------    ------
    Total revenues..........................................  $1,096.1    $950.0
                                                              ========    ======
Net income
  DST Systems, Inc..........................................  $   73.9    $ 59.0
  USCS International, Inc...................................      21.0      22.4
  Conforming of accounting policies.........................      (3.9)     (2.0)
  Merger costs..............................................     (19.4)
                                                              --------    ------
    Total net income........................................  $   71.6    $ 79.4
                                                              ========    ======

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies relating primarily to USCS' depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million and $2.0 million for the years ended December 31, 1998 and 1997, respectively. Non-current assets decreased $33.3 million at December 31, 1998 as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

In the fourth quarter of 1998, the Company recorded $26.0 million ($19.4 million net of taxes) of charges related to the USCS Merger. Transaction costs for the USCS Merger of $9.1 million include investment banker fees, legal fees and other costs paid in connection with the merger.

STOCK REPURCHASE PROGRAM

In December 1998, the Board of Directors approved a plan for DST to repurchase 600,000 shares of DST common stock at the rate of approximately 25,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger and for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements for such programs, the Board of Directors authorized the repurchase of an additional 3,575,000 shares for a total of 4,175,000 shares, with the then 4,000,000 remaining unpurchased shares to be acquired during a twenty-four month period commencing September 1999. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $52.2 million in 1999 to purchase shares under this plan.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership 50% owned by Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of DST and State Street Corporation) and 50% by BankBoston Corporation.

DST is currently developing Fairway, a new securities transfer system to be used exclusively by EquiServe to process all of its accounts. DST has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will, subject to approval of the Office of the Comptroller of the Currency ("OCC"), contribute Fairway and its non-EquiServe securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS after the EquiServe Contribution. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the consolidation of the securities transfer industry.

Acceptance of the initial defined components of Fairway is expected to occur in the first part of 2000 and will result in DST receiving its initial equity participation in EquiServe, subject to OCC approval. Acceptance of the remaining defined components of Fairway and the transfer of DST's non-EquiServe stock transfer business to EquiServe is expected to occur in stages through 2001.

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

The purchase included existing technology, in-process research and development (IPR&D), trademarks and in-place workforce with an aggregate value of approximately $18.1 million. The purchase price exceeded the fair market value of net tangible assets acquired by $15.1 million; however, the purchase price was less than the estimated fair value of all assets (tangible and intangible) acquired. Accordingly, the non-current assets recorded in the transaction (including IPR&D projects) were reduced on a pro-rata basis such that the total amount of the assets recorded did not exceed the consideration paid.

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

The IPR&D projects were estimated to be approximately 60% complete as of the date of acquisition and were assigned a total value of $7.1 million (using the income method discounted at 30% which did not differ significantly from the stage of completion method) which was reduced to $6.0 million as a result of the total amount of the assets acquired from Custima exceeding the consideration paid. Phased completion and delivery of the projects are expected through 2000. As with any software development project, there are inherent development risks and periodic review of the projects can result in changes to the development plan and the Company's business plans for the software.

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

                             RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (amounts in millions, except per share amounts).

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING RESULTS

REVENUES
  Financial Services........................................  $  554.9   $  507.6    $425.0
  Output Solutions..........................................     488.0      412.4     366.4
  Customer Management.......................................     203.0      220.1     201.6
  Investments and Other.....................................      32.9       34.1      33.7
  Eliminations..............................................     (75.5)     (78.1)    (76.7)
                                                              --------   --------    ------
                                                              $1,203.3   $1,096.1    $950.0
                                                              ========   ========    ======
  % change from prior year..................................       9.8%      15.4%     12.6%

INCOME FROM OPERATIONS BEFORE MERGER CHARGES
  Financial Services........................................  $  122.8   $   85.4    $ 66.2
  Output Solutions..........................................      49.0       33.9      24.3
  Customer Management.......................................      21.3       24.5      28.3
  Investments and Other.....................................       6.6        8.8       8.1
                                                              --------   --------    ------
                                                                 199.7      152.6     126.9
MERGER CHARGES..............................................                 33.1
                                                              --------   --------    ------
INCOME FROM OPERATIONS......................................     199.7      119.5     126.9
  Interest expense..........................................      (5.2)      (8.6)     (8.5)
  Other income, net.........................................      13.2        7.4       5.8
  Equity in earnings (losses) of unconsolidated
    affiliates..............................................       6.6       (2.7)     (1.3)
                                                              --------   --------    ------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS...........     214.3      115.6     122.9
  Income taxes..............................................      76.9       44.3      42.9
  Minority interests........................................      (0.7)      (0.3)      0.6
                                                              --------   --------    ------
NET INCOME..................................................  $  138.1   $   71.6    $ 79.4
                                                              ========   ========    ======
Basic earnings per share....................................  $   2.19   $   1.14    $ 1.25
Diluted earnings per share..................................  $   2.13   $   1.11    $ 1.23
Diluted shares outstanding..................................      64.8       64.3      64.7

CONSOLIDATED REVENUES

Consolidated revenues increased $107.2 million or 9.8% in 1999 and $146.1 million or 15.4% in 1998. Revenue growth in 1999 was primarily a result of higher Financial Services and Output Solutions Segments revenues. Financial Services Segment revenues increased $47.3 million, or 9.3% in 1999. This increase in 1999 Financial Services Segment revenues resulted from increased U.S. revenues of $36.9 million or 9.5%, primarily from an increase in mutual fund shareowner accounts processed of 13.3% to 56.4 million at December 31, 1999, and an increase in international revenues of $10.4 million or 8.9% from growth in Canadian mutual fund processing revenues. These same trends contributed to the 1998 Financial Services Segment revenue growth of $82.6 million or 19.4% as U.S. mutual fund shareowner accounts processed increased 10.7% to 49.8 million at December 31, 1998.

Output Solutions Segment revenues increased $75.6 million or 18.3% in 1999 and $46.0 million or 12.6% in 1998. The growth is a result of an increase in volume of statements and images produced from the growth in existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

Customer Management Segment revenues decreased $17.1 million or 7.8% in 1999 and increased $18.5 million or 9.2% in 1998. Exclusive of Tele-Communications, Inc. ("TCI") (a discontinued customer), revenues increased $7.4 million or 4.0% in 1999 and $31.3 million or 20.5% in 1998. Growth in non-TCI customer management revenues resulted primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, and increased services. In addition, revenues from Custima totaled $7.0 million and $4.2 million in 1999 and 1998, respectively.

Investments and Other Segment revenues decreased $1.2 million or 3.5% in 1999 and increased $0.4 million or 1.2% in 1998. Segment revenues are primarily rental income for facilities leased to the Company's other business segments.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

Consolidated income from operations before merger charges increased $47.1 million or 30.9% in 1999 and $25.7 million or 20.3% in 1998. The operating margin before merger charges, was 16.6%, 13.9% and 13.4% in 1999, 1998 and 1997, respectively. The growth in 1999 was primarily a result of a $37.4 million or 43.8% increase in the Financial Services Segment which resulted in an operating margin, before merger charges, of 22.1% in 1999 compared to 16.8% in 1998. The increase in 1999 Financial Services Segment operating margin resulted from increased U.S. revenues and the capitalization of $18.1 million of internal use software development costs. The improvement in 1998 Financial Services operating margin resulted from increased U.S. revenues and a significant improvement in international operations.

Output Solutions Segment income from operations before merger charges increased $15.1 million or 44.5% in 1999 and $9.6 million or 39.5% in 1998. Output Solutions Segment operating margin was 10.0%, 8.2% and 6.6% in 1999, 1998 and 1997, respectively. The increase in 1999 Output Solutions Segment operating margin results from increased revenues and the capitalization of $3.5 million of internal use software development costs. The improvement in the 1998 operating margin percentage results from processing efficiencies and increased volumes.

In 1999, Customer Management Segment income from operations before merger charges decreased $3.2 million or 13.1%, primarily attributable to a decline in processing and software services revenues and a decrease in equipment revenues mostly related to transitioning TCI off of the Company's services. In 1998, Customer Management Segment income from operations before merger charges, decreased $3.8 million or 13.4% from costs incurred in transitioning new customers onto the Company's products and services while transitioning TCI off and the consolidation of Custima's operations.

Investments and Other Segment income from operations before merger charges, was $6.6 million, $8.8 million, and $8.1 million in 1999, 1998 and 1997, respectively. The 1999 amount declined primarily due to a one-time charge related to certain equipment leased to third parties. The improvement in 1998 was primarily from an increase in rental income as compared to 1997.

MERGER CHARGES

The 1998 results include recognition of $26.0 million of merger charges related to the USCS Merger and $7.1 million of merger charges related to the Custima Acquisition.

INTEREST EXPENSE

Interest expense was $5.2 million in 1999 as compared to $8.6 million in 1998. Average debt balances were lower for 1999 compared to 1998. Interest expense for 1998 and 1997 were essentially the same.

OTHER INCOME, NET

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on sales of available-for sale investments, amortization of deferred non-operating gains, and gains (losses) from equipment dispositions. The 1999, 1998 and 1997 amounts include $8.9 million, $1.9 million and $1.5 million respectively, of net gains related to the sale of available-for-sale securities. These gains were offset by net losses on equipment dispositions of $3.0 million in 1999.

EQUITY IN EARNINGS AND LOSSES OF UNCONSOLIDATED AFFILIATES

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Boston Financial Data Services, Inc.........................   $ 8.9      $  7.2     $  6.2
European Financial Data Services Limited....................    (5.3)      (11.1)     (11.8)
Argus Health Systems, Inc...................................     2.6         2.7        4.5
Other.......................................................     0.4        (1.5)      (0.2)
                                                               -----      ------     ------
                                                               $ 6.6      $ (2.7)    $ (1.3)
                                                               =====      ======     ======

Equity in earnings of unconsolidated affiliates increased $9.3 million in 1999 as a result of decreased losses at EFDS, reflecting an increase in accounts serviced to 2.0 million at December 31, 1999 as compared to 1.4 million accounts at December 31, 1998. Equity in losses of unconsolidated affiliates increased $1.4 million in 1998 as a result of lower earnings at Argus and non-recurring real estate debt financing costs. Argus' 1998 earnings declined as a result of a significant client not renewing its processing contract which expired in the first quarter of 1998.

DST recorded losses from EFDS of $5.3 million, $11.1 million and $11.8 million in 1999, 1998 and 1997, respectively. The losses at EFDS were the result of the continued development of the new FAST software and conversion activity associated with adding new clients and converting existing clients from the old system to FAST. The Company's share of internal use software development costs capitalized by EFDS was $2.4 million for the year ended December 31, 1999.

INCOME TAXES

The Company's effective tax rate was 35.9%, 38.4% and 34.9% for the years ended December 31, 1999, 1998 and 1997, respectively. Excluding the impact of the previously discussed 1998 merger charges, the Company's effective tax rate would have been 35.9%, 34.5% and 34.9% for 1999, 1998 and 1997, respectively. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of U.S. unconsolidated affiliates net of the dividends received deduction provided under current tax law, increased tax benefits associated with 1998 international operations, and the benefits associated with new 1998 Missouri income apportionment rules designed to attract and retain mutual fund service companies.

NET INCOME

The Company's net income (and earnings per share) for 1999, 1998 and 1997 was $138.1 million ($2.19 basic earnings per share and $2.13 diluted earnings per share), $71.6 million ($1.14 basic earnings per share and $1.11 diluted earnings per share), and $79.4 million ($1.25 basic earnings per share and $1.23 diluted earnings per share), respectively. Excluding the impact of the previously discussed 1998 merger charges, the Company's net income and earnings per share for 1998 would have been $97.7 million ($1.58 basic earnings per share and $1.52 diluted earnings per share).

                   YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

                           FINANCIAL SERVICES SEGMENT

REVENUES

Financial Services Segment revenues for 1999 increased 9.3% over 1998 to $554.9 million. U.S. Financial Services revenues increased 9.5% to $427.0 million in 1999. U.S. mutual fund processing revenues for 1999 increased 12.0% over the prior year as shareowner accounts serviced increased 13.3% from 49.8 million at December 31, 1998 to 56.4 million at December 31, 1999. The Company has contracts with new clients to convert approximately 4.5 million new accounts to its system in 2000.

Financial Services Segment revenues from international operations for 1999 increased 8.9% to $127.9 million. The revenue increase resulted primarily from growth in Canadian mutual fund shareowner processing revenues. Canadian shareowner accounts serviced increased 50.0% from 1.6 million at December 31, 1998 to 2.4 million at December 31, 1999.

Segment revenues for the year ended December 31, 1998 increased 19.4% over 1997 to $507.6 million. U.S. revenues increased 15.4% to $390.1 million in 1998. U.S. mutual fund processing revenues for 1998 increased 16.0% over the prior year as shareowner accounts serviced increased 10.7% from 45.0 million at December 31, 1997 to 49.8 million at December 31, 1998. The Company recognized a $3.9 million contract termination fee in the fourth quarter 1998 from GT Global which terminated its services with the Company as a result of its acquisition by the AIM Management Group and a one-time $2.6 million contract termination fee from Zurich Kemper Investments in the first quarter 1998 as a result of its merged operations with Scudder. U.S. AWD product revenues for 1998 increased 16.8% over the prior year primarily due to an increase in the number of AWD workstations licensed.

Segment revenues from international operations for 1998 increased 35.1% to $117.5 million. The revenue increase resulted primarily from increased investment accounting software licenses and services and growth in Canadian mutual fund shareowner processing revenues.

COSTS AND EXPENSES

Segment costs and expenses for 1999 and 1998 increased 1.4% to $365.6 million and 19.3% to $360.5 million over the comparable prior year periods. Costs and expenses for 1999 were reduced by $18.1 million as a result of capitalizing costs of internal use software as required under SOP 98-1, which was partially offset by the increase in personnel costs to support revenue growth and volumes. 1998 personnel costs increased 24.0% over 1997 costs as a result of increased staff levels to support volume growth, development costs for the Company's new securities transfer system (Fairway) and increased wages for data processing professionals. In addition, the renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

DEPRECIATION AND AMORTIZATION

Segment depreciation and amortization for 1999 increased 7.6% or $4.8 million. The increase is primarily attributable to increased capital additions during 1999 and a one-time $3.7 million asset impairment charge for certain international securities processing systems. Segment depreciation and amortization for 1998 increased 9.2% or $5.2 million. The increase is primarily attributable to increased capital additions during 1998 and the fourth quarter of 1997, a one-time write-off of intangible assets totaling $3.2 million in the first quarter 1998 and a $1.4 million accelerated write-off of personal computers scheduled for replacement in the fourth quarter 1998, partially offset by the renegotiation of certain third party software agreements, effective March 31, 1998, resulting in certain amounts being recorded as costs and expenses instead of as depreciation expense.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The Segment's income from operations before merger charges for 1999 and 1998 increased 43.8% to $122.8 million and 29.0% to $85.4 million over the comparable prior year periods. The Segment's operating margins, excluding merger charges, were 22.1%, 16.8%, and 15.6% in 1999, 1998 and 1997, respectively. The increases in Financial Services Segment operating margins are a result of increased U.S. revenue, improvements in international operations and capitalization of costs of software developed for internal use in 1999.

                            OUTPUT SOLUTIONS SEGMENT

REVENUES

Output Solutions Segment revenues for 1999 increased 18.3% to $488.0 million as compared to 1998. Output Solutions Segment revenues for 1998 increased by 12.6% to $412.4 million from $366.4 million in 1997. The growth in segment revenue was derived from an increase in the volume of statements and images produced which was partially related to the growth of existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

COSTS AND EXPENSES

Segment costs and expenses for 1999 and 1998 increased 15.7% to $406.0 million and 12.1% to $350.8 million over the comparable prior year periods. Personnel costs for 1999 and 1998 increased 15.5% and 11.9% over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development. In addition, 1999 costs included integration costs to combine the output related businesses which were partially offset by the effect of capitalizing $3.5 million of internal use software development costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 19.1% to $33.0 million in 1999. Depreciation and amortization for 1998 decreased 5.5% to $27.7 million as compared to 1997. The increase in depreciation and amortization in 1999 as compared to 1998 is attributable to increased print/mail capital additions to support revenue growth. The containment of depreciation and amortization expenses in 1998 is primarily the result of lower capital expenditures in 1997 and 1998 compared to prior years, decreases in the unit costs of electronic data processing equipment and the Company's use of accelerated depreciation methods.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The Segment's income from operations before merger charges for 1999 increased $15.1 million or 44.5% principally from increased revenues and the effect of capitalized internal use software development costs. In 1998, the Output Solutions Segment's income from operations before merger charges, increased $9.6 million or 39.5% as compared to 1997 primarily attributable to realizing processing efficiencies and economies of scale. The Segment's operating margins, excluding merger charges, were 10.0%, 8.2% and 6.6% in 1999, 1998 and 1997, respectively.

                          CUSTOMER MANAGEMENT SEGMENT

REVENUES

Exclusive of revenues from TCI, Customer Management Segment revenues for 1999 increased 4.0% over 1998 to $191.6 million. Processing and software revenues increased 10.9% in 1999 to $180.2 million and equipment sales and services decreased 47.5% to $11.4 million in 1999. During 1998, segment revenues, exclusive of TCI, increased 20.5% over 1997 to $184.2 million. Processing and software revenues increased 16.6% to $162.5 million in 1998 from $139.4 in 1997. Equipment sales and services increased 60.7% to $21.7 million in 1998 from $13.5 million in 1997. The growth in Customer Management Segment software and services revenues, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, and the inclusion of $7.0 million of revenues in 1999 from the third quarter 1998 acquisition of Custima. For the four months ended December 31, 1998, Custima revenues were $4.2 million.

During 1999, TCI continued to remove subscribers from the Company's systems. TCI related revenues and percentage of total Customer Management Segment revenues, respectively, were $11.4 million and 5.6% in 1999, $35.9 million and 16.3% in 1998, and $48.7 million and 24.2% in 1997. TCI subscribers serviced by the Company totaled 0.1 million, 2.4 million and 10.9 million at December 31, 1999, 1998, and 1997, respectively.

Customer Management Segment revenues for 1999 decreased 7.8% to $203.0 million from $220.1 million in 1998. Equipment sales and services revenue decreased to $12.4 million in 1999 from $25.0 million in 1998. Customer Management Segment revenues for 1998 increased by 9.2% to $220.1 million from $201.6 million in 1997 as equipment sales and services revenue increased 33.0% over 1997.

COSTS AND EXPENSES

Segment costs and expenses for 1999 and 1998 decreased 9.1% to $167.3 million and increased 12.7% to $184.0 million over the comparable prior year periods. The decrease in segment costs and expenses in 1999 is primarily attributable to a decrease in equipment related costs related to sales to customers. This decrease was partially offset by personnel costs for 1999 and 1998 that increased 8.2% and 19.6%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for 1999 and 1998 increased 24.1% to $14.4 million and 14.9% to $11.6 million over the comparable prior year periods. The increase in 1999 is primarily attributable to increased amortization of capitalized software development costs and goodwill amortization relating to the Custima Acquisition in August 1998. The increase in 1998 as compared to 1997 is primarily attributable to increased goodwill amortization relating to the Company's purchase of the remaining 20% minority interest in DBS Systems in October 1997.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The Segment's income from operations before merger charges for 1999 decreased $3.2 million as compared to 1998. The 1999 decrease is attributable to decreased equipment sales for the year, increased amortization of capitalized software development costs and increased intangible amortization relating to the Custima Acquisition. The Segment's income from operations before merger charges for 1998 decreased $3.8 million as compared to 1997. The 1998 decrease is attributable to costs associated with transitioning new customers on to the Company's products and services while transitioning TCI off, increased goodwill amortization relating to the Company's purchase of the remaining 20% minority interest in DBS Systems in October 1997 and the 1998 consolidation of Custima's operations. The

Segment's operating margin before merger charges was 10.5%, 11.2% and 14.0% in 1999, 1998 and 1997, respectively.

                         INVESTMENTS AND OTHER SEGMENT

REVENUES

Investments and Other Segment revenues totaled $32.9 million, $34.1 million, and $33.7 million in 1999, 1998, and 1997, respectively. Real estate revenues of $26.7 million, $27.8 million and $28.9 million in 1999, 1998 and 1997, respectively were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $6.2 million, $6.3 million and $4.8 million in 1999, 1998 and 1997, respectively, were derived from the Segment's hardware leasing activities.

COSTS AND EXPENSES

Investments and Other Segment costs and expenses decreased in 1999 and increased in 1998 primarily as a result of changes in real estate related costs.

DEPRECIATION AND AMORTIZATION

Investments and Other Segment depreciation and amortization increased $1.1 million in 1999 as a result of a one-time charge related to certain equipment leased to third parties. Depreciation and amortization increased by $0.2 million in 1998 as a result of increased depreciation related to additional real estate leasing activities and an increase in depreciation related to equipment leased to customers.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The segment's income from operations before merger charges totaled $6.6 million, $8.8 million and $8.1 million in 1999, 1998, and 1997, respectively. The decrease in 1999 income from operations as compared to 1998 is primarily related to the one-time charge related to certain leased equipment to third parties. The increase in 1998 income from operations as compared to 1997 is primarily related to increased revenues from real estate and hardware leasing activities.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $252.3 million, $274.8 million and $148.7 million in 1999, 1998 and 1997, respectively. 1999 operating cash flows were primarily impacted by net income of $138.1 million, the impact of depreciation and amortization of $122.8, deferred taxes of $8.4, increases in accounts receivable of $38.2 million and increases in accounts payable and other accrued liabilities of $33.1 million. The Company utilized its 1999 operating cash flow to reinvest in its existing business, fund investments and advances to unconsolidated affiliates and fund treasury stock purchases. The Company had $89.0 million of cash and cash equivalents at December 31, 1999.

Accounts receivable increased in 1999 by approximately $38.2 million or 13.5% primarily because of the increase in revenue. The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $172.4 million, $165.5 million and $135.6 million in 1999, 1998 and 1997, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $26.6 million, $2.5 million and $3.1 million was capitalized in 1999, 1998 and 1997, respectively.

The Company continues to make significant investments in capital equipment and facilities. During the years ended December 31, 1999, 1998 and 1997, the Company expended approximately $139.0 million,

$132.7 million and $82.6 million, respectively, in capital expenditures for equipment and facilities which includes amounts directly paid by third-party lenders. Capital expenditures for 1999 and 1998 include $9.6 million and $17.4 million for assets placed in service in 1998 and 1997, respectively. Capitalized costs of software developed for internal use totaled $21.6 million in 1999. Capitalized development costs for systems to be sold or licensed to third parties were $5.0 million, $2.5 million and $3.1 million for 1999, 1998 and 1997, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or bank lines of credit as required.

The Company expended approximately $60.8 million, $48.0 million and $16.1 million primarily for investments and advances to unconsolidated affiliates during 1999, 1998 and 1997, respectively. In addition, the Company expended $14.2 million and $16.8 million during 1998 and 1997, respectively, for acquisitions of subsidiaries, net of cash acquired. The Company received proceeds from the sale of investments of $24.8 million, $6.7 million and $12.4 million in 1999, 1998 and 1997, respectively.

The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes, of which $60 million matures May 2000 and $50 million matures March 2001. The Company also maintains a $125 million revolving credit facility with a syndicate of banks which is available through December 2001. Borrowings under these facilities totaled $20.7 million at December 31, 1999.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deemed appropriate. The Company expended $10.0 million and $20.3 million in 1998 and 1997, respectively to complete the purchases under this plan.

In December 1998, the Board of Directors approved a plan for DST to repurchase 600,000 shares of DST common stock at the rate of approximately 25,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger and for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements for such programs, the Board of Directors authorized the repurchase of an additional 3,575,000 shares for a total of 4,175,000 shares, with the then 4,000,000 remaining unpurchased shares to be acquired during a twenty-four month period commencing September 1999. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $52.2 million in 1999 to purchase shares under this plan.

During the fourth quarter 1999, the Company entered into a forward stock purchase agreement for the repurchase of up to 2.7 million shares of its common stock through September 2002 as a means of securing potentially favorable prices for future purchases of its stock. During 1999, no shares were purchased by the Company under this agreement. As of February 29, 2000, the cost to settle the agreement would be approximately $158.1 million for 2.6 million shares of common stock. The agreement contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

In the fourth quarter 1997, DST expended $21.6 million to purchase 1.1 million shares of USCS common stock. These shares were retired in conjunction with the USCS Merger.

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

                                     OTHER

YEAR 2000

During 1999, the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition issues in the Company's computer systems, products and services, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Company has successfully managed the transition.

Although considered unlikely, unanticipated issues in the Company's products, services and systems, including problems associated with its major vendors and suppliers and disruptions to the economy in general, could still occur despite efforts to date to achieve Year 2000 readiness. The Company will continue to monitor its computer systems, products and services, including interaction with clients, major vendors and suppliers as needed through 2000 to address Year 2000 issues.

The costs to address the Year 2000-related issues to date have not been material, and the Company does not anticipate such costs to become material in the future. Although the Company is not aware of any material operational or financial Year 2000-related issues not being addressed, the Company cannot assure that its computer systems, products or services or the computers and other systems of others upon which the Company depends will not incur Year 2000 issues, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the Company could experience material adverse consequences to its business.

INTERNAL USE SOFTWARE

Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as it was incurred. SOP 98-1, effective for fiscal periods beginning after December 15, 1998, required that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The Company capitalized $24.0 million of costs related to the development of internal use software for the year ended December 31, 1999, net of related amortization, including $2.4 million which is included in equity of unconsolidated affiliates. These costs will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three year period beginning on the date such software is complete.

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

COMPREHENSIVE INCOME

The Company's comprehensive income totaled $311.5 million, $232.8 million and $181.9 million in 1999, 1998 and 1997, respectively. Comprehensive income consists of net income of $138.1 million, $71.6 million and $79.4 million and other comprehensive income of $173.4 million, $161.2 million and $102.5 million in 1999, 1998 and 1997, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The Company had net unrealized gains on available-for-sale securities of $174.1 million, $161.2 million and $104.1 million in 1999, 1998 and 1997, respectively. The Company's net unrealized gains on available-for-sale securities results primarily from market appreciation of the Company's investments in approximately 8.6 million shares of CSC common stock and 6.0 million shares of State Street common stock. At December 31, 1999, these two investments had an aggregate pre-tax unrealized gain of $861.6 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operations of its businesses, the Company's financial results can be affected by changes in equity pricing, interest rates and currency exchange rates. Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flows of the Company. Changes in equity values of the Company's investments have had a material effect on the Company's comprehensive income and financial position.

AVAILABLE-FOR-SALE EQUITY PRICE RISK

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 1999 was approximately $1.3 billion. The impact of a 10% change in fair value of these investments would be approximately $83 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

INTEREST RATE RISK

At December 31, 1999, the Company had $62.8 million of long-term debt, of which $29.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, and Australian dollar. As currency exchange rates change, translation of the financial results of international operations into U.S. dollars does not now materially affect, and has not historically materially affected, the consolidated financial results of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Stockholders of DST Systems, Inc.

The accompanying consolidated financial statements of DST Systems, Inc. and its subsidiaries were prepared by management in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management has made judgments and estimates based on currently available information. Other financial information included in this annual report is consistent with that in the consolidated financial statements.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of DST Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
February 29, 2000

                               DST SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $   89.0   $   28.1
  Accounts receivable (includes related party receivables of
    $12.0 and $9.9).........................................     320.6      282.4
  Inventories...............................................      15.6       16.3
  Deferred income taxes.....................................      10.3       21.3
  Other assets..............................................      29.0       27.7
                                                              --------   --------
                                                                 464.5      375.8
Investments.................................................   1,477.7    1,130.5
Properties..................................................     338.7      328.4
Intangibles and other assets................................      45.4       62.3
                                                              --------   --------
    Total assets............................................  $2,326.3   $1,897.0
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Debt due within one year..................................  $   18.4   $   12.1
  Accounts payable..........................................      93.7       85.3
  Accrued compensation and benefits.........................      57.9       53.4
  Deferred revenues and gains...............................      44.1       41.1
  Other liabilities.........................................      71.7       76.7
                                                              --------   --------
                                                                 285.8      268.6
Long-term debt..............................................      44.4       49.7
Deferred income taxes.......................................     452.2      343.2
Other liabilities...........................................      80.3       68.5
                                                              --------   --------
                                                                 862.7      730.0
                                                              --------   --------
Commitments and contingencies (Note 12).....................
                                                              --------   --------
Minority interests..........................................                  0.8
                                                              --------   --------
Stockholders' equity
  Preferred stock, $0.01 par, 10,000,000 shares authorized
    and unissued............................................
  Common stock, $0.01 par, 125,000,000 shares authorized,
    63,843,101 shares issued................................       0.6        0.6
  Additional paid-in capital................................     454.2      462.3
  Retained earnings.........................................     516.2      378.1
  Treasury stock, at cost...................................     (40.1)     (34.1)
  Accumulated other comprehensive income....................     532.7      359.3
                                                              --------   --------
    Total stockholders' equity..............................   1,463.6    1,166.2
                                                              --------   --------
      Total liabilities and stockholders' equity............  $2,326.3   $1,897.0
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues (includes related parties revenues of $120.4,
  $105.0 and $90.2).........................................  $1,203.3   $1,096.1    $950.0

Costs and expenses..........................................     880.8      834.7     719.6
Depreciation and amortization...............................     122.8      108.8     103.5
Merger charges..............................................                 33.1
                                                              --------   --------    ------
Income from operations......................................     199.7      119.5     126.9

Interest expense............................................      (5.2)      (8.6)     (8.5)
Other income, net...........................................      13.2        7.4       5.8
Equity in earnings (losses) of unconsolidated affiliates....       6.6       (2.7)     (1.3)
                                                              --------   --------    ------
Income before income taxes and minority interests...........     214.3      115.6     122.9

Income taxes................................................      76.9       44.3      42.9
                                                              --------   --------    ------
Income before minority interests............................     137.4       71.3      80.0

Minority interests..........................................      (0.7)      (0.3)      0.6
                                                              --------   --------    ------
Net income..................................................  $  138.1   $   71.6    $ 79.4
                                                              ========   ========    ======

Average common shares outstanding...........................      63.2       62.7      63.6
Diluted shares outstanding..................................      64.8       64.3      64.7

Basic earnings per share....................................  $   2.19   $   1.14    $ 1.25
Diluted earnings per share..................................  $   2.13   $   1.11    $ 1.23

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                       COMMON STOCK                                           ACCUMULATED
                                   --------------------   ADDITIONAL                             OTHER           TOTAL
                                    NUMBER       PAR       PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                   OF SHARES    VALUE      CAPITAL     EARNINGS    STOCK        INCOME          EQUITY
                                   ---------   --------   ----------   --------   --------   -------------   -------------
DECEMBER 31, 1996................    63.9        $0.6       $463.7      $248.7     $(12.4)       $ 95.6        $  796.2
Comprehensive income:
  Net income.....................                                         79.4
  Other comprehensive income.....                                                                 102.5
    Comprehensive income.........                                                                                 181.9

Issuance of common stock.........     0.3                      2.4                    2.4                           4.8
Repurchase of common stock.......    (1.6)                               (21.6)     (30.4)                        (52.0)
                                     ----        ----       ------      ------     ------        ------        --------
DECEMBER 31, 1997................    62.6         0.6        466.1       306.5      (40.4)        198.1           930.9
Comprehensive income:
  Net income.....................                                         71.6
  Other comprehensive income.....                                                                 161.2
    Comprehensive income.........                                                                                 232.8

Issuance of common stock.........     0.7                     (2.9)                  21.6                          18.7
Repurchase of common stock.......    (0.4)                    (0.9)                 (15.3)                        (16.2)
                                     ----        ----       ------      ------     ------        ------        --------
DECEMBER 31, 1998................    62.9         0.6        462.3       378.1      (34.1)        359.3         1,166.2
Comprehensive income:
  Net income.....................                                        138.1
  Other comprehensive income.....                                                                 173.4
    Comprehensive income.........                                                                                 311.5

Issuance of common stock.........     1.1                     (8.1)                  46.2                          38.1
Repurchase of common stock.......    (0.9)                                          (52.2)                        (52.2)
                                     ----        ----       ------      ------     ------        ------        --------
DECEMBER 31, 1999................    63.1        $0.6       $454.2      $516.2     $(40.1)       $532.7        $1,463.6
                                     ====        ====       ======      ======     ======        ======        ========

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS--OPERATING ACTIVITIES:
Net income..................................................  $ 138.1    $  71.6    $  79.4
                                                              -------    -------    -------
Depreciation and amortization...............................    122.8      108.8      103.5
Non-cash merger charges.....................................                13.5
Equity in (earnings) losses of unconsolidated affiliates....     (6.6)       2.7        1.3
Cash dividends received from unconsolidated affiliates......      0.5        9.9
Net realized gain from sale of investments..................    (12.4)      (1.9)      (1.5)
Deferred taxes..............................................      8.4      (10.0)      (3.1)
Changes in accounts receivable..............................    (38.2)     (13.0)     (40.3)
Changes in inventories and other current assets.............     (0.8)       6.6      (12.3)
Changes in accounts payable and accrued liabilities.........     33.1       82.0       11.8
Other, net..................................................      7.4        4.6        9.9
                                                              -------    -------    -------
Total adjustments to net income.............................    114.2      203.2       69.3
                                                              -------    -------    -------
    Net.....................................................    252.3      274.8      148.7
                                                              -------    -------    -------
CASH FLOWS--INVESTING ACTIVITIES:
Proceeds from sale of investments...........................     24.8        7.0       12.4
Investments and advances to unconsolidated affiliates.......    (60.8)     (48.0)     (16.1)
Capital expenditures........................................   (139.0)    (132.7)     (82.6)
Net investment in leases....................................     (9.5)     (11.9)      (8.0)
Principal collections on leases.............................      9.8        6.4        8.6
Payment for purchases of subsidiaries, net of cash
  acquired..................................................               (14.2)     (16.8)
Other, net..................................................     11.6        2.3        2.4
                                                              -------    -------    -------
    Net.....................................................   (163.1)    (191.1)    (100.1)
                                                              -------    -------    -------
CASH FLOWS--FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................     24.2        7.9        2.4
Proceeds from issuance of long-term debt....................     11.5        7.4
Principal payments on long-term debt........................    (13.7)     (23.4)     (19.4)
Net increase (decrease) in revolving credit facilities......      3.2      (37.5)      28.1
Common stock repurchased....................................    (52.2)     (16.2)     (52.2)
Other, net..................................................     (1.3)     (12.4)      (5.6)
                                                              -------    -------    -------
    Net.....................................................    (28.3)     (74.2)     (46.7)
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................     60.9        9.5        1.9
Cash and cash equivalents, beginning of year................     28.1       18.6       16.7
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $  89.0    $  28.1    $  18.6
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry, video/broadband/satellite TV industry, and other service industries. In December 1998, the Company completed its merger ("USCS Merger") with USCS International, Inc. ("USCS") through the issuance of approximately 13.8 million shares of common stock. The USCS Merger was accounted for under the pooling of interests accounting method. Accordingly, the DST financial results for all periods prior to the merger were restated in 1998 to combine the historical results of operations of DST and USCS, adjusted for conformity of accounting policies relating primarily to USCS' depreciation and amortization policies and accounting for the costs of software developed for internal USCS use.

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, certain investments in equity securities, financial interests and real estate holdings are reflected in an Investments and Other Segment. A summary of each of the Company's segments follows:

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered to the U.S. and international mutual funds; a defined-contribution participant recordkeeping system for the U.S. market; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; a workflow management system offered primarily to mutual funds, insurance companies, brokerage firms and banks; and a securities transfer system offered to corporate trustees and transfer agents and, through affiliated companies, to corporate clients.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides statement processing services and solutions in North America to customers of the Company's Financial Services and Customer Management business segments, and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wireless, wire-line and Internet-

                               DST SYSTEMS, INC.

protocol telephony, Internet and utility markets worldwide. The Company's software systems enable its clients to manage their operations across all aspects of their business including order processing, customer support, financial reporting, decision support, marketing, field services and collections.

The Customer Management Segment distributes its services and products on a direct basis and through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world.

INVESTMENTS AND OTHER

The Investments and Other Segment holds investments in equity securities, certain financial interests, the Company's real estate subsidiaries and the Company's computer hardware leasing subsidiary. The Company holds investments in equity securities with a market value of approximately $1.3 billion at December 31, 1999, including approximately 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $817 million and 6.0 million shares of State Street Corporation ("State Street") with a market value of $438 million. Additionally, the Company owns and operates real estate mostly in the U.S. which is held primarily for lease to the Company's other business segments.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SOFTWARE DEVELOPMENT AND MAINTENANCE

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1, effective for periods beginning after December 15, 1998, requires that certain costs for the development of internal use software including coding and software configuration costs, and costs of upgrades and enhancements be capitalized. These costs will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three year period. Prior to the adoption of SOP 98-1, costs of software developed for internal use were expensed as incurred. The Company capitalized $24.0 million of costs related to the development of internal use software for the year ended December 31, 1999. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the year ended December 31, 1999 would have been $122.7 million ($1.94 per basic share, $1.89 per diluted share).

Research and development costs for software that will be sold or licensed to third parties are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility and it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year's net revenue to current year's net revenue plus estimated future net revenues or the amount computed by the straight-line method over the estimated useful life of the product, generally three to five years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis. The cost of custom development that is required and funded by a specific client is charged to costs and expenses as incurred.

A portion of the Company's development costs is funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $145.8 million, $163.0 million and $132.5 million for the years ended

                               DST SYSTEMS, INC.

December 31, 1999, 1998 and 1997, respectively. The Company capitalized $24.0 million of costs related to the development of internal use software for the year ended December 31, 1999. Capitalized development costs for systems to be sold or licensed to third parties were $5.0 million, $2.5 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense related to capitalized development costs totaled $1.8 million and $0.4 for the years ended December 31, 1999 and 1998, while no amortization expense was recognized in 1997.

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

INVESTMENTS IN SECURITIES

The equity method of accounting is used for all entities in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 40 years. Equipment and furniture are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 1999.

INTANGIBLES

Goodwill resulting from the cost of investments in excess of the underlying fair value of identifiable net assets acquired is amortized over periods ranging from 3 to 20 years. On a quarterly basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. These analyses are performed on an individual investment basis with the primary focus of the analyses being the expected future cash flows from significant products of each of the investments. In management's opinion, no such impairment exists at December 31, 1999.

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

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 1999 and 1998. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is determined by including the diluted effect of all potential common shares outstanding during the year.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures in Note 9.

COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income, unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity.

3. ACQUISITIONS AND DISPOSITIONS

USCS MERGER

The Company's December 21, 1998 merger with USCS was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for periods prior to December 21, 1998 were restated in 1998 to include the financial position and results of operations of USCS.

In December 1998, DST's management approved plans which included initiatives to integrate the operations of certain DST and USCS subsidiaries and consolidate facilities. Total accrued integration

                               DST SYSTEMS, INC.

costs of $16.9 million were recorded in the fourth quarter of 1998, of which $0.7 million, $12.8 million and $3.4 million related to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

1998 integration costs included $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees. Employee separations affect the majority of business functions and job classifications across the Output Solutions ($1.5 million) and Customer Management ($1.7 million) Segments, principally in North America. At December 31, 1999, approximately $1.8 million of employee separation accruals remain related to approximately 50 employees.

The 1998 integration costs included $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Output Solutions ($9.1 million) and Customer Management ($1.1 million) Segments. For the locations to be closed and the non-strategic business lines to be eliminated, the tangible and intangible assets to be disposed of were written down by $4.6 million to fair value. The integration costs also included $2.7 million ($0.7 million, $1.8 million, and $0.2 million for the Financial Services, Output Solutions, and Customer Management Segments, respectively) related to purchased software and other committed costs of software/communications systems that will be abandoned. Additionally, $0.8 million ($0.4 million in each of the Output Solutions and Customer Management Segments) of costs were expensed related to terminating certain contractual obligations which had no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the integration costs were approximately $9.5 million and $7.4 million, respectively. Details of the merger charge are as follows (in millions):

                                                                     BALANCE AT                 BALANCE AT
                                              ORIGINAL   UTILIZED   DECEMBER 31,    UTILIZED   DECEMBER 31,
                                               AMOUNT    IN 1998        1998        IN 1999        1999
                                              --------   --------   -------------   --------   -------------
Employee severance benefits.................   $ 3.2       $0.6         $2.6          $0.8         $1.8
Other.......................................     6.3                     6.3           2.8          3.5
Write down of long-lived assets.............     7.4        7.4
                                               -----       ----         ----          ----         ----
                                               $16.9       $8.0         $8.9          $3.6         $5.3
                                               =====       ====         ====          ====         ====

Most of the remaining employee severance benefits are expected to be paid in 2000. The balance of the accrued costs relates primarily to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Four locations have been closed as of December 31, 1999. The remainder will be closed in 2000 once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

During 1999, the Company expensed additional integration costs that could not be accrued in the integration plans under current accounting rules. These amounts did not materially impact the Company's consolidated results of operations, liquidity or financial position. The Company expects that other integration costs will be incurred in the future which cannot be accrued under current accounting rules and are dependent on management decisions. Such costs could include, among other things, additional employee costs, relocation and integration costs of moving to common internal systems. Although precise estimates cannot be made, management does not believe such costs will have a material adverse effect on the Company's consolidated results of operations, liquidity or financial position.

                               DST SYSTEMS, INC.

A summary of historical results of DST and USCS for 1998 and 1997 are as follows (in millions):

                                                               YEAR ENDING
                                                              DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
Revenues
  DST Systems, Inc.......................................  $  749.0   $  650.7
  USCS International, Inc................................     347.1      299.3
                                                           --------   --------
    Total revenues.......................................  $1,096.1   $  950.0
                                                           ========   ========
Net income
  DST Systems, Inc.......................................  $   73.9   $   59.0
  USCS International, Inc................................      21.0       22.4
  Conforming of accounting policies......................      (3.9)      (2.0)
  Merger costs...........................................     (19.4)
                                                           --------   --------
    Total net income.....................................  $   71.6   $   79.4
                                                           ========   ========

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies relating primarily to USCS' depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million and $2.0 million for the years ended December 31, 1998 and 1997, respectively. Non-current assets decreased $33.3 million at December 31, 1998 as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

In the fourth quarter of 1998, the Company recorded $26.0 million ($19.4 million net of taxes) of charges related to the USCS Merger. Transaction costs for the USCS Merger of $9.1 million include investment banker fees, legal fees and other costs paid in connection with the merger.

EQUISERVE

In December 1998, Boston EquiServe LP ("Boston EquiServe") and First Chicago Trust Company of New York completed a transaction creating EquiServe LP ("EquiServe"), the largest securities transfer agent in the U.S. Prior to the transaction, Boston EquiServe was a limited partnership 50% owned by Boston Financial Data Services, Inc. ("BFDS") (a 50% owned joint venture of DST and State Street Corporation) and 50% by BankBoston Corporation.

DST is currently developing Fairway, a new securities transfer system to be used exclusively by EquiServe to process all of its accounts. DST has also agreed with EquiServe to provide data processing services for EquiServe to use Fairway. Upon acceptance of defined components of Fairway, DST will, subject to approval of the Office of the Comptroller of the Currency ("OCC"), contribute Fairway and its non-EquiServe securities transfer processing business (approximately 2 million accounts) to EquiServe for a 20% direct ownership interest in EquiServe (the "EquiServe Contribution"). DST will also have a 10% indirect ownership interest in EquiServe through BFDS after the EquiServe Contribution. DST believes that an ownership in EquiServe provides the most effective participation in the opportunities presented by the consolidation of the securities transfer industry.

                               DST SYSTEMS, INC.

Acceptance of the initial defined components of Fairway is expected to occur in the first part of 2000 and will result in DST receiving its initial equity participation in EquiServe, subject to OCC approval. Acceptance of the remaining defined components of Fairway and the transfer of DST's non-EquiServe stock transfer business to EquiServe is expected to occur in stages through 2001. The Company expects to account for the investment in EquiServe on the equity method.

As Fairway is accepted and the transaction is completed, the Company plans to account for the EquiServe Contribution as a non-cash, non-taxable, like-kind exchange of similar productive assets. Accordingly, no gain will be recognized from the EquiServe Contribution. The capitalizable costs associated with Fairway development along with the net assets of the securities transfer business contributed will become the basis of the Company's investment in EquiServe. The Company expensed costs of Fairway development of $9.1 million, $8.7 million and $3.6 million in 1999, 1998 and 1997, respectively.

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

The purchase included existing technology, in-process research and development (IPR&D), trademarks and in-place workforce with an aggregate value of approximately $18.1 million. The purchase price exceeded the fair market value of net tangible assets acquired by $15.1 million; however, the purchase price was less than the estimated fair value of all assets (tangible and intangible) acquired. Accordingly, the non-current assets recorded in the transaction (including IPR&D projects) were reduced on a pro-rata basis such that the total amount of the assets recorded did not exceed the consideration paid.

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

The IPR&D projects were estimated to be approximately 60% complete as of the date of acquisition and were assigned a total value of $7.1 million (using the income method discounted at 30% which did not differ significantly from the stage of completion method) which was reduced to $6.0 million as a result of the total amount of the assets acquired from Custima exceeding the consideration paid. Phased completion and delivery of the projects are expected through 2000. As with any software development project, there are inherent development risks and periodic review of the projects can result in changes to the development plan and the Company's business plans for the software.

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

                               DST SYSTEMS, INC.

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

4. PROPERTIES

Properties and related accumulated depreciation are as follows (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land........................................................   $ 25.9     $ 20.1
Buildings...................................................    128.5      128.2
Data processing equipment...................................    264.1      296.9
Data processing software....................................    151.1      120.7
Furniture, fixtures and other equipment.....................    233.1      214.1
Leasehold improvements......................................     46.3       35.9
Construction-in-progress....................................     24.1       28.6
                                                               ------     ------
                                                                873.1      844.5
Less accumulated depreciation and amortization..............    534.4      516.1
                                                               ------     ------
Net properties..............................................   $338.7     $328.4
                                                               ======     ======

Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $108.2 million, $92.9 million and $94.8 million, respectively.

                               DST SYSTEMS, INC.

5. INVESTMENTS

Investments are as follows (in millions):

                                                                        CARRYING VALUE
                                                                      -------------------
                                                            1999         DECEMBER 31,
                                                         OWNERSHIP    -------------------
                                                         PERCENTAGE     1999       1998
                                                         ----------   --------   --------
Available-for-sale securities:
  Computer Sciences Corporation........................       5%      $  816.8   $  554.6
  State Street Corporation.............................       4%         438.4      420.8
  Euronet Services, Inc................................      12%          14.4        4.5
  Other available-for-sale securities..................                   63.3       38.7
                                                                      --------   --------
                                                                       1,332.9    1,018.6
                                                                      --------   --------
Unconsolidated affiliates:
  Boston Financial Data Services, Inc..................      50%          48.3       39.4
  European Financial Data Services Ltd.................      50%           8.0        5.5
  Argus Health Systems, Inc............................      50%           6.4        3.8
  Other unconsolidated affiliates......................                   34.8       25.6
                                                                      --------   --------
                                                                          97.5       74.3
                                                                      --------   --------
Other:
  Net investment in leases.............................                   16.0       16.3
  Other................................................                   31.3       21.3
                                                                      --------   --------
                                                                          47.3       37.6
                                                                      --------   --------
    Total investments..................................               $1,477.7   $1,130.5
                                                                      ========   ========

Computer Sciences Corporation ("CSC") is a provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company's investment in CSC's common stock presented above was based on the closing price on the New York Stock Exchange.

State Street Corporation ("State Street") is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange. The Company received $3.5 million, $3.0 million and $2.5 million in dividends from State Street in 1999, 1998 and 1997, respectively, which have been recorded in other income.

Euronet Services, Inc. ("Euronet") operates an independent, non-bank owned automatic teller machine network as a service provider to banks and other financial institutions in certain Central European countries. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ.

The Company's investments in available-for-sale securities had an aggregate market value of $1,332.9 million and $1,018.6 million and an aggregate cost basis of $456.5 million and $427.9 million at December 31, 1999 and 1998, respectively. Proceeds of $24.8 million and $7.0 million and gross realized gains of $12.4 million and $1.9 million were recorded in 1999 and 1998, respectively, from the sale of available-for-sale securities. Gross unrealized holding gains totaled $877.9 million, $591.2 million and

                               DST SYSTEMS, INC.

$326.2 million at December 31, 1999, 1998 and 1997, respectively. Gross unrealized holding losses totaled $1.5 million and $0.5 million at December 31, 1999 and 1998. There were no gross unrealized holding losses at December 31, 1997.

Boston Financial Data Services, Inc. ("BFDS") is a corporate joint venture of the Company and State Street Corporation. BFDS performs shareowner accounting services for mutual fund companies using the Company's proprietary application system for mutual fund shareowner recordkeeping, TA2000, and retirement plan recordkeeping services using TRAC2000. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

European Financial Data Services Limited ("EFDS") is a United Kingdom joint venture of DST and State Street. EFDS provides full and remote processing for United Kingdom unit trusts and related products. EFDS is also implementing a new unit trust accounting system for the United Kingdom market.

Argus Health Systems, Inc. ("Argus") is a corporate joint venture of the Company and a privately held life insurance holding company. Argus provides pharmacy benefit plan processing services to the health care industry. Argus utilizes the Company's data processing facility for its claims processing services. The Company received a $9.5 million cash dividend from Argus in 1998.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
BFDS..................................................   $ 8.9      $  7.2     $  6.2
EFDS..................................................    (5.3)      (11.1)     (11.8)
Argus.................................................     2.6         2.7        4.5
Other.................................................     0.4        (1.5)      (0.2)
                                                         -----      ------     ------
                                                         $ 6.6      $ (2.7)    $ (1.3)
                                                         =====      ======     ======

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Revenues............................................   $439.3     $411.1     $336.1
Costs and expenses..................................    412.6      418.9      337.6
Net income (loss)...................................     26.7       (7.8)      (1.5)
Current assets......................................    123.8      118.0
Noncurrent assets...................................    286.5      223.6
Current liabilities.................................     50.3       51.8
Noncurrent liabilities..............................    186.2      221.7
Partners' and stockholders' equity..................    173.8       68.1

Net investment in leases of $16.0 million and $16.3 million at December 31, 1999 and 1998, respectively, reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

                               DST SYSTEMS, INC.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the following items (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Intangibles.................................................   $96.3      $103.3
Less accumulated amortization...............................    52.3        43.9
                                                               -----      ------
    Net.....................................................    44.0        59.4
Other assets................................................     1.4         2.9
                                                               -----      ------
    Total...................................................   $45.4      $ 62.3
                                                               =====      ======

Intangibles exclude goodwill of $4.2 million and $4.5 million at December 31, 1999 and 1998, respectively, related to unconsolidated affiliates which is classified as part of the investments in the unconsolidated affiliates. Amortization expense, including amortization related to goodwill recorded in investments, totaled $14.9 million, $13.8 million and $8.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

7. LONG-TERM DEBT

The Company is obligated under notes and other indebtedness as follows (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Secured notes payable.......................................   $ 12.2     $ 10.5
Mortgage notes..............................................     21.3       24.8
Revolving credit facilities.................................     27.4       24.2
Other.......................................................      1.9        2.3
                                                               ------     ------
                                                                 62.8       61.8
Less debt due within one year...............................    (18.4)     (12.1)
                                                               ------     ------
Long-term debt..............................................   $ 44.4     $ 49.7
                                                               ======     ======

The secured notes payable primarily represent notes, which are secured by data processing and production equipment and minimum rental receivables. These notes are generally payable over 12 to 24 month periods with interest rates from 3.73% to 8.81% at December 31, 1999.

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are fixed and range from 8.25% to 10.0% at December 31, 1999.

In December 1996, the Company entered into an amended and restated five-year revolving credit facility of $105 million (increased to $125 million in February
1997) with a syndicate of U.S. and international banks. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. Among other provisions, the agreement limits subsidiary indebtedness and sales of assets and requires the Company to maintain certain coverage and leverage ratios. No borrowings were outstanding at December 31, 1999 or 1998.

                               DST SYSTEMS, INC.

The Company and its subsidiaries maintain additional lines of credit totaling $110 million for working capital requirements and general corporate purposes of which $60 million matures May 2000 and $50 million matures March 2001. Borrowings under the facilities are available at rates tied to the Eurodollar, federal funds rates or LIBOR rates. Commitment fees of 0.25% to 0.50% per annum are required on the unused portions. Borrowings of $20.7 million and $23.0 million were outstanding under these additional lines of credit at December 31, 1999 and 1998, respectively.

Future principal payments of indebtedness at December 31, 1999 are as follows (in millions):

2000........................................................  $18.4
2001........................................................   26.7
2002........................................................    2.0
2003........................................................    2.2
2004........................................................    2.5
Thereafter..................................................   11.0
                                                              -----
Total.......................................................  $62.8
                                                              =====

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt is considered to approximate fair value at December 31, 1999 and 1998.

8. INCOME TAXES

As a result of the USCS Merger, USCS was included with the Company and its consolidated U.S. subsidiaries in filing a consolidated federal income tax return after December 21, 1998. Prior to the USCS Merger, USCS and its consolidated U.S. subsidiaries filed a separate consolidated federal income tax return.

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (loss) (in millions):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
U.S.................................................   $187.4     $108.9     $133.0
International.......................................     26.9        6.7      (10.1)
                                                       ------     ------     ------
Total...............................................   $214.3     $115.6     $122.9
                                                       ======     ======     ======

                               DST SYSTEMS, INC.

Income tax expense consists of the following components (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Current
  Federal.............................................   $55.1      $ 43.3     $37.0
  State and local.....................................     5.2         5.0       6.0
  International.......................................     8.2         6.0       3.0
                                                         -----      ------     -----
    Total current.....................................    68.5        54.3      46.0
                                                         -----      ------     -----
Deferred
  Federal.............................................     7.2        (5.0)     (1.2)
  State and local.....................................    (0.1)       (2.8)     (0.7)
  International.......................................     1.3        (2.2)     (1.2)
                                                         -----      ------     -----
    Total deferred....................................     8.4       (10.0)     (3.1)
                                                         -----      ------     -----
Total income tax expense..............................   $76.9      $ 44.3     $42.9
                                                         =====      ======     =====

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Income tax expense using the statutory rate in
  effect...............................................   $75.0      $40.5      $43.0
Tax effect of:
  State and local income taxes, net....................     3.3        1.4        3.4
  International income taxes, net......................     1.1       (0.6)       1.1
  Earnings of U.S. unconsolidated affiliates...........    (3.4)      (2.8)      (3.1)
  Transaction costs for USCS Merger....................                3.2
  Acquired in-process research and development costs...                2.1
  Other................................................     0.9        0.5       (1.5)
                                                          -----      -----      -----
Total income tax expense...............................   $76.9      $44.3      $42.9
                                                          =====      =====      =====
Effective tax rate.....................................    35.9%      38.4%      34.9%
Statutory federal tax rate.............................    35.0%      35.0%      35.0%

                               DST SYSTEMS, INC.

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Liabilities:
  Investments in available for sale securities............  $(483.4)   $(359.8)
  Unconsolidated affiliates and investments...............     (0.5)      (2.1)
  Other...................................................     (3.1)      (9.4)
                                                            -------    -------
  Gross deferred tax liabilities..........................   (487.0)    (371.3)
                                                            -------    -------
Assets:
  Book accruals not currently deductible for tax..........     12.1       17.2
  Accumulated depreciation and amortization...............     13.5       16.0
  Deferred compensation and other employee benefits.......     16.5       11.9
  International operating loss carryforwards..............                 2.5
  Other...................................................      3.0        1.8
                                                            -------    -------
  Gross deferred tax assets...............................     45.1       49.4
                                                            -------    -------
Net deferred tax liability................................  $(441.9)   $(321.9)
                                                            =======    =======

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 1999, the cumulative amount of such unremitted earnings was $50.5 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 1999 and 1998 were $3.5 million and $2.5 million, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

                               DST SYSTEMS, INC.

9. STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Net income............................................   $138.1     $71.6      $79.4
                                                         ======     =====      =====

Average common shares outstanding.....................     63.2      62.7       63.6
Incremental shares from assumed conversions of stock
  options.............................................      1.6       1.6        1.1
                                                         ------     -----      -----
Diluted shares outstanding............................     64.8      64.3       64.7
                                                         ======     =====      =====

Basic earnings per share..............................   $ 2.19     $1.14      $1.25
Diluted earnings per share............................   $ 2.13     $1.11      $1.23

COMPREHENSIVE INCOME

Components of other comprehensive income consist of the following (in millions):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period........................................  $ 298.1    $ 266.4     $170.9
  Less reclassification adjustment for gains
    included in net income........................    (12.4)      (1.9)
Foreign currency translation adjustments..........     (0.7)                 (1.6)
Deferred income taxes.............................   (111.6)    (103.3)     (66.8)
                                                    -------    -------     ------
Other comprehensive income........................  $ 173.4    $ 161.2     $102.5
                                                    =======    =======     ======

Components of the related tax provision of other comprehensive income consists of the following (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period...........................................   $116.4     $104.0     $66.8
  Less reclassification adjustment for gains included
    in net income....................................     (4.8)      (0.7)
                                                        ------     ------     -----
Deferred income taxes................................   $111.6     $103.3     $66.8
                                                        ======     ======     =====

                               DST SYSTEMS, INC.

STOCK ISSUANCE AND REPURCHASES

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 1.2 million shares during a twenty-four month period in approximately equal monthly amounts. The Company expended $10.0 million and $20.3 million in 1998 and 1997, respectively, to complete the purchases under this plan.

In December 1998, the Board of Directors approved a plan for DST to repurchase 600,000 shares of DST common stock at the rate of approximately 25,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements under these programs, the Board of Directors authorized the repurchase of an additional 3,575,000 shares for a total of 4,175,000, with the then 4,000,000 remaining unpurchased shares to be purchased during a twenty-four month period commencing September 1999. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $52.2 million in 1999 to purchase 840,000 shares under this plan.

During the fourth quarter 1999, the Company entered into a forward stock purchase agreement for the repurchase of up to 2.7 million shares of its common stock through September 2002 as a means of securing potentially favorable prices for future purchases of its stock. During 1999, no shares were purchased by the Company under this agreement. As of February 29, 2000, the cost to settle the agreement would be approximately $158.1 million for 2.6 million shares of common stock. The agreement contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

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

The Company had 0.7 million and 0.9 million shares of common stock held in treasury at December 31, 1999 and 1998, respectively.

STOCK BASED COMPENSATION

In September 1995, the Company established the Stock Option and Performance Award Plan, which now provides for the availability of 9,000,000 shares of the Company's common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at the date of grant.

                               DST SYSTEMS, INC.

USCS, prior to its merger with DST, issued stock options under five stock option plans to directors, officers and key employees of USCS. Under the 1988, 1990, 1993 and 1996 USCS Stock Option Plans, options were granted at prices and with terms and conditions established by USCS' Board of Directors at the date of grant. Options under these plans vest over periods of up to sixty months and expire ten years after the date of grant. Under the USCS Director's Stock Option Plan, options were granted at fair market value and vested annually over three years and expire five years after the date of grant. Upon completion of the USCS Merger, each outstanding option to purchase USCS common stock issued pursuant to USCS' stock option plans was assumed by DST. Each such option now constitutes an option to acquire, on the same terms and conditions as were applicable under such assumed option, the number of shares of DST common stock equal to the product of the merger exchange ratio of 0.62 and the number of shares of USCS common stock subject to such option rounded down to the nearest whole share. The exercise price per share of DST common stock is equal to the exercise price per share of such option before the USCS Merger divided by the merger exchange ratio of 0.62, rounded up to the nearest whole cent. Pursuant to certain change in control provisions in the USCS Option Plans, approximately 50% of the unvested portions of the options accelerated and became exercisable at the completion of the USCS Merger.

Summary stock option activity is presented in the table below (shares in millions):

                                             1999                  1998                  1997
                                      -------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                       SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                      --------   --------   --------   --------   --------   --------
Outstanding at January 1............     5.3      $29.28       4.6      $23.01       3.7      $18.50
Granted.............................     1.5       55.44       1.3       47.69       1.3       31.95
Exercised...........................    (1.1)      24.21      (0.4)      16.34      (0.3)       7.52
Forfeited...........................    (0.2)      43.31      (0.2)      31.30      (0.1)      20.67
                                        ----                  ----                  ----
Outstanding at December 31..........     5.5      $36.87       5.3      $29.28       4.6      $23.01
                                        ====                  ====                  ====
Exercisable at December 31..........     3.5      $29.02       3.5      $23.45       1.7      $18.87

Summary information concerning outstanding and exercisable stock options as of December 31, 1999 follows:

                                            OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                               ---------------------------------------------   --------------------------
                                                   WEIGHTED        WEIGHTED                     WEIGHTED
                                                   AVERAGE         AVERAGE                      AVERAGE
          RANGE OF               NUMBER OF        REMAINING        EXERCISE      NUMBER OF      EXERCISE
       EXERCISE PRICES            OPTIONS      CONTRACTUAL LIFE     PRICE         OPTIONS        PRICE
          PER SHARE            (IN MILLIONS)    (IN MILLIONS)     PER SHARE    (IN MILLIONS)   PER SHARE
-----------------------------  -------------   ----------------   ----------   -------------   ----------
$0.34 -- $11.91..............       0.1               4.6           $ 6.79          0.1          $ 6.76
20.17 -- 21.51...............       1.9               5.9            20.86          1.8           20.89
26.21 -- 41.74...............       1.2               7.4            31.55          0.9           31.80
47.79 -- 68.28...............       2.3               8.9            54.78          0.7           52.14
                                    ---               ---           ------          ---          ------
$0.34 -- $68.28..............       5.5               7.4           $36.87          3.5          $29.02

                               DST SYSTEMS, INC.

Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Net income (millions):                 As reported   $138.1     $71.6      $79.4
                                       Pro forma      120.0      58.0       71.3

Basic earnings per share:              As reported     2.19      1.14       1.25
                                       Pro forma       1.90      0.92       1.12

Diluted earnings per share:            As reported     2.13      1.11       1.23
                                       Pro forma       1.85      0.90       1.10

The weighted average fair value of options granted was $20.01, $17.31 and $13.06 for 1999, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: expected option term of 5.0, 5.3 and 5.7 years, volatility of 29.4%, 28.4% and 30.7%, dividend yield of 0% and risk-free interest rate of 5.3%, 5.4% and 6.2%.

Prior to the USCS Merger, shares were issued under the USCS Employee Stock Purchase Plan ("Plan"). Common stock purchases under the Plan totaled approximately 32,000 shares and 12,000 shares in 1998 and 1997, respectively. The weighted average fair value of the employee purchase rights and compensation expense was not material.

RIGHTS PLAN

The Company is party to a Stockholder's Right Agreement (the "Rights Plan") dated as of October 6, 1995, and amended as of July 9, 1998 and September 10, 1999. Each share of the Company's common stock held of record on October 18, 1995 (when Kansas City Southern Industries, Inc. ("KCSI") was then the sole stockholder of the Company) and all shares of common stock issued in and subsequent to the Offerings have received one Right. Each Right entitles its holder to purchase 1/1000th share of preferred stock of the Company, or in some circumstances, other securities of the Company. In certain circumstances, the Rights entitle their holders to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an "Acquiring Person"), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or ten days following the commencement or announcement of any person's intention to make a tender offer or exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. KCSI, its indirect subsidiary, Stilwell Management, Inc. ("Stilwell"), and certain entities affiliated with Stilwell are in certain circumstances excluded from the definition of an "Acquiring Person" under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly

                               DST SYSTEMS, INC.

dilute the interests in the Company of an acquiring person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

10. BENEFITS PLANS

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. The total expense under these plans was $15.5 million, $12.5 million and $11.7 million in 1999, 1998 and 1997, respectively.

Prior to 1998, DST participated in a multi-employer ESOP. In January 1998, the Company formed The DST Systems, Inc. Employee Stock Ownership Plan ("DST ESOP") and transferred all balances from DST's portion of the multi-employer ESOP to the DST ESOP. This plan provides for employer contributions made at the discretion of the Board of Directors, and based primarily upon employee participation. The total expense under this plan was $1.0 million, $1.0 million and $2.0 million in 1999, 1998 and 1997, respectively. The DST ESOP was terminated effective January 1, 2000, upon which all active participants became fully vested, and future contributions will not be made to the plan.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $31.5 million and $22.5 million at December 31, 1999 and 1998, respectively.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in millions):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Interest paid during the year..........................   $ 5.0      $11.4      $ 6.2
Income taxes paid during the year......................    55.2       40.7       43.6

The Company purchased mainframe computer equipment and other capital additions in the amount of $30.2 million in 1997 through secured notes payable or vendor financed installment notes which required no direct outlay of cash. No such purchases occurred in 1999 or 1998.

The renegotiation of certain third party software agreements, effective March 31, 1998, resulted in certain amounts being recorded as costs and expenses instead of as depreciation expense.

12. COMMITMENTS AND CONTINGENCIES

The Company has future obligations under certain software license agreements and operating leases. The operating leases, which include facilities, data processing and other equipment have lease terms ranging from 1 to 25 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $59.7 million, $40.9 million and $43.2 million for the years ended

                               DST SYSTEMS, INC.

December 31, 1999, 1998 and 1997, respectively. Future minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements are as follows (in millions):

                                                                SOFTWARE
                                              NON-CANCELABLE    LICENSE
                                                  LEASES       AGREEMENTS    TOTAL
                                              --------------   ----------   --------
2000........................................      $ 51.4         $ 8.0       $ 59.4
2001........................................        46.7           9.3         56.0
2002........................................        44.1          10.4         54.5
2003........................................        34.3          11.4         45.7
2004........................................        20.0          13.4         33.4
Thereafter..................................        63.9          16.8         80.7
                                                  ------         -----       ------
Total.......................................      $260.4         $69.3       $329.7
                                                  ======         =====       ======

Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis.

The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $8.3 million, $6.8 million and $6.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The Company has also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 1999 were not significant.

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition or results of operations of the Company

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, certain investments in equity securities, financial interests and real estate holdings are reflected in an Investments and Other Segment. The Company evaluates the performance of its segments based on income before income taxes, non-recurring items and interest expense. Effective July 1, 1999, certain intersegment revenue agreements between the Output Solutions Segment and the Customer Management Segment were revised. The segment information prior to July 1, 1999 have been restated to reflect this change. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of

                               DST SYSTEMS, INC.

market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                               YEAR ENDED DECEMBER 31, 1999
                                      -------------------------------------------------------------------------------
                                      FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                                      SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                                      ---------   ---------   ----------   ------------   ------------   ------------
External revenues...................   $553.3      $435.1       $203.0        $11.9          $             $1,203.3
Intersegment revenues...............      1.6        52.9                      21.0           (75.5)
                                       ------      ------       ------        -----          ------        --------
Total revenues......................    554.9       488.0        203.0         32.9           (75.5)        1,203.3

Costs and expenses..................    365.6       406.0        167.3         17.4           (75.5)          880.8
Depreciation and amortization.......     66.5        33.0         14.4          8.9                           122.8
                                       ------      ------       ------        -----          ------        --------
Income from operations..............    122.8        49.0         21.3          6.6                           199.7
Other income (loss), net............     (1.0)        0.2         (0.6)        14.5             0.1            13.2
Equity in earnings of unconsolidated
  affiliates........................      6.1         0.2                       0.3                             6.6
                                       ------      ------       ------        -----          ------        --------
Earnings before interest and income
  taxes.............................   $127.9      $ 49.4       $ 20.7        $21.4          $  0.1        $  219.5
                                       ======      ======       ======        =====          ======        ========

                                                               YEAR ENDED DECEMBER 31, 1998
                                      -------------------------------------------------------------------------------
                                      FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                                      SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                                      ---------   ---------   ----------   ------------   ------------   ------------
External revenues...................   $506.4      $358.5       $220.1        $11.1          $             $1,096.1
Intersegment revenues...............      1.2        53.9                      23.0           (78.1)
                                       ------      ------       ------        -----          ------        --------
Total revenues......................    507.6       412.4        220.1         34.1           (78.1)        1,096.1

Costs and expenses..................    360.5       350.8        184.0         17.5           (78.1)          834.7
Depreciation and amortization.......     61.7        27.7         11.6          7.8                           108.8
Merger charges......................                                                           33.1            33.1
                                       ------      ------       ------        -----          ------        --------
Income from operations..............     85.4        33.9         24.5          8.8           (33.1)          119.5
Other income (loss), net............      1.5         0.5         (0.6)         5.4             0.6             7.4
Equity in losses of unconsolidated
  affiliates........................     (1.4)                                 (1.3)                           (2.7)
                                       ------      ------       ------        -----          ------        --------
Earnings before interest and income
  taxes.............................   $ 85.5      $ 34.4       $ 23.9        $12.9          $(32.5)       $  124.2
                                       ======      ======       ======        =====          ======        ========

                               DST SYSTEMS, INC.

                                                               YEAR ENDED DECEMBER 31, 1997
                                      -------------------------------------------------------------------------------
                                      FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                                      SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                                      ---------   ---------   ----------   ------------   ------------   ------------
External revenues...................   $424.3      $312.2       $201.6        $11.9          $              $950.0
Intersegment revenues...............      0.7        54.2                      21.8           (76.7)
                                       ------      ------       ------        -----          ------         ------
Total revenues......................    425.0       366.4        201.6         33.7           (76.7)         950.0

Costs and expenses..................    302.3       312.8        163.2         18.0           (76.7)         719.6
Depreciation and amortization.......     56.5        29.3         10.1          7.6                          103.5
                                       ------      ------       ------        -----          ------         ------
Income from operations..............     66.2        24.3         28.3          8.1                          126.9
Other income (loss), net............      0.8         0.7         (0.6)         4.7             0.2            5.8
Equity in losses of unconsolidated
  affiliates........................     (0.9)                                 (0.4)                          (1.3)
                                       ------      ------       ------        -----          ------         ------
Earnings before interest and income
  taxes.............................   $ 66.1      $ 25.0       $ 27.7        $12.4          $  0.2         $131.4
                                       ======      ======       ======        =====          ======         ======

Earnings before interest and income taxes in the segment reporting information above less interest expense of $5.2 million, $8.6 million and $8.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding year.

The Financial Services Segment derives its revenues from two primary products and services. Revenues from shareowner accounting products and services totaled $434.5 million, $384.0 million and $326.8 million in 1999, 1998, and 1997, respectively. Revenues from portfolio/investment management accounting products and services totaled $96.6 million, $101.0 million and $77.1 million in 1999, 1998, and 1997, respectively

Information concerning principal geographic areas is as follows (in millions):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Revenues (1):
  U. S...........................................  $1,022.9   $  929.0    $817.0
  U. K...........................................      57.8       55.9      55.7
  Canada.........................................      39.4       31.4      26.4
  Australia......................................      16.8       13.9      13.8
  Netherlands....................................       9.1        8.3       4.6
  Switzerland....................................       9.1        6.1       0.5
  South Africa...................................       5.7        6.1       5.6
  Germany........................................       4.0        8.6       1.3
  Others.........................................      38.5       36.8      25.1
                                                   --------   --------    ------
                                                   $1,203.3   $1,096.1    $950.0
                                                   ========   ========    ======

                               DST SYSTEMS, INC.

(1) Revenues are attributed to countries based on location of the client.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Long-lived assets:
  U. S......................................................   $344.8     $347.4
  Europe....................................................     17.5       17.0
  Canada....................................................     13.0       12.5
  Others....................................................      8.8       13.8
                                                               ------     ------
                                                               $384.1     $390.7
                                                               ======     ======

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in millions, except per share amounts):

                                                                YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                    QUARTER    QUARTER    QUARTER    QUARTER      1999
                                                    --------   --------   --------   --------   --------
Revenues..........................................   $292.8     $299.6     $298.7     $312.2    $1,203.3
Cost and expenses.................................    215.4      220.4      221.6      223.4       880.8
Depreciation and amortization.....................     27.5       27.8       28.8       38.7       122.8
                                                     ------     ------     ------     ------    --------
Income from operations............................     49.9       51.4       48.3       50.1       199.7
Interest expense..................................     (1.5)      (1.2)      (1.2)      (1.3)       (5.2)
Other income, net.................................      1.7       (0.9)       4.2        8.2        13.2
Equity in earnings of unconsolidated affiliates...      2.2        2.6        1.5        0.3         6.6
                                                     ------     ------     ------     ------    --------
Income before income taxes and minority
  interests.......................................     52.3       51.9       52.8       57.3       214.3
Income taxes......................................     18.8       18.6       19.0       20.5        76.9
                                                     ------     ------     ------     ------    --------
Income before minority interests..................     33.5       33.3       33.8       36.8       137.4
Minority interests................................     (0.1)      (0.1)      (0.1)      (0.4)       (0.7)
                                                     ------     ------     ------     ------    --------
Net income........................................   $ 33.6     $ 33.4     $ 33.9     $ 37.2    $  138.1
                                                     ======     ======     ======     ======    ========

Basic average shares outstanding..................     63.0       63.1       63.4       63.2        63.2
Basic earnings per share..........................   $ 0.53     $ 0.53     $ 0.53     $ 0.59    $   2.19(1)

Diluted average shares outstanding................     64.7       64.8       65.1       64.8        64.8
Diluted earnings per share........................   $ 0.52     $ 0.52     $ 0.52     $ 0.57    $   2.13

Common stock price ranges: High...................   $68.25     $64.63     $69.00     $76.31    $  76.31
                         Low......................   $51.19      51.88     $55.75     $51.69    $  51.19

------------------------

(1) Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 1999 quarterly earnings per share may not equal the total computed for the year.

                               DST SYSTEMS, INC.

                                                                YEAR ENDED DECEMBER 31, 1998
                                                    ----------------------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                    QUARTER    QUARTER    QUARTER    QUARTER      1998
                                                    --------   --------   --------   --------   --------
Revenues..........................................   $266.0     $269.8     $268.8     $291.5    $1,096.1
Cost and expenses.................................    198.4      207.6      207.0      221.7       834.7
Depreciation and amortization.....................     27.2       24.6       26.2       30.8       108.8
Merger charges....................................                            7.1       26.0        33.1
                                                     ------     ------     ------     ------    --------
Income from operations............................     40.4       37.6       28.5       13.0       119.5
Interest expense..................................     (2.6)      (2.3)      (2.0)      (1.7)       (8.6)
Other income, net.................................      1.0        1.3        3.7        1.4         7.4
Equity in earnings (losses) of unconsolidated
  affiliates......................................     (0.4)       0.1       (1.2)      (1.2)       (2.7)
                                                     ------     ------     ------     ------    --------
Income before income taxes and minority
  interests.......................................     38.4       36.7       29.0       11.5       115.6
Income taxes......................................     14.3       13.6       11.3        5.1        44.3
                                                     ------     ------     ------     ------    --------
Income before minority interests..................     24.1       23.1       17.7        6.4        71.3
Minority interests................................                (0.2)                 (0.1)       (0.3)
                                                     ------     ------     ------     ------    --------
Net income........................................   $ 24.1     $ 23.3     $ 17.7     $  6.5    $   71.6
                                                     ======     ======     ======     ======    ========

Basic average shares outstanding..................     62.6       62.8       62.8       62.8        62.7
Basic earnings per share..........................   $ 0.38     $ 0.37     $ 0.28     $ 0.10    $   1.14(1)

Diluted average shares outstanding................     64.0       64.2       64.5       64.5        64.3
Diluted earnings per share........................   $ 0.38     $ 0.36     $ 0.27     $ 0.10    $   1.11

Common stock price ranges: High...................   $53.00     $56.81     $69.94     $59.75    $  69.94
                         Low......................   $40.25     $50.13     $47.88     $35.81    $  35.81

------------------------

(1) Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 1998 quarterly earnings per share may not equal the total computed for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 9, 2000 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1999.

(A) DIRECTORS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the headings "Proposal-Election of Three Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(B) EXECUTIVE OFFICERS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(C) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    (1) Consolidated Financial Statements

    The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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

       4.1.1.           The First Amendment to the Registration Rights Agreement
                        dated June 30, 1999, between the Company and KCSI, which is attached as Exhibit 4.15.1 to the Company's Form 10-Q dated
                        August 13, 1999, is hereby incorporated by reference as
                        Exhibit 4.1.1.

       4.1.2.           The Assignment, Consent and Acceptance to the Registration
                        Rights Agreement dated August 11, 1999, between the Company and KCSI, and KCSI's wholly-owned subsidiary, Stilwell
                        Financial, Inc., which is attached as Exhibit 4.15.2 to the
                        Company's Form 10-Q dated August 13, 1999, is hereby
                        incorporated by reference as Exhibit 4.1.2.

       4.2.             The Certificate of Designations dated October 16, 1995,
                        establishing the Series A Preferred Stock of the Company,
                        which is attached as Exhibit 4.3 to the Company's IPO
                        Registration Statement, is hereby incorporated by reference as Exhibit 4.2.

       4.3.             The Summary of the preferred stock purchase rights set forth in Form 8-A dated November 15, 1995 (Commission file
                        no. 1-14036), and the related Rights Agreement dated as of
                        October 6, 1995, between the Company and State Street Bank and Trust Company, as rightsagent, which is attached as
                        Exhibit 4.4 to the Company's IPO Registration Statement, are
                        hereby incorporated by reference as Exhibit 4.3.

       4.3.1.           The First Amendment dated as of July 9, 1998 to the Rights
                        Agreement dated as of October 6, 1995 between the Registrant and State Street Bank and Trust Company attached as
                        Exhibit 99 to Amendment No.1, dated July 30, 1998, to the
                        Company's Registration Statement on Form 8-A for its
                        Preferred Share Purchase Rights (Commission file
                        no. 1-14036), is hereby incorporated by reference as Exhibit
                        4.3.1.

       4.3.2.           The Second Amendment dated as of September 10, 1999 to the
                        Rights Agreement dated as of October 6, 1995 and as amended on July 9, 1998, between the Registrant and State Street
                        Bank and Trust Company attached as Exhibit 99 to Amendment
                        No.2, dated September 27, 1999, to the Company's
                        Registration Statement on Form 8-A12B/A for its Preferred
                        Share Purchase Rights (Commission file no. 1-14036), is
                        hereby incorporated by reference as Exhibit 4.3.2.

       4.4.             The Registration Rights Agreement dated October 31, 1995,
                        between the Company and UMB Bank, N.A. as trustee of The
                        Employee Stock Ownership Plan of DST Systems, Inc. ("UMB"),
                        which is attached as Exhibit 4.4 to the Company's Annual
                        Report for the year ended December 31, 1995 (Commission file
                        no. 1-14036), is hereby incorporated by reference as
                        Exhibit 4.4.

       4.5.             The Stock Exchange Agreement dated October 26, 1995, between
                        KCSI and UMB, which is attached as Exhibit 4.6 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.5.

       4.6.             The description set forth under the heading "Dividend
                        Policy" in the Company's IPO Registration Statement of the
                        Common Stock on Form 8-A (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.6.

       4.7.             The description of the Company's common stock, par value
                        $0.01 per share, set forth in the Company's Registration
                        Statement on Form 8-A dated January 21, 1998, (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 4.7.

       4.8. Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1 are hereby incorporated by reference as Exhibit 4.8.

       4.9.             Article I, Sections 1, 2, 3, and 11 of Article II,
                        Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.9.

       4.10.            The Affiliate Agreement with James C. Castle dated
                        October 28, 1998, which is attached as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.10.

       4.11.            The Affiliate Agreement with George L. Argyros, Sr., dated
                        September 3, 1998, is attached as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.11.

       4.12.            The Stockholder Agreement with KCSI dated September 2, 1998, which is attached as Exhibit 4.12 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998
                        (Commission file no. 1-14036), is hereby incorporated by
                        reference as Exhibit 4.12.

       4.12.1.          The First Amendment to the Stockholder Agreement with Kansas
                        City Southern Industries, Inc. dated October 29, 1998, which is attached as Exhibit 4.2.1 to the Company's S-4, is hereby incorporated by reference as Exhibit 4.12.1.

       4.13.            The Stockholder Agreement with George L. Argyros, Sr. dated
                        September 2,1998, which is attached to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998
                        (Commission file no. 1-14036), is hereby incorporated by
                        reference as Exhibit 4.13.

       4.14.            The Stockholder Agreement with James C. Castle, dated
                        September 2, 1998, which is attached as Exhibit 4.14 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.14.

       4.15.            The Registration Rights Agreement with George L. Argyros,
                        Sr., James C. Castle and certain other individuals dated
                        December 21, 1998, which is attached as Exhibit 4.15 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.15.

       4.16.            The Five-Year Competitive Advance and Revolving Credit
                        Facility Agreement ("Chase Agreement") among the Company,
                        the lenders named therein, The Chase Manhattan Bank, N.A. as
                        Documentation, Syndication, and Administrative Agent dated
                        December 30, 1996, which is attached as Exhibit 10.17 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.16.

       4.16.1.          The Amendment to the Chase Agreement dated November 19,
                        1998, which is attached as Exhibit 4.16.1 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.16.1.

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9. VOTING TRUST AGREEMENT

Not applicable.

10. MATERIAL CONTRACTS

      10.1.             The Tax Disaffiliation Agreement between the Company and
                        KCSI dated October 23, 1995, which is attached as
                        Exhibit 10.4 to the Company's IPO Registration Statement, is
                        hereby incorporated by reference as Exhibit 10.1

      10.2.             The Stock Purchase, Sale of Assets, Assignment and
                        Assumption Agreement dated August 30, 1995, among the
                        Company, DST Realty, Inc., Tolmak, Inc., Mulberry Western
                        Company and KCSI, which is attached as Exhibit 10.5 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.2.

      10.3.             The Agreement between State Street Boston Financial
                        Corporation and Data-Sys-Tance dated June 1, 1974 ("State
                        Street Agreement"), which is attached as Exhibit 10.14 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.3.

      10.3.1.           The Amendment to the State Street Agreement between the
                        Company and State Street, dated October 1, 1987, which is
                        attached as Exhibit 10.14.1 to the Company's IPO
                        Registration Statement, is hereby incorporated by reference as Exhibit 10.3.1.

      10.3.2.           The Amendment to the State Street Agreement between the
                        Company and State Street, dated February 6, 1992, which is attached as Exhibit 10.3.2 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.3.2. Portions of this agreement are subject to
                        confidential treatment.

      10.4.             The Data Processing Services Agreement between the Company and The Continuum Company, Inc. dated October 1, 1993, which is attached as Exhibit 10.15 to the Company's IPO
                        Registration Statement, is hereby incorporated by reference as Exhibit 10.4.

      10.5.             The Agreement among the Company, Financial Holding
                        Corporation, KCSI and Argus Health Systems, Inc. dated
                        June 30, 1989, which is attached as Exhibit 10.16 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.5.

      10.6.             The Stock Transfer Restriction and Option Agreement between the Company, Argus Health Systems, Inc. and Financial
                        Holding Corporation dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company's IPO Registration
                        Statement, is hereby incorporated by reference as
                        Exhibit 10.6.

      10.7.             The Contribution Agreement between DST Systems, Inc. and
                        Boston EquiServe Limited Partnership dated November 30,
                        1998, which is attached as Exhibit 10.7 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.7.

      10.8.             The Fairway System Software Development Agreement dated
                        November 30, 1998, which is attached as Exhibit 10.8 to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.8.

      10.9.             The Company's Executive Plan effective as of October 31,
                        1995, which is attached as Exhibit 10.2 to the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1995 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.9.

      10.10. The Company's Officers Incentive Plan as amended and restated on February 2, 2000, is attached as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission file no. 1-14036).

      10.11.            The Company's Deferred Compensation Plan dated May 12, 1998, which is attached as Exhibit 10.11 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998
                        (Commission file no. 1-14036), is hereby incorporated by
                        reference as Exhibit 10.11.

      10.12.            The Company's DST Systems, Inc. Supplemental Executive
                        Retirement Plan effective January 1, 1999, attached as
                        Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission file no. 1-14036).

      10.13.            The Company's Directors' Deferred Fee Plan effective
                        September 1, 1995, which is attached as Exhibit 10.19 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.13.

      10.14.            The 1999 USCS Executive Bonus Plan, which is attached as
                        Exhibit 10.13 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1998 (Commission file
                        no. 1-14036), is hereby incorporated by reference as Exhibit
                        10.14. Portions of this agreement are subject to
                        confidential treatment.

      10.15. The USCS International, Inc. Deferred Compensation Plan, which is attached as Exhibit 10.7 to USCS
                        International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 000-28268), is hereby incorporated by reference as
                        Exhibit 10.15.

      10.16. The USCS International, Inc. Bonus Deferral Plan, which is attached as Exhibit 4.1 to USCS International, Inc.'s
                        Registration Statement on Form S-8 dated August 29, 1997
                        (Commission file no. 333-34801), is hereby incorporated by reference as Exhibit 10.16.

      10.17.            The Trust Agreement between the Company as settlor and
                        United Missouri Bank of Kansas City, N.A. as Trustee dated
                        December 31, 1987, which is attached as Exhibit 10.20 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.17.

      10.17.1.          The Eighth Amendment to the Trust Agreement between the
                        Company as settlor and United Missouri Bank of Kansas City,
                        N.A. as Trustee dated December 31, 1998, which is attached as Exhibit 10.16.1 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.17.1.

      10.18.            Trust Agreement by and between the Company as settlor and
                        United Missouri Bank of Kansas City, N.A., Trustee dated
                        June 30, 1989, for the benefit of James Horan, which is
                        attached as Exhibit 10.20.1 to the Company's IPO
                        Registration Statement, is hereby incorporated by reference as Exhibit 10.18.

      10.18.1.          The Amendment to the Trust Agreement by and between the
                        Company as settlor and United Missouri Bank of Kansas City,
                        N.A., Trustee dated December 31, 1998, for the benefit of
                        James Horan, which is attached as Exhibit 10.17.1 to the
                        Company's Annual Report of Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.18.1.

      10.19.            The Employment Agreement between the Company and Thomas A.
                        McDonnell dated January 1, 1999, which is attached as
                        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.19.

      10.20.            The Employment Agreement between the Company, KCSI and
                        Thomas A. McCullough dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.9 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.20.

      10.21.            The Employment Agreement between the Company, KCSI and James
                        P. Horan dated April 1, 1992, as amended October 9, 1995,
                        which is attached as Exhibit 10.10 to the Company's IPO
                        Registration Statement, is hereby incorporated by reference as Exhibit 10.21.

      10.22.            The Employment Agreement between the Company, KCSI and
                        Robert C. Canfield, dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.11 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.22.

      10.23.            The Employment Agreement between the Company, KCSI and
                        Charles W. Schellhorn, dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.23.

      10.24. The Employment Agreement between USCS and James C. Castle dated August 10, 1992, which is attached to USCS'
                        Registration Statement on Form S-1, Registration No.
                        333-03842, is hereby incorporated by reference as
                        Exhibit 10.24.

      10.25.            The USCS International, Inc. 1996 Directors' Stock Option
                        Plan (the "Directors' Plan") dated as of April 18, 1996,
                        which is attached as Exhibit 10.5 to USCS
                        International, Inc.'s Registration Statement on Form S-1
                        (Commission File No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.25.*

      10.25.1.          The First Amendment to the Directors' Plan dated
                        February 22, 1998, which is attached as Exhibit 4.6.2 to the
                        Company's Registration Statement on Form S-8 dated March 2,
                        1999 (Commission File No. 333-73241), is hereby incorporated by reference as Exhibit 10.25.1.*

      10.26.            The USCS International, Inc. 1988 Incentive Stock Option
                        Plan ("the 1988 USCS Plan") dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.6.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.26.*

      10.26.1.          The Amendment dated January 22, 1998, to the 1988 USCS Plan, which is attached as Exhibit 4.6.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.26.1.*

      10.27.            The USCS International, Inc. 1990 Stock Option Plan ("the
                        1990 USCS Plan") dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.7.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.27.*

      10.27.1.          The Amendment dated January 22, 1998, to the 1990 USCS Plan, which is attached as Exhibit 4.7.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.27.1.*

      10.28.            The USCS International, Inc. 1993 Incentive Stock Option
                        Plan ("the 1993 USCS Plan") dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.8.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.28.*

      10.28.1.          The Amendment dated January 22, 1998, to the 1993 USCS Plan, which is attached as Exhibit 4.8.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.28.1.*

      10.29.            The USCS International, Inc. 1996 Stock Option Plan ("the
                        1996 USCS Plan") dated April 12, 1996, which is attached as
                        Exhibit 4.9.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.29.*

      10.29.1. The Amendment dated July 25, 1996, to the 1996 USCS Plan, which is attached as Exhibit 4.9.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.29.1.*

      10.29.2.          The Amendment dated January 23, 1997, to the 1996 USCS Plan, which is attached as Exhibit 4.9.3 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.29.2.*

      10.29.3.          The Amendment dated January 22, 1998, to the 1996 USCS Plan, which is attached as Exhibit 4.9.4 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.29.3.*

      10.30.            The Company's 1995 Stock Option and Performance Award Plan,
                        amended and restated as of February 29, 2000, is attached as
                        Exhibit 10.30 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 (Commission file
                        no. 1-14036).

      10.31.            The Employment Agreement between the Company and J. Michael
                        Winn, dated June 23, 1993, is attached as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999 (Commission file no. 1-14036).

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

18. LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

Not applicable.

21. SUBSIDIARIES OF THE COMPANY

The list of the Company's significant subsidiaries, which is attached as
Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, (Commission file no. 1-14036).

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

Not applicable.

23. CONSENTS OF EXPERTS AND COUNSEL

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.

24. POWER OF ATTORNEY

Not applicable.

27. FINANCIAL DATA SCHEDULE

A Financial Data Schedule prepared in accordance with Item 601 (c) of Regulation S-K is attached hereto as Exhibit 27.1.

99. ADDITIONAL EXHIBITS

Not applicable.

(B) REPORTS ON FORM 8-K DURING THE LAST CALENDAR QUARTER

The Company filed a Form 8-K dated October 22, 1999, under Item 5 of such form, reporting the announcement of financial results for the three and nine months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DST SYSTEMS, INC.

                                                       By:           /s/ Thomas A. McDonnell
                                                            -----------------------------------------
                                                                       Thomas A. McDonnell
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                             DIRECTOR
Dated: February 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in capacities indicated on February 29, 2000.

               /s/ A. Edward Allinson                                 /s/ Thomas A. McDonnell
     -------------------------------------------            -------------------------------------------
                 A. EDWARD ALLINSON                                     THOMAS A. MCDONNELL
                      DIRECTOR                            PRESIDENT AND CHIEF EXECUTIVE OFFICER, DIRECTOR

             /s/ George L. Argyros, Sr.                              /s/ Thomas A. McCullough
     -------------------------------------------            -------------------------------------------
               GEORGE L. ARGYROS, SR.                                  THOMAS A. MCCULLOUGH
                      DIRECTOR                                  EXECUTIVE VICE PRESIDENT, DIRECTOR

                 /s/ Michael G. Fitt                                    /s/ James C. Castle
     -------------------------------------------            -------------------------------------------
                   MICHAEL G. FITT                                        JAMES C. CASTLE
                      DIRECTOR                                               DIRECTOR

                /s/ William C. Nelson                                  /s/ Kenneth V. Hager
     -------------------------------------------            -------------------------------------------
                  WILLIAM C. NELSON                                      KENNETH V. HAGER
                      DIRECTOR                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASUER
                                                                   (PRINCIPAL FINANCIAL OFFICER)

              /s/ M. Jeannine Standjord                                /s/ Gregg Wm. Givens
     -------------------------------------------            -------------------------------------------
                M. JEANNINE STANDJORD                                    GREGG WM. GIVENS
                      DIRECTOR                              VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                               DST SYSTEMS, INC.,
                          1999 FORM 10-K ANNUAL REPORT
                               INDEX TO EXHIBITS

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

   EXHIBIT NUMBER                                 DOCUMENT
---------------------                             --------
       10.10            Officers Incentive Plan as amended and restated February 2,
                          2000

       10.12            DST Systems, Inc. Supplemental Executive Retirement Plan

       10.30            1995 Stock Option and Performance Award Plan, amended and
                          restated as of February 29, 2000

       10.31            Employment Agreement with J. Michael Winn

       21.1             Subsidiaries of the Company

       23.1             Consent of Independent Accountants

       27.1             Financial Data Schedule

------------------------