Form 10-Q
period 2000-03-31
DST SYSTEMS INC
filed 2000-05-15
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

              Number of shares outstanding of the Company's common
                           stock as of March 31, 2000:
                    Common Stock $.01 par value - 62,758,160

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2000
                                Table of Contents

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Introductory Comments                                                 3

        Condensed Consolidated Balance Sheet -
        March 31, 2000 and December 31, 1999                                  4

        Condensed Consolidated Statement of Income -
        Three Months Ended March 31, 2000 and 1999                            5

        Condensed Consolidated Statement of Cash Flows -
        Three Months Ended March 31, 2000 and 1999                            6

        Notes to Condensed Consolidated Financial Statements               7-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         12-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Changes in Securities                                                21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    22

Item 6. Exhibits and Reports on Form 8-K                                     23


SIGNATURES                                                                   23


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor(TM), AWD(R), FAST(TM) referred to in this Report.
                                       2




                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

                                          DST Systems, Inc.
                                Condensed Consolidated Balance Sheet
                           (dollars in millions, except per share amounts)
                                             (unaudited)
                                                                       March 31,       December 31,
                                                                         2000              1999
                                                                    ---------------   ---------------
 ASSETS
 Current assets
      Cash and cash equivalents                                             $ 72.8            $ 89.0
      Accounts receivable                                                    328.0             320.6
      Other current assets                                                    51.3              54.9
                                                                    ---------------   ---------------
                                                                             452.1             464.5
 Investments                                                               1,520.1           1,477.7
 Properties                                                                  343.7             338.7
 Intangibles and other assets                                                 42.6              45.4
                                                                    ---------------   ---------------
           Total assets                                                  $ 2,358.5         $ 2,326.3
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Debt due within one year                                              $ 13.1            $ 18.4
      Accounts payable                                                        74.4              93.7
      Accrued compensation and benefits                                       35.1              57.9
      Deferred revenues and gains                                             42.1              44.1
      Other liabilities                                                       94.4              71.7
                                                                    ---------------   ---------------
                                                                             259.1             285.8
 Long-term debt                                                               52.5              44.4
 Deferred income taxes                                                       460.2             452.2
 Other liabilities                                                            84.3              80.3
                                                                    ---------------   ---------------
                                                                             856.1             862.7
                                                                    ---------------   ---------------
 Commitments and contingencies
                                                                    ---------------   ---------------

 Stockholders' equity
      Common stock, $0.01 par; 125,000,000 shares authorized,
           63,816,639 shares issued                                            0.6               0.6
      Additional paid-in capital                                             450.3             454.2
      Retained earnings                                                      572.4             516.2
      Treasury stock (1,058,479 and 690,269 shares,
           respectively), at cost                                            (64.9)            (40.1)
      Accumulated other comprehensive income                                 544.0             532.7
                                                                    ---------------   ---------------
           Total stockholders' equity                                      1,502.4           1,463.6
                                                                    ---------------   ---------------
           Total liabilities and stockholders' equity                    $ 2,358.5         $ 2,326.3
                                                                    ===============   ===============




   The accompanying notes are an integral part of these financial statements.

                                   DST Systems, Inc.
                      Condensed Consolidated Statement of Income
                        (in millions, except per share amounts)
                                      (unaudited)

                                                             For the Three Months
                                                               Ended March 31,
                                                            2000             1999
                                                        --------------  ---------------
Revenues                                                      $ 340.4          $ 298.4

Costs and expenses                                              245.1            221.0
Depreciation and amortization                                    31.6             27.5
                                                        --------------  ---------------

Income from operations                                           63.7             49.9

Interest expense                                                 (1.4)            (1.5)
Other income, net                                                21.3              1.7
Equity in earnings of unconsolidated affiliates                   4.1              2.2
                                                        --------------  ---------------

Income before income taxes and minority interests                87.7             52.3
Income taxes                                                     31.5             18.8
                                                        --------------  ---------------

Income before minority interests                                 56.2             33.5
Minority interests                                                                (0.1)
                                                        --------------  ---------------

Net income                                                     $ 56.2           $ 33.6
                                                        ==============  ===============

Average common shares outstanding                                62.9             63.0
Diluted shares outstanding                                       64.4             64.7

Basic earnings per share                                       $ 0.89           $ 0.53
Diluted earnings per share                                     $ 0.87           $ 0.52




   The accompanying notes are an integral part of these financial statements.

                                            DST Systems, Inc.
                             Condensed Consolidated Statement of Cash Flows
                                              (in millions)
                                               (unaudited)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                           2000               1999
                                                                      ----------------   ----------------
Cash flows -- operating activities:
Net income                                                                     $ 56.2             $ 33.6
                                                                      ----------------   ----------------

     Depreciation and amortization                                               31.6               27.5
     Equity in earnings of unconsolidated affiliates                             (4.1)              (2.2)
     Net realized gain from sale of investments                                  (7.6)              (3.3)
     Changes in accounts receivable                                              (7.4)              (6.3)
     Changes in other current assets                                              4.6               (6.3)
     Changes in accounts payable and accrued liabilities                        (17.3)             (29.0)
     Other, net                                                                  (3.3)               2.2
                                                                      ----------------   ----------------
Total adjustments to net income                                                  (3.5)             (17.4)
                                                                      ----------------   ----------------
     Net                                                                         52.7               16.2
                                                                      ----------------   ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                15.3                9.7
Investments and advances to unconsolidated affiliates                           (27.1)              (6.0)
Capital expenditures                                                            (32.0)             (25.3)
Other, net                                                                        4.6               (0.5)
                                                                      ----------------   ----------------
     Net                                                                        (39.2)             (22.1)
                                                                      ----------------   ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                            3.1                3.1
Proceeds from issuance of long-term debt                                                            11.5
Principal payments on long-term debt                                             (3.4)              (4.6)
Net increase in revolving credit
     facilities and notes payable                                                 5.1               14.8
Common stock repurchased                                                        (34.5)              (2.8)
Other, net                                                                                          (0.7)
                                                                      ----------------   ----------------
     Net                                                                        (29.7)              21.3
                                                                      ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                            (16.2)              15.4
Cash and cash equivalents at beginning of period                                 89.0               28.1
                                                                      ----------------   ----------------

Cash and cash equivalents at end of period                                     $ 72.8             $ 43.5
                                                                      ================   ================






   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

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

The Company utilized $0.1 million in the quarter ended March 31, 2000 related to the accrued integration costs. Of the remaining accrued integration costs of $5.2 million at March 31, 2000, $0.1 million, $3.5 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Five locations have been closed as of March 31, 2000. The remainder will be closed in 2000 once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

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



3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            March 31,        December 31,
                                                         Percentage              2000               1999
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     Computer Sciences Corporation                           5%                     $ 683.0            $ 816.8
     State Street Corporation                                4%                       581.3              438.4
     Euronet Services Inc.                                   12%                       20.3               14.4
     Other available-for-sale securities                                               83.7               63.3
                                                                            ----------------   ----------------
                                                                                    1,368.3            1,332.9
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       52.3               48.3
     European Financial Data Services Limited                50%                       10.8                8.0
     Argus Health Systems, Inc.                              50%                        6.5                6.4
     Other unconsolidated affiliates                                                   35.2               34.8
                                                                            ----------------   ----------------

                                                                                      104.8               97.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          13.0               16.0
     Other                                                                             34.0               31.3
                                                                            ----------------   ----------------

                                                                                       47.0               47.3
                                                                            ----------------   ----------------

Total investments                                                                 $ 1,520.1          $ 1,477.7
                                                                            ================   ================

Certain information related to the Company's available for sale securities is as follows (in millions):

                                                       March 31,         December 31,
                                                          2000               1999
                                                    -----------------  -----------------
Cost                                                         $ 471.8            $ 456.5
Gross unrealized gains                                         898.3              877.9
Gross unrealized losses                                         (1.8)              (1.5)
                                                    -----------------  -----------------
Market value                                               $ 1,368.3          $ 1,332.9
                                                    =================  =================


The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                            For the Three Months
                                                               Ended March 31,
                                                           2000             1999
                                                       ------------    -------------
Boston Financial Data Services, Inc.                    $      4.0    $        2.7
European Financial Data Services Limited                       0.3            (1.4)
Argus Health Systems, Inc.                                     0.2             0.9
Other                                                         (0.4)
                                                       ------------    -------------
                                                             $ 4.1           $ 2.2
                                                       ============    =============


4.  Earnings Per Share and Comprehensive Income

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                             For the Three Months
                                                                Ended March 31,
                                                             2000             1999
                                                         -------------    -------------
Net income                                                     $ 56.2           $ 33.6
                                                         =============    =============

Average common shares outstanding                                62.9             63.0
Incremental shares from assumed
  conversions of stock options                                    1.5              1.7
                                                         -------------    -------------

Diluted potential common shares                                  64.4             64.7
                                                         =============    =============

Basic earnings per share                                       $ 0.89           $ 0.53
Diluted earnings per share                                     $ 0.87           $ 0.52



Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                             For the Three Months
                                                                Ended March 31,
                                                             2000            1999
                                                        --------------  -------------
Net income                                                     $ 56.2         $ 33.6
                                                        --------------  -------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                          27.7           (6.1)
    Less reclassification adjustments for gains
      included in net income                                     (7.6)          (3.3)
  Foreign currency translation adjustments                       (0.8)           0.7
  Deferred income taxes                                          (8.0)           3.7
                                                        --------------  -------------
    Other comprehensive income                                   11.3           (5.0)
                                                        --------------  -------------
Comprehensive income                                           $ 67.5         $ 28.6
                                                        ==============  =============



5. Segment Information

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

Effective January 1, 2000, the Output Solutions Segment began reporting certain revenue and expense items on a gross basis rather than a net basis. The segment information prior to January 1, 2000 has been restated to reflect these changes. The effect of these changes increased Consolidated and Output Solutions Segment revenues and costs and expenses by $5.6 million, $5.7 million, $5.9 million and $7.0 million for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, respectively. Effective July 1, 1999, certain intersegment revenue agreements between the Output Solutions Segment and the Customer Management Segment were revised. The segment information prior to July 1, 1999 has been restated to reflect this change. The effect of these revisions decreased Output Solutions Segment revenues and Customer Management Segment costs and expenses by $0.8 million for the quarter ended March 31, 1999 and increased Output Solutions Segment revenues and Customer Management Segment costs and expenses by $0.2 million for the quarter ended June 30, 1999. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                   Three Months Ended March 31, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------
Revenues                                    $ 147.3        $ 141.8         $ 48.7          $ 2.6     $                   $ 340.4
Intersegment revenues                           0.5           13.4                           5.6           (19.5)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              147.8          155.2           48.7            8.2           (19.5)          340.4

Costs and expenses                             94.5          123.3           42.1            4.7           (19.5)          245.1
Depreciation and amortization                  17.5            7.9            4.1            2.1                            31.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         35.8           24.0            2.5            1.4                            63.7
Other income, net                               0.8                                         20.5                            21.3
Equity in earnings (losses) of
     unconsolidated affiliates                  4.4                                         (0.3)                            4.1
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 41.0         $ 24.0          $ 2.5         $ 21.6     $                    $ 89.1
                                       =============  =============  =============  =============   =============  ==============

                                                                   Three Months Ended March 31, 1999
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 134.2        $ 113.2         $ 48.2          $ 2.8     $                   $ 298.4
Intersegment revenues                           0.4           12.7                           5.4           (18.5)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              134.6          125.9           48.2            8.2           (18.5)          298.4

Costs and expenses                             90.5          103.1           41.6            4.3           (18.5)          221.0
Depreciation and amortization                  14.9            7.1            3.6            1.9                            27.5
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         29.2           15.7            3.0            2.0                            49.9
Other income (loss), net                        0.3            0.1           (0.1)           1.4                             1.7
Equity in earnings (losses) of
     unconsolidated affiliates                  2.2            0.1                          (0.1)                            2.2
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 31.7         $ 15.9          $ 2.9          $ 3.3     $                    $ 53.8
                                       =============  =============  =============  =============   =============  ==============


The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.4 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding periods.

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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                                   Three Months
                                                                  Ended March 31,
                                                     ----------------------------
Operating results                                        2000           1999
                                                     -------------  -------------
Revenues
     Financial Services                                   $ 147.8        $ 134.6
     Output Solutions                                       155.2          125.9
     Customer Management                                     48.7           48.2
     Investments and Other                                    8.2            8.2
     Eliminations                                           (19.5)         (18.5)
                                                     -------------  -------------

                                                          $ 340.4        $ 298.4
                                                     =============  =============
     % change from prior year periods                       14.1%          12.2%

Income from operations
     Financial Services                                    $ 35.8         $ 29.2
     Output Solutions                                        24.0           15.7
     Customer Management                                      2.5            3.0
     Investments and Other                                    1.4            2.0
                                                     -------------  -------------
                                                             63.7           49.9
Interest expense                                             (1.4)          (1.5)
Other income, net                                            21.3            1.7
Equity in earnings of unconsolidated
  affiliates, net of income taxes                             4.1            2.2
                                                     -------------  -------------
Income before income taxes and
  minority interests                                         87.7           52.3
     Income taxes                                            31.5           18.8
     Minority interests                                                     (0.1)
                                                     -------------  -------------

Net income                                                 $ 56.2         $ 33.6
                                                     =============  =============
Basic earnings per share                                   $ 0.89         $ 0.53
Diluted earnings per share                                 $ 0.87         $ 0.52


Consolidated revenues

Consolidated revenues for the three months ended March 31, 2000 increased $42.0 million, which represents an increase of 14.1%, over the comparable period in 1999. U.S. revenues for the three months ended March 31, 2000 were $302.7 million, an increase of 17.5%, over the same period in 1999. International revenues for the three months ended March 31, 2000 were $37.7 million, a decrease of 7.6% over the same period in 1999.

Financial Services Segment revenues for the three months ended March 31, 2000 increased $13.2 million, or 9.8% over the same period in 1999. U.S. Financial Services Segment revenues for the three months ended March 31, 2000 increased $16.7 million or 16.3% over the same period in 1999, primarily from an increase in mutual fund shareowner accounts processed. International Financial Services Segment revenues for the three months ended March 31, 2000 decreased $3.5 million or 10.9% over the same period in 1999.

Output Solutions Segment revenues for the three months ended March 31, 2000 increased $29.3 million, or 23.3%, over the same period in 1999. Revenue growth resulted from increased volume of images and statements produced from U.S. mutual fund shareowner account growth, new customers, and internal growth of existing customers primarily in telecommunications and package delivery industries.

Customer Management Segment revenues for the three months ended March 31, 2000 increased $0.5 million, or 1.0% over same period in 1999, as processing and software service revenues increased primarily from subscriber growth and increased services.

Investments and Other Segment revenues were $8.2 million for the three months ended March 31, 2000 and 1999. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three months ended March 31, 2000 increased $13.8 million, or 27.7%, over same period in 1999. U.S. income from operations for the three months ended March 31, 2000 was $59.2 million, an increase of 36.4% over the same period in 1999. International income from operations was $4.5 million, a decrease of 29.7% compared to the same period in 1999.

Financial Services income from operations for the three months ended March 31, 2000 increased 22.6% or $6.6 million over the prior year quarter to $35.8 million, resulting in an operating margin of 24.2% compared to 21.7% for the prior year. The increase in operating margin resulted primarily from an increase in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three months ended March 31, 2000 increased $8.3 million, or 52.9%, over the same period in 1999. Output Solutions Segment operating margin was 15.5% for the three months ended March 31, 2000 compared to 12.5% for the same period in 1999. The improvement in the 2000 operating margin results are primarily from increased volume of images and statements produced.

In the first quarter 2000, Customer Management Segment income from operations decreased $0.5 million or 16.7% compared to the prior year quarter, resulting in an operating margin of 5.1% as compared to 6.2% for the prior year quarter. The decreases were primarily attributable to increased costs of international operations.

Investments and Other Segment income from operations was $1.4 million for the three months ended March 31, 2000, as compared to $2.0 million for the three months ended March 31, 1999.

Interest expense

Interest expense totaled $1.4 million for the three months ended March 31, 2000, down from $1.5 million recorded in the comparable period in 1999. Average debt balances were lower in 2000 compared to 1999.

Other income, net

Other income was $21.3 million for the three months ended March 31, 2000, compared to $1.7 million for the comparable period in 1999. The increase is primarily a result of a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. Other income also includes gains from the sale of available-for-sale securities of $7.6 million and interest and dividend income of $2.9 million for the three months ended March 31, 2000.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $4.1 million for the three months ended March 31, 2000, as compared to $2.2 million for the three months ended March 31, 1999. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity. The Company recorded earnings from European Financial Data Services (EFDS) of $0.3 million for the three months ended March 31, 2000, as compared to a recorded loss of $1.4 million for the three months ended March 31, 1999. EFDS was positively affected by an increase of 0.7 million accounts serviced to 2.3 million accounts from the prior period in 1999, seasonal processing revenues related to U.K. retirement plan funding deadlines and non-recurring overflow processing performed for certain remote clients. EFDS continues to incur system development and conversion costs for FAST(TM). Management believes that EFDS' results for the first quarter 2000 are not indicative of their results for the remainder of the year. Earnings from Argus Health Systems for the three months ended March 31, 2000 decreased from the prior year period primarily from increased data processing costs and depreciation charges.

Income taxes

The Company's effective tax rate was 35.9% for the three months ended March 31, 2000 and 1999. The 2000 and 1999 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three months ended March 31, 2000 increased 9.8% over the same period in 1999 to $147.8 million. U.S. Financial Services revenue increased 16.3% to $119.2 million for the three months ended March 31, 2000. U.S. mutual fund processing revenues for the three months ended March 31, 2000 increased 19.2% over the prior year period as shareowner accounts serviced increased 9.4 million from March 31, 1999 to 61.0 million at March 31, 2000. The Company has contracts with new clients to convert approximately 5.5 million new accounts to its system during 2000.

Financial Services Segment revenues from international operations for the three months ended March 31, 2000 decreased 10.9% to $28.6 million. The decrease for the quarter was attributable to a decline in professional service revenues and investment management software license revenues, partially resulting from customer Year 2000 software installation freezes that affected activity during the first quarter 2000. This decrease was partially offset by higher Canadian mutual fund shareowner processing revenues and an increase in international Automated Work Distributor ("AWD") software license and maintenance revenues.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2000 increased 4.4% to $94.5 million over the comparable period in 1999. Personnel costs for the three months ended March 31, 2000 increased 4.6% over the comparable prior year period as a result of increased staff levels to support volume growth and increased wages for data processing professionals.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2000 increased 17.4% or $2.6 million over the comparable period in 1999. The increase is partially attributable to the amortization of capitalized software development costs.

Income from operations
The Segment's income from operations for the three months ended March 31, 2000 increased 22.6% to $35.8 million over the comparable prior year period. The Segment's operating margin was 24.2% and 21.7% for the three months ended March 31, 2000 and 1999, respectively. The increases in Financial Services Segment operating margins are a result of increased U.S. revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three months ended March 31, 2000 increased 23.3% to $155.2 million as compared to the same period in 1999. The growth in segment revenue was derived primarily from an increase in the volume of images and statements produced from growth of existing customers in the Financial Services Segment, new customers and internal growth of existing customers, primarily in telecommunications and package delivery industries. Output Solutions Segment images produced for the three months ended March 31, 2000 increased 17.2% to 1.8 billion and statements mailed increased 18.3% to
484.7 million, compared to the same period in 1999. In order to conform to 2000 presentation, Output Solutions Segment revenues for the first quarter 1999 were restated to reflect an increase of $5.6 million.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2000 increased 19.6% to $123.3 million over the comparable prior year period. Personnel costs for the three months ended March 31, 2000 increased 19.6% over the comparable prior year period as a result of increased staff levels to support volume growth, increased product development costs and integration costs to standardize facilities and systems.

Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2000 increased 11.3% to $7.9 million compared to the same period in 1999. The increase is related primarily to the purchase of additional capital equipment to support revenue growth.

Income from operations
The increase in the Segment's income from operations for the three months ended March 31, 2000 of $8.3 million or 52.9% over the same period in 1999 is primarily attributable to increased volumes for images and statements. The Segment's operating margins were 15.5% and 12.5% for the three months ended March 31, 2000 and 1999, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three months ended March 31, 2000 increased 1.0% to $48.7 million from $48.2 million for the three months ended March 31, 1999. Processing and software service revenues increased $0.6 million for the three months ended March 31, 2000, from $45.4 million for the three months ended March 31, 1999.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2000 increased $0.5 million or 1.2%, compared to the same period in 1999, which is primarily attributable to increased costs of international operations.

Depreciation and amortization
Depreciation and amortization increased $0.5 million for the three months ended March 31, 2000, or 13.9%, compared to the same period in 1999, of which $0.3 million is attributable to the amortization of capitalized software development costs.

Income from operations
The Segment's income from operations for the three months ended March 31, 2000 decreased $0.5 million, or 16.7%, compared to the same period in 1999, resulting in an operating margin of 5.1% for the three months ended March 31, 2000, as compared to 6.2% for the three months ended March 31, 1999.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.2 million for the three months ended March 31, 2000 and 1999. Real estate revenues of $7.0 million for the three months ended March 31, 2000, as compared to $6.6 million for the three months ended March 31, 1999, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $1.2 million for the three months ended March 31, 2000, as compared to $1.6 million for the three months ended March 31, 1999, were derived from the Segment's hardware leasing activities.

Costs and expenses
Investments and Other Segment costs and expenses increased $0.4 million to $4.7 million for the three months ended March 31, 2000 as compared to $4.3 million for the three months ended March 31, 1999, primarily as a result of additional real estate activities.

Depreciation and amortization
Investments and Other Segment depreciation and amortization totaled $2.1 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively.

Income from operations
The segment's income from operations totaled $1.4 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $52.7 million for the three months ended March 31, 2000. Operating cash flows for the three months ended March 31, 2000 were primarily impacted by net income of $56.2 million, depreciation and amortization of $31.6 million, a decrease in accounts payable and accrued liabilities of $17.3 million and a net increase in accounts receivable and other current assets of $2.8 million.

Cash flows used in investing activities totaled $39.2 million for the three months ended March 31, 2000. The Company expended $32.0 million during the three months for capital additions. Investments and advances to unconsolidated affiliates totaled $27.1 million. During the three months ended March 31, 2000, the Company received $15.3 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $29.7 million for the three months ended March 31, 2000. The Company also received proceeds from the exercise of stock options of $3.1 million for the three months ended March 31, 2000. The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes, of which $60 million matures May 2000 and $50 million matures March 2001. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $9.3 million for the three months ended March 31, 2000, bringing total borrowings under these facilities to $30.0 million.

During the quarter ended March 31, 2000, DST announced a new share repurchase program, which authorized the repurchase of an additional 4,000,000 shares of DST common stock. Of the additional 4,000,000 shares to be repurchased, 960,000 shares will provide shares to meet expected additional share requirements under various DST option, incentive and benefit plans. The balance of the additional shares will be repurchased from time to time and will be used for general corporate purposes. During the quarter ended March 31, 2000, no shares were repurchased under this program.

During the quarter ended March 31, 2000, DST purchased 530,000 shares of its common stock under its previously announced 4,175,000 share repurchase program for $34.5 million. As of March 31, 2000, DST has purchased 1,370,000 shares since the program commenced. The shares purchased will be utilized for DST's stock award and stock option programs.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 4.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the three months ended March 31, 2000, no shares were purchased by the Company under this agreement. As of March 31, 2000, the cost to settle the agreements would be approximately $249.3 million for 4.0 million shares of common stock. The agreements contain provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares through September 2002.

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

OTHER

Comprehensive income. The Company's comprehensive income totaled $67.5 million and $28.6 million for the three months ended March 31, 2000 and 1999, respectively. Comprehensive income consists of net income of $56.2 million and $33.6 million for the three months ended March 31, 2000 and 1999, respectively, and other comprehensive income of $11.3 million for the three months ended March 31, 2000 and other comprehensive losses of $5.0 million for the three months ended March 31, 1999. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments.

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

The Company utilized $0.1 million in the quarter ended March 31, 2000. Of the remaining accrued integration costs of $5.2 million at March 31, 2000, $0.1 million, $3.5 million, and $1.6 million relate to the Financial Services, Output Solutions, and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Location closures are planned to occur through 2000 once arrangements have been made to process continuing business at other facilities. Five of the locations have been closed as of March 31, 2000. The costs of transitioning the continuing business have not been accrued.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of March 31, 2000 was approximately $1.4 billion. The impact of a 10% change in fair value of these investments would be approximately $89.7 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At March 31, 2000, the Company had $65.5 million of long-term debt, of which $34.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST's Proxy Statement for next year's annual meeting of stockholders, the Corporate Secretary of DST must receive such proposal on or before November 30, 2000, and the proposal must comply with the applicable SEC regulations and with the procedures set forth in DST's by-laws.

Item 5. Other Information

The following table presents operating data for the Company's operating business segments:

                                                                               March 31,        December 31,
                                                                                 2000               1999
                                                                            ---------------    ---------------
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                                61.0               56.4
  Canada                                                                               3.1                2.4
  United Kingdom (1)                                                                   2.3                2.0
TRAC-2000 mutual fund accounts (millions) (2)                                          3.8                3.4
TRAC-2000 participants (millions)                                                      1.3                1.3
IRA mutual fund accounts (millions) (2)                                               15.2               14.0
Portfolio Accounting System portfolios                                               2,044              1,988
Automated Work Distributor workstations                                             62,100             57,700


Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)                         40.1               39.1


                                                                                           For the Three Months
                                                                                            Ended March 31,
                                                                                 2000               1999
                                                                            ---------------    ---------------
Output Solutions Operating Data
Images produced (millions)                                                           1,835              1,566
Items mailed (millions)                                                                485                410


(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit Number                 Document
     3.1                            DST Systems, Inc. Amended Delaware
                                    Certificate of Incorporation as of
                                    May 9, 2000
     10.30                          DST Systems, Inc. 1995 Stock Option and
                                    Performance Award Plan, amended and
                                    restated as of May 9, 2000
     27.1                           Financial Data Schedule

(b) Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated January 28, 2000, reporting the announcement of financial results for the quarter ended and year ended December 31, 1999.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated March 24, 2000, announcing a new Company program to repurchase shares for use under various option and benefit plans and for general corporate purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 15, 2000.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)