Form 10-Q
period 2000-06-30
DST SYSTEMS INC
filed 2000-08-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

 Number of shares outstanding of the Company's common stock as of June 30, 2000:
                    Common Stock $.01 par value - 62,733,156


                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2000
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                                3

         Condensed Consolidated Balance Sheet -
         June 30, 2000 and December 31, 1999                                  4

         Condensed Consolidated Statement of Income -
         Three and Six Months Ended June 30, 2000 and 1999                    5

         Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 2000 and 1999                              6

         Notes to Condensed Consolidated Financial Statements              7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities                                               22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    25


SIGNATURES                                                                   25


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor(TM), AWD(R), FAST(TM) referred to in this Report.


                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2000


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

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.


                                          DST Systems, Inc.
                                Condensed Consolidated Balance Sheet
                           (dollars in millions, except per share amounts)
                                             (unaudited)
                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                    ---------------   ---------------
 ASSETS
 Current assets
     Cash and cash equivalents                                              $ 87.0            $ 89.0
     Accounts receivable                                                     333.1             320.6
     Other current assets                                                     53.5              54.9
                                                                    ---------------   ---------------
                                                                             473.6             464.5
 Investments                                                               1,557.0           1,477.7
 Properties                                                                  349.4             338.7
 Intangibles and other assets                                                 45.6              45.4
                                                                    ---------------   ---------------
          Total assets                                                   $ 2,425.6         $ 2,326.3
                                                                    ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Debt due within one year                                               $ 22.1            $ 18.4
     Accounts payable                                                         91.1              93.7
     Accrued compensation and benefits                                        52.3              57.9
     Deferred revenues and gains                                              38.0              44.1
     Other liabilities                                                        64.5              71.7
                                                                    ---------------  ---------------
                                                                             268.0             285.8
 Long-term debt                                                               58.1              44.4
 Deferred income taxes                                                       469.1             452.2
 Other liabilities                                                            81.6              80.3
                                                                    ---------------  ---------------
                                                                             876.8             862.7
                                                                    ---------------  ---------------
 Commitments and contingencies
                                                                    ---------------  ---------------

 Stockholders' equity
     Common stock, $0.01 par; 300,000,000 shares authorized,
          63,816,639 shares issued                                             0.6               0.6
     Additional paid-in capital                                              448.6             454.2
     Retained earnings                                                       619.6             516.2
     Treasury stock (1,083,483 and 690,269 shares,
          respectively), at cost                                             (68.9)            (40.1)
     Accumulated other comprehensive income                                  548.9             532.7
                                                                    ---------------   ---------------
          Total stockholders' equity                                       1,548.8           1,463.6
                                                                    ---------------   ---------------
          Total liabilities and stockholders' equity                     $ 2,425.6         $ 2,326.3
                                                                    ===============   ===============







   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                              For the Three Months              For the Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                            2000             1999              2000             1999
                                                        --------------  ---------------   ---------------  ---------------
Revenues                                                      $ 337.0          $ 305.3           $ 677.4          $ 603.7

Costs and expenses                                              241.2            226.1             486.3            447.1
Depreciation and amortization                                    31.7             27.8              63.3             55.3
                                                        --------------  ---------------   ---------------  ---------------

Income from operations                                           64.1             51.4             127.8            101.3

Interest expense                                                 (1.5)            (1.2)             (2.9)            (2.7)
Other income, net                                                 7.5             (0.9)             28.8              0.8
Equity in earnings of unconsolidated affiliates                   3.5              2.6               7.6              4.8
                                                        --------------  ---------------   ---------------  ---------------

Income before income taxes and minority interests                73.6             51.9             161.3            104.2
Income taxes                                                     26.4             18.6              57.9             37.4
                                                        --------------  ---------------   ---------------  ---------------

Income before minority interests                                 47.2             33.3             103.4             66.8
Minority interests                                                                (0.1)                              (0.2)
                                                        --------------  ---------------   ---------------  ---------------

Net income                                                     $ 47.2           $ 33.4           $ 103.4           $ 67.0
                                                        ==============  ===============   ===============  ===============

Average common shares outstanding                                62.8             63.1              62.8             63.1
Diluted shares outstanding                                       64.6             64.8              64.5             64.7

Basic earnings per share                                       $ 0.75           $ 0.53            $ 1.65           $ 1.06
Diluted earnings per share                                     $ 0.73           $ 0.52            $ 1.60           $ 1.04


   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                            2000                 1999
                                                                      -----------------    -----------------
Cash flows -- operating activities:
Net income                                                                     $ 103.4               $ 67.0
                                                                      -----------------    -----------------

     Depreciation and amortization                                                63.3                 55.3
     Equity in earnings of unconsolidated affiliates                              (7.6)                (4.8)
     Net realized gain from sale of investments                                  (11.6)                (3.9)
     Deferred taxes                                                                2.2                  1.4
     Changes in accounts receivable                                              (12.0)                 6.7
     Changes in other current assets                                               4.0                  2.2
     Changes in accounts payable and accrued liabilities                           2.6                (33.0)
     Other, net                                                                    0.6                 (4.1)
                                                                      -----------------    -----------------
Total adjustments to net income                                                   41.5                 19.8
                                                                      -----------------    -----------------
     Net                                                                         144.9                 86.8
                                                                      -----------------    -----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                 30.0                 11.3
Investments and advances to unconsolidated affiliates                            (57.6)               (11.7)
Capital expenditures                                                             (76.2)               (55.6)
Other, net                                                                        (1.7)                 7.9
                                                                      -----------------    -----------------
     Net                                                                        (105.5)               (48.1)
                                                                      -----------------    -----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                            19.4                  8.6
Proceeds from issuance of long-term debt                                                               11.5
Principal payments on long-term debt                                              (5.8)                (7.9)
Net increase (decrease) in revolving credit
     facilities and notes payable                                                 22.1                (12.4)
Common stock repurchased                                                         (77.1)                (7.2)
Other, net                                                                                             (0.6)
                                                                      -----------------    -----------------
     Net                                                                         (41.4)                (8.0)
                                                                      -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                              (2.0)                30.7
Cash and cash equivalents at beginning of period                                  89.0                 28.1
                                                                      -----------------    -----------------

Cash and cash equivalents at end of period                                      $ 87.0               $ 58.8
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2000 and December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

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

The Company utilized $3.4 million and $3.5 million in the three and six months ended June 30, 2000, respectively, related to the accrued integration costs. Of the remaining accrued integration costs of $1.4 million at June 30, 2000, $0.7 million and $0.7 million relate to the Output Solutions and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Five locations have been closed as of June 30, 2000. The remainder will be closed in 2000 once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

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


3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            June 30,         December 31,
                                                         Percentage              2000               1999
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     Computer Sciences Corporation                           5%                     $ 644.7            $ 816.8
     State Street Corporation                                4%                       636.4              438.4
     Euronet Services Inc.                                   12%                       16.7               14.4
     Other available-for-sale securities                                               90.3               63.3
                                                                            ----------------   ----------------
                                                                                    1,388.1            1,332.9
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       56.0               48.3
     European Financial Data Services Limited                50%                       11.0                8.0
     Argus Health Systems, Inc.                              50%                        6.8                6.4
     Other unconsolidated affiliates                                                   45.1               34.8
                                                                            ----------------   ----------------
                                                                                      118.9               97.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          17.7               16.0
     Other                                                                             32.3               31.3
                                                                            ----------------   ----------------
                                                                                       50.0               47.3
                                                                            ----------------   ----------------
Total investments                                                                 $ 1,557.0          $ 1,477.7
                                                                            ================   ================

Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                              June 30,         December 31,
                                                2000               1999
                                          -----------------  -----------------

Cost                                               $ 480.4            $ 456.5
Gross unrealized gains                               911.6              877.9
Gross unrealized losses                               (3.9)              (1.5)
                                          -----------------  -----------------
Market value                                     $ 1,388.1          $ 1,332.9
                                          =================  =================


The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                          2000             1999             2000            1999
                                                       ------------    -------------    -------------   -------------

Boston Financial Data Services, Inc.                        $  3.7          $  2.3           $  7.7           $ 5.0
European Financial Data Services Limited                      (0.2)           (0.5)             0.1            (1.9)
Argus Health Systems, Inc.                                     0.2             0.8              0.4             1.7
Other                                                         (0.2)                            (0.6)
                                                       ------------    -------------    -------------   -------------
                                                             $ 3.5           $ 2.6            $ 7.6           $ 4.8
                                                       ============    =============    =============   =============

4.  Earnings Per Share and Comprehensive Income

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                             For the Three Months                For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                             2000             1999              2000             1999
                                                         -------------    -------------     -------------    -------------
Net income                                                     $ 47.2           $ 33.4           $ 103.4           $ 67.0
                                                         =============    =============     =============    =============

Average common shares outstanding                                62.8             63.1              62.8             63.1
Incremental shares from assumed
  conversions of stock options                                    1.8              1.7               1.7              1.6
                                                         -------------    -------------     -------------    -------------

Diluted potential common shares                                  64.6             64.8              64.5             64.7
                                                         =============    =============     =============    =============

Basic earnings per share                                       $ 0.75           $ 0.53            $ 1.65           $ 1.06
Diluted earnings per share                                     $ 0.73           $ 0.52            $ 1.60           $ 1.04

Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                            2000            1999              2000            1999
                                                        --------------  -------------     --------------  --------------

Net income                                                     $ 47.2         $ 33.4            $ 103.4          $ 67.0
                                                        --------------  -------------     --------------  --------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                          15.3          140.4               43.0           134.3
    Less reclassification adjustments for gains
      included in net income                                     (4.0)          (0.6)             (11.6)           (3.9)
  Foreign currency translation adjustments                       (2.1)          (2.4)              (2.9)           (1.7)
  Deferred income taxes                                          (4.3)         (54.6)             (12.3)          (50.9)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income                                    4.9           82.8               16.2            77.8
                                                        --------------  -------------     --------------  --------------
Comprehensive income                                           $ 52.1        $ 116.2            $ 119.6         $ 144.8
                                                        ==============  =============     ==============  ==============


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

Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                   Three Months Ended June 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 155.2        $ 128.1         $ 51.3          $ 2.4     $                   $ 337.0
Intersegment revenues                           0.4           13.5                           5.8           (19.7)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              155.6          141.6           51.3            8.2           (19.7)          337.0

Costs and expenses                             94.7          118.4           42.4            5.4           (19.7)          241.2
Depreciation and amortization                  17.2            8.6            3.9            2.0                            31.7
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         43.7           14.6            5.0            0.8                            64.1
Other income, net                               1.3                                          6.2                             7.5
Equity in earnings (losses) of
     unconsolidated affiliates                  3.7                                         (0.2)                            3.5
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 48.7         $ 14.6          $ 5.0          $ 6.8     $                    $ 75.1
                                       =============  =============  =============  =============   =============  ==============

                                                                   Three Months Ended June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 138.0        $ 111.8         $ 52.3          $ 3.2     $                   $ 305.3
Intersegment revenues                           0.3           13.1                           5.3           (18.7)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              138.3          124.9           52.3            8.5           (18.7)          305.3

Costs and expenses                             91.1          104.7           44.9            4.1           (18.7)          226.1
Depreciation and amortization                  14.6            7.9            3.4            1.9                            27.8
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         32.6           12.3            4.0            2.5                            51.4
Other income, net                              (2.7)           0.2           (0.1)           1.7                            (0.9)
Equity in earnings of
     unconsolidated affiliates                  2.6                                                                          2.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 32.5         $ 12.5          $ 3.9          $ 4.2     $                    $ 53.1
                                       =============  =============  =============  =============   =============  ==============



                                                                    Six Months Ended June 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 302.5        $ 269.9        $ 100.0          $ 5.0     $                   $ 677.4
Intersegment revenues                           0.9           26.9                          11.4           (39.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              303.4          296.8          100.0           16.4           (39.2)          677.4

Costs and expenses                            189.2          241.7           84.5           10.1           (39.2)          486.3
Depreciation and amortization                  34.7           16.5            8.0            4.1                            63.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         79.5           38.6            7.5            2.2                           127.8
Other income, net                               2.1                                         26.7                            28.8
Equity in earnings (losses) of
     unconsolidated affiliates                  8.1                                         (0.5)                            7.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 89.7         $ 38.6          $ 7.5         $ 28.4     $                   $ 164.2
                                       =============  =============  =============  =============   =============  ==============

                                                                    Six Months Ended June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 272.2        $ 225.0        $ 100.5          $ 6.0     $                   $ 603.7
Intersegment revenues                           0.7           25.8                          10.7           (37.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              272.9          250.8          100.5           16.7           (37.2)          603.7

Costs and expenses                            181.6          207.8           86.5            8.4           (37.2)          447.1
Depreciation and amortization                  29.5           15.0            7.0            3.8                            55.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         61.8           28.0            7.0            4.5                           101.3
Other income, net                              (2.4)           0.3           (0.2)           3.1                             0.8
Equity in earnings (losses) of
     unconsolidated affiliates                  4.8            0.1                          (0.1)                            4.8
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 64.2         $ 28.4          $ 6.8          $ 7.5     $                   $ 106.9
                                       =============  =============  =============  =============   =============  ==============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.5 million and $2.9 million for the three and six months ended June 30, 2000, respectively, and $1.2 million and $2.7 million for the three and six months ended June 30, 1999, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding periods.


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


RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                            Three Months                      Six Months
                                                           Ended June 30,                   Ended June 30,
                                                     ----------------------------    -----------------------------
Operating results                                        2000           1999             2000           1999
                                                     -------------  -------------    -------------  --------------

Revenues
     Financial Services                                   $ 155.6        $ 138.3          $ 303.4         $ 272.9
     Output Solutions                                       141.6          124.9            296.8           250.8
     Customer Management                                     51.3           52.3            100.0           100.5
     Investments and Other                                    8.2            8.5             16.4            16.7
     Eliminations                                           (19.7)         (18.7)           (39.2)          (37.2)
                                                     -------------  -------------    -------------  --------------
                                                          $ 337.0        $ 305.3          $ 677.4         $ 603.7
                                                     =============  =============    =============  ==============
     % change from prior year periods                       10.4%          13.2%            12.2%           12.7%

Income from operations
     Financial Services                                    $ 43.7         $ 32.6           $ 79.5          $ 61.8
     Output Solutions                                        14.6           12.3             38.6            28.0
     Customer Management                                      5.0            4.0              7.5             7.0
     Investments and Other                                    0.8            2.5              2.2             4.5
                                                     -------------  -------------    -------------  --------------
                                                             64.1           51.4            127.8           101.3

Interest expense                                             (1.5)          (1.2)            (2.9)           (2.7)
Other income, net                                             7.5           (0.9)            28.8             0.8
Equity in earnings of unconsolidated
  affiliates, net of income taxes                             3.5            2.6              7.6             4.8
                                                     -------------  -------------    -------------  --------------
Income before income taxes and
  minority interests                                         73.6           51.9            161.3           104.2
     Income taxes                                            26.4           18.6             57.9            37.4
     Minority interests                                                     (0.1)                            (0.2)
                                                     -------------  -------------    -------------  --------------
Net income                                                 $ 47.2         $ 33.4          $ 103.4          $ 67.0
                                                     =============  =============    =============  ==============
Basic earnings per share                                   $ 0.75         $ 0.53           $ 1.65          $ 1.06
Diluted earnings per share                                 $ 0.73         $ 0.52           $ 1.60          $ 1.04


Consolidated revenues

Consolidated revenues for the three and six months ended June 30, 2000 increased $31.7 million and $73.7 million, respectively, which represents an increase of 10.4% and 12.2%, respectively, over the comparable periods in 1999. U.S. revenues for the three and six months ended June 30, 2000 were $296.6 million and $599.3 million, respectively, an increase of 12.9% and 15.1%, respectively, over the same periods in 1999. International revenues for the three and six months ended June 30, 2000 were $40.4 million and $78.1 million, respectively, a decrease of 4.9% and 6.1%, respectively, over the same periods in 1999.

Financial Services Segment revenues for the three and six months ended June 30, 2000 increased $17.3 million and $30.5 million, respectively, or 12.5% and 11.2%, respectively, over the same periods in 1999. U.S. Financial Services Segment revenues for the three and six months ended June 30, 2000 increased $18.9 million and $35.7 million, respectively, or 17.9% and 17.2%, respectively, over the same periods in 1999, primarily from an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 63.9 million at June 30, 2000, an increase of 13.3% from the 56.4 million serviced at December 31, 1999 and an increase of 19.9% from the 53.3 million serviced at June 30, 1999.

Output Solutions Segment revenues for the three and six months ended June 30, 2000 increased $16.7 million and $46.0 million, respectively, or 13.4% and 18.3%, respectively, over the same periods in 1999. Revenue growth resulted from increased volume of images and statements produced from U.S. mutual fund shareowner account growth, and internal growth of existing customers primarily in telecommunications. Output Solutions Segment images produced for the three and six months ended June 30, 2000 increased 17.3% and 17.2%, respectively, to
1.8 billion and 3.6 billion, respectively, and statements mailed increased 15.2% and 16.8%, respectively, to 450.2 million and 934.9 million, respectively, compared to the same periods in 1999.

Customer Management Segment revenues for the three and six months ended June 30, 2000 decreased $1.0 million or 1.9% and $0.5 million or 0.5%, respectively, over the same periods in 1999, as processing and software service revenues and equipment sales decreased.

Investments and Other Segment revenues decreased $0.3 million for the three and six months ended June 30, 2000, a decline of 3.5% and 1.8%, respectively, as compared to the same periods in 1999. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2000 increased $12.7 million and $26.5 million, respectively, or 24.7% and 26.2%, respectively, over same periods in 1999. U.S. income from operations for the three and six months ended June 30, 2000 was $55.4 million and $114.6 million, respectively, an increase of 27.6% and 32.0%, respectively, over the same periods in 1999. International income from operations for the three and six months ended June 30, 2000 was $8.7 million and $13.2 million, respectively, an increase of 8.7% and a decrease of 9.0%, respectively, compared to the same periods in 1999.

Financial Services Segment income from operations for the three and six months ended June 30, 2000 increased 34.0% or $11.1 million and 28.6% or $17.7 million, respectively, over the comparable prior year periods to $43.7 million and $79.5 million, respectively. This resulted in operating margins of 28.1% and 26.2%, respectively, for the three and six months ended June 30, 2000, compared to 23.6% and 22.6% for the comparable prior year periods. The increase in operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three and six months ended June 30, 2000 increased $2.3 million and $10.6 million, respectively, or 18.7% and 37.9%, respectively, over the same periods in 1999. Output Solutions Segment operating margin was 10.3% and 13.0%, respectively, for the three and six months ended June 30, 2000 compared to 9.8% and 11.2%, respectively, for the same periods in 1999. The improvement in the 2000 operating margin results are primarily from increased volume of images and statements produced.

Customer Management Segment income from operations totaled $5.0 million and $7.5 million for the three and six months ended June 30, 2000, respectively, an increase of 25.0% and 7.1% over the comparable prior year periods. Operating margins were 9.7% and 7.5% for the three and six months ended June 30, 2000, respectively, compared to 7.6% and 7.0% for the comparable prior year periods.

Investments and Other Segment income from operations was $0.8 million and $2.2 million for the three and six months ended June 30, 2000, respectively, as compared to $2.5 million and $4.5 million for the three and six months ended June 30, 1999, respectively.


Interest expense

Interest expense totaled $1.5 million and $2.9 million, respectively, for the three and six months ended June 30, 2000, an increase from $1.2 million and $2.7 million recorded in the comparable periods in 1999. Average interest rates and borrowings were higher in 2000 compared to 1999.

Other income, net

Other income was $7.5 million and $28.8 million for the three and six months ended June 30, 2000, respectively, an increase of $8.4 million and $28.0 million over the comparable periods in 1999. The increases are principally from $4.4 million and $12.0 million in pre-tax gains on sales of available-for-sale securities during the three and six months ended June 30, 2000, respectively, higher levels of interest and dividend income, and a $10.8 million pretax settlement of a legal dispute related to a former equity investment that was received during the first quarter of 2000. The settlement agreement resolves all outstanding issues related to this former equity investment. Included in the 1999 results were $2.9 million of losses on equipment dispositions.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $3.5 million and $7.6 million for the three and six months ended June 30, 2000, respectively, as compared to $2.6 million and $4.8 million for the three and six months ended June 30, 1999. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity. The Company recorded losses from European Financial Data Services (EFDS) of $0.2 million for the three months ended June 30, 2000, a reduction from $0.5 million of losses for the three months ended June 30, 1999. The Company recorded earnings from EFDS of $0.1 million for the six months ended June 30, 2000, as compared to a recorded loss of $1.9 million for the six months ended June 30, 1999. EFDS earnings were positively affected by higher levels of accounts serviced, offset by continued system development and conversion costs for FAST(TM), both of which will continue throughout the remainder of 2000. Earnings from Argus Health Systems for the three and six months ended June 30, 2000 decreased from the prior year periods primarily from increased data processing costs and depreciation charges.

Income taxes

The Company's effective tax rates were essentially unchanged from prior year rates. The 2000 and 1999 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three and six months ended June 30, 2000 increased 12.5% and 11.2%, respectively, over the same periods in 1999 to $155.6 million and $303.4 million, respectively. U.S. Financial Services revenue increased 17.9% to $124.3 million and 17.2% to $243.5 million for the three and six months ended June 30, 2000, respectively. U.S. mutual fund processing revenues for the three and six months ended June 30, 2000 increased 16.4% and 17.7%, respectively, over the prior year periods as shareowner accounts serviced increased 19.9% from 53.3 million at June 30, 1999 to 63.9 million at June 30, 2000. U.S. Automated Work Distributor ("AWD") product revenues for the three and six months ended June 30, 2000 increased 32.9% and 17.8%, respectively, over the same periods in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the three and six months ended June 30, 2000 decreased 4.9% to $31.3 million and 8.0% to $59.9 million, respectively. The revenue decrease resulted primarily from lower professional service revenues partially offset by increased software license revenues, Canadian mutual fund shareowner processing revenues and international AWD software maintenance revenues.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2000 increased 4.2% to $94.7 million and 4.2% to $189.2 million, respectively, over the comparable periods in 1999. Personnel costs for the three and six months ended June 30, 2000, increased 5.0% and 4.7%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth.

Depreciation and amortization
Segment depreciation and amortization increased 17.8% or $2.6 million and 17.6% or $5.2 million for the three and six months ended June 30, 2000, respectively, over the comparable periods in 1999. The increase is primarily attributable to amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three and six months ended June 30, 2000 increased 34.0% to $43.7 million and 28.6% to $79.5 million, respectively, over the comparable prior year periods. The Segment's operating margins were 28.1% and 26.2% for the three and six months ended June 30, 2000, respectively, as compared to 23.6% and 22.6% for the three and six months ended June 30, 1999, respectively. The increases in Financial Services Segment operating margins are primarily a result of increased U.S. revenues.


OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and six months ended June 30, 2000 increased 13.4% to $141.6 million and 18.3% to $296.8 million, respectively, as compared to the same periods in 1999. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced from U.S. mutual fund shareowner growth and internal growth of existing customers, primarily in telecommunications.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2000 increased 13.1% to $118.4 million and 16.3% to $241.7 million, respectively, over the comparable prior year periods. Personnel costs for the three and six months ended June 30, 2000 increased 15.7% and 16.1%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and costs relating primarily to ongoing product development and integration costs to standardize facilities and systems.

Depreciation and amortization
Segment depreciation and amortization for the three and six months ended June 30, 2000 increased 8.9% to $8.6 million and 10.0% to $16.5 million, respectively, as compared to the same periods in 1999 related to increased capital costs to support revenue growth.

Income from operations
The increase in the Segment's income from operations for the three and six months ended June 30, 2000 of $2.3 million or 18.7% and $10.6 million or 37.9%, respectively, over the same periods in 1999 is primarily attributable to increased volumes for images and statements. The Segment's operating margins were 10.3% and 13.0% for the three and six months ended June 30, 2000, respectively, as compared to 9.8% and 11.2% for the three and six months ended June 30, 1999, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three and six months ended June 30, 2000 decreased 1.9% to $51.3 million and 0.5% to $100.0 million, respectively, as compared to the three and six months ended June 30, 1999. Processing and software service revenues decreased to $47.2 million and increased to $93.3 million for the three and six months ended June 30, 2000, respectively, from $47.5 million and $92.4 million for the three and six months ended June 30, 1999, respectively. Equipment sales decreased to $4.1 million and $6.7 million for the three and six months ended June 30, 2000, respectively, from $4.8 million and $8.1 million for the three and six months ended June 30, 1999, respectively.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2000 decreased $2.5 million or 5.6%, and $2.0 million or 2.3%, respectively, primarily attributable to management of personnel costs and lower equipment costs related to sales to customers offset by increased international operations.

Depreciation and amortization
Segment depreciation and amortization for the three and six months ended June 30, 2000 increased 14.7% and 14.3%, respectively, compared to the same period in 1999. The increase is related primarily to product development.

Income from operations
Segment income from operations for the three and six months ended June 30, 2000 increased $1.0 million and $0.5 million, respectively, or 25.0% and 7.1%, respectively, compared to the prior year periods, resulting in an operating margin of 9.7% and 7.5% for the three and six months ended June 30, 2000, respectively, as compared to 7.6% and 7.0% for the three and six months ended June 30, 1999, respectively.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.2 million and $16.4 million for the three and six months ended June 30, 2000, respectively, a decline of $0.3 million as compared to prior year periods. The decrease is primarily attributable to a decline in the Company's hardware leasing activities partially offset by an increase in real estate revenues.

Costs and expenses
Investments and Other Segment costs and expenses increased in the three and six months ended June 30, 2000, respectively, as compared to the three and six months ended June 30, 1999, respectively, primarily as a result of additional real estate activities.

Depreciation and amortization
Depreciation and amortization increased $0.1 million and $0.3 million for the three and six months ended June 30, 2000, respectively, over the same periods in 1999, as a result of increased depreciation related to additional real estate activities.

Income from operations
The segment's income from operations totaled $0.8 million and $2.2 million for the three and six months ended June 30, 2000, respectively, as compared to $2.5 million and $4.5 million for the three and six months ended June 30, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $144.9 million for the six months ended June 30, 2000. Operating cash flows for the six months ended June 30, 2000 were primarily impacted by net income of $103.4 million and depreciation and amortization of $63.3 million.

Cash flows used in investing activities totaled $105.5 million for the six months ended June 30, 2000. The Company expended $76.2 million during the six months ended June 30, 2000 for capital additions. Investments and advances to unconsolidated affiliates totaled $57.6 million. During the six months ended June 30, 2000, the Company received $30.0 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $41.4 million for the six months ended June 30, 2000. The Company also received proceeds from the exercise of stock options of $19.4 million for the six months ended June 30, 2000. The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes, of which $50 million matures March 2001 and $60 million matures May 2001. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $16.3 million for the six months ended June 30, 2000, bringing total borrowings under these facilities to $37.0 million.

During the six months ended June 30, 2000, DST purchased 1,195,000 shares of its common stock under its previously announced share repurchase programs for $77.1 million. The shares purchased will be utilized for DST's stock award and stock option programs and general corporate purposes. As of June 30, 2000, DST has purchased 2,035,000 shares since the programs commenced.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 4.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the six months ended June 30, 2000, 457,500 shares were purchased by the Company under these agreements for $28.3 million. As of June 30, 2000, the cost to settle the agreements would be approximately $221 million for 3.5 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares through September 2002.

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

OTHER

Comprehensive income. The Company's comprehensive income totaled $52.1 million and $119.6 million for the three and six months ended June 30, 2000, respectively, as compared to $116.2 million and $144.8 million, respectively, for the three and six months ended June 30, 1999. Comprehensive income consists of net income of $47.2 million and $103.4 million, respectively, and other comprehensive income of $4.9 million and $16.2 million, respectively, for the three and six months ended June 30, 2000, and net income of $33.4 million and $67.0 million, respectively, and other comprehensive income of $82.8 million and $77.8 million, respectively, for the three and six months ended June 30, 1999. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments.

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

The Company utilized $3.4 million and $3.5 million in the three and six months ended June 30, 2000, respectively, related to the accrued integration costs. Of the remaining accrued integration costs of $1.4 million at June 30, 2000, $0.7 million and $0.7 million relate to the Output Solutions and Customer Management Segments, respectively.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Five locations have been closed as of June 30, 2000. The remainder will be closed in 2000 once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of June 30, 2000 was approximately $1.4 billion. The impact of a 10% change in fair value of these investments would be approximately $89.0 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At June 30, 2000, the Company had $80.2 million of long-term debt, of which $51.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk
The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, and Australian dollar. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 9, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement dated March 30, 2000. A total of 58,960,371 shares of Common Stock, or 94.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matters as follows:

1)   Election of three directors for terms ending in 2003:

                      James C. Castle          Thomas A.           William C.
                                              McCullough             Nelson
                      ----------------     ----------------     ----------------

     For                   57,192,728           58,644,194           58,662,309
     Withheld               1,767,643              316,177              298,062
                      ----------------     ----------------     ----------------
     Total                 58,960,371           58,960,371           58,960,371
                      ================     ================     ================

The terms of office of Directors A. Edward Allinson, George L. Argyros and Michael G. Fitt will continue until the Annual Meeting of Stockholders in 2001. The terms of office of Directors Thomas A. McDonnell and M. Jeannine Strandjord will continue until the Annual Meeting of Stockholders in 2002.

2)   Approval of DST Employee Stock Purchase Plan:

     For                           53,071,719
     Against                          245,200
     Withheld                          59,090
     Broker Non-votes               5,584,362
                              ----------------
     Total                         58,960,371
                              ================



3)   Amendment of Certificate of Incorporation to increase Authorized Capital
     Stock:

     For                           47,691,634
     Against                        5,767,368
     Withheld                       5,501,369
                              ----------------
     Total                         58,960,371
                              ================

4)  Approval of amendment of DST Stock Option Plan to increase Authorized
    Shares:

     For                           37,713,543
     Against                       10,344,976
     Withheld                       5,252,255
     Broker Non-votes               5,649,597
                              ----------------
     Total                         58,960,371
                              ================

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


Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                  June 30,         December 31,
                                                                    2000               1999
                                                               ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                   63.9               56.4
  Canada                                                                  3.3                2.4
  United Kingdom (1)                                                      2.5                2.0
TRAC-2000 mutual fund accounts (millions) (2)                             4.4                3.4
TRAC-2000 participants (millions)                                         1.4                1.3
IRA mutual fund accounts (millions) (2)                                  15.9               14.0
Portfolio Accounting System portfolios                                  1,991              1,988
Automated Work Distributor workstations                                65,600             57,700


Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)            41.5               39.1


                                                                      For the Six Months
                                                                        Ended June 30,
                                                                    2000               1999
                                                               ---------------    ---------------
Output Solutions Operating Data
Images produced (millions)                                              1,771              1,510
Items mailed (millions)                                                   450                391


(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

     Exhibit Number        Document
     27.1                  Financial Data Schedule

(b)      Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated April 20, 2000, reporting the announcement of financial results for the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 14, 2000.

DST Systems, Inc.

/s/ Kenneth V. Hager
---------------------------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)


