Form 10-Q
period 2000-09-30
DST SYSTEMS INC
filed 2000-11-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

        Number of shares outstanding of the Company's common stock as of
                              September 30, 2000:
                    Common Stock $.01 par value - 124,862,590


                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 2000
                                Table of Contents

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                                 3

         Condensed Consolidated Balance Sheet -
         September 30, 2000 and December 31, 1999                              4

         Condensed Consolidated Statement of Income -
         Three and Nine Months Ended September 30, 2000 and 1999               5

         Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999                         6

         Notes to Condensed Consolidated Financial Statements               7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities                                                21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     23


SIGNATURES                                                                    23


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor(TM), AWD(R), FAST(TM) referred to in this Report.


                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 2000


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.


                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                 (dollars in millions, except per share amounts)
                                   (unaudited)
                                                                    September 30,    December 31,
                                                                         2000            1999
                                                                    -------------    ------------
 ASSETS
 Current assets
     Cash and cash equivalents                                            $ 67.8          $ 89.0
     Accounts receivable                                                   321.0           320.6
     Other current assets                                                   48.8            54.9
                                                                     -----------      ----------
                                                                           437.6           464.5
 Investments                                                             1,730.9         1,477.7
 Properties                                                                363.6           338.7
 Intangibles and other assets                                               51.3            45.4
                                                                     -----------      ----------
          Total assets                                                 $ 2,583.4       $ 2,326.3
                                                                     ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Debt due within one year                                             $ 16.2          $ 18.4
     Accounts payable                                                       76.5            93.7
     Accrued compensation and benefits                                      62.6            57.9
     Deferred revenues and gains                                            33.2            44.1
     Other liabilities                                                      64.9            71.7
                                                                     -----------      ----------
                                                                           253.4           285.8
 Long-term debt                                                             70.3            44.4
 Deferred income taxes                                                     528.3           452.2
 Other liabilities                                                          82.4            80.3
                                                                     -----------      ----------
                                                                           934.4           862.7
                                                                     -----------      ----------
 Commitments and contingencies
                                                                     -----------      ----------

 Stockholders' equity
     Common stock, $0.01 par; 300,000,000 shares authorized,
          127,633,278 shares issued                                          1.3             1.3
     Additional paid-in capital                                            440.1           453.5
     Retained earnings                                                     664.4           516.2
     Treasury stock (2,770,688 and 1,380,538 shares,
          respectively), at cost                                           (94.6)          (40.1)
     Accumulated other comprehensive income                                637.8           532.7
                                                                     -----------      ----------
          Total stockholders' equity                                     1,649.0         1,463.6
                                                                     -----------      ----------
          Total liabilities and stockholders' equity                   $ 2,583.4       $ 2,326.3
                                                                     ===========      ==========






   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                             For the Three Months               For the Nine Months
                                                             Ended September 30,                Ended September 30,
                                                            2000             1999              2000             1999
                                                        --------------  ---------------   ---------------  ---------------
Revenues                                                      $ 335.5          $ 304.6         $ 1,012.9          $ 908.3

Costs and expenses                                              238.0            227.5             724.3            674.6
Depreciation and amortization                                    31.6             28.8              94.9             84.1
                                                        --------------  ---------------   ---------------  ---------------

Income from operations                                           65.9             48.3             193.7            149.6

Interest expense                                                 (1.6)            (1.2)             (4.5)            (3.9)
Other income, net                                                 3.4              4.2              32.2              5.0
Equity in earnings of unconsolidated affiliates                   2.2              1.5               9.8              6.3
                                                        --------------  ---------------   ---------------  ---------------

Income before income taxes and minority interests                69.9             52.8             231.2            157.0
Income taxes                                                     25.1             19.0              83.0             56.4
                                                        --------------  ---------------   ---------------  ---------------

Income before minority interests                                 44.8             33.8             148.2            100.6
Minority interests                                                                (0.1)                              (0.3)
                                                        --------------  ---------------   ---------------  ---------------

Net income                                                     $ 44.8           $ 33.9           $ 148.2          $ 100.9
                                                        ==============  ===============   ===============  ===============

Average common shares outstanding                               125.0            126.8             125.4            126.3
Diluted shares outstanding                                      129.5            130.3             129.2            129.7

Basic earnings per share                                       $ 0.36           $ 0.27            $ 1.18           $ 0.80
Diluted earnings per share                                     $ 0.35           $ 0.26            $ 1.15           $ 0.78






   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   2000                1999
                                                                              ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                            $ 148.2             $ 100.9
                                                                              ----------------    ----------------

     Depreciation and amortization                                                       94.9                84.1
     Equity in earnings of unconsolidated affiliates                                     (9.8)               (6.3)
     Net realized gain from sale of investments                                         (11.6)               (5.7)
     Deferred taxes                                                                       3.3                (2.9)
     Changes in accounts receivable                                                       0.1                (8.7)
     Changes in other current assets                                                      8.8                 4.4
     Changes in accounts payable and accrued liabilities                                 (6.0)                4.4
     Other, net                                                                           0.4                 2.9
                                                                              ----------------    ----------------
Total adjustments to net income                                                          80.1                72.2
                                                                              ----------------    ----------------
     Net                                                                                228.3               173.1
                                                                              ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                        30.0                14.8
Investments and advances to unconsolidated affiliates                                   (82.2)              (31.1)
Capital expenditures                                                                   (121.2)              (98.4)
Other, net                                                                               (1.1)               10.5
                                                                              ----------------    ----------------
     Net                                                                               (174.5)             (104.2)
                                                                              ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                                   30.0                20.6
Proceeds from issuance of long-term debt                                                                     11.5
Principal payments on long-term debt                                                     (7.6)              (11.0)
Net increase in revolving credit facilities and notes payable                            29.4                 1.1
Common stock repurchased                                                               (126.9)              (22.4)
Other, net                                                                                0.1                (1.2)
                                                                              ----------------    ----------------
     Net                                                                                (75.0)               (1.4)
                                                                              ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                    (21.2)               67.5
Cash and cash equivalents at beginning of period                                         89.0                28.1
                                                                              ----------------    ----------------

Cash and cash equivalents at end of period                                             $ 67.8              $ 95.6
                                                                              ================    ================







   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies
The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2000 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year 2000.

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

The Company utilized $0.5 million and $4.0 million in the three and nine months ended September 30, 2000, respectively, related to the accrued integration costs. At September 30, 2000, the remaining accrued integration costs of $0.9 million relate primarily to the Output Solutions Segment.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Five locations have been closed as of September 30, 2000. The remainder will be closed once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

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

3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership          September 30,      December 31,
                                                         Percentage              2000               1999
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%                     $ 780.6            $ 438.4
     Computer Sciences Corporation                           5%                       641.0              816.8
     Euronet Worldwide Inc.                                  11%                       13.2               14.4
     Other available-for-sale securities                                              112.4               63.3
                                                                            ----------------   ----------------
                                                                                    1,547.2            1,332.9
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       58.4               48.3
     European Financial Data Services Limited                50%                        9.5                8.0
     Argus Health Systems, Inc.                              50%                        6.9                6.4
     Other unconsolidated affiliates                                                   58.4               34.8
                                                                            ----------------   ----------------
                                                                                      133.2               97.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          18.5               16.0
     Other                                                                             32.0               31.3
                                                                            ----------------   ----------------
                                                                                       50.5               47.3
                                                                            ----------------   ----------------
Total investments                                                                 $ 1,730.9          $ 1,477.7
                                                                            ================   ================

Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                             September 30,       December 31,
                                                  2000               1999
                                            -----------------  -----------------

Cost                                                 $ 490.8            $ 456.5
Gross unrealized gains                               1,058.6              877.9
Gross unrealized losses                                 (2.2)              (1.5)
                                            -----------------  -----------------
Market value                                       $ 1,547.2          $ 1,332.9
                                            =================  =================

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months             For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                          2000             1999            2000             1999
                                                      --------------  ---------------  --------------   --------------
Boston Financial Data Services, Inc.                          $ 2.4            $ 2.3          $ 10.1            $ 7.3
European Financial Data Services Limited                       (1.0)            (1.5)           (0.9)            (3.4)
Argus Health Systems, Inc.                                      0.1              0.5             0.5              2.1
Other                                                           0.7              0.2             0.1              0.3
                                                      --------------  ---------------  --------------   --------------
                                                              $ 2.2            $ 1.5           $ 9.8            $ 6.3
                                                      ==============  ===============  ==============   ==============

4.  Stockholders' Equity

Stock split. On September 26, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to stockholders' equity, shares outstanding and earnings per share amounts have been restated to reflect this stock split.

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         For the Three Months              For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                         2000             1999             2000            1999
                                                    ---------------  ---------------  ---------------  --------------
Net income                                                  $ 44.8           $ 33.9          $ 148.2         $ 100.9
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            125.0            126.8            125.4           126.3
Incremental shares from assumed
  conversions of stock options                                 4.5              3.5              3.8             3.4
                                                    ---------------  ---------------  ---------------  --------------

Diluted potential common shares                              129.5            130.3            129.2           129.7
                                                    ===============  ===============  ===============  ==============

Basic earnings per share                                    $ 0.36           $ 0.27           $ 1.18          $ 0.80
Diluted earnings per share                                  $ 0.35           $ 0.26           $ 1.15          $ 0.78


Comprehensive  income.   Components  of  comprehensive  income  consist  of  the
following (in millions):

                                                            For the Three Months               For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                            2000            1999              2000            1999
                                                        --------------  -------------     --------------  --------------
Net income                                                     $ 44.8         $ 33.9            $ 148.2         $ 100.9
                                                        --------------  -------------     --------------  --------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                         148.6         (115.4)             191.6            18.9
    Less reclassification adjustments for gains
      included in net income                                                    (1.8)             (11.6)           (5.7)
  Foreign currency translation adjustments                       (1.7)           1.4               (4.6)           (0.3)
  Deferred income taxes                                         (58.0)          45.8              (70.3)           (5.1)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income                                   88.9          (70.0)             105.1             7.8
                                                        --------------  -------------     --------------  --------------
Comprehensive income                                          $ 133.7        $ (36.1)           $ 253.3         $ 108.7
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

Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                 Three Months Ended September 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------
Revenues                                    $ 155.5        $ 130.2         $ 47.7          $ 2.1     $                   $ 335.5
Intersegment revenues                           0.4           13.7                           5.9           (20.0)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              155.9          143.9           47.7            8.0           (20.0)          335.5

Costs and expenses                             89.3          122.4           41.4            4.9           (20.0)          238.0
Depreciation and amortization                  16.8            9.1            3.9            1.8                            31.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         49.8           12.4            2.4            1.3                            65.9
Other income, net                               1.3                                          2.1                             3.4
Equity in earnings of
     unconsolidated affiliates                  1.6            0.2                           0.4                             2.2
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 52.7         $ 12.6          $ 2.4          $ 3.8     $                    $ 71.5
                                       =============  =============  =============  =============   =============  ==============

                                                                 Three Months Ended September 30, 1999
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 139.6        $ 115.2         $ 47.0          $ 2.8     $                   $ 304.6
Intersegment revenues                           0.4           13.2                           5.3           (18.9)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              140.0          128.4           47.0            8.1           (18.9)          304.6

Costs and expenses                             93.1          108.8           39.7            4.8           (18.9)          227.5
Depreciation and amortization                  15.2            8.3            3.4            1.9                            28.8
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         31.7           11.3            3.9            1.4                            48.3
Other income, net                               0.9            0.2           (0.1)           3.2                             4.2
Equity in earnings of
     unconsolidated affiliates                  1.2                                          0.3                             1.5
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 33.8         $ 11.5          $ 3.8          $ 4.9     $                    $ 54.0
                                       =============  =============  =============  =============   =============  ==============

                                                                 Nine Months Ended September 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------
Revenues                                    $ 458.0        $ 400.1        $ 147.7          $ 7.1     $                 $ 1,012.9
Intersegment revenues                           1.3           40.6                          17.3           (59.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              459.3          440.7          147.7           24.4           (59.2)        1,012.9

Costs and expenses                            278.5          364.1          125.9           15.0           (59.2)          724.3
Depreciation and amortization                  51.5           25.6           11.9            5.9                            94.9
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                        129.3           51.0            9.9            3.5                           193.7
Other income, net                               3.4                                         28.8                            32.2
Equity in earnings (losses) of
     unconsolidated affiliates                  9.7            0.2                          (0.1)                            9.8
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                       $ 142.4         $ 51.2          $ 9.9         $ 32.2     $                   $ 235.7
                                       =============  =============  =============  =============   =============  ==============

                                                                 Nine Months Ended September 30, 1999
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 411.8        $ 340.2        $ 147.5          $ 8.8     $                   $ 908.3
Intersegment revenues                           1.1           39.0                          16.0           (56.1)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              412.9          379.2          147.5           24.8           (56.1)          908.3

Costs and expenses                            274.7          316.6          126.2           13.2           (56.1)          674.6
Depreciation and amortization                  44.7           23.3           10.4            5.7                            84.1
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         93.5           39.3           10.9            5.9                           149.6
Other income, net                              (1.5)           0.5           (0.3)           6.3                             5.0
Equity in earnings of
     unconsolidated affiliates                  6.0            0.1                           0.2                             6.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 98.0         $ 39.9         $ 10.6         $ 12.4     $                   $ 160.9
                                       =============  =============  =============  =============   =============  ==============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.6 million and $4.5 million for the three and nine months ended September 30, 2000, respectively, and $1.2 million and $3.9 million for the three and nine months ended September 30, 1999, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                            Three Months                     Nine Months
                                                         Ended September 30,             Ended September 30,
                                                     ----------------------------    -----------------------------
Operating results                                        2000           1999             2000           1999
                                                     -------------  -------------    -------------  --------------

Revenues
     Financial Services                                   $ 155.9        $ 140.0          $ 459.3         $ 412.9
     Output Solutions                                       143.9          128.4            440.7           379.2
     Customer Management                                     47.7           47.0            147.7           147.5
     Investments and Other                                    8.0            8.1             24.4            24.8
     Eliminations                                           (20.0)         (18.9)           (59.2)          (56.1)
                                                     -------------  -------------    -------------  --------------
                                                          $ 335.5        $ 304.6         $1,012.9         $ 908.3
                                                     =============  =============    =============  ==============
     % change from prior year periods                       10.1%          13.3%            11.5%           12.9%

Income from operations
     Financial Services                                    $ 49.8         $ 31.7          $ 129.3          $ 93.5
     Output Solutions                                        12.4           11.3             51.0            39.3
     Customer Management                                      2.4            3.9              9.9            10.9
     Investments and Other                                    1.3            1.4              3.5             5.9
                                                     -------------  -------------    -------------  --------------
                                                             65.9           48.3            193.7           149.6

Interest expense                                             (1.6)          (1.2)            (4.5)           (3.9)
Other income, net                                             3.4            4.2             32.2             5.0
Equity in earnings of unconsolidated
  affiliates, net of income taxes                             2.2            1.5              9.8             6.3
                                                     -------------  -------------    -------------  --------------
Income before income taxes and
  minority interests                                         69.9           52.8            231.2           157.0
     Income taxes                                            25.1           19.0             83.0            56.4
     Minority interests                                                     (0.1)                            (0.3)
                                                     -------------  -------------    -------------  --------------
Net income                                                 $ 44.8         $ 33.9          $ 148.2         $ 100.9
                                                     =============  =============    =============  ==============
Basic earnings per share                                   $ 0.36         $ 0.27           $ 1.18          $ 0.80
Diluted earnings per share                                 $ 0.35         $ 0.26           $ 1.15          $ 0.78


Consolidated revenues

Consolidated revenues for the three and nine months ended September 30, 2000 increased $30.9 million and $104.6 million, respectively, which represent an increase of 10.1% and 11.5%, respectively, over the comparable periods in 1999. U.S. revenues for the three and nine months ended September 30, 2000 were $297.7 million and $897.1 million, respectively, an increase of 12.3% and 14.2%, respectively, over the same periods in 1999. International revenues for the three and nine months ended September 30, 2000 were $37.8 million and $115.8 million, respectively, a decrease of 4.3% and 5.7%, respectively, over the same periods in 1999.

Financial Services Segment revenues for the three and nine months ended September 30, 2000 increased $15.9 million and $46.4 million, respectively, or 11.4% and 11.2%, respectively, over the same periods in 1999. U.S. Financial Services Segment revenues for the three and nine months ended September 30, 2000 increased $18.2 million and $53.9 million, respectively, or 16.8% and 17.0%, respectively, over the same periods in 1999, primarily from an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 65.1 million at September 30, 2000, an increase of 15.4% from the 56.4 million serviced at December 31, 1999 and an increase of 18.8% from the
54.8 million serviced at September 30, 1999.

Output Solutions Segment revenues for the three and nine months ended September 30, 2000 increased $15.5 million and $61.5 million, respectively, or 12.1% and 16.2%, respectively, over the same periods in 1999. Revenue growth resulted from increased volume of images and statements produced from financial services, telecommunications and satellite TV and increased Internet-based electronic bill and statement revenues. Output Solutions Segment images produced for the three and nine months ended September 30, 2000 increased 18.0% and 17.5%, respectively, to 1.8 billion and 5.5 billion, respectively, and statements mailed increased 6.1% and 13.1%, respectively, to 446 million and 1,381 million, respectively, compared to the same periods in 1999.

Customer Management Segment revenues for the three and nine months ended September 30, 2000 increased $0.7 million or 1.5% and $0.2 million or 0.1%, respectively, over the same periods in 1999, as equipment sales increased partially offset by a decrease in processing and software service revenues.

Investments and Other Segment revenues decreased $0.1 million and $0.4 million for the three and nine months ended September 30, 2000 compared to the same periods in 1999. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2000 increased $17.6 million and $44.1 million, respectively, or 36.4% and 29.5%, respectively, over the same periods in 1999. U.S. income from operations for the three and nine months ended September 30, 2000 was $57.2 million and $171.8 million, respectively, an increase of 22.7% and 28.8%, respectively, over the same periods in 1999. International income from operations for the three and nine months ended September 30, 2000 was $8.7 million and $21.9 million, respectively, an increase of $7.0 million and $5.7 million, respectively, compared to the same periods in 1999.

Financial Services Segment income from operations for the three and nine months ended September 30, 2000 increased 57.1% or $18.1 million and 38.3% or $35.8 million, respectively, over the comparable prior year periods to $49.8 million and $129.3 million, respectively. This resulted in operating margins of 31.9% and 28.2%, respectively, for the three and nine months ended September 30, 2000, compared to 22.6% for both the three and nine months ended September 30, 1999. The increase in operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing and the $3.9 million recovery of costs previously expensed in 1999 associated with a terminated international software development contract.

Output Solutions Segment income from operations for the three and nine months ended September 30, 2000 increased $1.1 million and $11.7 million, respectively, or 9.7% and 29.8%, respectively, over the same periods in 1999. Output Solutions Segment operating margin was 8.6% and 11.6%, respectively, for the three and nine months ended September 30, 2000 compared to 8.8% and 10.4%, respectively, for the same periods in 1999. Segment operating margin for the three months ended September 30, 2000 was affected by higher Internet-based electronic bill and statement product development costs and selling costs. Excluding e-commerce activities, operating margin improved over the prior year quarter. The improvement in the year to date 2000 operating margin results are primarily from increased volume of images and statements produced, which were partially offset by the increased spending in Internet-based product development costs.

Customer Management Segment income from operations totaled $2.4 million and $9.9 million for the three and nine months ended September 30, 2000, respectively, a decrease of 38.5% and 9.2% over the comparable prior year periods. Operating margins were 5.0% and 6.7% for the three and nine months ended September 30, 2000, respectively, compared to 8.3% and 7.4% for the comparable prior year periods.

Investments and Other Segment income from operations totaled $1.3 million and $3.5 million for the three and nine months ended September 30, 2000, respectively, as compared to $1.4 million and $5.9 million for the three and nine months ended September 30, 1999, respectively.

Interest expense

Interest expense totaled $1.6 million and $4.5 million, respectively, for the three and nine months ended September 30, 2000, an increase from $1.2 million and $3.9 million recorded in the comparable periods in 1999. Average interest rates and borrowings were higher in 2000 compared to 1999.

Other income, net

Other income was $3.4 million and $32.2 million for the three and nine months ended September 30, 2000, respectively, a decrease of $0.8 million and an increase of $27.2 million over the comparable periods in 1999. The decrease in third quarter 2000 other income is a result of a decrease of $1.8 million in pre-tax gains on sales of available-for-sale securities partially offset by higher dividend and interest income. The year to date increase is principally from $12.2 million in pre-tax gains on sales of available-for-sale securities during the nine months ended September 30, 2000, an increase of $9.1 million over pre-tax gains from 1999, $9.3 in interest and dividend income, an increase of $4.4 million over 1999 year to date levels, and a $10.8 million pretax settlement of a legal dispute related to a former equity investment that was received during the first quarter of 2000. The settlement agreement resolves all outstanding issues related to this former equity investment. Included in the 1999 results were $2.9 million of losses on equipment dispositions.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $2.2 million and $9.8 million for the three and nine months ended September 30, 2000, respectively, as compared to $1.5 million and $6.3 million for the three and nine months ended September 30, 1999. Increased earnings were recorded at Boston Financial Data Services from higher levels of mutual fund activity. The Company recorded losses from European Financial Data Services (EFDS) of $1.0 million and $0.9 million for the three and nine months ended September 30, 2000, a reduction from $1.5 million and $3.4 million of losses, respectively, for the three and nine months ended September 30, 1999. EFDS earnings were positively affected by higher levels of accounts serviced, offset by continued system development and conversion costs for FAST(TM), both of which will continue throughout the remainder of 2000. Earnings from Argus Health Systems for the three and nine months ended September 30, 2000 decreased from the prior year periods as a result of lower revenues from changes in the claims mix, increased data processing costs and depreciation charges.

Income taxes

The Company's effective tax rates were essentially unchanged from prior year rates. The 2000 and 1999 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial  Services  Segment  revenues  for the  three  and  nine  months  ended
September 30, 2000 increased 11.4% and 11.2%, respectively, over the same periods in 1999 to $155.9 million and $459.3 million, respectively. U.S. Financial Services revenue increased 16.8% to $126.6 million and 17.0% to $370.1 million for the three and nine months ended September 30, 2000, respectively. U.S. mutual fund processing revenues for the three and nine months ended September 30, 2000 increased 17.6% and 17.7%, respectively, over the prior year periods as shareowner accounts serviced increased 18.8% from 54.8 million at September 30, 1999 to 65.1 million at September 30, 2000. The Company has contracts with new clients to convert approximately 5.5 million new accounts to its system during the fourth quarter. U.S. Automated Work Distributor ("AWD") product revenues for the three and nine months ended September 30, 2000 increased 30.6% and 21.9%, respectively, over the same periods in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the three and nine months ended September 30, 2000 decreased 7.3% to $29.3 million and 7.8% to $89.2 million, respectively. The revenue decrease resulted primarily from lower professional service revenues partially offset by increased software license revenues, Canadian mutual fund shareowner processing revenues and international AWD software maintenance revenues.

Costs and expenses
Segment  costs and  expenses  for the three  months  ended  September  30,  2000 decreased 4.1% to $89.3 million over the comparable quarter in 1999, primarily from a $3.9 million recovery of costs previously expensed in 1999 associated with a terminated international software development contract. Segment costs and expenses for the nine months ended September 30, 2000 increased 1.4% to $278.5 million over the comparable period in 1999. Personnel costs for the three and nine months ended September 30, 2000, increased 3.4% and 4.5%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth.

Depreciation and amortization
Segment depreciation and amortization increased 10.5% or $1.6 million and 15.2% or $6.8 million for the three and nine months ended September 30, 2000, respectively, over the comparable periods in 1999. The increase is primarily attributable to amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2000 increased 57.1% to $49.8 million and 38.3% to $129.3 million, respectively, over the comparable prior year periods. The Segment's operating margins were 31.9% and 28.2% for the three and nine months ended September 30, 2000, respectively, as compared to 22.6% for the three and nine months ended September 30, 1999, respectively. The increases in Financial Services Segment operating margins are primarily a result of increased U.S. revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and nine months ended September 30, 2000 increased 12.1% to $143.9 million and 16.2% to $440.7 million, respectively, as compared to the same periods in 1999. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced from financial services, internal growth of existing customers, primarily in telecommunications and satellite TV, and increased Internet-based electronic bill and statements revenues.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2000 increased 12.5% to $122.4 million and 15.0% to $364.1 million, respectively, over the comparable prior year periods. Personnel costs for the three and nine months ended September 30, 2000 increased 22.5% and 18.2%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth, integration costs to standardize facilities and systems and higher Internet-based electronic bill and statement product development and selling costs.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 2000 increased 9.6% to $9.1 million and 9.9% to $25.6 million, respectively, as compared to the same periods in 1999 related to increased capital costs to support revenue growth.

Income from operations
The increase in the Segment's income from operations for the three and nine months ended September 30, 2000 of $1.1 million or 9.7% and $11.7 million or 29.8%, respectively, over the same periods in 1999 is primarily attributable to increased volumes for images and statements. The Segment's operating margins were 8.6% and 11.6% for the three and nine months ended September 30, 2000, respectively, as compared to 8.8% and 10.4% for the three and nine months ended September 30, 1999, respectively. Excluding e-commerce activities, operating margin improved over the prior year quarter.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three and nine months ended September 30, 2000 increased 1.5% to $47.7 million and 0.1% to $147.7 million, respectively, as compared to the three and nine months ended September 30, 1999. Processing and software service revenues decreased to $43.0 million and to $136.3 million for the three and nine months ended September 30, 2000, respectively, from $45.0 million and $137.4 million for the three and nine months ended September 30, 1999, respectively. Equipment sales increased to $4.7 million and $11.4 million for the three and nine months ended September 30, 2000, respectively, from $2.0 million and $10.1 million for the three and nine months ended September 30, 1999, respectively.

The Company recently announced that it has signed an agreement with Comcast Cable Communications, Inc. to provide its customer relationship management and workflow business solution, AWD. This is the first customer management client to contract for AWD. No software license revenues were recorded during the quarter ended September 30, 2000.

The Company has been advised that a customer, MediaOne Group Inc. (MediaOne), plans to discontinue its processing agreement as a result of MediaOne's acquisition by AT&T. It is expected that a substantial portion of MediaOne's subscribers will be removed during 2001. At September 30, 2000, the Company serviced 3.6 million MediaOne subscribers.

Costs and expenses
Segment costs and expenses for the three months ended September 30, 2000 increased $1.7 million or 4.3% as a result of increased costs of equipment sales. Segment costs and expenses for the nine months ended September 30, 2000 decreased $0.3 million or 0.2% primarily attributable to management of personnel costs.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 2000 increased 14.7% and 14.4%, respectively, compared to the same period in 1999. The increase is related primarily to the amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2000 decreased $1.5 million and $1.0 million, respectively, or 38.5% and 9.2%, respectively, compared to the prior year periods, resulting in an operating margin of 5.0% and 6.7% for the three and nine months ended September 30, 2000, respectively, as compared to 8.3% and 7.4% for the three and nine months ended September 30, 1999, respectively. The decrease in operating margins is primarily attributable to lower processing and software revenues and higher depreciation and amortization costs related to capitalized software development costs.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $8.0 million and $24.4 million for the three and nine months ended September 30, 2000, respectively, a decline of $0.1 million and $0.4 million, respectively, compared to the three and nine months ended September 30, 1999. The decrease is primarily attributable to a decline in the Company's hardware leasing activities partially offset by an increase in real estate revenues.

Costs and expenses
Investments and Other Segment costs and expenses increased in the three and nine months ended September 30, 2000, respectively, as compared to the three and nine months ended September 30, 1999, respectively, primarily as a result of additional real estate activities.

Depreciation and amortization
Depreciation and amortization decreased $0.1 million and increased $0.1 million for the three and nine months ended September 30, 2000, respectively, over the same periods in 1999.

Income from operations
The segment's income from operations totaled $1.3 million and $3.5 million for the three and nine months ended September 30, 2000, respectively, as compared to $1.4 million and $5.9 million for the three and nine months ended September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $228.3 million for the nine months ended September 30, 2000. Operating cash flows for the nine months ended September 30, 2000 were primarily impacted by net income of $148.2 million and depreciation and amortization of $94.9 million.

Cash flows used in investing activities totaled $174.5 million for the nine months ended September 30, 2000. The Company expended $121.2 million during the nine months ended September 30, 2000 for capital additions. Investments and advances to unconsolidated affiliates totaled $82.2 million. During the nine months ended September 30, 2000, the Company received $30.0 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $75.0 million for the nine months ended September 30, 2000. The Company also received proceeds from the exercise of stock options of $30.0 million for the nine months ended September 30, 2000. The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes, of which $50 million matures March 2001 and $60 million matures May 2001. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $29.3 million for the nine months ended September 30, 2000, bringing total borrowings under these facilities to $50.0 million.

On September 26, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to shares outstanding and earnings per share amounts have been restated to reflect this stock split.

During the nine months ended September 30, 2000, the Company purchased 3,750,000 shares of its common stock under previously announced share repurchase programs for $126.9 million. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of September 30, 2000, DST has purchased 5,430,000 shares since the programs commenced.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 8.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the nine months ended September 30, 2000, and included in the numbers set forth in the preceding paragraph, the Company purchased 1,865,000 shares under these agreements for $57.9 million. As of September 30, 2000, the cost to settle the agreements would be approximately $198.1 million for approximately 6.1 million shares of common stock. The agreements, which expire in January 2001 and September 2002, allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

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

OTHER

Comprehensive income. The Company's comprehensive income totaled $133.7 million and $253.3 million for the three and nine months ended September 30, 2000, respectively, as compared to comprehensive losses of $36.1 million and comprehensive income of $108.7 million, respectively, for the three and nine months ended September 30, 1999. Comprehensive income consists of net income of $44.8 million and $148.2 million, respectively, and other comprehensive income of $88.9 million and $105.1 million, respectively, for the three and nine months ended September 30, 2000, and net income of $33.9 million and $100.9 million, respectively, and other comprehensive losses of $70.0 million and other comprehensive income of $7.8 million, respectively, for the three and nine months ended September 30, 1999. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments.

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

The Company utilized $0.5 million and $4.0 million in the three and nine months ended September 30, 2000, respectively, related to the accrued integration costs. At September 30, 2000, the remaining accrued integration costs of $0.9 million relate primarily to the Output Solutions Segment.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2000 and to facilities that will be closed. Lease payments on closed facilities and abandoned equipment have terms which end in 2000 through 2003. Five locations have been closed as of September 30, 2000. The remainder will be closed once arrangements have been made to process continuing business at other facilities. The costs of transitioning the continuing business have not been accrued.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of September 30, 2000 was approximately $1.5 billion. The impact of a 10% change in fair value of these investments would be approximately $99.2 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At September 30, 2000, the Company had $86.5 million of long-term debt, of which $58.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                               September 30,    December 31,
                                                                                 2000               1999
                                                                            ---------------    ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                                65.1               56.4
  Canada                                                                               3.1                2.4
  United Kingdom (1)                                                                   2.6                2.0
TRAC-2000 mutual fund accounts (millions) (2)                                          4.9                3.4
TRAC-2000 participants (millions)                                                      1.5                1.3
IRA mutual fund accounts (millions) (2)                                               16.3               14.0
Portfolio Accounting System portfolios                                               2,004              1,988
Automated Work Distributor workstations                                             69,000             57,700


Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)                         42.9               39.1


                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                 2000               1999
                                                                            ---------------    ---------------
Output Solutions Operating Data
Images produced (millions)                                                           5,453              4,642
Items mailed (millions)                                                              1,381              1,221


(1) Processed by EFDS, an unconsolidated affiliate of the Company
(2) Included in U.S. mutual fund shareowner accounts processed

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit Number        Document
     27.1                  Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated July 20, 2000, reporting the announcement of financial results for the quarter ended June 30, 2000.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated September 27, 2000, reporting the announcement of a two-for-one stock split to be effected in the form of a stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 14, 2000.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)