Form 10-K
period 2000-12-31
DST SYSTEMS INC
filed 2001-03-15
CIK 714603

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Company as of January 31, 2001:
                 Common Stock, $0.01 par value--$7,403,816,455

  Number of shares outstanding of the Company's common stock as of January 31,
                                     2001:
                   Common Stock, $0.01 par value--124,433,890

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                                   PART OF FORM 10-K INTO
DOCUMENT                                                             WHICH INCORPORATED
--------                                                      --------------------------------
Company's Definitive Proxy Statement for the 2001 Annual                 Part III
Meeting of Stockholders, which will be filed no later than
120 days after December 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DST SYSTEMS, INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

          Cautionary Statement With Respect To Forward-Looking
          Comments....................................................      2

                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     20
Item 3.   Legal Proceedings...........................................     22
Item 4.   Submission of Matters to a Vote of Security Holders.........     22
          Executive Officers and Significant Employees of the
          Company.....................................................     22

                                    PART II

Item 5.   Market for the Company's Common Stock and Related
          Stockholder Matters.........................................     23
Item 6.   Selected Consolidated Financial Data........................     23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     25
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     38
Item 8.   Financial Statements and Supplementary Data.................     39
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     69

                                    PART III

Item 10.  Directors and Executive Officers of the Company.............     69
Item 11.  Executive Compensation......................................     69
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     69
Item 13.  Certain Relationships and Related Transactions..............     69

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     70
          Signatures..................................................     76

AFFINITY-TM-, AUTOMATED WORK DISTRIBUTOR-TM-, AWD-REGISTERED TRADEMARK-, AWD/CONTACT-TM-, AWD/EMAIL-REGISTERED TRADEMARK-, AWD/NETSERVER-TM-, AWD/RIP-REGISTERED TRADEMARK-, AWD/ST-TM-, AWD/NETSERVER-TM-, AWD/VOICE-REGISTERED TRADEMARK-, CLASSROM-REGISTERED TRADEMARK-, CREATIVE DESIGN SERVICES-TM-, CUSTIMA-TM-, CYBERCSR-REGISTERED TRADEMARK-, DDP/SQL-TM-, DIRECT ACCESS-TM-, DST-REGISTERED TRADEMARK-, E.BILL.ANYWHERE(SM,) ELECTRONIC FULFILLMENT-TM-, ELLITE-TM-, ENCORR-REGISTERED TRADEMARK-, FAIRWAY-TM-, FAN-REGISTERED TRADEMARK-, FAN MAIL-REGISTERED TRADEMARK-, FAN INVESTMENT TRACKING-TM-, FAN WEB-TM-, FAN WEB DIRECT-TM-, FAST-TM-, FINANCIAL ACCESS NETWORK-REGISTERED TRADEMARK-, HIINVEST-TM-, HINET-TM-, HIPORTFOLIO/2-TM-, HIWEALTH-TM-, IMPART/UPTIX-TM-, INFO(.)DISC-TM-, INFOQUEST DATA WAREHOUSE-TM-, INFORMA-TM-, INTEGRATED PHARMACY NETWORK SYSTEM-TM-, INTELECABLE-TM-, IPNS-REGISTERED TRADEMARK-, PALADIGN-TM-, PAS-TM-, PORTFOLIO ACCOUNTING SYSTEM-TM-, POWERSTORE-REGISTERED TRADEMARK-,
RAPIDCONFIRM-REGISTERED TRADEMARK-, RAPID ENROLLER(SM), RAPID FULFILLMENT(SM),STARGATE-TM-, SECURITIES TRANSFER SYSTEM-TM-, STMS-TM-, STS-TM-, SUBSCRIBER TRANSACTION MANAGEMENT SYSTEM-TM-, TA2000-REGISTERED TRADEMARK-, TECHCONNECT-TM-, TRAC-2000-REGISTERED TRADEMARK-, VISION-REGISTERED TRADEMARK-, YOURACCOUNTS.COM(SM), referred to in this Report are included among the Company's trademarks and service marks. The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or of vendors to the Company.

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

EQUISERVE LIMITED PARTNERSHIP ("EQUISERVE")

On December 20, 2000, DST announced that it had signed definitive agreements to acquire a controlling equity position in EquiServe by purchasing, for cash, interests held by FleetBoston Financial Corporation and Bank One Corporation. FleetBoston Financial and Bank One will retain nominal minority interests, and each will continue various banking relationships with EquiServe and use EquiServe as its transfer agent. The transaction is subject to regulatory approval and is expected to close near the end of the first quarter 2001. The Company has received notice of early termination of the Hart-Scott-Rodino review and is in the process of obtaining approval by the Office of the Comptroller of the Currency. Upon completion of the transaction, EquiServe's financial results will be consolidated with those of DST. On a proforma basis, the acquisition is not expected to have a material impact on DST's net income or earnings per share for 2001. DST will fund the acquisition with operating cash flows and existing credit facilities.

EquiServe is one of the nation's largest corporate shareholder service providers, maintaining and servicing the records of approximately 24 million shareholder accounts for more than 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and has estimated revenues of approximately $325 million for the year 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry. Under an existing agreement, DST will receive additional equity in EquiServe upon delivery of the Fairway system.

STOCK SPLIT

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

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered in the U.S. and selected international markets; a defined-contribution participant recordkeeping system for the U.S. market; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; a workflow management and customer contact system offered primarily to mutual funds, insurance companies, brokerage firms and banks; and a securities transfer system offered to corporate trustees and transfer agents and to corporate clients.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides its processing services and solutions in North America to customers of the Company's Financial Services and Customer Management Segments and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wire-line and Internet-protocol telephony, Internet and utility markets worldwide. The Company's software systems enable its clients to manage their operations across all aspects of their business including order processing, customer support, financial reporting, decision support, marketing, field services and collections. This Segment also distributes the Company's workflow management and customer contact systems to the industries it services.

The Customer Management Segment distributes its services and products on a direct basis, through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world.

INVESTMENTS AND OTHER

The Investments and Other Segment holds investments in certain equity securities and financial interests and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately
$1.4 billion at December 31, 2000, including approximately 5.7 million shares of State Street Corporation ("State Street") with a market value of $705 million and 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $519 million. Additionally, the Company owns and operates real estate mostly in the U.S. which is held primarily for lease to the Company's other business segments.

INDUSTRY REVENUE

The Company's sources of revenue by major industries served are presented below. The industries listed may be served by more than one of the Company's business segments.

                                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                      2000                     1999                     1998
                                               -------------------      -------------------      -------------------
                                                                       (DOLLARS IN MILLIONS)
U. S. REVENUES
Mutual fund / investment management..........  $  581.5     42.7%       $  503.6     41.0%       $  429.1     38.3%
Other financial services.....................     137.0     10.1%          130.3     10.6%          147.5     13.2%
Video/broadband/satellite TV.................     188.4     13.8%          190.9     15.6%          214.8     19.2%
Telecommunications and utilities.............     162.9     12.0%          150.6     12.3%          127.8     11.4%
Other........................................     139.3     10.2%           85.7      7.0%           49.3      4.4%
                                               --------    -----        --------    -----        --------    -----
    Total U.S. revenues......................   1,209.1     88.8%        1,061.1     86.5%          968.5     86.5%
                                               --------    -----        --------    -----        --------    -----

INTERNATIONAL REVENUES
Mutual fund / investment management..........      98.8      7.3%          109.2      8.9%           98.7      8.8%
Other financial services.....................      24.3      1.8%           25.0      1.9%           23.6      2.1%
Video/broadband/satellite TV.................      19.6      1.4%           19.6      1.6%           18.3      1.7%
Telecommunications and utilities.............       1.5      0.1%            5.7      0.5%            3.1      0.3%
Other........................................       8.8      0.6%            6.9      0.6%            7.0      0.6%
                                               --------    -----        --------    -----        --------    -----
    Total international revenues.............     153.0     11.2%          166.4     13.5%          150.7     13.5%
                                               --------    -----        --------    -----        --------    -----
TOTAL REVENUES...............................  $1,362.1    100.0%       $1,227.5    100.0%       $1,119.2    100.0%
                                               ========    =====        ========    =====        ========    =====

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
FINANCIAL SERVICES OPERATING DATA
Revenues (in millions)
  U.S.......................................................   $503.1     $427.0     $390.1
  International.............................................    117.9      127.9      117.5
                                                               ------     ------     ------
                                                               $621.0     $554.9     $507.6
                                                               ======     ======     ======
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts.................................     48.3       39.0       35.3
    IRA mutual fund accounts................................     17.9       14.0       12.0
    TRAC-2000 mutual fund accounts..........................      5.9        3.4        2.5
                                                               ------     ------     ------
                                                                 72.1       56.4       49.8
                                                               ======     ======     ======
  International
    United Kingdom (1)......................................      2.7        2.0        1.4
    Canada (2)..............................................      1.5        2.4        1.6

TRAC-2000 participants (millions)...........................      1.9        1.3        0.9
Automated Work Distributor workstations (thousands).........     73.2       57.7       45.3
Portfolio Accounting System portfolios (thousands)..........      2.0        2.0        2.0

------------------------

(1) Processed by European Financial Data Services Limited, an unconsolidated affiliate of the Company.

(2) Processed by DST Canada Inc., a former wholly owned subsidiary which became an unconsolidated affiliate of the Company (see page 8).

                     U.S. MUTUAL FUND SHAREOWNER PROCESSING

Most of the Financial Services Segment's mutual fund clients are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as "redemptions") of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual fund on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, timely and accurate accounting and recordkeeping of shareowner and fund investment activity is critical.

Investor attraction to a wide array of mutual fund investment products with increasingly specialized features has significantly increased the number of mutual fund shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems to handle the increasing volume and complexity of transactions and distribution channels, to maintain its leadership position and to improve quality and productivity.

The Company typically enters into multi-year written agreements with its clients. Most of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

SHAREOWNER ACCOUNTING AND RECORDKEEPING

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2000, the Company provided shareowner accounting processing services for approximately 72.1 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 functions described above. "Remote" service processing is designed to allow clients to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company's telecommunications network. "Shared" service processing allows client personnel to handle telephone inquiries while the Company's or an affiliate's personnel retain transaction processing functions. This service is facilitated by the implementation of Automated Work Distributor ("AWD"), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

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

The Company's TRAC-2000 system provides recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC-2000 is integrated with TA2000, eliminating reconciliation problems that occur when different systems are used for participant recordkeeping and mutual fund shareowner accounting. TRAC-2000 is offered on a full-service and remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because (i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2000, TA2000 serviced 17.9 million IRA accounts invested in mutual funds, including 4.2 million Roth IRA and Educational IRA accounts. In addition, TRAC-2000 provided recordkeeping for 1.9 million retirement plan participants with 5.9 million related TA2000 mutual fund accounts at December 31, 2000.

PRODUCTS SUPPORTING MUTUAL FUND DISTRIBUTION AND MARKETING

The Company has developed products to meet the changing service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company processes over 55% of the mutual fund industry's volume on Fund/Serv and Networking, two systems developed by the Depositary Trust and Clearing Corporation for broker distributed mutual funds. The Company has also developed Financial Access Network ("FAN"), the technological infrastructure that facilitates emerging channels of mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which allows clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client's website to FAN, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client's own web application directly into FAN, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access, and (v) Vision, which enables brokers/dealers and financial advisors to view fund, account and dealer information, process transactions, and establish new accounts.

Revenues from these services and products are based generally on the number of transactions processed.

BOSTON FINANCIAL DATA SERVICES, INC. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to over 139 U.S. mutual fund companies. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC-2000 system. BFDS is the Financial Services Segment's largest customer, accounting for approximately 16.4% of the segment's revenues in 2000.

          INTERNATIONAL MUTUAL FUND / UNIT TRUST SHAREOWNER PROCESSING

The Company provides international shareowner processing through DST
Canada Inc., a former wholly owned subsidiary which became a joint venture of DST and State Street in January 2001, and European Financial Data Services, Limited, a United Kingdom joint venture of DST and State Street.

DST CANADA INC. ("DST CANADA")

DST Canada provides remote mutual fund shareowner processing in Canada and licenses its mutual fund shareowner system to mutual fund companies in related markets outside Canada. Revenues are derived from providing remote mutual fund shareowner processing services and time and material fees for client-specific enhancements and support to the remote processing system, and to a lesser degree from licensing its mutual fund shareowner system to mutual fund companies. DST Canada also has installed its mutual fund system in Germany, Japan, Saudi Arabia and Switzerland. DST Canada processes 1.5 million mutual fund accounts, including those of CFDS Limited ("CFDS"), a Canadian subsidiary of BFDS. CFDS provides full-service processing to the Canadian mutual fund industry using DST Canada's mutual fund system and full-service processing for U.S. off-shore mutual funds using TA2000. In addition, DST Canada's mutual fund system is used to process approximately 7.2 million accounts under license arrangements.

EUROPEAN FINANCIAL DATA SERVICES LIMITED ("EFDS")

EFDS offers full and remote service processing for unit trusts and related products serving 2.7 million unitholder accounts at December 31, 2000. It is the largest third party provider of such services in the United Kingdom. EFDS has developed FAST, a unit trust accounting system, and EFDS has converted substantially all accounts serviced by it to FAST as of December 31, 2000.

            PORTFOLIO ACCOUNTING AND INVESTMENT MANAGEMENT PRODUCTS

The Company offers products that support the portfolio accounting and investment management functions of the financial services industry. DST's Portfolio Accounting System (PAS) is offered primarily to the U.S. mutual fund industry on a remote processing basis. DST International Limited offers a wide range of products both in the U.S. and internationally which used together form a complete integrated solution for the investment management community.

PAS is an integrated multi-currency system that maintains fund accounting records for mutual funds, separate accounts, variable annuities and unit investment trusts with U.S. and international assets, computes daily income and expense for each portfolio and calculates the fund's daily net asset value
(NAV). The Company derives revenues generally based on the number of investment portfolios, predominantly mutual funds, processed on PAS. New components of PAS include the InfoQuest Data Warehouse, a web-browser front-end, Internet access and straight-through processing supported by AWD. As of December 31, 2000, the 1,989 portfolios on PAS had an aggregate market value of $1.4 trillion.

HiPortfolio/2 is designed for medium and large investment management firms that are seeking a turnkey system for investment accounting that can meet their global and international requirements with minimum customization. HiPortfolio/2 is a scalable, comprehensive front, middle and back office solution with over 250 clients worldwide.

HiInvest is a front and middle office solution for institutional fund managers which includes decision support, modeling, order management, compliance monitoring, performance measurement, performance attribution and client reporting.

HiWealth is a front office solution for Private Wealth Managers to allow them to manage their private clients. In addition to the same attributes as HiInvest (but re-engineered for the retail market),

HiWealth includes integrated Customer Relationship Management ("CRM") and full use of DST Systems' work management software (AWD).

HiNet is a rules-based transaction processing solution aimed at medium to large investment management companies and has a high capacity, retail-focused variant for on-line Internet trading and portfolio accounting using state-of-the-art technology.

The Company derives revenues from HiPortfolio/2, HiInvest, HiWealth and HiNet, from license fees, fees for customized installation and programming services and annual maintenance fees.

DST INTERNATIONAL LIMITED ("DST INTERNATIONAL")

DST International, a United Kingdom company, provides investment management and portfolio accounting software (on a license basis) and services to over 500 clients in 40 countries worldwide, serviced by offices in the United Kingdom, U.S., Australia, New Zealand, Hong Kong, Singapore, Thailand, Philippines, Japan and South Africa. In addition to HiPortfolio/2, HiInvest, HiWealth and HiNet, DST International also supports its long-established Impart/Uptix and Paladign investment accounting systems. DST International also distributes and supports AWD outside North America.

                         AUTOMATED WORKFLOW MANAGEMENT

Automated Work Distributor ("AWD") is designed to help companies improve operating efficiency and customer satisfaction. The AWD system captures all customer contacts (such as Internet, email, telephone calls, faxes and mail), prioritizes and assigns the work to the appropriate resource, and tracks the contact through to completion. By coordinating all channels of customer communication, AWD allows for seamless delivery of service, improving customer satisfaction. The AWD product suite includes tools for character recognition, digitized voice and process automation to automate manual processes.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on AS/400, Windows NT or UNIX servers utilizing Windows, OS/2 and thin client desktops. AWD interfaces with existing mainframe or other server lines of business applications. AWD financial services clients include mutual fund and other investment management firms, insurance companies, brokerage firms, banks and cable TV operators located in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific. In addition, Computer Sciences Corporation Financial Services Group ("CSC-FSG") distributes the Company's AWD product to life and property and casualty insurance companies worldwide.

The Company has developed modular components enabling AWD to support various channels for customer interaction. These products include EnCorr, which automates the creation of print correspondence; PowerStore, which gives AWD users optical media access; AWD/RIP, which imports work into AWD from other computer systems and external networks; AWD/ST, which streamlines transaction processing with straight-through technology; AWD/NetServer, which extends AWD functionality to intranet and Internet environments; and AWD/eMail, which supports communications with e-mail-based users. In addition, AWD/Voice integrates call record/playback and computer-telephony integration technology into the AWD system. AWD/Contact is used by customer service representatives in a workflow-enabled call center environment.

AWD can be installed at the customer's site or the customer can access AWD at the AWD Data Center using the Company's telecommunications network.

The Company derives AWD revenues from multi-year bundled service and usage agreements based on the number of workstations accessing the software and fixed fee perpetual license agreements that may include provisions for additional license payments in the event the number of users increases. The

Company also derives AWD revenues from fees for customized installation, programming services and annual maintenance.

                         SECURITIES TRANSFER PROCESSING

The Company's existing system to support the securities transfer market, the Securities Transfer System ("STS"), provides a wide array of corporate stock and bond security holder recordkeeping services, including maintaining ownership records, recording ownership changes, issuing certificates, issuing and tabulating proxies, calculating and disbursing dividends and interest, processing dividend reinvestments, tax reporting and responding to shareowner inquiries through on-line data access. STS also maintains shareowner activity for closed-end mutual funds and unit investment trusts. EquiServe currently uses STS to process approximately 5.7 million of its accounts.

EQUISERVE

EquiServe is one of the largest U.S. securities transfer agents serving over 1,400 companies with 24 million shareowner accounts. EquiServe provides dividend disbursement and reinvestment; direct stock and employee stock purchase plans services; proxy mailing and tabulation; annual and interim report distribution; merger and acquisition services; and stock option services. EquiServe also offers Internet access to its clients' shareowners for inquiry and transaction processing and Internet proxy voting and Internet access to annual reports through the Company's Output Solutions Segment. See "Recent Developments" above for further discussion of EquiServe.

                   WINCHESTER INFORMATION PROCESSING SERVICES

Winchester Information Processing Services primarily supports the computing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment with two data centers in Kansas City, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester has six mainframe computers with a combined processing capacity of over 7.1 billion instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 32 trillion bytes. Winchester also contains over 200 servers supporting NT, UNIX, and AS/400 small and midrange computing environments. These servers are used to support DST's products and processing for certain of the Company's affiliates. The physical facility is designed to withstand natural disasters including tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 11,500 square feet, of which 8,500 are currently used for the computer room. The computer room houses IBM AS/400 computers and optical storage systems, which support over 10,000 AWD Image users. AWD users include DST's Full-Service area as well as several of the Company's remote AWD customers and other financial services companies. The AWD Data Center also houses over 250 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries.

Both data centers are staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company's clients. The networks, which serve more than 100,000 computer users, have redundant pathing and software which provides for automatic rerouting of data transmission in the event of carrier circuit failure.

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

                      ARGUS HEALTH SYSTEMS, INC. ("ARGUS")

Argus is a 50% owned joint venture of the Company and a privately held life insurance holding company. Argus provides claims processing, information services and administrative support for pharmacy program management. These services include reporting features, reimbursements, call center, pharmacy network management, clinical information services and rebates. Argus' proprietary claims processing system, Integrated Pharmacy Network System ("IPNS"), is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can alert dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

The Company provides data processing, telecommunications and output solutions services to Argus, and Argus operates IPNS at Winchester and the AWD Data Center. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

                   exchange-america, LLC ("exchange-america")

exchange-america is a developer of a web-enabled process to submit new insurance and annuities business applications online. Insurance Processing Service ("IPS"), a service of the Depository Trust and Clearing Corporation, and exchange-america have signed a letter of intent to form a partnership whereby exchange-america will provide a front-end solution to IPS member carriers and distributors. IPS is an automated, centralized system that electronically links insurance carriers that sell variable and fixed rate annuities. The Company completed the acquisition of a 50% interest in exchange-america in February 2001 for $15 million.

                WALL STREET ACCESS L.L.C. ("WALL STREET ACCESS")

Wall Street Access is a provider of online brokerage services to individual traders and professional money managers. The Company acquired a 6% interest in Wall Street Access in January 2001 for approximately $7 million. The securities purchase agreement with Wall Street Access contains put/call provisions whereby the Company's interest in Wall Street Access may be increased to 20%.

                             CUSTOMER CONCENTRATION

The Financial Services Segment's five largest customers accounted for 35.7% of segment revenues in 2000, including 16.4% from its largest customer.

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

                                  COMPETITION

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity and software development and price. The Company believes there is significant existing competition in its markets. The Company's ability to compete effectively is dependent on the availability of capital. Some of the Company's competitors have greater resources and greater access to capital than the Company and its affiliates.

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

The Company has significant competition with its portfolio accounting and investment management systems. Principal competitors are bundled service providers, third-party software service providers and those companies that license their products. Competitive factors are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for portfolio accounting and investment management systems are SunGard Data Systems, Inc., State Street Corporation (including Princeton Financial Systems, Inc.), Misys plc, SS&C Technologies, Inc., Advent Software, Inc. and Datastream Systems, Inc.

The Company's automated workflow system competes with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant competitors for automated workflow systems are Filenet Corporation, International Business Machines Corporation ("IBM"), Siebel Systems, Inc. and Staffware plc.

                            OUTPUT SOLUTIONS SEGMENT

The Output Solutions Segment provides bill and statement processing services and electronic bill payment and presentment solutions to customers of the Financial Services and Customer Management Segments and other industries which value customer communications and require high quality, accurate and timely bill and statement processing. The Company also offers a variety of complementary professional services, including consulting, application development, fulfillment and client training, as well as statement design and formatting services that allow clients to use statements as communication and marketing tools.

The Company is among the largest first class mailers in the U.S., mailing
1.8 billion items in 2000. Sources of revenue by major industry served are listed below.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OUTPUT SOLUTIONS OPERATING DATA
Revenues (in millions)
U.S. revenues
  Mutual fund/investment management.........................   $134.6     $129.2     $ 94.8
  Other financial services..................................    101.7       88.6       99.4
  Video/broadband/satellite TV..............................     68.3       60.1       64.7
  Telecommunications and utilities..........................    161.5      148.4      126.0
  Other.....................................................    110.9       71.3       37.4
                                                               ------     ------     ------
                                                                577.0      497.6      422.3
                                                               ------     ------     ------

International revenues
  Mutual fund/investment management.........................      1.3        1.2        1.6
  Other financial services..................................      4.7        5.5        3.2
  Telecommunications and utilities..........................      1.3        1.4        1.4
  Other.....................................................      7.9        6.5        7.0
                                                               ------     ------     ------
                                                                 15.2       14.6       13.2
                                                               ------     ------     ------
                                                               $592.2     $512.2     $435.5
                                                               ======     ======     ======

Images produced (billions)..................................      7.4        6.3        5.1
Items mailed (billions).....................................      1.9        1.7        1.5

                           OUTPUT SOLUTIONS SERVICES

STATEMENT AND BILLING SERVICES

Statement and billing services and solutions are provided in fully integrated and automated production environments that rapidly and cost-effectively transform electronic data into informative, accurate and customized statements. The Company's highly automated production environment allows clients to maximize postal savings while minimizing delivery time.

For the financial services industry, the Company performs electronic printing, variable and selective insertion, presorted mailing and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements, and year-end tax reports.

The Company provides bill and statement processing services and solutions to the video/broadband/ satellite TV, telecommunications, utilities, transportation, rapid delivery and other service industries.

To address the needs of multi-service providers, the Company also offers consolidated statements which combine data from multiple services and funds into a single integrated statement, which can offer clients significant savings both in paper and mailing costs and can also be a marketing tool for companies seeking to establish brand name recognition and sell combined services.

The Company derives revenues from its bill and statement processing services based generally on the number of images processed.

Direct Access, the Company's proprietary web-based program, enables the Company's billing customers to have near real-time monitoring and reporting functions. Using standard Internet browsers and entry through secured access to the Company's extranet, customers can monitor their data from the moment of completed transmission to the moment the data leaves the Company's facilities, thus providing the power to view every step of the process remotely. The Company intends to extend this capability to its broader customer base.

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

ELECTRONIC DELIVERY ALTERNATIVES (YOURACCOUNTS.COM)

The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for the Company's electronic statement presentment and payment offerings. The YourAccounts.Com division was formed in 1999 to meet client requirements for recurring Internet-enabled customer communications by addressing the complexity of the Internet, providing reliability in handling large-scale billing and statement processing, and using bills and statements as the basis for personalized communications that improve customer relationships.

During 2000, the Company acquired the 50% of Corporate Document Systems, Inc. ("CDS") it did not own for $5.5 million in a stock for stock exchange. CDS creates Internet-driven products that provide communication between our clients and their customers. Each tool is designed to enhance customer communication via secure data transmission.

The Company believes that as electronic statements and payment solutions become more accepted, communications service providers, utilities, financial services and other companies will require electronic statement and bill presentment capabilities. To fulfill this requirement, the Company introduced three product lines: E.BILL.ANYWHERE for electronic bill presentment and payment; Informa for online electronic presentment of mutual fund and brokerage statements, confirmations, and tax documents; and e-Proxy for online electronic balloting.

The Company has also announced marketing alliances with several companies including CheckFree, Citibank, Convergys, CyberBills, CyberCash, DoubleClick, Intuit, NewRiver Investor Communications, Paytrust and United States Postal Service to extend the reach and value of its electronic solutions. Because of its existing volumes, state-of-the-art processing systems, and client relationships, the Company believes it is in a unique position to become a one-stop, full-service supplier of either paper-based or electronically delivered statements.

Revenues from electronic statement and payment solutions are generated from initial implementation fees and recurring revenue based on the number of statements viewed or transactions processed. These revenues are influenced by customer adoption rates and have not been significant to date.

                           COMMUNICATIONS MANAGEMENT

RAPID CONFIRM

For the brokerage industry, the Company offers Rapid Confirm, one of the fastest ways to deliver trade confirmations. Utilizing a large domestic distributive print network, Rapid Confirm provides speed of delivery through the United States Postal Service. The Company also offers electronic delivery of trade confirmations over the Internet. With distributive print-mail sites strategically located throughout the U.S., 90% of our mail is delivered in two days or less at discounted presort rates. Confirmations may be consolidated, householded and may be printed with dynamic highlight color for greater visual impact.

RAPID ENROLLER

The Company's Rapid Enroller allows defined contribution plan providers to offer fast, fully personalized documentation to plan participants. Utilizing state-of-the-art print-on-demand technology, Rapid Enroller enables customized packaging based on client and recipient information.

RAPID FULFILLMENT

The Company offers sophisticated, real time print-on-demand fulfillment through its Rapid Fulfillment product. As a substitute for offset printing and warehousing of documents, Rapid Fulfillment reduces the costs of fulfillment and ensures that our clients' customers receive the most current version of documents.

eLLITE

For mutual funds and brokerage firms, the Company offers eLLITE, an Internet-based channel for the distribution of fund marketing and compliance documents. eLLITE allows customers to locate and download information from hundreds of reports in just a few keystrokes.

                          OTHER PRODUCTS AND SERVICES

CREATIVE DESIGN SERVICES

The Company offers statement-based marketing and creative design services that allow clients to transform customer statements into communication tools. The statement is a key form of regular communication between a service provider and its customers. The Company gives clients the opportunity, through statement-based marketing and creative design services, to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to their customers.

ARCHIVAL AND RETRIEVAL SOLUTIONS

The combined need for archival and customer service retrieval of statements is addressed by our viewing and storage solutions which enable customer service representatives to view a statement image in virtually any format, from CD-ROM, to electronic data transmission, or over the Internet. Representatives are able to answer customer service calls quickly and improve first-call resolution rates. The Company also offers sophisticated computer output microfilm (COM) capabilities for long-term archival.

                             PRODUCTION FACILITIES

The Company's primary production facilities are in the Sacramento, Kansas City, Hartford, Boston, Chicago, Denver, New York, St. Louis, and Toronto metropolitan areas. These facilities use roll form and sheet fed production processes and can perform variable and selective insertion and pre-sorted mailing.

The Company has patented processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data,
(ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission, and (iv) enables postal processing, sorting and discounting to be performed on-line.

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

                             CUSTOMER CONCENTRATION

The Output Solutions Segment's five largest customers accounted for 26.3% of segment revenues in 2000, including 8.4% from its largest customer.

                            MARKETING / DISTRIBUTION

The Company believes its bill and statement processing services provided to its diverse client base offer increased revenue opportunities. The Company maintains a field operations sales staff, including client services and technical support teams and significant design resources, to target these market segments. The Company has entered into alliances with partners such as the United States Postal Service, Citibank, Xerox, Mellon Bank, Intuit, CheckFree, Bank of America and CyberCash to jointly market its statement processing and electronic presentment capabilities.

                                  COMPETITION

The key competitive factors in the Output Solutions Segment are quality of services, quality of customer support, ability to offer both print and electronic solutions, the ability to handle large volumes, and the speed of production. The most significant competitors for statement/output solutions services are in-house service providers, local companies in the cities where the Company's printing operations are located and national competitors such as Moore Corporation Ltd., Bowne and Co. Inc., Automated Data Processing, Inc.,
PFPC, Inc. and CSG Systems International, Inc. The most significant competitors for electronic presentment of bills and statements include billserv.com Inc., Bowne and

Co. Inc., Derivion Corporation, Electronic Data Systems, Inc., IBM, Moore Corporation Ltd. and Princeton eCom. The Company believes that it competes effectively in these markets.

                             INTELLECTUAL PROPERTY

The Company holds 27 U.S. patents covering various aspects of its statement processing services. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they are not critical to the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes.

                          CUSTOMER MANAGEMENT SEGMENT

The Company's Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wire-line and Internet-protocol telephony and utility markets, serving nearly 50 million customers worldwide. The Company's proprietary software systems enable our clients to manage their operations across many aspects of their businesses including billing, order processing, customer support, financial reporting, decision support, marketing, field services and collections. The Company's software solutions are currently used by the largest DBS provider in the U.S. as well as by six of the top seven U.S. video/ broadband multiple system operators.

The Segment's revenues from customer management processing and computer software services and products are primarily based on the number of end-users of the services offered by its clients, the number of bills mailed and/or the number of images produced under multi-year bundled service and usage agreements. These agreements are typically subject to periodic renewals and inflation-based fee adjustments. Certain of the Company's customers license the customer management software under term license agreements.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CUSTOMER MANAGEMENT OPERATING DATA
Revenues (in millions)
  U.S.......................................................   $175.2     $179.1     $200.1
  International.............................................     19.8       23.9       20.0
                                                               ------     ------     ------
                                                               $195.0     $203.0     $220.1
                                                               ======     ======     ======

Video/broadband/satellite TV subscribers processed
  (millions)
  U.S.......................................................     33.8       31.9       31.3
  International.............................................      9.6        7.2        6.7

The Company's flexible, scalable and open architecture uses the latest technologies to offer a variety of customer management services and products that allow its clients to effectively manage their growing customer bases. The Company's products are available on a stand-alone or service bureau environment.

                              SYSTEMS AND SERVICES

INTELECABLE

This convergent billing solution is designed to support video, voice and data services for video/ broadband and global telecommunications (both business and residential) providers. Intelecable offers an integrated rating engine that rates a variety of usage-based services, including usage-based services on the Internet. Based on an open architecture and a range of application program interfaces, Intelecable streamlines integration with other information systems. With more than 115 installations, Intelecable is in use in more than 30 countries and can operate in a variety of languages including Japanese.

DDP/SQL

The DDP/SQL system supports the North American video/broadband market and is used by six of the top seven U.S. video/broadband multiple system operators. The DDP/SQL system serves the video/ broadband market by supporting digital services, high-speed data transmissions, electronic services, Web over TV services and traditional cable television services. DDP/SQL runs on parallel processing hardware manufactured by Tandem. The Company is a value-added reseller of Tandem equipment and may enter into hardware maintenance agreements with its clients.

SUBSCRIBER TRANSACTION MANAGEMENT SYSTEM ("STMS")

The Subscriber Transaction Management System was developed to manage the customer management and output solutions related activities for DirecTV, Inc., the largest DBS provider in the U.S. The Company is expanding the scope of STMS to other direct broadcast satellite operators that provide non-television and interactive services and to international providers.

UTILITY BILLING SYSTEMS

The Company's utilities billing systems, Affinity and CUSTIMA, support the customer management activities of water, electric, gas and municipal utility providers on four continents that provide services to nearly seven million domestic, commercial and industrial customers. Features include usage-based billing, real-time pricing, Internet integration and scalability and allows for platform independence.

AWD

The Company has integrated its AWD product with its customer management systems to expand the support of CRM to the video/broadband/satellite television, telecommunications and utility industries. By automating complex business processes and streamlining processing, AWD ensures that the information necessary for our clients' customer service representatives to service their customers is readily available.

The Company has signed an agreement to provide AWD to Comcast Cable Communications, Inc. This is the first Customer Management client to contract for AWD.

ANCILLARY PRODUCTS

Ancillary products are available on all systems. These ancillary solutions include CyberCSR, which allows customers to access their account information via the Internet; TechConnect, which is designed to increase the productivity of installers and field technicians by providing access to job and customer information via the Internet; StarGate, which enables dynamic business intelligence and decision support through its flexible data warehousing and reporting capabilities; and Electronic Billing. Leveraging web-based applications across multiple functions, including enhanced online services, customer self-care and electronic commerce, these products can elevate operating efficiency and enhance customer satisfaction, giving customers the choice of using solutions in a home, office or retail environment.

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

CLIENT SUPPORT AND CARE

The Company provides worldwide training and support to its clients including broad-based, 24-hour, 7-day support and technical assistance. Internationally, Intelecable is supported by teams located in the U.S., United Kingdom, South America and Australia as well as by alliance partners.

                             CUSTOMER CONCENTRATION

The Customer Management Segment's five largest customers accounted for 62.8% of segment revenues in 2000, including 22.2% from its largest client.

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

The Segment's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., United Kingdom, Brazil, Australia and Hong Kong. In addition to direct sales, the Company has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

                                  COMPETITION

The market for the Company's products and services in the Customer Management Segment is highly competitive, and competition is increasing as additional market opportunities arise. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for customer management software systems are Convergys, Inc., CSG Systems International, Inc. and Lucent Technologies through its Kenan Systems subsidiary.

Many of the Company's existing and potential competitors may have greater resources than the Company. The Company expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price/ performance characteristics. The Company believes that to remain competitive it will require significant financial resources in order to market its existing products and services, to maintain customer service and support and to invest in research and development.

                         INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of certain investments in equity securities, certain financial interests, and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates.

INVESTMENTS

The Company holds certain investments in equity securities with a market value of approximately $1.4 billion at December 31, 2000, including approximately
5.7 million shares of State Street with a market value of $705 million and
8.6 million shares of CSC with a market value of $519 million.

REAL ESTATE

The Company's real estate subsidiaries and affiliates own approximately 948,000 square feet of office space and 754,000 square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments.

                      SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $195.7 million, $172.4 million and $165.5 million in 2000, 1999 and 1998, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $43.6 million, $26.6 million and $2.5 million was capitalized in 2000, 1999 and 1998, respectively.

                                   EMPLOYEES

As of December 31, 2000, the Company and its majority owned subsidiaries employed approximately 10,100 employees, including approximately 4,900 in the Financial Services Segment, 4,400 in the Output Solutions Segment and 700 in the Customer Management Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,900 employees, including approximately 3,800 at BFDS and 700 at EFDS. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

                                                                              OWNED/      SQUARE
LOCATION                                                      USE (1)       LEASED (2)     FEET
--------                                                  ----------------  ----------   --------
FINANCIAL SERVICES SEGMENT (3)
Kansas City, MO.........................................  Office Space      Leased       541,000
Kansas City, MO.........................................  Office Space      Owned        213,000
Kansas City, MO.........................................  Data Center (4)   Owned        163,000
Jefferson City, MO......................................  Office Space      Leased        27,000
Boston, MA..............................................  Office Space      Leased        24,000
Canada..................................................  Office Space      Leased        49,000
United Kingdom..........................................  Office Space      Leased        47,000
Australia...............................................  Office Space      Leased        28,000

                                                                              OWNED/      SQUARE
LOCATION                                                      USE (1)       LEASED (2)     FEET
--------                                                  ----------------  ----------   --------
Twelve other smaller properties.........................  Office Space      Leased        36,000

OUTPUT SOLUTIONS SEGMENT (3)
Sacramento, CA..........................................  Production        Owned        361,000
Sacramento, CA..........................................  Production        Leased       304,000
Sacramento, CA..........................................  Office Space      Owned        122,000
Sacramento, CA..........................................  Office Space      Leased         7,000
Kansas City, MO.........................................  Production        Owned        243,000
Kansas City, MO.........................................  Office Space      Owned         69,000
Kansas City, MO.........................................  Production        Leased        32,000
Chicago, IL.............................................  Production        Leased       212,000
Hartford, CT............................................  Production        Owned        150,000
Hartford, CT............................................  Production        Leased        48,000
Boston, MA..............................................  Production        Leased       209,000
New York, NY............................................  Production        Leased        95,000
New York, NY............................................  Office Space      Leased        35,000
Denver, CO..............................................  Production        Leased        94,000
St. Louis, MO...........................................  Production        Leased        40,000
Canada..................................................  Production        Owned         61,000
Canada..................................................  Production        Leased        34,000

CUSTOMER MANAGEMENT SEGMENT (3)
Sacramento, CA..........................................  Office Space      Leased        94,000
Sacramento, CA..........................................  Office Space      Owned         69,000
Charlotte, NC...........................................  Office Space      Leased        60,000
United Kingdom..........................................  Office Space      Leased        31,000
Five other smaller properties...........................  Office Space      Leased        27,000

INVESTMENTS AND OTHER SEGMENT
Kansas City, MO.........................................  Office space      Owned        475,000
Kansas City, MO.........................................  Office space      Leased         3,000

------------------------

(1) Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.

(2) Within Kansas City, MO, the Company owns a number of surface parking lots, various developed and undeveloped properties, and a 515,000 square foot underground storage facility that is primarily leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in Sacramento, CA. The Company is constructing two facilities with a total of 76,000 square feet of space in Sacramento, CA. In addition to the property listed in the table and discussed above, the Company leases space in Chicago, Las Vegas, the Netherlands, South Africa, Hong Kong, Singapore, Thailand, Philippines, Japan, New Zealand and Brazil.

(3) Includes approximately 1,800,000 square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are leased to other segments of the Company, including approximately 754,000 sq. ft. in the Financial Services Segment, 977,000 sq. ft. in the Output Solutions Segment, and 69,000 sq. ft. in the Customer Management Segment.

(4) The Winchester Data Center is mortgaged with indebtedness of $18.4 million as of December 31, 2000. Another property is mortgaged with indebtedness of $1.2 million as of December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 8, 2001.

All executive officers are elected by and serve at the discretion of the Company's Board of Directors. Certain of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. None of the executive officers are related to one another.

THOMAS A. MCDONNELL, age 55, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from
June 1984 to September 1995. He is a director of BHA Group, Inc., Commerce Bancshares, Inc., Computer Sciences Corporation, Euronet Services Inc., and Informix Software, Inc.

THOMAS A. MCCULLOUGH, age 58, has served as director of the Company since 1990 and as Executive Vice President since April 1987. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products, portfolio accounting, securities transfer, and product sales and marketing. Since September 2000, he has served as Chairman and Chief Executive Officer of BFDS, which is 50% owned by the Company.

JAMES C. CASTLE, PH.D., age 64, has served as director of the Company since December 1998 and as Chairman, Chief Executive Officer and director of DST Systems of California, Inc. (formerly USCS International, Inc.) since 1992. He is a director of ADC Telecommunications, Inc. and The PMI Group, Inc.

CHARLES W. SCHELLHORN, age 52, has served since March 1999 as Vice Chairman of DST Systems of California, Inc. (formerly USCS International, Inc.), a wholly owned subsidiary of the Company. He has served since May 2000 as President and Chief Executive Officer and since September 2000 as Chairman of the Board of Output Technology Solutions, Inc. ("OTS"), an indirect wholly owned subsidiary of the Company. He had previously served from 1991 to 1999 as President and Chairman of the Board of OTS. Since March 1999, he has served as President of Argus Health Systems, Inc., which is 50% owned by the Company.

JONATHAN J. BOEHM, age 40, joined the Company as a Group Vice President in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support. Prior to joining the Company, he had been an officer of Kemper Service Company from October 1990 through November 1997.

ROBERT C. CANFIELD, age 62, has served as Senior Vice President, General Counsel and Secretary of the Company since August 1995. He was Senior Vice President-Law of the Company from March 1992 to August 1995.

KENNETH V. HAGER, age 50, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial and internal audit functions of the Company.

JOHN W. MCBRIDE, age 58, joined the Company in 1985 and has served as Group Vice President of the Company since 1993. He is responsible for the operations of the Company's Winchester and AWD Data Centers.

MICHAEL F. MCGRAIL, age 53, has served since April 1995 as President of DST Innovis, Inc. which is an indirect wholly owned subsidiary of the Company.

ROBERT L. TRITT, age 45 joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

MICHAEL A. WATERFORD, age 58, has served as Group Vice President of the Company since 1986. He is responsible for development of Fairway, business continuity planning, and other projects.

J. MICHAEL WINN, age 54, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange. As of February 28, 2001, there were approximately 29,500 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

The information set forth in response to Item 201 of Regulation S-K in Part II
Item 8, Financial Statements, and Supplementary Data at Note 14, Quarterly Financial Data (Unaudited) ("Note 14"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 14 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 29, 2000 was $67.00.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2000 and 1999 and the selected consolidated income statement data for the years ended December 31, 2000, 1999 and 1998 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 1998 and 1997 and the selected consolidated income statement data for the year ended December 31, 1997 and 1996 were derived from the Company's audited consolidated financial statements, not included herein. The selected consolidated balance sheet data as of December 31, 1996 was derived from the separate audited financial statements of DST and USCS, as adjusted for the USCS Merger (defined hereafter), not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the Company's audited consolidated financial statements, including the notes thereto, and the report of independent accountants thereon and the other financial information included in Item 8 of this Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................  $1,362.1   $1,227.5   $1,119.2   $  960.8   $  858.1
Costs and expenses...........................     968.9      905.0      857.8      730.4      667.1
Depreciation and amortization................     128.6      122.8      108.8      103.5       99.1
Merger charges and other expenses (1) (2)....                            33.1                  13.7
                                               --------   --------   --------   --------   --------
Income from operations (3)...................     264.6      199.7      119.5      126.9       78.2
Interest expense.............................      (5.6)      (5.2)      (8.6)      (8.5)     (10.5)
Other income, net (4)........................      66.3       13.2        7.4        5.8        4.5
Gain on sale of Continuum (2)................                                                 223.4
Equity in earnings (losses) of unconsolidated
  affiliates.................................      11.4        6.6       (2.7)      (1.3)      (4.0)
                                               --------   --------   --------   --------   --------
Income before income taxes and minority
  interests..................................     336.7      214.3      115.6      122.9      291.6
Income taxes.................................     120.9       76.9       44.3       42.9      113.3
                                               --------   --------   --------   --------   --------
Income before minority interests.............     215.8      137.4       71.3       80.0      178.3
Minority interests...........................                 (0.7)      (0.3)       0.6        0.5
                                               --------   --------   --------   --------   --------
Net income (1) (2) (3) (4)...................  $  215.8   $  138.1   $   71.6   $   79.4   $  177.8
                                               ========   ========   ========   ========   ========
Basic earnings per share (5).................  $   1.72   $   1.09   $   0.57   $   0.62   $   1.41
Diluted earnings per share (5)...............  $   1.67   $   1.06   $   0.56   $   0.61   $   1.39

Adjusted diluted earnings per share (6)......  $   1.40   $   1.02   $   0.75   $   0.61   $   0.39

Total assets.................................  $2,552.4   $2,326.3   $1,897.0   $1,548.5   $1,303.7
Long-term obligations........................      68.7       44.4       49.7       97.4       81.5

------------------------

(1) The Company recognized $33.1 million in merger and integration costs in 1998. See Note 3 to the consolidated financial statements.

(2) In 1996, The Continuum Company, Inc. ("Continuum") merged with CSC in a tax-free share exchange and as a result became a wholly owned subsidiary of CSC. As a result of the CSC/ Continuum merger, the Company received CSC common stock for its investment in Continuum and recognized a one-time gain after taxes and other expenses of $127.6 million. In conjunction with the merger, the Company elected to make a one-time $13.7 million contribution to provide funding for certain Continuum employee withdrawals from DST's Employee Stock Ownership Plan.

(3) Effective January 1, 1999, DST adopted, as required, Statement of Position
    (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred for the development of internal use software be capitalized. Prior to the adoption of SOP 98-1, the Company expensed the development costs of internal use software as incurred. The Company capitalized $28.5 million and $24.0 million of costs, net of related amortization, related to the development of internal use software for the years ended December 31, 2000 and 1999, respectively, including $0.2 million and $2.4 million, respectively, of capitalized costs at an unconsolidated subsidiary. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the years ended December 31, 2000 and 1999 would have been $197.5 million ($1.58 per basic share, $1.53 per diluted share) and $122.7 million ($0.97 per basic share, $0.95 per diluted share), respectively.

(4) Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on sales of available-for-sale equity securities, amortization of deferred non-operating gains, and gains (losses) from equipment dispositions. The 2000, 1999 and 1998 amounts include $41.8 million, $8.9 million and $1.9 million respectively, of net gains related to available-for-sale securities and other investments. The 2000 amount also includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. The 1999 security gains were offset by net losses on equipment dispositions of $3.5 million in 1999.

(5) The Company's capital structure substantially changed as a result of a public offering of the Company's common stock in the second quarter 1996.

(6) Adjusted diluted earnings per share has been calculated by excluding the effects of merger charges and other expenses, net gain on sale of Continuum, net gains related to available-for-sale securities and other investments and the gain from the 2000 legal settlement discussed in items (1), (2) and
    (4) above.

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

                                  INTRODUCTION

Originally established in 1969, DST is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), video/broadband/satellite TV industry, communications industry, and other service industries. In December 1998, USCS International, Inc. ("USCS") became a wholly owned subsidiary of the Company through a merger that resulted in the issuance of approximately 27.6 million shares of DST common stock ("USCS Merger"). The USCS Merger was accounted for under the pooling of interests accounting method. The Company's business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

The Financial Services Segment's revenues are generated from a variety of sources. The Company's mutual fund, securities transfer and portfolio accounting processing revenues are primarily dependent upon the number of accounts, portfolios or transactions processed. The Company also licenses its work management software, certain investment management and portfolio accounting software and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of:
(i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data
Services, Inc. ("BFDS"), Argus Health Systems, Inc. ("Argus") and European Financial Data Services Limited ("EFDS"). The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize AWD. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

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

The Investments and Other Segment's investment income (dividends, interest and gains/losses on sale of securities) is recorded as other income. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Rental income from Company owned and operated real estate is recorded as revenue, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other consolidated subsidiaries. Income from insurance premiums is recognized as revenue as earned, but is eliminated in consolidation for the portion that relates to premiums from the Company's other consolidated subsidiaries. Premium income was immaterial in 2000.

                               SIGNIFICANT EVENTS

EQUISERVE LIMITED PARTNERSHIP ("EQUISERVE")

On December 20, 2000, DST announced that it had signed definitive agreements to acquire a controlling equity position in EquiServe by purchasing, for cash, interests held by FleetBoston Financial Corporation and Bank One Corporation. FleetBoston Financial and Bank One will retain nominal minority interests, and each will continue various banking relationships with EquiServe and use EquiServe as its transfer agent. The transaction is subject to regulatory approval and is expected to close near the end of the first quarter 2001. The Company has received notice of early termination of the Hart-Scott-Rodino review and is in the process of obtaining approval by the Office of the Comptroller of the Currency. Upon completion of the transaction, EquiServe's financial results will be consolidated with those of DST. On a proforma basis, the acquisition is not expected to have a material impact on DST's net income or earnings per share for 2001. DST will fund the acquisition with operating cash flows and existing credit facilities.

EquiServe is one of the nation's largest corporate shareholder service providers, maintaining and servicing the records of approximately 24 million shareholder accounts for more than 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and has estimated revenues of approximately $325 million for the year 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry. Under an existing agreement, DST will receive additional equity in EquiServe upon delivery of the Fairway system.

STOCK SPLIT

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

DST CANADA JOINT VENTURE

DST Canada has been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing business, DST Canada was converted to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street. The joint venture was formed by DST contributing its shares of DST Canada to a newly formed joint venture while State Street contributed $43.5 million to the joint venture. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain will be recognized from the transaction. Effective January 2001, DST Canada's results of operations will no longer be consolidated with the Company and the earnings of the joint venture will be included in the Company's results on the equity basis. On a proforma basis, the formation of the joint venture is not expected to have a material impact on DST's net income or earnings per share in 2001.

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

Integration costs in 1998 included $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees. Employee separations affect the majority of business functions and job classifications across the Output Solutions ($1.5 million) and Customer Management
($1.7 million) Segments, principally in North America.

The 1998 integration costs included $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Output Solutions ($9.1 million) and Customer Management ($1.1 million) Segments. For the locations closed and the non-strategic business lines eliminated, the tangible and intangible assets disposed of were written down by $4.6 million to fair value. The integration costs also included $2.7 million ($0.7 million, $1.8 million, and $0.2 million for the Financial Services, Output Solutions, and Customer Management Segments, respectively) related to purchased software and other committed costs of software/communications systems that were abandoned. Additionally, $0.8 million ($0.4 million in each of the Output Solutions and Customer Management Segments) of costs were expensed related to terminating certain contractual obligations which had no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the integration costs were approximately
$9.5 million and $7.4 million, respectively. Cash elements included employee severance benefits and other items of $3.2 million and $6.3 million, respectively, of which $5.3 million, $3.6 million and $0.6 million were utilized in 2000, 1999 and 1998. The non-cash element related to the write down of long-lived assets was $7.4 million which was fully utilized in 1998.

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies relating primarily to USCS' depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million for the year ended December 31, 1998. Non-current assets decreased $33.3 million at December 31, 1998 as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

In the fourth quarter of 1998, the Company recorded $26.0 million
($19.4 million net of taxes) of charges related to the USCS Merger. Transaction costs for the USCS Merger of $9.1 million include investment banker fees, legal fees and other costs paid in connection with the merger.

STOCK REPURCHASE PROGRAMS

In December 1998, the Board of Directors approved a plan for DST to repurchase 1,200,000 shares of DST common stock at the rate of approximately 50,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger and for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements for such programs, the Board of Directors authorized the repurchase of an additional 7,150,000 shares for a total of 8,350,000 shares, with the then 8,000,000 remaining unpurchased shares to be acquired during a twenty-four month period commencing September 1999. During the quarter ended March 31, 2000, the Board of Directors authorized the repurchase of an additional 8,000,000 shares of DST common stock. Of the additional 8,000,000 shares authorized to be repurchased, 1,920,000 shares will be used to meet expected additional share requirements under various DST option, incentive and benefit plans. The balance of the shares authorized may be purchased from time to time and will be used for general corporate purposes. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. At December 31, 2000, DST has purchased 6,660,000 shares since the programs commenced. Of the remaining 9,690,000 shares to be repurchased, 3,840,000 shares are expected to be utilized for DST's stock award, employee stock purchase and stock option programs and 5,850,000 shares are expected to be used for general corporate purposes. The Company expended $177.2 million and $52.2 million in 2000 and 1999, respectively, to purchase shares under these programs.

CUSTIMA ACQUISITION

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

In accordance with applicable accounting principles, the assigned value of the in-process research and development ("IPR&D") ($6.0 million) was expensed at the date of acquisition. Also, a charge for redundant facilities and workforce of $1.1 million was recorded in connection with USCS' purchase and consolidation of Custima. Intangible assets (other than IPR&D) are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

                             RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (amounts in millions, except per share amounts).

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Financial Services........................................  $  621.0   $  554.9   $  507.6
  Output Solutions..........................................     592.2      512.2      435.5
  Customer Management.......................................     195.0      203.0      220.1
  Investments and Other.....................................      33.2       32.9       34.1
  Eliminations..............................................     (79.3)     (75.5)     (78.1)
                                                              --------   --------   --------
                                                              $1,362.1   $1,227.5   $1,119.2
                                                              ========   ========   ========
  % change from prior year..................................      11.0%       9.7%      16.5%

INCOME FROM OPERATIONS BEFORE MERGER CHARGES
  Financial Services........................................  $  179.3   $  122.8   $   85.4
  Output Solutions..........................................      65.0       49.0       33.9
  Customer Management.......................................      15.1       21.3       24.5
  Investments and Other.....................................       5.2        6.6        8.8
                                                              --------   --------   --------
                                                                 264.6      199.7      152.6
MERGER CHARGES..............................................                            33.1
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................     264.6      199.7      119.5
  Interest expense..........................................      (5.6)      (5.2)      (8.6)
  Other income, net.........................................      66.3       13.2        7.4
  Equity in earnings (losses) of unconsolidated
    affiliates..............................................      11.4        6.6       (2.7)
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS...........     336.7      214.3      115.6
  Income taxes..............................................     120.9       76.9       44.3
  Minority interests........................................                 (0.7)      (0.3)
                                                              --------   --------   --------
NET INCOME..................................................  $  215.8   $  138.1   $   71.6
                                                              ========   ========   ========
Basic earnings per share....................................  $   1.72   $   1.09   $   0.57
Diluted earnings per share..................................  $   1.67   $   1.06   $   0.56
Diluted shares outstanding..................................     129.4      129.7      128.6

CONSOLIDATED REVENUES

Consolidated revenues increased $134.6 million or 11.0% in 2000 and $108.3 million or 9.7% in 1999. Revenue growth in 2000 was primarily a result of higher Financial Services and Output Solutions Segments revenues. Financial Services Segment revenues increased $66.1 million or 11.9% in 2000. This increase in 2000 Financial Services Segment revenues resulted from increased U.S. revenues of $76.1 million or 17.8%, primarily as a result of an increase in mutual fund shareowner accounts processed of 27.8% to 72.1 million at December 31, 2000, partially offset by a $10.0 million or 7.8% decrease in international revenues from lower professional services and Canadian mutual fund processing revenues. The 1999 Financial Services Segment revenue growth of $47.3 million or 9.3% resulted from increased U.S. revenues of $36.9 million or 9.5%, attributable to an increase in U.S. mutual fund shareowner accounts of 13.3% to 56.4 million at December 31, 1999, and from increased international revenues of $10.4 million or 8.9% from growth in Canadian mutual fund processing revenues.

Output Solutions Segment revenues increased $80.0 million or 15.6% in 2000 and $76.7 million or 17.6% in 1999. The growth was a result of an increase in volume of statements and images produced from the growth in existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

Customer Management Segment revenues decreased $8.0 million or 3.9% in 2000 and $17.1 million or 7.8% in 1999. Revenues for 2000 were adversely affected by consolidation in the U.S. cable television industry, partially offset by higher satellite subscriber revenues, while 1999 revenues were adversely affected by transitioning a discontinued customer off of the Company's services.

Investments and Other Segment revenues increased $0.3 million or 0.9% in 2000 and decreased $1.2 million or 3.5% in 1999. Segment revenues consist primarily of rental income for facilities leased to the Company's other business segments.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

Consolidated income from operations before merger charges increased
$64.9 million or 32.5% in 2000 and $47.1 million or 30.9% in 1999. The operating margin before merger charges was 19.4%, 16.3% and 13.6% in 2000, 1999 and 1998, respectively. The growth in 2000 was primarily a result of a $56.5 million or 46.0% increase in the Financial Services Segment which resulted in an operating margin of 28.9% in 2000 compared to 22.1% in 1999. The increase in 2000 Financial Services Segment operating margin resulted from increased U.S. revenues. The improvement in 1999 Financial Services operating margin resulted from increased U.S. revenues, significant improvement in international operations and the capitalization of $18.1 million of internal use software development costs.

Output Solutions Segment income from operations before merger charges increased $16.0 million or 32.7% in 2000 and $15.1 million or 44.5% in 1999. Output Solutions Segment operating margin was 11.0%, 9.6% and 7.8% in 2000, 1999 and 1998, respectively. The improvement in the 2000 operating margin results are primarily from an increased volume of images and statements produced, which were partially offset by the increased spending in Internet-based product development costs. The improvement in the 1999 operating margin percentage resulted from increased revenues and the capitalization of $3.5 million of internal use software development costs.

In 2000, Customer Management Segment income from operations decreased
$6.2 million or 29.1%, primarily attributable to a decline in processing and software services revenues. In 1999, Customer Management Segment income from operations before merger charges, decreased $3.2 million or 13.1% from a decline in processing and software services revenues and a decrease in equipment revenues mostly related to transitioning a discontinued customer off of the Company's services.

Investments and Other Segment income from operations before merger charges, was $5.2 million, $6.6 million, and $8.8 million in 2000, 1999 and 1998, respectively. The 2000 amount declined primarily due to lower leasing revenues partially offset by higher real estate revenues. The 1999 amount declined primarily due to a one-time charge related to certain equipment leased to third parties.

MERGER CHARGES

The 1998 results include recognition of $26.0 million of merger charges related to the USCS Merger and $7.1 million of merger charges related to the Custima Acquisition.

INTEREST EXPENSE

Interest expense was $5.6 million in 2000 compared to $5.2 million in 1999. Average debt balances and interest rates were higher for 2000 compared to 1999. Interest expense for 1999 decreased $3.4 million or 39.5% compared to 1998. Average debt balances were lower for 1999 compared to 1998.

OTHER INCOME, NET

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on sales of available-for sale investments principally from the Investments and Other Segment, amortization of deferred non-operating gains, and gains (losses) from equipment dispositions. The 2000, 1999 and 1998 amounts include $41.8 million, $8.9 million and $1.9 million, respectively, of net gains related to available-for-sale securities and other investments. During the fourth quarter of 2000, 325,000 shares of State Street Corporation ("State Street") common stock were liquidated primarily in conjunction with the formation and capitalization of a wholly owned captive insurance company that will principally manage the Company's self-insured risks. The captive insurance company intends to invest its capital in a high grade fixed income portfolio. The 2000 amount also includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. The 1999 gains were offset by net losses on equipment dispositions of $3.5 million in 1999.

EQUITY IN EARNINGS AND LOSSES OF UNCONSOLIDATED AFFILIATES

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization, is as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Boston Financial Data Services, Inc.........................   $12.5      $ 8.9      $  7.2
European Financial Data Services Limited....................    (2.1)      (5.3)      (11.1)
Argus Health Systems, Inc...................................     0.8        2.6         2.7
Other.......................................................     0.2        0.4        (1.5)
                                                               -----      -----      ------
                                                               $11.4      $ 6.6      $ (2.7)
                                                               =====      =====      ======

Equity in earnings of unconsolidated affiliates increased $4.8 million in 2000 as a result of increased levels of mutual fund activity at BFDS and decreased losses at EFDS, reflecting an increase in accounts serviced at EFDS to
2.7 million at December 31, 2000 as compared to 2.0 million accounts at December 31, 1999 and 1.4 million accounts at December 31, 1998.

DST recorded losses from EFDS of $2.1 million, $5.3 million and $11.1 million in 2000, 1999 and 1998, respectively. The losses at EFDS were the result of the continued development of the new FAST software and conversion activity associated with adding new clients and converting existing clients from the old system to FAST. Substantially all accounts are now processed on the FAST system. The Company's share of internal use software development costs capitalized by EFDS, net of amortization, was $0.2 million and $2.4 million in 2000 and 1999, respectively.

INCOME TAXES

The Company's effective tax rate was 35.9%, 35.9% and 38.4% for the years ended December 31, 2000, 1999 and 1998, respectively. Excluding the impact of the previously discussed 1998 merger charges, the Company's effective tax rate would have been 35.9%, 35.9% and 34.5% for 2000, 1999 and 1998, respectively. The primary difference between the Company's effective tax rate and the combined federal and state statutory rates is the result of deferred taxes being provided for unremitted earnings of U.S. unconsolidated affiliates net of the dividends received deduction provided under current tax law, increased tax benefits associated with 1998 international operations, and the benefits associated with Missouri income apportionment rules designed to attract and retain mutual fund service companies.

NET INCOME

The Company's net income (and earnings per share) for 2000, 1999 and 1998 was $215.8 million ($1.72 basic earnings per share and $1.67 diluted earnings per share), $138.1 million ($1.09 basic earnings per share and $1.06 diluted earnings per share), and $71.6 million ($0.57 basic earnings per share and $0.56 diluted earnings per share), respectively. Excluding the impact of net gains on sale of available-for-sale securities in 2000, 1999 and 1998, the previously discussed litigation settlement in 2000 and the previously discussed 1998 merger charges, the Company's net income and earnings per share for 2000,

1999 and 1998 would have been $181.5 million ($1.45 basic earnings per share and $1.40 diluted earnings per share), $131.9 million ($1.04 basic earnings per share and $1.02 diluted earnings per share) and $96.5 million ($0.77 basic earnings per share and $0.75 diluted earnings per share), respectively.

                   YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

                           FINANCIAL SERVICES SEGMENT

REVENUES

Financial Services Segment revenues for 2000 increased 11.9% over 1999 to $621.0 million. U.S. Financial Services revenues increased 17.8% to
$503.1 million in 2000. U.S. mutual fund processing revenues for 2000 increased 19.3% over the prior year as shareowner accounts serviced increased 27.8% from
56.4 million at December 31, 1999 to 72.1 million at December 31, 2000.

Financial Services Segment revenues from international operations for 2000 decreased 7.8% to $117.9 million. The revenue decrease resulted primarily from lower revenues from professional service and Canadian mutual fund processing partially offset by higher AWD software maintenance revenues. Canadian shareowner accounts serviced decreased 37.5% from 2.4 million at December 31, 1999 to 1.5 million at December 31, 2000 primarily from the loss of a client associated with an acquisition.

Segment revenues for the year ended December 31, 1999 increased 9.3% over 1998 to $554.9 million. U.S. revenues increased 9.5% to $427.0 million in 1999. U.S. mutual fund processing revenues for 1999 increased 12.0% over the prior year as shareowner accounts serviced increased 13.3% from 49.8 million at December 31, 1998 to 56.4 million at December 31, 1999.

Segment revenues from international operations for 1999 increased 8.9% to $127.9 million. The revenue increase resulted primarily from increased investment accounting software licenses and services and growth in Canadian mutual fund shareowner processing revenues. Canadian shareowner accounts serviced increased 50.0% from 1.6 million at December 31, 1998 to 2.4 million at December 31, 1999.

COSTS AND EXPENSES

Segment costs and expenses for 2000 and 1999 increased 1.9% to $372.6 million and 1.4% to $365.6 million, respectively, over the comparable prior year periods. Costs and expenses for 2000 and 1999 were reduced by $24.3 million and $18.1 million, respectively, as a result of capitalizing costs of internal use software as required under SOP 98-1, which was partially offset by the increase in personnel costs to support revenue growth and volumes. In addition, costs and expenses in 2000 included a $3.9 million recovery of costs previously expensed in 1999 associated with a terminated international software development contract.

DEPRECIATION AND AMORTIZATION

Segment depreciation and amortization for 2000 increased 3.9% or $2.6 million. The increase was primarily attributable to increased capital additions during 2000 and amortization of capitalized internal use software costs. Segment depreciation and amortization for 1999 increased 7.8% or $4.8 million. The increase was primarily attributable to increased capital additions during 1999 and a one-time $3.7 million asset impairment charge during 1999 for certain international securities processing systems.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The Segment's income from operations before merger charges for 2000 and 1999 increased 46.0% to $179.3 million and 43.8% to $122.8 million, respectively, over the comparable prior year periods. The Segment's operating margins, excluding merger charges, were 28.9%, 22.1%, and 16.8% in 2000, 1999 and 1998, respectively. The increases in Financial Services Segment operating margins were a result of increased U.S. revenue and capitalization of costs of software developed for internal use in 2000 and 1999.

                            OUTPUT SOLUTIONS SEGMENT

REVENUES

Output Solutions Segment revenues for 2000 increased 15.6% to $592.2 million compared to 1999. Output Solutions Segment revenues for 1999 increased by 17.6% to $512.2 million from $435.5 million in 1998. The growth in segment revenue was derived from an increase in the volume of statements and images produced which was partially related to the growth of existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

COSTS AND EXPENSES

Segment costs and expenses for 2000 and 1999 increased 14.2% to $491.5 million and 15.1% to $430.2 million, respectively, over the comparable prior year periods. Personnel costs for 2000 and 1999 increased 21.1% and 15.6%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and research and development costs relating primarily to ongoing product development. In addition, 2000 and 1999 costs included integration costs to combine the output related businesses and higher Internet-based electronic bill and statement product development and selling costs which were partially offset by the effect of capitalizing
$8.8 million and $3.5 million, respectively, of internal use software development costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 8.2% to $35.7 million in 2000 and increased 19.1% to $33.0 million in 1999. The increase in depreciation and amortization in 2000 and 1999 as compared to prior years was attributable to increased print/mail capital additions, including capitalized internal software development costs, to support revenue growth.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The Segment's income from operations before merger charges for 2000 and 1999 increased $16.0 million or 32.7% and $15.1 million or 44.5% principally from increased volumes for images and statements and the effect of capitalized internal use software development costs. The Segment's operating margins, excluding merger charges, were 11.0%, 9.6% and 7.8% in 2000, 1999 and 1998, respectively.

                          CUSTOMER MANAGEMENT SEGMENT

REVENUES

Customer Management Segment revenues for 2000 decreased 3.9% from 1999 to
$195.0 million. Processing and software revenues decreased 6.2% in 2000 to $178.8 million which were partially offset by an increase in equipment sales of 30.6% to $16.2 million in 2000. During 1999, segment revenues decreased 7.8% from 1998 to $203.0 million. Processing and software revenues decreased 1.3% to $190.6 million in 1999 from $193.1 million in 1998. Equipment sales and services decreased 54.1% to $12.4 million in 1999 from $27.0 million in 1998. Revenues for 2000 were adversely affected by consolidation in the U.S. cable television industry, partially offset by higher satellite subscriber revenues, while 1999 revenues were adversely affected by transitioning a discontinued customer off of the Company's services.

The Company recently announced that it has signed an agreement with Comcast Cable Communications, Inc. to provide the Company's customer relationship management and workflow business solution, AWD. This is the first Customer Management client to contract for AWD. No

Comcast AWD software license revenues were recognized during 2000. The Company expects to recognize such revenues in 2001.

The Company has been advised that a customer, MediaOne Group Inc. (MediaOne), plans to discontinue its processing agreement as a result of MediaOne's acquisition by AT&T. It is expected that a substantial portion of MediaOne's subscribers will be removed during 2001. At December 31, 2000, the Company serviced 3.6 million MediaOne subscribers.

COSTS AND EXPENSES

Segment costs and expenses for 2000 and 1999 decreased 2.0% to $163.9 million and 9.1% to $167.3 million, respectively, over the comparable prior year periods. The decrease in segment costs and expenses in 2000 was primarily attributable to decreased costs associated with lower processing and service revenues and to the management of personnel costs. Segment costs and expenses in 1999 decreased primarily due to a decrease in equipment related costs related to sales to customers.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for 2000 and 1999 increased 11.1% to $16.0 million and 24.1% to $14.4 million, respectively, over the comparable prior year periods. The increase in 2000 and 1999 was primarily attributable to increased amortization of capitalized software development costs. Amortization also increased in 1999 due to goodwill amortization relating to the Custima Acquisition in August 1998.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

Segment income from operations for 2000 decreased $6.2 million as compared to 1999. The decrease was attributable to decreased processing and service revenues. The Segment's income from operations before merger charges for 1999 decreased $3.2 million as compared to 1998. The 1999 decrease was attributable to decreased equipment sales for the year, increased amortization of capitalized software development costs, increased intangible amortization relating to the Custima Acquisition and transitioning a discontinued customer off of the Company's services. The Segment's operating margin before merger charges was 7.7%, 10.5% and 11.2% in 2000, 1999 and 1998, respectively.

                         INVESTMENTS AND OTHER SEGMENT

REVENUES

Investments and Other Segment revenues totaled $33.2 million, $32.9 million, and $34.1 million in 2000, 1999 and 1998, respectively. Real estate revenues of $29.5 million, $26.7 million and $27.8 million in 2000, 1999 and 1998, respectively, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $3.7 million, $6.2 million and $6.3 million in 2000, 1999 and 1998, respectively, were derived from the Segment's hardware leasing activities.

COSTS AND EXPENSES

Investments and Other Segment costs and expenses increased in 2000 primarily as a result of changes in real estate related costs. Costs and expenses for 1999 were essentially unchanged from 1998.

DEPRECIATION AND AMORTIZATION

Investments and Other Segment depreciation and amortization decreased
$1.1 million in 2000 and increased $1.1 million in 1999 as a result of a one-time charge in 1999 related to certain equipment leased to third parties.

INCOME FROM OPERATIONS BEFORE MERGER CHARGES

The segment's income from operations before merger charges totaled
$5.2 million, $6.6 million and $8.8 million in 2000, 1999 and 1998, respectively. The decrease in 2000 income from operations before merger charges as compared to 1999 is primarily related to decreased revenues from hardware leasing activities. The decrease in 1999 income from operations before merger charges as compared to 1998 was primarily related to the one-time charge related to certain leased equipment to third parties.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $333.8 million, $252.3 million and $274.8 million in 2000, 1999 and 1998, respectively. Operating cash flows in 2000 were primarily impacted by net income of $215.8 million, the impact of depreciation and amortization of $128.6 million, deferred taxes of $22.0 million, increases in accounts receivable of $40.8 million and increases in accounts payable and other accrued liabilities of $56.5 million. The Company utilized its 2000 operating cash flow to reinvest in its existing business, fund investments and advances to unconsolidated affiliates and fund treasury stock purchases. The Company had $116.2 million of cash and cash equivalents at December 31, 2000.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Accounts receivable increased in 2000 by approximately $40.8 million or 12.7% from 1999 primarily from increases in revenue. The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

The Company's research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $195.7 million, $172.4 million and $165.5 million in 2000, 1999 and 1998, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $43.6 million, $26.6 million and $2.5 million was capitalized in 2000, 1999 and 1998, respectively.

The Company continues to make significant investments in capital equipment and facilities. During the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $176.0 million, $139.0 million and $132.7 million, respectively, in capital expenditures for equipment and facilities which includes amounts directly paid by third-party lenders. Capital expenditures for 2000 and 1999 include $1.2 million and $9.6 million for assets placed in service in 1999 and 1998, respectively. Capitalized costs of software developed for internal use totaled $33.8 million and $21.6 million in 2000 and 1999, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $9.8 million, $5.0 million and $2.5 million for 2000, 1999 and 1998, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or bank lines of credit as required.

The Company expended approximately $89.8 million, $60.8 million and $48.0 million primarily for investments and advances to unconsolidated affiliates during 2000, 1999 and 1998, respectively, including $14.3 million, $16.9 million and $15.5 million of advances to greater than 20% owned unconsolidated affiliates and $75.5 million, $43.9 million and $32.5 million of investments in available-for-sale securities and other investments. In addition, the Company expended $4.9 million and $14.2 million during 2000 and 1998, respectively, for acquisitions of subsidiaries, net of cash acquired. The Company received proceeds from the sale of investments of $83.2 million, $24.8 million and $7.0 million in 2000, 1999 and 1998, respectively.

The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes which are scheduled to mature in May 2001. The Company also maintains a

$125 million revolving credit facility with a syndicate of banks which is available through December 2001. Borrowings under these facilities totaled $50.0 million at December 31, 2000.

On September 26, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to shares outstanding and earnings per share amounts have been restated to reflect this stock split.

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 2.4 million shares during a twenty-four month period in approximately equal monthly amounts subject to such variations as management deemed appropriate. The Company expended $10.0 million in 1998 to complete the purchases under this plan.

In December 1998, the Board of Directors approved a plan for DST to repurchase 1,200,000 shares of DST common stock at the rate of approximately 50,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger and for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements for such programs, the Board of Directors authorized the repurchase of an additional 7,150,000 shares for a total of 8,350,000 shares, with the then 8,000,000 remaining unpurchased shares to be acquired during a twenty-four month period commencing September 1999. During the quarter ended March 31, 2000, the Board of Directors authorized the repurchase of an additional 8,000,000 shares of DST common stock. Of the additional 8,000,000 shares authorized to be repurchased, 1,920,000 shares will be used to meet expected additional share requirements under various DST option, incentive and benefit plans. The balance of the shares authorized may be purchased from time to time and will be used for general corporate purposes. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. At December 31, 2000, DST has purchased 6,660,000 shares since the programs commenced. Of the remaining 9,690,000 shares to be repurchased, 3,840,000 shares are expected to be utilized for DST's stock award, employee stock purchase and stock option programs and 5,850,000 shares are expected to be used for general corporate purposes. The Company expended $177.2 million and $52.2 million in 2000 and 1999, respectively, to purchase shares under these programs.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 8.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2000, and included in the numbers set forth in the preceding paragraph, the Company purchased 2.6 million shares under these agreements for $81.4 million. As of December 31, 2000, the cost to settle the agreements would be approximately $179.3 million for approximately
5.4 million shares of common stock. The agreements, which expire in March 2001 and September 2002, allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

USCS, prior to the USCS Merger, expended approximately $6.2 million in 1998 for the repurchase of common stock in order to meet obligations under stock option plans, employee stock purchase plans and 401(k) retirement plans. Substantially all these shares were reissued under the plans, prior to the consummation of the USCS Merger.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities, the Company's $125 million revolving credit facility described above as well as the Company's $1.4 billion of investments in available-for-sale securities at December 31, 2000.

INTERNAL USE SOFTWARE

Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as it was incurred. SOP 98-1, effective for fiscal periods beginning after December 15, 1998, required that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The Company capitalized $28.5 million and $24.0 million of costs, net of related amortization, related to the development of internal use software for the years ended December 31, 2000 and 1999, respectively, including $0.2 million and $2.4 million, respectively, of capitalized costs at an unconsolidated subsidiary. These costs will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three year period beginning on the date such software is complete.

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

COMPREHENSIVE INCOME

The Company's comprehensive income totaled $205.7 million, $311.5 million and $232.8 million in 2000, 1999 and 1998, respectively. Comprehensive income consists of net income of $215.8 million, $138.1 million and $71.6 million in 2000, 1999 and 1998, respectively, and other comprehensive losses of $10.1 million in 2000 and other comprehensive income of $173.4 million and $161.2 million in 1999 and 1998, respectively. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The Company had a net unrealized loss on available-for-sale securities of $6.6 million in 2000 and net unrealized gains on available-for-sale securities of $174.1 million and $161.2 million in 1999 and 1998, respectively. The Company's net unrealized losses and gains on available-for-sale securities results primarily from changes in the market value of the Company's investments in approximately 5.7 million shares of State Street common stock and approximately 8.6 million shares of CSC common stock. At December 31, 2000, these two investments had an aggregate pre-tax unrealized gain of $835.7 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

DERIVATIVE AND HEDGING ACTIVITIES

Financial Accounting Standards Board Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The implementation of the new standard has not had a material effect on the consolidated results of operations of the Company.

REVENUE RECOGNITION

Securities and Exchange Commission Staff Accounting Bulletin Nos. 101, 101A and 101B summarize the application of generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should be recognized when it is realized or realizable and it is earned. These guidelines became effective in the fourth quarter 2000 for the Company's year ended December 31, 2000. The implementation of the new guidelines did not have a material effect on the consolidated results of operations of the Company.

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

AVAILABLE-FOR-SALE EQUITY PRICE RISK

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2000 was approximately $1.4 billion. The impact of a 10% change in fair value of these investments would be approximately $87 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

INTEREST RATE RISK

At December 31, 2000, the Company had $90.0 million of long-term debt, of which $64.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To the Stockholders of DST Systems, Inc.

The accompanying consolidated financial statements of DST Systems, Inc. and its subsidiaries were prepared by management in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management has made judgments and estimates based on currently available information. Other financial information included in this annual report is consistent with that in the consolidated financial statements.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of DST Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 28, 2001

                               DST SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  116.2   $   89.0
  Transfer agency investments...............................      54.2
  Accounts receivable (includes related party receivables of
    $16.7 and $12.0)........................................     358.5      320.6
  Inventories...............................................      13.3       15.6
  Deferred income taxes.....................................      22.3       10.3
  Other assets..............................................      26.2       29.0
                                                              --------   --------
                                                                 590.7      464.5
Investments.................................................   1,521.0    1,477.7
Properties..................................................     393.8      338.7
Intangibles and other assets................................      46.9       45.4
                                                              --------   --------
  Total assets..............................................  $2,552.4   $2,326.3
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Debt due within one year..................................  $   21.3   $   18.4
  Transfer agency deposits..................................      54.2
  Accounts payable..........................................     100.3       93.7
  Accrued compensation and benefits.........................      66.3       57.9
  Deferred revenues and gains...............................      48.5       44.1
  Other liabilities.........................................      65.6       71.7
                                                              --------   --------
                                                                 356.2      285.8
Long-term debt..............................................      68.7       44.4
Deferred income taxes.......................................     482.0      452.2
Other liabilities...........................................      79.7       80.3
                                                              --------   --------
                                                                 986.6      862.7
                                                              --------   --------
Commitments and contingencies (Note 12).....................
                                                              --------   --------
Stockholders' equity
  Preferred stock, $0.01 par, 10,000,000 shares authorized
    and unissued
  Common stock, $0.01 par, 300,000,000 shares authorized,
    127,633,278 shares issued...............................       1.3        1.3
  Additional paid-in capital................................     425.1      453.5
  Retained earnings.........................................     732.0      516.2
  Treasury stock, at cost...................................    (115.2)     (40.1)
  Accumulated other comprehensive income....................     522.6      532.7
                                                              --------   --------
    Total stockholders' equity..............................   1,565.8    1,463.6
                                                              --------   --------
      Total liabilities and stockholders' equity............  $2,552.4   $2,326.3
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues (includes related parties revenues of $150.6,
  $120.4 and $105.0)........................................  $1,362.1   $1,227.5   $1,119.2
Costs and expenses..........................................     968.9      905.0      857.8
Depreciation and amortization...............................     128.6      122.8      108.8
Merger charges..............................................                            33.1
                                                              --------   --------   --------
Income from operations......................................     264.6      199.7      119.5

Interest expense............................................      (5.6)      (5.2)      (8.6)
Other income, net...........................................      66.3       13.2        7.4
Equity in earnings (losses) of unconsolidated affiliates....      11.4        6.6       (2.7)
                                                              --------   --------   --------
Income before income taxes and minority interests...........     336.7      214.3      115.6

Income taxes................................................     120.9       76.9       44.3
                                                              --------   --------   --------
Income before minority interests............................     215.8      137.4       71.3

Minority interests..........................................                 (0.7)      (0.3)
                                                              --------   --------   --------
Net income..................................................  $  215.8   $  138.1   $   71.6
                                                              ========   ========   ========
Average common shares outstanding...........................     125.3      126.4      125.5
Diluted shares outstanding..................................     129.4      129.7      128.6

Basic earnings per share....................................  $   1.72   $   1.09   $   0.57
Diluted earnings per share..................................  $   1.67   $   1.06   $   0.56

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN MILLIONS)

                                      COMMON STOCK                                            ACCUMULATED
                                 ----------------------   ADDITIONAL                             OTHER           TOTAL
                                   SHARES        PAR       PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                 OUTSTANDING    VALUE      CAPITAL     EARNINGS    STOCK        INCOME          EQUITY
                                 -----------   --------   ----------   --------   --------   -------------   -------------
DECEMBER 31, 1997..............     125.2        $1.3       $465.4      $306.5    $ (40.4)       $198.1        $  930.9
Comprehensive income:
  Net income...................                                           71.6
  Other comprehensive income...                                                                   161.2
    Comprehensive income.......                                                                                   232.8

Issuance of common stock.......       1.4                     (2.9)                  21.6                          18.7
Repurchase of common stock.....      (0.8)                    (0.9)                 (15.3)                        (16.2)
                                    -----        ----       ------      ------    -------        ------        --------
DECEMBER 31, 1998..............     125.8         1.3        461.6       378.1      (34.1)        359.3         1,166.2
Comprehensive income:
  Net income...................                                          138.1
  Other comprehensive income...                                                                   173.4
    Comprehensive income.......                                                                                   311.5

Issuance of common stock.......       2.2                     (8.1)                  46.2                          38.1
Repurchase of common stock.....      (1.8)                                          (52.2)                        (52.2)
                                    -----        ----       ------      ------    -------        ------        --------
DECEMBER 31, 1999..............     126.2         1.3        453.5       516.2      (40.1)        532.7         1,463.6
Comprehensive income:
  Net income...................                                          215.8
  Other comprehensive loss.....                                                                   (10.1)
    Comprehensive income.......                                                                                   205.7

Issuance of common stock.......       3.5                    (28.4)                 102.1                          73.7
Repurchase of common stock.....      (5.0)                                         (177.2)                       (177.2)
                                    -----        ----       ------      ------    -------        ------        --------
DECEMBER 31, 2000..............     124.7        $1.3       $425.1      $732.0    $(115.2)       $522.6        $1,565.8
                                    =====        ====       ======      ======    =======        ======        ========

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS--OPERATING ACTIVITIES:
Net income..................................................  $ 215.8    $ 138.1    $  71.6
                                                              -------    -------    -------
Depreciation and amortization...............................    128.6      122.8      108.8
Non-cash merger charges.....................................                           13.5
Equity in (earnings) losses of unconsolidated affiliates....    (11.4)      (6.6)       2.7
Cash dividends received from unconsolidated affiliates......      0.1        0.5        9.9
Net realized gains on investments...........................    (41.8)      (8.9)      (1.9)
Deferred taxes..............................................     22.0        8.4      (10.0)
Increase in accounts receivable.............................    (40.8)     (38.2)     (13.0)
Decrease (increase) in inventories and other current
  assets....................................................      5.1       (0.8)       6.6
Increase in transfer agency investments.....................    (54.2)
Increase in transfer agency deposits........................     54.2
Increase in accounts payable and accrued liabilities........     56.5       33.1       82.0
Other, net..................................................     (0.3)       3.9        4.6
                                                              -------    -------    -------
Total adjustments to net income.............................    118.0      114.2      203.2
                                                              -------    -------    -------
    Net.....................................................    333.8      252.3      274.8
                                                              -------    -------    -------
CASH FLOWS--INVESTING ACTIVITIES:
Proceeds from sale of investments...........................     83.2       24.8        7.0
Investments and advances to unconsolidated affiliates.......    (89.8)     (60.8)     (48.0)
Capital expenditures........................................   (176.0)    (139.0)    (132.7)
Net investment in leases....................................    (11.7)      (9.5)     (11.9)
Principal collections on leases.............................     13.2        9.8        6.4
Payment for purchases of subsidiaries, net of cash
  acquired..................................................     (4.9)                (14.2)
Other, net..................................................      6.3       11.6        2.3
                                                              -------    -------    -------
    Net.....................................................   (179.7)    (163.1)    (191.1)
                                                              -------    -------    -------
CASH FLOWS--FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................     24.1       24.2        7.9
Proceeds from issuance of long-term debt....................      0.6       11.5        7.4
Principal payments on long-term debt........................     (9.5)     (13.7)     (23.4)
Net increase (decrease) in revolving credit facilities......     35.2        3.2      (37.5)
Common stock repurchased....................................   (177.2)     (52.2)     (16.2)
Other, net..................................................     (0.1)      (1.3)     (12.4)
                                                              -------    -------    -------
    Net.....................................................   (126.9)     (28.3)     (74.2)
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................     27.2       60.9        9.5
Cash and cash equivalents, beginning of year................     89.0       28.1       18.6
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 116.2    $  89.0    $  28.1
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                               DST SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry, video/broadband/satellite TV industry, and other service industries. In December 1998, the Company completed its merger ("USCS Merger") with USCS International, Inc. ("USCS"), through the issuance of approximately
27.6 million shares of common stock. The USCS Merger was accounted for under the pooling of interests accounting method. Accordingly, the DST financial results for all periods prior to the merger were restated in 1998 to combine the historical results of operations of DST and USCS, adjusted for conformity of accounting policies relating primarily to USCS' depreciation and amortization policies and accounting for the costs of software developed for internal USCS use.

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

FINANCIAL SERVICES

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered in the U.S. and selected international markets; a defined-contribution participant recordkeeping system for the U.S. market; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; a workflow management and customer contact system offered primarily to mutual funds, insurance companies, brokerage firms and banks; and a securities transfer system offered to corporate trustees and transfer agents and to corporate clients.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific, and to a lesser degree distributes such services and products through various strategic alliances.

OUTPUT SOLUTIONS

The Output Solutions Segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. This Segment provides its processing services and solutions in North America to customers of the Company's Financial Services and Customer Management Segments and to telecommunications, utilities and other high volume industries which require high quality, accurate and timely statement processing.

                               DST SYSTEMS, INC.

CUSTOMER MANAGEMENT

The Customer Management Segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite ("DBS"), wire-line and Internet-protocol telephony, Internet and utility markets worldwide. The Company's software systems enable its clients to manage their operations across all aspects of their business including order processing, customer support, financial reporting, decision support, marketing, field services and collections. This Segment also distributes the Company's workflow management and customer contact systems to the industries it services.

The Customer Management Segment distributes its services and products on a direct basis, through subsidiaries in North America, the United Kingdom and parts of Europe and with international alliance partners in other regions of the world.

INVESTMENTS AND OTHER

The Investments and Other Segment holds investments in equity securities, certain financial interests, and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately
$1.4 billion at December 31, 2000, including approximately 5.7 million shares of State Street Corporation ("State Street") with a market value of $705 million and 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $519 million. Additionally, the Company owns and operates real estate mostly in the U.S. which is held primarily for lease to the Company's other business segments.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                               DST SYSTEMS, INC.

billing adjustments are determined as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

The Company has entered into various agreements with related parties, principally unconsolidated affiliates, to utilize the Company's data processing facilities and computer software systems. The Company believes that the terms of its contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

Securities and Exchange Commission Staff Accounting Bulletin Nos. 101, 101A and 101B summarize the application of generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should be recognized when it is realized or realizable and it is earned. These guidelines became effective during the fourth quarter 2000 for the Company's year ended December 31, 2000. The implementation of the new guidelines did not have a material effect on the consolidated results of operations of the Company.

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

SOFTWARE DEVELOPMENT AND MAINTENANCE

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1, effective for periods beginning after December 15, 1998, requires that certain costs for the development of internal use software, including coding and software configuration costs, and costs of upgrades and enhancements be capitalized. These costs will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three year period. Prior to the adoption of SOP 98-1, costs of software developed for internal use were expensed as incurred. For the years ended December 31, 2000 and 1999, the Company capitalized
$28.5 million and $24.0 million, respectively, of costs (net of related amortization) related to such development, including $0.2 million and $2.4 million, respectively, of capitalized costs at an unconsolidated subsidiary. If internal use software development costs had been expensed rather than capitalized, consolidated net income for the years ended December 31, 2000 and 1999 would have been $197.5 million ($1.58 per basic share, $1.53 per diluted share) and $122.7 million ($0.97 per basic share, $0.95 per diluted share), respectively.

Research and development costs for software that will be sold or licensed to third parties are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility, it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year's net revenue to current year's net revenue plus estimated future net revenues or the amount computed

                               DST SYSTEMS, INC.

by the straight-line method over the estimated useful life of the product, generally three to five years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis. The cost of custom development that is required and funded by a specific client is charged to costs and expenses as incurred.

A portion of the Company's development costs are funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately
$160.1 million, $145.8 million and $163.0 million for the years ended
December 31, 2000, 1999 and 1998, respectively. The Company capitalized
$33.8 million and $21.6 million of costs related to the development of internal use software for the years ended December 31, 2000 and 1999, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $9.8 million, $5.0 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense related to capitalized development costs totaled $8.1 million, $1.8 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

CASH EQUIVALENTS

Short-term liquid investments with a maturity of three months or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

TRANSFER AGENCY INVESTMENTS AND DEPOSITS

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 40 years. Data processing equipment,

                               DST SYSTEMS, INC.

data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 2000.

INTANGIBLES

Goodwill resulting from the cost of investments in excess of the underlying fair value of identifiable net assets acquired is amortized over periods ranging from 3 to 20 years. On a quarterly basis, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. These analyses are performed on an individual investment basis with the primary focus of the analyses being the expected future cash flows from significant products of each of the investments. In management's opinion, no such impairment exists at December 31, 2000.

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

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 2000 and 1999. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures in Note 9.

                               DST SYSTEMS, INC.

DERIVATIVE AND HEDGING ACTIVITIES

Financial Accounting Standards Board Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The implementation of the new standard has not had a material effect on the consolidated results of operations of the Company.

COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income, unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

3. ACQUISITIONS AND DISPOSITIONS

EQUISERVE LIMITED PARTNERSHIP ("EQUISERVE")

On December 20, 2000, DST announced that it had signed definitive agreements to acquire a controlling equity position in EquiServe by purchasing, for cash, interests held by FleetBoston Financial Corporation and Bank One Corporation. FleetBoston Financial and Bank One will retain nominal minority interests, and each will continue various banking relationships with EquiServe and use EquiServe as its transfer agent. The transaction is subject to regulatory approval and is expected to close near the end of the first quarter 2001. The Company has received notice of early termination of the Hart-Scott-Rodino review and is in the process of obtaining approval by the Office of the Comptroller of the Currency. Upon completion of the transaction, EquiServe's financial results will be consolidated with those of DST. On a proforma basis, the acquisition is not expected to have a material impact on DST's net income or earnings per share for 2001. DST will fund the acquisition with operating cash flows and existing credit facilities.

EquiServe is one of the nation's largest corporate shareholder service providers, maintaining and servicing the records of approximately 24 million shareholder accounts for more than 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and has estimated revenues of approximately $325 million for the year 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry. Under an existing agreement, DST will receive additional equity in EquiServe upon delivery of the Fairway system.

DST CANADA JOINT VENTURE

DST Canada has been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing business, DST Canada was converted to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street. The joint venture was formed by DST contributing its shares of DST Canada to a newly formed joint venture while State Street contributed $43.5 million to the joint venture. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain will be

                               DST SYSTEMS, INC.

recognized from the transaction. Effective January 2001, DST Canada's results of operations will no longer be consolidated with the Company and the earnings of the joint venture will be included in the Company's results on the equity basis. On a proforma basis, the formation of the joint venture is not expected to have a material impact on DST's net income or earnings per share in 2001.

EXCHANGE-AMERICA, LLC

The Company completed the acquisition of a 50% interest in exchange-america, LLC in February 2001 for $15 million. exchange-america is a developer of a web-enabled process to submit new insurance and annuities business applications online.

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

Integration costs in 1998 included $3.2 million for the severance cost of involuntary separation benefits related to approximately 250 employees. Employee separations affect the majority of business functions and job classifications across the Output Solutions ($1.5 million) and Customer Management
($1.7 million) Segments, principally in North America.

The 1998 integration costs included $10.2 million related to lease abandonment costs, elimination of certain non-strategic business lines and the closing of certain production and administration centers associated with the Output Solutions ($9.1 million) and Customer Management ($1.1 million) Segments. For the locations closed and the non-strategic business lines eliminated, the tangible and intangible assets disposed of were written down by $4.6 million to fair value. The integration costs also included $2.7 million ($0.7 million, $1.8 million, and $0.2 million for the Financial Services, Output Solutions, and Customer Management Segments, respectively) related to purchased software and other committed costs of software/communications systems that were abandoned. Additionally, $0.8 million ($0.4 million in each of the Output Solutions and Customer Management Segments) of costs were expensed related to terminating certain contractual obligations which had no future benefit as a result of the USCS Merger.

The cash and non-cash elements of the integration costs were approximately
$9.5 million and $7.4 million, respectively. Cash elements included employee severance benefits and other items of $3.2 million and $6.3 million, respectively, of which $5.3 million, $3.6 million and $0.6 million were utilized in 2000, 1999 and 1998. The non-cash element related to the write down of long-lived assets totaled $7.4 million which was fully utilized in 1998.

In conjunction with the USCS Merger, certain conforming accounting adjustments were recorded to conform the accounting policies relating primarily to USCS' depreciation and amortization policies and the accounting for the costs of software developed for internal USCS use. As a result of conforming accounting policies, net income decreased $3.9 million for the year ended December 31, 1998. Non-current assets decreased $33.3 million at December 31, 1998 as a result of conforming accounting policies. DST purchased 1.1 million shares of USCS common stock during the fourth quarter of 1997 at

                               DST SYSTEMS, INC.

a cost of $21.7 million. Prior to the USCS Merger, there were no significant intercompany transactions between the Company and USCS.

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

In accordance with applicable accounting principles, the assigned value of the in-process research and development ("IPR&D") ($6.0 million) was expensed at the date of acquisition. Also, a charge for redundant facilities and workforce of $1.1 million was recorded in connection with USCS's purchase and consolidation of Custima. Intangible assets (other than IPR&D) are being amortized on a straight-line basis over periods ranging from 3 to 10 years. On a pro forma basis, the acquisition did not have a material impact on the Company's historical results of operations or financial position.

4. PROPERTIES

Properties and related accumulated depreciation are as follows (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land........................................................   $ 28.1     $ 25.9
Buildings...................................................    145.7      128.5
Data processing equipment...................................    262.2      264.1
Data processing software....................................    190.5      151.1
Furniture, fixtures and other equipment.....................    220.9      233.1
Leasehold improvements......................................     55.5       46.3
Construction-in-progress....................................     46.4       24.1
                                                               ------     ------
                                                                949.3      873.1
Less accumulated depreciation and amortization..............    555.5      534.4
                                                               ------     ------
Net properties..............................................   $393.8     $338.7
                                                               ======     ======

Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $117.2 million, $108.2 million and $92.9 million, respectively.

                               DST SYSTEMS, INC.

5. INVESTMENTS

Investments are as follows (in millions):

                                                                        CARRYING VALUE
                                                                      -------------------
                                                            2000         DECEMBER 31,
                                                         OWNERSHIP    -------------------
                                                         PERCENTAGE     2000       1999
                                                         ----------   --------   --------
Available-for-sale securities:
  State Street Corporation.............................       4%      $  704.9   $  438.4
  Computer Sciences Corporation........................       5%         519.0      816.8
  Euronet Services Inc.................................      12%           9.4       14.4
  Other available-for-sale securities..................                  122.8       63.3
                                                                      --------   --------
                                                                       1,356.1    1,332.9
                                                                      --------   --------
Unconsolidated affiliates:
  Boston Financial Data Services, Inc..................      50%          60.8       48.3
  European Financial Data Services Limited.............      50%          13.3        8.0
  Argus Health Systems, Inc............................      50%           7.1        6.4
  Other unconsolidated affiliates......................                   40.3       34.8
                                                                      --------   --------
                                                                         121.5       97.5
                                                                      --------   --------
Other:
  Net investment in leases.............................                   14.5       16.0
  Other................................................                   28.9       31.3
                                                                      --------   --------
                                                                          43.4       47.3
                                                                      --------   --------
    Total investments..................................               $1,521.0   $1,477.7
                                                                      ========   ========

State Street Corporation ("State Street") is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services to both U.S. and non-U.S. customers. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange. The Company received $4.0 million, $3.5 million and
$3.0 million in dividends from State Street in 2000, 1999 and 1998, respectively, which have been recorded in other income.

Computer Sciences Corporation ("CSC") is a provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company's investment in CSC's common stock presented above was based on the closing price on the New York Stock Exchange.

Euronet Services Inc. ("Euronet") operates an independent, non-bank owned automatic teller machine network as a service provider to banks and other financial institutions in certain Central European countries. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ.

The Company's investments in available-for-sale securities had an aggregate market value of $1,356.1 million and $1,332.9 million and an aggregate cost basis of $490.6 million and $456.5 million at December 31, 2000 and 1999, respectively. Proceeds of $83.2 million and $24.8 million and gross realized gains of $48.1 million and $12.4 million were recorded in 2000 and 1999, respectively, from the

                               DST SYSTEMS, INC.

sale of available-for-sale securities. Gross realized losses of $5.6 million were recorded in 2000. There were no gross realized losses in 1999 or 1998. Gross unrealized holding gains totaled $869.7 million, $877.9 million and $591.2 million at December 31, 2000, 1999 and 1998, respectively. Gross unrealized holding losses totaled $4.2 million, $1.5 million and $0.5 million at December 31, 2000, 1999 and 1998, respectively.

Boston Financial Data Services, Inc. ("BFDS") is a corporate joint venture of the Company and State Street. BFDS performs shareowner accounting services for mutual fund companies using the Company's proprietary application system for mutual fund shareowner recordkeeping, TA2000, and retirement plan recordkeeping services using TRAC2000. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

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

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows (in millions):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
BFDS..................................................   $12.5      $ 8.9      $  7.2
EFDS..................................................    (2.1)      (5.3)      (11.1)
Argus.................................................     0.8        2.6         2.7
Other.................................................     0.2        0.4        (1.5)
                                                         -----      -----      ------
                                                         $11.4      $ 6.6      $ (2.7)
                                                         =====      =====      ======

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Revenues............................................   $542.1     $439.3     $411.1
Costs and expenses..................................    500.4      412.6      418.9
Net income (loss)...................................     41.7       26.7       (7.8)
Current assets......................................    169.2      123.8
Noncurrent assets...................................    284.8      286.5
Current liabilities.................................     64.3       50.3
Noncurrent liabilities..............................    182.7      186.2
Partners' and stockholders' equity..................    207.0      173.8

Net investment in leases of $14.5 million and $16.0 million at December 31, 2000 and 1999, respectively, reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

                               DST SYSTEMS, INC.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the following items (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Intangibles.................................................   $ 97.7     $96.3
Less accumulated amortization...............................     52.2      52.3
                                                               ------     -----
  Net.......................................................     45.5      44.0
Other assets................................................      1.4       1.4
                                                               ------     -----
  Total.....................................................   $ 46.9     $45.4
                                                               ======     =====

Intangibles exclude goodwill of $3.6 million and $4.2 million at December 31, 2000 and 1999, respectively, related to unconsolidated affiliates which is classified as part of the investments in the unconsolidated affiliates. Amortization expense, including amortization related to goodwill recorded in investments, totaled $11.7 million, $14.9 million and $13.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

7. LONG-TERM DEBT

The Company is obligated under notes and other indebtedness as follows (in millions):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Secured notes payable.......................................   $ 4.1      $12.2
Mortgage notes..............................................    20.6       21.3
Revolving credit facilities.................................    62.5       27.4
Other.......................................................     2.8        1.9
                                                               -----      -----
                                                                90.0       62.8
Less debt due within one year...............................    21.3       18.4
                                                               -----      -----
Long-term debt..............................................   $68.7      $44.4
                                                               =====      =====

The secured notes payable primarily represent notes which are secured by data processing and production equipment and minimum rental receivables. These notes are generally payable over 12 to 24 month periods with interest rates of 7.59% at December 31, 2000.

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are fixed and range from 8.0% to 10.0% at December 31, 2000.

In December 1996, the Company entered into an amended and restated five-year revolving credit facility of $105 million (increased to $125 million in February 1997) with a syndicate of U.S. and international banks. Borrowings under the facility are available at rates based on the Eurodollar, Prime, Base CD, or Federal Funds rates. A commitment fee of 0.085% per annum is required on the total amount of the facility. An additional utilization fee of .050% is required if the principal amount outstanding is greater than 50% of the total facility. Among other provisions, the agreement limits subsidiary indebtedness and sales of assets and requires the Company to maintain certain coverage and leverage ratios. No borrowings were outstanding at December 31, 2000 or 1999.

                               DST SYSTEMS, INC.

The Company and its subsidiaries maintain additional lines of credit totaling $110 million for working capital requirements and general corporate purposes which are scheduled to mature May 2001. Borrowings under the facilities are available at rates tied to the Eurodollar, federal funds rates or LIBOR rates. Commitment fees of 0.105% to 0.50% per annum are required on the unused portions. Borrowings of $50.0 million and $20.7 million were outstanding under these additional lines of credit at December 31, 2000 and 1999, respectively.

Future principal payments of indebtedness at December 31, 2000 are as follows (in millions):


2001........................................................  $21.3
2002........................................................   52.0
2003........................................................    2.2
2004........................................................    2.5
2005........................................................    2.4
Thereafter..................................................    9.6
                                                              -----
Total.......................................................  $90.0
                                                              =====

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt is considered to approximate fair value at December 31, 2000 and 1999.

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

The following summarizes pretax income (loss) (in millions):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
U.S.................................................   $308.2     $187.4     $108.9
International.......................................     28.5       26.9        6.7
                                                       ------     ------     ------
Total...............................................   $336.7     $214.3     $115.6
                                                       ======     ======     ======

                               DST SYSTEMS, INC.

Income tax expense consists of the following components (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Current
  Federal...................................................   $ 77.7     $55.1      $ 43.3
  State and local...........................................      8.7       5.2         5.0
  International.............................................     12.5       8.2         6.0
                                                               ------     -----      ------
    Total current...........................................     98.9      68.5        54.3
                                                               ------     -----      ------
Deferred
  Federal...................................................     17.3       7.2        (5.0)
  State and local...........................................      2.5      (0.1)       (2.8)
  International.............................................      2.2       1.3        (2.2)
                                                               ------     -----      ------
    Total deferred..........................................     22.0       8.4       (10.0)
                                                               ------     -----      ------
Total income tax expense....................................   $120.9     $76.9      $ 44.3
                                                               ======     =====      ======

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Income tax expense using the statutory rate in effect.......   $117.8     $75.0      $ 40.5
Tax effect of:
  State and local income taxes, net.........................      7.3       3.3         1.4
  International income taxes, net...........................      4.7       1.1        (0.6)
  Earnings of U.S. unconsolidated affiliates................     (4.0)     (3.4)       (2.8)
  Transaction costs for USCS Merger.........................                            3.2
  Acquired in-process research and development costs........                            2.1
  Other.....................................................     (4.9)      0.9         0.5
                                                               ------     -----      ------
Total income tax expense....................................   $120.9     $76.9      $ 44.3
                                                               ======     =====      ======
Effective tax rate..........................................     35.9%     35.9%       38.4%
Statutory federal tax rate..................................     35.0%     35.0%       35.0%

                               DST SYSTEMS, INC.

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Liabilities:
  Investments in available for sale securities............  $(496.1)   $(483.4)
  Unconsolidated affiliates and investments...............     (1.8)      (0.5)
  Accumulated depreciation and amortization...............     (2.2)
  Other...................................................     (1.9)      (3.1)
                                                            -------    -------
  Gross deferred tax liabilities..........................   (502.0)    (487.0)
                                                            -------    -------

Assets:
  Book accruals not currently deductible for tax..........     20.9       12.1
  Accumulated depreciation and amortization...............                13.5
  Deferred compensation and other employee benefits.......     15.7       16.5
  Other...................................................      5.7        3.0
                                                            -------    -------
  Gross deferred tax assets...............................     42.3       45.1
                                                            -------    -------
Net deferred tax liability................................  $(459.7)   $(441.9)
                                                            =======    =======

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2000, the cumulative amount of such unremitted earnings was $64.6 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2000 and 1999 were $4.5 million and $3.5 million, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

                               DST SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY

STOCK SPLIT

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

EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Net income..........................................   $215.8     $138.1     $ 71.6
                                                       ======     ======     ======
Average common shares outstanding...................    125.3      126.4      125.5
Incremental shares from assumed conversions of stock
  options...........................................      4.1        3.3        3.1
                                                       ------     ------     ------
Diluted shares outstanding..........................    129.4      129.7      128.6
                                                       ======     ======     ======
Basic earnings per share............................   $ 1.72     $ 1.09     $ 0.57
Diluted earnings per share..........................   $ 1.67     $ 1.06     $ 0.56

COMPREHENSIVE INCOME

Components of other comprehensive income consist of the following (in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period.........................................   $ 30.1     $298.1    $ 266.4
  Less reclassification adjustment for gains
    included in net income.........................    (41.0)     (12.4)      (1.9)
Foreign currency translation adjustments...........     (3.4)      (0.7)
Deferred income taxes..............................      4.2     (111.6)    (103.3)
                                                      ------     ------    -------
Other comprehensive income.........................   $(10.1)    $173.4    $ 161.2
                                                      ======     ======    =======

                               DST SYSTEMS, INC.

Components of the related tax provision of other comprehensive income consists of the following (in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Unrealized gains on investments:
  Unrealized holding gains arising during the
    period..........................................   $ 11.8     $116.4     $104.0
  Less reclassification adjustment for gains
    included in net income..........................    (16.0)      (4.8)      (0.7)
                                                       ------     ------     ------
Deferred income taxes...............................   $ (4.2)    $111.6     $103.3
                                                       ======     ======     ======

STOCK ISSUANCE AND REPURCHASES

In May 1996, the Board of Directors determined it was necessary for the Company to have common stock available to provide to employees under its stock award program and to provide to option holders who exercise options. The Board of Directors authorized the purchase of up to 2.4 million shares during a twenty-four month period in approximately equal monthly amounts. The Company expended $10.0 million in 1998 to complete the purchases under this plan.

In December 1998, the Board of Directors approved a plan for DST to repurchase 1,200,000 shares of DST common stock at the rate of approximately 50,000 shares per month in approximately equal monthly amounts beginning in February 1999, to provide additional shares needed as a result of the USCS Merger and for use under various DST option and benefit programs. In August 1999, as a result of expected additional share requirements for such programs, the Board of Directors authorized the repurchase of an additional 7,150,000 shares for a total of 8,350,000 shares, with the then 8,000,000 remaining unpurchased shares to be acquired during a twenty-four month period commencing September 1999. During the quarter ended March 31, 2000, the Board of Directors authorized the repurchase of an additional 8,000,000 shares of DST common stock. Of the additional 8,000,000 shares authorized to be repurchased, 1,920,000 shares will be used to meet expected additional share requirements under various DST option, incentive and benefit plans. The balance of the shares authorized may be purchased from time to time and will be used for general corporate purposes. Such purchases may be made in private or market transactions and will be made in compliance with SEC regulations. At December 31, 2000, DST has purchased 6,660,000 shares since the programs commenced. Of the remaining 9,690,000 shares to be repurchased, 3,840,000 shares are expected to be utilized for DST's stock award, employee stock purchase and stock option programs and 5,850,000 shares are expected to be used for general corporate purposes. The Company expended $177.2 million and $52.2 million in 2000 and 1999, respectively, to purchase shares under these programs.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 8.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2000, and included in the numbers set forth in the preceding paragraph, the Company purchased 2.6 million shares under these agreements for $81.4 million. As of December 31, 2000, the cost to settle the agreements would be approximately $179.3 million for approximately
5.4 million shares of common stock. The agreements, which expire in March 2001 and September 2002, allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

                               DST SYSTEMS, INC.

USCS, prior to the USCS Merger, expended approximately $6.2 million in 1998 for the repurchase of common stock in order to meet obligations under stock option plans, employee stock purchase plans and 401(k) retirement plans. Substantially all these shares were reissued prior to the USCS Merger.

The Company had 2.9 million and 1.4 million shares of common stock held in treasury at December 31, 2000 and 1999, respectively.

STOCK BASED COMPENSATION

At December 31, 2000, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Net income (millions):                 As reported   $215.8     $138.1     $71.6
                                       Pro forma      192.3      120.0      58.0

Basic earnings per share:              As reported     1.72       1.09      0.57
                                       Pro forma       1.54       0.95      0.46

Diluted earnings per share:            As reported     1.67       1.06      0.56
                                       Pro forma       1.49       0.93      0.45

STOCK OPTION PLANS

The weighted average fair value of options granted was $10.18, $10.01 and $8.65 for 2000, 1999 and 1998, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: expected option term of 2.3, 5.0 and 5.3 years, volatility of 38.5%, 29.4% and 28.4%, dividend yield of 0% and risk-free interest rate of 6.4%, 5.3% and 5.4%.

In September 1995, the Company established the 1995 Stock Option and Performance Award Plan, which now provides for the availability of 24,000,000 shares of the Company's common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at the date of grant.

USCS, prior to its merger with DST, issued stock options under five stock option plans to directors, officers and key employees of USCS. Under the 1988, 1990, 1993 and 1996 USCS Stock Option Plans, options were granted at prices and with terms and conditions established by the USCS Board of Directors at the date of grant. Options under these plans vest over periods of up to sixty months and expire ten years after the date of grant. Under the USCS Director's Stock Option Plan, options were granted at fair market value and vested annually over three years and expire five years after the date of

                               DST SYSTEMS, INC.

grant. Upon completion of the USCS Merger, each outstanding option to purchase USCS common stock issued pursuant to USCS' stock option plans was assumed by DST. Each such option now constitutes an option to acquire, on the same terms and conditions as were applicable under such assumed option, the number of shares of DST common stock equal to the product of the merger exchange ratio of
0.62 and the number of shares of USCS common stock subject to such option rounded down to the nearest whole share. The exercise price per share of DST common stock is equal to the exercise price per share of such option before the USCS Merger divided by the merger exchange ratio of 0.62, rounded up to the nearest whole cent. Pursuant to certain change in control provisions in the USCS Option Plans, approximately 50% of the unvested portions of the options accelerated and became exercisable at the completion of the USCS Merger.

Summary stock option activity is presented in the table below (shares in millions):

                                                          YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                             2000                  1999                  1998
                                      -------------------   -------------------   -------------------
                                                 WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                       SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                      --------   --------   --------   --------   --------   --------
Outstanding at January 1............    11.0      $18.43      10.6      $14.64       9.2      $11.51
Granted.............................     5.7       33.62       3.0       27.72       2.6       23.85
Exercised...........................    (3.8)      16.20      (2.2)      12.10      (0.9)       8.17
Forfeited...........................    (0.6)      24.33      (0.4)      21.66      (0.3)      15.65
                                        ----                  ----                  ----
Outstanding at December 31..........    12.3      $25.91      11.0      $18.43      10.6      $14.64
                                        ====                  ====                  ====
Exercisable at December 31..........     6.2      $19.33       7.0      $14.51       7.1      $11.72

Summary information concerning outstanding and exercisable stock options as of December 31, 2000 follows:

                                                 WEIGHTED       WEIGHTED                    WEIGHTED
                                                 AVERAGE         AVERAGE                     AVERAGE
         RANGE OF              NUMBER OF        REMAINING       EXERCISE      NUMBER OF     EXERCISE
      EXERCISE PRICES           OPTIONS      CONTRACTUAL LIFE   PRICE PER      OPTIONS      PRICE PER
         PER SHARE           (IN MILLIONS)      (IN YEARS)        SHARE     (IN MILLIONS)     SHARE
---------------------------  -------------   ----------------   ---------   -------------   ---------
$3.01 -- $4.08.............        0.1              3.9          $ 3.35          0.1         $ 3.35
10.09 -- 10.76.............        1.9              4.9           10.43          1.8          10.45
13.11 -- 20.87.............        1.6              6.4           15.97          1.3          15.93
23.90 -- 29.70.............        7.3              8.6           28.11          2.9          27.05
31.17 -- 40.11.............        0.6              9.3           37.18          0.1          33.72
46.56 -- 59.63.............        0.7              9.8           55.90
74.06 -- 74.06.............        0.1              9.9           74.06
                                  ----              ---          ------          ---         ------
$3.01 -- $74.06............       12.3              7.8          $25.91          6.2         $19.33

STOCK PURCHASE PLANS

The 2000 DST Systems, Inc. Employee Stock Purchase Plan provides the right to subscribe to 1.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the

                               DST SYSTEMS, INC.

exercise date or the offering date, whichever is lower. Approximately
0.2 million shares were issued under the Plan in 2000. At December 31, 2000, there were approximately 0.8 million shares available for future offerings. The fair value of purchase rights granted in 2000 was $8.05. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model assuming expected option term of 0.64 year, volatility of 38.7%, dividend yield of 0% and risk-free interest rate of 6.8%.

Prior to the USCS Merger, shares were issued under the USCS Employee Stock Purchase Plan ("Plan"). Common stock purchases under the Plan totaled approximately 64,000 shares in 1998. The weighted average fair value of the employee purchase rights and compensation expense was not material.

RIGHTS PLAN

The Company is party to a Stockholders' Rights Agreement (the "Rights Plan") dated as of October 6, 1995, and amended as of July 9, 1998 and September 10, 1999. Each share of the Company's common stock held of record on October 18, 1995 (when Kansas City Southern Industries, Inc. ("KCSI") was then the sole stockholder of the Company) and all shares of common stock issued in and subsequent to the Company's initial public offering has received one Right. Each Right entitles its holder to purchase 1/1000th share of preferred stock of the Company, or in some circumstances, other securities of the Company. In certain circumstances, the Rights entitle their holders to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an "Acquiring Person"), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or ten days following the commencement or announcement of any person's intention to make a tender offer or exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. Stilwell Management, Inc. ("Stilwell"), which holds approximately 32.6% of the outstanding shares of the Company's common stock, and certain entities affiliated with Stilwell are in certain circumstances excluded from the definition of an "Acquiring Person" under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an acquiring person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

10. BENEFITS PLANS

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. The total expense under these plans was $13.4 million, $15.5 million and $12.5 million in 2000, 1999 and 1998, respectively.

Prior to 1998, DST participated in a multi-employer ESOP. In January 1998, the Company formed The DST Systems, Inc. Employee Stock Ownership Plan ("DST ESOP") and transferred all balances from DST's portion of the multi-employer ESOP to the DST ESOP. This plan provides for employer contributions made at the discretion of the Board of Directors, and based primarily upon employee

                               DST SYSTEMS, INC.

participation. The total expense under this plan was $1.0 million in both 1999 and 1998. On January 1, 2000, all active DST ESOP participants became fully vested, and no future contributions to the plan are anticipated.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $27.1 million and $31.5 million at December 31, 2000 and 1999, respectively.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in millions):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Interest paid during the year........................   $  5.3     $ 5.0      $ 11.4
Income taxes paid during the year....................     77.5      55.2        40.7

In 2000 the Company acquired the remaining 50% of Corporate Document
Systems, Inc. ("CDS") through a stock for stock exchange. The value of the DST stock on the acquisition date was $5.5 million.

12. COMMITMENTS AND CONTINGENCIES

The Company has future obligations under certain software license agreements and operating leases. The operating leases, which include facilities, data processing and other equipment have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $91.0 million, $59.7 million and $40.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements are as follows (in millions):

                                                                SOFTWARE
                                              NON-CANCELABLE    LICENSE
                                                  LEASES       AGREEMENTS    TOTAL
                                              --------------   ----------   --------
2001........................................      $ 55.3         $ 9.3       $ 64.6
2002........................................        85.1          10.5         95.6
2003........................................        42.7          11.4         54.1
2004........................................        28.6          13.4         42.0
2005........................................        13.5          16.0         29.5
Thereafter..................................        48.1           0.8         48.9
                                                  ------         -----       ------
Total.......................................      $273.3         $61.4       $334.7
                                                  ======         =====       ======

Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis.

                               DST SYSTEMS, INC.

The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $8.8 million, $8.3 million and $6.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The Company has also established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2000 were not significant.

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

The Company has entered into an agreement to guarantee 100% of a $40 million revolving credit facility of a 50% owned joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereas the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner's obligations under the agreement. At December 31, 2000, borrowings of $22 million were outstanding under this credit facility.

The Company has entered into an agreement to guarantee 50% of a $3.3 million construction loan of a 50% owned joint venture.

The Company acquired a 6% interest in Wall Street Access in January 2001 for $7.0 million. The securities purchase agreement with Wall Street Access contains put/call provisions whereby the Company's interest in Wall Street Access may be increased to 20% for approximately $16.0 million.

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate, captive insurance and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment. The Company evaluates the performance of its segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed

                               DST SYSTEMS, INC.

by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                       YEAR ENDED DECEMBER 31, 2000
                              -------------------------------------------------------------------------------
                              FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                              SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                              ---------   ---------   ----------   ------------   ------------   ------------
External revenues...........   $619.5      $538.3       $195.0        $ 9.3          $             $1,362.1
Intersegment revenues.......      1.5        53.9                      23.9           (79.3)
                               ------      ------       ------        -----          ------        --------
Total revenues..............    621.0       592.2        195.0         33.2           (79.3)        1,362.1

Costs and expenses..........    372.6       491.5        163.9         20.2           (79.3)          968.9
Depreciation and
  amortization..............     69.1        35.7         16.0          7.8                           128.6
                               ------      ------       ------        -----          ------        --------
Income from operations......    179.3        65.0         15.1          5.2                           264.6
Other income, net...........      4.5         0.1          0.1         61.6                            66.3
Equity in earnings (losses)
  of unconsolidated
  affiliates................     11.3         0.2                      (0.1)                           11.4
                               ------      ------       ------        -----          ------        --------
Earnings before interest and
  income taxes..............   $195.1      $ 65.3       $ 15.2        $66.7          $             $  342.3
                               ======      ======       ======        =====          ======        ========

                                                       YEAR ENDED DECEMBER 31, 1999
                              -------------------------------------------------------------------------------
                              FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                              SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                              ---------   ---------   ----------   ------------   ------------   ------------
External revenues...........   $553.3      $459.3       $203.0        $11.9          $             $1,227.5
Intersegment revenues.......      1.6        52.9                      21.0           (75.5)
                               ------      ------       ------        -----          ------        --------
Total revenues..............    554.9       512.2        203.0         32.9           (75.5)        1,227.5

Costs and expenses..........    365.6       430.2        167.3         17.4           (75.5)          905.0
                               ------      ------       ------        -----          ------        --------
Depreciation and
  amortization..............     66.5        33.0         14.4          8.9                           122.8
Income from operations......    122.8        49.0         21.3          6.6                           199.7
Other income (loss), net....     (1.0)        0.2         (0.6)        14.5             0.1            13.2
Equity in earnings of
  unconsolidated
  affiliates................      6.1         0.2                       0.3                             6.6
                               ------      ------       ------        -----          ------        --------
Earnings before interest and
  income taxes..............   $127.9      $ 49.4       $ 20.7        $21.4          $  0.1        $  219.5
                               ======      ======       ======        =====          ======        ========

                               DST SYSTEMS, INC.

                                                       YEAR ENDED DECEMBER 31, 1998
                              -------------------------------------------------------------------------------
                              FINANCIAL    OUTPUT      CUSTOMER    INVESTMENTS/                  CONSOLIDATED
                              SERVICES    SOLUTIONS   MANAGEMENT      OTHER       ELIMINATIONS      TOTAL
                              ---------   ---------   ----------   ------------   ------------   ------------
External revenues...........   $506.4      $381.6       $220.1        $11.1          $             $1,119.2
Intersegment revenues.......      1.2        53.9                      23.0           (78.1)
                               ------      ------       ------        -----          ------        --------
Total revenues..............    507.6       435.5        220.1         34.1           (78.1)        1,119.2

Costs and expenses..........    360.5       373.9        184.0         17.5           (78.1)          857.8
Depreciation and
  amortization..............     61.7        27.7         11.6          7.8                           108.8
Merger charges..............                                                           33.1            33.1
                               ------      ------       ------        -----          ------        --------
Income from operations......     85.4        33.9         24.5          8.8           (33.1)          119.5
Other income (loss), net....      1.5         0.5         (0.6)         5.4             0.6             7.4
Equity in losses of
  unconsolidated
  affiliates................     (1.4)                                 (1.3)                           (2.7)
                               ------      ------       ------        -----          ------        --------
Earnings before interest and
  income taxes..............   $ 85.5      $ 34.4       $ 23.9        $12.9          $(32.5)       $  124.2
                               ======      ======       ======        =====          ======        ========

Earnings before interest and income taxes in the segment reporting information above less interest expense of $5.6 million, $5.2 million and $8.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding year.

The Financial Services Segment derives its revenues from two primary products and services. Revenues from shareowner accounting products and services totaled $510.3 million, $434.5 million and $384.0 million in 2000, 1999 and 1998, respectively. Revenues from portfolio/investment management accounting products and services totaled $91.9 million, $96.6 million and $101.0 million in 2000, 1999 and 1998, respectively.

Information concerning principal geographic areas is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Revenues (millions) (1):
  U. S.........................................  $1,189.6   $1,047.1   $  952.1
  U. K.........................................      55.3       57.8       55.9
  Canada.......................................      36.9       39.4       31.4
  Australia....................................      23.1       16.8       13.9
  Netherlands..................................       8.2        9.1        8.3
  South Africa.................................       6.0        5.7        6.1
  Switzerland..................................       4.6        9.1        6.1
  Germany......................................       1.6        4.0        8.6
  Others.......................................      36.8       38.5       36.8
                                                 --------   --------   --------
                                                 $1,362.1   $1,227.5   $1,119.2
                                                 ========   ========   ========

                               DST SYSTEMS, INC.

(1) Revenues are attributed to countries based on location of the client.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Long-lived assets (millions):
  U. S......................................................   $399.3     $344.8
  Europe....................................................     22.7       17.5
  Canada....................................................     10.3       13.0
  Others....................................................      8.4        8.8
                                                               ------     ------
                                                               $440.7     $384.1
                                                               ======     ======

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in millions, except per share amounts):

                                                                YEAR ENDED DECEMBER 31, 2000
                                                    ----------------------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                    QUARTER    QUARTER    QUARTER    QUARTER      2000
                                                    --------   --------   --------   --------   --------
Revenues..........................................   $340.4     $337.0     $335.5     $349.2    $1,362.1
Cost and expenses.................................    245.1      241.2      238.0      244.6       968.9
Depreciation and amortization.....................     31.6       31.7       31.6       33.7       128.6
                                                     ------     ------     ------     ------    --------
Income from operations............................     63.7       64.1       65.9       70.9       264.6
Interest expense..................................     (1.4)      (1.5)      (1.6)      (1.1)       (5.6)
Other income, net.................................     21.3        7.5        3.4       34.1        66.3
Equity in earnings of unconsolidated affiliates...      4.1        3.5        2.2        1.6        11.4
                                                     ------     ------     ------     ------    --------
Income before income taxes........................     87.7       73.6       69.9      105.5       336.7
Income taxes......................................     31.5       26.4       25.1       37.9       120.9
                                                     ------     ------     ------     ------    --------
Net income........................................   $ 56.2     $ 47.2     $ 44.8     $ 67.6    $  215.8
                                                     ======     ======     ======     ======    ========
Basic average shares outstanding..................    125.8      125.5      125.0      124.8       125.3
Basic earnings per share..........................   $ 0.45     $ 0.38     $ 0.36     $ 0.54    $   1.72(1)

Diluted average shares outstanding................    128.8      129.3      129.5      129.6       129.4
Diluted earnings per share........................   $ 0.44     $ 0.37     $ 0.35     $ 0.52    $   1.67(1)

Common stock price ranges: High...................   $37.50     $42.41     $59.13     $74.06    $  74.06
                        Low.......................   $26.69     $31.94     $38.00     $49.28    $  26.69

------------------------

(1) Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2000 quarterly earnings per share may not equal the total computed for the year.

                               DST SYSTEMS, INC.

                                                                YEAR ENDED DECEMBER 31, 1999
                                                    ----------------------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH     TOTAL
                                                    QUARTER    QUARTER    QUARTER    QUARTER      1999
                                                    --------   --------   --------   --------   --------
Revenues..........................................   $298.4     $305.3     $304.6     $319.2    $1,227.5
Cost and expenses.................................    221.0      226.1      227.5      230.4       905.0
Depreciation and amortization.....................     27.5       27.8       28.8       38.7       122.8
                                                     ------     ------     ------     ------    --------
Income from operations............................     49.9       51.4       48.3       50.1       199.7
Interest expense..................................     (1.5)      (1.2)      (1.2)      (1.3)       (5.2)
Other income (loss), net..........................      1.7       (0.9)       4.2        8.2        13.2
Equity in earnings of unconsolidated affiliates...      2.2        2.6        1.5        0.3         6.6
                                                     ------     ------     ------     ------    --------
Income before income taxes and minority
  interests.......................................     52.3       51.9       52.8       57.3       214.3
Income taxes......................................     18.8       18.6       19.0       20.5        76.9
                                                     ------     ------     ------     ------    --------
Income before minority interests..................     33.5       33.3       33.8       36.8       137.4
Minority interests................................     (0.1)      (0.1)      (0.1)      (0.4)       (0.7)
                                                     ------     ------     ------     ------    --------
Net income........................................   $ 33.6     $ 33.4     $ 33.9     $ 37.2    $  138.1
                                                     ======     ======     ======     ======    ========
Basic average shares outstanding..................    125.9      126.3      126.8      126.4       126.4
Basic earnings per share..........................   $ 0.27     $ 0.26     $ 0.27     $ 0.29    $   1.09

Diluted average shares outstanding................    129.3      129.5      130.3      129.7       129.7
Diluted earnings per share........................   $ 0.26     $ 0.26     $ 0.26     $ 0.29    $   1.06(1)

Common stock price ranges: High...................   $34.13     $32.31     $34.50     $38.16    $  38.16
                        Low.......................   $25.59     $25.94     $27.88     $25.84    $  25.84

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and
Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 8, 2001 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors--Compensation of Directors" and under "Executive Compensation Matters" in the Company's Proxy Statement (other than the "DST Compensation Committee Report on Executive Compensation" and the "Stock Performance Graph") is hereby incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders and Stockholdings of Management" in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in response to Item 404 of Regulation S-K under the heading "Compensation Committee Interlocks and Insider Participation; Certain Business Relationships" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

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

    (2) Consolidated Financial Statement Schedules

    All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

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

3. ARTICLES OF INCORPORATION AND BY-LAWS

       3.1              The Company's Amended Delaware Certificate of Incorporation,
                        as restated, which is attached as Exhibit 3.1 to the
                        Company's Registration Statement filed on September 1, 1995, as amended (Commission file no. 33-96526) (the "IPO
                        Registration Statement"), is hereby incorporated by
                        reference as Exhibit 3.1.

       3.2              The Company's Amended and Restated By-laws as adopted
                        August 28, 1995 and amended and restated on December 12, 2000, are attached hereto as Exhibit 3.2.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

       4.1.             The Registration Rights Agreement dated October 24, 1995,
                        between the Company and Kansas City Southern
                        Industries, Inc. ("KCSI"), which is attached as Exhibit 4.1 to the Company's IPO Registration Statement, is hereby
                        incorporated by reference as Exhibit 4.1.

       4.1.1.           The First Amendment to the Registration Rights Agreement
                        dated June 30, 1999, between the Company and KCSI, which is attached as Exhibit 4.15.1 to the Company's Form 10-Q dated
                        August 13, 1999, is hereby incorporated by reference as
                        Exhibit 4.1.1.

       4.1.2.           The Assignment, Consent and Acceptance to the Registration
                        Rights Agreement dated August 11, 1999, between the Company and KCSI, and Stilwell Financial, Inc., which is attached as
                        Exhibit 4.15.2 to the Company's Form 10-Q dated August 13,
                        1999, is hereby incorporated by reference as Exhibit 4.1.2.

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

       4.3.2.           The Second Amendment dated as of September 10, 1999 to the
                        Rights Agreement dated as of October 6, 1995 and as amended on July 9, 1998, between the Registrant and State Street
                        Bank and Trust Company attached as Exhibit 99 to Amendment
                        No. 2, dated September 27, 1999, to the Company's
                        Registration Statement on Form 8-A12B/A for its Preferred
                        Share Purchase Rights (Commission file no. 1-14036), is
                        hereby incorporated by reference as Exhibit 4.3.2.

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

       4.6.             The description of the Company's common stock, par value
                        $0.01 per share, set forth in the Company's Registration
                        Statement on Form 8-A12B/A dated January 21, 1998,
                        (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.6.

       4.7. Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1 are hereby incorporated by reference as Exhibit 4.7.

       4.8.             Article I, Sections 1, 2, 3, and 11 of Article II,
                        Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.8.

       4.9.             The Affiliate Agreement with James C. Castle dated
                        October 28, 1998, which is attached as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.9.

       4.10.            The Affiliate Agreement with George L. Argyros, Sr., dated
                        September 3, 1998, is attached as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 4.10.

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

9. VOTING TRUST AGREEMENT

Not applicable.

10. MATERIAL CONTRACTS

      10.1.             The Tax Disaffiliation Agreement between the Company and
                        KCSI dated October 23, 1995, which is attached as
                        Exhibit 10.4 to the Company's IPO Registration Statement, is
                        hereby incorporated by reference as Exhibit 10.1.

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

      10.10.            The Company's Officers Incentive Plan as amended and
                        restated on February 28, 2001, is attached hereto as Exhibit
                        10.10.

      10.11.            The Company's Deferred Compensation Plan dated May 12, 1998, which is attached as Exhibit 10.11 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998
                        (Commission file no. 1-14036), is hereby incorporated by
                        reference as Exhibit 10.11.

      10.12.            The Company's DST Systems, Inc. Supplemental Executive
                        Retirement Plan effective January 1, 1999, attached as
                        Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.12.

      10.13.            The Company's Directors' Deferred Fee Plan effective
                        September 1, 1995, which is attached as Exhibit 10.19 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.13.

      10.14. The USCS International, Inc. Deferred Compensation Plan, which is attached as Exhibit 10.7 to USCS
                        International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission file no. 000-28268), is hereby incorporated by reference as
                        Exhibit 10.14.

      10.15. The USCS International, Inc. Bonus Deferral Plan, which is attached as Exhibit 4.1 to USCS International, Inc.'s
                        Registration Statement on Form S-8 dated August 29, 1997
                        (Commission file no. 333-34801), is hereby incorporated by reference as Exhibit 10.15.

      10.16.            The Trust Agreement between the Company as settlor and
                        United Missouri Bank of Kansas City, N.A. as Trustee dated
                        December 31, 1987, which is attached as Exhibit 10.20 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.16.

      10.16.1.          The Eighth Amendment to the Trust Agreement between the
                        Company as settlor and United Missouri Bank of Kansas City,
                        N.A. as Trustee dated December 31, 1998, which is attached as Exhibit 10.16.1 to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.16.1.

      10.17.            The Employment Agreement between the Company and Thomas A.
                        McDonnell dated January 1, 1999, which is attached as
                        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission file no. 1-14036), is hereby incorporated by reference as
                        Exhibit 10.17.

      10.18.            The Employment Agreement between the Company, KCSI and
                        Thomas A. McCullough dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.9 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.18.

      10.19.            The Employment Agreement between the Company, KCSI and
                        Robert C. Canfield, dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.11 to the
                        Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.19.

      10.20.            The Employment Agreement between the Company, KCSI and
                        Charles W. Schellhorn, dated April 1, 1992, as amended
                        October 9, 1995, which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1996 (Commission file no. 1-14036), is hereby incorporated by reference as Exhibit 10.20.

      10.21.            The USCS International, Inc. 1996 Directors' Stock Option
                        Plan (the "Directors' Plan") dated as of April 18, 1996,
                        which is attached as Exhibit 10.5 to USCS
                        International, Inc.'s Registration Statement on Form S-1
                        (Commission File No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.21.*

      10.21.1.          The First Amendment to the Directors' Plan dated
                        February 22, 1998, which is attached as Exhibit 4.6.2 to the
                        Company's Registration Statement on Form S-8 dated March 2,
                        1999 (Commission File No. 333-73241), is hereby incorporated by reference as Exhibit 10.21.1.*

      10.22.            The USCS International, Inc. 1988 Incentive Stock Option
                        Plan ("the 1988 USCS Plan") dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.6.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.22.*

      10.22.1.          The Amendment dated January 22, 1998, to the 1988 USCS Plan, which is attached as Exhibit 4.6.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.22.1.*

      10.23.            The USCS International, Inc. 1990 Stock Option Plan ("the
                        1990 USCS Plan") dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.7.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.23.*

      10.23.1.          The Amendment dated January 22, 1998, to the 1990 USCS Plan, which is attached as Exhibit 4.7.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.23.1.*

      10.24.            The USCS International, Inc. 1993 Incentive Stock Option
                        Plan ("the 1993 USCS Plan") dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as
                        Exhibit 4.8.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.24.*

      10.24.1.          The Amendment dated January 22, 1998, to the 1993 USCS Plan, which is attached as Exhibit 4.8.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.24.1.*

      10.25.            The USCS International, Inc. 1996 Stock Option Plan ("the
                        1996 USCS Plan") dated April 12, 1996, which is attached as
                        Exhibit 4.9.1 to the Company's Registration Statement on
                        Form S-8 dated December 21, 1998 (Commission File
                        No. 333-69393), is hereby incorporated by reference as
                        Exhibit 10.25.*

      10.25.1. The Amendment dated July 25, 1996, to the 1996 USCS Plan, which is attached as Exhibit 4.9.2 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.25.1.*

      10.25.2.          The Amendment dated January 23, 1997, to the 1996 USCS Plan, which is attached as Exhibit 4.9.3 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.25.2.*

      10.25.3.          The Amendment dated January 22, 1998, to the 1996 USCS Plan, which is attached as Exhibit 4.9.4 to the Company's
                        Registration Statement on Form S-8 dated December 21, 1998
                        (Commission File No. 333-69393), is hereby incorporated by reference as Exhibit 10.25.3.*

      10.26.            The Company's 1995 Stock Option and Performance Award Plan,
                        restated as of September 26, 2000 to reflect adjustments
                        under Section 4(c) related to the two-for-one split of the
                        Company's stock, is attached hereto as Exhibit 10.26.

      10.27.            The Employment Agreement between the Company and J. Michael
                        Winn, dated June 23, 1993, which is attached as
                        Exhibit 10.31 to the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1999 (Commission file
                        no. 1-14036) is hereby incorporated by reference as
                        Exhibit 10.27.

      10.28.            Agreement for Purchase and Sale of Partnership Interests,
                        dated December 7, 2000, between the Company, Fleet National
                        Bank, BancBoston Services, Inc. and DST EquiServe, Inc., is
                        attached hereto as Exhibit 10.28.**

      10.29. Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, between the Company, First Chicago
                        Trust Company of New York, FCTC General, Inc. and DST
                        EquiServe, Inc., is attached hereto as Exhibit 10.29.**

------------------------

* The agreements and the amendments thereto are included as exhibits only to the extent that they are incorporated into the option agreements assumed by the Company with its acquisition of USCS.

**  Portions have been omitted pursuant to a confidential treatment request.

11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

Not applicable.

12. STATEMENTS RE COMPUTATION OF RATIOS

Not applicable.

13. ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

Not applicable.

16. LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

Not applicable.

18. LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

Not applicable.

21. SUBSIDIARIES OF THE COMPANY

The list of the Company's significant subsidiaries, is attached hereto as
Exhibit 21.1.

22. PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY HOLDERS

Not applicable.

23. CONSENTS OF EXPERTS AND COUNSEL

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.

24. POWER OF ATTORNEY

Not applicable.

99. ADDITIONAL EXHIBITS

Not applicable.

(B) REPORTS ON FORM 8-K DURING THE LAST CALENDAR QUARTER

The Company filed a Form 8-K dated October 20, 2000, under Item 5 of such form, reporting the announcement of financial results for the quarter ended
September 30, 2000.

The Company filed a Form 8-K dated December 18, 2000, under Item 5 of such form, reporting the announcement the Company's plans to acquire a controlling interest in EquiServe.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DST SYSTEMS, INC.

                                                       By:           /s/ Thomas A. McDonnell
                                                            -----------------------------------------
                                                                       Thomas A. McDonnell
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                                                             DIRECTOR
Dated: February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in capacities indicated on February 28, 2001.

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
                  WILLIAM C. NELSON                                      KENNETH V. HAGER
                      DIRECTOR                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER
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
                M. JEANNINE STANDJORD                                    GREGG WM. GIVENS
                      DIRECTOR                              VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

                               DST SYSTEMS, INC.,
                          2000 FORM 10-K ANNUAL REPORT
                               INDEX TO EXHIBITS

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

   EXHIBIT NUMBER                                 DOCUMENT
---------------------                             --------
        3.2             The Company's Amended and Restated By-laws as adopted
                          August 28, 1995 and amended and restated on December 12,
                          2000.
       10.10            The Company's Officers Incentive Plan as amended and
                          restated on February 28, 2001.

       10.26            The Company's 1995 Stock Option and Performance Award Plan,
                          restated as of September 26, 2000 to reflect adjustments
                          under Section 4(c) related to the two-for-one split of the
                          Company's common stock.

       10.28*           Agreement for Purchase and Sale of Partnership Interests,
                          dated December 7, 2000, between the Company, Fleet
                          National Bank, BancBoston Services, Inc. and DST
                          EquiServe, Inc.

       10.29*           Agreement for Purchase and Sale of Partnership Interests,
                          dated December 7, 2000, between the Company, First Chicago
                          Trust Company of New York, FCTC General, Inc. and DST
                          EquiServe, Inc.

       21.1             Subsidiaries of the Company

       23.1             Consent of Independent Accountants

------------------------

*   Portions have been omitted pursuant to a confidential treatment request.