Form 10-Q
period 2001-03-31
DST SYSTEMS INC
filed 2001-05-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


Number of shares outstanding of the Company's common stock as of April 30, 2001:
                   Common Stock $.01 par value - 122,609,489

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2001
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Introductory Comments                                                3

         Condensed Consolidated Balance Sheet -
         March 31, 2001 and December 31, 2000                                 4

         Condensed Consolidated Statement of Income -
         Three Months Ended March 31, 2001 and 2000                           5

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 2001 and 2000                           6

         Notes to Condensed Consolidated Financial Statements              7-12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        13-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities and Use of Proceeds                           22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                    24


SIGNATURE                                                                    24


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor(TM) and AWD(R) referred to in this Report.

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year 2001.



                            DST Systems, Inc.
                   Condensed Consolidated Balance Sheet
             (dollars in millions, except per share amounts)
                               (unaudited)
                                                        March 31,   December 31,
                                                          2001         2000
                                                       -----------  -----------
 ASSETS
 Current assets
     Cash and cash equivalents                          $    81.5    $   116.2
     Transfer agency investments                             25.9         54.2
     Accounts receivable                                    400.8        358.5
     Other current assets                                    71.9         61.8
                                                       -----------  -----------
                                                            580.1        590.7
 Investments                                              1,109.6      1,521.0
 Properties                                                 454.0        393.8
 Intangibles and other assets                               156.0         46.9
                                                       -----------  -----------
          Total assets                                  $ 2,299.7    $ 2,552.4
                                                       ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Debt due within one year                           $   108.8    $    21.3
     Transfer agency deposits                                25.9         54.2
     Accounts payable                                       133.7        100.3
     Accrued compensation and benefits                       53.2         66.3
     Deferred revenues and gains                             51.7         48.5
     Other liabilities                                      102.3         65.6
                                                       -----------  -----------
                                                            475.6        356.2
 Long-term debt                                             125.2         68.7
 Deferred income taxes                                      316.2        482.0
 Other liabilities                                           92.0         79.7
                                                       -----------  -----------
                                                          1,009.0        986.6
                                                       -----------  -----------
 Commitments and contingencies
                                                       -----------  -----------
 Minority interest                                           10.3
                                                       -----------  -----------

 Stockholders' equity
     Common stock, $0.01 par; 300,000,000 shares
          authorized, 127,633,278 shares issued               1.3          1.3
     Additional paid-in capital                             419.9        425.1
     Retained earnings                                      786.5        732.0
     Treasury stock (5,059,130 and 2,902,446
          shares, respectively), at cost                   (190.8)      (115.2)
     Accumulated other comprehensive income                 263.5        522.6
                                                       -----------  -----------
          Total stockholders' equity                      1,280.4      1,565.8
                                                       -----------  -----------
          Total liabilities and stockholders' equity    $ 2,299.7    $ 2,552.4
                                                       ===========  ===========





   The accompanying notes are an integral part of these financial statements.


                                  DST Systems, Inc.
                      Condensed Consolidated Statement of Income
                        (in millions, except per share amounts)
                                      (unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                     2001             2000
                                                --------------  ---------------

Revenues                                             $  371.0         $  340.4

Costs and expenses                                      262.0            245.1
Depreciation and amortization                            31.3             31.6
                                                --------------  ---------------

Income from operations                                   77.7             63.7

Interest expense                                         (1.2)            (1.4)
Other income, net                                         6.6             21.3
Equity in earnings of unconsolidated affiliates           0.9              4.1
                                                --------------  ---------------

Income before income taxes                               84.0             87.7
Income taxes                                             29.5             31.5
                                                --------------  ---------------

Net income                                           $   54.5         $   56.2
                                                ==============  ===============

Average common shares outstanding                       124.2            125.8
Diluted shares outstanding                              128.5            128.8

Basic earnings per share                             $   0.44         $   0.45
Diluted earnings per share                           $   0.42         $   0.44





   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                      2001                2000
                                                                ----------------    ----------------
Cash flows -- operating activities:
Net income                                                             $   54.5            $   56.2
                                                                ----------------    ----------------

  Depreciation and amortization                                            31.3                31.6
  Equity in earnings of unconsolidated affiliates                          (0.9)               (4.1)
  Net realized gain from sale of investments                               (3.2)               (7.6)
  Deferred taxes                                                           (3.2)               (0.9)
  Changes in accounts receivable                                           14.7                (7.4)
  Changes in other current assets                                          (7.5)                4.6
  Changes in accounts payable and accrued liabilities                     (13.3)              (17.3)
  Other, net                                                               (1.3)               (2.4)
                                                                ----------------    ----------------
Total adjustments to net income                                            16.6                (3.5)
                                                                ----------------    ----------------
  Net                                                                      71.1                52.7
                                                                ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                          12.5                15.3
Investments and advances to unconsolidated affiliates                     (27.6)              (27.1)
Capital expenditures                                                      (50.7)              (32.0)
Payment for purchase of subsidiaries, net of cash acquired                (20.6)
Other, net                                                                  1.2                 4.6
                                                                ----------------    ----------------
  Net                                                                     (85.2)              (39.2)
                                                                ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                     10.3                 3.1
Principal payments on long-term debt                                       (1.6)               (3.4)
Net increase in revolving credit facilities and notes payable              64.5                 5.1
Common stock repurchased                                                  (93.8)              (34.5)
                                                                ----------------    ----------------
  Net                                                                     (20.6)              (29.7)
                                                                ----------------    ----------------

Net decrease in cash and cash equivalents                                 (34.7)              (16.2)
Cash and cash equivalents at beginning of period                          116.2                89.0
                                                                ----------------    ----------------

Cash and cash equivalents at end of period                             $   81.5            $   72.8
                                                                ================    ================



   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

2.  Acquisitions and Dispositions

EquiServe Limited Partnership
On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe Limited Partnership ("EquiServe"). EquiServe is one the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 24 million shareholder accounts for approximately 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and recorded revenues of approximately $325 million for the year 2000.

The acquisition was accounted for as a purchase and the results of EquiServe's operations have been included in DST's 2001 consolidated financial statements from the date of acquisition. The minimum purchase price of $140.0 million is to be paid in four installments. The first installment of approximately $43.9 million was paid at closing. The remaining three installments, which total approximately $96.1 million (discounted to $87.6 million for accounting purposes) are payable annually in varying amounts beginning February 28, 2002. The minimum consideration (discounted to $131.5 million for accounting purposes) has been preliminarily allocated based upon estimated fair values at the date of acquisition and is subject to adjustment when additional information concerning asset and liability valuation is finalized.

The remaining minimum purchase price installments are subject to increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues for the years ended 2001, 2002 and 2003 exceed certain targeted levels. Goodwill will be increased by the amount of contingent consideration paid.

Assuming the acquisition had occurred January 1, 2000, consolidated revenues would have been $453.7 million for the quarter ended March 31, 2001, and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry. Under an existing agreement, DST will receive additional equity in EquiServe upon delivery of the Fairway system.

DST Canada Joint Venture
DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was converted to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street Corporation ("State Street"). The joint venture was formed by DST contributing its shares of DST Canada to a newly formed joint venture while State Street contributed $43.5 million. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the formation of the joint venture has not had a material impact on DST's net income or earnings per share in 2001.

exchange-america, LLC
The Company completed the acquisition of a 50% interest in exchange-america, LLC in February 2001 for $15 million. Exchange-america is a developer of a web-enabled process to submit new insurance and annuities business applications online.

3.  Investments

Investments are as follows (in millions):

                                                                          Carrying Value
                                                                -----------------------------------
                                               Ownership            March 31,        December 31,
                                               Percentage              2001              2000
                                         --------------------   ----------------   ----------------
Available-for-sale securities:
  State Street Corporation                       4%                   $   530.0          $   704.9
  Computer Sciences Corporation                  5%                       279.3              519.0
  Euronet Services Inc.                         11%                        12.4                9.4
  Other available-for-sale securities                                     115.3              122.8
                                                                ----------------   ----------------
                                                                          937.0            1,356.1
                                                                ----------------   ----------------

Unconsolidated affiliates:
  Boston Financial Data Services, Inc.           50%                       62.4               60.8
  European Financial Data Services Limited       50%                       12.8               13.3
  International Financial Data Services LP       50%                        8.8
  Argus Health Systems, Inc.                     50%                        7.2                7.1
  exchange-america, LLC                          50%                       10.9                5.0
  Other unconsolidated affiliates                                          32.8               35.3
                                                                ----------------   ----------------
                                                                          134.9              121.5
                                                                ----------------   ----------------

Other:
  Net investment in leases                                                 11.8               14.5
  Other                                                                    25.9               28.9
                                                                ----------------   ----------------
                                                                           37.7               43.4
                                                                ----------------   ----------------

Total investments                                                     $ 1,109.6          $ 1,521.0
                                                                ================   ================


Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                                                    March 31,        December 31,
                                                                       2001              2000
                                                               -----------------  -----------------

Cost                                                                  $   489.2          $   490.6
Gross unrealized gains                                                    466.2              869.7
Gross unrealized losses                                                   (18.4)              (4.2)
                                                               -----------------  -----------------
Market value                                                          $   937.0          $ 1,356.1
                                                               =================  =================

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                      For the Three Months
                                                        Ended March 31,
                                                     2001             2000
                                                 --------------  ---------------

Boston Financial Data Services, Inc.                    $  1.6           $  4.0
European Financial Data Services Limited                  (0.2)             0.3
International Financial Data Services LP                   0.9
Argus Health Systems, Inc.                                 0.1              0.2
exchange-america, LLC                                     (1.1)
Other                                                     (0.4)            (0.4)
                                                 --------------  ---------------
                                                        $  0.9           $  4.1
                                                 ==============  ===============

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

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2001             2000
                                                ---------------  ---------------

Net income                                              $ 54.5           $ 56.2
                                                ===============  ===============

Average common shares outstanding                        124.2            125.8
Incremental shares from assumed
  conversions of stock options                             4.3              3.0
                                                ---------------  ---------------

Diluted potential common shares                          128.5            128.8
                                                ===============  ===============

Basic earnings per share                                $ 0.44           $ 0.45
Diluted earnings per share                              $ 0.42           $ 0.44

Comprehensive income. Components of comprehensive income consist of the following (in millions):

                                                       For the Three Months
                                                          Ended March 31,
                                                        2001            2000
                                                   --------------  -------------

Net income                                              $   54.5         $ 56.2
                                                   --------------  -------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                   (414.5)          27.7
    Less reclassification adjustments for gains
      included in net income                                (3.2)          (7.6)
  Foreign currency translation adjustments                  (4.6)          (0.8)
  Deferred income taxes                                    163.2           (8.0)
                                                   --------------  -------------
    Other comprehensive (loss) income                     (259.1)          11.3
                                                   --------------  -------------
Comprehensive (loss) income                             $ (204.6)        $ 67.5
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

Summarized financial information concerning the segments is shown in the following tables (in millions):



                                                                   Three Months Ended March 31, 2001
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 167.1        $ 152.8         $ 48.5         $  2.6     $                   $ 371.0
Intersegment revenues                           0.4           14.1                           6.5           (21.0)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              167.5          166.9           48.5            9.1           (21.0)          371.0

Costs and expenses                            103.6          133.3           40.6            5.5           (21.0)          262.0
Depreciation and amortization                  16.2            8.9            4.2            2.0                            31.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         47.7           24.7            3.7            1.6                            77.7
Other income, net                               0.8                                          5.8                             6.6
Equity in earnings (losses) of
     unconsolidated affiliates                  1.1                                         (0.2)                            0.9
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                       $  49.6        $  24.7         $  3.7         $  7.2     $                   $  85.2
                                       =============  =============  =============  =============   =============  ==============

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
                                       =============  =============  =============  =============   =============  ==============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.2 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding periods.

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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                           Three Months
                                                          Ended March 31,
                                                    ----------------------------
Operating results                                       2001           2000
                                                    -------------  -------------

Revenues
     Financial Services                                  $ 167.5        $ 147.8
     Output Solutions                                      166.9          155.2
     Customer Management                                    48.5           48.7
     Investments and Other                                   9.1            8.2
     Eliminations                                          (21.0)         (19.5)
                                                    -------------  -------------

                                                         $ 371.0        $ 340.4
                                                    =============  =============
     % change from prior year period                        9.0%          14.1%

Income from operations
     Financial Services                                  $  47.7        $  35.8
     Output Solutions                                       24.7           24.0
     Customer Management                                     3.7            2.5
     Investments and Other                                   1.6            1.4
                                                    -------------  -------------
                                                            77.7           63.7

Interest expense                                            (1.2)          (1.4)
Other income, net                                            6.6           21.3
Equity in earnings of unconsolidated
  affiliates, net of income taxes                            0.9            4.1
                                                    -------------  -------------

Income before income taxes                                  84.0           87.7
     Income taxes                                           29.5           31.5
                                                    -------------  -------------

Net income                                               $  54.5        $  56.2
                                                    =============  =============
Basic earnings per share                                 $  0.44        $  0.45
Diluted earnings per share                               $  0.42        $  0.44


Adjusted diluted earnings per share (1)                  $  0.41        $  0.34


(1) Adjusted diluted earnings per share has been calculated by excluding the effects of net gains related to available-for-sale securities and the gain from a legal settlement in 2000.

Consolidated revenues

Consolidated revenues for the three months ended March 31, 2001 increased $30.6 million or 9.0% over the prior year quarter. U.S. revenues for the three months ended March 31, 2001 were $335.9 million, an increase of 11.0% over the same period in 2000. International revenues for the three months ended March 31, 2001 were $35.1 million, a decrease of 6.9% over the same period in 2000.

DST Canada, a former wholly owned subsidiary, was contributed to International Financial Data Services, a newly formed joint venture with State Street Corporation in January 2001. As a result, DST Canada's results of operations are no longer consolidated and the earnings of the joint venture are included as equity in earnings of unconsolidated affiliates in DST's results. For the three months ended March 31, 2000, DST Canada recorded revenues of $6.8 million. For comparative purposes, if DST Canada were excluded from first quarter 2000 operating results, DST's first quarter 2001 consolidated revenues compared to first quarter 2000 would have increased $37.4 million or 11.2% over the prior year quarter.

Financial Services Segment revenues for the three months ended March 31, 2001 increased $19.7 million or 13.3% over the same period in 2000. U.S. Financial Services Segment revenues for the three months ended March 31, 2001 increased $22.9 million or 19.2% over the same period in 2000, primarily from an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 73.5 million at March 31, 2001, an increase of 1.9% from the 72.1 million serviced at December 31, 2000 and an increase of 20.5% from the 61.0 million serviced at March 31, 2000.

Output Solutions Segment revenues for the three months ended March 31, 2001 increased $11.7 million or 7.5% over the same period in 2000. Revenue growth resulted from increased volume of images and statements produced from the U.S. mutual fund, telecommunications and healthcare industries. Output Solutions Segment images produced for the three months ended March 31, 2001 increased 11.1% to 2.0 billion and statements mailed increased 3.0% to 508 million compared to the same period in 2000.

Customer Management Segment revenues for the three months ended March 31, 2001 decreased $0.2 million or 0.4% over the same period in 2000, as equipment sales decreased partially offset by an increase in processing and software service revenues.

Investments and Other Segment revenues increased $0.9 million for the three months ended March 31, 2001 compared to the same period in 2000. Segment revenues are primarily rental income for facilities leased to the Company's operating segments.

Income from operations

Consolidated income from operations for the three months ended March 31, 2001 increased $14.0 million or 22.0% over the same period in 2000. U.S. income from operations for the three months ended March 31, 2001 was $67.8 million, an increase of 14.5% over the same period in 2000. International income from operations for the three months ended March 31, 2001 was $9.9 million, an increase of $5.4 million compared to the same period in 2000. Excluding DST Canada from the prior year quarter, income from operations for the first quarter 2001 increased $14.7 million or 23.3% over the prior year quarter.

Financial Services Segment income from operations for the three months ended March 31, 2001 increased 33.2% or $11.9 million over the comparable prior year period to $47.7 million. This resulted in operating margin of 28.5% for the three months ended March 31, 2001, compared to 24.2% for the three months ended March 31, 2000. The increase in operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three months ended March 31, 2001 increased $0.7 million or 2.9% over the same period in 2000. Output Solutions Segment operating margin was 14.8% for the three months ended March 31, 2001 compared to 15.5% for the same period in 2000. Segment operating margin for the three months ended March 31, 2001 was affected by higher Internet-based electronic bill and statement product development costs and selling costs.

Customer Management Segment income from operations totaled $3.7 million for the three months ended March 31, 2001, an increase of 48.0% over the comparable prior year period. Operating margins were 7.6% for the three months ended March 31, 2001, compared to 5.1% for the comparable prior year period.

Investments and Other Segment income from operations totaled $1.6 million for the three months ended March 31, 2001 as compared to $1.4 million for the three months ended March 31, 2000.

Interest expense

Interest expense totaled $1.2 million for the three months ended March 31, 2001, a decrease from $1.4 million recorded in the comparable period in 2000. Average borrowings were lower in 2001 compared to 2000.

Other income, net

Other income was $6.6 million for the three months ended March 31, 2001, compared to $21.3 million for the first quarter 2000. First quarter 2001 results include $3.3 million primarily related to interest and dividend income and $3.3 million related primarily to gains on sales of marketable equity securities. First quarter 2000 results include $2.9 million primarily related to interest and dividend income, $10.8 million pretax settlement of a legal dispute related to a former equity investment and $7.6 million of gains on sales of marketable equity securities.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $0.9 million for the three months ended March 31, 2001 as compared to $4.1 million for the three months ended March 31, 2000. Decreased earnings were recorded at Boston Financial Data Services from a decline in transaction revenue from services provided to the brokerage industry, a slowing in mutual fund revenue growth and an increase in costs, and the loss of a significant Canadian client at its subsidiary CFDS. European Financial Data Services ("EFDS") results reflect an increase in accounts serviced to 2.8 million at March 31, 2001, which is 0.1 million or 3.7% above year end 2000 and 0.5 million or 21.7% over March 31, 2000 levels. EFDS was adversely affected by a significant decline in seasonal processing revenues related to U.K. retirement plan transactions. U.K. product pricing is more sensitive to transaction volumes than in the U.S. Exchange-america is a new joint venture of the Company which is developing and marketing a web-enabled process to submit insurance and annuities applications online. Exchange-america results reflect development and marketing expenses for its products. Exchange-america initiated operations of its system for four new customers in the first quarter of 2001. Argus' earnings decreased from the prior year quarter primarily from increased depreciation charges.

Income taxes

The Company's effective tax rate was 35.1% for the quarter ended March 31, 2001, compared to 35.9% for the quarter ended March 31, 2000. The 2001 and 2000 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three months ended March 31, 2001 increased 13.3% over the same period in 2000 to $167.5 million. U.S. Financial Services revenue increased 19.2% to $142.1 million for the three months ended March 31, 2001. U.S. mutual fund processing revenues for the three months ended March 31, 2001 increased 20.4% over the prior year period as shareowner accounts serviced increased 20.5% from 61.0 million at March 31, 2000 to 73.5 million at March 31, 2001.

Financial Services Segment revenues from international operations for the three months ended March 31, 2001 decreased 11.2% to $25.4 million. The revenue decrease resulted primarily from DST Canada's results of operations no longer being consolidated with the Company's operating results. Excluding DST Canada from the 2000 quarter, international revenues for the first quarter of 2001 increased $3.6 million or 16.5% over the prior year period. The increase is primarily a result of an increase in investment management software license revenues and investment management and AWD software maintenance revenues.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2001 increased 9.6% to $103.6 million over the comparable quarter in 2000. Personnel costs for the three months ended March 31, 2001 increased 7.6% over the comparable prior year period as a result of increased staff levels to support volume growth. Excluding DST Canada from the prior year quarter, costs and expenses increased 16.4% and personnel costs increased 14.8% in the first quarter 2001 compared to the first quarter 2000.

Depreciation and amortization
Segment depreciation and amortization decreased 7.4% or $1.3 million for the three months ended March 31, 2001 over the comparable period in 2000. The decrease is primarily attributable to the deconsolidation of DST Canada.

Income from operations
Segment income from operations for the three months ended March 31, 2001 increased 33.2% to $47.7 million over the comparable prior year period. The Segment's operating margins were 28.5% for the three months ended March 31, 2001 as compared to 24.2% for the three months ended March 31, 2000. The increase in Financial Services Segment operating margins are primarily a result of increased U.S. revenues. Excluding DST Canada from the prior year quarter, income from operations for the first quarter 2001 increased 35.9% over the prior year quarter.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three months ended March 31, 2001 increased 7.5% to $166.9 million as compared to the same period in 2000. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced from U.S. mutual fund, telecommunications and healthcare industries. This growth was partially offset by decreases in volumes from the brokerage, banking and transportation industries.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2001 increased 8.1% to $133.3 million over the comparable prior year period. Personnel costs for the three months ended March 31, 2001 increased 18.2% over the comparable prior year period as a result of increased staff levels to support volume growth and higher Internet-based electronic bill and statement product development and selling costs.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2001 increased 12.7% to $8.9 million, as compared to the same period in 2000 related to increased capital costs to support revenue growth.

Income from operations
The increase in the Segment's income from operations for the three months ended March 31, 2001 of $0.7 million or 2.9% over the same period in 2000 is primarily attributable to increased volumes for images and statements. The Segment's operating margins were 14.8% for the three months ended March 31, 2001 as compared to 15.5% for the three months ended March 31, 2000.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three months ended March 31, 2001 decreased 0.4% to $48.5 million as compared to the three months ended March 31, 2000. Processing and software service revenues increased to $46.9 million for the three months ended March 31, 2001 from $46.0 million for the three months ended March 31, 2000. Equipment sales decreased to $1.6 million for the three months ended March 31, 2001 from $2.7 million for the three months ended March 31, 2000.

The Company has not recognized any AWD software license revenues during the first quarter 2001 from the previously announced AWD license agreement with Comcast Cable Communications, Inc. The Company expects to recognize these revenues in 2001.

The Company has been advised that a customer, MediaOne Group Inc. (MediaOne), plans to discontinue its processing agreement as a result of MediaOne's acquisition by AT&T. It is expected that a substantial portion of MediaOne's subscribers will be removed during 2001. At March 31, 2001, the Company serviced approximately 4.0 million MediaOne subscribers.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2001 decreased $1.5 million or 3.6% as a result of decreased costs of equipment sales. Personnel costs for the three months ended March 31, 2001 increased 2.9% over the comparable prior year period.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2001 increased 2.4% compared to the same period in 2000. The increase is related primarily to the amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three months ended March 31, 2001 increased $1.2 million or 48.0% compared to the prior year period, resulting in an operating margin of 7.6% for the three months ended March 31, 2001 as compared to 5.1% for the three months ended March 31, 2000.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $9.1 million for the three months ended March 31, 2001, an increase of $0.9 million compared to the three months ended March 31, 2000. The increase is primarily attributable to an increase in real estate revenues partially offset by a decline in the Company's hardware leasing activities.

Costs and expenses
Investments and Other Segment costs and expenses increased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily as a result of additional real estate activities.

Depreciation and amortization
Segment depreciation and amortization decreased $0.1 million for the three months ended March 31, 2001 over the same period in 2000.

Income from operations
The Segment's income from operations totaled $1.6 million for the three months ended March 31, 2001 as compared to $1.4 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $71.1 million for the three months ended March 31, 2001. Operating cash flows for the three months ended March 31, 2001 were primarily impacted by net income of $54.5 million and depreciation and amortization of $31.3 million.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Cash flows used in investing activities totaled $85.2 million for the three months ended March 31, 2001. The Company expended $50.7 million during the three months ended March 31, 2001 for capital additions related to infrastructure and equipment. Investments and advances to unconsolidated affiliates totaled $27.6 million and cash flows from acquisition of subsidiaries, net of cash acquired, totaled $20.6 million. During the three months ended March 31, 2001, the Company received $12.5 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $20.6 million for the three months ended March 31, 2001. The Company also received proceeds from the exercise of stock options of $10.3 million for the three months ended March 31, 2001. The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes, of which $50 million matures May 2002 and $60 million matures May 2001. The $60 million line of credit is expected to be renewed for a one year period. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $63.0 million for the three months ended March 31, 2001, bringing total borrowings under these facilities to $113.0 million.

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe Limited Partnership ("EquiServe"). EquiServe is one the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 24 million shareholder accounts for approximately 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and recorded revenues of approximately $325 million for the year 2000.

The acquisition was accounted for as a purchase and the results of EquiServe's operations have been included in DST's 2001 consolidated financial statements from the date of acquisition. The minimum purchase price of $140.0 million is to be paid in four installments. The first installment of approximately $43.9 million was paid at closing. The remaining three installments, which total approximately $96.1 million (discounted to $87.6 million for accounting purposes) are payable annually in varying amounts beginning February 28, 2002. The minimum consideration (discounted to $131.5 million for accounting purposes) has been preliminarily allocated based upon estimated fair values at the date of acquisition and is subject to adjustment when additional information concerning asset and liability valuation is finalized.

The remaining minimum purchase price installments are subject to increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues for the years ended 2001, 2002 and 2003 exceed certain targeted levels. Goodwill will be increased by the amount of contingent consideration paid.

Assuming the acquisition had occurred January 1, 2000, consolidated revenues would have been $453.7 million for the quarter ended March 31, 2001, and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry. Under an existing agreement, DST will receive additional equity in EquiServe upon delivery of the Fairway system.

DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was converted to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street Corporation ("State Street"). The joint venture was formed by DST contributing its shares of DST Canada to a newly formed joint venture while State Street contributed $43.5 million. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the formation of the joint venture has not had a material impact on DST's net income or earnings per share in 2001.

The Company completed the acquisition of a 50% interest in exchange-america, LLC in February 2001 for $15 million. Exchange-america is a developer of a web-enabled process to submit new insurance and annuities business applications online.

During the three months ended March 31, 2001, the Company purchased 2,673,000 shares of its common stock under previously announced share repurchase programs for $93.8 million. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of March 31, 2001, DST has purchased 9,333,000 shares since the programs commenced.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 8.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the three months ended March 31, 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 2,665,000 shares under these agreements for $93.4 million. As of March 31, 2001, the cost to settle the remaining agreement would be approximately $88.2 million for approximately 2.7 million shares of common stock. The agreements, which expire in September 2002, allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

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

OTHER

Comprehensive income. The Company's comprehensive loss for the three months ended March 31, 2001 totaled $204.6 million as compared to comprehensive income of $67.5 million for the three months ended

March 31, 2000. Comprehensive income consists of net income of $54.5 million and other comprehensive losses of $259.1 million for the three months ended March 31, 2001 and net income of $56.2 million and other comprehensive income of $11.3 million for the three months ended March 31, 2000. Other comprehensive income or loss consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of March 31, 2001 was approximately $937 million. The impact of a 10% change in fair value of these investments would be approximately $60.8 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At March 31, 2001, the Company had $234.0 million of long-term debt, of which $122.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST's Proxy Statement for the annual meeting of stockholders to be held in 2002, the Corporate Secretary of DST must receive such proposal on or before December 1, 2001, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST by-laws.

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                    March 31,       December 31,
                                                                      2001              2000
                                                                 ---------------   ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts                                                48.4              48.3
    IRA mutual fund accounts                                               18.6              17.9
    TRAC-2000 mutual fund accounts                                          6.5               5.9
                                                                 ---------------   ---------------
                                                                           73.5              72.1
                                                                 ===============   ===============

  International
    United Kingdom (1)                                                      2.8               2.7
    Canada (2)                                                              1.6               1.5

TRAC-2000 participants (millions)                                           2.3               1.9
Automated Work Distributor workstations (thousands)                        75.1              73.2
Portfolio Accounting System portfolios (thousands)                          1.8               2.0

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                     34.4              33.8
  International                                                             9.8               9.6

                                                                       For the Three Months
                                                                         Ended March 31,
                                                                      2001              2000
                                                                 ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                2,027             1,835
Items mailed (millions)                                                     508               485


(1)      Processed by EFDS, an unconsolidated affiliate of the Company.
(2) Processed by DST Canada, Inc., a former wholly owned subsidiary which became an unconsolidated affiliate of the Company in January 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         The Company filed under Item 9 of Form 8-K, the Company's Form 8-K dated January 10, 2001, reporting information pursuant to Regulation FD.

         The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated January 26, 2001, reporting the announcement of financial results for the quarter and year ended December 31, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 14, 2001.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)