Form 10-Q
period 2001-06-30
DST SYSTEMS INC
filed 2001-08-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


 Number of shares outstanding of the Company's common stock as of July 31, 2001:
                    Common Stock $.01 par value - 123,000,500

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2001
                                Table of Contents

                                                                           Page
PART I.  FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

         Introductory Comments                                                3

         Condensed Consolidated Balance Sheet -
         June 30, 2001 and December 31, 2000                                  4

         Condensed Consolidated Statement of Income -
         Three and Six Months Ended June 30, 2001 and 2000                    5

         Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 2001 and 2000                              6

         Notes to Condensed Consolidated Financial Statements              7-13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 2.  Changes in Securities and Use of Proceeds                           24

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders              24-25

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    26


SIGNATURE                                                                    26
---------


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor(TM) and AWD(R) referred to in this Report.

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2001

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

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.


                            DST Systems, Inc.
                   Condensed Consolidated Balance Sheet
             (dollars in millions, except per share amounts)
                               (unaudited)
                                                       June 30,     December 31,
                                                         2001         2000
                                                      -----------  -----------
 ASSETS
 Current assets
     Cash and cash equivalents                         $   101.4    $   116.2
     Transfer agency investments                            98.0         54.2
     Accounts receivable                                   392.0        358.5
     Other current assets                                   71.6         61.8
                                                      -----------  -----------
                                                           663.0        590.7
 Investments                                             1,242.2      1,521.0
 Properties                                                458.0        393.8
 Intangibles and other assets                              164.6         46.9
                                                      -----------  -----------
          Total assets                                 $ 2,527.8    $ 2,552.4
                                                      ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Debt due within one year                          $    79.6    $    21.3
     Transfer agency deposits                               98.0         54.2
     Accounts payable                                      126.7        100.3
     Accrued compensation and benefits                      61.8         66.3
     Deferred revenues and gains                            51.3         48.5
     Other liabilities                                     132.8         65.6
                                                      -----------  -----------
                                                           550.2        356.2
 Long-term debt                                            130.3         68.7
 Deferred income taxes                                     331.2        482.0
 Other liabilities                                         111.6         79.7
                                                      -----------  -----------
                                                         1,123.3        986.6
                                                      -----------  -----------
 Commitments and contingencies
                                                      -----------  -----------

 Stockholders' equity
     Common stock, $0.01 par; 300,000,000 shares
          authorized, 127,633,278 shares issued              1.3          1.3
     Additional paid-in capital                            406.0        425.1
     Retained earnings                                     860.3        732.0
     Treasury stock (4,237,515 and 2,902,446
          shares, respectively), at cost                  (169.2)      (115.2)
     Accumulated other comprehensive income                306.1        522.6
                                                      -----------  -----------
          Total stockholders' equity                     1,404.5      1,565.8
                                                      -----------  -----------
          Total liabilities and stockholders' equity   $ 2,527.8    $ 2,552.4
                                                      ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                                                  DST Systems, Inc.
                                      Condensed Consolidated Statement of Income
                                       (in millions, except per share amounts)
                                                     (unaudited)

                                                         For the Three Months                For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                         2001             2000              2001            2000
                                                    ---------------  ---------------   ---------------  --------------

Revenues                                                   $ 451.6          $ 337.0           $ 822.6         $ 677.4

Costs and expenses                                           334.9            241.2             596.9           486.3
Depreciation and amortization                                 39.2             31.7              70.5            63.3
                                                    ---------------  ---------------   ---------------  --------------

Income from operations                                        77.5             64.1             155.2           127.8

Interest expense                                              (1.9)            (1.5)             (3.1)           (2.9)
Other income, net                                              7.0              7.5              13.6            28.8
Gain on sale of PAS                                           32.8                               32.8
Equity in earnings of unconsolidated affiliates                0.3              3.5               1.2             7.6
                                                    ---------------  ---------------   ---------------  --------------

Income before income taxes                                   115.7             73.6             199.7           161.3
Income taxes                                                  41.9             26.4              71.4            57.9
                                                    ---------------  ---------------   ---------------  --------------

Net income                                                 $  73.8          $  47.2           $ 128.3         $ 103.4
                                                    ===============  ===============   ===============  ==============

Average common shares outstanding                            123.0            125.5             123.6           125.7
Diluted shares outstanding                                   126.3            129.3             127.4           129.1

Basic earnings per share                                    $ 0.60           $ 0.38            $ 1.04          $ 0.82
Diluted earnings per share                                  $ 0.58           $ 0.37            $ 1.01          $ 0.80










   The accompanying notes are an integral part of these financial statements.

                                                DST Systems, Inc.
                                  Condensed Consolidated Statement of Cash Flows
                                                  (in millions)
                                                   (unaudited)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                       2001                2000
                                                                  ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                $ 128.3             $ 103.4
                                                                  ----------------    ----------------

     Depreciation and amortization                                           70.5                63.3
     Equity in earnings of unconsolidated affiliates                         (1.2)               (7.6)
     Net realized gain from sale of investments and PAS                     (39.4)              (11.6)
     Deferred taxes                                                         (16.9)                2.2
     Changes in accounts receivable                                           4.0               (12.0)
     Changes in other current assets                                         (4.0)                4.0
     Changes in accounts payable and accrued liabilities                     10.8                 2.6
     Other, net                                                              (7.9)                0.6
                                                                  ----------------    ----------------
Total adjustments to net income                                              15.9                41.5
                                                                  ----------------    ----------------
     Net                                                                    144.2               144.9
                                                                  ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of property and equipment                                  3.9
Proceeds from sale of investments and PAS                                    32.0                30.0
Investments and advances to unconsolidated affiliates                       (41.8)              (57.6)
Capital expenditures                                                       (106.2)              (76.2)
Payment for purchase of subsidiaries, net of cash acquired                  (20.6)
Other, net                                                                    4.8                (1.7)
                                                                  ----------------    ----------------
     Net                                                                   (127.9)             (105.5)
                                                                  ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                       19.7                19.4
Principal payments on long-term debt                                         (3.2)               (5.8)
Net increase in revolving credit facilities and notes payable                46.2                22.1
Common stock repurchased                                                    (93.8)              (77.1)
                                                                  ----------------    ----------------
     Net                                                                    (31.1)              (41.4)
                                                                  ----------------    ----------------

Net decrease in cash and cash equivalents                                   (14.8)               (2.0)
Cash and cash equivalents at beginning of period                            116.2                89.0
                                                                  ----------------    ----------------

Cash and cash equivalents at end of period                                $ 101.4             $  87.0
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

2.  Acquisitions and Dispositions

Portfolio Accounting Systems
On June 29, 2001, DST sold its Portfolio Accounting Systems ("PAS") business to State Street Corporation ("State Street"). DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses.

DST recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001 and $19.5 million for the year ended December 31, 2000. The PAS business unit had approximately 80 associates who transferred to State Street with the transaction. DST estimates that removing the PAS business from DST's financial results will reduce diluted earnings per share by approximately $0.01 per share per quarter.

EquiServe Limited Partnership
On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe Limited Partnership ("EquiServe"). EquiServe is one the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 22 million shareholder accounts for approximately 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and recorded revenues of approximately $325 million for the year 2000.

The acquisition was accounted for as a purchase, and the results of EquiServe's operations have been included in DST's 2001 consolidated financial statements from the date of acquisition. The minimum purchase price of $140.0 million is to be paid in four installments. The first installment of approximately $43.9 million was paid at closing. The remaining three installments, which total approximately $96.1 million (discounted to $87.6 million for accounting purposes) are payable annually in varying amounts beginning February 28, 2002. The minimum consideration (discounted to $131.5 million for accounting purposes) has been preliminarily allocated based upon estimated fair values at the date of acquisition and is subject to adjustment when additional information concerning asset and liability valuation is finalized.

The remaining minimum purchase price installments are subject to increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues for the years ended 2001, 2002 and 2003 exceed certain targeted levels. Goodwill will be increased by the amount of contingent consideration paid.

Assuming the acquisition had occurred January 1, 2000, the Company's consolidated revenues for the three and six months ended June 30, 2001 would have been $451.6 million and $905.3 million, respectively, and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

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

3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            June 30,         December 31,
                                                         Percentage              2001               2000
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%                   $   633.1          $   704.9
     Computer Sciences Corporation                           5%                       298.7              519.0
     Euronet Services Inc.                                   11%                       17.1                9.4
     Other available-for-sale securities                                              122.7              122.8
                                                                            ----------------   ----------------
                                                                                    1,071.6            1,356.1
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       63.4               60.8
     European Financial Data Services Limited                50%                       12.7               13.3
     International Financial Data Services LP                50%                       10.0
     Argus Health Systems, Inc.                              50%                        7.4                7.1
     exchange-america, LLC                                   50%                        9.1                5.0
     Other unconsolidated affiliates                                                   30.6               35.3
                                                                            ----------------   ----------------
                                                                                      133.2              121.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                          10.1               14.5
     Other                                                                             27.3               28.9
                                                                            ----------------   ----------------
                                                                                       37.4               43.4
                                                                            ----------------   ----------------

Total investments                                                                 $ 1,242.2          $ 1,521.0
                                                                            ================   ================

Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                               June 30,         December 31,
                                                 2001               2000
                                           -----------------  -----------------

Cost                                              $   556.8          $   490.6
Gross unrealized gains                                516.9              869.7
Gross unrealized losses                                (2.1)              (4.2)
                                           -----------------  -----------------
Market value                                      $ 1,071.6          $ 1,356.1
                                           =================  =================

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                          2001             2000            2001             2000
                                                      --------------  ---------------  --------------   --------------

Boston Financial Data Services, Inc.                          $ 1.0            $ 3.7           $ 2.6            $ 7.7
European Financial Data Services Limited                       (0.2)            (0.2)           (0.4)             0.1
International Financial Data Services LP                        1.1                              2.0
Argus Health Systems, Inc.                                      0.2              0.2             0.3              0.4
exchange-america, LLC                                          (1.9)                            (3.0)
Other                                                           0.1             (0.2)           (0.3)            (0.6)
                                                      --------------  ---------------  --------------   --------------
                                                              $ 0.3            $ 3.5           $ 1.2            $ 7.6
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

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                         2001             2000             2001            2000
                                                    ---------------  ---------------  ---------------  --------------
Net income                                                  $ 73.8           $ 47.2          $ 128.3         $ 103.4
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            123.0            125.5            123.6           125.7
Incremental shares from assumed
  conversions of stock options                                 3.3              3.8              3.8             3.4
                                                    ---------------  ---------------  ---------------  --------------

Diluted potential common shares                              126.3            129.3            127.4           129.1
                                                    ===============  ===============  ===============  ==============

Basic earnings per share                                    $ 0.60           $ 0.38           $ 1.04          $ 0.82
Diluted earnings per share                                  $ 0.58           $ 0.37           $ 1.01          $ 0.80

Comprehensive income. Components of comprehensive income (loss) consist of the following (in millions):

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                            2001            2000              2001            2000
                                                        --------------  -------------     --------------  --------------

Net income                                                    $  73.8         $ 47.2            $ 128.3         $ 103.4
                                                        --------------  -------------     --------------  --------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                          70.5           15.3             (344.0)           43.0
    Less reclassification adjustments for gains
      included in net income                                     (3.5)          (4.0)              (6.7)          (11.6)
  Foreign currency translation adjustments                        1.8           (2.1)              (2.8)           (2.9)
  Deferred income taxes                                         (26.2)          (4.3)             137.0           (12.3)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income (loss)                            42.6            4.9             (216.5)           16.2
                                                        --------------  -------------     --------------  --------------
Comprehensive income (loss)                                   $ 116.4         $ 52.1            $ (88.2)        $ 119.6
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

Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                   Three Months Ended June 30, 2001
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 257.2        $ 137.2         $ 54.4          $ 2.8     $                   $ 451.6
Intersegment revenues                           0.4           16.4                           7.4           (24.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              257.6          153.6           54.4           10.2           (24.2)          451.6

Costs and expenses                            179.6          129.5           43.3            6.7           (24.2)          334.9
Depreciation and amortization                  22.7            9.3            4.5            2.7                            39.2
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         55.3           14.8            6.6            0.8                            77.5
Other income, net                               0.8                                          6.2                             7.0
Gain on sale of PAS                            32.8                                                                         32.8
Equity in earnings of
     unconsolidated affiliates                  0.2            0.1                                                           0.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                       $  89.1        $  14.9         $  6.6          $ 7.0     $                   $ 117.6
                                       =============  =============  =============  =============   =============  ==============

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
                                       =============  =============  =============  =============   =============  ==============

                                                                    Six Months Ended June 30, 2001
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 424.3        $ 290.0        $ 102.9         $  5.4     $                   $ 822.6
Intersegment revenues                           0.8           30.5                          13.9           (45.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              425.1          320.5          102.9           19.3           (45.2)          822.6

Costs and expenses                            283.2          262.8           83.9           12.2           (45.2)          596.9
Depreciation and amortization                  38.9           18.2            8.7            4.7                            70.5
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                        103.0           39.5           10.3            2.4                           155.2
Other income, net                               1.6                                         12.0                            13.6
Gain on sale of PAS                            32.8                                                                         32.8
Equity in earnings (losses) of
     unconsolidated affiliates                  1.3            0.1                          (0.2)                            1.2
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                       $ 138.7        $  39.6        $  10.3         $ 14.2     $                   $ 202.8
                                       =============  =============  =============  =============   =============  ==============

                                                                    Six Months Ended June 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 302.5        $ 269.9        $ 100.0         $  5.0     $                   $ 677.4
Intersegment revenues                           0.9           26.9                          11.4           (39.2)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              303.4          296.8          100.0           16.4           (39.2)          677.4

Costs and expenses                            189.2          241.7           84.5           10.1           (39.2)          486.3
Depreciation and amortization                  34.7           16.5            8.0            4.1                            63.3
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         79.5           38.6            7.5            2.2                           127.8
Other income, net                               2.1                                         26.7                            28.8
Equity in earnings of
     unconsolidated affiliates                  8.1                                         (0.5)                            7.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                       $  89.7        $  38.6        $   7.5         $ 28.4     $                   $ 164.2
                                       =============  =============  =============  =============   =============  ==============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.9 million and $3.1 million for the three and six months ended June 30, 2001, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2000, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                              Three Months                       Six Months
                                                             Ended June 30,                    Ended June 30,
                                                     -----------------------------     ------------------------------
                                                         2001            2000              2001            2000
                                                     --------------  -------------     --------------  --------------

Revenues
     Financial Services                                    $ 257.6        $ 155.6            $ 425.1         $ 303.4
     Output Solutions                                        153.6          141.6              320.5           296.8
     Customer Management                                      54.4           51.3              102.9           100.0
     Investments and Other                                    10.2            8.2               19.3            16.4
     Eliminations                                            (24.2)         (19.7)             (45.2)          (39.2)
                                                     --------------  -------------     --------------  --------------

                                                           $ 451.6        $ 337.0            $ 822.6         $ 677.4
                                                     ==============  =============     ==============  ==============
     % change from prior year period                         34.0%          10.4%              21.4%           12.2%

Income from operations
     Financial Services                                    $  55.3         $ 43.7            $ 103.0          $ 79.5
     Output Solutions                                         14.8           14.6               39.5            38.6
     Customer Management                                       6.6            5.0               10.3             7.5
     Investments and Other                                     0.8            0.8                2.4             2.2
                                                     --------------  -------------     --------------  --------------
                                                              77.5           64.1              155.2           127.8

Interest expense                                              (1.9)          (1.5)              (3.1)           (2.9)
Other income, net                                              7.0            7.5               13.6            28.8
Gain on sale of PAS                                           32.8                              32.8
Equity in earnings of unconsolidated
  affiliates, net of income taxes                              0.3            3.5                1.2             7.6
                                                     --------------  -------------     --------------  --------------

Income before income taxes                                   115.7           73.6              199.7           161.3
     Income taxes                                             41.9           26.4               71.4            57.9
                                                     --------------  -------------     --------------  --------------

Net income                                                 $  73.8         $ 47.2            $ 128.3         $ 103.4
                                                     ==============  =============     ==============  ==============
Basic earnings per share                                   $  0.60         $ 0.38             $ 1.04          $ 0.82
Diluted earnings per share                                 $  0.58         $ 0.37             $ 1.00          $ 0.80

Adjusted diluted earnings per share (1)                    $  0.41         $ 0.34             $ 0.82          $ 0.69


(1) Adjusted diluted earnings per share has been calculated by excluding the effects of net gains related to available-for-sale securities, the gain related to the sale of PAS in 2001 and the gain from a legal settlement in 2000.

Consolidated revenues

Consolidated revenues for the three and six months ended June 30, 2001 increased $114.6 million and $145.2 million, respectively, which represents an increase of 34.0% and 21.4%, respectively, over the comparable periods in 2000. Excluding EquiServe from the current year and DST Canada from the prior year, consolidated revenues for the three and six months ended June 30, 2001 would have increased $31.3 million or 9.5% and $68.6 million or 10.3%, respectively, over the comparable periods in 2000. U.S. revenues for the three and six months ended June 30, 2001 were $416.7 million and $752.5 million, respectively, an increase of 40.5% and 25.6%, respectively, over the same periods in 2000. International revenues for the three and six months ended June 30, 2001 were $34.9 million and $70.1 million, respectively, a decrease of 13.6% and 10.2%, respectively, over the same periods in 2000.

Financial Services Segment revenues for the three and six months ended June 30, 2001 increased $102.0 million and $121.7 million, respectively, or 65.6% and 40.1%, respectively, over the same periods in 2000. Excluding EquiServe from the current year and DST Canada from the prior year, Financial Services revenues for the three and six months ended June 30, 2001 would have increased $18.6 million or 12.5% and $45.1 million or 15.5%, respectively, over the comparable periods in 2000. U.S. Financial Services Segment revenues for the three and six months ended June 30, 2001 increased $107.8 million and $130.7 million, respectively, or 86.7% and 53.7%, respectively, over the same periods in 2000, primarily from inclusion of EquiServe and increases in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 74.8 million at June 30, 2001, an increase of 1.8% for the quarter ended June 30, 2001, an increase of 3.7% from the 72.1 million serviced at December 31, 2000 and an increase of 17.1% from the 63.9 million serviced at June 30, 2000.

Output Solutions Segment revenues for the three and six months ended June 30, 2001 increased $12.0 million and $23.7 million, respectively, or 8.5% and 8.0%, respectively, over the same periods in 2000. Revenue growth resulted from increased volumes from the U.S. mutual fund and telecommunications, partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes. Output Solutions Segment images produced for the three and six months ended June 30, 2001 increased 11.1% and 10.2%, respectively, to 2.0 billion and 4.0 billion, respectively, and statements mailed increased 1.8% and 2.5%, respectively, to 462 million and 970 million, respectively, compared to the same periods in 2000.

Customer Management Segment revenues for the three and six months ended June 30, 2001 increased $3.1 million or 6.0% and $2.9 million or 2.9%, respectively, over the same periods in 2000, due to increased processing and software service revenues, partially offset by lower equipment sales.

Investments and Other Segment revenues increased $2.0 million and $2.9 million, respectively, for the three and six months ended June 30, 2001, an increase of 24.4% and 17.7%, respectively, as compared to the same periods in 2000. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2001 increased $13.4 million and $27.4 million, respectively, or 20.9% and 21.4%, respectively, over the same periods in 2000. U.S. income from operations for the three and six months ended June 30, 2001 was $69.5 million and $137.3 million, respectively, an increase of 25.5% and 19.8%, respectively, over the same periods in 2000. International income from operations for the three and six months ended June 30, 2001 was $8.0 million and $17.9 million, respectively, a decrease of 8.0% and an increase of 35.6%, respectively, compared to the same periods in 2000.

Financial Services Segment income from operations for the three and six months ended June 30, 2001 increased 26.5% or $11.6 million and 29.6% or $23.5 million, respectively, over the comparable prior year periods to $55.3 million and $103.0 million, respectively. This resulted in operating margins of 21.5% and 24.2%, respectively, for the three and six months ended June 30, 2001, compared to 28.1% and 26.2% for the comparable prior year periods. The decrease in operating margin resulted primarily from the acquisition of EquiServe partially offset by increased U.S. revenues related to mutual fund shareowner processing. Excluding EquiServe from the current year and DST Canada from the prior year, Financial Services income from operations for the three and six months ended June 30, 2001 would have increased $10.6 million or 25.1% and $23.2 million or 30.0%, respectively, over the comparable periods in 2000. The increase in operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three and six months ended June 30, 2001 increased $0.2 million and $0.9 million, respectively, or 1.4% and 2.3%, respectively, over the same periods in 2000. Output Solutions Segment operating margin was 9.6% and 12.3%, respectively, for the three and six months ended June 30, 2001 compared to 10.3% and 13.0%, respectively, for the same periods in 2000.

Customer Management Segment income from operations totaled $6.6 million and $10.3 million for the three and six months ended June 30, 2001, respectively, an increase of 32.0% and 37.3% over the comparable prior year periods. Operating margins were 12.1% and 10.0% for the three and six months ended June 30, 2001, respectively, compared to 9.7% and 7.5% for the comparable prior year periods.

Investments and Other Segment income from operations was $0.8 million and $2.4 million for the three and six months ended June 30, 2001, respectively, as compared to $0.8 million and $2.2 million for the three and six months ended June 30, 2000, respectively.

Interest expense

Interest expense totaled $1.9 million and $3.1 million, respectively, for the three and six months ended June 30, 2001, an increase from $1.5 million and $2.9 million recorded in the comparable periods in 2000. Average debt balances were higher in 2001 compared to 2000.

Other income, net

Other income was $7.0 million for the second quarter 2001, compared to $7.5 million for the second quarter 2000. Second quarter 2001 results include $3.5 million primarily related to interest and dividend income and $3.5 million related primarily to gains on sales of marketable equity securities. Second quarter 2000 results include $3.1 million primarily related to interest and dividend income and $4.4 million related primarily to gains on sales of marketable equity securities.

Other income was $13.6 million for the six months ended June 30, 2001, compared to $28.8 million for the prior year. Year to date 2000 Other income includes $10.8 million pretax relating to the settlement of a legal dispute related to a former equity investment. Other income also includes $6.7 million for 2001 and $12.0 million for 2000 of gains on sales of equity investments and $6.8 million for 2001 and $6.0 million for 2000 primarily related to interest and dividend income.

Gain on sale of PAS

On June 29, 2001, DST sold its Portfolio Accounting Systems ("PAS") business to State Street Corporation ("State Street"). DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses.

DST recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001 and $19.5 million for the year ended December 31, 2000. The PAS business unit had approximately 80 associates who transferred to State Street with the transaction. DST estimates that removing the PAS business from DST's financial results will reduce diluted earnings per share by approximately $0.01 per share per quarter.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $0.3 million and $1.2 million for the three and six months ended June 30, 2001, respectively, as compared to $3.5 million and $7.6 million for the three and six months ended June 30, 2000. Decreased earnings were recorded at Boston Financial Data Services from a decline in transaction revenue from services provided to the brokerage industry, a slowing in mutual fund revenue growth and an increase in costs, and the loss of a significant Canadian client at its subsidiary CFDS. European Financial Data Services ("EFDS") results reflect an increase in accounts serviced to 2.9 million at June 30, 2001, which is 0.2 million or 7.4% above year end 2000 and 0.4 million or 16.0% over June 30, 2000 levels. EFDS was adversely affected by a significant decline in seasonal processing revenues related to U.K. retirement plan transactions. U.K. product pricing is more sensitive to transaction volumes than in the U.S. Exchange-America is a new joint venture of the Company which is developing and marketing a web-enabled process to submit insurance and annuities applications online. IFDS results include the results of DST Canada, which as previously mentioned was contributed to a joint venture in 2001. Exchange-America results reflect development and marketing expenses for its products. Argus' earnings decreased from the prior year quarter primarily from increased depreciation charges.

Income taxes

DST's effective tax rate was 36.2% for the quarter and 35.8% for the six months ended June 30, 2001, compared to 35.9% for both the prior year quarter and six month period. Excluding the taxes provided on the PAS transaction, the effective tax rate would have been 35.1% for the quarter and six months ended June 30, 2001. The 2001 and 2000 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three and six months ended June 30, 2001 increased 65.6% and 40.1%, respectively, over the same periods in 2000 to $257.6 million and $425.1 million, respectively. U.S. Financial Services revenue increased 86.7% to $232.1 million and 53.7% to $374.2 million for the three and six months ended June 30, 2001, respectively. Excluding EquiServe from the current year, U.S. revenues for the three and six months ended June 30, 2001 increased 14.4% and 16.8%, respectively, over the same periods in 2000 to $142.2 million and $284.3 million, respectively. U.S. mutual fund processing revenues for the three and six months ended June 30, 2001 increased 17.2% and 18.8%, respectively, over the prior year periods as shareowner accounts serviced increased 17.1% from 63.9 million at June 30, 2000 to 74.8 million at June 30, 2001. U.S. Automated Work Distributor ("AWD") product revenues for the three and six months ended June 30, 2001 increased 52.6% and 58.1%, respectively, over the same periods in the prior year primarily due to an increase in the number of AWD workstations licensed.

Financial Services Segment revenues from international operations for the three and six months ended June 30, 2001 decreased 18.5% to $25.5 million and 15.0% to $50.9 million, respectively. The revenue decrease resulted primarily from DST Canada's results of operations no longer being consolidated with the Company's operating results. Excluding Canada from the prior year, revenues from international operations for the three and six months ended June 30, 2001 would have increased $0.7 million or 2.8% and $4.3 million or 9.2%, respectively, over the comparable periods in 2000. The increase is primarily a result of an increase in investment management software license revenues and higher investment management and AWD software maintenance revenues.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2001 increased 89.7% to $179.6 million and 49.7% to $283.2 million, respectively, over the comparable periods in 2000. Personnel costs for the three and six months ended June 30, 2001, increased 78.8% and 43.1%, respectively, over the comparable prior year periods as a result of the addition of EquiServe and increased staff levels to support volume growth. Excluding EquiServe from the current year and DST Canada from the prior year, costs and expenses increased 9.1% or 12.8% and personnel costs increased 13.9% or 14.4%, for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000.

Depreciation and amortization
Segment depreciation and amortization increased 32.0% or $5.5 million and 12.1% or $4.2 million for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000. The increase is primarily attributable to EquiServe.

Income from operations
Segment income from operations for the three and six months ended June 30, 2001 increased 26.5% to $55.3 million and 29.6% to $103.0 million, respectively, over the comparable prior year periods. The Segment's operating margins were 21.5% and 24.2% for the three and six months ended June 30, 2001, respectively, as compared to 28.1% and 26.2% for the three and six months ended June 30, 2000, respectively. The decrease in operating margin resulted primarily from the acquisition of EquiServe partially offset by increased U.S. revenues. Excluding EquiServe from the current year and DST Canada from the prior year, income from operations for the three and six months ended June 30, 2001 increased 25.1% and 30.0%, respectively over the comparable periods in 2000.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and six months ended June 30, 2001 increased 8.5% to $153.6 million and 8.0% to $320.5 million, respectively, as compared to the same periods in 2000. The growth in segment revenue was derived primarily from an increase in the volume of statements and images produced from U.S. mutual fund and telecommunications industries. This growth was partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2001 increased 9.4% to $129.5 million and 8.7% to $262.8 million, respectively, over the comparable periods in 2000. Personnel costs for the three and six months ended June 30, 2001, increased 12.2% and 15.1%, respectively, over the comparable prior year periods as a result of increased staff levels to support volume growth and higher Internet-based electronic bill and statement product development and selling costs.

Depreciation and amortization
Segment depreciation and amortization increased 8.1% or $0.7 million and 10.3% or $1.7 million for the three and six months ended June 30, 2001, respectively, over the comparable periods in 2000 related to increased capital costs to support revenue growth.

Income from operations
The increase in the Segment's income from operations for the three and six months ended June 30, 2001 of $0.2 million or 1.4% and $0.9 million or 2.3%, respectively, over the same periods in 2000 is primarily attributable to increased volumes for images and statements. The Segment's operating margins were 9.6% and 12.3% for the three and six months ended June 30, 2001, respectively, as compared to 10.3% and 13.0% for the three and six months ended June 30, 2000, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three and six months ended June 30, 2001 increased 6.0% to $54.4 million and 2.9% to $102.9 million, respectively, as compared to the three and six months ended June 30, 2000. Processing and software service revenues increased to $50.8 million and increased to $97.7 million for the three and six months ended June 30, 2001, respectively, from $47.2 million and $93.3 million for the three and six months ended June 30, 2000, respectively. Equipment sales decreased to $3.6 million and $5.2 million for the three and six months ended June 30, 2001, respectively, from $4.1 million and $6.7 million for the three and six months ended June 30, 2000, respectively. AWD software license revenues were recognized during the second quarter of 2001 from the previously announced AWD license agreement with Comcast Cable Communications, Inc.

As previously reported, MediaOne, which was acquired by AT&T, plans to discontinue its processing agreement with DST. MediaOne subscribers processed at June 30, 2001 were 3.1 million, and DST expects that a substantial portion of those subscribers will be removed during the remainder of 2001.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2001 increased $0.9 million or 2.1%, and decreased $0.6 million or 0.7%, respectively, compared to the same periods in 2000.

Depreciation and amortization
Segment depreciation and amortization for the three and six months ended June 30, 2001 increased 15.4% and 8.7%, respectively, compared to the same periods in 2000. The increase is related primarily to amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three and six months ended June 30, 2001 increased $1.6 million and $2.8 million, respectively, or 32.0% and 37.3%, respectively, compared to the prior year periods, resulting in an operating margin of 12.1% and 10.0% for the three and six months ended June 30, 2001, respectively, as compared to 9.7% and 7.5% for the three and six months ended June 30, 2000, respectively.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $10.2 million and $19.3 million for the three and six months ended June 30, 2001, respectively, an increase of $2.0 million and $2.9 million, respectively, as compared to prior year periods. The increase is primarily attributable to increased real estate activity.

Costs and expenses
Investments and Other Segment costs and expenses increased $1.3 million and $2.1 million for the three and six months ended June 30, 2001, respectively, as compared to the three and six months ended June 30, 2000, respectively, primarily as a result of additional real estate activities.

Depreciation and amortization
Depreciation and amortization increased $0.7 million and $0.6 million for the three and six months ended June 30, 2001, respectively over the same periods in 2000, as a result of increased depreciation related to additional real estate activities.

Income from operations
The segment's income from operations totaled $0.8 million and $2.4 million for the three and six months ended June 30, 2001, respectively, as compared to $0.8 million and $2.2 million for the three and six months ended June 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $144.2 million for the six months ended June 30, 2001. Operating cash flows for the six months ended June 30, 2001 were primarily impacted by net income of $128.3 million and depreciation and amortization of $70.5 million.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Cash flows used in investing activities totaled $127.9 million for the six months ended June 30, 2001. The Company expended $106.2 million during the six months ended June 30, 2001 for capital additions. Investments and advances to unconsolidated affiliates totaled $41.8 million. During the six months ended June 30, 2001, the Company received $33.5 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $31.1 million for the six months ended June 30, 2001. The Company also received proceeds from the exercise of stock options of $19.7 million for the six months ended June 30, 2001. The Company maintains $110 million in bank lines of credit for working capital requirements and general corporate purposes which mature May 2002. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $40 million for the six months ended June 30, 2001, bringing total borrowings under these facilities to $90 million at June 30, 2001.

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe Limited Partnership ("EquiServe"). EquiServe is one the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 22 million shareholder accounts for approximately 1,400 publicly traded companies. EquiServe employs approximately 2,600 associates and recorded revenues of approximately $325 million for the year 2000.

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

Assuming the acquisition had occurred January 1, 2000, consolidated revenues would have been $453.7 million or $905.3 million for the three and six months ended June 30, 2001, respectively, and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

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

During the six months ended June 30, 2001, the Company purchased 2,673,000 shares of its common stock under previously announced share repurchase programs for $93.8 million. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of June 30, 2001, DST has purchased 9,333,000 shares since the programs commenced.

During the fourth quarter 1999 and the first quarter 2000, the Company entered into forward stock purchase agreements for the repurchase of up to 8.0 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the six months ended June 30, 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 2,665,000 shares under these agreements for $93.4 million. As of June 30, 2001, the cost to settle the remaining agreement would be approximately $88.9 million for approximately 2.7 million shares of common stock. The agreements, which expire in September 2002, allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

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

OTHER

Comprehensive income. The Company's comprehensive income totaled $116.4 million and a loss of $88.2 million for the three and six months ended June 30, 2001, respectively, as compared to income of $52.1 million and $119.6 million, respectively, for the three and six months ended June 30, 2000. Comprehensive income consists of net income of $73.8 million and $128.3 million, respectively, and other comprehensive income of $42.6 million and a loss of $216.5 million for the three and six months ended June 30, 2001, respectively, and net income of $47.2 million and $103.4 million, respectively, and other comprehensive income of $4.9 million and $16.2 million, respectively, for the three and six months ended June 30, 2000. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of June 30, 2001 was approximately $1.1 billion. The impact of a 10% change in fair value of these investments would be approximately $68.4 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At June 30, 2001, the Company had $209.9 million of debt, of which $91.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 8, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement dated March 30, 2001. A total of 115,096,617 shares of Common Stock, or 94.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matters as follows:

1)       Election of three directors for terms ending in 2004:

                       A. Edward            George L.         Michael G. Fitt
                       Allinson              Argyros
                    ----------------     ----------------     ----------------

     For                114,490,660          107,609,603          114,527,230
     Withheld               605,957            7,487,014              569,387
                    ----------------     ----------------     ----------------
     Total              115,096,617          115,096,617          115,096,617
                    ================     ================     ================

The terms of office of Directors Thomas A. McDonnell and M. Jeannine Strandjord will continue until the Annual Meeting of Stockholders in 2002. The terms of office of Directors James C. Castle, Thomas A. McCullough and William C. Nelson will continue until the Annual Meeting of Stockholders in 2003.

2) Approval of amendment of DST Systems, Inc. 1995 Stock Option and Performance Award Plan:

     For                           80,564,225
     Against                       34,283,041
     Withheld                         243,699
     Broker Non-votes                   5,652
                              ----------------
     Total                        115,096,617
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

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                            June 30,        December 31,
                                                                              2001              2000
                                                                         ---------------   ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts                                                        49.4              48.3
    IRA mutual fund accounts                                                       19.0              17.9
    TRAC-2000 mutual fund accounts                                                  6.4               5.9
                                                                         ---------------   ---------------
                                                                                   74.8              72.1
                                                                         ===============   ===============

  International
    United Kingdom (1)                                                              2.9               2.7
    Canada (2)                                                                      1.3               1.5

TRAC-2000 participants (millions)                                                   2.2               1.9
Automated Work Distributor workstations (thousands)                                79.4              73.2
Portfolio Accounting System portfolios (thousands)                                  1.9               2.0

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                             33.8              33.8
  International                                                                    10.7               9.6

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                              2001              2000
                                                                         ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                        3,989             3,619
Items mailed (millions)                                                             970               947


(1)      Processed by EFDS, an unconsolidated affiliate of the Company.
(2) Processed by International Financial Data Services Ltd., a former wholly owned subsidiary which became an unconsolidated affiliate of the Company in January 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.26 The Company's 1995 Stock Option and Performance Award Plan, restated as of May 8, 2001 to allow flexibility in awards to Outside Directors and expand the definition of Eligible Employees, is attached hereto as Exhibit 10.26.

(b)  Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated April 2, 2001, reporting the announcement that the Company has completed the acquisition of a controlling equity position in EquiServe Limited Partnership.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated April 24, 2001, reporting the announcement of financial results for the quarter ended March 31, 2001.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated May 23, 2001, reporting the announcement of an agreement between State Street Corporation and the Company for State Street Corporation to acquire the Company's portfolio accounting service business.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 14, 2001.

DST Systems, Inc.

/s/ Kenneth V. Hager
---------------------------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)