Form 10-Q
period 2001-09-30
DST SYSTEMS INC
filed 2001-11-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

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


Number of shares outstanding of the Company's common stock as of October 31, 2001:
                   Common Stock $.01 par value - 120,367,433

                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 2001
                                Table of Contents

                                                                         Page
PART I.  FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

          Introductory Comments                                              3

          Condensed Consolidated Balance Sheet -
          September 30, 2001 and December 31, 2000                           4

          Condensed Consolidated Statement of Income -
          Three and Nine Months Ended September 30, 2001 and 2000            5

          Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 2001 and 2000                      6

          Notes to Condensed Consolidated Financial Statements            7-13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14-23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        24


PART II.  OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings                                                 25

Item 2.   Changes in Securities and Use of Proceeds                         25

Item 3.   Defaults Upon Senior Securities                                   25

Item 4.   Submission of Matters to a Vote of Security Holders               25

Item 5.   Other Information                                                 26

Item 6.   Exhibits and Reports on Form 8-K                                  27


SIGNATURE                                                                   27
---------


The Company's service marks and trademarks include without limitation DST(R), Automated Work Distributor (TM) and AWD (R) referred to in this Report.

                                DST Systems, Inc.
                                    Form 10-Q
                               September 30, 2001

PART I.  FINANCIAL INFORMATION
-------------------------------

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

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.


                              DST Systems, Inc.
                   Condensed Consolidated Balance Sheet
             (dollars in millions, except per share amounts)
                               (unaudited)


                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    -----------
 ASSETS
 Current assets
     Cash and cash equivalents                       $    121.9     $    116.2
     Transfer agency investments                           94.6           54.2
     Accounts receivable                                  397.1          358.5
     Other current assets                                  75.7           61.8
                                                     -----------    -----------
                                                          689.3          590.7
 Investments                                            1,152.7        1,521.0
 Properties                                               452.2          393.8
 Intangibles and other assets                             201.6           46.9
                                                     -----------    -----------
          Total assets                               $   2,495.8    $  2,552.4
                                                     ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Debt due within one year                        $    230.7     $     21.3
     Transfer agency deposits                              94.6           54.2
     Accounts payable                                     105.0          100.3
     Accrued compensation and benefits                     82.6           66.3
     Deferred revenues and gains                           47.3           48.5
     Other liabilities                                    144.6           65.6
                                                     -----------    -----------
                                                          704.8          356.2
 Long-term debt                                           100.4           68.7
 Deferred income taxes                                    305.7          482.0
 Other liabilities                                         90.7           79.7
                                                     -----------    -----------
                                                        1,201.6          986.6
                                                     -----------    -----------
 Commitments and contingencies
                                                     -----------    -----------

 Stockholders' equity
     Common stock, $0.01 par; 300,000,000 shares
          authorized, 127,633,278 shares issued              1.3           1.3
     Additional paid-in capital                            404.2         425.1
     Retained earnings                                     908.9         732.0
     Treasury stock (7,303,814 and 2,902,446 shares,
          respectively), at cost                          (279.3)       (115.2)
     Accumulated other comprehensive income                259.1         522.6
                                                     -----------   -----------
          Total stockholders' equity                     1,294.2       1,565.8
                                                     -----------   -----------
          Total liabilities and stockholders' equity $   2,495.8   $   2,552.4
                                                     ===========   ===========

The accompanying notes are an integral part of these financial statements.



                              DST Systems, Inc.
                  Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                  (unaudited)



                                                         For the Three Months               For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                         2001             2000              2001            2000
                                                    ---------------  ---------------   ---------------  --------------

Revenues                                                $    420.8       $    335.5        $  1,243.4      $  1,012.9

Costs and expenses                                           310.7            238.0             907.6           724.3
Depreciation and amortization                                 39.9             31.6             110.4            94.9
                                                    ---------------  ---------------   ---------------  --------------

Income from operations                                        70.2             65.9             225.4           193.7

Interest expense                                              (1.7)            (1.6)             (4.8)           (4.5)
Other income, net                                              5.9              3.4              19.5            32.2
Gain on sale of PAS                                                                              32.8
Equity in earnings of unconsolidated affiliates                0.5              2.2               1.7             9.8
                                                    ---------------  ---------------   ---------------  --------------

Income before income taxes                                    74.9             69.9             274.6           231.2
Income taxes                                                  26.3             25.1              97.7            83.0
                                                    ---------------  ---------------   ---------------  --------------

Net income                                              $     48.6       $     44.8        $    176.9       $   148.2
                                                    ===============  ===============   ===============  ==============

Average common shares outstanding                            123.0            125.0             123.4           125.4
Diluted shares outstanding                                   125.8            129.5             126.9           129.2

Basic earnings per share                                $     0.40       $     0.36        $     1.43       $    1.18
Diluted earnings per share                              $     0.39       $     0.35        $     1.39       $    1.15

The accompanying notes are an integral part of these financial statements.



                               DST Systems, Inc.
                   Condensed Consolidated Statement of Cash Flows
                                 (in millions)
                                  (unaudited)



                                                                                     For the Nine Months
                                                                                      Ended September 30,
                                                                                   2001                2000
                                                                              ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                        $     176.9         $     148.2
                                                                              ----------------    ----------------

     Depreciation and amortization                                                      110.4                94.9
     Equity in earnings of unconsolidated affiliates                                     (1.7)               (9.8)
     Net realized gain from sale of investments and PAS                                 (41.2)              (11.6)
     Deferred taxes                                                                     (15.9)                3.3
     Changes in accounts receivable                                                      (4.7)                0.1
     Changes in other current assets                                                     (3.3)                8.8
     Changes in accounts payable and accrued liabilities                                 40.8                (6.0)
     Other, net                                                                         (10.5)                0.4
                                                                              ----------------    ----------------
Total adjustments to net income                                                          73.9                80.1
                                                                              ----------------    ----------------
     Net                                                                                250.8               228.3
                                                                              ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of property and equipment                                              3.9                 5.9
Proceeds from sale of investments and PAS                                                57.5                30.0
Investments and advances to unconsolidated affiliates                                   (59.2)              (82.2)
Capital expenditures                                                                   (138.5)             (121.2)
Payment for purchase of subsidiaries, net of cash acquired                              (35.2)
Other, net                                                                                6.9                (7.0)
                                                                              ----------------    ----------------
     Net                                                                               (164.6)             (174.5)
                                                                              ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                                   22.1                30.0
Principal payments on long-term debt                                                     (4.6)               (7.6)
Net increase in revolving credit facilities and notes payable                           137.3                29.4
Common stock repurchased                                                               (235.3)             (126.9)
Other, net                                                                                                    0.1
                                                                              ----------------    ----------------
     Net                                                                                (80.5)              (75.0)
                                                                              ----------------    ----------------

Net decrease in cash and cash equivalents                                                 5.7               (21.2)
Cash and cash equivalents at beginning of period                                        116.2                89.0
                                                                              ----------------    ----------------

Cash and cash equivalents at end of period                                        $     121.9          $     67.8
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

2.  Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase accounting method, and is effective beginning July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). Upon the adoption of
SFAS No. 142, goodwill amortization will be discontinued and impairment testing will begin. The Company does not expect the impact of SFAS No. 142 to be material in relation to the consolidated financial statements.
Management estimates that the adoption of SFAS No. 142 will result in decreased amortization of approximately $12 million to $14 million in 2002.

3.  Acquisitions and Dispositions

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

EquiServe Limited Partnership
On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 23.7 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase, and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The remaining three minimum installments, which total approximately $128.2 million (discounted to $117.8 million for accounting purposes) are payable annually in varying amounts beginning February 28, 2002. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $176.3 million for accounting purposes) will be allocated to the net assets acquired based upon their fair values upon completion of an independent valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per SFAS No. 142.

Assuming the acquisition had occurred January 1, 2000, the Company's consolidated revenues for the nine months ended September 30, 2001 would have been $1,326.1 million and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

DST is developing a new securities transfer system, called Fairway, which is designed to meet the changing regulatory and processing requirements of the corporate stock transfer industry.

DST Canada Joint Venture
DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was contributed to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street. DST contributed its shares of DST Canada to the new joint venture while State Street contributed $43.5 million. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the contribution of DST Canada to the joint venture has not had a material impact on DST's net income or earnings per share in 2001.

4.  Investments

Investments are as follows (in millions):


                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership          September 30,      December 31,
                                                         Percentage              2001               2000
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%                 $     582.0        $     704.9
     Computer Sciences Corporation                           5%                       286.3              519.0
     Euronet Services Inc.                                   9%                        21.1                9.4
     Other available-for-sale securities                                              109.3              122.8
                                                                            ----------------   ----------------
                                                                                      998.7            1,356.1
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       64.1               60.8
     European Financial Data Services Limited                50%                       14.0               13.3
     International Financial Data Services LP                50%                       10.9
     Other unconsolidated affiliates                                                   33.1               47.4
                                                                            ----------------   ----------------
                                                                                      122.1              121.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                           7.6               14.5
     Other                                                                             24.3               28.9
                                                                            ----------------   ----------------
                                                                                       31.9               43.4
                                                                            ----------------   ----------------
Total investments                                                               $   1,152.7        $   1,521.0
                                                                            ================   ================

Certain information related to the Company's available-for-sale securities is as follows (in millions):


                                        September 30,    December 31,
                                            2001             2000
                                      ---------------   --------------
Cost                                     $     564.3       $    490.6
Gross unrealized gains                         449.2            869.7
Gross unrealized losses                        (14.8)            (4.2)
                                      ---------------  ---------------
Market value                             $     998.7       $   1,356.1
                                      ===============  ===============

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months             For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                          2001             2000            2001             2000
                                                      --------------  ---------------  --------------   --------------
Boston Financial Data Services, Inc.                      $     0.7       $      2.4       $     3.3       $     10.1
European Financial Data Services Limited                        0.6             (1.0)            0.2             (0.9)
International Financial Data Services LP                        1.0                              3.0
Other                                                          (1.8)             0.8            (4.8)             0.6
                                                      --------------  ---------------  --------------   --------------
                                                          $     0.5       $      2.2       $     1.7        $     9.8
                                                      ==============  ===============  ==============   ==============

5.  Stockholders' Equity

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

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         For the Three Months              For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                         2001             2000             2001            2000
                                                    ---------------  ---------------  ---------------  --------------
Net income                                              $     48.6       $     44.8      $     176.9      $    148.2
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            123.0            125.0            123.4           125.4
Incremental shares from assumed
  conversions of stock options                                 2.8              4.5              3.5             3.8
                                                    ---------------  ---------------  ---------------  --------------

Diluted potential common shares                              125.8            129.5            126.9           129.2
                                                    ===============  ===============  ===============  ==============

Basic earnings per share                                $     0.40       $     0.36       $     1.43      $     1.18
Diluted earnings per share                              $     0.39       $     0.35       $     1.39      $     1.15

Comprehensive income. Components of comprehensive income (loss) consist of the following (in millions):

                                                            For the Three Months               For the Nine Months
                                                            Ended September 30,                Ended September 30,
                                                            2001            2000              2001            2000
                                                        --------------  -------------     --------------  --------------
Net income                                                 $     48.6     $     44.8        $     176.9     $     148.2
                                                        --------------  -------------     --------------  --------------
Other comprehensive income:
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                         (73.9)         148.6             (417.9)          191.6
    Less reclassification adjustments for gains
      included in net income                                     (6.5)                            (13.2)          (11.6)
  Foreign currency translation adjustments                        2.0           (1.7)              (0.8)           (4.6)
  Deferred income taxes                                          31.4          (58.0)             168.4           (70.3)
                                                        --------------  -------------     --------------  --------------
    Other comprehensive income (loss)                           (47.0)          88.9             (263.5)          105.1
                                                        --------------  -------------     --------------  --------------
Comprehensive income (loss)                                 $     1.6    $     133.7        $     (86.6)    $     253.3
                                                        ==============  =============     ==============  ==============

6.  Segment Information

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

Summarized financial information concerning the segments is shown in the following tables (in millions):




                                                                 Three Months Ended September 30, 2001
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------
Revenues                                    $ 236.2        $ 132.7         $ 48.5         $  3.4     $                   $ 420.8
Intersegment revenues                           1.6           15.5                           7.4           (24.5)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              237.8          148.2           48.5           10.8           (24.5)          420.8

Costs and expenses                            160.5          126.2           41.8            6.7           (24.5)          310.7
Depreciation and amortization                  22.6           10.3            4.3            2.7                            39.9
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         54.7           11.7            2.4            1.4                            70.2
Other income, net                              (5.8)           2.4                           9.3                             5.9
Equity in earnings of
     unconsolidated affiliates                  0.6           (0.1)                                                          0.5
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 49.5         $ 14.0          $ 2.4         $ 10.7     $                    $ 76.6
                                       =============  =============  =============  =============   =============  ==============

                                                                 Three Months Ended September 30, 2000
                                       ------------------------------------------------------------------------------------------
                                        Financial        Output        Customer     Investments/                   Consolidated
                                         Services      Solutions      Management       Other        Eliminations       Total
                                       -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                    $ 155.4        $ 130.3         $ 47.7          $ 2.1     $                   $ 335.5
Intersegment revenues                           0.5           13.6                           5.9           (20.0)
                                       -------------  -------------  -------------  -------------   -------------  --------------
                                              155.9          143.9           47.7            8.0           (20.0)          335.5

Costs and expenses                             89.3          122.4           41.4            4.9           (20.0)          238.0
Depreciation and amortization                  16.8            9.1            3.9            1.8                            31.6
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                         49.8           12.4            2.4            1.3                            65.9
Other income, net                               1.3                                          2.1                             3.4
Equity in earnings (losses) of
     unconsolidated affiliates                  1.6            0.2                           0.4                             2.2
                                       -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                        $ 52.7         $ 12.6          $ 2.4          $ 3.8     $                    $ 71.5
                                       =============  =============  =============  =============   =============  ==============



                                                              Nine Months Ended September 30, 2001
                                   -----------------------------------------------------------------------------------------
                                    Financial        Output        Customer     Investments/                   Consolidated
                                     Services      Solutions      Management       Other        Eliminations       Total
                                   -------------  -------------  -------------  -------------   -------------  -------------
Revenues                                $ 660.5        $ 422.7        $ 151.4          $ 8.8     $                  $1,243.4
Intersegment revenues                       2.4           46.0                          21.3           (69.7)
                                   -------------  -------------  -------------  -------------   -------------  -------------
                                          662.9          468.7          151.4           30.1           (69.7)        1,243.4

Costs and expenses                        443.7          389.0          125.7           18.9           (69.7)          907.6
Depreciation and amortization              61.5           28.5           13.0            7.4                           110.4
                                   -------------  -------------  -------------  -------------   -------------  -------------

Income from operations                    157.7           51.2           12.7            3.8                           225.4
Other income, net                          (4.2)           2.4                          21.3                            19.5
Gain on sale of PAS                        32.8                                                                         32.8
Equity in earnings (losses) of
     unconsolidated affiliates              1.9                                         (0.2)                            1.7
                                   -------------  -------------  -------------  -------------   -------------  -------------

Income before interest
     and income taxes                   $ 188.2         $ 53.6         $ 12.7         $ 24.9     $                   $ 279.4
                                   =============  =============  =============  =============   =============  =============

                                                             Nine Months Ended September 30, 2000
                                   ------------------------------------------------------------------------------------------
                                    Financial        Output        Customer     Investments/                   Consolidated
                                     Services      Solutions      Management       Other        Eliminations       Total
                                   -------------  -------------  -------------  -------------   -------------  --------------

Revenues                                $ 458.0        $ 400.1        $ 147.7          $ 7.1     $                  $1,012.9
Intersegment revenues                       1.3           40.6                          17.3           (59.2)
                                   -------------  -------------  -------------  -------------   -------------  --------------
                                          459.3          440.7          147.7           24.4           (59.2)        1,012.9

Costs and expenses                        278.5          364.1          125.9           15.0           (59.2)          724.3
Depreciation and amortization              51.5           25.6           11.9            5.9                            94.9
                                   -------------  -------------  -------------  -------------   -------------  --------------

Income from operations                    129.3           51.0            9.9            3.5                           193.7
Other income, net                           3.4                                         28.8                            32.2
Equity in earnings of
     unconsolidated affiliates              9.7            0.2                          (0.1)                            9.8
                                   -------------  -------------  -------------  -------------   -------------  --------------

Income before interest
     and income taxes                   $ 142.4         $ 51.2          $ 9.9         $ 32.2     $                   $ 235.7
                                   =============  =============  =============  =============   =============  ==============

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $1.7 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2000, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):


                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                     -----------------------------     ------------------------------
                                                         2001            2000              2001            2000
                                                     --------------  -------------     --------------  --------------
Revenues
     Financial Services                                    $ 237.8        $ 155.9          $   662.9       $   459.3
     Output Solutions                                        148.2          143.9              468.7           440.7
     Customer Management                                      48.5           47.7              151.4           147.7
     Investments and Other                                    10.8            8.0               30.1            24.4
     Eliminations                                            (24.5)         (20.0)             (69.7)          (59.2)
                                                     --------------  -------------     --------------  --------------
                                                           $ 420.8        $ 335.5          $ 1,243.4       $ 1,012.9
                                                     ==============  =============     ==============  ==============
     % change from prior year period                         25.4%          10.1%              22.8%           11.5%

Income from operations
     Financial Services                                    $  54.7        $  49.8          $   157.7       $   129.3
     Output Solutions                                         11.7           12.4               51.2            51.0
     Customer Management                                       2.4            2.4               12.7             9.9
     Investments and Other                                     1.4            1.3                3.8             3.5
                                                     --------------  -------------     --------------  --------------
                                                              70.2           65.9              225.4           193.7

Interest expense                                              (1.7)          (1.6)              (4.8)           (4.5)
Other income, net                                              5.9            3.4               19.5            32.2
Gain on sale of PAS                                                                             32.8
Equity in earnings of unconsolidated
  affiliates, net of income taxes                              0.5            2.2                1.7             9.8
                                                     --------------  -------------     --------------  --------------

Income before income taxes                                    74.9           69.9              274.6           231.2
     Income taxes                                             26.3           25.1               97.7            83.0
                                                     --------------  -------------     --------------  --------------

Net income                                                 $  48.6       $   44.8           $  176.9        $  148.2
                                                     ==============  =============     ==============  ==============
Basic earnings per share                                   $  0.40       $   0.36           $   1.43        $   1.18
Diluted earnings per share                                 $  0.39       $   0.35           $   1.39        $   1.15

Adjusted diluted earnings per share (1)                    $  0.38       $   0.35           $   1.19        $   1.03

(1) Adjusted diluted earnings per share has been calculated by excluding the effects of net gains on securities, the gain related to the sale of PAS in 2001 and the gain from a legal settlement in 2000.

Consolidated revenues

Consolidated revenues for the three and nine months ended September 30, 2001 increased $85.3 million and $230.5 million, respectively, which represents an increase of 25.4% and 22.8%, respectively, over the comparable periods in 2000. Excluding EquiServe Limited Partnership ("EquiServe") from the current year and DST Canada and DST's Portfolio Accounting Services ("PAS") business from the prior year, consolidated revenues for the three and nine months ended September 30, 2001 would have increased $14.9 million or 4.6% and $83.5 million or 8.5%, respectively, over the comparable periods in 2000. U.S. revenues for the three and nine months ended September 30, 2001 were $387.5 million and $1,140.1 million, respectively, an increase of 30.2% and 27.1%, respectively, over the same periods in 2000. International revenues for the three and nine months ended September 30, 2001 were $33.3 million and $103.3 million, respectively, a decrease of 11.9% and 10.8%, respectively, over the same periods in 2000.

Financial Services Segment revenues for the three and nine months ended September 30, 2001 increased $81.9 million and $203.6 million, respectively, or 52.5% and 44.3%, respectively, over the same periods in 2000. Excluding EquiServe from the current year and DST Canada and the PAS business from the prior year, Financial Services revenues for the three and nine months ended September 30, 2001 would have increased $11.5 million or 8.1% and $56.6 million or 13.1%, respectively, over the comparable periods in 2000. U.S. Financial Services Segment revenues for the three and nine months ended September 30, 2001 increased $86.5 million and $217.2 million, respectively, or 68.3% and 58.7%, respectively, over the same periods in 2000, primarily from inclusion of EquiServe and increases in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 75.2 million at September 30, 2001, an increase of 0.5% for the quarter ended September 30, 2001, an increase of 4.3% from the 72.1 million serviced at December 31, 2000 and an increase of 15.5% from the 65.1 million serviced at September 30, 2000.

Output Solutions Segment revenues for the three and nine months ended September 30, 2001 increased $4.3 million and $28.0 million, respectively, or 3.0% and 6.4%, respectively, over the same periods in 2000. Revenue growth resulted from increased volumes from the financial service and video service industries, partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001. Output Solutions Segment images produced for the three and nine months ended September 30, 2001 increased 10.5% and 8.9%, respectively, to 2.1 billion and 6.1 billion, respectively, and items mailed increased 2.9% and 2.6%, respectively, to 464 million and 1,434 million, respectively, compared to the same periods in 2000.

Customer Management Segment revenues for the three and nine months ended September 30, 2001 increased $0.8 million or 1.7% and $3.7 million or 2.5%, respectively, over the same periods in 2000, due to increased processing and software service revenues, partially offset by lower equipment sales.

Investments and Other Segment revenues increased $2.8 million and $5.7 million, respectively, for the three and nine months ended September 30, 2001, an increase of 35.0% and 23.4%, respectively, as compared to the same periods in 2000. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2001 increased $4.3 million and $31.7 million, respectively, or 6.5% and 16.4%, respectively, over the same periods in 2000. U.S. income from operations for the three and nine months ended September 30, 2001 was $63.1 million and $200.3 million, respectively, an increase of 10.3% and 16.6%, respectively, over the same periods in 2000. International income from operations for the three and nine months ended September 30, 2001 was $7.1 million and $25.1 million, respectively, a decrease of 18.4% and an increase of 14.6%, respectively, compared to the same periods in 2000.

Financial Services Segment income from operations for the three and nine months ended September 30, 2001 increased 9.8% or $4.9 million and 22.0% or $28.4 million, respectively, over the comparable prior year periods to $54.7 million and $157.7 million, respectively. This resulted in operating margins of 23.0% and 23.8%, respectively, for the three and nine months ended September 30, 2001, compared to 31.9% and 28.2% for the comparable prior year periods. The decrease in operating margin resulted primarily from the acquisition of EquiServe and the absence of DST Canada and the PAS business in 2001, partially offset by increased U.S.
revenues related to mutual fund shareowner processing. Excluding EquiServe from the current year and DST Canada and the PAS business from the prior year, Financial Services income from operations for the three and nine months ended September 30, 2001 would have increased $4.2 million or 9.5% and $27.5 million or 22.7%, respectively, over the comparable periods in 2000. The increase in operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three and nine months ended September 30, 2001 decreased $0.7 million and increased $0.2 million, respectively, or 5.6% and 0.4%, respectively, over the same periods in 2000. Output Solutions Segment operating margin was 7.9% and 10.9%, respectively, for the three and nine months ended September 30, 2001 compared to 8.6% and 11.6%, respectively, for the same periods in 2000.

Customer Management Segment income from operations totaled $2.4 million for the three months ended September 30, 2001 and 2000. Customer Management Segment income from operations totaled $12.7 million for the nine months ended September 30, 2001, an increase of 28.3% over the comparable prior year period. Operating margins were 4.9% and 8.4% for the three and nine months ended September 30, 2001, respectively, compared to 5.0% and 6.7% for the comparable prior year periods.

Investments and Other Segment income from operations was $1.4 million and $3.8 million for the three and nine months ended September 30, 2001, respectively, as compared to $1.3 million and $3.5 million for the three and nine months ended September 30, 2000, respectively.

Interest expense

Interest expense totaled $1.7 million and $4.8 million, respectively, for the three and nine months ended September 30, 2001, an increase from $1.6 million and $4.5 million recorded in the comparable periods in 2000. Average debt balances were higher in 2001 compared to 2000, while average interest rates were lower in 2001 compared to 2000.

Other income, net

Other income was $5.9 million for the third quarter 2001, compared to $3.4 million for the third quarter 2000. Third quarter 2001 results include $4.3 million primarily related to interest and dividend income and $1.8 million related primarily to net gains on securities. Third quarter 2000 results include $3.3 million primarily related to interest and dividend income and $0.1 million related primarily to net gains on securities.

Other income was $19.5 million for the nine months ended September 30, 2001, compared to $32.2 million for the comparable prior year period. Other income includes $8.6 million for 2001 and $12.2 million for 2000 of net gains on securities and $11.1 million for 2001 and $9.3 million for 2000 primarily related to interest and dividend income. Other income for the 2000 period also includes $10.8 million pretax relating to the settlement of a legal dispute related to a former equity investment.

Gain on sale of PAS

On June 29, 2001, DST sold its PAS business to State Street Corporation ("State Street"). DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses.

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

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $0.5 million and $1.7 million for the three and nine months ended September 30, 2001, respectively, as compared to $2.2 million and $9.8 million for the three and nine months ended September 30, 2000. Decreased earnings were recorded at Boston Financial Data Services ("BFDS") from a decline in brokerage industry transaction revenue and a lack of mutual fund revenue growth. European Financial Data Services ("EFDS") results reflect an increase in accounts serviced to 3.1 million at September 30, 2001, which is 0.4 million or 14.8% above year end 2000 and 0.5 million or 19.2% over September 30, 2000 levels. International Financial Data Services ("IFDS") results include the results of DST Canada, which was contributed to a joint venture in January 2001. The loss reported in Other is primarily the result of losses in exchange-America.

Income taxes

DST's effective tax rate was 35.1% for the quarter and 35.6% for the nine months ended September 30, 2001, compared to 35.9% for both the prior year quarter and nine month period. Excluding the taxes provided on the PAS transaction, the effective tax rate would have been 35.1% for the nine months ended September 30, 2001. The 2001 and 2000 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment revenues for the three and nine months ended September 30, 2001 increased 52.5% and 44.3%, respectively, over the same periods in 2000 to $237.8 million and $662.9 million, respectively. U.S. Financial Services revenue increased 68.3% to $213.1 million and 58.7% to $587.3 million for the three and nine months ended September 30, 2001, respectively. Excluding EquiServe from the current year and the PAS business from the prior year, U.S. revenues for the three and nine months ended September 30, 2001 increased 6.3% and 13.3%, respectively, over the same periods in 2000 to $129.3 million and $413.6 million, respectively. U.S. mutual fund processing revenues for the three and nine months ended September 30, 2001 increased 12.3% and 16.6%, respectively, over the prior year periods as shareowner accounts serviced increased 15.5% from 65.1 million at September 30, 2000 to 75.2 million at September 30, 2001. U.S. Automated Work Distributor ("AWD") product revenues for the three and nine months ended September 30, 2001 decreased 8.1% and increased 33.2%, respectively, over the same periods in the prior year. U.S. AWD workstations licensed were 55,000 at September 30, 2001, an increase of 3.4% from June 30, 2001 and an increase of 14.8% over year end 2000 levels, principally from workstations for Comcast Cable Communications, Inc. and insurance industry clients.

Financial Services Segment revenues from international operations for the three and nine months ended September 30, 2001 decreased 15.7% to $24.7 million and 15.2% to $75.6 million, respectively. The revenue decrease resulted primarily from DST Canada's results of operations no longer being consolidated with the Company's operating results. Excluding DST Canada from the prior year, revenues from international operations for the three and nine months ended September 30, 2001 would have increased $3.8 million or 18.2% and $8.1 million or 12.0%, respectively, over the comparable periods in 2000. The increase is primarily a result of an increase in investment management software license revenues and higher investment management and AWD software maintenance revenues. International AWD workstations licensed were 26,600 at September 30, 2001, an increase of 1.5% from June 30, 2001 and an increase of 5.1% over year end 2000 levels.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2001 increased 79.7% to $160.5 million and 59.3% to $443.7 million, respectively, over the comparable periods in 2000. Personnel costs for the three and nine months ended September 30, 2001, increased 64.1% and 49.9%, respectively, over the comparable prior year periods as a result of the addition of EquiServe and increased staff levels to support revenue growth. Excluding EquiServe from the current year and DST Canada and the PAS business from the prior year, costs and expenses increased 8.0% and 11.2% and personnel costs increased 8.6% and 12.4%, for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000.

Depreciation and amortization
Segment depreciation and amortization increased 34.5% or $5.8 million and 19.4% or $10.0 million for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000. The increase is primarily attributable to EquiServe.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2001 increased 9.8% to $54.7 million and 22.0% to $157.7 million, respectively, over the comparable prior year periods. The Segment's operating margins were 23.0% and 23.8% for the three and nine months ended September 30, 2001, respectively, as compared to 31.9% and 28.2% for the three and nine months ended September 30, 2000, respectively. The decrease in operating margin resulted primarily from the acquisition of EquiServe and the absence of DST Canada and the PAS business, partially offset by increased U.S. revenues. Excluding EquiServe from the current year and DST Canada and the PAS business from the prior year, income from operations for the three and nine months ended September 30, 2001 increased 9.5% and 27.2%, respectively over the comparable periods in 2000.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment revenues for the three and nine months ended September 30, 2001 increased 3.0% to $148.2 million and 6.4% to $468.7 million, respectively, as compared to the same periods in 2000. The growth in Segment revenue was derived primarily from increased volumes from the financial service and video industries, partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2001 increased 3.1% to $126.2 million and 6.8% to $389.0 million, respectively, over the comparable periods in 2000. Personnel costs for the three and nine months ended September 30, 2001, increased 2.6% and 10.8%, respectively, over the comparable prior year periods. Costs and expenses increased primarily due to increased staff levels and purchased material costs to support volume growth and higher Internet-based electronic bill and statement product development and selling costs.

Depreciation and amortization
Segment depreciation and amortization increased 13.2% or $1.2 million and 11.3% or $2.9 million for the three and nine months ended September 30, 2001, respectively, over the comparable periods in 2000 related to additional capital equipment to support volume growth.

Income from operations
The Segment's income from operations for the three and nine months ended September 30, 2001 decreased $0.7 million or 5.6% and increased $0.2 million or 0.4%, respectively, over the same periods in 2000. The Segment's operating margins were 7.9% and 10.9% for the three and nine months ended September 30, 2001, respectively, as compared to 8.6% and 11.6% for the three and nine months ended September 30, 2000, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment revenues for the three and nine months ended September 30, 2001 increased 1.7% to $48.5 million and 2.5% to $151.4 million, respectively, as compared to the three and nine months ended September 30, 2000. Processing and software service revenues increased to $47.4 million and $144.9 million for the three and nine months ended September 30, 2001, respectively, from $43.0 million and $136.3 million for the three and nine months ended September 30, 2000, respectively. Equipment sales decreased to $1.1 million and $6.5 million for the three and nine months ended September 30, 2001, respectively, from $4.7 million and $11.4 million for the three and nine months ended September 30, 2000, respectively. AWD software license revenues were recognized from the previously announced AWD license agreement with Comcast Cable Communications, Inc. Total cable and satellite subscribers serviced were
43.8 million at September 30, 2001, an increase of 0.9% compared to year end 2000 levels, principally from higher U.S. satellite and international cable subscribers serviced.

As previously reported, MediaOne, which was acquired by AT&T, plans to discontinue its processing agreement with DST. Remaining MediaOne subscribers processed at September 30, 2001 were 2.5 million, and DST expects that those subscribers will be removed during the fourth quarter 2001.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2001 increased $0.4 million or 1.0% and decreased $0.2 million or 0.2%, respectively, compared to the same periods in 2000.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 2001 increased 10.3% and 9.2%, respectively, compared to the same periods in 2000. The increase is related primarily to amortization of capitalized software development costs.

Income from operations
Segment income from operations for the three months ended September 30, 2001 of $2.4 million was unchanged compared to third quarter 2000. Segment income from operations for the nine months ended September 30, 2001 increased $2.8 million or 28.3% compared to the prior year period. The Segment's operating margins were 4.9% and 8.4% for the three and nine months ended September 30, 2001, respectively, compared to 5.0% and 6.7% for the three and nine months ended September 30, 2000, respectively.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment revenues totaled $10.8 million and $30.1 million for the three and nine months ended September 30, 2001, respectively, an increase of $2.8 million and $5.7 million, respectively, as compared to prior year periods. The increase is primarily attributable to increased real estate activity.

Costs and expenses
Investments and Other Segment costs and expenses increased $1.8 million and $3.9 million for the three and nine months ended September 30, 2001, respectively, as compared to the three and nine months ended September 30, 2000, respectively, primarily as a result of additional real estate activities.

Depreciation and amortization
Depreciation and amortization increased $0.9 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000, as a result of increased depreciation related to additional real estate activities.

Income from operations
The Segment's income from operations totaled $1.4 million and $3.8 million for the three and nine months ended September 30, 2001, respectively, as compared to $1.3 million and $3.5 million for the three and nine months ended September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $250.8 million for the nine months ended September 30, 2001. Operating cash flows for the nine months ended September 30, 2001 were primarily impacted by net income of $176.9 million, depreciation and amortization of $110.4 million and net realized gain from sale of investments and PAS of $41.2 million.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Cash flows used in investing activities totaled $164.6 million for the nine months ended September 30, 2001. The Company expended $138.5 million during the nine months ended September 30, 2001 for capital additions. Investments and advances to unconsolidated affiliates totaled $59.2 million. During the nine months ended September 30, 2001, the Company received $56.5 million from the sale of investments in available-for-sale securities.

Cash flows used in financing activities totaled $80.5 million for the nine months ended September 30, 2001. The Company received proceeds from the issuance of common stock of $22.1 million for the nine months ended September 30, 2001. The Company maintains $170 million in bank lines of credit for working capital requirements and general corporate purposes which mature in May 2002. The Company also maintains a $125 million revolving credit facility with a syndicate of U.S. and international banks which is available through December 2001. Net borrowings under these facilities totaled $128.5 million for the nine months ended September 30, 2001, bringing total net borrowings under these facilities to $178.5 million at September 30, 2001.

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by BFDS, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 23.7 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase, and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The remaining three minimum installments, which total approximately $128.2 million (discounted to $117.8 million for accounting purposes) are payable annually in varying amounts beginning February 28, 2002. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $176.3 million for accounting purposes) will be allocated to the net assets acquired based upon their fair values upon completion of an independent valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard ("SFAS") No. 142.

Assuming the acquisition had occurred January 1, 2000, consolidated revenues would have been $1,326.1 million for the nine months ended September 30, 2001 and $1,671.5 million for the year ended December 31, 2000. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was contributed to a joint venture in January 2001, and is now owned 50% by DST and 50% by State Street. DST contributed its shares of DST Canada to the new joint venture while State Street contributed $43.5 million. The Company has accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis.
On a proforma basis, the contribution of DST Canada to the joint venture has not had a material impact on DST's net income or earnings per share in 2001.

During the third quarter and nine months ended September 30, 2001, the Company purchased 3,230,029 and 5,903,029 shares, respectively, of its common stock under previously announced share repurchase programs for $115.4 million and $209.2 million, respectively. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of September 30, 2001, DST has purchased 12,563,029 shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the nine months ended September 30, 2001, the Company purchased 2,691,500 shares under these agreements for $89.4 million. As of September 30, 2001, the cost to settle the remaining agreement would be approximately $24.1 million for approximately 0.6 million shares of common stock. The remaining agreement which expires in September 2002, allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities.

OTHER

Comprehensive income. The Company's comprehensive income totaled $1.6 million and a loss of $86.6 million for the three and nine months ended September 30, 2001, respectively, as compared to income of $133.7 million and $253.3 million, respectively, for the three and nine months ended September 30, 2000. Comprehensive income consists of net income of $48.6 million and $176.9 million, respectively, and other comprehensive loss of $47.0 million and $263.5 million for the three and nine months ended September 30, 2001, respectively, and net income of $44.8 million and $148.2 million, respectively, and other comprehensive income of $88.9 million and $105.1 million, respectively, for the three and nine months ended September 30, 2000. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase accounting method, and is effective beginning July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). Upon the adoption of SFAS No. 142, goodwill amortization will be discontinued and impairment testing will begin. The Company does not expect the impact of SFAS No. 142 to be material in relation to the consolidated financial statements. Management estimates that the adoption of SFAS No. 142 will result in decreased amortization of approximately $12 million to $14 million in 2002.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of September 30, 2001 was approximately $998.7 million. The impact of a 10% change in fair value of these investments would be approximately $64.3 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
At September 30, 2001, the Company had $333.1 million of debt, of which $181.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk
The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar and Australian dollar. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.

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

PART II.  OTHER INFORMATION
---------------------------

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

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                           September 30,    December 31,
                                                                              2001              2000
                                                                         ---------------   ---------------
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts                                                        48.8              48.3
    IRA mutual fund accounts                                                       19.4              17.9
    TRAC-2000 mutual fund accounts                                                  7.0               5.9
                                                                         ---------------   ---------------
                                                                                   75.2              72.1
                                                                         ===============   ===============

  International
    United Kingdom (1)                                                              3.1               2.7
    Canada (2)                                                                      1.2               1.5

Corporate shareowner accounts (3)                                                  23.7

TRAC-2000 participants (millions)                                                   2.4               1.9
Automated Work Distributor workstations (thousands)                                81.6              73.2

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                             34.1              33.8
  International                                                                     9.7               9.6



                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                              2001              2000
                                                                         ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                        6,086             5,453
Items mailed (millions)                                                           1,434             1,381

(1)  Processed by EFDS, an unconsolidated affiliate of the Company.
(2) Processed by IFDS, a former wholly owned subsidiary which became an unconsolidated affiliate of the Company in January 2001.
(3) Processed by EquiServe. The Company acquired a 75% interest in EquiServe on March 30, 2001 and the remaining 25% interest on July 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.10 The Company's Officers Incentive Plan as amended and restated as of September 25, 2001, is attached hereto as Exhibit 10.10.

     10.13 The Company's Directors' Deferred Fee Plan as amended and restated as of August 20, 2001, is attached hereto as Exhibit 10.13.

     10.26 The Company's 1995 Stock Option and Performance Award Plan as amended and restated as of September 25, 2001, is attached hereto as Exhibit 10.26.

(b)  Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated July 25, 2001, reporting the announcement of financial results for the quarter and six months ended June 30, 2001.


SIGNATURE
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 14, 2001.

DST Systems, Inc.

/s/ Kenneth V. Hager
---------------------------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)