Form 10-K
period 2001-12-31
DST SYSTEMS INC
filed 2002-03-20
CIK 714603

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-14036

DST Systems, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	43-1581814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)
333 West 11th Street, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (816) 435-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 Per Share Par Value	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of
January 31, 2002:
Common Stock, $0.01 par value—$5,264,413,715

Number of shares outstanding of the Registrant's common stock as of January 31, 2002:
Common Stock, $0.01 par value—120,522,292

Documents incorporated by reference:

Portions of the following documents are incorporated herein by reference as indicated:

Document	Part of Form 10-K into Which Incorporated
Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2001	Part III

DST Systems, Inc.
2001 Form 10-K Annual Report

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K/A dated March 19, 2002, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 19, 2002 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

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

EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 27.2 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments, scheduled for February 28, 2002, are estimated to be approximately $55.8 million. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.3 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard ("SFAS") No. 142.

Assuming the acquisitions had occurred January 1, 2000, the Company's consolidated revenues would have been $1,742.7 million and $1,671.5 million for the years ended December 31, 2001 and 2000, respectively. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

New Mutual Fund Clients

The Company has preliminary commitments from three new clients to convert approximately 8.8 million mutual fund shareowner accounts to TA2000, of which 1.8 million are scheduled to convert in the first quarter 2002, 0.5 million are scheduled to convert in the third quarter 2002 and 6.5 million are scheduled to convert in the first quarter 2003.

New Products

DST launched two new products in January 2002: TA2000 Subaccounting and Managed Account Platform ("MAP"). TA2000 Subaccounting is offered on a remote basis to broker/dealers who perform shareowner accounting and record keeping for mutual fund accounts that have been sold by the firm's registered representatives. MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for "Managed Accounts." Managed Accounts are generally individual investment accounts offered by financial consultants who provide advisory services and managed by independent money managers using an asset based fee structure.

Portfolio Accounting Systems ("PAS")

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

International Financial Data Services, Canada ("IFDS Canada")

DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was contributed to a joint venture, IFDS Canada, in January 2001, and is now owned 50% by DST and 50% by State Street. DST contributed its shares of DST Canada to the new joint venture while State Street contributed $43.5 million in cash. The Company accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction.

Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the contribution of DST Canada to the joint venture did not have a material impact on DST's net income or earnings per share in 2001.

EITF Topic No. D-103

Effective January 1, 2002, the Company adopted, as required, EITF Topic No. D-103, "Income Statement Characterization of Reimbursements received for "Out-of-Pocket" Expenses Incurred." Prior to the issuance of EITF Topic No. D-103, the Company netted the Out-of-Pocket reimbursements from customers with the applicable Out-of-Pocket expenditures. The Company's significant Out-of-Pocket expenses at the consolidated level include postage and telecommunication expenditures and at the Segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. Under EITF Topic No. D-103, the Company will record the reimbursements received for Out-of-Pocket expenses incurred as revenue on an accrual basis. The Company estimates that annual consolidated revenues and consolidated costs and expenses will increase approximately $800 million to $1 billion as a result of adopting the EITF. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF Topic No. D-103 will not impact income from operations or net income. The EITF requires that comparative financial statements for prior periods be reclassified to comply with the new guidance, unless it is impracticable to reclassify prior-period financial statements. The Company is considering its ability to reclassify prior-period financial statements as required by EITF Topic No. D-103. The Company believes that the implementation of this revised accounting treatment will negatively affect the reporting of operating margins of its business segments.

NARRATIVE DESCRIPTION OF BUSINESS

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

Financial Services

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered in the U.S. and selected international markets; a defined-contribution participant recordkeeping system for the U.S. market; securities transfer and related systems offered to corporations, trustees and transfer agents; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; and a workflow management and customer contact system offered primarily to mutual funds, insurance companies, health care providers, brokerage firms and banks.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

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

Investments and Other

The Investments and Other Segment holds investments in certain equity securities and financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $1.3 billion at December 31, 2001, including approximately 12.8 million shares of State Street with a market value of $668 million and 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $423 million. Additionally, the Company owns and operates real estate mostly in the U.S., which is held primarily for lease to the Company's other business segments.

Industry Revenue

The Company's sources of revenue by major industries served are presented below. The industries listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2001		2000		1999
	(dollars in millions)
U. S. revenues
Mutual fund / investment management	$640.7	38.6%	$581.6	42.7%	$503.6	41.0%
Corporate securities processing	257.7	15.5%	10.8	0.8%	15.1	1.2%
Other financial services	126.2	7.6%	126.1	9.3%	115.2	9.4%
Video/broadband/satellite TV	204.6	12.3%	188.4	13.8%	190.9	15.6%
Telecommunications and utilities	166.8	10.0%	162.9	12.0%	150.6	12.3%
Other	128.4	7.8%	139.3	10.2%	85.7	7.0%

Total U.S. revenues	1,524.4	91.8%	1,209.1	88.8%	1,061.1	86.5%

International revenues
Mutual fund / investment management	81.1	4.9%	98.8	7.3%	109.2	8.9%
Other financial services	21.7	1.3%	24.3	1.8%	25.0	1.9%
Video/broadband/satellite TV	17.1	1.0%	19.6	1.4%	19.6	1.6%
Telecommunications and utilities	4.2	0.3%	1.5	0.1%	5.7	0.5%
Other	11.5	0.7%	8.8	0.6%	6.9	0.6%

Total international revenues	135.6	8.2%	153.0	11.2%	166.4	13.5%

Total revenues	$1,660.0	100.0%	$1,362.1	100.0%	$1,227.5	100.0%

FINANCIAL SERVICES SEGMENT

The Financial Services Segment attributes its growth to the expansion of the mutual fund industry, the acquisition of EquiServe and to the Segment's business strategy. The primary components of the Segment's ongoing business strategy are: (i) enhancement of its technology base and development of new services and products to strengthen its position as the leading provider of information processing services to the U.S. mutual fund market; (ii) expansion into markets where it can provide similar information processing and computer software services and products; and (iii) formation of strategic alliances and joint ventures with or acquisitions of established companies operating in target markets, both in the U.S. and internationally.

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

	Year Ended December 31,
	2001	2000	1999
Financial Services Operating Data
Revenues (in millions)
U.S.	$803.8	$503.1	$427.0
International	99.9	117.9	127.9

	$903.7	$621.0	$554.9

Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	48.3	48.3	39.0
IRA mutual fund accounts	19.9	17.9	14.0
TRAC mutual fund accounts	7.4	5.9	3.4

	75.6	72.1	56.4

International
United Kingdom (1)	3.1	2.7	2.0
Canada (2)	1.5	1.1	2.4
Security transfer accounts processed (millions)	27.8	2.8	3.4
TRAC participants (millions)	2.5	1.9	1.3
Automated Work Distributor workstations (thousands)	85.5	73.2	57.7

(1)
Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)
Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

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

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2001, the Company provided shareowner accounting processing services for approximately 75.6 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 functions described above. In addition, Full service clients may elect to have the Company invest end of day available client bank balances into credit-quality money market funds. "Remote" service processing is designed to allow clients to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company's telecommunications network. "Shared" service processing allows client personnel to handle telephone inquiries while the Company's or an affiliate's personnel retain transaction processing functions. This service is facilitated by the implementation of Automated Work Distributor ("AWD"), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

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

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports Individual Retirement Accounts ("IRAs") including Roth and Educational IRAs (referred to as "Coverdell Educational Savings Accounts") and Section 529 Savings Plans.

The Company's TRAC system provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC is integrated with TA2000, which eliminates reconciliation problems that occur when different systems are used for participant recordkeeping and mutual fund shareowner accounting. TRAC is offered on a full-service and remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because (i) that market is relatively new and experiencing significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are increasingly popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2001, TA2000 serviced 19.9 million IRA accounts invested in mutual funds, which included 4.6 million Roth and Educational IRA accounts. In addition, TRAC provided recordkeeping for 2.5 million retirement plan participants with 7.4 million related TA2000 mutual fund accounts at December 31, 2001. TA2000 also supported the processing of 0.7 million Section 529 plan accounts at December 31, 2001.

TA2000 Subaccounting

DST launched the TA2000 Subaccounting system in January 2002. TA2000 Subaccounting is offered on a remote basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the firm's registered representatives. The Subaccounting platform, which is an enhancement of TA2000, is designed to meet the complex reconciliation and system interfaces required by broker/dealers who require this capability. Revenues are based generally on a per account and number of funds basis.

Products Supporting Mutual Fund Distribution and Marketing

The Company has developed products to meet the changing service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company processes over 40% of the mutual fund industry's volume on Fund/Serv and Networking, two systems developed by the Depositary Trust and Clearing Corporation for broker distributed mutual funds. The Company has also developed Financial Access Network ("FAN"), the technological infrastructure that facilitates emerging channels of mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client's Web site to TA2000, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client's own Web application directly into TA2000, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (v) Vision, which enables broker/dealers and financial advisors to view their clients' mutual fund and variable annuity positions, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions processed.

Boston Financial Data Services, Inc. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to over 114 U.S. mutual fund companies. BFDS also offers remittance and proxy processing, class action administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC system. BFDS is the Financial Services Segment's largest customer, accounting for approximately 10.4% of the segment's revenues in 2001.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K. offers full and remote service processing for unit trusts and related products serving 3.1 million unitholder accounts at December 31, 2001. It is the largest third party provider of such services in the United Kingdom. IFDS U.K. has developed FAST, a unit trust record keeping system and has converted all accounts serviced by it to FAST as of December 31, 2001.

IFDS U.K. derives revenues from its shareowner accounting services through fees charged for use of its proprietary software systems, clerical processing services and other related products. These fees are generally charged on a per account number of unit trust basis and transaction basis. IFDS U.K.'s policy is not to license FAST.

International Financial Data Services, Canada ("IFDS Canada")

IFDS Canada provides remote mutual fund shareowner processing in Canada and licenses its mutual fund shareowner system to mutual fund companies in related markets outside Canada. Revenues are derived from providing remote mutual fund shareowner processing services and time and material fees for client-specific enhancements and support to the remote processing system, and to a lesser degree, from licensing its mutual fund shareowner system to mutual fund companies. IFDS Canada provides full-service processing to the Canadian mutual fund industry using the iFAST mutual fund system and full-service processing for U.S. offshore mutual funds using TA2000. IFDS Canada also has installed its mutual fund system in Germany, Japan, Saudi Arabia and Switzerland. Canadian mutual fund shareowner accounts serviced decreased to 1.1 million at the end of 2000 primarily from the loss of a client associated with an acquisition. IFDS Canada also services approximately five million accounts under software licensing or facility management, using the iFAST system.

International Financial Data Services, Luxembourg ("IFDS Luxembourg")

IFDS Luxembourg was formed in 2001 to provide mutual fund systems and services to the Luxembourg and continental European market. Utilizing the iFAST system, IFDS Luxembourg serviced approximately 0.1 million accounts at December 31, 2001. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Corporate Securities Processing

The Company significantly expanded its position in the securities transfer industry through its acquisition of EquiServe in 2001. EquiServe is one of the nation's largest corporate shareholder service providers, maintaining and servicing the records of approximately 27.2 million registered shareholder accounts for more than 1,400 publicly traded companies. EquiServe clients include 17 of the 30 companies in the Dow Jones Industrial Average and 151 of the companies in the Fortune 500.

Registered Ownership Accounting and Recordkeeping

EquiServe delivers a wide range of corporate shareholder service solutions, acting as a company's agent to transfer a shareholder's stock, disburse and reinvest dividends, mail and tabulate proxies, distribute annual reports and provide merger and acquisition services.

EquiServe provides corporations full-service processing, which includes all accounting and data processing support for transfer agent activities related to registered ownership. Registered ownership occurs when the beneficial owner of the security is registered on the books and records of the corporation. When investors purchase stock through a broker, the investor may specifically direct the broker to register the shares purchased directly with the corporation. Registered owners receive all corporate communications, dividends, annual reports and proxy material directly from the corporation. Registered ownership comes in two forms: physical certificates or book-entry shares.

EquiServe provides custom services for corporate actions (mergers, acquisitions, stock splits, tender offers, odd-lots, etc.), initial public offerings and demutualization transactions.

EquiServe derives revenues from its securities processing services through fees for use of the Company's proprietary software systems, clerical processing services and other related products. These fees are generally charged on a per account, number of CUSIPs and number of transactions basis for accounting services. EquiServe also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

Employee Plan Administration

EquiServe services more than 350 employee stock purchase and stock option plans with over two million employee accounts. EquiServe provides a complete range of employee stock option services, from full service administration of employee stock option plans to remote support of companies who do their own recordkeeping services. EquiServe has developed a proprietary employee stock purchase plan system that tracks and reports disqualifying dispositions, utilizes an automated enrollment system and has the ability to provide multilingual printing and multi-currency disbursements to support internationally-based employee participants.

Revenues from these services are based generally on the number of employee accounts in the employee plans, the number of transactions processed and the number of employee plan accounts maintained.

Investment Plan Administration

EquiServe's Investment Plan Administration services encompass all types of investment plans, including direct stock purchase plans ("DSPPs") and traditional dividend reinvestment plans. EquiServe is the market leader in investment plan servicing, with more than 6.9 million plan participants for 105 direct stock purchase plan clients and 396 dividend reinvestment plans.

DSPPs (also called open enrollment plans) offer interested investors who are not current shareholders the opportunity to purchase shares directly in a company without going through a broker.

Revenues from these services are based generally on the number of transactions and the number of investment plan accounts maintained.

Fairway

DST is developing a new securities transfer system called Fairway, which is designed to meet the changing processing and regulatory and processing requirements of the corporate stock transfer industry. DST completed the initial phase of Fairway in 2001 and began converting clients to Fairway during the latter part of 2001. The Fairway conversion schedule is aligned with the completion schedule of the final phase of Fairway, which provides the functionality for the more complex corporate issuers. The implementation of Fairway and other DST proprietary software, such as AWD, will continue to provide EquiServe with the most technologically advanced software in the securities transfer industry. DST also plans to offer Fairway and AWD to other transfer agents on a remote processing basis.

Revenues for remote processing are generally charged on a per account and per CUSIP basis for system processing services. It is the Company's policy not to license Fairway.

Investment Management Products

DST International Limited, a United Kingdom company, ("DST International"), provides investment management and portfolio accounting software (primarily on a license basis) and services to over 500 clients in 40 countries worldwide, serviced by offices in the United Kingdom, U.S., Australia, New Zealand, Hong Kong, Singapore, Philippines, Thailand, Japan and South Africa. DST International offers a wide range of products and services, both in the U.S. and internationally, which used together form a complete integrated solution for the investment management community.

DST International offers a wide range of products both in the U.S. and internationally which used together form a complete integrated solution for the investment management community.

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

HiWealth is a front office solution enabling private wealth managers to manage their clients. In addition to the same attributes as HiInvest, HiWealth includes integrated Customer Relationship Management ("CRM") and full use of the Company's work management software (AWD).

HiNet is a rules-based transaction processing solution aimed at medium to large investment management companies that has a high capacity, retail-focused variant for online Internet trading and portfolio accounting using state-of-the-art technology.

HiMessaging, designed to address the lack of an internationally agreed directive on messaging, offers a flexible and scalable solution for messaging for securities transactions. HiMessaging complies with all current messaging protocols and is fully adaptable for future demands.

HiReporting offers fund managers the opportunity to produce comprehensive reports according to their clients' individual needs. Various delivery mechanisms may be employed, such as Web, fax, CD-ROM and hard copy and the reports may include pictures, logos and graphs.

HiPerformance provides performance analysis for asset managers. The system is scalable to support both institutional and private client fund managers.

HiTrust is a Web-based, multi-currency and multi-lingual solution for mutual fund and unit trust processing. It has been developed for the specific needs of the Far Eastern and Australasian markets.

The Company derives revenues from the above products and services, from license fees, fees for customized installation and programming services and annual maintenance fees.

In addition, DST International also supports its long-established Impart/Uptix and Paladign investment accounting systems. DST International also distributes and supports AWD outside North America.

Automated Workflow Management

Automated Work Distributor ("AWD") is designed to help companies improve operating efficiency and customer satisfaction. The AWD system captures all customer interactions including mail, telephone calls, Internet, e-mail, faxes, etc., at the point of contact, prioritizes and assigns the work to the appropriate resource and tracks the contact through completion. By enforcing standard business processes independent of the origin of a request, AWD allows seamless delivery of consistent service across all channels, resulting in improved customer satisfaction. AWD also enables customers with multiple service centers to seamlessly move work between locations, removing geography as a barrier to productivity gains. AWD's automation components allow customers to remove associates from tasks in which human interaction is not required, resulting in often-dramatic productivity improvements. The AWD product suite also includes imaging and document management, a contact center desktop, proactive call scripting, intelligent character recognition, digitized voice processing and full support for e-mail and Web-based customer service.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD utilizes a client server architecture that enables it to operate on Sun Solaris, Microsoft Windows, or IBM iSeries servers utilizing Windows and browser-based desktops. AWD's application-centric architecture allows customers to implement the solution quickly, resulting in a rapid return on investment. The Company's integration toolkits and open product architecture allow AWD to easily interface with customers' existing mainframe or other application systems. AWD's customers include mutual fund and other investment management firms, insurance companies, brokerage firms, banks, healthcare companies and cable TV operators located in the U.S., Canada, United Kingdom, Europe, Australia, South Africa and Asia-Pacific. In addition, Computer Sciences Corporation Financial Services Group distributes the Company's AWD product to life and property and casualty insurance companies worldwide.

The Company has developed modular components enabling AWD to support various channels for customer interaction. These products include EnCorr, which automates the creation of print correspondence; PowerStore, which gives AWD users optical media access; AWD/RIP, which imports work into AWD from other computer systems and external networks; AWD/ST, which streamlines transaction processing with straight-through processing technology; AWD/NetServer, which extends AWD functionality to intranet and Internet environments; and AWD/eMail, which supports communications with e-mail-based users. In addition, AWD/Voice integrates call record/playback and computer-telephony integration technology into the AWD system. AWD/Contact is used by customer service representatives in a workflow-enabled call center environment.

AWD can be installed at the customer's site or the customer can access AWD at DST's AWD Data Center using the Company's telecommunications network.

The Company derives AWD revenues from multi-year bundled service and usage agreements based on the number of users accessing the software and fixed fee perpetual license agreements that may include provisions for additional license payments in the event the number of users increases. The Company also derives AWD revenues from fees for implementation services, custom programming and annual software maintenance.

Managed Account Platform

DST launched MAP in January 2002. MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for "Managed Accounts." Although they can take on different forms, Managed Accounts are generally individual investment accounts offered by financial consultants who provide advisory services and managed by independent money managers using an asset-based fee structure. Managed accounts can be individually profiled for risk, goals and preferences, are managed for tax efficiency and can be diversified among several types of investment instruments including stocks, bonds and mutual funds.

MAP is a fully integrated product that utilizes AWD and HiInvest. MAP increases automation and data flow between the plan sponsor, who distributes the product, and the investment manager, who is responsible for managing the account portfolio. MAP links the plan sponsor and investment manager through the use of AWD. The HiInvest component completes the loop with its trading, reporting, performance management and reconciliation functions. The open design of MAP will allow it to be integrated with other DST proprietary products and is enhanced to facilitate the distribution of other securities by financial consultants and money managers.

Revenues for MAP are derived from recurring revenue based on the number of accounts.

Winchester Information Processing Services

Winchester Information Processing Services primarily supports the computing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment with two data centers in Kansas City, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester has seven mainframe computers with a combined processing capacity of more than 10,100 million instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 46 trillion bytes. Winchester also contains more than 300 servers supporting NT, UNIX and AS/400 small and midrange computing environments. These servers are used to support DST's products and processing for certain of the Company's affiliates. The physical facility is designed to withstand tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM AS/400 computers and optical storage systems, which support more than 12,000 AWD Image users. AWD users include DST's Full-Service area as well as several of the Company's remote AWD customers and other financial services companies. The AWD Data Center also houses over 350 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries. The Company derives revenues from its AWD data center based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

Both data centers are staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company's clients. The networks, which serve more than 120,000 computer users, have redundant pathing and software, which provides for automatic rerouting of data transmission in the event of carrier circuit failure.

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

The Company provides data processing, telecommunications and output solutions services to Argus and Argus operates IPNS at Winchester and the AWD Data Center. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations and other pharmacy benefit managers.

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

Customer Concentration

The Financial Services Segment's five largest customers accounted for 26.5% of segment revenues in 2001, including 10.4% from its largest customer.

Marketing / Distribution

In the U.S., Canada and select international markets, the Financial Services Segment identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The Segment's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Segment's sales efforts are closely coordinated with its joint venture and strategic alliance partners.

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

The Company's corporate securities processing services and products are marketed to corporate secretaries and investor relation personnel of publicly trade companies, management firms and distributors of closed end mutual funds and mutual insurance companies considering demutualization transactions. The Company maintains a sales and marketing staff, including client services and technical support teams to target these markets.

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

The Company's shareowner accounting systems compete not only with third-party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms' customers that purchase or sell shares of mutual funds of the Company's clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are PFPC, Inc. and SunGard Data Systems, Inc.

The Company's corporate securities services and products compete with other third party providers and companies who perform their services in-house with licensed or internally developed systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit in pricing their services. The Company believes its most significant competitors for corporate securities processing services are Mellon Bank, Bank of New York, Computer Share, Inc., American Stock Transfer and SunGard Data Systems, Inc.

The Company has significant competition with its investment management systems. Principal competitors are bundled service providers, third-party software service providers and those companies that license their products. Competitive factors are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for investment management systems are SunGard Data Systems, Inc., State Street Corporation (including Princeton Financial Systems, Inc.), Misys plc, SS&C Technologies, Inc., Advent Software, Inc. and Datastream Systems, Inc.

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

OUTPUT SOLUTIONS SEGMENT

The Output Solutions Segment is an industry-leading provider of integrated print and electronic communications solutions that enable leading businesses to create lasting, profitable one-to-one relationships with their customers. The customized bill and statement processing services and electronic bill payment and presentment solutions offered establish this group as a preferred service supplier to the financial services industry, the telecommunications industry, as well as other industries which value customer communications and require high quality, accurate and timely bill and statement processing. The Company also offers a variety of complementary professional services, including consulting, application development, fulfillment and client training, as well as statement design and formatting services that allow clients to enrich their customer relationships through the use of statements as personalized communication and marketing tools.

The Company is among the largest first class mailers in the U.S., mailing 1.9 billion items in 2001. Sources of revenue by major industry served are listed below.

	Year Ended December 31,
	2001	2000	1999
Output Solutions Operating Data
Revenues (in millions)
U.S. revenues
Mutual fund/investment management	$153.2	$134.7	$129.2
Corporate securities processing	8.4	5.9	9.4
Other financial services	97.5	95.7	79.2
Video/broadband/satellite TV	73.6	68.3	60.1
Telecommunications and utilities	165.7	161.5	148.4
Other	98.1	110.9	71.3

	596.5	577.0	497.6

International revenues
Mutual fund/investment management	0.8	1.3	1.2
Other financial services	3.0	4.7	5.5
Telecommunications and utilities	0.8	1.3	1.4
Other	10.6	7.9	6.5

	15.2	15.2	14.6

	$611.7	$592.2	$512.2

Images produced (billions)	8.2	7.4	6.3
Items mailed (billions)	1.9	1.9	1.7

Statement and Billing Services

Statement and billing services and solutions are provided in fully integrated and automated production environments that rapidly and cost-effectively transform electronic data into informative, accurate and customized statements. The Company's highly automated production environment allows clients to maximize postal savings while minimizing delivery time.

For the financial services industry, the Company performs electronic printing, variable and selective insertion, presorted mailing and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. The Company offers its clients the capability for personalizing their customer communications.

The Company provides both print and electronic bill and statement processing and presentment solutions to the video/broadband/satellite TV, telecommunications, utilities, transportation, rapid delivery, credit card and other service industries.

Addressing the needs of multi-service providers, the Company also offers consolidated statements which combine data from multiple services and funds into a single integrated statement, which can offer clients significant savings both in paper and mailing costs and can also be a marketing tool for companies seeking to establish brand name recognition and sell combined services. The Company's highly evolved electronic solutions offer even more savings to those clients who are promoting greater use of Internet based bills and statements with their customers.

The Company derives revenues from its bill and statement processing services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Direct Access, the Company's proprietary Web-based program, enables the Company's billing customers to have near real-time monitoring and reporting functions. Using standard Internet browsers and entry through secured access to the Company's extranet, customers can monitor their job information from the moment of completed data stream transmission to the moment the data leaves the Company's facilities, thus providing the power to view every step of the process remotely. This capability is being made available to all customers and will serve as the future portal through which clients will access from their desktops the job management tools and campaign development being made available.

The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for the Company's electronic statement presentment and payment products and services. The Company believes that as electronic statements and payment solutions become more accepted, communications service providers, utilities, financial services as well as many other companies with high volume regular communications with their customers will require electronic statement and bill presentment solutions. The e.bill.anywhere product is designed for electronic bill presentment and payment; Informa is intended for online electronic presentment of mutual fund and brokerage statements, confirmations and tax documents; and e-Proxy is designed for online electronic balloting.

Key marketing alliances have been established with industry leading companies to extend the reach and value of the company's electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is in the unique position of being a one-stop, full-service supplier of fully integrated print and electronic customer communications that enable its clients to build lasting and profitable one-to-one relationships with their customers.

The Company offers a full range of technical support for its clients. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer's software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Revenues from electronic statement and payment solutions are generated from initial implementation fees and recurring revenue based on the number of statements viewed or transactions processed. These revenues are influenced by both new account acquisitions and customer adoption rates.

Communications Management

Rapid Confirm

For the brokerage industry, the Company offers Rapid Confirm, one of the fastest ways to deliver trade confirmations. Utilizing a large domestic distributive print network, Rapid Confirm provides speed of delivery through the United States Postal Service. The Company also offers electronic delivery of trade confirmations over the Internet. With distributive print-mail sites strategically located throughout the U.S., 90% of the Segment's mail is delivered in two days or less at discounted presort rates. Confirmations may be consolidated, householded and may be printed with highlight color for greater visual impact.

Rapid Enroller

The Company's Rapid Enroller allows defined contribution plan providers to offer fast, fully personalized documentation to plan participants. Utilizing state-of-the-art print-on-demand technology, Rapid Enroller enables customized packaging based on client and recipient information.

Rapid Fulfillment

The Company offers sophisticated, real-time print-on-demand fulfillment through its Rapid Fulfillment product. As a substitute for offset printing and warehousing of documents, Rapid Fulfillment reduces the costs of fulfillment and ensures that the clients' customers receive the most current version of the fulfillment material.

eLLITE

For mutual funds and brokerage firms, the Company offers eLLITE, an Internet-based channel for the distribution of fund marketing and compliance documents. eLLITE allows customers to locate and download information from hundreds of reports in just a few keystrokes.

Design and Other Products and Services

Creative Design Services

The Company offers statement-based marketing and creative design services that allow clients to transform customer statements into communication tools. The statement is a key form of regular communication between a service provider and its customers. The Company gives clients the opportunity through statement-based marketing and creative design services to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market services to their customers.

Campaign Management

The Company offers a robust suite of solutions that allows clients to segment their customer databases for the purpose of directing targeted campaign materials at selected audiences. These solutions facilitate customer acquisition and retention, product cross selling and brand awareness building among the many marketing applications offered by the Company.

Archival and Retrieval Solutions

The need for archival and customer service retrieval of statements is addressed by the Segment's viewing and storage solutions which enable customer service representatives to view a statement image in virtually any format, from CD-ROM, to electronic data transmission, or over the Internet. Representatives are able to answer customer service calls quickly and improve first-call resolution rates. The Company also offers sophisticated computer output microfilm capabilities for long-term archival.

Production Facilities

The Company's primary production facilities are in the Sacramento, Kansas City, Hartford, Boston, Chicago, Denver, New York, St. Louis and Toronto metropolitan areas. These facilities use roll form and sheet fed production processes and can perform variable and selective insertion and pre-sorted mailing.

The Company has patented processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data, (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission and (iv) enables postal processing, sorting and discounting to be performed on-line.

Full real-time automation enables the Company to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities.

Customer Concentration

The Output Solutions Segment's five largest customers accounted for 24.5% of segment revenues in 2001, including 9.9% from its largest client.

Customer Diversification

The Output Solutions Segment enjoys a broad diversified base of industry leading customers throughout North America. It is well known throughout the financial services market, the telecommunications and broadband segments as well as enjoying strong positions in transportation, package delivery, utilities, insurance and other sectors where frequent communications through statements, invoices or bills to large customer bases are the norm.

Marketing / Distribution

The Company believes its integrated print and electronic bill and statement processing services offer increased revenue opportunities both within its existing diverse client base as well as in new markets. The Company maintains a field operations sales staff, including client services and technical support teams and significant design resources, to target these market segments. Key marketing alliances have been established with industry leading companies to extend the reach and value of the Company's integrated print and electronic solutions.

Competition

The key competitive factors in the Output Solutions Segment are the ability to offer integrated print and electronic solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the quality of customer support, the ability to handle large volumes efficiently and price. The most significant competitors for print or electronic delivery solutions services are in-house service providers, local companies in the cities where the Company's printing operations are located and national competitors such as Moore Corporation Ltd., Bowne and Co. Inc., Automated Data Processing, Inc., PFPC, Inc., CSG Systems International, Inc., Derivion Corporation, Electronic Data Systems, Inc., IBM and Princeton eCom.

Intellectual Property

The Company holds various U.S. patents covering various aspects of its statement processing services. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they are not critical to the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes.

CUSTOMER MANAGEMENT SEGMENT

The Company's Customer Management Segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite ("DBS"), wire-line and Internet Protocol ("IP") telephony, Internet and utility markets. The Segment serves more than 40 million broadband customers and more than five million utility customers worldwide. The Company's products are currently used by the largest DBS provider in the U.S., as well as by seven of the top 10 U.S. video/broadband companies.

The Segment's revenues are primarily based on the number of subscribers, the end-users of the services offered by its clients, the number of bills mailed and/or the number of images produced. These agreements are typically subject to periodic renewals and inflation-based fee adjustments. Certain of the Company's customers license the customer management software under term license agreements.

	Year Ended December 31,
	2001	2000	1999
Customer Management Operating Data
Revenues (in millions)
U.S.	$178.3	$175.2	$179.1
International	20.5	19.8	23.9

	$198.8	$195.0	$203.0

Video/broadband/satellite TV subscribers processed (millions)
U.S.	32.7	33.8	31.9
International	8.2	9.6	7.2

The Segment offers a comprehensive customer management and billing solution by providing core customer care products that are supplemented with the products and services offered from the Company's other operating segments.

Systems and Services

Customer Care and Billing

The Company's comprehensive solution includes a flexible and open platform on which to base a complete back-office and customer support system. The Company provides four platforms, each designed for specific markets: DDP/SQL and Intelecable serve the video/broadband market worldwide; Subscriber Transaction Management System ("STMS) serves the DBS industry; and Affinity serves the global utility market.

DDP/SQL has supported the U.S. video/broadband market for more than 20 years and currently runs in nearly 400 locations supporting more than 21 million cable subscribers.

Intelecable is a convergent billing system supporting video, voice, data and other IP services. The customer care and billing platform now supports over nine million end-users in 119 locations in 15 countries and operates in a variety of languages, including Japanese.

STMS was specifically developed to manage the customer experience and billing activities for DirecTV, Inc., the largest DBS provider in the U.S.

Affinity and CUSTIMA support the complex billing activities of water, electric, gas and municipal utility providers on four continents that provide services to five million domestic, commercial and industrial customers.

To supplement the Company's customer care and billing products, the Company offers the following Internet solutions: CyberCSR; High Speed Data Services ("HSDS"); and TechConnect. These products use the Internet to create an interactive experience for the customer, decrease operational costs and expand the functionality of the billing system.

CyberCSR is a customizable Web interface to DDP/SQL and Intelecable, allowing customers to handle their own customer service tasks and provision services immediately.

HSDS enables provisioning, billing, customer care and troubleshooting for either national Internet service providers or clients' internal Internet access service.

TechConnect is designed to increase the productivity of installers and technicians in the field by providing access to job and customer information via the Internet from the field.

Customer Relationship Management

Integrating the Company's core billing platforms with AWD allows the Company to offer clients a workflow and customer relationship management product. AWD's ability to integrate multiple back-office systems to present a single view of the customer is a valuable tool to the broadband industry, which operates with multiple systems due to mergers and acquisitions.

StarGate is a data warehouse and decision support tool that extracts important information from the customer database to predict buying behavior and forecast the market. The reporting element of StarGate allows clients to analyze their businesses, such as defining operational strengths and weaknesses.

Professional Services, Training and Support

The Company provides consulting and training services to ensure that customers leverage the most from their business. The professional services teams make recommendations on launching new services; oversee or assist with back-office operations such as integrations, implementations and conversions; provide interactive and customized training classes; and design custom-tailored applications and interfaces to improve operational efficiency. The Company provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training.

Customer Concentration

The Customer Management Segment's five largest customers accounted for 65.9% of segment revenues in 2001, including 25.4% from its largest client.

Marketing / Distribution

Software and services are sold primarily to video/broadband/satellite television, DBS, utility and multiple service providers through direct sales channels and in conjunction with international alliance partners. In both the U.S. and United Kingdom, the Company operates a software and services sales and marketing team, including account management, product management and technical support teams.

The Segment's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., United Kingdom, Brazil, Australia and Hong Kong. In addition to direct sales, the Company has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

Competition

The market for the Company's products and services in the Customer Management Segment is highly competitive and competition is increasing as additional market opportunities arise and continued consolidation within the market occurs. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for customer management software systems are Convergys, Inc., CSG Systems International, Inc. and Portal Software.

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

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of certain investments in equity securities, certain financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates.

Investments

The Company holds certain investments in equity securities with a market value of approximately $1.3 billion at December 31, 2001, including approximately 12.8 million shares of State Street with a market value of $668 million and 8.6 million shares of CSC with a market value of $423 million.

Real Estate

The Company's real estate subsidiaries and affiliates own approximately 1.1 million square feet of office space and approximately 0.8 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $183.4 million, $195.7 million and $172.4 million in 2001, 2000 and 1999, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $43.2 million, $43.6 million and $26.6 million was capitalized in 2001, 2000 and 1999, respectively.

EMPLOYEES

As of December 31, 2001, the Company and its majority owned subsidiaries employed approximately 11,200 employees, including approximately 6,400 in the Financial Services Segment, 4,100 in the Output Solutions Segment and 700 in the Customer Management Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,600 employees, including approximately 3,000 at BFDS, 700 at IFDS U.K. and 500 at IFDS Canada. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use (1)	Owned/ Leased (2)	Square Feet
Financial Services Segment (3)
Kansas City, MO	Office Space (4)	Leased	669,000
Kansas City, MO	Office Space	Owned	215,000
Kansas City, MO	Data Center (5)	Owned	163,000
Jefferson City, MO	Office Space	Leased	27,000
Boston, MA	Office Space	Leased	334,000
Jersey City, NJ	Office Space	Leased	239,000
Edison, NJ	Office Space	Leased	187,000
Lawrence, KS	Office Space	Leased	41,000
United Kingdom	Office Space	Leased	47,000
Australia	Office Space	Leased	28,000
Ten other smaller properties	Office Space	Leased	36,000
Output Solutions Segment (3)
Sacramento, CA	Production	Owned	366,000
Sacramento, CA	Production	Leased	291,000
Sacramento, CA	Office Space	Owned	138,000
Sacramento, CA	Office Space	Leased	8,000
Kansas City, MO	Production	Owned	243,000
Kansas City, MO	Office Space (6)	Owned	69,000
Kansas City, MO	Production	Leased	32,000
Kansas City, MO	Office Space	Leased	17,000
Chicago, IL	Production	Leased	212,000
Hartford, CT	Production	Owned	150,000
Hartford, CT	Production	Leased	48,000
Boston, MA	Production	Leased	128,000
New York, NY	Production	Leased	120,000
New York, NY	Office Space	Leased	35,000
Denver, CO	Production	Leased	94,000
St. Louis, MO	Production	Leased	39,000
Canada	Production	Owned	61,000
Canada	Production	Leased	21,000

Customer Management Segment (3)
Sacramento, CA	Office Space	Owned	153,000
Sacramento, CA	Office Space	Leased	12,000
Charlotte, NC	Office Space	Leased	64,000
United Kingdom	Office Space	Leased	31,000
United Kingdom	Office Space	Owned	19,000
Three other smaller properties	Office Space	Leased	18,000
Investments and Other Segment
Kansas City, MO	Office space	Owned	469,000
Kansas City, MO	Office space	Leased	66,000
Lawrence, KS	Office space	Owned	8,000

(1)
Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.

(2)
Within Kansas City, MO, the Company owns a number of surface parking lots, various developed and undeveloped properties and a 0.5 million square foot underground storage facility that is primarily leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in Sacramento, CA.

(3)
Includes approximately 2.1 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are leased to other segments of the Company, including approximately 0.9 million square feet in the Financial Services Segment, 1.0 million square feet in the Output Solutions Segment and 0.2 million square feet in the Customer Management Segment.

(4)
Includes a 0.2 million square foot office facility that has a put option that obligates the Company to purchase the facility upon proper notice. The purchase price would be approximately $29 million.

(5)
The Winchester Data Center is mortgaged with indebtedness of $16.7 million as of December 31, 2001.

(6)
Includes a property that is mortgaged with indebtedness of $1.0 million as of December 31, 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G (3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 14, 2002.

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

Thomas A. McDonnell, age 56, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of BHA Group, Inc., Commerce Bancshares, Inc., Computer Sciences Corporation, Euronet Worldwide, Inc., Blue Valley Ban Corp and Garmin Ltd.

Thomas A. McCullough, age 59, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include Winchester Data Center, full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products, securities transfer and product sales and marketing. Since September 2000, he has served as Chairman and Chief Executive Officer of BFDS, which is 50% owned by the Company.

Charles W. Schellhorn, age 53, has served since March 1999 as Vice Chairman of DST Systems of California, Inc. (formerly USCS International, Inc.), a wholly owned subsidiary of the Company. He has served since May 2000 as President and Chief Executive Officer and since September 2000 as Chairman of the Board of DST Output, Inc., an indirect wholly owned subsidiary of the Company. He had previously served from 1991 to 1999 as President and Chairman of the Board of DST Output, Inc. Since March 1999, he has served as President of Argus Health Systems, Inc., which is 50% owned by the Company.

Donald J. Kenney, age 54, has served since October 2000 as President and Chief Executive Officer of EquiServe, Inc. (formerly EquiServe Limited Partnership), a wholly owned subsidiary of the Company. Prior to joining the Company, he had been Executive Vice President of National City Corporation from 1998 through 1999 and Executive Vice President of First of America Bank Corporation from 1993 through 1998.

Peter J. Nault, age 45, has served since June 2001 as President of DST Innovis, Inc., an indirect wholly owned subsidiary of the Company and since May 1999 as President of DST Interactive, Inc., a wholly owned subsidiary of the Company.

J. Michael Winn, age 55, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

Jonathan J. Boehm, age 41, joined the Company as a Group Vice President in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support. Prior to joining the Company, he had been an officer of Kemper Service Company from October 1990 through November 1997.

Robert C. Canfield, age 63, has served as Senior Vice President, General Counsel and Secretary of the Company since August 1995. He was Senior Vice President-Law of the Company from March 1992 to August 1995.

Kenneth V. Hager, age 51, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial and internal audit functions of the Company.

John W. McBride, age 59, joined the Company in 1985 and has served as Group Vice President of the Company since 1993. He is responsible for the operations of the Company's AWD Data Center.

Robert L. Tritt, age 46 joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

Michael A. Waterford, age 59, has served as Group Vice President of the Company since 1986. He is responsible for development of Fairway, business contingency planning and other projects

PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE") and the Chicago Stock Exchange. As of February 26, 2002, there were approximately 30,300 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company's syndicated line of credit, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 14, Quarterly Financial Data (Unaudited) ("Note 14"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 14 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2001 was $49.85.

On January 11, 1999, pursuant to the exercise of a stock option assumed by the Company in the USCS Merger, the Company sold 78 shares of its common stock at an aggregate price of $2,076.36 to a former employee of USCS who terminated his employment prior to the USCS Merger. In connection with the merger of IRIN, INC. ("IRIN") with and into a wholly owned subsidiary of DST, on September 28, 2000, the Company issued a total of 65,001 shares of the Company's common stock to the three individual shareholders of IRIN in exchange for a total of 1,500 shares of the common stock of IRIN held by such individual shareholders. The shares of the Company's common stock described above were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Item 6.    Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2001 and 2000 and the selected consolidated income statement data for the years ended December 31, 2001, 2000 and 1999 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 and the selected consolidated income statement data for the year ended December 31, 1998 and 1997 were derived from the Company's audited consolidated financial statements, not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the Company's audited consolidated financial statements, including the notes thereto, and the report of independent accountants thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in millions, except per share amounts)
Revenues	$1,660.0	$1,362.1	$1,227.5	$1,119.2	$960.8
Costs and expenses (1)	1,207.1	968.9	905.0	857.8	730.4
Depreciation and amortization (1)	159.4	128.6	122.8	108.8	103.5
Merger charges and other expenses (2)				33.1

Income from operations	293.5	264.6	199.7	119.5	126.9
Interest expense	(7.5)	(5.6)	(5.2)	(8.6)	(8.5)
Other income, net (3)	36.2	66.3	13.2	7.4	5.8
Gain on sale of PAS (4)	32.8
Equity in earnings (losses) of unconsolidated affiliates (5)	(1.5)	11.4	6.6	(2.7)	(1.3)

Income before income taxes and minority interests	353.5	336.7	214.3	115.6	122.9
Income taxes	125.3	120.9	76.9	44.3	42.9

Income before minority interests	228.2	215.8	137.4	71.3	80.0
Minority interests			(0.7)	(0.3)	0.6

Net income (1) (2) (3) (4) (5)	$228.2	$215.8	$138.1	$71.6	$79.4

Basic earnings per share	$1.86	$1.72	$1.09	$0.57	$0.62
Diluted earnings per share	$1.81	$1.67	$1.06	$0.56	$0.61
Total assets	$2,704.0	$2,552.4	$2,326.3	$1,897.0	$1,548.5
Long-term obligations	243.4	68.7	44.4	49.7	97.4

(1)
In 2001, the Company recognized a $4.9 million reduction of costs and expenses and an $8.7 million reduction in depreciation and amortization associated with a state sales tax refund. Software and intangible asset impairments were recognized as additional depreciation and amortization of $19.5 million in 2001.

(2)
In 1998, the Company recognized $33.1 million in merger and integration costs related to the USCS International, Inc. ("USCS") and Custima International acquisition. This amount is comprised of $16.9 million of integration costs and $9.1 million of transaction costs related the merger with USCS. This also includes $7.1 million related to the purchase by USCS of 100% of Custima International.

(3)
Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on sales of available-for-sale equity securities, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2001, 2000 and 1999 amounts include $13.8 million, $41.8 million and $8.9 million respectively, of net gains related to available-for-sale securities and other investments. The 2001 amount includes $7.2 million associated with a state sales tax refund. The 2000 amount includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment.

  The settlement agreement resolves all outstanding issues related to this former equity investment. The 1999 security gains were offset by net losses on equipment dispositions of $3.5 million in 1999.

(4)
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

(5)
The 2001 equity in earnings of unconsolidated affiliates includes a non-recurring charge related to lease abandonment charges of $1.0 million for BFDS and $3.0 million for IFDS U.K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions are incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K/A dated March 19, 2002, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. and can be obtained by contacting the SEC's Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 19, 2002 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

Introduction

Originally established in 1969, DST is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds, corporations and investment managers), video/broadband/satellite TV industry, communications industry and other service industries. The Company's business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

The Financial Services Segment's revenues are generated from a variety of sources. The Company's mutual fund and securities processing revenues are primarily dependent upon the number of accounts or transactions processed. The Company also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. Income from insurance premiums is recognized as revenue as earned, but is eliminated in consolidation for the portion that relates to premiums from the Company's other consolidated subsidiaries. The

Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data Services, Inc. ("BFDS"), International Financial Data Services, U.K. ("IFDS U.K."), International Financial Data Services, Canada ("IFDS Canada") and Argus Health Systems, Inc. ("Argus"). The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company's Automated Work Distributor ("AWD") products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

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

Significant Events

EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 27.2 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments, scheduled for February 28, 2002, are estimated to be approximately $55.8 million. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels.

The following table, which is based upon a valuation, summarizes the allocation of the minimum purchase price (discounted to $177.3 million for accounting purposes) to the fair values of assets acquired and liabilities assumed at the dates of the acquisitions. There was not a significant change in the fair values of assets acquired or liabilities assumed between the two acquisition dates.

(in millions)
Current assets	$84.9
Properties	26.2
Other non-current assets	1.8
Intangible assets	28.3
Goodwill	150.6

291.8
Current liabilities	104.8
Non-current liabilities	9.7

Net assets acquired	$177.3

The intangible assets represent customer relationships and are being amortized over a 20 year life.

A restructuring provision of $15.9 million was recorded for employee severances and contract termination costs related to the acquisition. The restructuring provision increased goodwill in the same amount. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 179 employees have been separated from the Company as of December 31, 2001. The remaining employee severances of approximately $10.5 million are expected to be paid in 2002. Contract termination costs of approximately $3.4 million were paid in 2001.

Goodwill includes $10.4 million of intangibles relating to workforce in place. The net carrying value of the workforce in place at December 31, 2001 was $9.2 million. The $150.6 million of goodwill is expected to be fully deductible for income tax purposes and was assigned to the Financial Services Segment. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard ("SFAS") No. 142.

Assuming the acquisitions had occurred January 1, 2000, the Company's consolidated revenues would have been $1,742.7 million and $1,671.5 million for the years ended December 31, 2001 and 2000, respectively. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

New Mutual Fund Clients

The Company has preliminary commitments from three new clients to convert approximately 8.8 million mutual fund shareowner accounts to TA2000, of which 1.8 million are scheduled to convert in the first quarter 2002, 0.5 million are scheduled to convert in the third quarter 2002 and 6.5 million are scheduled to convert in the first quarter 2003.

New Products

DST launched two new products in January 2002: TA2000 Subaccounting and Managed Account Platform ("MAP"). TA2000 Subaccounting is offered on a remote basis to broker/dealers who perform shareowner accounting and record keeping for mutual fund accounts that have been sold by the firm's registered representatives. MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for "Managed Accounts." Managed

Accounts are generally individual investment accounts offered by financial consultants who provide advisory services, and managed by independent money managers using an asset based fee structure.

Portfolio Accounting Systems ("PAS")

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

International Financial Data Services, Canada ("IFDS Canada")

DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was contributed to a joint venture, IFDS Canada, in January 2001, and is now owned 50% by DST and 50% by State Street. DST contributed its shares of DST Canada to the new joint venture while State Street contributed $43.5 million in cash. The Company accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the contribution of DST Canada to the joint venture did not have a material impact on DST's net income or earnings per share in 2001.

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

Stock Repurchase Programs

At December 31, 2001, the Company had 2.9 million shares remaining to be purchased under existing share repurchase programs. On February 26, 2002, the Company's Board of Directors extended the expiration of the above programs from September 30, 2002 to April 30, 2003. In addition, on February 26, 2002, the Board of Directors also authorized a new share repurchase program beginning March 4, 2002 and ending February 29, 2004 for up to six million shares. Shares repurchased under these programs will be utilized for the Company's stock award, employee stock purchase and stock option programs and general corporate purposes. The purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $250.3 million for approximately 6.8 million shares, $177.2 million for approximately 5.0 million shares and $52.2 million for approximately 1.7 million shares in 2001, 2000 and 1999, respectively, under these programs.

New Accounting Standards

Effective July 1, 2001, the Company adopted, as required, SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase accounting method, and is effective beginning July 1, 2001.

Effective July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 and effective January 1, 2002 for all goodwill and intangible assets, the Company adopted, as required, SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. At December 31, 2001, the Company and its unconsolidated affiliates had approximately $174 million of goodwill and intangible assets that have indefinite useful lives. Amortization of these amounts will cease beginning January 1, 2002 and will be subject to periodic impairment tests. In management's opinion, no such impairment exists at December 31, 2001. The Company estimates that the favorable 2002 after tax impact of ceasing goodwill and intangible amortization is approximately $7.1 million.

Effective January 1, 2002, the Company adopted, as required, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company believes that the impact of SFAS 144 will not be material.

Effective January 1, 2002, the Company adopted, as required, EITF Topic No. D-103, "Income Statement Characterization of Reimbursements received for "Out-of-Pocket" Expenses Incurred." Prior to the issuance of EITF Topic No. D-103, the Company netted the Out-of-Pocket reimbursements from customers with the applicable Out-of-Pocket expenditures. The Company's significant Out-of-Pocket expenses at the consolidated level include postage and telecommunication expenditures and at the Segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. Under EITF Topic No. D-103, the Company will record the reimbursements received for Out-of-Pocket expenses incurred as revenue on an accrual basis. The Company estimates that annual consolidated revenues and consolidated costs and expenses will increase approximately $800 million to $1 billion as a result of adopting the EITF. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF Topic No. D-103 will not impact income from operations or net income. The EITF requires that comparative financial statements for prior periods be reclassified to comply with the new guidance, unless it is impracticable to reclassify prior-period financial statements. The Company is considering its ability to reclassify prior-period financial statements as required by EITF Topic No. D-103. The Company believes that the implementation of this revised accounting treatment will negatively affect the reporting of operating margins of its business segments.

The estimated impact of these new accounting standards reflects the Company's current views. There may be material differences between these estimates and the actual impact of these standards.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition; software capitalization and amortization; depreciation of fixed assets; valuation of long-lived and intangible assets and goodwill; and accounting for investments.

Revenue recognition

In 2001, the Company derived over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount was billed on a monthly basis generally with thirty day collection terms. Revenues are recognized for monthly processing and services upon completion of the services. In the event a portion of the Company's revenues are due six months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

The Company's standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require that we enter into a fixed fee arrangement for development and consulting services. For fixed fee arrangements, we recognize revenue on a "percentage of completion" basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products, its AWD product generally to non-mutual fund customers and international customers and its Intelecable and Affinity products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

The Company recognizes revenues for maintenance services ratably over the contract term, after collectibility has been assured.

For all revenues, the Company assesses collection based on a variety of factors, including past collection history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If it is determined that collection of revenues is not reasonably assured, revenue is deferred and is recognized at the time it becomes reasonably assured, which is generally upon receipt of cash. Allowances for billing adjustments are determined as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

Software capitalization and amortization

The Company makes substantial investments in software to facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company is required to capitalize software development costs under two separate accounting pronouncements. The first, SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," effective January 1, 1986, applies to software that will be sold or delivered to third parties and requires capitalization of research and development costs after technological feasibility has been established and management is committed to funding the project. The second pronouncement, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999, requires capitalization of certain development costs after the design has been approved and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life which is dependent on the nature of the project. Excluding Fairway, the Company has assigned lives of three to five years for capitalized software development. The Company assigned an estimated economic life of ten years for capitalized Fairway development costs, due to management's estimate of when the base functionality will be replaced through enhancements or upgrades.

Significant management judgment is required in determining what projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically analyzes software development projects and analyzes the percentage of completion as compared to the initial plan and subsequent forecasts, milestones achieved and the commitment to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs as well as immediately expensing previously capitalized costs.

Depreciation of fixed assets

The Company's philosophy on personal property, specifically data processing equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility of disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: 1) non-mainframe equipment—three years; 2) mainframe central processing unit—four years; and 3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures and leasehold improvements over estimated economic lives of three to ten years and generally uses accelerated depreciation methods for domestic assets and straight-line depreciation for international assets. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

Valuation of long-lived and intangible assets and goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on gross cash flows.

In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company and its unconsolidated affiliates will cease to amortize approximately $174 million of goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete the initial review during the first half of 2002.

The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which is comprised principally from investments in State Street and Computer Sciences Corporation; and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS 115. Under SFAS 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2001, the Company had approximately $1.3 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2001, the Company's available-for-sale securities had gross unrealized holding gains of $683.8 million and gross unrealized holding losses of $3.3 million.

The impact of a 10% change in fair value of these investments would be approximately $82 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control and for all investments in partnerships and similar interests in which the Company does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates' net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company's investment and advances to the unconsolidated affiliate. The Company's carrying value of unconsolidated affiliates approximates its pro-rata share of the unconsolidated affiliates net tangible assets.

Although the Company does not expect that it will need to record an impairment charge for its investments in unconsolidated affiliates, future adverse changes in market conditions or poor operating results of unconsolidated affiliates could result in losses or an inability to recover the carrying value of the unconsolidated affiliate investment that may not be reflected in the investment's carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

The following table summarizes the Company's operating results (amounts in millions, except per share amounts).

	Year Ended December 31,
	2001	2000	1999
Revenues
Financial Services	$903.7	$621.0	$554.9
Output Solutions	611.7	592.2	512.2
Customer Management	198.8	195.0	203.0
Investments and Other	40.1	33.2	32.9
Eliminations	(94.3)	(79.3)	(75.5)

	$1,660.0	$1,362.1	$1,227.5

% change from prior year	21.9%	11.0%	9.7%
Income from operations
Financial Services	$222.4	$179.3	$122.8
Output Solutions	65.5	65.0	49.0
Customer Management	(1.5)	15.1	21.3
Investments and Other	7.1	5.2	6.6

	293.5	264.6	199.7
Interest expense	(7.5)	(5.6)	(5.2)
Other income, net	36.2	66.3	13.2
Gain on sale of PAS	32.8
Equity in earnings (losses) of unconsolidated affiliates,net of income taxes	(1.5)	11.4	6.6

Income before income taxes and minority interests	353.5	336.7	214.3
Income taxes	125.3	120.9	76.9
Minority interests			(0.7)

Net income	$228.2	$215.8	$138.1

Basic earnings per share	$1.86	$1.72	$1.09
Diluted earnings per share	$1.81	$1.67	$1.06
Diluted shares outstanding	126.0	129.4	129.7

Consolidated revenues

Consolidated revenues increased $297.9 million or 21.9% in 2001 and $134.6 million or 11.0% in 2000. Consolidated revenue growth in 2001 was primarily a result of higher Financial Services Segments revenues, while revenue growth in 2000 was primarily a result of higher Financial Services and Output Solutions Segments revenues. Consolidated and Financial Services Segment revenues were affected by the inclusion of revenues from EquiServe and PAS in 2001 and DST Canada and PAS in 2000. Excluding EquiServe and PAS revenues in 2001 and DST Canada and PAS revenues in 2000, 2001 consolidated and Financial Services Segment revenues would have increased $84.1 million or 6.4% and $68.9 million or 12.0%, respectively, as shown below (dollars in millions):

	Financial Services		Consolidated
	2001	2000	2001	2000
Reported revenues	$903.7	$621.0	$1,660.0	$1,362.1
EquiServe revenues	251.0		251.0
DST Canada revenues		27.5		27.5
PAS revenues	9.8	19.5	9.8	19.5

Adjusted revenues	$642.9	$574.0	$1,399.2	$1,315.1

Financial Services Segment revenues increased $282.7 million or 45.5% in 2001. The increase in 2001 Financial Services Segment revenues resulted from increased U.S. revenues of $300.7 million or 59.8%, primarily as a result of the inclusion of EquiServe and increases in mutual fund shareowner accounts processed of 4.9% to 75.6 million at December 31, 2001, partially offset by an $18.0 million or 15.3% decrease in international revenue due primarily to DST Canada's results of operations no longer being consolidated with the Company's operating results. The 2000 Financial Services Segment revenues growth of $66.1 million or 11.9% resulted from increased U.S. revenues of $76.1 million or 17.8%, primarily as a result of an increase in mutual fund shareowner accounts processed of 27.8% to 72.1 million at December 31, 2000, partially offset by a $10.0 million or 7.8% decrease in international revenues from lower professional services and Canadian mutual fund processing revenues.

Output Solutions Segment revenues increased $19.5 million or 3.3% in 2001 and $80.0 million or 15.6% in 2000. Revenue growth in 2001 resulted from increased volumes from the financial service and video service industries, partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001. The growth in 2000 was a result of an increase in volume of statements and images produced from the growth in existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

Customer Management Segment revenues increased $3.8 million or 1.9% in 2001 and decreased $8.0 million or 3.9% in 2000. The increase in revenues for 2001 is primarily due to increased processing and software service revenues, partially offset by lower equipment sales. Revenues for 2000 were adversely affected by consolidation in the U.S. cable television industry, partially offset by higher satellite subscriber revenues.

Investments and Other Segment revenues increased $6.9 million or 20.8% in 2001 and $0.3 million or 0.9% in 2000. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations increased $28.9 million or 10.9% in 2001 and $64.9 million or 32.5% in 2000. The operating margin was 17.7%, 19.4% and 16.3% in 2001, 2000 and 1999, respectively. U.S. income from operations increased $22.1 million or 9.2% in 2001 and $60.1 million or 33.4% in 2000. The U.S. operating margin was 17.2%, 19.9% and 17.0% in 2001, 2000 and 1999, respectively. International income from operations increased $6.8 million or 27.8% in 2001 and $4.8 million or 24.4% in 2000. The international operating margin was 23.1%, 16.0% and 11.8% in 2001, 2000 and 1999, respectively. Income from operations in 2001 was reduced by $5.9 million in non-recurring items. The Financial Services Segment recognized a $4.9 million reduction of costs and expenses and an $8.7 million reduction in depreciation and amortization associated with a state sales tax refund in 2001. Software and intangible asset impairments were recognized as additional depreciation and amortization of $3.7 million in the Output Solutions Segment and $15.8 million in the

Customer Management Segment in 2001. Excluding these non-recurring items, consolidated income from operations increased $34.8 million or 13.2% in 2001.

Financial Services Segment income from operations increased $43.1 million or 24.0% in 2001 and increased $56.5 million or 46.0% in 2000. Financial Services operating margin was 24.6%, 28.9% and 22.1% in 2001, 2000 and 1999, respectively. The decrease in the 2001 operating margin resulted from the acquisition of EquiServe and the absence of DST Canada and the PAS business in 2001, partially offset by increased U.S. revenues related to mutual fund shareowner processing and the reduction of costs and expenses depreciation and amortization associated with a state sales tax refund. Excluding the reductions of costs and expenses and depreciation and amortization associated with the state sales tax refund, Financial Services income from operations for 2001 would have increased $29.5 million or 16.5% compared to 2000 and 2001 Financial Services operating margin would have decreased to 23.1% from 28.9% in 2000, resulting from increased U.S. revenues related to mutual fund shareowner processing. The increase in 2000 Financial Services Segment operating margin resulted from increased U.S. revenues.

Output Solutions Segment income from operations increased $0.5 million or 0.8% in 2001 and increased $16.0 million or 32.7% in 2000. Output Solutions Segment operating margin was 10.7%, 11.0% and 9.6% in 2001, 2000 and 1999, respectively. The decrease in the 2001 operating margin results are primarily from software impairments of $3.7 million. Excluding these software impairments, the 2001 Output Solutions Segment operating margin would have increased to 11.3% in 2001 from 11.0% in 2000. The improvement in the 2000 operating margin results are primarily from an increased volume of images and statements produced, which were partially offset by the increased spending in Internet-based product development costs.

Customer Management Segment income from operations decreased $16.6 million or 109.9% in 2001 and $6.2 million or 29.1% in 2000. The decrease in 2001 was primarily due to intangible and software impairments of $15.8 million. Excluding these intangible and software impairments, the 2001 Customer Management Segment operating margin would have decreased to 7.2% in 2001 from 7.7% in 2000. The decrease in 2001 was primarily due to higher personnel costs. The decrease in 2000 was primarily due to a decline in processing and software services revenues.

Investments and Other Segment income from operations was $7.1 million, $5.2 million and $6.6 million in 2001, 2000 and 1999, respectively. The 2001 amount increased primarily due to higher real estate revenues partially offset by lower hardware leasing revenues and the 2000 amount declined primarily due to lower hardware leasing revenues partially offset by higher real estate revenues.

Interest expense

Interest expense was $7.5 million in 2001 compared to $5.6 million in 2000 and $5.2 million in 1999. Average debt balances were higher in 2001 compared to 2000 primarily as a result of common stock repurchases and the EquiServe acquisition. Average interest rates were lower in 2001 compared to 2000. Average debt balances and interest rates were higher for 2000 compared to 1999.

Other income, net

Other income consists mainly of interest income, dividends received on investments held by the Company (principally, shares of State Street stock), net gains on sales of securities principally from the Investments and Other Segment, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2001, 2000 and 1999 amounts include $13.8 million, $41.8 million and $8.9 million, respectively, of net gains on securities and other investments. The 2001 amount includes $7.2 million of interest related to a state sales tax refund. During the fourth quarter of 2000, 325,000 shares of State Street common stock were liquidated primarily in conjunction with the formation and capitalization of a wholly owned captive insurance company that will principally manage the Company's self-insured risks. The 2000 amount also includes a $10.8 million pretax gain for the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. The 1999 gains were offset by net losses on equipment dispositions of $3.5 million.

Gain on sale of PAS

On June 29, 2001, DST sold its PAS business to State Street. DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses.

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

Equity in earnings and losses of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization, is as follows (in millions):

	Year Ended December 31,
	2001	2000	1999
Boston Financial Data Services, Inc. ("BFDS")	$3.5	$12.5	$8.9
International Financial Data Services, U.K. ("IFDS U.K.")	(3.5)	(2.1)	(5.3)
International Financial Data Services, Canada ("IFDS Canada")	5.0
Other	(6.5)	1.0	3.0

	$(1.5)	$11.4	$6.6

Equity in earnings of unconsolidated affiliates decreased $12.9 million in 2001. Decreased earnings were recorded at BFDS in 2001 from a non-recurring charge of $1.0 million related to lease abandonment charges, a decline in brokerage industry transaction revenue and a lack of mutual fund revenue growth. Decreased earnings at IFDS U.K. resulted primarily from a non-recurring charge of $3.0 million related to lease abandonment charges as IFDS U.K. is relocating from four building sites to a single location. IFDS U.K. 2001 results reflect an increase in accounts serviced to 3.1 million at December 31, 2001, which is 0.4 million or 14.8% above year end 2000 levels. IFDS Canada results include the results of DST Canada, which was contributed to the joint venture in January 2001. The 2001 loss reported in Other is primarily the result of exchange-America losses. The exchange-America venture was discontinued in the fourth quarter of 2001.

Equity in earnings of unconsolidated affiliates increased $4.8 million in 2000 as a result of increased levels of mutual fund activity at BFDS and decreased losses at IFDS U.K., reflecting an increase in accounts serviced at IFDS U.K. to 2.7 million at December 31, 2000 as compared to 2.0 million accounts at December 31, 1999.

Income taxes

The Company's effective tax rate was 35.4%, 35.9% and 35.9% for the years ended December 31, 2001, 2000 and 1999, respectively. Excluding the taxes provided on the PAS transaction, the effective tax rate would have been 35.1% for the year ended 2001. The tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Net income

The Company's net income (and earnings per share) for 2001, 2000 and 1999 was $228.2 million ($1.86 basic earnings per share and $1.81 diluted earnings per share), $215.8 million ($1.72 basic earnings per share and $1.67 diluted earnings per share) and $138.1 million ($1.09 basic earnings per share and $1.06 diluted earnings per share, respectively. Excluding the impact of the 2001 gain on the sale of the PAS business, the 2001 state sales tax refund, net gains on securities in 2001, 2000 and 1999, the 2001 software and intangible asset impairments, the 2001 joint venture lease abandonment charges and the previously discussed litigation settlement gain in 2000, the Company's net income and earnings per share for 2001, 2000 and 1999 would have been $201.2 million ($1.64 basic earnings per share and $1.60 diluted earnings per share), $181.5 million ($1.45 basic earnings per share and $1.40 diluted earnings per share) and $131.9 million ($1.04 basic earnings per share and $1.02 diluted earnings per share), respectively.

Year to Year Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment revenues for 2001 increased 45.5% over 2000 to $903.7 million. U.S. Financial Services revenues increased 59.8% to $803.8 million in 2001. Excluding EquiServe and PAS from the current year and PAS from the prior year, U.S. revenues for 2001 increased 12.3% to $543.0 million. U.S. mutual fund processing revenues for 2001 increased 13.4% over 2000 as shareowner accounts serviced increased 4.9% from 72.1 million at December 31, 2000 to 75.6 million at December 31, 2001. U.S. AWD product revenues for 2001 increased 38.5% over 2000. U.S. AWD workstations licensed were 57,800 at December 31, 2001, an increase of 20.7% over year end 2000 levels, principally from workstations for Comcast Cable Communications, Inc. (Comcast") and insurance industry clients.

Financial Services Segment revenues from international operations for 2001 decreased 15.3% to $99.9 million. The revenue decrease resulted primarily from DST Canada's results of operations no longer being consolidated with the Company's operating results. Excluding DST Canada from the prior year, revenues from international operations for 2001 would have increased $9.5 million or 10.5% over 2000. The increase is primarily a result of an increase in investment management software license revenues and higher investment management and AWD software maintenance revenues. International AWD workstations licensed were 27,700 at December 31, 2001, an increase of 9.5% over year end 2000 levels.

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

Costs and expenses

Financial Services Segment costs and expenses for 2001 increased 62.7% over 2000 to $606.4 million. Personnel costs for 2001 increased 51.3% over 2000 as a result of the addition of EquiServe and increased staff levels to support revenue growth. Costs and expenses for 2001 were reduced by $4.9 million related to a state sales tax refund.

Segment costs and expenses for 2000 increased 1.9% to $372.6 million over 1999. In addition, costs and expenses in 2000 included a $3.9 million recovery of costs previously expensed in 1999 associated with a terminated international software development contract.

Depreciation and amortization

Financial Services Segment depreciation and amortization for 2001 and 2000 increased 8.4% or $5.8 million and 3.9% or $2.6 million, respectively. The increase in 2001 is primarily attributable to EquiServe, partially offset by an $8.7 million reduction in depreciation associated with a state sales tax refund. The increase in 2000 was primarily attributable to increased capital additions during 2000 and amortization of capitalized internal use software costs.

Income from operations

Financial Services Segment income from operations for 2001 and 2000 increased 24.0% to $222.4 million and 46.0% to $179.3 million, respectively, over the comparable prior year. The operating margins were 24.6%, 28.9% and 22.1% in 2001, 2000 and 1999, respectively. The decrease in operating margin in 2001 resulted primarily from the acquisition of EquiServe and the absence of the PAS business, partially offset by increased U.S. revenues and a state sales tax refund. The increase in the 2000 operating margin was a result of increased U.S. revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment revenues for 2001 increased 3.3% to $611.7 million compared to 2000. The growth in Segment revenue was derived primarily from increased volumes from the financial service and video service industries partially offset by a loss of a telecommunications customer and the decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001.

Output Solutions Segment revenues for 2000 increased 15.6% to $592.2 million compared to 1999. The growth in Segment revenues was derived from an increase in the volume of statements and images produced which was partially related to the growth of existing customers in the Financial Services and Customer Management Segments and new customers, primarily in telecommunications and other high-volume markets.

Costs and expenses

Output Solutions Segment costs and expenses for 2001 and 2000 increased 2.5% to $503.7 million and 14.2% to $491.5 million, respectively, over the comparable prior year. Personnel costs for 2001 and 2000 increased 5.5% and 21.1%, respectively, over the comparable prior year. The increases were due primarily to increased staff levels and purchased material costs to support volume growth and higher Internet-based electronic bill and statement product development and selling costs.

Depreciation and amortization

Output Solutions Segment depreciation and amortization increased 19.0% to $42.5 million in 2001 and 8.2% to $35.7 million in 2000. The increases as compared to prior years were attributable to increased print/mail capital additions, including capitalized internal software development costs, to support revenue growth. The 2001 increase includes $3.7 million of software asset impairments.

Income from operations

Output Solutions Segment income from operations for 2001 and 2000 increased $0.5 million or 0.8% and $16.0 million or 32.7%, principally from increased image and statement revenues. The Segment's operating margins were 10.7%, 11.0% and 9.6% in 2001, 2000 and 1999, respectively. Excluding the 2001 software asset impairment of $3.7 million, 2001 income from operations increased $4.2 million or 6.5% over 2000.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment revenues for 2001 increased 1.9% to $198.8 million as compared to 2000. Processing and software service revenues increased 6.4% to $190.3 million in 2001. Equipment sales decreased 47.5% to $8.5 million in 2001. AWD software license revenues were recognized in 2001 from the AWD license agreement with Comcast. Total cable and satellite subscribers serviced were 40.9 million at December 31, 2001, a decrease of 5.8% compared to year end 2000 levels, principally from the loss of MediaOne subscribers and lower international cable subscribers serviced.

Customer Management Segment revenues for 2000 decreased 3.9% to $195.0 million. Processing and software revenues decreased 6.2% to $178.8 million, partially offset by an increase in equipment sales of 30.6% to $16.2 million. Revenues were adversely affected by consolidation in the U.S. cable television industry, partially offset by higher satellite subscriber revenues.

Costs and expenses

Customer Management Segment costs and expenses for 2001 and 2000 increased 2.4% to $167.9 million and decreased 2.0% to $163.9 million, respectively, over the comparable prior year. The increase in 2001 was a result of higher personnel costs. The decrease in 2000 was primarily attributable to decreased costs associated with lower processing and service revenues and to the management of personnel costs.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2001 and 2000 increased 102.5% to $32.4 million and 11.1% to $16.0 million, respectively, over the comparable prior year. The 2001 increase includes $15.8 million of intangible and software asset impairments. The increase in 2000 was primarily attributable to increased amortization of capitalized software development costs.

Income from operations

Customer Management Segment income from operations decreased $16.6 million and $6.2 million in 2001 and 2000, respectively. The 2001 decrease was related to the intangible and software asset impairment of $15.8 million. The decrease in 2000 was attributable to decreased processing and service revenues. The Segment's operating loss margin was 0.8% in 2001 and the Segment's operating margin was 7.7% and 10.5% in 2000 and 1999, respectively. Excluding the 2001 intangible and software asset impairment of $15.8 million, 2001 income from operations decreased $0.8 million or 5.3% compared to 2000.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment revenues totaled $40.1 million, $33.2 million and $32.9 million in 2001, 2000 and 1999, respectively. Real estate revenues of $38.5 million, $29.5 million and $26.7 million in 2001, 2000 and 1999, respectively, were primarily derived from the lease of facilities to the Company's other business segments. Revenues of $1.6 million, $3.7 million and $6.2 million in 2001, 2000 and 1999, respectively, were derived from the Segment's hardware leasing activities.

Costs and expenses

Investments and Other Segment costs and expenses increased in 2001 primarily as a result of additional real estate activities. Investments and Other Segment costs and expenses increased in 2000 primarily as a result of changes in real estate related costs.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $1.8 million in 2001 as a result of increased depreciation related to additional real estate activities. Segment depreciation and amortization decreased $1.1 million in 2000 as a result of a one-time charge in 1999 related to certain equipment leased to third parties.

Income from operations

Investments and Other Segment income from operations totaled $7.1 million, $5.2 million and $6.6 million in 2001, 2000 and 1999, respectively. The increase in 2001 income from operations is a result of higher real estate revenues. The decrease in 2000 income from operations is primarily related to decreased revenues from hardware leasing activities.

Liquidity and Capital Resources

The Company's cash flow from operating activities totaled $367.4 million, $333.8 million and $252.3 million in 2001, 2000 and 1999, respectively. Operating cash flows in 2001 were primarily impacted by net income of $228.2 million, the impact of depreciation and amortization of $159.4 million, deferred taxes of $11.6 million, decreases in accounts receivable of $27.1 million and net realized gains from investments and sale of PAS of $46.6 million. The Company utilized its 2001 operating cash flows, in addition to draws on its revolving credit facility, to reinvest capital in its existing business, fund the first installments of the EquiServe acquisition, fund investments and advances to unconsolidated affiliates and fund treasury stock purchases. The Company had $84.4 million of cash and cash equivalents at December 31, 2001.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Accounts receivable decreased in 2001 by approximately $27.1 million or 7.5% from 2000 primarily from intensified collection efforts. The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

The Company's research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $183.4 million, $195.7 million and $172.4 million in 2001, 2000 and 1999, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products of which $43.2 million, $43.6 million and $26.6 million was capitalized in 2001, 2000 and 1999, respectively.

The Company continues to make significant investments in capital equipment, software, systems and facilities. During the years ended December 31, 2001, 2000 and 1999, the Company expended approximately $194.0 million, $176.0 million and $139.0 million, respectively, in capital expenditures for equipment, software, systems and facilities which includes amounts directly paid by third-party lenders. Capitalized costs of software developed for internal use totaled $36.3 million, $33.8 million and $21.6 million in 2001, 2000 and 1999, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $6.9 million, $9.8 million and $5.0 million for 2001, 2000 and 1999, respectively. Capital expenditures for 2001, 2000 and 1999 include $2.7 million, $1.2 million and $9.6 million for assets placed in service in 2000, 1999 and 1998, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit as required.

The Company had approximately $22.6 million, $14.3 million and $16.9 million of advances to unconsolidated affiliates during 2001, 2000 and 1999, respectively. In addition, the Company expended approximately $35.2 million and $4.9 million during 2001 and 2000, respectively, for acquisitions of subsidiaries, net of cash acquired.

The Company made $79.5 million, $75.5 million and $43.9 million in 2001, 2000 and 1999, respectively, of investments in available-for-sale securities and other investments. Proceeds of $57.8 million, $83.2 million and $24.8 million and gross realized gains of $21.1 million, $48.1 million and $12.4 million were recorded in 2001, 2000 and 1999, respectively, from the sale of available-for-sale securities. Gross realized losses of $2.2 million and $5.6 million were recorded in 2001 and 2000, respectively. There were no gross realized losses in 1999 on available-for-sale securities.

The total aggregate minimum purchase price for EquiServe was $186.7 million and is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings and were funded from borrowings under the Company's existing lines of credit. The second installments, scheduled for February 28, 2002, are estimated to be approximately $55.8 million. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) at December 31, 2001, are payable on February 28, 2003 and February 28, 2004. These installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.3 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per SFAS No. 142.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings. The Company has not obtained a credit rating and, accordingly, is not subject to the grid. In the event the Company obtains a credit rating, the grid would become operable and may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

The $315 million revolving credit facility replaced the Company's previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. At December 31, 2001, there was $113.1 million outstanding under the $315 million revolving credit facility. No borrowings were outstanding under the previous facilities at December 31, 2000.

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2002. The subsidiary plans to renew the facility. Borrowings under the facility are available at rates based on the Euro dollar, fed funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder's equity of at least $300 million and to maintain certain interest coverage ratios. The subsidiary was in compliance with these provisions at December 31, 2001. In the event of non-compliance, an event of default may occur, which could result in the loan become immediately due and payable. At December 31, 2001 and 2000, there were $43.0 million and $50.0 million outstanding under the line of credit, respectively.

The Company's long-term debt increased $174.7 million in 2001 primarily as a result of common stock repurchases and the acquisition of EquiServe.

On September 26, 2000, the Company's Board of Directors approved a 2-for-1 split of the Company's common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to shares outstanding and earnings per share amounts have been restated to reflect this stock split.

At December 31, 2001, the Company had 2.9 million shares remaining to be purchased under existing share repurchase programs. On February 26, 2002, the Company's Board of Directors extended the expiration of the above programs from September 30, 2002 to April 30, 2003. In addition, on February 26, 2002, the Board of Directors also authorized a new share repurchase program beginning March 4, 2002 and ending February 29, 2004 for up to six million shares. Shares repurchased under these programs will be utilized for the Company's stock award, employee stock purchase and stock option programs and general corporate purposes. The purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $250.3 million for approximately 6.8 million shares, $177.2 million for approximately 5.0 million shares and $52.2 million for approximately 1.7 million shares in 2001, 2000 and 1999, respectively, under these programs.

During the fourth quarter 1999, the first quarter 2000 and the third quarter 2001, the Company entered into forward stock purchase agreements for the repurchase of up to 11.5 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 5.4 million shares under these agreements for $182.8 million. As of December 31, 2001, the cost to settle a remaining forward purchase agreement, which expires in September 2002, would be approximately $42.3 million for approximately 1.0 million shares of common stock. The agreement allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, the Company's $315 million revolving credit facility described above, as well as the Company's $1.3 billion of investments in available-for-sale securities at December 31, 2001. While the Company could meet operating cash and capital requirements through the sale of available-for-sale securities, the actual proceeds received could be materially less than the market value of the securities.

Internal use software

Effective January 1, 1999, the Company adopted, as required, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to the adoption of SOP 98-1, the Company expensed the costs of internally developed proprietary software as it was incurred. SOP 98-1, effective for fiscal periods beginning after December 15, 1998, required that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The Company capitalized $19.3 million, $28.5 million and $24.0 million of costs, net of related amortization, related to the development of internal use software for the years ended December 31, 2001, 2000 and 1999, respectively, including $0.3 million, $0.2 million and $2.4 million, respectively, of capitalized costs at an unconsolidated subsidiary. These costs will be amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three year period beginning on the date such software is complete.

Unconsolidated affiliates

The Company has formed operating joint ventures to enter into or expand its presence in target markets. In order to further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street Bank, a leading mutual fund custodian. The Company's international mutual fund/unit trust shareowner processing businesses (IFDS U.K., IFDS Canada and IFDS Luxembourg) are also owned 50% by DST and 50% by State Street. In addition, in 1989 the Company gained access to the information processing market for the health insurance industry through Argus Health Systems, Inc., a 50% owned joint venture, which provides pharmacy claim processing for managed care providers. The Company also utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties. The largest of these real estate joint ventures was formed in 1988. The Company receives revenues for processing services and products provided to the operating joint ventures. The Company pays lease payments to certain real estate ventures. The Company has entered into various agreements with unconsolidated affiliates to utilize the Company's data processing facilities and computer software systems. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company recognizes, on an equity basis, income and losses from its pro-rata share of these companies' net income or loss.

The Company's unconsolidated affiliates had a carrying value of $149.5 million and $121.5 million at December 31, 2001 and 2000, respectively. Advances to these unconsolidated affiliates were $43.3 million, $11.7 million and $18.0 million in 2001, 2000 and 1999, respectively. The Company recognized revenues from these unconsolidated affiliates of $147.4 million, $139.4 million and $104.9 million in 2001, 2000 and 1999, respectively. The Company paid these unconsolidated affiliates $21.7 million, $11.1 million and $7.5 million in 2001, 2000 and 1999, respectively, for products, services and leases. At December 31, 2001 and 2000, the Company's unconsolidated affiliates owed the

Company $11.3 million and $13.5 million, respectively. The Company owed $3.2 million to unconsolidated affiliates at December 31, 2001. The amount owed in 2000 was immaterial. In 2001, the Company paid $14.6 million to BFDS as the first installment related to the EquiServe acquisition. At December 31, 2001, the Company owed $30.3 million to BFDS related to the EquiServe acquisition.

The Company has entered into an agreement to guarantee 100% of a $40 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner's obligations under the agreement. At December 31, 2001, borrowings of $27.5 million were outstanding under this credit facility.

The Company has entered into an agreement to guarantee 50% of a $3.2 million construction loan of a 50% owned real estate joint venture.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the notional amounts of the interest rate hedge obligations.

The Company acquired a 6% interest in Wall Street Access in January 2001 for $7.0 million. The securities purchase agreement with Wall Street Access contains put/call provisions whereby the Company's interest in Wall Street Access may be increased to 20% for approximately $16.0 million.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party's stock at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable, however the amount could be material.

Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output solutions volumes for mutual fund and corporate securities transfer processing customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Comprehensive income

The Company's comprehensive income totaled $113.7 million, $205.7 million and $311.5 million in 2001, 2000 and 1999, respectively. Comprehensive income consists of net income of $228.2 million, $215.8 million and $138.1 million in 2001, 2000 and 1999, respectively, and other comprehensive losses of $114.5 million and $10.1 million in 2001 and 2000, respectively, and other comprehensive income of $173.4 million in 1999. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments. The Company had a net unrealized loss on available-for-sale securities of $112.8 million and $6.7 million in 2001 and 2000, respectively, and net unrealized gains on available-for-sale securities of $174.1 million in 1999. The Company's net unrealized losses and gains on available-for-sale securities results primarily from changes in the market value of the Company's investments in approximately 12.8 million shares of State Street common stock, approximately 8.6 million shares of Computer Sciences Corporation common stock and approximately 2.2 million shares of Euronet Worldwide, Inc. At December 31, 2001, these three investments had an aggregate pre-tax unrealized gain of approximately $658.8 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

Derivative and Hedging Activities

SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The implementation of the new standard has not had a material effect on the consolidated results of operations of the Company.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2001 was approximately $1.3 billion. The impact of a 10% change in fair value of these investments would be approximately $82 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2001, there was approximately $1.4 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.5 million of net income.

At December 31, 2001, the Company had $243.4 million of long-term debt, of which $158.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance and the Company's internal auditors measure its effectiveness and recommend possible improvements thereto.

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Kansas City, Missouri
February 26, 2002

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$84.4	$116.2
Transfer agency investments	60.6	54.2
Accounts receivable (includes related party receivables of $11.3 and $16.7)	361.8	358.5
Inventories	12.6	13.3
Deferred income taxes	29.2	22.3
Other assets	56.2	26.2

	604.8	590.7
Investments	1,436.4	1,521.0
Properties	455.5	393.8
Goodwill	169.0	34.4
Intangibles	29.0	8.1
Other assets	9.3	4.4

Total assets	$2,704.0	$2,552.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year	$63.5	$21.3
Transfer agency deposits	60.6	54.2
Accounts payable	111.2	100.3
Accrued compensation and benefits	77.3	66.3
Deferred revenues and gains	54.7	48.5
Other liabilities	104.1	65.6

	471.4	356.2
Long-term debt	243.4	68.7
Deferred income taxes	427.2	482.0
Other liabilities	89.6	79.7

	1,231.6	986.6

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock, $0.01 par, 10,000,000 shares authorized and unissued
Common stock, $0.01 par, 300,000,000 shares authorized, 127,633,278 shares issued	1.3	1.3
Additional paid-in capital	392.1	425.1
Retained earnings	960.2	732.0
Treasury stock, at cost	(289.3)	(115.2)
Accumulated other comprehensive income	408.1	522.6

Total stockholders' equity	1,472.4	1,565.8

Total liabilities and stockholders' equity	$2,704.0	$2,552.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues (includes related parties revenues of $147.4, $150.6 and $120.4)	$1,660.0	$1,362.1	$1,227.5
Costs and expenses	1,207.1	968.9	905.0
Depreciation and amortization	159.4	128.6	122.8

Income from operations	293.5	264.6	199.7
Interest expense	(7.5)	(5.6)	(5.2)
Other income, net	36.2	66.3	13.2
Gain on Sale of PAS	32.8
Equity in earnings (losses) of unconsolidated affiliates	(1.5)	11.4	6.6

Income before income taxes and minority interests	353.5	336.7	214.3
Income taxes	125.3	120.9	76.9

Income before minority interests	228.2	215.8	137.4
Minority interests			(0.7)

Net income	$228.2	$215.8	$138.1

Average common shares outstanding	122.6	125.3	126.4
Diluted shares outstanding	126.0	129.4	129.7
Basic earnings per share	$1.86	$1.72	$1.09
Diluted earnings per share	$1.81	$1.67	$1.06

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in millions)

	Common Stock
						Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
December 31, 1998	125.8	$1.3	$461.6	$378.1	$(34.1)	$359.3	$1,166.2
Comprehensive income:
Net income				138.1
Other comprehensive income						173.4
Comprehensive income							311.5
Issuance of common stock	2.2		(8.1)		47.5		39.4
Repurchase of common stock	(1.8)				(53.5)		(53.5)

December 31, 1999	126.2	1.3	453.5	516.2	(40.1)	532.7	1,463.6
Comprehensive income:
Net income				215.8
Other comprehensive loss						(10.1)
Comprehensive income							205.7
Issuance of common stock	3.5		(28.4)		131.2		102.8
Repurchase of common stock	(5.0)				(206.3)		(206.3)

December 31, 2000	124.7	1.3	425.1	732.0	(115.2)	522.6	1,565.8
Comprehensive income:
Net income				228.2
Other comprehensive loss						(114.5)
Comprehensive income							113.7
Issuance of common stock	2.5		(33.0)		117.0		84.0
Repurchase of common stock	(6.8)				(291.1)		(291.1)

December 31, 2001	120.4	$1.3	$392.1	$960.2	$(289.3)	$408.1	$1,472.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(dollars in millions)

	Year Ended December 31,
	2001	2000	1999
Cash flows—operating activities:
Net income	$228.2	$215.8	$138.1

Depreciation and amortization	159.4	128.6	122.8
Equity in (earnings) losses of unconsolidated affiliates	1.5	(11.4)	(6.6)
Cash dividends received from unconsolidated affiliates	0.1	0.1	0.5
Net realized gains on investments and PAS	(46.6)	(41.8)	(8.9)
Deferred taxes	11.6	22.0	8.4
Decrease (increase) in accounts receivable	27.1	(40.8)	(38.2)
Decrease (increase) in inventories and other current assets	(27.7)	5.1	(0.8)
Increase in transfer agency investments	(6.4)	(54.2)
Increase in transfer agency deposits	6.4	54.2
Increase in accounts payable and accrued liabilities	12.5	56.5	33.1
Other, net	1.3	(0.3)	3.9

Total adjustments to net income	139.2	118.0	114.2

Net	367.4	333.8	252.3

Cash flows—investing activities:
Proceeds from sale of property and equipment	3.5	8.9	11.6
Proceeds from sale of investments	63.6	83.2	24.8
Investments in and advances to unconsolidated affiliates	(22.6)	(14.3)	(16.9)
Investments in securities	(79.5)	(75.5)	(43.9)
Capital expenditures	(194.0)	(176.0)	(139.0)
Net investment in leases	(0.8)	(11.7)	(9.5)
Principal collections on leases	10.6	13.2	9.8
Payment for purchases of subsidiaries, net of cash acquired	(35.2)	(4.9)
Other, net	0.5	(2.6)

Net	(253.9)	(179.7)	(163.1)

Cash flows—financing activities:
Proceeds from issuance of common stock	38.7	53.2	25.5
Proceeds from issuance of long-term debt	7.1	0.6	11.5
Principal payments on long-term debt	(6.0)	(9.5)	(13.7)
Net increase in revolving credit facilities	106.1	35.2	3.2
Common stock repurchased	(291.1)	(206.3)	(53.5)
Other, net	(0.1)	(0.1)	(1.3)

Net	(145.3)	(126.9)	(28.3)

Net increase (decrease) in cash and cash equivalents	(31.8)	27.2	60.9
Cash and cash equivalents, beginning of year	116.2	89.0	28.1

Cash and cash equivalents, end of year	$84.4	$116.2	$89.0

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds, investment managers and corporations), communications industry, video/broadband/satellite TV industry and other service industries.

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment. A summary of each of the Company's segments follows:

Financial Services

The Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. The Company's proprietary software systems include mutual fund shareowner and unit trust accounting and recordkeeping systems offered in the U.S. and selected international markets; a defined-contribution participant recordkeeping system for the U.S. market; securities transfer and related systems offered to corporations, trustees and transfer agents; a variety of portfolio accounting and investment management systems offered to U.S. and international fund accountants and investment managers; and a workflow management and customer contact system offered primarily to mutual funds, insurance companies, health care providers, brokerage firms and banks.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom, Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities, certain financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $1.3 billion at December 31, 2001, including approximately 12.8 million shares of State Street with a market value of $668 million and 8.6 million shares of Computer Sciences Corporation ("CSC") with a market value of $423 million. Additionally, the Company owns and operates real estate mostly in the U.S., which is held primarily for lease to the Company's other business segments.

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

Revenue recognition

The majority of the Company's revenues are computer processing and services revenues and are recognized upon completion of the services provided. Revenues under bundled service agreements are recognized over the life of the agreement based on usage and as the bundled services are provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales and sales-type leases is recognized as equipment is shipped. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Revenue from rentals and operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments are estimated as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

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

Effective January 1, 2002, the Company adopted, as required, EITF Topic No. D-103, "Income Statement Characterization of Reimbursements received for "Out-of-Pocket" Expenses Incurred." Prior to the issuance of EITF Topic No. D-103, the Company netted the Out-of-Pocket reimbursements from customers with the applicable Out-of-Pocket expenditures. The Company's significant Out-of-Pocket expenses at the consolidated level include postage and telecommunication expenditures and at the Segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. Under EITF Topic No. D-103, the Company will record the reimbursements received for Out-of-Pocket expenses incurred as revenue on an accrual basis. The Company estimates that annual consolidated revenues and consolidated costs and expenses will increase approximately $800 million to $1 billion as a result of adopting the EITF. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF Topic No. D-103 will not impact income from operations or net income. The EITF requires that comparative financial statements for prior periods be reclassified to comply with the new guidance, unless it is impracticable to reclassify prior-period financial statements. The Company is considering its ability to reclassify prior-period financial statements as required by EITF Topic No. D-103. The Company believes that the implementation of this revised accounting treatment will negatively affect the reporting of operating margins of its business segments.

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

Software development and maintenance

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. These costs are amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three to ten year period. Prior to the adoption of SOP 98-1 on January 1, 1999, costs of software developed for internal use were expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company capitalized $19.3 million, $28.5 million and $24.0 million, respectively, of costs (net of related amortization) related to such development, including $0.3 million, $0.2 million and $2.4 million, respectively, of capitalized costs at an unconsolidated subsidiary.

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

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $157.4 million, $160.1 million and $145.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company capitalized $36.3 million and $33.8 million of costs related to the development of internal use software for the years ended December 31, 2001 and 2000, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $6.9 million, $9.8 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense related to capitalized development costs totaled $30.4 million (includes $15.4 million of software impairments), $8.1 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Cash equivalents

Short-term liquid investments with a maturity of three months or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

Transfer agency investments and deposits

During the fourth quarter 2000, the Company initiated a cash management service for mutual fund transfer agency clients, whereby end of day available client bank balances for redemptions and purchases are invested by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the mutual fund transfer agency client accounts the following business day.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the specific identification or first-in, first-out basis. Inventories are comprised primarily of paper and envelope stocks.

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar interests are accounted for on a flow through basis based on the Company's pro-rata ownership. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 40 years. Data processing equipment, data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management's opinion, no such impairment exists at December 31, 2001.

Goodwill and Intangibles

Effective July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 and effective January 1, 2002 for all goodwill and intangible assets, the Company adopted, as required, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. At December 31, 2001, the Company and its unconsolidated affiliates had approximately $174 million of goodwill and intangible assets that have indefinite useful lives. Amortization of these amounts will cease beginning January 1, 2002 and will be subject to periodic impairment tests. In management's opinion, no such impairment exists at December 31, 2001.

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

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders' equity and were not material at December 31, 2001 and 2000. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures in Note 9.

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

Comprehensive income

The Company's comprehensive income consists of net income, unrealized gains (losses) on available-for-sale securities, net of deferred income taxes and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

3. Acquisitions and Dispositions

EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 27.2 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments, scheduled for February 28, 2002, are estimated to be approximately $55.8 million. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels.

The following table, which is based upon a valuation, summarizes the allocation of the minimum purchase price (discounted to $177.3 million for accounting purposes) to the fair values of assets acquired and liabilities assumed at the dates of the acquisitions. There was not a significant change in the fair values of assets acquired or liabilities assumed between the two acquisition dates.

(in millions)
Current assets	$84.9
Properties	26.2
Other non-current assets	1.8
Intangible assets	28.3
Goodwill	150.6

291.8
Current liabilities	104.8
Non-current liabilities	9.7

Net assets acquired	$177.3

The intangible assets represent customer relationships and are being amortized over a 20 year life.

A restructuring provision of $15.9 million was recorded for employee severances and contract termination costs related to the acquisition. The restructuring provision increased goodwill in the same amount. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 179 employees have been separated from the Company as of December 31, 2001. The remaining employee severances of approximately $10.5 million are expected to be paid in 2002. Contract termination costs of approximately $3.4 million were paid in 2001.

Goodwill includes $10.4 million of intangibles relating to workforce in place. The net carrying value of the workforce in place at December 31, 2001 was $9.2 million. The $150.6 million of goodwill is expected to be fully deductible for income tax purposes and was assigned to the Financial Services Segment. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per SFAS No. 142.

Assuming the acquisitions had occurred January 1, 2000, the Company's consolidated revenues would have been $1,742.7 million and $1,671.5 million for the years ended December 31, 2001 and 2000, respectively. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

Portfolio Accounting Systems ("PAS")

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

International Financial Data Services, Canada ("IFDS Canada")

DST Canada had been a wholly owned subsidiary of the Company since June 1993. To align the ownership of the international mutual fund/unit trust shareowner processing businesses, DST Canada was contributed to a joint venture, IFDS Canada, in January 2001, and is now owned 50% by DST and 50% by State Street. DST contributed its shares of DST Canada to the new joint venture while State Street contributed $43.5 million in cash. The Company accounted for the formation of the joint venture as a non-cash, non-taxable exchange. Accordingly, no gain was recognized from the transaction. Effective January 2001, DST Canada's results of operations are no longer consolidated with the Company and the earnings of the joint venture are included in the Company's results on the equity basis. On a proforma basis, the contribution of DST Canada to the joint venture did not have a material impact on DST's net income or earnings per share in 2001.

4. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2001	2000
Land	$29.0	$28.1
Buildings	168.2	145.7
Data processing equipment	256.6	262.2
Data processing software	226.3	190.5
Furniture, fixtures and other equipment	260.7	220.9
Leasehold improvements	96.0	55.5
Construction-in-progress	68.5	46.4

	1,105.3	949.3
Less accumulated depreciation and amortization	649.8	555.5

Net properties	$455.5	$393.8

Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $139.2 million, $117.2 million and $108.2 million, respectively.

5. Investments

Investments are as follows (in millions):

		Carrying Value
		December 31,
	2001 Ownership Percentage
		2001	2000
Available-for-sale securities:
State Street Corporation	4%	$668.4	$704.9
Computer Sciences Corporation	5%	422.8	519.0
Euronet Worldwide, Inc.	10%	40.5	9.4
Other available-for-sale securities		124.9	122.8

		1,256.6	1,356.1

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	63.9	60.8
International Financial Data Services, U.K.	50%	10.5	13.3
International Financial Data Services, Canada	50%	12.9
Other unconsolidated affiliates		62.2	47.4

		149.5	121.5

Other:
Net investment in leases		4.7	14.5
Other		25.6	28.9

		30.3	43.4

Total investments		$1,436.4	$1,521.0

State Street is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange. The Company received $4.7 million, $4.0 million and $3.5 million in dividends from State Street in 2001, 2000 and 1999, respectively, which have been recorded in other income.

Computer Sciences Corporation ("CSC") is a global provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company's investment in CSC's common stock presented above was based on the closing price on the New York Stock Exchange.

Euronet Worldwide, Inc. ("Euronet") operates an independent, non-bank owned automatic teller machine network as a service provider to banks and other financial institutions in certain Central European countries. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ.

The Company's investments in available-for-sale securities had an aggregate market value of $1,256.6 million and $1,356.1 million and an aggregate cost basis of $576.1 million and $490.6 million at December 31, 2001 and 2000, respectively. Proceeds of $57.8 million, $83.2 million and $24.8 million and gross realized gains of $21.1 million, $48.1 million and $12.4 million were recorded in 2001, 2000 and 1999, respectively, from the sale of available-for-sale securities. Gross realized losses of $2.2 million and $5.6 million were recorded in 2001 and 2000, respectively. Gross unrealized holding gains totaled $683.8 million and $869.7 million at December 31, 2001 and 2000, respectively. Gross unrealized holding losses totaled $3.3 million and $4.2 million at December 31, 2001 and 2000, respectively.

Boston Financial Data Services, Inc. ("BFDS") is a corporate joint venture of the Company and State Street. BFDS performs shareowner accounting services for mutual fund companies using the Company's proprietary application system for mutual fund shareowner recordkeeping, TA2000 and retirement plan recordkeeping services using TRAC2000. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

International Financial Data Services, U.K. ("IFDS U.K.") is a United Kingdom joint venture of DST and State Street. IFDS U.K. provides full and remote processing for United Kingdom unit trusts and related products.

International Financial Data Services, Canada ("IFDS Canada") is a corporate joint venture of the Company and State Street. DST Canada had been a wholly owned subsidiary of the Company since June 1993, but was contributed to the new joint venture in January 2001. IFDS Canada provides shareowner accounting and recordkeeping to international markets.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates and related goodwill amortization is as follows (in millions):

	Year Ended December 31,
	2001	2000	1999
BFDS	$3.5	$12.5	$8.9
IFDS U.K.	(3.5)	(2.1)	(5.3)
IFDS Canada	5.0
Other	(6.5)	1.0	3.0

	$(1.5)	$11.4	$6.6

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2001	2000	1999
Revenues	$544.4	$542.1	$439.3
Costs and expenses	520.3	500.4	412.6
Net income (loss)	24.1	41.7	26.7
Current assets	205.4	169.2
Noncurrent assets	351.6	284.8
Current liabilities	159.7	64.3
Noncurrent liabilities	171.6	182.7
Partners' and stockholders' equity	225.7	207.0

The Company's unconsolidated affiliates had a carrying value of $149.5 million and $121.5 million at December 31, 2001 and 2000, respectively. Advances to these unconsolidated affiliates were $43.3 million, $11.7 million and $18.0 million in 2001, 2000 and 1999, respectively. The Company recognized revenues from these unconsolidated affiliates of $147.4 million, $139.4 million and

$104.9 million in 2001, 2000 and 1999, respectively. The Company paid these unconsolidated affiliates $21.7 million, $11.1 million and $7.5 million in 2001, 2000 and 1999, respectively, for products, services and leases. At December 31, 2001 and 2000, the Company's unconsolidated affiliates owed the Company $11.3 million and $13.5 million, respectively. The Company owed $3.2 million to unconsolidated affiliates at December 31, 2001. The amount owed in 2000 was immaterial. In 2001, the Company paid $14.6 million to BFDS as the first installment related to the EquiServe acquisition. At December 31, 2001, the Company owed approximately $30.3 million to BFDS related to the EquiServe acquisition.

Goodwill of $6.4 million and $3.6 million at December 31, 2001 and 2000 is classified as part of the investments in the unconsolidated affiliates. Amortization expense related to this goodwill was $0.8 million, $0.3 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Net investment in leases of $4.7 million and $14.5 million at December 31, 2001 and 2000, respectively, reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

6. Goodwill, Intangibles and Other Assets

Intangibles and other assets include the following items (in millions):

	December 31,
	2001	2000
Goodwill	$206.8	$61.0
Intangibles	63.8	33.6

Total	270.6	94.6
Less accumulated amortization	72.6	52.1

Net	198.0	42.5
Other assets	9.3	4.4

Total	$207.3	$46.9

Amortization expense totaled $20.2 million, $11.4 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2001	2000
Mortgage notes	$24.8	$20.6
Revolving credit facilities	158.1	62.5
Acquisition installments	117.7
Other	6.3	6.9

	306.9	90.0
Less debt due within one year	63.5	21.3

Long-term debt	$243.4	$68.7

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are fixed and range from 7.5% to 10.0% at December 31, 2001.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) revolving credit facility with a syndicate of U.S. and international banks. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.100% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings. The Company has not obtained a credit rating and, accordingly, is not subject to the grid. In the event the Company obtains a credit rating, the grid would become operable and may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated tangible net assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

The $315 million revolving credit facility replaced the Company's previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. At December 31, 2001, there was $113.1 million outstanding under the $315 million revolving credit facility. No borrowings were outstanding under the previous facilities at December 31, 2000.

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2002. The subsidiary plans to renew the facility. Borrowings under the facility are available at rates based on the Euro dollar, fed funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder's equity of at least $300 million and to maintain certain interest coverage ratios. The subsidiary was in compliance with these provisions at December 31, 2001. In the event of non-compliance, an event of default may occur, which could result in the loan become immediately due and payable. At December 31, 2001 and 2000, there were $43.0 million and $50.0 million outstanding under the line of credit, respectively.

The acquisition installments represent the discounted remaining minimum purchase price installments for the acquisition of EquiServe (see Note 3). These installments are due at February 28, 2002, 2003 and 2004 and carry an interest rate of 4.07% to 4.86%. Included in the acquisition installments is $30.3 million due to BFDS.

Future principal payments of indebtedness at December 31, 2001 are as follows (in millions):

2002	$63.5
2003	41.9
2004	184.0
2005	3.0
2006	2.8
Thereafter	11.7

Total	$306.9

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt is considered to approximate fair value at December 31, 2001 and 2000.

8. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2001	2000	1999
U.S.	$322.9	$308.2	$187.4
International	30.6	28.5	26.9

Total	$353.5	$336.7	$214.3

Income tax expense consists of the following components (in millions):

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$97.4	$77.7	$55.1
State and local	6.9	8.7	5.2
International	10.0	12.5	8.2

Total current	114.3	98.9	68.5

Deferred
Federal	9.9	17.3	7.2
State and local	1.0	2.5	(0.1)
International	0.1	2.2	1.3

Total deferred	11.0	22.0	8.4

Total income tax expense	$125.3	$120.9	$76.9

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2001	2000	1999
Income tax expense using the statutory rate in effect	$123.7	$117.8	$75.0
Tax effect of:
State and local income taxes, net	5.2	7.3	3.3
International income taxes, net	(0.7)	4.7	1.1
Earnings of U.S. unconsolidated affiliates	(1.1)	(4.0)	(3.4)
Other	(1.8)	(4.9)	0.9

Total income tax expense	$125.3	$120.9	$76.9

Effective tax rate	35.4%	35.9%	35.9%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2001	2000
Liabilities:
Investments in available for sale securities	$(423.5)	$(496.1)
Unconsolidated affiliates and investments	(2.7)	(1.8)
Accumulated depreciation and amortization	(7.3)	(2.2)
Other	(1.9)	(1.9)

Gross deferred tax liabilities	(435.4)	(502.0)

Assets:
Book accruals not currently deductible for tax	21.6	20.9
Deferred compensation and other employee benefits	12.6	15.7
Other	3.1	5.7

Gross deferred tax assets	37.3	42.3

Net deferred tax liability	$(398.1)	$(459.7)

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2001, the cumulative amount of such unremitted earnings was $85.8 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2001 and 2000 were $4.9 million and $4.5 million, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

Prior to the Company's initial public offering in November, 1995, DST joined with Kansas City Southern Industries, Inc. "(KCSI") in filing a consolidated U.S. Corporation Income tax return. All tax years prior to and including the tax year ended December 31, 1990 have closed. IRS Examinations of the tax years ended through December 31, 1995 have been completed with the resolution of disputed matters arising from the examination of those years presently pending at the Appellate level of the IRS. As a result of having been a member of the KCSI and subsidiaries U.S. consolidated income tax return, the Company is contingently liable for taxes of any member of the consolidated group, should KCSI be unable to pay any such tax liability. The Company believes the likelihood is remote it will incur a liability as a result of this contingency.

From and after November 7, 1995, the Company began filing a consolidated return with its subsidiaries. The IRS has initiated an examination of the tax years ended December 31, 1995 and 1996 which examination is still in progress. Should the IRS propose adjustments to these returns, management believes it has adequate tax reserves to provide for any additional income tax expense which might result there from, as well as to provide for interest which might arise from additional tax assessments, if any. The Company's tax years ended December 31, 1998 and later are open to IRS examination, but none is scheduled at this time.

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

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Net income	$228.2	$215.8	$138.1

Average common shares outstanding	122.6	125.3	126.4
Incremental shares from assumed conversions of stock options	3.4	4.1	3.3

Diluted shares outstanding	126.0	129.4	129.7

Basic earnings per share	$1.86	$1.72	$1.09
Diluted earnings per share	$1.81	$1.67	$1.06

Comprehensive income

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2001	2000	1999
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(169.9)	$30.1	$298.1
Less reclassification adjustment for gains included in net income	(15.2)	(41.0)	(12.4)
Foreign currency translation adjustments	(1.7)	(3.4)	(0.7)
Deferred income taxes	72.3	4.2	(111.6)

Other comprehensive income (loss)	$(114.5)	$(10.1)	$173.4

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2001	2000	1999
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(66.4)	$11.8	$116.4
Less reclassification adjustment for gains included in net income	(5.9)	(16.0)	(4.8)

Deferred income taxes	$(72.3)	$(4.2)	$111.6

Stock issuance and repurchases

At December 31, 2001, the Company had 2.9 million shares remaining to be purchased under existing share repurchase programs. On February 26, 2002, the Company's Board of Directors extended the expiration of the above programs from September 30, 2002 to April 30, 2003. In addition, on February 26, 2002, the Board of Directors also authorized a new share repurchase program beginning March 4, 2002 and ending February 29, 2004 for up to six million shares. Shares repurchased under these programs will be utilized for the Company's stock award, employee stock purchase and stock option programs and general corporate purposes. The purchases may be made in private or market transactions and will be made in compliance with SEC regulations. The Company expended $250.3 million for approximately 6.8 million shares, $177.2 million for approximately 5.0 million shares and $52.2 million for approximately 1.7 million shares in 2001, 2000 and 1999, respectively, under these programs.

During the fourth quarter 1999, the first quarter 2000 and the third quarter 2001, the Company entered into forward stock purchase agreements for the repurchase of up to 11.5 million shares of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 5.4 million shares under these agreements for $182.8 million. As of December 31, 2001, the cost to settle a remaining forward purchase agreement, which expires in September 2002, would be approximately $42.3 million for approximately 1.0 million shares of common stock. The agreement allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

The Company had 7.2 million and 2.9 million shares of common stock held in treasury at December 31, 2001 and 2000, respectively.

Stock based compensation

At December 31, 2001, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based

Compensation," the Company's net income would have been reduced to the following pro forma amounts:

		Year Ended December 31,
		2001	2000	1999
Net income (millions):	As reported	$228.2	$215.8	$138.1
	Pro forma	201.0	192.3	120.0
Basic earnings per share:	As reported	1.86	1.72	1.09
	Pro forma	1.64	1.54	0.95
Diluted earnings per share:	As reported	1.81	1.67	1.06
	Pro forma	1.60	1.49	0.93

Stock option plans

The weighted average fair value of options granted was $16.66, $10.18 and $10.01 for 2001, 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: expected option term of 3.1, 2.3 and 5.0 years, volatility of 42.4%, 38.5% and 29.4%, dividend yield of 0% and risk-free interest rate of 3.8%, 6.4% and 5.3%.

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

Summary stock option activity is presented in the table below (shares in millions):

	Year Ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	12.3	$25.91	11.0	$18.43	10.6	$14.64
Granted	4.0	51.30	5.7	33.62	3.0	27.72
Exercised	(4.3)	20.59	(3.8)	16.20	(2.2)	12.10
Forfeited	(0.1)	56.99	(0.6)	24.33	(0.4)	21.66

Outstanding at December 31	11.9	$36.06	12.3	$25.91	11.0	$18.43

Exercisable at December 31	6.9	$25.84	6.2	$19.33	7.0	$14.51

Summary information concerning outstanding and exercisable stock options as of December 31, 2001 follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per share	Number of Options (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number of Options (in millions)	Weighted Average Exercise Price per share
$10.09 — $10.76	0.8	3.7	$10.38	0.8	$10.38
13.11 — 20.87	0.7	5.2	15.54	0.7	15.40
23.90 — 29.70	5.2	7.3	28.15	5.2	28.16
31.17 — 40.00	0.4	8.2	37.18
40.10 — 49.65	2.3	9.1	45.34
50.80 — 59.91	1.2	7.8	55.62	0.2	57.24
60.00 — 68.30	1.2	9.0	60.41
74.06 — 74.06	0.1	8.9	74.06

$10.09 — $74.06	11.9	7.5	$36.06	6.9	$25.84

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.2 million shares were issued under the Plan in 2001. At December 31, 2001, there were approximately 1.6 million shares available for future offerings. The fair value of purchase rights granted in 2001 and 2000 was $13.26 and $8.05, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: expected option term of 1.0 and 0.64 year, volatility of 44.2% and 38.7%, dividend yield of 0% and risk-free interest rate of 3.0% and 6.8%.

Rights plan

The Company is party to a Stockholders' Rights Agreement (the "Rights Plan") dated as of October 6, 1995, and amended as of July 9, 1998, September 10, 1999 and September 25, 2001. Each share of the Company's common stock held of record on October 18, 1995 (when Kansas City Southern Industries, Inc. ("KCSI") was then the sole stockholder of the Company) and all shares of common stock issued in and subsequent to the Company's initial public offering has received one Right. Each Right entitles its holder to purchase 1/1000th share of preferred stock of the Company, or in some circumstances, other securities of the Company. In certain circumstances, the Rights entitle their holders to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company's assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an "Acquiring Person"), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company's common stock, or ten days following the commencement or announcement of any person's intention to make a tender offer or exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. Stilwell Management, Inc. ("Stilwell"), which holds approximately 33.0% of the outstanding shares of the Company's common stock, and certain entities affiliated with Stilwell are in certain circumstances excluded from the definition of an "Acquiring Person" under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an acquiring person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

10. Benefits Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. The total expense under these plans was $17.0 million, $13.4 million and $15.5 million in 2001, 2000 and 1999, respectively.

EquiServe sponsored a defined contribution and defined benefit cash balance plan covering substantially all employees following the completion of the eligibility period. The defined contribution plans provide for employer contributions based primarily on employee participation and are made at the discretion of the Board of Directors. Total expense under the defined contribution plans was $1.7 million for the nine months ended December 31, 2001. The EquiServe defined contribution plans were frozen on December 31, 2001, and EquiServe employees began participating in the DST sponsored defined contribution plans on January 1, 2002. The EquiServe defined benefit cash balance plan provides for each eligible employee's cash balance account to be credited a percentage of the employee's compensation based on years of service. At December 31, 2001, the defined benefit plan had an accumulated benefit obligation of $7.5 million and fair value of plan assets of $7.4 million, resulting in an accrued liability of $0.1 million. Net periodic pension cost was approximately $2.2 million for the nine months ended December 31, 2001. The key weighted average assumptions for 2001 was a discount rate of 7.25%, an expected rate of return on plan assets of 9.0% and a salary scale of 5.0%. The EquiServe defined benefit plan was frozen effective December 31, 2001.

Prior to 1998, DST participated in a multi-employer ESOP. In January 1998, the Company formed The DST Systems, Inc. Employee Stock Ownership Plan ("DST ESOP") and transferred all balances from DST's portion of the multi-employer ESOP to the DST ESOP. This plan provides for employer contributions, made at the discretion of the Board of Directors, based primarily upon employee participation. The total expense under this plan was $1.0 million in 1999. On January 1, 2000, all active DST ESOP participants became fully vested and no future contributions to the plan are anticipated.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $24.9 million and $27.1 million at December 31, 2001 and 2000, respectively.

11. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2001	2000	1999
Interest paid during the year	$8.0	$5.3	$5.0
Income taxes paid during the year	69.0	77.5	55.2

In 2000, the Company acquired the remaining 50% of Corporate Document Systems, Inc. through a stock for stock exchange. The value of the DST stock on the acquisition date was $5.5 million.

12. Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $93.0 million, $91.0 million and $59.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $5.8 million, $8.8 million and $8.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has letters of credit of $8.0 million, $10.1 million and $8.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The letters of credit are secured by the Company's debt facility.

The Company entered into an agreement to lease an office facility that has a put option that obligates the Company to purchase the facility upon proper notice. The purchase price would be approximately $29 million.

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

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2001 were not significant.

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

The Company has entered into an agreement to guarantee 100% of a $40 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner's obligations under the agreement. At December 31, 2001, borrowings of $27.5 million were outstanding under this credit facility, which expires in December 2002.

The Company has entered into an agreement to guarantee 50% of a $3.2 million construction loan of a 50% owned joint venture. The construction loan expires in August 2002.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in December 2002.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada, and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the notional amounts of the interest rate hedge obligations.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party's stock at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable, however the amount could be material.

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Total
2002	$63.5	$68.7	$27.7	$159.9
2003	41.9	58.7	28.8	129.4
2004	184.0	36.8	31.3	252.1
2005	3.0	19.9	32.9	55.8
2006	2.8	16.6	15.0	34.4
Thereafter	11.7	68.9	8.7	89.3

Total	$306.9	$269.6	$144.4	$720.9

Debt includes mortgage notes, revolving credit facilities, acquisition installments and other debt described in Note 7 above.

The Company's other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees	Other Commercial Commitments	Total
2002	$5.1	$31.6	$45.0	$81.7
2003	1.8	1.9		3.7
2004		1.9		1.9
2005		1.9		1.9
2006		2.0		2.0
Thereafter		21.7		21.7

Total	$6.9	$61.0	$45.0	$112.9

13. Segment and Geographic Information

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company's real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other Segment. The Company evaluates the performance of its segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

	Year Ended December 31, 2001
	Financial Services	Output Solutions	Customer Management	Investments/Other	Eliminations		Consolidated Total
External revenues	$898.8	$551.6	$198.8	$10.8	$		$1,660.0
Intersegment revenues	4.9	60.1		29.3		(94.3)

Total revenues	903.7	611.7	198.8	40.1		(94.3)	1,660.0
Costs and expenses	606.4	503.7	167.9	23.4		(94.3)	1,207.1
Depreciation and amortization	74.9	42.5	32.4	9.6			159.4

Income from operations	222.4	65.5	(1.5)	7.1			293.5
Other income, net	9.3	2.4		24.5			36.2
Gain on sale of PAS	32.8						32.8
Equity in losses of unconsolidated affiliates	(1.1)			(0.4)			(1.5)

Earnings before interest and income taxes	$263.4	$67.9	$(1.5)	$31.2	$		$361.0

	Year Ended December 31, 2000
	Financial Services	Output Solutions	Customer Management	Investments/Other	Eliminations		Consolidated Total
External revenues	$619.5	$538.3	$195.0	$9.3	$		$1,362.1
Intersegment revenues	1.5	53.9		23.9		(79.3)

Total revenues	621.0	592.2	195.0	33.2		(79.3)	1,362.1
Costs and expenses	372.6	491.5	163.9	20.2		(79.3)	968.9
Depreciation and amortization	69.1	35.7	16.0	7.8			128.6

Income from operations	179.3	65.0	15.1	5.2			264.6
Other income, net	4.5	0.1	0.1	61.6			66.3
Equity in earnings (losses) of unconsolidated affiliates	11.3	0.2		(0.1)			11.4

Earnings before interest and income taxes	$195.1	$65.3	$15.2	$66.7	$		$342.3

	Year Ended December 31, 1999
	Financial Services	Output Solutions	Customer Management	Investments/Other	Eliminations		Consolidated Total
External revenues	$553.3	$459.3	$203.0	$11.9	$		$1,227.5
Intersegment revenues	1.6	52.9		21.0		(75.5)

Total revenues	554.9	512.2	203.0	32.9		(75.5)	1,227.5
Costs and expenses	365.6	430.2	167.3	17.4		(75.5)	905.0
Depreciation and amortization	66.5	33.0	14.4	8.9			122.8

Income from operations	122.8	49.0	21.3	6.6			199.7
Other income (loss), net	(1.0)	0.2	(0.6)	14.5		0.1	13.2
Equity in earnings of unconsolidated affiliates	6.1	0.2		0.3			6.6

Earnings before interest and income taxes	$127.9	$49.4	$20.7	$21.4		$0.1	$219.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $7.5 million, $5.6 million and $5.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, is equal to the Company's income before income taxes and minority interests on a consolidated basis for the corresponding year.

The Financial Services Segment derives its revenues from two primary products and services. Revenues from shareowner accounting products and services totaled $795.4 million, $510.3 million and $434.5 million in 2001, 2000 and 1999, respectively. Revenues from portfolio/investment management accounting products and services totaled $92.4 million, $91.9 million and $96.6 million in 2001, 2000 and 1999, respectively.

Information concerning principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2001	2000	1999
Revenues (1):
U.S.	$1,503.7	$1,189.6	$1,047.1
U.K.	67.2	55.3	57.8
Australia	22.9	23.1	16.8
Canada	16.3	36.9	39.4
Hong Kong	5.9	4.5	5.3
Netherlands	5.0	8.2	9.1
France	4.1	1.1	5.5
Spain	3.9	0.2	0.6
South Africa	3.7	6.0	5.7
Japan	3.1	9.3	1.8
Others	24.2	27.9	38.4

	$1,660.0	$1,362.1	$1,227.5

(1)
Revenues are attributed to countries based on location of the client.

	December 31,
	2001	2000
Long-lived assets:
U. S.	$617.6	$399.3
Europe	23.9	22.7
Canada	5.6	10.3
Others	7.9	8.4

	$655.0	$440.7

14. Quarterly Financial Data (Unaudited)

(dollars in millions, except per share amounts):

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$371.0	$451.6	$420.8	$416.6	$1,660.0
Cost and expenses	262.0	334.9	310.7	299.5	1,207.1
Depreciation and amortization	31.3	39.2	39.9	49.0	159.4

Income from operations	77.7	77.5	70.2	68.1	293.5
Interest expense	(1.2)	(1.9)	(1.7)	(2.7)	(7.5)
Other income, net	6.6	7.0	5.9	16.7	36.2
Gain on sale of PAS		32.8			32.8
Equity in earnings (losses) of unconsolidated affiliates	0.9	0.3	0.5	(3.2)	(1.5)

Income before income taxes	84.0	115.7	74.9	78.9	353.5
Income taxes	29.5	41.9	26.3	27.6	125.3

Net income	$54.5	$73.8	$48.6	$51.3	$228.2

Basic average shares outstanding	124.2	123.0	123.0	120.4	122.6
Basic earnings per share	$0.44	$0.60	$0.40	$0.43	$1.86 (1)
Diluted average shares outstanding	128.5	126.3	125.8	122.9	126.0
Diluted earnings per share	$0.42	$0.58	$0.39	$0.42	$1.81
Common stock price ranges: High	$66.25	$56.21	$59.26	$50.45	$66.25
Low	$44.37	$41.71	$39.90	$40.03	$39.90

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2001 quarterly earnings per share may not equal the total computed for the year.

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$340.4	$337.0	$335.5	$349.2	$1,362.1
Cost and expenses	245.1	241.2	238.0	244.6	968.9
Depreciation and amortization	31.6	31.7	31.6	33.7	128.6

Income from operations	63.7	64.1	65.9	70.9	264.6
Interest expense	(1.4)	(1.5)	(1.6)	(1.1)	(5.6)
Other income, net	21.3	7.5	3.4	34.1	66.3
Equity in earnings of unconsolidated affiliates	4.1	3.5	2.2	1.6	11.4

Income before income taxes	87.7	73.6	69.9	105.5	336.7
Income taxes	31.5	26.4	25.1	37.9	120.9

Net income	$56.2	$47.2	$44.8	$67.6	$215.8

Basic average shares outstanding	125.8	125.5	125.0	124.8	125.3
Basic earnings per share	$0.45	$0.38	$0.36	$0.54	$1.72	(1)
Diluted average shares outstanding	128.8	129.3	129.5	129.6	129.4
Diluted earnings per share	$0.44	$0.37	$0.35	$0.52	$1.67	(1)
Common stock price ranges: High	$37.50	$42.41	$59.13	$74.06	$74.06
Low	$26.69	$31.94	$38.00	$49.28	$26.69

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2000 quarterly earnings per share may not equal the total computed for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 14, 2002 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2001.

(a)  Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings "Proposal—Election of Two Directors" and "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)  Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers and Significant Employees of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)  Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors—Compensation of Directors" and under "Executive Compensation Matters" in the Company's Proxy Statement (other than the "DST Compensation Committee Report on Executive Compensation" and the "Stock Performance Graph") is hereby incorporated herein by reference in response to this Item 11.

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

Item 13.  Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "The Board of Directors—Compensation Committee Interlocks and Insider Participation; Certain Business

Relationships" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

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

  (3)
  List of Exhibits

  The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

2	The Company's Agreement and Plan of Merger, dated September 2, 1998 by and among DST Systems, Inc., DST Acquisitions, Inc. and USCS International, Inc, which is attached as Exhibit 2 to the Company's Registration Statement on Form S-4 dated November 20, 1998, (Commission File No. 333-67611) ("S-4"), is hereby incorporated by reference as Exhibit 2.

3. Articles of Incorporation and by-laws

3.1	The Company's Amended Delaware Certificate of Incorporation, as restated ("Certificate"), which is attached as Exhibit 3.1 to the Company's Registration Statement filed on September 1, 1995, as amended (Registration No. 33-96526) (the "IPO Registration Statement"), is hereby incorporated by reference as Exhibit 3.1.
3.1.1
The Company's Certificate of Amendment dated May 9, 2000 of Certificate, which is attached as Exhibit 3.1 to the Company's Form 10-Q dated May 15, 2000 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 3.1.1.
3.2
The Company's Amended and Restated By-laws as adopted August 28, 1995 and amended and restated December 12, 2000, which are attached as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 3.2.

4. Instruments defining the rights of security holders, including indentures

4.1	The Registration Rights Agreement dated October 24, 1995, between Kansas City Southern Industries, Inc. ("KCSI") and the Company ("KCSI Registration Rights Agreement"), which is attached as Exhibit 4.1 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1.

4.1.1
The First Amendment dated June 30, 1999 to the KCSI Registration Rights Agreement, which amendment is attached as Exhibit 4.15.1 to the Company's Form 10-Q dated August 13, 1999, is hereby incorporated by reference as Exhibit 4.1.1.
4.1.2
The Assignment, Consent and Acceptance dated August 11, 1999 pertaining to the KCSI Registration Rights Agreement and among the Company, KCSI, and Stilwell Financial, Inc., which is attached as Exhibit 4.15.2 to the Company's Form 10-Q dated August 13, 1999 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 4.1.2.
4.2
The Certificate of Designations dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.2.
4.3
The summary of the preferred share purchase rights set forth in the Company's Registration Statement on Form 8-A dated November 15, 1995 and Form 8-A12B dated January 21, 1998 (collectively, the "Form 8-A") (Commission File No. 1-14036), and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust Company, as rights agent ("Rights Agreement"), which is attached as Exhibit 4.4 to the Company's IPO Registration Statement, are hereby incorporated by reference as Exhibit 4.3.
4.3.1
The First Amendment dated as of July 9, 1998 to the Rights Agreement, which amendment is attached as Exhibit 99 to Amendment No. 1 dated July 30, 1998 to the Form 8-A (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.1.
4.3.2
The Second Amendment dated as of September 10, 1999 to the Rights Agreement, which amendment is attached as Exhibit 99 to Amendment No. 2 dated September 27, 1999 to the Form 8-A (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.2.
4.3.3
The Third Amendment dated as of September 25, 2001 to the Rights Agreement, which amendment is attached as Exhibit 99 to Amendment No. 3 dated November 26, 2001 to the Form 8-A (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.3.
4.3.4
The Assignment, Acceptance and Consent dated as of November 7, 2001 and among the Company, State Street Bank and Trust Company, and EquiServe Trust Company, N.A., and pertaining to the Rights Agreement, is attached hereto as Exhibit 4.3.4.
4.4
The Registration Rights Agreement dated October 31, 1995, between the Company and UMB Bank, N.A. ("UMB") as trustee of The Employee Stock Ownership Plan of DST Systems, Inc., which is attached as Exhibit 4.4 to the Company's Annual Report for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.
4.5
The description of the Company's common stock, par value $0.01 per share, set forth in the Company's Registration Statement on Form 8-A dated October 30, 1995 and Form 8-A12B dated January 21, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.5.
4.6	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1 are hereby incorporated by reference as Exhibit 4.6.
4.7	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.7.

4.8
The Affiliate Agreement with James C. Castle, dated October 28, 1998, which is attached as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.
4.9
The Affiliate Agreement with George L. Argyros, Sr., dated September 3, 1998, which is attached as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.9.
4.10
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

9. Voting Trust Agreement

Not applicable.

10. Material Contracts

10.1	The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance dated June 1, 1974 ("State Street Agreement"), which is attached as Exhibit 10.14 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.
10.1.1	The Amendment dated October 1, 1987 to the State Street Agreement, which amendment is attached as Exhibit 10.14.1 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.1.
10.1.2	The Amendment dated February 6, 1992 to the State Street Agreement, which amendment is attached as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.2. Portions of this agreement are subject to confidential treatment.
10.2	The Agreement among the Company, Financial Holding Corporation, KCSI and Argus Health Systems, Inc. dated June 30, 1989, which is attached as Exhibit 10.16 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.2.
10.3	The Stock Transfer Restriction and Option Agreement between the Company, Argus Health Systems, Inc. and Financial Holding Corporation dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.3.
10.4	The Company's Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.
10.5	The Company's Executive Incentive Plan as amended and restated as of February 26, 2002, is attached hereto as Exhibit 10.5.
10.6	The Company's Supplemental Executive Retirement Plan effective January 1, 1999 ("Executive Retirement Plan"), which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.

10.6.1	The First Amendment dated as of February 26, 2002 to the Executive Retirement Plan is attached hereto as Exhibit 10.6.1.
10.7	The Company's Directors' Deferred Fee Plan, amended and restated as of February 26, 2002, is attached hereto as Exhibit 10.7.
10.8	The USCS International, Inc. Deferred Compensation Plan, which is attached as Exhibit 10.7 to USCS International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-28268), is hereby incorporated by reference as Exhibit 10.8.
10.9	The USCS International, Inc. Bonus Deferral Plan, which is attached as Exhibit 4.1 to USCS International, Inc.'s Registration Statement on Form S-8 dated August 29, 1997 (Registration No. 333-34801), is hereby incorporated by reference as Exhibit 10.9.
10.10	The Boston EquiServe, L.P. Deferred Compensation Plan, dated as of January 1, 1995, is attached hereto as Exhibit 10.10.
10.11	The form of Trust Agreement between the Company as settlor and UMB as Trustee dated December 31, 1987, with amendments through November 1, 1995 ("Officer Trust"), which is attached as Exhibit 10.20 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.11.
10.11.1	The Eighth Amendment dated December 31, 1998 to the Officer Trust, which amendment is attached as Exhibit 10.16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.1.
10.11.2	The Ninth Amendment dated December 11, 2001 to the Officer Trust is attached hereto as Exhibit 10.11.2.
10.12	The Employment Agreement between the Company and Thomas A. McDonnell dated as of January 1, 2001, is attached hereto as Exhibit 10.12.
10.13	The Employment Agreement between the Company and Thomas A. McCullough dated as of January 1, 2001, is attached hereto as Exhibit 10.13.
10.14	The Employment Agreement between the Company and Charles W. Schellhorn, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.
10.15	The USCS International, Inc. 1996 Directors' Stock Option Plan (the "USCS Directors' Option Plan") dated as of April 18, 1996, which is attached as Exhibit 10.5 to USCS International, Inc.'s Registration Statement on Form S-1 (Registration No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.15.*
10.15.1	The First Amendment dated February 22, 1998, to the USCS Directors' Option Plan, which amendment is attached as Exhibit 4.6.2 to the Company's Registration Statement on Form S-8 dated March 2, 1999 (Registration No. 333-73241), is hereby incorporated by reference as Exhibit 10.15.1.*
10.16	The USCS International, Inc. 1988 Incentive Stock Option Plan ("the 1988 USCS Option Plan") dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.*
10.16.1	The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.1.*

10.17	The USCS International, Inc. 1990 Stock Option Plan ("the 1990 USCS Option Plan") dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.*
10.17.1	The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.1.*
10.18	The USCS International, Inc. 1993 Incentive Stock Option Plan ("the 1993 USCS Option Plan") dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.18.*
10.18.1	The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.18.1.*
10.19	The USCS International, Inc. 1996 Stock Option Plan ("the 1996 USCS Option Plan") dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.19.*
10.19.1	The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.19.1.*
10.19.2	The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.19.2.*
10.19.3	The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company's Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.19.3.*
10.20	The Company's 1995 Stock Option and Performance Award Plan, amended and restated as of September 25, 2001, which is attached as Exhibit 10.26 to the Company's Form 10-Q dated November 14, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.
10.21	The Employment Agreement between the Company and J. Michael Winn, dated June 23, 1993, which is attached as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.
10.22	Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, among the Company, Fleet National Bank, BancBoston Services, Inc. and DST EquiServe, Inc., which is attached as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22. Portions of this agreement are subject to confidential treatment.

10.23	Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, among the Company, First Chicago Trust Company of New York, FCTC General, Inc. and DST EquiServe, Inc., which is attached as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23. Portions of this agreement are subject to confidential treatment.

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

18. Letter re change in accounting principles

Not applicable.

21. Subsidiaries of the Company

The list of the Company's significant subsidiaries is attached hereto as Exhibit 21.1.

22. Published report regarding matters submitted to vote of security holders

Not applicable.

23. Consents of experts and counsel

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.

24. Power of attorney

Not applicable.

99. Additional exhibits

Not applicable.

(b)  Reports on Form 8-K during the last calendar quarter

The Company filed a Form 8-K dated October 24, 2001, under Item 5 of such form, reporting the announcement of financial results for the quarter ended September 30, 2001.

The Company filed a Form 8-K dated November 16, 2001, under Item 5 of such form, reporting the announcement of the resignation of George L. Argyros, who became a director of the Registrant on December 21, 1998, because of his nomination to serve as United States Ambassador to Spain.

The Company filed a Form 8-K dated December 11, 2001, under Item 5 of such form, reporting that the Registrant's Board of Directors (the "Board") has decreased the size of the Board to seven (7) directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST SYSTEMS, INC.
	By:	/s/ Thomas A. McDonnell Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
Dated: February 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2002.

/s/ A. Edward Allinson A. Edward Allinson Director	/s/ Thomas A. McDonnell Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
/s/ Michael G. Fitt Michael G. Fitt Director	/s/ Thomas A. McCullough Thomas A. McCullough Executive Vice President, Chief Operating Officer and Director
/s/ William C. Nelson William C. Nelson Director	/s/ Kenneth V. Hager Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ M. Jeannine Standjord M. Jeannine Standjord Director	/s/ Gregg Wm. Givens Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ James C. Castle James C. Castle Director

DST Systems, Inc.,
2001 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
4.3.4	The Assignment, Acceptance and Consent dated as of November 7, 2001 and among the Company, State Street Bank and Trust Company, and EquiServe Trust Company, N.A., and pertaining to the Rights Agreement
10.5	The Company's Executive Incentive Plan as amended and restated on February 26, 2002
10.6.1	The First Amendment dated as of February 26, 2002 to the Executive Retirement Plan
10.7	The Company's Directors' Deferred Fee Plan, amended and restated as of February 26, 2002
10.10	The Boston EquiServe, L.P. Deferred Compensation Plan, dated as of January 1, 1995
10.11.2	The Ninth Amendment dated December 11, 2001 to the Officer Trust
10.12	The Employment Agreement between the Company and Thomas A. McDonnell dated as of January 1, 2001
10.13	The Employment Agreement between the Company and Thomas A. McCullough dated as of January 1, 2001
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants

QuickLinks

Table of Contents
CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS
PART I
  Item 1. Business
RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS
NARRATIVE DESCRIPTION OF BUSINESS
FINANCIAL SERVICES SEGMENT
OUTPUT SOLUTIONS SEGMENT
CUSTOMER MANAGEMENT SEGMENT
INVESTMENTS AND OTHER SEGMENT
SOFTWARE DEVELOPMENT AND MAINTENANCE
EMPLOYEES
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Stock and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Changes in Stockholders’ Equity
Consolidated Statement of Cash Flows
PART III
PART IV
SIGNATURES
Annual Report Index to Exhibits