Form 10-Q
period 2002-03-31
DST SYSTEMS INC
filed 2002-05-15
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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


                                 (816) 435-1000
              (Registrant's telephone number, including area code)


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


              Number of shares outstanding of the Company's common
                           stock as of April 30, 2002:
                   Common Stock $0.01 par value - 119,709,187

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2002
                                Table of Contents

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Introductory Comments                                              3

           Condensed Consolidated Balance Sheet
           March 31, 2002 and December 31, 2001                               4

           Condensed Consolidated Statement of Income -
           Three Months Ended March 31, 2002 and 2001                         5

           Condensed Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2002 and 2001                         6

           Notes to Condensed Consolidated Financial Statements            7-12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      13-20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        21

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 22

Item 2.    Changes in Securities and Use of Proceeds                         22

Item 3.    Defaults Upon Senior Securities                                   22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information                                                 23

Item 6.    Exhibits and Reports on Form 8-K                                  24

SIGNATURE                                                                    24


The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

                                DST Systems, Inc.
                                    Form 10-Q
                                 March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year 2002.

                                DST Systems, Inc.
                   Condensed Consolidated Balance Sheet
              (dollars in millions, except per share amounts)
                                   (unaudited)
                                                    March 31,   December 31,
                                                      2002          2001
                                                   ----------   -----------
 ASSETS
 Current assets
    Cash and cash equivalents                      $    80.9    $     84.4
    Transfer agency investments                         47.2          60.6
    Accounts receivable                                413.8         361.8
    Other current assets                               105.2          98.0
                                                   ----------   -----------
                                                       647.1         604.8
 Investments                                         1,488.1       1,436.4
 Properties                                            470.0         455.5
 Goodwill                                              177.6         170.5
 Intangibles                                            27.0          27.5
 Other assets                                           11.5           9.3
                                                   ----------   -----------
      Total assets                                 $ 2,821.3     $ 2,704.0
                                                   ==========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
    Debt due within one year                       $    48.1    $     63.5
    Transfer agency deposits                            47.2          60.6
    Accounts payable                                   110.5         111.2
    Accrued compensation and benefits                   67.5          77.3
    Deferred revenues and gains                         65.7          54.7
    Other liabilities                                  123.3         104.1
                                                   ----------   -----------
                                                       462.3         471.4
 Long-term debt                                        247.4         243.4
 Deferred income taxes                                 451.4         427.2
 Other liabilities                                      88.6          89.6
                                                   ----------   -----------
                                                     1,249.7       1,231.6
                                                   ----------   -----------
 Commitments and contingencies
                                                   ----------   -----------

 Stockholders' equity
    Common stock, $0.01 par; 300 million shares
      authorized, 127.6 million shares issued            1.3           1.3
    Additional paid-in capital                         387.2         392.1
    Retained earnings                                1,019.0         960.2
    Treasury stock (6.8 million and 7.2 million
      shares respectively), at cost                   (274.1)       (289.3)
    Accumulated other comprehensive income             438.2         408.1
                                                   ----------   -----------
      Total stockholders' equity                     1,571.6       1,472.4
                                                   ----------   -----------
      Total liabilities and stockholders' equity   $ 2,821.3    $  2,704.0
                                                   ==========   ===========



   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
                     Condensed Consolidated Statement of Income
                      (in millions, except per share amounts)
                                   (unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                         2002             2001
                                                    ---------------  ---------------
Operating revenues                                      $    426.6       $    369.6
Out-of-pocket reimbursements                                 194.3            169.1
                                                    ---------------  ---------------

Total revenues                                               620.9            538.7

Costs and expenses                                           507.0            429.7
Depreciation and amortization                                 32.6             31.3
                                                    ---------------  ---------------

Income from operations                                        81.3             77.7

Interest expense                                              (2.8)            (1.2)
Other income, net                                              8.1              6.6
Equity in earnings of unconsolidated affiliates                2.5              0.9
                                                    ---------------  ---------------

Income before income taxes                                    89.1             84.0
Income taxes                                                  30.3             29.5
                                                    ---------------  ---------------

Net income                                               $    58.8        $    54.5
                                                    ===============  ===============

Average common shares outstanding                            120.6            124.2
Diluted shares outstanding                                   122.6            128.5

Basic earnings per share                                    $ 0.49           $ 0.44
Diluted earnings per share                                  $ 0.48           $ 0.42







   The accompanying notes are an integral part of these financial statements.

                                                DST Systems, Inc.
                                  Condensed Consolidated Statement of Cash Flows
                                                  (in millions)
                                                   (unaudited)

                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                          $    58.8           $    54.5
                                                                              ----------------    ----------------

     Depreciation and amortization                                                       32.6                31.3
     Equity in earnings of unconsolidated affiliates                                     (2.5)               (0.9)
     Net realized gain on investments                                                    (3.7)               (3.2)
     Deferred taxes                                                                       2.5                (3.2)
     Changes in accounts receivable                                                     (52.6)               14.7
     Changes in other current assets                                                     (3.6)               (7.5)
     Changes in accounts payable and accrued liabilities                                 20.0               (13.3)
     Other, net                                                                           0.9                (1.3)
                                                                              ----------------    ----------------
Total adjustments to net income                                                          (6.4)               16.6
                                                                              ----------------    ----------------
     Net                                                                                 52.4                71.1
                                                                              ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                        14.7                12.5
Investments and advances to unconsolidated affiliates                                                       (14.4)
Investments in securities                                                               (10.7)              (13.2)
Capital expenditures                                                                    (50.5)              (50.7)
Payment for purchase of subsidiaries, net of cash acquired                               (5.5)              (20.6)
Other, net                                                                                1.0                 1.2
                                                                              ----------------    ----------------
     Net                                                                                (51.0)              (85.2)
                                                                              ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                                    8.4                10.3
Principal payments on long-term debt                                                    (54.5)               (1.6)
Net increase in revolving credit facilities and notes payable                            45.0                64.5
Common stock repurchased                                                                 (3.8)              (93.8)
                                                                              ----------------    ----------------
     Net                                                                                 (4.9)              (20.6)
                                                                              ----------------    ----------------

Net decrease in cash and cash equivalents                                                (3.5)              (34.7)
Cash and cash equivalents at beginning of period                                         84.4               116.2
                                                                              ----------------    ----------------

Cash and cash equivalents at end of period                                          $    80.9           $    81.5
                                                                              ================    ================





   The accompanying notes are an integral part of these financial statements.

                                DST Systems, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year 2002.

Revenue recognition

Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements received for "Out-of-Pocket" ("OOP") Expenses Incurred ("EITF No. 01-14"), formerly EITF Topic No. D-103. Prior to the issuance of EITF No. 01-14, the Company netted the OOP expense reimbursements from customers with the applicable OOP expenditures. The Company's significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. Under EITF No. 01-14, the Company is required to record the reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF No. 01-14 did not impact income from operations or net income. Comparative financial statements for prior periods have been reclassified to comply with the new guidance. For each segment, total revenues are reported in two categories, operating revenues (which correspond to amounts previously reported) and OOP reimbursements. OOP expenses are included in costs and expenses.

2.  EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 26.5 million shareholder accounts for approximately 1,400 publicly traded companies. A restructuring provision of $15.9 million was recorded for employee severances and contract termination costs related to the acquisition. The Company utilized $1.3 million in the three months ended March 31, 2002 related to the restructuring provision.

The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 234 employees have been separated from the Company as of March 31, 2002. The remaining employee severances of approximately $9.2 million are expected to be paid in 2002. Contract termination costs of approximately $3.4 million were paid in 2001.

The accrued costs relate primarily to employee severance benefits which are expected to be paid in 2002 and to facilities that were closed. Lease payments on closed facilities have terms which end in 2002. The costs of transitioning the continuing business have not been accrued.

3.  Investments

Investments are as follows (in millions):

                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            March 31,        December 31,
                                                         Percentage              2002               2001
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%                  $    708.4         $    668.4
     Computer Sciences Corporation                           5%                       438.1              422.8
     Euronet Worldwide, Inc.                                 9%                        31.8               40.5
     Other available-for-sale securities                                              120.6              117.8
                                                                            ----------------   ----------------
                                                                                    1,298.9            1,249.5
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       65.9               63.9
     International Financial Data Services, U.K.             50%                       10.1               10.5
     International Financial Data Services, Canada           50%                       13.9               12.9
     Other unconsolidated affiliates                                                   63.0               62.2
                                                                            ----------------   ----------------
                                                                                      152.9              149.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                           3.7                4.7
     Other                                                                             32.6               32.7
                                                                            ----------------   ----------------
                                                                                       36.3               37.4
                                                                            ----------------   ----------------

Total investments                                                                $  1,488.1       $    1,436.4
                                                                            ================   ================



Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                                       March 31,         December 31,
                                                          2002               2001
                                                    -----------------  -----------------
Cost                                                       $   567.2          $   569.0
Gross unrealized gains                                         735.3              683.8
Gross unrealized losses                                         (3.6)              (3.3)
                                                    -----------------  -----------------
Market value                                               $ 1,298.9          $ 1,249.5
                                                    =================  =================

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

                                                           For the Three Months
                                                             Ended March 31,
                                                          2002             2001
                                                      --------------  ---------------

Boston Financial Data Services, Inc.                          $ 1.9            $ 1.6
International Financial Data Services, U.K.                    (0.2)            (0.2)
International Financial Data Services LP                        0.2              0.9
Other                                                           0.6             (1.4)
                                                      --------------  ---------------
                                                              $ 2.5            $ 0.9
                                                      ==============  ===============


4.  Goodwill and Intangibles

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

If SFAS No. 142 would have been adopted at January 1, 2001, the Company would have reported net income and diluted earnings per share as follows:

                                                         For the Three Months
                                                            Ended March 31,
                                                         2002             2001
                                                    ---------------  ---------------

Reported net income (in millions)                           $ 58.8           $ 54.5
Add goodwill amortization (net of tax)                                          1.4
                                                    ---------------  ---------------

Adjusted net income                                         $ 58.8           $ 55.9
                                                    ===============  ===============

Basic earnings per share
  Reported net income                                       $ 0.49           $ 0.44
  Goodwill amortization (net of tax)                                           0.01
                                                    ---------------  ---------------

  Adjusted net income                                       $ 0.49           $ 0.45
                                                    ===============  ===============

Diluted earnings per share
  Reported net income                                       $ 0.48           $ 0.42
  Goodwill amortization (net of tax)                                           0.01
                                                    ---------------  ---------------

  Adjusted net income                                       $ 0.48           $ 0.43
                                                    ===============  ===============

The following table summarizes intangible assets (in millions):

                                                             March 31, 2002                       December 31, 2001
                                                    ----------------------------------    ----------------------------------
                                                      Gross Carrying    Accumulated         Gross Carrying    Accumulated
                                                        Amount          Amortization           Amount         Amortization
                                                    ----------------   ---------------    -----------------  ---------------

Amortized intangible assets:
  Customer relationships                                     $ 28.3             $ 1.4               $ 28.3            $ 0.9
  Intellectual property                                                                                9.8              9.8
  Other                                                         0.2               0.1                  2.2              2.1
                                                    ----------------   ---------------    -----------------  ---------------

Total                                                        $ 28.5             $ 1.5               $ 40.3           $ 12.8
                                                    ================   ===============    =================  ===============


Amortization of intangible assets for the three months ended March 31, 2002 was $0.7 million. Estimated amortization of intangible assets for each of the years 2002, 2003, 2004, 2005 and 2006 is $1.6 million.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2002, by segment (in millions):

                                        December 31,                                           March 31,
                                           2001          Acquisitions          Other             2002
                                      ---------------   ----------------  ----------------  ----------------

Financial Services                           $ 156.1     $                          $ 5.8           $ 161.9
Output Solutions                                 8.7                1.3                                10.0
Customer Management                              5.4                                                    5.4
Investments and Other                            0.3                                                    0.3
                                      ---------------   ----------------  ----------------  ----------------

Total                                        $ 170.5              $ 1.3             $ 5.8           $ 177.6
                                      ===============   ================  ================  ================


Amortization of goodwill and other intangibles, net of tax, for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 totaled $1.4 million, $2.6 million, $2.7 million and $7.2 million, respectively.

5.  Stockholders' Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         For the Three Months
                                                            Ended March 31,
                                                         2002             2001
                                                    ---------------  ---------------

Net income                                                  $ 58.8           $ 54.5
                                                    ===============  ===============

Average common shares outstanding                            120.6            124.2
Incremental shares from assumed
  conversions of stock options                                 2.0              4.3
                                                    ---------------  ---------------

Diluted potential common shares                              122.6            128.5
                                                    ===============  ===============

Basic earnings per share                                    $ 0.49           $ 0.44
Diluted earnings per share                                  $ 0.48           $ 0.42

Comprehensive income. Components of comprehensive income (loss) consist of the following (in millions):

                                                            For the Three Months
                                                              Ended March 31,
                                                            2002            2001
                                                        --------------  -------------

Net income                                                     $ 58.8         $ 54.5
                                                        --------------  -------------
Other comprehensive income (loss):
 Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                          52.5         (414.5)
    Less reclassification adjustments for gains
      included in net income                                     (1.3)          (3.2)
  Foreign currency translation adjustments                       (1.2)          (4.6)
  Deferred income taxes                                         (19.9)         163.2
                                                        --------------  -------------
  Other comprehensive income (loss)                              30.1         (259.1)
                                                        --------------  -------------
Comprehensive income (loss)                                    $ 88.9       $ (204.6)
                                                        ==============  =============


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

Summarized financial information concerning the segments is shown in the following tables (in millions):

                                                                     Three Months Ended March 31, 2002
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output         Customer     Investments/                   Consolidated
                                           Services      Solutions       Management       Other        Eliminations      Total
                                         -------------  -------------  --------------  -------------  -------------  --------------

Operating revenues                            $ 235.1        $ 138.7          $ 50.1          $ 2.7    $                   $ 426.6
Intersegment operating revenues                   2.1           15.9                           10.3          (28.3)
Out-of-pocket reimbursements                     45.3          157.1            15.5            0.1          (23.7)          194.3
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                282.5          311.7            65.6           13.1          (52.0)          620.9

Costs and expenses                              207.3          286.5            56.6            8.6          (52.0)          507.0
Depreciation and amortization                    19.6            8.8             1.8            2.4                           32.6
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                           55.6           16.4             7.2            2.1                           81.3
Other income, net                                 2.0            1.4                            4.7                            8.1
Equity in earnings of
     unconsolidated affiliates                    2.0                                           0.5                            2.5
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                         $  59.6        $  17.8          $ 7.2           $ 7.3    $                   $  91.9
                                         =============  =============  ==============  =============  =============  ==============


                                                                     Three Months Ended March 31, 2001
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output         Customer     Investments/                   Consolidated
                                           Services      Solutions       Management       Other        Eliminations      Total
                                         -------------  -------------  --------------  -------------  -------------  --------------

Operating revenues                            $ 167.1        $ 151.4          $ 48.5          $ 2.6    $                   $ 369.6
Intersegment operating revenues                   0.4           14.1                            6.5          (21.0)
Out-of-pocket reimbursements                     19.2          158.8            17.7            0.1          (26.7)          169.1
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                186.7          324.3            66.2            9.2          (47.7)          538.7

Costs and expenses                              122.8          290.7            58.3            5.6          (47.7)          429.7
Depreciation and amortization                    16.2            8.9             4.2            2.0                           31.3
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                           47.7           24.7             3.7            1.6                           77.7
Other income, net                                 1.3                                           5.3                            6.6
Equity in earnings (losses) of
     unconsolidated affiliates                    1.1                                          (0.2)                           0.9
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                         $  50.1        $  24.7          $  3.7          $ 6.7    $                   $  85.2
                                         =============  =============  ==============  =============  =============  ==============


The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $2.8 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):

                                                              Three Months
                                                            Ended March 31,
                                                     -------------------------------
                                                         2002             2001
                                                     --------------  ---------------

Revenues
     Operating revenues
     Financial Services                                    $ 237.2          $ 167.5
     Output Solutions                                        154.6            165.5
     Customer Management                                      50.1             48.5
     Investments and Other                                    13.0              9.1
     Eliminations                                            (28.3)           (21.0)
                                                     --------------  ---------------
                                                           $ 426.6          $ 369.6
                                                     --------------  ---------------
     % change from prior year period                         15.4%

     Reimbursable expense revenues
     Financial Services                                    $  45.3          $  19.2
     Output Solutions                                        157.1            158.8
     Customer Management                                      15.5             17.7
     Investments and Other                                     0.1              0.1
     Eliminations                                            (23.7)           (26.8)
                                                     --------------  ---------------
                                                           $ 194.3          $ 169.0
                                                     --------------  ---------------
     % change from prior year period                         15.0%

     Total revenues                                        $ 620.9          $ 538.6
                                                     ==============  ===============
     % change from prior year period                         15.3%

Income from operations
     Financial Services                                    $  55.6          $  47.7
     Output Solutions                                         16.4             24.7
     Customer Management                                       7.2              3.7
     Investments and Other                                     2.1              1.6
                                                     --------------  ---------------
                                                              81.3             77.7

Interest expense                                              (2.8)            (1.2)
Other income, net                                              8.1              6.6
Equity in earnings of unconsolidated
  affiliates, net of income taxes                              2.5              0.9
                                                     --------------  ---------------

Income before income taxes                                    89.1             84.0
     Income taxes                                             30.3             29.5
                                                     --------------  ---------------

Net income                                                 $  58.8          $  54.5
                                                     ==============  ===============
Basic earnings per share                                    $ 0.49           $ 0.44
Diluted earnings per share                                  $ 0.48           $ 0.42

Consolidated revenues

Consolidated total revenues (including OOP reimbursements) for the three months ended March 31, 2002 increased $82.3 million, an increase of 15.3% over the comparable period in 2001. Consolidated operating revenues (excluding OOP reimbursements) for the quarter were $426.6 million, an increase of $57.0 million or 15.4% over the prior year period, principally from higher Financial Services Segment revenues, which includes revenues from EquiServe, Inc. ("EquiServe"), in which DST acquired controlling ownership on March 30, 2001. Excluding EquiServe from the current year and DST's Portfolio Accounting Services ("PAS") business from the prior year, consolidated operating revenues for the three months ended March 31, 2002 would have decreased $16.6 million or 4.6% over the comparable period in 2001. U.S. operating revenues for the three months ended March 31, 2002 were $392.4 million, an increase of 17.3% over the same period in 2001. International operating revenues for the three months ended March 31, 2002 were $34.2 million, a decrease of 2.6% over the same period in 2001.

Financial Services Segment total revenues for the three months ended March 31, 2002 increased $95.8 million or 51.3% over the same period in 2001. Financial Services operating revenues for the three months ended March 31, 2002 increased $69.7 million or 41.6% over the comparable period in 2001. U.S. Financial Services Segment operating revenues for the three months ended March 31, 2002 increased primarily from inclusion of EquiServe and increases in mutual fund shareowner accounts processed. Excluding EquiServe from the current year and the PAS business from the prior year, Financial Services operating revenues for the three months ended March 31, 2002 would have decreased $3.9 million or 2.4% over the comparable period in 2001. U.S. mutual fund shareowner accounts serviced totaled 78.4 million at March 31, 2002, an increase of 3.7% from the 75.6 million serviced at December 31, 2001 and an increase of 6.7% from the 73.5 million serviced at March 31, 2001.

Output Solutions Segment total revenues for the three months ended March 31, 2002 decreased $12.6 million or 3.9% over the same period in 2001. Output Solutions Segment operating revenues for the quarter ended March 31, 2002 were $154.6 million, a decrease of $10.9 million or 6.6% from the comparable period in 2001. The revenue decline resulted from the loss of a telecommunications customer in the fourth quarter 2001, declines in brokerage related marketing fulfillment and trade confirmation volumes and changes in statement presentation formats from existing customers which result in lower revenues, partially offset by increased volumes from the insurance and transportation industries. Output Solutions Segment images produced for the three months ended March 31, 2002 increased 5.0% to 2.1 billion and items mailed decreased 6.9% to 473 million compared to the same period in 2001.

Customer Management Segment total revenues for the three months ended March 31, 2002 decreased $0.6 million or 0.9% over the same period in 2001. Customer Management Segment operating revenues for the quarter ended March 31, 2002 were $50.1 million, an increase of $1.6 million or 3.3% over the 2001 quarter, due to higher equipment sales, partially offset by decreased processing and software service revenues.

Investments and Other Segment total revenues increased $3.9 million for the three months ended March 31, 2002, an increase of 42.4% as compared to the same period in 2001. Investments and Other Segment operating revenues were $13.0 million for the quarter ended March 31, 2002, an increase of $3.9 million from the prior year quarter, primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three months ended March 31, 2002 increased $3.6 million or 4.6% over the same period in 2001. U.S. income from operations for the three months ended March 31, 2002 was $73.6 million, an increase of 8.6% over the same period in 2001. International income from operations for the three months ended March 31, 2002 was $7.7 million, a decrease of 22.2% compared to the same period in 2001.

Financial Services Segment income from operations for the three months ended March 31, 2002 increased 16.6% or $7.9 million over the comparable prior year period to $55.6 million. This resulted in a controllable operating margin (income from operations divided by operating revenues) of 23.4% for the three months ended March 31, 2002, compared to 28.5% for the comparable prior year period. The decrease in controllable operating margin resulted primarily from the acquisition of EquiServe and the absence of the PAS business in 2001, partially offset by increased U.S. revenues related to mutual fund shareowner processing. Excluding EquiServe from the current year and the PAS business from the prior year, Financial Services income from operations for the three months ended March 31, 2002 would have increased $2.2 million or 4.8% over the comparable period in 2001. The increase in controllable operating margin resulted primarily from increases in U.S. revenues related to mutual fund shareowner processing.

Output Solutions Segment income from operations for the three months ended March 31, 2002 decreased $8.3 million or 33.6% over the same period in 2001. Output Solutions Segment controllable operating margin was 10.6% for the three months ended March 31, 2002 compared to 14.9% for the same period in 2001.

Customer Management Segment income from operations totaled $7.2 million for the three months ended March 31, 2002, an increase of 94.6% over the comparable prior year period. Controllable operating margin was 14.4% for the three months ended March 31, 2002, compared to 7.6% for the comparable prior year period.

Investments and Other Segment income from operations was $2.1 million for the three months ended March 31, 2002, as compared to $1.6 million for the three months ended March 31, 2001.

Interest expense

Interest expense totaled $2.8 million for the three months ended March 31, 2002, an increase from $1.2 million recorded in the prior year quarter. Average debt balances were higher in 2002 compared to 2001, while average interest rates were lower in 2002 compared to 2001.

Other income, net

Other income was $8.1 million for the three months ended March 31, 2002, compared to $6.6 million for the first quarter 2001. First quarter 2002 results include $4.2 million primarily related to interest and dividend income and $3.9 million related primarily to net gains on securities. First quarter 2001 results include $3.3 million primarily related to interest and dividend income and $3.3 million related primarily to net gains on securities.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $2.5 million for the three months ended March 31, 2002 as compared to $0.9 million for the three months ended March 31, 2001. Increased earnings were recorded at Boston Financial Data Services due to lower operating expenses obtained through a focus on reducing costs. International Financial Data Services, U.K losses were unchanged as revenue growth from higher account service levels were offset by higher costs related to the relocation to new facilities. International Financial Data Services, U.K. results reflect an increase in accounts serviced to 3.2 million at March 31, 2002, which is 0.1 million or 3.2% above year end 2001 levels and 0.4 million or 14.3% over March 31, 2001 levels. International Financial Data Services, Canada earnings decreased from lower revenues from development work and increased costs from operations.

Income taxes

DST's effective tax rate was 34.0% for the quarter ended March 31, 2002, compared to 35.1% for the prior year quarter. The 2002 and 2001 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment total revenues for the three months ended March 31, 2002 increased 51.3% over the same period in 2001 to $282.5 million. Financial Services Segment operating revenues for the three months ending

March 31, 2002 were $237.2 million, an increase of $69.7 million or 41.6% over the prior year period. U.S. Financial Services operating revenue increased 51.9% to $215.9 million for the three months ended March 31, 2002, primarily from the inclusion of EquiServe revenues and increases in mutual fund shareowner accounts processed. Excluding EquiServe from the current year and the PAS business from the prior year, U.S. revenues for the three months ended March 31, 2002 increased 0.1% over the same period in 2001 to $137.5 million. U.S. mutual fund processing revenues for the three months ended March 31, 2002 increased 1.8% over the prior year period as shareowner accounts serviced increased 6.7% from
73.5 million at March 31, 2001 to 78.4 million at March 31, 2002. U.S. AWD workstations licensed were 60,000 at March 31, 2002, an increase of 20.7% from March 31, 2001 and an increase of 3.8% over year end 2001 levels, principally from workstations for Comcast Cable Communications, Inc. and insurance industry clients.

Financial Services Segment operating revenues from international operations for the three months ended March 31, 2002 decreased 16.1% to $21.3 million. The decrease is attributable to a decrease in investment management software license revenues and consulting and development revenues. International AWD workstations licensed were 28,100 at March 31, 2002, an increase of 10.6% from March 31, 2001 and an increase of 1.4% over year end 2001 levels.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2002 increased 68.8% to $207.3 million over the comparable period in 2001. Personnel costs for the three months ended March 31, 2002 increased 53.9% over the comparable prior year period as a result of the addition of EquiServe and increased staff levels to support revenue growth. Excluding EquiServe from the current year and the PAS business from the prior year, costs and expenses decreased 8.4% and personnel costs increased 1.7% for the three months ended March 31, 2002 over the comparable period in 2001.

Depreciation and amortization
Segment depreciation and amortization increased 21.0% or $3.4 million for the three months ended March 31, 2002 over the comparable period in 2001. The increase is primarily attributable to EquiServe.

Income from operations
Segment income from operations for the three months ended March 31, 2002 increased 16.6% to $55.6 million over the comparable prior year period. The Segment's controllable operating margin was 23.4% for the three months ended March 31, 2002 as compared to 28.5% for the three months ended March 31, 2001. The decrease in controllable operating margin resulted primarily from the acquisition of EquiServe and the absence of the PAS business, partially offset by increased U.S. revenues. Excluding EquiServe from the current year and the PAS business from the prior year, income from operations for the three months ended March 31, 2002 increased 4.8% over the comparable period in 2001.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment total revenues for the three months ended March 31, 2002 decreased 3.9% to $311.7 million as compared to the same period in 2001. Output Solutions Segment operating revenues for the quarter ended March 31, 2002 were $154.6 million, a decrease of $10.9 million or 6.6% from the comparable period in 2001. The revenue decline resulted from the loss of a telecommunications customer in the fourth quarter 2001, declines in brokerage related marketing fulfillment and trade confirmation volumes and changes in statement presentation formats from existing customers which result in lower revenues, partially offset by increased volumes from the insurance and transportation industries.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2002 decreased 1.4% to $286.5 million over the comparable period in 2001. Personnel costs for the three months ended March 31, 2002 decreased 9.1% over the comparable prior year period. Costs and expenses decreased principally due to decreased personnel and purchased material costs, partially offset by higher Internet-based electronic bill and statement product development and selling costs.

In the first quarter of 2002, the Segment relocated its Kansas City, Missouri operations from a 70,000 square foot production facility to a new state-of-the-art 225,000 square foot facility. The Company is in the process of finalizing plans to consolidate the operations of certain smaller facilities, which the Company believes will result in operational efficiencies. Although the plans have not been finalized, the Company expects to incur charges in future periods related to facility consolidations. The costs associated with facility consolidations could range from $5 million to $7 million in the second quarter of 2002 and an additional $6 million to $8 million in periods following the second quarter of 2002. The estimated impact of the facility consolidations reflect the Company's current views. There may be material differences between these estimates and the actual costs.

Depreciation and amortization
Segment depreciation and amortization decreased 1.1% or $0.1 million for the three months ended March 31, 2002 over the comparable period in 2001.

Income from operations
The Segment's income from operations for the three months ended March 31, 2002 decreased $8.3 million or 33.6% over the same period in 2001. The Segment's controlling operating margin was 10.6% for the three months ended March 31, 2002 as compared to 14.9% for the three months ended March 31, 2001 principally from lower revenues.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment total revenues for the three months ended March 31, 2002 decreased 0.9% to $65.6 million as compared to the three months ended March 31, 2001. Customer Management Segment operating revenues for the quarter ended March 31, 2002 were $50.1 million, an increase of $1.6 million or 3.3% over the comparable period in 2001. Processing and software service revenues decreased to $46.3 million for the three months ended March 31, 2002 from $46.9 million for the three months ended March 31, 2001. Equipment sales increased to $3.8 million for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. Total cable and satellite subscribers serviced were 40.9 million at March 31, 2002. Subscribers serviced were unchanged compared to year end 2001 levels, principally from an increase in U.S. cable subscribers offset by lower international cable subscribers serviced.

The Company has been advised that a customer, Charter Communications Inc. ("Charter") plans to discontinue its processing agreement. It is not expected that any substantial portion of Charter's subscribers will be removed during 2002. At March 31, 2002, the Company serviced approximately 4.0 million Charter subscribers.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2002 decreased $1.7 million or 2.9% compared to the same period in 2001.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2002 decreased 57.1% compared to the same period in 2001. The decrease is primarily from lower capitalized software amortization and the required exclusion of goodwill amortization.

Income from operations
Customer Management Segment income from operations for the first quarter increased $3.5 million or 94.6% over the prior year period to $7.2 million, resulting in a controllable operating margin of 14.4% compared to 7.6% in the prior year period.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment total revenues were $13.1 million for the three months ended March 31, 2002, an increase of $3.9 million as compared to the prior year period. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Costs and expenses increased $3.0 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily as a result of additional real estate activities.

Depreciation and amortization
Segment depreciation and amortization increased $0.4 million for the three months ended March 31, 2002 over the same period in 2001, as a result of increased depreciation related to additional real estate activities.

Income from operations
The Segment's income from operations totaled $2.1 million for the three months ended March 31, 2002 as compared to $1.6 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $52.4 million for the three months ended March 31, 2002. Operating cash flows for the three months ended March 31, 2002 were primarily impacted by net income of $58.8 million, depreciation and amortization of $32.6 million and an increase in accounts receivable of $52.6 million.

Cash flows used in investing activities totaled $51.0 million for the three months ended March 31, 2002. The Company expended $50.5 million during the three months ended March 31, 2002 for capital additions. Cash paid in available-for-sale securities totaled $10.7 million. During the three months ended March 31, 2002, the Company received $12.0 million from the sale of investments in available-for-sale securities and $2.7 million from the sale of investment in unconsolidated affiliates and other. The Company expended approximately $5.5 million for acquisitions of subsidiaries, net of cash acquired.

Cash flows used in financing activities totaled $4.9 million for the three months ended March 31, 2002. The Company received proceeds from the issuance of common stock of $8.4 million for the three months ended March 31, 2002. In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. The $315 million revolving credit facility replaced the Company's previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. At March 31, 2002, there was $158.7 million outstanding under the $315 million revolving credit facility. One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2002. The subsidiary plans to renew the facility. Net borrowings under this facility totaled $41.6 million for the three months ended March 31, 2002, bringing total net borrowings under these facilities to $200.3 million at March 31, 2002.

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by BFDS, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 26.5 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues as defined in the agreements for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.3 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard ("SFAS") No. 142.

Assuming the acquisition had occurred January 1, 2001, consolidated total revenues would have been $621.4 million and consolidated operating revenues would have been $452.3 million for the three months ended March 31, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

During the first quarter ended March 31, 2002, the Company purchased 23,682 shares of its common stock under previously announced share repurchase programs for $1.0 million. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of March 31, 2002, DST has purchased 13.4 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. As of March 31, 2002, the cost to settle the remaining agreement would be approximately $55.4 million for approximately 1.3 million shares of common stock. The remaining agreement which expires in September 2002, allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares. Subsequent to March 31, 2002, the Company acquired the shares in the remaining forward purchase agreement. The purchase of the shares was financed from borrowings under the Company's syndicated line of credit.

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

OTHER

Comprehensive income. The Company's comprehensive income for the three months ended March 31, 2002 and comprehensive loss of 2001 totaled $88.9 million and $204.6 million, respectively. Comprehensive income consists of net income of $58.8 million and other comprehensive income of $30.1 million for the three months ended March 31, 2002 and net income of $54.5 million and other comprehensive losses of $259.1 million for the three months ended March 31, 2001. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of March 31, 2002 was approximately $1,298.9 million. The impact of a 10% change in fair value of these investments would be approximately $86 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At March 31, 2002, there was approximately $1.3 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.4 million of net income.

At March 31, 2002, the Company had $293.4 million of debt, of which $203.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST's Proxy Statement for the annual meeting of stockholders to be held in 2003, the Corporate Secretary of DST must receive such proposal on or before November 28, 2002, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:

                                                                            March 31,       December 31,
                                                                              2002              2001
                                                                         ---------------   ---------------

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts                                                        50.7              49.0
    IRA mutual fund accounts                                                       19.1              18.5
    TRAC mutual fund accounts                                                       7.9               7.4
    Section 529 savings plan accounts                                               1.0               0.7
                                                                         ---------------   ---------------
                                                                                   78.7              75.6
                                                                         ===============   ===============

  International
    United Kingdom (1)                                                              3.2               3.1
    Canada (2)                                                                      1.7               1.7

Security transfer  processed accounts (millions)                                   27.3              27.8

TRAC participants (millions)                                                        2.7               2.5
Automated Work Distributor workstations (thousands)                                88.1              85.5

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                             33.0              32.7
  International                                                                     7.9               8.2

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                              2002              2001
                                                                         ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                        2,162             2,027
Items mailed (millions)                                                             473               508


(1) Processed by International Financial Data Services, U.K., an unconsolidated affiliate of the Company.
(2) Processed by International Financial Data Services, Canada, an unconsolidated affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

     None

(b)      Reports on Form 8-K:

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K dated January 25, 2002, reporting the announcement of financial results for the quarter and year ended December 31, 2001.

     The Company filed under Item 9 of Form 8-K, the Company's Form 8-K dated March 1, 2002, reporting the announcing the extension of DST's current program to repurchase shares of DST common stock and the adoption of a new program to repurchase shares of DST common stock.

     The Company filed under Item 5 of Form 8-K, the Company's Form 8-K/A-2 dated March 19, 2002 amending and restating its Form 8-K dated March 15, 1996 (amended and restated April 13, 1998, August 4, 1998 and March 25,
     1999) setting forth certain cautionary statements identifying important factors that either individually or in combination with other factors could cause the Company's actual operating results to differ materially from those projected in forward-looking statements, whether oral or written, concerning the Company and made by, or on behalf of, the Company.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 15, 2002.

DST Systems, Inc.

/s/ Kenneth V. Hager
---------------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

24