Form 10-Q
period 2002-06-30
DST SYSTEMS INC
filed 2002-08-14
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

Number of shares outstanding of the Company's common stock as of July 31, 2002:
                   Common Stock $0.01 par value - 119,902,377

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2002
                                Table of Contents

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
-------------------------------

Item 1.    Financial Statements

           Introductory Comments                                              3

           Condensed Consolidated Balance Sheet
           June 30, 2002 and December 31, 2001                                4

           Condensed Consolidated Statement of Income -
           Three and Six Months Ended June 30, 2002 and 2001                  5

           Condensed Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2002 and 2001                            6

           Notes to Condensed Consolidated Financial Statements            7-14

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      15-25

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        25

PART II.  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                 26

Item 2.    Changes in Securities and Use of Proceeds                         26

Item 3.    Defaults Upon Senior Securities                                   26

Item 4.    Submission of Matters to a Vote of Security Holders               26

Item 5.    Other Information                                                 27

Item 6.    Exhibits and Reports on Form 8-K                                  28

SIGNATURE                                                                    28
---------


The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2002

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

The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year 2002.


                                DST Systems, Inc.
                      Condensed Consolidated Balance Sheet
                 (dollars in millions, except per share amounts)
                                   (unaudited)



                                                  June 30,     December 31,
                                                    2002         2001
                                                 -----------  -----------
ASSETS
Current Assets
   Cash and cash equivalents                       $    62.0    $    84.4
   Transfer agency investments                          86.2         60.6
   Accounts receivable                                 372.5        361.8
   Other current assets                                103.0         98.0
                                                 ------------  -----------
                                                       623.7        604.8
 Investments                                         1,343.3      1,436.4
 Properties                                            506.0        455.5
 Goodwill                                              181.4        170.5
 Intangibles                                            26.6         27.5
 Other assets                                           11.8          9.3
                                                 ------------  -----------
   Total assets                                    $ 2,692.8    $ 2,704.0
                                                 ============  ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Debt due within one year                        $    50.8    $    63.5
   Transfer agency deposits                             86.2         60.6
   Accounts payable                                    102.0        111.2
   Accrued compensation and benefits                    80.5         77.3
   Deferred revenues and gains                          54.4         54.7
   Other liabilities                                   112.7        104.1
                                                   ----------   ----------
                                                       486.6        471.4
 Long-term debt                                        251.4        243.4
 Deferred income taxes                                 389.0        427.2
 Other liabilities                                      87.7         89.6
                                                   ----------   ----------
                                                     1,214.7      1,231.6
                                                   ----------   ----------
 Commitments and contingencies
                                                   ----------   ----------

 Stockholders' equity
   Common stock, $0.01 par; 300 million shares
      authorized, 127.6 million shares issued            1.3          1.3
   Additional paid-in capital                          375.5        392.1
   Retained earnings                                 1,072.7        960.2
   Treasury stock (7.5 million and 7.2 million
      shares, respectively), at cost                  (309.8)      (289.3)
   Accumulated other comprehensive income              338.4        408.1
                                                   ----------   ----------
      Total stockholders' equity                     1,478.1      1,472.4
                                                   ----------   ----------
      Total liabilities and stockholders' equity   $ 2,692.8    $ 2,704.0
                                                   ==========   ==========



   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)



                                                         For the Three Months                For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                         2002             2001              2002            2001
                                                    ---------------  ---------------   ---------------  --------------
Operating revenues                                   $       402.9    $       450.8     $       829.5    $      820.4
Out-of-pocket reimbursements                                 177.4            190.0             371.7           359.1
                                                    ---------------  ---------------   ---------------  --------------

Total revenues                                               580.3            640.8           1,201.2         1,179.5

Costs and expenses                                           475.4            524.1             982.4           953.8
Depreciation and amortization                                 33.6             39.2              66.2            70.5
                                                    ---------------  ---------------   ---------------  --------------

Income from operations                                        71.3             77.5             152.6           155.2

Interest expense                                              (2.9)            (1.9)             (5.7)           (3.1)
Other income, net                                             10.4              7.0              18.5            13.6
Gain on sale of PAS                                                            32.8                              32.8
Equity in earnings of unconsolidated affiliates                2.6              0.3               5.1             1.2
                                                    ---------------  ---------------   ---------------  --------------

Income before income taxes                                    81.4            115.7             170.5           199.7
Income taxes                                                  27.7             41.9              58.0            71.4
                                                    ---------------  ---------------   ---------------  --------------

Net income                                           $        53.7     $       73.8      $      112.5     $     128.3
                                                    ===============  ===============   ===============  ==============

Average common shares outstanding                            120.2            123.0             120.4           123.6
Diluted shares outstanding                                   122.1            126.3             122.4           127.4

Basic earnings per share                             $        0.45     $       0.60      $       0.93     $      1.04
Diluted earnings per share                           $        0.44     $       0.58      $       0.92     $      1.01



   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)


                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                     $        112.5      $        128.3
                                                                              ----------------    ----------------

     Depreciation and amortization                                                       66.2                70.5
     Equity in earnings of unconsolidated affiliates                                     (5.1)               (1.2)
     Net realized gain from sale of investments and PAS                                  (7.4)              (39.4)
     Deferred taxes                                                                       6.7               (16.9)
     Changes in accounts receivable                                                      (9.4)                4.0
     Changes in other current assets                                                     (0.7)               (4.0)
     Changes in accounts payable and accrued liabilities                                 10.0                10.8
     Other, net                                                                           6.1                (7.9)
                                                                              ----------------    ----------------
Total adjustments to net income                                                          66.4                15.9
                                                                              ----------------    ----------------
     Net                                                                                178.9               144.2
                                                                              ----------------    ----------------
Cash flows -- investing activities:
Proceeds from sale of property and equipment                                              0.2                 3.9
Proceeds from sale of investments and PAS                                                30.0                32.0
Investments and advances to unconsolidated affiliates                                   (18.6)              (13.7)
Investments in securities                                                               (27.2)              (28.1)
Capital expenditures                                                                   (123.2)             (106.2)
Payment for purchase of subsidiaries, net of cash acquired                               (5.5)              (20.6)
Other, net                                                                                2.1                 4.8
                                                                              ----------------    ----------------
     Net                                                                               (142.2)             (127.9)
                                                                              ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                                   16.7                19.7
Principal payments on long-term debt                                                    (55.1)               (3.2)
Net increase in revolving credit facilities and notes payable                            48.9                46.2
Common stock repurchased                                                                (69.6)              (93.8)
                                                                              ----------------    ----------------
     Net                                                                                (59.1)              (31.1)
                                                                              ----------------    ----------------

Net decrease in cash and cash equivalents                                               (22.4)              (14.8)
Cash and cash equivalents at beginning of period                                         84.4               116.2
                                                                              ----------------    ----------------

Cash and cash equivalents at end of period                                     $         62.0      $        101.4
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2002 and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year 2002.

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

2.  Subsequent Events

lock\line, LLC
On August 2, 2002, DST Systems, Inc. announced the acquisition of the operations of lock\line, LLC ("lock\line") for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is headquartered in the Kansas City area. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line will be included in the Financial Services Segment for financial reporting purposes. The transaction is expected to be accretive to diluted earnings per share.

The acquisition was accounted for as a purchase and the results of lock\line's operations will be included in DST's 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

The following table, which is based upon an estimated valuation, summarizes the allocation of the minimum purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition. Upon completion of the valuation of identifiable intangible assets, such will be reclassified between goodwill and the appropriate intangible asset categories, as applicable.

(in millions)
Current assets                         $          18.0
Properties                                         7.8
Other non-current assets                           0.5
Intangible assets                                100.0
Goodwill                                          80.0
                                     ------------------
                                                 206.3
Current liabilities                               13.6
Non-current liabilities                            2.7
                                     ------------------
Net assets acquired                    $         190.0
                                     ==================

The intangible assets represent customer relationships and are being amortized over an estimated 10 year life.

lock\line's revenues for the year ended December 31, 2001 were $41.3 million and for the six months ended June 30, 2002 were $32.5 million. Assuming the acquisition had occurred January 1, 2001, the Company's consolidated operating revenues for the three and six months ended June 30, 2002 would have been $419.8 million and $862.0 million, respectively, and $1,701.3 million for the year ended December 31, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

Wall Street Access, LLC ("Wall Street Access")
Subsequent to quarter end, DST exercised its contractual rights to acquire additional shares of voting common stock of Wall Street Access for approximately $16 million. DST now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

3.  DST Output Restructuring

The Company plans to consolidate the operations of its domestic Output Solutions business into three large facilities and close certain other smaller facilities, which the Company believes will result in operational efficiencies. The Company recorded $7.6 million in costs associated with facility consolidations in the second quarter of 2002. The Company still expects to incur additional charges of $6 million to $8 million in future periods related to facility consolidation items that are required to be expensed when incurred. The estimated impact of the facility consolidations reflects the Company's current views. There may be material differences between these estimates and the actual costs.

4.  EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 26.3 million shareholder accounts for approximately 1,400 publicly traded companies.

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $0.4 million and $1.7 million in the three and six months ended June 30, 2002, respectively, related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 383 employees have been separated from the Company as of June 30, 2002. The remaining employee severances of approximately $8.8 million are expected to be paid in 2002. Contract termination costs of approximately $3.4 million related to facilities that were closed were paid in 2001. The costs of transitioning the continuing business have not been accrued.

5.  Investments

Investments are as follows (in millions):



                                                                                      Carrying Value
                                                                            -----------------------------------
                                                          Ownership            June 30,         December 31,
                                                         Percentage              2002               2001
                                                     --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                4%              $        571.8     $        668.4
     Computer Sciences Corporation                           5%                       412.6              422.8
     Euronet Worldwide, Inc.                                 8%                        30.1               40.5
     Other available-for-sale securities                                              123.0              117.8
                                                                            ----------------   ----------------
                                                                                    1,137.5            1,249.5
                                                                            ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                    50%                       67.7               63.9
     International Financial Data Services, U.K.             50%                       10.9               10.5
     International Financial Data Services, Canada           50%                       14.4               12.9
     Other unconsolidated affiliates                                                   65.5               62.2
                                                                            ----------------   ----------------
                                                                                      158.5              149.5
                                                                            ----------------   ----------------

Other:
     Net investment in leases                                                           2.6                4.7
     Other                                                                             44.7               32.7
                                                                            ----------------   ----------------
                                                                                       47.3               37.4
                                                                            ----------------   ----------------

Total investments                                                            $      1,343.3     $      1,436.4
                                                                            ================   ================


Certain information related to the Company's available-for-sale securities is as follows (in millions):



                                                June 30,         December 31,
                                                  2002               2001
                                          -----------------  -----------------
Cost                                       $         579.3    $         569.0
Gross unrealized gains                               563.3              683.8
Gross unrealized losses                               (5.1)              (3.3)
                                           ----------------  -----------------
Market value                               $       1,137.5    $       1,249.5
                                          =================  =================


The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):


                                                              For the Three Months               For the Six Months
                                                                 Ended June 30,                    Ended June 30,
                                                             2002             2001             2002             2001
                                                         --------------   --------------   --------------  ---------------
Boston Financial Data Services, Inc.                      $        1.8     $        1.0     $        3.7    $         2.6
International Financial Data Services, U.K.                       (0.1)            (0.2)            (0.3)            (0.4)
International Financial Data Services, Canada                      0.5              1.1              0.7              2.0
Other                                                              0.4             (1.6)             1.0             (3.0)
                                                         --------------   --------------   --------------  ---------------
                                                          $        2.6     $        0.3     $        5.1    $         1.2
                                                         ==============   ==============   ==============  ===============

6.  Goodwill and Intangibles

Effective July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 and effective January 1, 2002 for all goodwill and intangible assets, the Company adopted, as required, Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives.

If SFAS No. 142 would have been adopted at January 1, 2001, the Company would have reported net income and diluted earnings per share as follows:



                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                         2002             2001             2002            2001
                                                    ---------------  ---------------  ---------------  --------------
Reported net income (in millions)                    $        53.7    $        73.8    $       112.5    $      128.3
Add goodwill amortization (net of tax)                                          2.6                              4.0
                                                    ---------------  ---------------  ---------------  --------------

Adjusted net income                                  $        53.7    $        76.4    $       112.5    $      132.3
                                                    ===============  ===============  ===============  ==============

Basic earnings per share
  Reported net income                                $        0.45    $        0.60    $        0.93    $       1.04
  Goodwill amortization (net of tax)                                           0.02                             0.03
                                                    ---------------  ---------------  ---------------  --------------

  Adjusted net income                                $        0.45    $        0.62    $        0.93    $       1.07
                                                    ===============  ===============  ===============  ==============

Diluted earnings per share
  Reported net income                                $        0.44    $        0.58    $        0.92    $       1.01
  Goodwill amortization (net of tax)                                           0.02                             0.03
                                                    ---------------  ---------------  ---------------  --------------

  Adjusted net income                                $        0.44    $        0.60    $        0.92    $       1.04
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            120.2            123.0            120.4           123.6
Diluted potential common shares                              122.1            126.3            122.4           127.4


The following table summarizes intangible assets (in millions):



                                                              June 30, 2002                       December 31, 2001
                                                    ----------------------------------    ----------------------------------
                                                    Gross Carrying      Accumulated        Gross Carrying     Accumulated
                                                        Amount          Amortization           Amount         Amortization
                                                    ----------------   ---------------    -----------------  ---------------
Amortized intangbile assets:
  Customer relationships                             $         28.2     $         1.6      $          28.3    $         0.9
  Intellectual property                                                                                9.8              9.8
  Other                                                         0.1               0.1                  2.2              2.1
                                                    ----------------   ---------------    -----------------  ---------------

Total                                                $         28.3     $         1.7      $          40.3    $        12.8
                                                    ================   ===============    =================  ===============


Amortization of intangible assets for the three and six months ended June 30, 2002 was $0.4 million and $0.9 million, respectively. Estimated annual amortization for intangible assets recorded as of June 30, 2002 for each of the years 2002, 2003, 2004, 2005 and 2006 is $1.6 million.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2002, by segment (in millions):



                                       December 31,                                            June 30,
                                           2001          Acquisitions          Other             2002
                                      ---------------   ----------------  ----------------  ----------------
Financial Services                     $       156.1                       $         10.5    $        166.6
Output Solutions                                 8.7                1.4              (1.0)              9.1
Customer Management                              5.4                                                    5.4
Investments and Other                            0.3                                                    0.3
                                      ---------------   ----------------  ----------------  ----------------

Total                                  $       170.5     $          1.4    $          9.5    $        181.4
                                      ===============   ================  ================  ================


Amortization of goodwill and other intangibles, net of tax, for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 totaled $1.4 million, $2.6 million, $2.7 million and $7.2 million, respectively.

The Company has completed its initial impairment testing of goodwill and has concluded that no such impairment exists. The fair value of the reporting units were estimated using the expected present value of future cash flows.

7.  Stockholders' Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):



                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                         2002             2001             2002            2001
                                                    ---------------  ---------------  ---------------  --------------
Net income                                           $        53.7    $        73.8    $       112.5    $      128.3
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            120.2            123.0            120.4           123.6
Incremental shares from assumed
  conversions of stock options                                 1.9              3.3              2.0             3.8
                                                    ---------------  ---------------  ---------------  --------------

Diluted potential common shares                              122.1            126.3            122.4           127.4
                                                    ===============  ===============  ===============  ==============

Basic earnings per share                             $        0.45    $        0.60    $        0.93    $       1.04
Diluted earnings per share                           $        0.44    $        0.58    $        0.92    $       1.01


Comprehensive income. Components of comprehensive income (loss) consist of the following (in millions):


                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                            2002            2001              2002            2001
                                                        --------------  -------------     --------------  --------------
Net income                                               $       53.7    $       73.8      $      112.5    $       128.3
                                                        --------------  -------------     --------------  --------------
Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                        (169.9)          70.5             (117.3)         (344.0)
    Less reclassification adjustments for gains
      included in net income                                     (3.6)          (3.5)              (5.0)           (6.7)
  Foreign currency translation adjustments                        5.9            1.8                4.8            (2.8)
  Deferred income taxes                                          67.8          (26.2)              47.8           137.0
                                                        --------------  -------------     --------------  --------------
  Other comprehensive income (loss)                             (99.8)          42.6              (69.7)         (216.5)
                                                        --------------  -------------     --------------  --------------
Comprehensive income (loss)                              $      (46.1)   $     116.4        $      42.8    $      (88.2)
                                                        ==============  =============     ==============  ==============


8.  Segment Information

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

Summarized financial information concerning the segments is shown in the following tables (in millions):



                                                                     Three Months Ended June 30, 2002
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output        Customer      Investments/                  Consolidated
                                           Services      Solutions      Management        Other       Eliminations       Total
                                         -------------  -------------  --------------  -------------  -------------  --------------
Operating revenues                            $ 230.7        $ 127.7          $ 41.8          $ 2.7    $                   $ 402.9
Intersegment operating revenues                   2.2           16.0                           11.3          (29.5)
Out-of-pocket reimbursements                     39.7          143.7            14.9            0.2          (21.1)          177.4
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                272.6          287.4            56.7           14.2          (50.6)          580.3

Costs and expenses                              190.1          274.3            52.8            8.8          (50.6)          475.4
Depreciation and amortization                    19.4            9.4             1.9            2.9                           33.6
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                           63.1            3.7             2.0            2.5                           71.3
Other income, net                                 2.1            2.3                            6.0                           10.4
Equity in earnings of
     unconsolidated affiliates                    1.9                                           0.7                            2.6
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                          $ 67.1          $ 6.0           $ 2.0          $ 9.2    $                    $ 84.3
                                         =============  =============  ==============  =============  =============  ==============

                                                                     Three Months Ended June 30, 2001
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output        Customer      Investments/                  Consolidated
                                           Services      Solutions      Management        Other       Eliminations       Total
                                         -------------  -------------  --------------  -------------  -------------  --------------

Operating revenues                            $ 257.7        $ 136.2          $ 54.4          $ 2.5    $                   $ 450.8
Intersegment operating revenues                   0.3           16.5                            7.4          (24.2)
Out-of-pocket reimbursements                     49.1          148.5            17.6            0.1          (25.3)          190.0
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                307.1          301.2            72.0           10.0          (49.5)          640.8

Costs and expenses                              229.1          277.1            60.9            6.5          (49.5)          524.1
Depreciation and amortization                    22.7            9.3             4.5            2.7                           39.2
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                           55.3           14.8             6.6            0.8                           77.5
Other income, net                                 0.8                                           6.2                            7.0
Gain on sale of PAS                              32.8                                                                         32.8
Equity in earnings  of
     unconsolidated affiliates                    0.2            0.1                                                           0.3
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                          $ 89.1         $ 14.9           $ 6.6          $ 7.0    $                   $ 117.6
                                         =============  =============  ==============  =============  =============  ==============




                                                                      Six Months Ended June 30, 2002
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output        Customer      Investments/                  Consolidated
                                           Services      Solutions       Management       Other       Eliminations       Total
                                         -------------  -------------  ------------   -------------  -------------  --------------
Operating revenues                            $ 465.8        $ 266.5          $ 91.9          $ 5.3    $                   $ 829.5
Intersegment operating revenues                   4.3           31.8                           21.7          (57.8)
Out-of-pocket reimbursements                     85.0          300.8            30.4            0.3          (44.8)          371.7
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                555.1          599.1           122.3           27.3         (102.6)        1,201.2

Costs and expenses                              397.4          560.8           109.4           17.4         (102.6)          982.4
Depreciation and amortization                    39.0           18.2             3.7            5.3                           66.2
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                          118.7           20.1             9.2            4.6                          152.6
Other income, net                                 4.1            3.7                           10.7                           18.5
Equity in earnings of
     unconsolidated affiliates                    3.9                                           1.2                            5.1
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                         $ 126.7         $ 23.8           $ 9.2         $ 16.5    $                   $ 176.2
                                         =============  =============  ==============  =============  =============  ==============

                                                                      Six Months Ended June 30, 2001
                                         ------------------------------------------------------------------------------------------
                                          Financial        Output        Customer      Investments/                  Consolidated
                                           Services      Solutions       Management       Other       Eliminations       Total
                                         -------------  -------------  -------------  --------------  -------------  --------------

Operating revenues                            $ 424.8        $ 287.6         $ 102.9          $ 5.1    $                   $ 820.4
Intersegment operating revenues                   0.7           30.6                           13.9          (45.2)
Out-of-pocket reimbursements                     68.3          307.3            35.3            0.2          (52.0)          359.1
                                         -------------  -------------  --------------  -------------  -------------  --------------
                                                493.8          625.5           138.2           19.2          (97.2)        1,179.5

Costs and expenses                              351.9          567.8           119.2           12.1          (97.2)          953.8
Depreciation and amortization                    38.9           18.2             8.7            4.7                           70.5
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income from operations                          103.0           39.5            10.3            2.4                          155.2
Other income, net                                 1.6                                          12.0                           13.6
Gain on sale of PAS                              32.8                                                                         32.8
Equity in earnings (losses) of
     unconsolidated affiliates                    1.3            0.1                           (0.2)                           1.2
                                         -------------  -------------  --------------  -------------  -------------  --------------

Income before interest
     and income taxes                         $ 138.7         $ 39.6          $ 10.3         $ 14.2    $                   $ 202.8
                                         =============  =============  ==============  =============  =============  ==============


The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $2.9 million and $5.7 million for the three and six months ended June 30, 2002, respectively, and $1.9 million and $3.1 million for the three and six months ended June 30, 2001, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):



                                                              Three months                        Six Months
                                                             Ended June 30,                     Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2002             2001               2002            2001
                                                     --------------  ---------------    ---------------  --------------
Revenues
     Operating revenues
     Financial Services                                    $ 232.9          $ 258.0            $ 470.1         $ 425.5
     Output Solutions                                        143.7            152.7              298.3           318.2
     Customer Management                                      41.8             54.4               91.9           102.9
     Investments and Other                                    14.0              9.9               27.0            19.0
     Eliminations                                            (29.5)           (24.2)             (57.8)          (45.2)
                                                     --------------  ---------------    ---------------  --------------
                                                           $ 402.9          $ 450.8            $ 829.5         $ 820.4
                                                     --------------  ---------------    ---------------  --------------
     % change from prior year period                        (10.6%)                               1.1%

     Reimbursable expense revenues
     Financial Services                                     $ 39.7           $ 49.1           $   85.0         $  68.3
     Output Solutions                                        143.7            148.5              300.8           307.3
     Customer Management                                      14.9             17.6               30.4            35.3
     Investments and Other                                     0.2              0.1                0.3             0.2
     Eliminations                                            (21.1)           (25.3)             (44.8)          (52.0)
                                                     -------------  ----------------    ---------------  --------------
                                                           $ 177.4          $ 190.0            $ 371.7         $ 359.1
                                                     --------------  ---------------    ---------------  --------------
     % change from prior year period                         (6.6%)                               3.5%

     Total revenues                                        $ 580.3          $ 640.8          $ 1,201.2       $ 1,179.5
                                                     ==============  ===============    ===============  ==============
     % change from prior year period                         (9.4%)                               1.8%

Income from operations
     Financial Services                                     $ 63.1           $ 55.3            $ 118.7         $ 103.0
     Output Solutions                                          3.7             14.8               20.1            39.5
     Customer Management                                       2.0              6.6                9.2            10.3
     Investments and Other                                     2.5              0.8                4.6             2.4
                                                     --------------  ---------------    ---------------  --------------
                                                              71.3             77.5              152.6           155.2

Interest expense                                              (2.9)            (1.9)              (5.7)           (3.1)
Other income, net                                             10.4              7.0               18.5            13.6
Gain on sale of PAS                                                            32.8                               32.8
Equity in earnings of unconsolidated
  affiliates, net of income taxes                              2.6              0.3                5.1             1.2
                                                     --------------  ---------------    ---------------  --------------
Income before income taxes                                    81.4            115.7              170.5           199.7
     Income taxes                                             27.7             41.9               58.0            71.4
                                                     --------------  ---------------    ---------------  --------------
Net income                                                  $ 53.7           $ 73.8            $ 112.5         $ 128.3
                                                     ==============  ===============    ===============  ==============
Basic earnings per share                                    $ 0.45           $ 0.60             $ 0.93          $ 1.04
Diluted earnings per share                                  $ 0.44           $ 0.58             $ 0.92          $ 1.01


Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) for the three months ended June 30, 2002 decreased $60.5 million or 9.4% over the prior year quarter and increased $21.7 million or 1.8% over the prior year six month period. Consolidated operating revenues (excluding OOP reimbursements) for the three months ended June 30, 2002 decreased $47.9 million or 10.6% over the prior year quarter and increased $9.1 million or

1.1% over the prior year six month period. U.S. operating revenues for the three and six months ended June 30, 2002 were $365.8 million and $758.3 million, respectively, a decrease of 12.0% and an increase of 1.1%, respectively, over the same periods in 2001. International operating revenues for the three and six months ended June 30, 2002 were $37.1 million and $71.2 million, respectively, an increase of 6.3% and 1.7%, respectively, over the same periods in 2001.

Financial Services Segment total revenues for the three and six months ended June 30, 2002 decreased $34.5 million or 11.2% and increased $61.3 million or 12.4%, respectively, over the same periods in 2001. Financial Services operating revenues for the three and six months ended June 30, 2002 decreased $25.1 million or 9.7% and increased $44.6 million or 10.5%, respectively, over the same periods in 2001. U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2002 decreased $25.2 million or 10.8% and increased $48.5 million or 13.0%, respectively, over the same periods in 2001. EquiServe, Inc. ("EquiServe"), acquired in March 2001, is included in both quarters for 2002 compared to one quarter in 2001 and the Portfolio Accounting Systems ("PAS") business was sold in June 2001. The decrease is primarily from a decrease in EquiServe revenues from lower demutualization revenues of approximately $15 million, as the Prudential demutualization is complete, lower revenue from corporate actions (e.g. tenders and exchanges), lower revenues from slower market activity and a decrease in Automated Work Distributor ("AWD") license revenue, partially offset by an increase in mutual fund shareowner accounts processed. U.S. mutual fund shareowner accounts serviced totaled 80.3 million at June 30, 2002, an increase of 6.2% from the 75.6 million serviced at December 31, 2001 and an increase of 7.4% from the 74.8 million serviced at June 30, 2001.

Output Solutions Segment total revenues for the three and six months ended June 30, 2002 decreased $13.8 million and $26.4 million, respectively, or 4.6% and 4.2%, respectively, over the same periods in 2001. Output Solutions Segment operating revenues for the three and six months ended June 30, 2002 were $143.7 million and $298.3 million, respectively, a decrease of $9.0 million and $19.9 million from the comparable periods in 2001. The revenue decline resulted from the loss of a telecommunications customer in the fourth quarter 2001, declines in brokerage related marketing fulfillment and trade confirmation volumes and changes in statement presentation formats from existing customers which result in lower revenues, partially offset by increased volumes from the insurance and healthcare industries and the inclusion of new international operations of $3.8 million. Output Solutions Segment images produced for the three and six months ended June 30, 2002 increased 5.0% and 7.5%, respectively to 2.1 billion and 4.3 billion, respectively, and items mailed decreased 8.7% and 7.7%, respectively, to 422 million and 895 million, respectively, compared to the same periods in 2001.

Customer Management Segment total revenues for the three and six months ended June 30, 2002 decreased $15.3 million or 21.3% and $15.9 million or 11.5%, respectively, over the same periods in 2001. Customer Management Segment operating revenues for the three and six months ended June 30, 2002 decreased $12.6 million or 23.2% and $11.0 million or 10.7%, respectively, over the same periods in 2001 primarily from decreased processing and software service revenues.

Investments and Other Segment total revenues increased $4.2 million and $8.1 million, respectively, for the three and six months ended June 30, 2002, an increase of 42.0% and 42.2%, respectively, as compared to the same periods in 2001. Investments and Other Segment operating revenues increased $4.1 million and $8.0 million, respectively, for the three and six months ended June 30, 2002, an increase of 41.4% and 42.1%, respectively, as compared to the same periods in 2001, primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company's operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2002 decreased $6.2 million and $2.6 million, respectively, or 8.0% and 1.7%, respectively, over the same periods in 2001. U.S. income from operations for the three and six months ended June 30, 2002 was $62.2 million and $135.8 million, respectively, a decrease of 10.2% and 1.1%, respectively, over the same periods in 2001. International income from operations for the three and six months ended June 30, 2002 was $9.1 million and $16.9 million, respectively, an increase of 13.8% and a decrease of 5.6%, respectively, compared to the same periods in 2001.

Financial Services Segment income from operations for the three and six months ended June 30, 2002 increased 14.1% or $7.8 million and 15.2% or $15.7 million, respectively, over the comparable prior year periods to $63.1 million and $118.7 million, respectively. This resulted in controllable operating margins (income from operations divided by operating revenues) of 27.1% and 25.2%, respectively, for the three and six months ended June 30, 2002, compared to 21.4% and 24.2% for the comparable prior year periods. The increase in controllable operating margin resulted primarily from lower EquiServe personnel costs associated with lower demutualization activity and other cost containment efforts. Excluding PAS from 2001, income from operations for the three and six months ended June 30, 2002, would have increased 18.6% and 20.3%, respectively.

Output Solutions Segment income from operations for the three and six months ended June 30, 2002 decreased $11.1 million and $19.4 million, respectively, or 75.0% and 49.1%, respectively, over the same periods in 2001. The operating income decline resulted primarily from costs of $7.6 million associated with facility consolidations and, to a lesser extent, decreases in revenue. Output Solutions Segment controllable operating margin was 2.6% and 6.7%, respectively, for the three and six months ended June 30, 2002 compared to 9.7% and 12.4%, respectively, for the same periods in 2001. Excluding the facility consolidation costs, income from operations for three and six months ended June 30, 2002 would have decreased $3.5 million or 23.6% and $11.8 million or 29.9%, respectively, and controllable operating margin would have been 7.9% and 9.3% for the three and six months ended June 30, 2002, respectively.

Customer Management Segment income from operations totaled $2.0 million and $9.2 million for the three and six months ended June 30, 2002, respectively, a decrease of 69.7% and 10.7%, respectively, over the comparable prior year periods. Controllable operating margin was 4.8% and 10.0% for the three and six months ended June 30, 2002, compared to 12.1% and 10.0% for the comparable prior year periods.

Investments and Other Segment income from operations totaled $2.5 million and $4.6 million for the three and six months ended June 30, 2002, as compared to $0.8 million and $2.4 million for the three and six months ended June 30, 2001.

Interest expense

Interest expense totaled $2.9 million and $5.7 million, respectively, for the three and six months ended June 30, 2002, an increase from $1.9 million and $3.1 million recorded in the comparable periods in 2001. Average debt balances were higher in 2002 compared to 2001, primarily as a result of common stock repurchases and the EquiServe acquisition.

Other income, net

Other income was $10.4 million for the three months ended June 30, 2002, compared to $7.0 million recorded in the prior year quarter. Second quarter 2002 results include $4.2 million primarily related to interest and dividend income, $3.9 million related primarily to net gains on securities and a $2.3 million gain from the sale of the DST Output presort business. Second quarter 2001 results include $3.5 million primarily related to interest and dividend income and $3.5 million related primarily to net gains on securities.

Other income was $18.4 million for the six months ended June 30, 2002, compared to $13.6 million recorded in the prior year. Year to date 2002 results include $8.4 million primarily related to interest and dividend income, $7.8 million related primarily to net gains on securities and a $2.3 million gain from the sale of the DST Output presort business. Year to date 2001 results include $6.8 million primarily related to interest and dividend income and $6.8 million related primarily to net gains on securities.

Gain on sale of PAS

On June 29, 2001, DST sold its PAS business to State Street Corporation ("State Street"). DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses. DST recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $2.6 million and $5.1 million, respectively, for the three and six months ended June 30, 2002 as compared to $0.3 million and $1.2 million, respectively, for the three and six months ended June 30, 2001. Increased earnings were recorded at Boston Financial Data Services due to higher revenues from client additions and reduced operating expenses obtained from cost containment efforts. International Financial Data Services, U.K. losses were lower as revenue growth from higher account service levels were partially offset by higher costs related to the relocation to new facilities. International Financial Data Services, U.K. results reflect an increase in accounts serviced to 3.2 million at June 30, 2002, which is 0.1 million or 3.2% above year end 2001 levels and 0.3 million or 10.3% over June 30, 2001 levels. International Financial Data Services, Canada earnings decreased from lower revenues from client funded development work and increased costs from operations.

Income taxes

DST's effective tax rate was 34.0% for the quarter and six months ended June 30, 2002, compared to 36.2% for the prior year quarter and 35.8% for the six months ended June 30, 2001. Excluding the taxes provided on the PAS transaction, the effective tax rate would have been 35.1% for the quarter and six months ended June 30, 2001. The 2002 and 2001 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment total revenues for the three and six months ended June 30, 2002 decreased 11.2% and increased 12.4%, respectively, over the same periods in 2001 to $272.6 million and $555.1 million, respectively. Financial Services Segment operating revenues for the three and six months ending June 30, 2002 were $232.9 million and $470.1 million, respectively, a decrease of $25.1 million or 9.7% and an increase of $44.6 million or 10.5%, respectively, over the prior year periods. U.S. Financial Services operating revenue decreased 10.8% to $207.1 million and increased 13.0% to $423.0 million, respectively, for the three and six months ended June 30, 2002. EquiServe, acquired in March 2001, is included in both quarters for 2002 compared to only the second quarter in 2001 and the PAS business, sold in June 2001, is included only in 2001. Excluding PAS from 2001, operating revenues for three and six months ended would have decreased 8.0% and increased 13.1%, respectively, over the same periods in 2001. The decrease is primarily from a decrease in EquiServe revenues from lower demutualization revenues of approximately $15 million, as the Prudential demutualization is complete, lower revenue from corporate actions (e.g. tenders and exchanges), lower revenues from slower market activity and a decrease in Automated Work Distributor ("AWD") license revenue, partially offset by an increase in mutual fund shareowner accounts processed. U.S. mutual fund processing revenues for the three and six months ended June 30, 2002 increased 4.0% and 2.9%, respectively, over the prior year periods as shareowner accounts serviced increased 7.4% from 74.8 million at June 30, 2001 to 80.3 million at June 30, 2002.

Financial Services Segment operating revenues from international operations for the three and six months ended June 30, 2002 increased 0.4% to $25.8 million and decreased 7.6% to $47.1 million, respectively. The changes are primarily from an increase in investment management processing, AWD license and AWD maintenance revenues partially offset by lower investment accounting license revenues.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2002 decreased 17.0% to $190.1 million and increased 12.9% to $397.4 million over the comparable periods in 2001. Personnel costs for the three and six months ended June 30, 2002 decreased 10.6% and increased 13.8%, respectively, over the comparable prior year periods. Excluding PAS from 2001, costs and expenses would have decreased 16.0% and increased 13.8%, respectively, and personnel costs would have decreased 9.5% and increased 15.5%, respectively, for the three and six months ended June 30, 2002. Costs and expenses decreased for the three month period, primarily from lower EquiServe personnel costs associated with lower demutualization activity, other cost containment efforts and the absence of the PAS business. Costs and expenses increased for the six month period, principally from the inclusion of EquiServe for both quarters of 2002 partially offset by lower demutualization costs and cost containment activities.

Depreciation and amortization
Segment depreciation and amortization decreased 14.5% or $3.3 million and increased 0.3% and $0.1 million, respectively, for the three and six months ended June 30, 2002 over the comparable periods in 2001. The decrease over prior year quarter is primarily the result of the required cessation of goodwill amortization. The increase for the six month period is primarily attributable to the inclusion of EquiServe for both quarters of 2002, partially offset by the required cessation of goodwill amortization.

Income from operations
Segment income from operations for the three and six months ended June 30, 2002 increased 14.1% to $63.1 million and 15.2% to $118.7 million, respectively, over the comparable prior year periods. The Segment's controllable operating margins were 27.1% and 25.2% for the three and six months ended June 30, 2002 as compared to 21.4% and 24.2% for the three and six months ended June 30, 2001, respectively. The increase in controllable operating margin resulted primarily from cost containment efforts. Excluding PAS from 2001, income from operations for the three and six months ended June 30, 2002 would have increased 18.6% and 20.3%, respectively.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment total revenues for the three and six months ended June 30, 2002 decreased 4.6% to $287.4 million and 4.2% to $599.1 million, respectively, as compared to the same periods in 2001. Output Solutions Segment operating revenues for the three and six months ended June 30, 2002 decreased 5.9% to $143.7 million and 6.3% to $298.3 million, respectively, as compared to the same periods in 2001. The revenue decline resulted from the loss of a telecommunications customer in the fourth quarter 2001, declines in brokerage related marketing fulfillment and trade confirmation volumes and changes in statement presentation formats from existing customers which result in lower revenues, partially offset by increased volumes from the insurance and healthcare industries and the inclusion of new international operations of $3.8 million.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2002 decreased 1.0% to $274.3 million and 1.2% to $560.8 million, respectively, over the comparable periods in 2001. Personnel costs for the three and six months ended June 30, 2002 decreased 10.3% and 9.5% over the comparable prior year periods. Excluding costs of $7.6 million associated with facility consolidations, costs and expenses would have decreased 3.8% and 2.6%, respectively, primarily due to decreased personnel and purchased material costs.

As previously announced, the Company plans to consolidate its operations into three large facilities and close certain other smaller facilities, which the Company believes will result in operational efficiencies. The Company recorded $7.6 million in costs related to the consolidations in the second quarter of 2002. The Company still expects to incur additional charges in future periods related to facility consolidations at approximately $6 million to $8 million related to items that are required to be expensed when incurred. The estimated impact of the facility consolidations reflect the Company's current views. There may be material differences between these estimates and the actual costs.

Depreciation and amortization
Segment depreciation and amortization increased $0.1 million to $9.4 million for the three months ended June 30, 2002 compared to the prior year. There was no change for the six months ended June 30, 2002 compared to the same period in 2001.

Income from operations
Segment income from operations for the three and six months ended June 30, 2002 decreased $11.1 million or 75.0% and $19.4 million or 49.1%, respectively, over the same periods in 2001. Segment controllable operating margins were 2.6% and 6.7% for the three and six months ended June 30, 2002, respectively, as compared to 9.7% and 12.4% for the three and six months ended June 30, 2001, respectively. The operating income decline resulted primarily from costs of $7.6 million associated with facility consolidations and, to a lesser extent, decreases in revenue. Excluding these costs, income from operations for three and six months ended June 30, 2002 would have decreased $3.5 million or 23.6% and $11.8 million or 29.9%, respectively, and controllable operating margin would have been 7.9% and 9.3% for the three and six months ended June 30, 2002, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment total revenues for the three and six months ended June 30, 2002 decreased 21.3% to $56.7 million and 11.5% to $122.3 million, respectively, as compared to the same periods in 2001. Customer Management Segment operating revenues for the three and six months ended June 30, 2002 were $41.8 million, a decrease of $12.6 million or 23.2%, and $91.9 million, a decrease of $11.0 million or 10.7%, respectively, over the comparable periods in 2001. Processing and software service revenues decreased to $40.9 million and $87.2 million, respectively, for the three and six months ended June 30, 2002 from $50.8 million and $97.7 million for the three and six months ended June 30, 2001, respectively. Processing and software service revenues decreased as a result of the loss of a customer in late 2001, the recognition of certain AWD license revenue in the second quarter of 2001 and the deferral of approximately $4.2 million of revenue in the second quarter of 2002 relating to a customer filing for protection under Chapter 11 of the Bankruptcy Code. Equipment sales decreased to $0.9 million and $4.7 million for the three and six months ended June 30, 2002, respectively, from $3.6 million and $5.2 million for the three and six months ended June 30, 2001, respectively. Total cable and satellite subscribers serviced were 41.3 million at June 30, 2002, an increase of 1.0% compared to year end 2001 levels, principally from an increase in U.S. satellite and international cable subscribers serviced.

As previously announced, the Company has been advised that a customer, Charter Communications Inc. ("Charter") plans to discontinue its processing agreement. It is not expected that any substantial portion of Charter's subscribers will be removed during 2002. At June 30, 2002, the Company serviced approximately 4 million Charter subscribers.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2002 decreased $8.1 million or 13.3% and $9.8 million or 8.2%, respectively, compared to the same periods in 2001, primarily attributable to lower processing and hardware costs.

Depreciation and amortization
Segment depreciation and amortization for the three and six months ended June 30, 2002 decreased 57.8% to $1.9 million and 57.5% to $3.7 million, respectively, compared to the same periods in 2001. The decrease is primarily from lower capitalized software amortization and the elimination of goodwill amortization.

Income from operations
Customer Management Segment income from operations for the three and six months ended June 30, 2002 decreased $4.6 million and $1.1 million, respectively, or 69.7% and 10.7%, respectively, compared to the prior year periods, resulting in a controllable operating margin of 4.8% and 10.0% for the three and six months ended June 30, 2002, respectively, as compared to 12.1% and 10.0% for three and six months ended June 30, 2001, respectively.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment total revenues were $14.2 million and $27.3 million for the three and six months ended June 30, 2002, respectively, an increase of $4.2 million and $8.1 million, respectively, as compared to the prior year periods. Investments and Other Segment operating revenues were $14.0 million and $27.0 million for the three and six months ended June 30, 2002, respectively, an increase of $4.1 million and $8.0 million, respectively, as compared to prior year periods. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses increased $2.3 million and $5.3 million for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001 primarily as a result of additional real estate activities.

Depreciation and amortization
Segment depreciation and amortization increased $0.2 million and $0.6 million for the three and six months ended June 30, 2002, respectively, over the same periods in 2001.

Income from operations
The Segment's income from operations totaled $2.5 million and $4.6 million for the three and six months ended June 30, 2002, respectively, as compared to $0.8 million and $2.4 million for the three and six months ended June 30, 2001, principally from higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $178.9 million for the six months ended June 30, 2002. Operating cash flows for the six months ended June 30, 2002 were primarily caused by net income of $112.5 million and depreciation and amortization of $66.2 million.

Cash flows used in investing activities totaled $142.2 million for the six months ended June 30, 2002. The Company expended $123.2 million during the six months ended June 30, 2002 for capital additions. The Company made $27.2 million of investments in available-for-sale securities and other investments. During the six months ended June 30, 2002, the Company received $23.5 million from the sale of investments in available-for-sale securities and $6.5 million from the sale of investment in unconsolidated affiliates and other.

Cash flows used in financing activities totaled $59.1 million for the six months ended June 30, 2002. The Company received proceeds from the issuance of common stock of $16.7 million for the six months ended June 30, 2002. In December 2001, the Company entered into a $285 million (increased to $315 million in February
2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. The $315 million revolving credit facility replaced the Company's previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. At June 30, 2002, there was $160.0 million outstanding under the $315 million revolving credit facility, and net borrowings totaled $47.0 million for the six months ended June 30, 2002.

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2003. Net additional borrowings under this facility totaled $1.9 million for the six months ended June 30, 2002, bringing total net borrowings under this facility to $44.9 million at June 30, 2002.

On August 2, 2002, DST Systems, Inc. announced the acquisition of the operations of lock\line, LLC ("lock\line") for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is headquartered in the Kansas City area. lock\line revenues for its fiscal year ended April 30,

2002 were approximately $51 million. lock\line will be included in the Financial Services Segment for financial reporting purposes. The transaction is expected to be accretive to diluted earnings per share.

The acquisition was accounted for as a purchase and the results of lock\line's operations will be included in DST's 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company's $315 million syndicated line of credit and a $100 million term bridge loan, which expires on December 30, 2002, and has essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard ("SFAS") No. 142.

lock\line's revenues for the year ended December 31, 2001 were $41.3 million and for the six months ended were $32.5 million. Assuming the acquisition had occurred January 1, 2001, the Company's consolidated operating revenues for the three and six months ended June 30, 2002 would have been $419.8 million and $862.0 million, respectively, and $1,701.3 million for the year ended December 31, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

Subsequent to quarter end, DST exercised its contractual rights to acquire additional shares of voting common stock of Wall Street Access for approximately $16 million. DST now has a 20% interest in Wall Street Access.

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One. EquiServe is one of the nation's largest corporate transfer agency service providers, maintaining and servicing the records of approximately 26.3 million shareholder accounts for approximately 1,400 publicly traded companies.

The acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in DST's 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.3 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization in accordance with SFAS No. 142.

Assuming the acquisition had occurred January 1, 2001, consolidated total revenues would have been $723.5 million or $1,262.2 million, respectively, and consolidated operating revenues would have been $533.5 million or $903.1 million, respectively, for the three and six months ended June 30, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

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

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2003. Borrowings under the facility are available at rates based on the Euro dollar, fed funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder's equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan become immediately due and payable.

During the second quarter and six months ended June 30, 2002, the Company purchased 1.3 million and 1.4 million shares, respectively, of its common stock under previously announced share repurchase programs for $55.4 million and $56.4 million, respectively. The purchase of the shares was financed from cash flow from operations and borrowings under the Company's syndicated line of credit. The shares purchased will be utilized for DST's stock award, employee stock purchase and stock option programs and for general corporate purposes. As of June 30, 2002, DST has purchased 14.8 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. As of June 30, 2002, the Company had one outstanding forward stock purchase agreement; the cost to settle the agreement would be approximately $57.9 million for approximately 1.3 million shares of common stock. The agreement, which expires in June 2003, allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

Subsequent to June 30, 2002, the Company entered into an additional forward stock purchase agreement. This agreement, which expires in September 2002, allows the Company to elect net cash or net share settlement in lieu of physical settlement of the shares. The cost to settle this agreement would be approximately $100.1 million for approximately 3.0 million shares of common stock.

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

OTHER

Comprehensive income. The Company's comprehensive losses totaled $46.1 million and comprehensive income totaled $42.8 million for the three and six months ended June 30, 2002, respectively, compared to comprehensive income of $116.4 million and comprehensive losses of $88.2 million, respectively, for the comparable periods in 2001. Comprehensive income consists of net income of $53.7 million and $112.5 million and other comprehensive losses of $99.8 million and $69.7 million for the three and six months ended June 30, 2002, respectively, and net income of $73.8 million and $128.3 million and other comprehensive income of $42.6 and other comprehensive losses of $216.5 million for the three and six months ended June 30, 2001, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Seasonality. Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year. Software license revenues and operating results are dependent upon the timing, size and terms of the license.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of June 30, 2002 was approximately $1,138 million. The impact of a 10% change in fair value of these investments would be approximately $69 million to comprehensive income. As discussed under "Comprehensive Income" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At June 30, 2002, there was approximately $1.3 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.2 million of net income.

At June 30, 2002, the Company had $302.2 million of debt, of which $210.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement dated March 28, 2002. A total of 115,811,916 shares of Common Stock, or 96.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matters as follows:

1)       Election of two directors for terms ending in 2005:

                                 Thomas A.           M. Jeannine
                                 McDonnell           Strandjord
                              ----------------     ----------------

     For                          115,370,617          115,189,527
     Withheld                         441,299              622,389
                              ----------------     ----------------
     Total                        115,811,916          115,811,916
                              ================     ================

The terms of office of Directors Thomas A. McCullough, William C. Nelson and Travis E. Reed will expire at the Annual Meeting of Stockholders in 2003. The terms of office of Directors A. Edward Allinson and Michael G. Fitt will expire at the Annual Meeting of Stockholders in 2004.

2) Approval of amendment of DST Systems, Inc. 1995 Stock Option and Performance Award Plan:

     For                           79,989,398
     Against                       35,627,181
     Withheld                         195,337
                              ----------------
     Total                        115,811,916
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

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:


                                                                            June 30,        December 31,
                                                                              2002              2001
                                                                         ---------------   ---------------
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.
    Non-retirement accounts                                                        50.8              49.0
    IRA mutual fund accounts                                                       19.5              18.5
    TRAC mutual fund accounts                                                       8.6               7.4
    Section 529 savings plan accounts                                               1.4               0.7
                                                                         ---------------   ---------------
                                                                                   80.3              75.6
                                                                         ===============   ===============

  International
    United Kingdom (1)                                                              3.2               3.1
    Canada (2)                                                                      1.7               1.7

Security transfer  processed accounts (millions)                                   27.1              27.8

TRAC participants (millions)                                                        2.5               2.5
Automated Work Distributor workstations (thousands)                                90.6              85.5

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                             33.0              32.7
  International                                                                     8.3               8.2

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                              2002              2001
                                                                         ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                        4,304             3,989
Items mailed (millions)                                                             895               970


(1) Processed by International Financial Data Services, U.K., an unconsolidated affiliate of the Company.
(2) Processed by International Financial Data Services, Canada, an unconsolidated affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.6 The Company's Supplemental Executive Retirement Plan effective January 1, 1999 as amended and restated as of May 14, 2002, is attached hereto as Exhibit 10.6.

(b)      Reports on Form 8-K:

         The Company furnished under Item 9 of Form 8-K, the Company's Form 8-K dated April 24, 2002, reporting the announcement of financial results for the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 14, 2002.

DST Systems, Inc.

/s/ Kenneth V. Hager
---------------------------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)