Form 10-Q
period 2002-09-30
DST SYSTEMS INC
filed 2002-11-15
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 1-14036

DST SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1581814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West 11 th Street, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)

(816) 435-1000

(Registrant’s telephone number, including area code)

No Changes

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒             NO    ☐

Number of shares outstanding of the Company’s common stock as of October 31, 2002:
Common Stock $0.01 par value – 119,557,099

DST Systems, Inc.
Form 10-Q
September 30, 2002
Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Introductory Comments	3

	Condensed Consolidated Balance Sheet –
	September 30, 2002 and December 31, 2001	4

	Condensed Consolidated Statement of Income –
	Three and Nine months Ended September 30, 2002 and 2001	5

	Condensed Consolidated Statement of Cash Flows –
	Nine months Ended September 30, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7–15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16–26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURE		30

CERTIFICATIONS		31–32

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
September 30, 2002
Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
(dollars in millions, except per share amounts)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$70.6	$84.4
Transfer agency investments	49.8	60.6
Accounts receivable	381.2	361.8
Other current assets	99.3	98.0

	600.9	604.8
Investments	1,073.6	1,436.4
Properties	524.2	455.5
Goodwill	257.3	170.5
Intangibles	134.6	27.5
Other assets	12.5	9.3

Total assets	$2,603.1	$2,704.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$50.6	$63.5
Transfer agency deposits	49.8	60.6
Accounts payable	111.5	111.2
Accrued compensation and benefits	92.1	77.3
Deferred revenues and gains	47.2	54.7
Other liabilities	138.1	104.1

	489.3	471.4
Long-term debt	421.5	243.4
Deferred income taxes	276.6	427.2
Other liabilities	84.5	89.6

	1,271.9	1,231.6

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par; 300 million shares
authorized, 127.6 million shares issued	1.3	1.3
Additional paid-in capital	370.7	392.1
Retained earnings	1,123.8	960.2
Treasury stock (7.9 million and 7.2 million shares,
respectively), at cost	(323.5)	(289.3)
Accumulated other comprehensive income	158.9	408.1

Total stockholders’ equity	1,331.2	1,472.4

Total liabilities and stockholders’ equity	$2,603.1	$2,704.0

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Operating revenues	$405.5	$419.9	$1,235.0	$1,240.3
Out-of-pocket reimbursements	172.5	191.9	544.2	551.0

Total revenues	578.0	611.8	1,779.2	1,791.3

Costs and expenses	465.9	501.7	1,448.3	1,455.5
Depreciation and amortization	36.4	39.9	102.6	110.4

Income from operations	75.7	70.2	228.3	225.4

Interest expense	(3.7)	(1.7)	(9.4)	(4.8)
Other income, net	3.9	5.9	22.4	19.5
Gain on sale of PAS				32.8
Equity in earnings of unconsolidated affiliates	1.5	0.5	6.6	1.7

Income before income taxes	77.4	74.9	247.9	274.6
Income taxes	26.3	26.3	84.3	97.7

Net income	$51.1	$48.6	$163.6	$176.9

Average common shares outstanding	119.9	123.0	120.2	123.4
Diluted shares outstanding	121.8	125.8	122.2	126.9

Basic earnings per share	$0.43	$0.40	$1.36	$1.43
Diluted earnings per share	$0.42	$0.39	$1.34	$1.39

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Nine Months
	Ended September 30,
	2002	2001

Cash flows — operating activities:
Net income	$163.6	$176.9

Depreciation and amortization	102.6	110.4
Equity in earnings of unconsolidated affiliates	(6.6)	(1.7)
Net realized gain from sale of investments and PAS	(7.1)	(41.2)
Deferred taxes	10.9	(15.9)
Changes in accounts receivable	(7.5)	(4.7)
Changes in other current assets	10.3	(3.3)
Changes in accounts payable and accrued liabilities	32.0	40.8
Other, net	6.2	(10.5)

Total adjustments to net income	140.8	73.9

Net	304.4	250.8

Cash flows — investing activities:
Proceeds from sale of property and equipment	0.4	3.9
Proceeds from sale of investments and PAS	51.9	57.5
Investments and advances to unconsolidated affiliates	(41.7)	(14.0)
Investments in securities	(50.0)	(45.2)
Capital expenditures	(173.3)	(138.5)
Payment for purchase of subsidiaries, net of cash acquired	(191.7)	(35.2)
Other, net	2.9	6.9

Net	(401.5)	(164.6)

Cash flows — financing activities:
Proceeds from issuance of common stock	21.0	22.1
Principal payments on long-term debt	(56.9)	(4.6)
Net increase in revolving credit facilities and notes payable	213.8	137.3
Common stock repurchased	(94.6)	(235.3)

Net	83.3	(80.5)

Net decrease in cash and cash equivalents	(13.8)	5.7
Cash and cash equivalents at beginning of period	84.4	116.2

Cash and cash equivalents at end of period	$70.6	$121.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

Revenue recognition
Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements received for “Out-of-Pocket” (“OOP”) Expenses Incurred (“EITF No. 01-14”), formerly EITF Topic No. D-103. Prior to the issuance of EITF No. 01-14, the Company netted the OOP expense reimbursements from customers with the applicable OOP expenditures. The Company’s significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services segment and the Output Solutions segment. Under EITF No. 01-14, the Company is required to record the reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF No. 01-14 did not impact income from operations or net income. Comparative financial statements for prior periods have been reclassified to comply with the new guidance. For each segment, total revenues are reported in two categories, operating revenues (which correspond to amounts previously reported) and OOP reimbursements. OOP expenses are included in costs and expenses.

2. Recent Acquisitions

lock\line, LLC
On August 2, 2002, DST Systems, Inc. acquired lock\line, LLC and certain of its affiliates (“lock\line”) for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is headquartered in the Kansas City area. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line is included in the Financial Services segment for financial reporting purposes. The transaction is expected to be accretive to diluted earnings per share.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in DST’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing which was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

The following table, which is based upon an estimated valuation, summarizes the allocation of the minimum purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition. The following amounts are subject to adjustment upon completion of the valuation of identifiable intangible assets.

(in millions)
Current assets	$22.2
Properties	8.1
Other non-current assets	0.5
Intangible assets	109.2
Goodwill	76.1

216.1
Current liabilities	23.6
Non-current liabilities	2.5

Net assets acquired	$190.0

The intangible assets principally represent customer relationships, which will be amortized over 20 years.

lock\line’s operating revenues for the year ended December 31, 2001 were $41.3 million and for the nine months ended September 30, 2002 were $51.7 million. Assuming the acquisition had occurred January 1, 2001, the Company’s consolidated operating revenues for the three and nine months ended September 30, 2002 would have been $411.0 million and $1,273.0 million, respectively, and $1,701.3 million for the year ended December 31, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

Wall Street Access, LLC (“Wall Street Access”)
In July 2002, DST exercised its contractual rights to acquire additional shares of voting common stock of Wall Street Access for approximately $16 million. DST now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

3. DST Output Restructuring

As previously announced, the Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which it believes will result in operational efficiencies. The segment recorded costs associated with facility consolidations of $1.4 million and $9.0 million, respectively, for the three and nine months ended September 30, 2002. Additional charges of $4 million to $6 million related to facility consolidations will be expensed when incurred. The Company estimates that when fully implemented, the annualized savings will be approximately $12 million. There may be material differences between these estimates and actual costs.

4. EquiServe, Inc. (“EquiServe”)

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial (“FleetBoston”) and Bank One Corporation (“Bank One”). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One.

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $3.9 million and $5.6 million in the three and nine months ended September 30, 2002, respectively, related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 400 employees have been separated from the Company as of September 30, 2002. The remaining employee severances of approximately $4.9 million are expected to be paid in 2002. Contract termination costs of approximately $3.4 million related to facilities that were closed were paid in 2001.

5. Investments

Investments are as follows (in millions):

		Carrying Value

	Ownership	September 30,	December 31,
	Percentage	2002	2001

Available-for-sale securities:
State Street Corporation	4%	$494.3	$668.4
Computer Sciences Corporation	5%	239.9	422.8
Euronet Worldwide, Inc.	8%	9.5	40.5
Other available-for-sale securities		109.2	117.8

		852.9	1,249.5

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	68.5	63.9
International Financial Data Services, U.K.	50%	10.9	10.5
International Financial Data Services, Canada	50%	14.9	12.9
Other unconsolidated affiliates		82.8	62.2

		177.1	149.5

Other:
Net investment in leases		2.0	4.7
Other		41.6	32.7

		43.6	37.4

Total investments		$1,073.6	$1,436.4

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30,	December 31,
	2002	2001

Cost	$591.0	$569.0
Gross unrealized gains	332.0	683.8
Gross unrealized losses	(70.1)	(3.3)

Market value	$852.9	$1,249.5

The Company realized $3.3 million and $3.5 million of investment impairments for the three and nine months ended September 30, 2002. Investment impairments for the 2001 comparable periods were not significant. A decline in a security’s net realizable value that is other than temporary is treated as a realized loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Boston Financial Data Services, Inc.	$0.8	$0.7	$4.5	$3.3
International Financial Data Services, U.K.	(0.2)	0.6	(0.5)	0.2
International Financial Data Services, Canada	0.5	1.0	1.2	3.0
Other	0.4	(1.8)	1.4	(4.8)

	$1.5	$0.5	$6.6	$1.7

6. Goodwill and Intangibles

Effective July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 and effective January 1, 2002 for all goodwill and intangible assets, the Company adopted, as required, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives.

If SFAS No. 142 would have been adopted at January 1, 2001, the Company would have reported net income and diluted earnings per share as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Reported net income	$51.1	$48.6	$163.6	$176.9
Add goodwill amortization (net of tax)		2.1		6.1

Adjusted net income	$51.1	$50.7	$163.6	$183.0

Basic earnings per share
Reported net income	$0.43	$0.40	$1.36	$1.43
Goodwill amortization (net of tax)		0.02		0.05

Adjusted net income	$0.43	$0.42	$1.36	$1.48

Diluted earnings per share
Reported net income	$0.42	$0.39	$1.34	$1.39
Goodwill amortization (net of tax)		0.02		0.05

Adjusted net income	$0.42	$0.41	$1.34	$1.44

Average common shares outstanding	119.9	123.0	120.2	123.4
Diluted potential common shares	121.8	125.8	122.2	126.9

The following table summarizes intangible assets (in millions):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$137.2	$2.9	$28.3	$0.9
Intellectual property			9.8	9.8
Other	0.3		2.2	2.1

Total	$137.5	$2.9	$40.3	$12.8

Amortization of intangible assets for the three and nine months ended September 30, 2002 was $1.2 million and $2.0 million, respectively. Annual amortization for intangible assets recorded as of September 30, 2002 is estimated at $3.7 million for the year 2002 and $6.9 million for each of the years 2003, 2004, 2005 and 2006.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by segment (in millions):

	December 31,			September 30,
	2001	Acquisitions	Other	2002

Financial Services	$156.1	$76.1	$10.6	$242.8
Output Solutions	8.7	1.4	(1.0)	9.1
Customer Management	5.4			5.4
Investments and Other	0.3		(0.3)

Total	$170.5	$77.5	$9.3	$257.3

Amortization of goodwill and other intangibles, net of tax, for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 totaled $1.4 million, $2.7 million, $2.0 million and $7.2 million, respectively.

The Company has completed its initial impairment testing of goodwill and has concluded that no such impairment exists. The fair value of the reporting units were estimated using the expected present value of future cash flows.

7. Stockholders’ Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Net income	$51.1	$48.6	$163.6	$176.9

Average common shares outstanding	119.9	123.0	120.2	123.4
Incremental shares from assumed
conversions of stock options and
forward purchase agreements	1.9	2.8	2.0	3.5

Diluted potential common shares	121.8	125.8	122.2	126.9

Basic earnings per share	$0.43	$0.40	$1.36	$1.43
Diluted earnings per share	$0.42	$0.39	$1.34	$1.39

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Net income	$51.1	$48.6	$163.6	$176.9

Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising
during the period	(295.1)	(73.9)	(412.4)	(417.9)
Less reclassification adjustments for gains
included in net income	(1.2)	(6.5)	(6.2)	(13.2)
Foreign currency translation adjustments	1.1	2.0	5.9	(0.8)
Deferred income taxes	115.7	31.4	163.5	168.4

Other comprehensive income (loss)	(179.5)	(47.0)	(249.2)	(263.5)

Comprehensive income (loss)	$(128.4)	$1.6	$(85.6)	$(86.6)

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the quarter ended September 30, 2002, the Company entered into a new forward purchase agreement, which expires in September 2003. The cost to settle this agreement at September 30, 2002 would be approximately $100 million for approximately 3.0 million shares of common stock. At September 30, 2002, there have not been any shares purchased under this agreement. During the second quarter of 2002, the Company entered into a forward purchase agreement, which expires in June 2003. The cost to settle this agreement would be approximately $40 million for approximately 1.0 million shares of common stock. At September 30, 2002, approximately 0.3 million shares have been purchased under this agreement. Both agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

8. Segment Information

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company’s real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other segment. The Company evaluates the performance of its segments based on income before income taxes, non-recurring items and interest expense.

Summarized financial information concerning the segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2002

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$239.2	$120.6	$42.5	$3.2	$		$405.5
Intersegment operating revenues	2.5	14.1		10.4		(27.0)
Out-of-pocket reimbursements	27.3	150.5	17.3	0.1		(22.7)	172.5

	269.0	285.2	59.8	13.7		(49.7)	578.0
Costs and expenses	180.3	272.8	52.4	10.1		(49.7)	465.9
Depreciation and amortization	22.0	9.7	1.7	3.0			36.4

Income from operations	66.7	2.7	5.7	0.6			75.7
Other income, net	0.6			3.3			3.9
Equity in earnings (losses) of
unconsolidated affiliates	1.6			(0.1)			1.5

Income before interest
and income taxes	$68.9	$2.7	$5.7	$3.8	$		$81.1

	Three Months Ended September 30, 2001

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$236.8	$131.9	$48.5	$2.7		$—	$419.9
Intersegment operating revenues	1.6	15.6		7.3		(24.5)
Out-of-pocket reimbursements	42.9	153.7	17.3	0.1		(22.1)	191.9

	281.3	301.2	65.8	10.1		(46.6)	611.8
Costs and expenses	204.0	279.2	59.1	6.0		(46.6)	501.7
Depreciation and amortization	22.6	10.3	4.3	2.7			39.9

Income from operations	54.7	11.7	2.4	1.4			70.2
Other income, net	(5.8)	2.4		9.3			5.9
Equity in earnings (losses) of
unconsolidated affiliates	0.6	(0.1)					0.5

Income before interest
and income taxes	$49.5	$14.0	$2.4	$10.7	$		$76.6

	Nine Months Ended September 30, 2002

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$704.9	$387.2	$134.4	$8.5	$		$1,235.0
Intersegment operating revenues	6.9	45.8		32.1		(84.8)
Out-of-pocket reimbursements	112.3	451.3	47.7	0.4		(67.5)	544.2

	824.1	884.3	182.1	41.0		(152.3)	1,779.2
Costs and expenses	577.7	833.6	161.8	27.5		(152.3)	1,448.3
Depreciation and amortization	61.0	27.9	5.4	8.3			102.6

Income from operations	185.4	22.8	14.9	5.2			228.3
Other income, net	4.7	3.7		14.0			22.4
Equity in earnings of
unconsolidated affiliates	5.5			1.1			6.6

Income before interest
and income taxes	$195.6	$26.5	$14.9	$20.3	$		$257.3

	Nine Months Ended September 30, 2001

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$661.6	$419.6	$151.4	$7.7	$		$1,240.3
Intersegment operating revenues	2.3	46.1		21.3		(69.7)
Out-of-pocket reimbursements	111.2	461.0	52.6	0.3		(74.1)	551.0

	775.1	926.7	204.0	29.3		(143.8)	1,791.3
Costs and expenses	555.9	847.0	178.3	18.1		(143.8)	1,455.5
Depreciation and amortization	61.5	28.5	13.0	7.4			110.4

Income from operations	157.7	51.2	12.7	3.8			225.4
Other income, net	(4.2)	2.4		21.3			19.5
Gain on sale of PAS	32.8						32.8
Equity in earnings (losses) of
unconsolidated affiliates	1.9			(0.2)			1.7

Income before interest
and income taxes	$188.2	$53.6	$12.7	$24.9	$		$279.4

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $3.7 million and $9.4 million for the three and nine months ended September 30, 2002, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2001, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s amended Current Report on Form 8-K/A dated March 19, 2002, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (“SEC”) in Washington, D.C. and can be obtained by contacting the SEC’s Public Reference Branch. Readers are strongly encouraged to obtain and consider the factors listed in the March 19, 2002 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

INTRODUCTION

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in certain equity securities and financial interests and the Company’s real estate and computer hardware leasing subsidiaries and affiliates have been aggregated into an Investments and Other segment.

Financial Services
The Financial Services segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers, financial planners and providers of consumer product protection programs.

Output Solutions
The Output Solutions segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs.

Customer Management
The Customer Management segment provides sophisticated customer management and open billing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet-protocol telephony, Internet and utility markets worldwide.

Investments and Other
The Investments and Other segment holds investments in certain equity securities and financial interests and the Company’s real estate and computer hardware leasing subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three months			Nine Months
	Ended September 30,			Ended September 30,
	2002		2001	2002		2001

Revenues
Operating revenues
Financial Services	$241.7		$238.4	$711.8		$663.9
Output Solutions	134.7		147.5	433.0		465.7
Customer Management	42.5		48.5	134.4		151.4
Investments and Other	13.6		10.0	40.6		29.0
Eliminations	(27.0)		(24.5)	(84.8)		(69.7)

	$405.5		$419.9	$1,235.0		$1,240.3

% change from prior year period	(3.4%	)		(0.4%	)

Out-of-Pocket reimbursements
Financial Services	$27.3		$42.9	$112.3		$111.2
Output Solutions	150.5		153.7	451.3		461.0
Customer Management	17.3		17.3	47.7		52.6
Investments and Other	0.1		0.1	0.4		0.3
Eliminations	(22.7)		(22.1)	(67.5)		(74.1)

	$172.5		$191.9	$544.2		$551.0

% change from prior year period	(10.1%	)		(1.2%	)

Total revenues	$578.0		$611.8	$1,779.2		$1,791.3

% change from prior year period	(5.5%	)		(0.7%	)

Income from operations
Financial Services	$66.7		$54.7	$185.4		$157.7
Output Solutions	2.7		11.7	22.8		51.2
Customer Management	5.7		2.4	14.9		12.7
Investments and Other	0.6		1.4	5.2		3.8

	75.7		70.2	228.3		225.4
Interest expense	(3.7)		(1.7)	(9.4)		(4.8)
Other income, net	3.9		5.9	22.4		19.5
Gain on sale of PAS						32.8
Equity in earnings of unconsolidated
affiliates, net of income taxes	1.5		0.5	6.6		1.7

Income before income taxes	77.4		74.9	247.9		274.6
Income taxes	26.3		26.3	84.3		97.7

Net income	$51.1		$48.6	$163.6		$176.9

Basic earnings per share	$0.43		$0.40	$1.36		$1.43
Diluted earnings per share	$0.42		$0.39	$1.34		$1.39

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2002 decreased $33.8 million or 5.5% and $12.1 million or 0.7%, respectively, over the same periods in 2001. Consolidated operating revenues (excluding OOP reimbursements) for the three and nine months ended September 30, 2002 decreased $14.4 million or 3.4% over the prior year quarter and $5.3 million or 0.4% over the prior year nine month period. U.S. operating revenues for the three and nine months ended September 30, 2002 were $368.2 million and $1,126.4 million, respectively, a decrease of 4.8% and 0.9%, respectively, over the same periods in 2001. International operating revenues for the three and nine months ended September 30, 2002 were $37.3 million and $108.6 million, respectively, an increase of 12.3% and 5.1%, respectively, over the same periods in 2001.

Financial Services segment total revenues for the three and nine months ended September 30, 2002 decreased $12.3 million or 4.4% and increased $49.0 million or 6.3%, respectively, over the same periods in 2001. Financial Services operating revenues for the three and nine months ended September 30, 2002 increased $3.3 million or 1.4% and $47.9 million or 7.2%, respectively, over the same periods in 2001. U.S. Financial Services segment operating revenues for the three and nine months ended September 30, 2002 increased $5.0 million or 2.3% and $53.6 million or 9.1%, respectively, over the same periods in 2001. EquiServe, Inc. (“EquiServe”), acquired in March 2001, is included in all quarters for 2002 compared to the second and third quarters in 2001 and the Portfolio Accounting Systems (“PAS”) business was sold in June 2001. The increase in U.S. revenues resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line revenues partially offset by a decrease in EquiServe revenues from lower demutualization activity as the Prudential demutualization project was completed in early 2002, lower revenue from corporate actions (e.g. tenders and exchanges) and lower revenues from slower market activity. U.S. mutual fund shareowner accounts serviced totaled 79.5 million at September 30, 2002, an increase of 5.2% from the 75.6 million serviced at December 31, 2001 and an increase of 5.7% from the 75.2 million serviced at September 30, 2001. U.S. mutual fund open shareowner accounts serviced totaled 78.4 million at September 30, 2002, an increase of 5.1% from the 74.6 million serviced at December 31, 2001 and a decrease of 0.6% from the 78.9 million serviced at June 30, 2002. Previously the Company has reported “shareowner accounts processed”, which included accounts that closed in the period and were still billable as an open account. In the future, the Company will report the number of open accounts serviced at the end of the quarter, which it believes is a more accurate measure of account activity. Financial Services segment operating revenues from international operations for the three and nine months ended September 30, 2002 decreased $1.7 million or 6.9% and $5.7 million or 7.5%, respectively, over the same periods in 2001. The changes are primarily from lower consulting and development revenues and a decrease in investment accounting and AWD license revenues partially offset by higher investment management processing and AWD maintenance revenues.

Output Solutions segment total revenues for the three and nine months ended September 30, 2002 decreased $16.0 million and $42.4 million, respectively, or 5.3% and 4.6%, respectively, over the same periods in 2001. Output Solutions segment operating revenues for the three and nine months ended September 30, 2002 were $134.7 million and $433.0 million, respectively, a decrease of $12.8 million or 8.7% and $32.7 million or 7.0% from the comparable periods in 2001. The revenue decline resulted from lower telecommunications revenues from lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $6.1 million. Output Solutions segment images produced for the three and nine months ended September 30, 2002 increased 4.8% and 6.6%, respectively to 2.2 billion and 6.5 billion, respectively, and items mailed decreased 9.1% and 8.2%, respectively, to 422 million and 1.3 billion, respectively, compared to the same periods in 2001.

Customer Management segment total revenues for the three and nine months ended September 30, 2002 decreased $6.0 million or 9.1% and $21.9 million or 10.7%, respectively, over the same periods in 2001. Customer Management segment operating revenues for the three and nine months ended September 30, 2002 decreased $6.0 million or 12.4% and $17.0 million or 11.2%, respectively, over the same periods in 2001 primarily from decreased processing and software service revenues.

Investments and Other segment total revenues increased $3.6 million and $11.7 million, respectively, for the three and nine months ended September 30, 2002, an increase of 35.6% and 39.9%, respectively, as compared to the same periods in 2001. Investments and Other segment operating revenues increased $3.6 million and $11.6 million, respectively, for the three and nine months ended September 30, 2002, an increase of 36.0% and 40.0%, respectively, as compared to the same periods in 2001, primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company’s operating segments and hardware leasing activities.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2002 increased $5.5 million and $2.9 million, respectively, or 7.8% and 1.3%, respectively, over the same periods in 2001. U.S. income from operations for the three and nine months ended September 30, 2002 was $68.3 million and $204.2 million, respectively, an increase of 8.2% and 1.9%, respectively, over the same periods in 2001. International income from operations for the three and nine months ended September 30, 2002 was $7.4 million and $24.1 million, respectively, an increase of 4.2% and a decrease of 4.0%, respectively, compared to the same periods in 2001.

Financial Services segment income from operations for the three and nine months ended September 30, 2002 increased 21.9% or $12.0 million and 17.6% or $27.7 million, respectively, over the comparable prior year periods to $66.7 million and $185.4 million, respectively. This resulted in controllable operating margins (income from operations divided by operating revenues) of 27.6% and 26.0%, respectively, for the three and nine months ended September 30, 2002, compared to 22.9% and 23.8% for the comparable prior year periods. The increase in income from operations resulted primarily from increased mutual fund shareowner servicing, the inclusion of lock\line and lower EquiServe personnel costs associated with lower demutualization activity and other cost containment efforts. Excluding PAS from 2001, income from operations for the three and nine months ended September 30, 2002, would have increased 21.9% and 20.9%, respectively.

Output Solutions segment income from operations for the three and nine months ended September 30, 2002 decreased $9.0 million and $28.4 million, respectively, or 76.9% and 55.5%, respectively, over the same periods in 2001. The decline resulted primarily from decreases in revenue and costs for the three and nine months of $1.4 million and $9.0 million, respectively, associated with facility consolidations. Output Solutions segment controllable operating margin was 2.0% and 5.3%, respectively, for the three and nine months ended September 30, 2002 compared to 7.9% and 11.0%, respectively, for the same periods in 2001. Excluding the facility consolidation costs, income from operations for three and nine months ended September 30, 2002 would have decreased $7.6 million or 65.0% and $19.4 million or 37.9%, respectively, and controllable operating margin would have been 3.0% and 7.3% for the three and nine months ended September 30, 2002, respectively.

Customer Management segment income from operations totaled $5.7 million and $14.9 million for the three and nine months ended September 30, 2002, respectively, an increase of 137.5% and 17.3%, respectively, over the comparable prior year periods. The increase is primarily attributable to lower processing costs. Controllable operating margin was 13.4% and 11.1% for the three and nine months ended September 30, 2002, compared to 4.9% and 8.4% for the comparable prior year periods.

Investments and Other segment income from operations totaled $0.6 million and $5.2 million for the three and nine months ended September 30, 2002, as compared to $1.4 million and $3.8 million for the three and nine months ended September 30, 2001.

Interest expense

Interest expense totaled $3.7 million and $9.4 million, respectively, for the three and nine months ended September 30, 2002, an increase from $1.7 million and $4.8 million recorded in the comparable periods in 2001. Average debt balances were higher in 2002 compared to 2001, primarily as a result of common stock repurchases and the EquiServe and lock\line acquisitions.

Other income, net

Other income was $3.9 million for the three months ended September 30, 2002, compared to $5.9 million recorded in the prior year quarter. Third quarter 2002 results are primarily related to interest and dividend income. Third quarter 2001 results include $4.3 million primarily related to interest and dividend income and $1.8 million related primarily to net gains on securities.

Other income was $22.4 million for the nine months ended September 30, 2002, compared to $19.5 million recorded in the prior year. Year to date 2002 results include $12.4 million primarily related to interest and dividend income, $7.7 million related primarily to net gains on securities and a $2.3 million gain from the sale of the DST Output presort business. Year to date 2001 results include $11.1 million primarily related to interest and dividend income and $8.6 million related primarily to net gains on securities.

Gain on sale of PAS

On June 29, 2001, the Company sold its PAS business to State Street Corporation (“State Street”). The Company offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. The Company received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, the Company agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. The Company recognized a one-time gain of $20.0 million after taxes, deferrals and other expenses. The Company recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $1.5 million and $6.6 million, respectively, for the three and nine months ended September 30, 2002 as compared to $0.5 million and $1.7 million, respectively, for the three and nine months ended September 30, 2001. Increased earnings at Boston Financial Data Services resulted from higher revenues from client additions and reduced operating expenses obtained through cost containment efforts. International Financial Data Services, U.K. (“IFDS U.K.”) earnings declined principally from higher costs related to the relocation to new facilities and costs associated with new client conversion activity. Accounts serviced at IFDS U.K. were 3.1 million at September 30, 2002, a decrease of 0.1 million for the quarter and were unchanged as compared to year end 2001 levels. International Financial Data Services, Canada earnings decreased due to lower revenues from client funded development work and increased costs from operations. Included in equity in earnings of unconsolidated affiliates in 2001 are losses attributable to exchange-America, which discontinued operations in the third quarter 2001.

Income taxes

The Company’s effective tax rate was 34.0% for the quarter and nine months ended September 30, 2002, compared to 35.1% for the prior year quarter and 35.6% for the nine months ended September 30, 2001. Excluding the taxes provided on the PAS transaction, the effective tax rate would have been 35.1% for the nine months ended September 30, 2001. The 2002 and 2001 tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services segment total revenues for the three and nine months ended September 30, 2002 decreased 4.4% and increased 6.3%, respectively, over the same periods in 2001 to $269.0 million and $824.1 million, respectively. Financial Services segment operating revenues for the three and nine months ended September 30, 2002 were

$241.7 million and $711.8 million, respectively, an increase of $3.3 million or 1.4% and $47.9 million or 7.2%, respectively, over the prior year periods. U.S. Financial Services operating revenue increased 2.3% to $218.8 million and 9.1% to $641.8 million, respectively, for the three and nine months ended September 30, 2002. EquiServe, acquired in March 2001, is included in all quarters for 2002 compared to the second and third quarters in 2001 and the PAS business was sold in June 2001. The increase resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line revenues partially offset by a decrease in EquiServe revenues from lower demutualization activity as the Prudential demutualization project was completed in early 2002, lower revenue from corporate actions (e.g. tenders and exchanges) and lower revenues from slower market activity. U.S. mutual fund servicing revenues for the three and nine months ended September 30, 2002 increased 8.3% and 4.6%, respectively, over the prior year periods as shareowner accounts serviced increased 5.7% from 75.2 million at September 30, 2001 to 79.5 million at September 30, 2002. Mutual fund open shareowner accounts serviced totaled 78.4 million at September 30, 2002, an increase of 5.1% from the 74.6 million serviced at December 31, 2001 and a decrease of 0.6% from the 78.9 million serviced at June 30, 2002. Previously the Company has reported “shareowner accounts processed”, which included accounts that closed in the period and were still billable as an open account. In the future, the Company will report the number of open accounts serviced at the end of the quarter, which it believes is a more accurate measure of account activity. The Company has a commitment from a prospective client to convert an additional 6.0 million to 6.5 million mutual fund shareowner accounts to TA2000, which is scheduled to convert in the first quarter of 2003. There continues to be activity in requests for proposals from potential new U.S. and international mutual fund customers.

Financial Services segment operating revenues from international operations for the three and nine months ended September 30, 2002 decreased 6.9% to $22.9 million and 7.5% to $70.0 million, respectively. The changes are primarily from lower consulting and development revenues and a decrease in investment accounting and AWD license revenues partially offset by higher investment management processing and AWD maintenance revenues.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2002 decreased 11.6% to $180.3 million and increased 3.9% to $577.7 million, respectively, over the comparable periods in 2001. Personnel costs for the three and nine months ended September 30, 2002 increased 0.9% and 9.1%, respectively, over the comparable prior year periods. Costs and expenses decreased for the three month period, primarily from lower EquiServe personnel costs associated with lower demutualization activity, other cost containment efforts and the absence of the PAS business. Costs and expenses increased for the nine month period, principally from the inclusion of EquiServe for all quarters of 2002 partially offset by lower demutualization costs and cost containment activities.

Depreciation and amortization
Segment depreciation and amortization decreased 2.7% or $0.6 million and 0.8% or $0.5 million, respectively, for the three and nine months ended September 30, 2002 over the comparable periods in 2001. The decrease is primarily the result of the required cessation of goodwill amortization.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2002 increased 21.9% to $66.7 million and 17.6% to $185.4 million, respectively, over the comparable prior year periods. The segment’s controllable operating margins were 27.6% and 26.0% for the three and nine months ended September 30, 2002, respectively, as compared to 22.9% and 23.8% for the three and nine months ended September 30, 2001, respectively. The increase in income from operations resulted primarily from increased mutual fund shareowner servicing, the inclusion of lock\line and lower EquiServe personnel costs associated with lower demutualization activity and other cost containment efforts. Excluding PAS from 2001, income from operations for the three and nine months ended September 30, 2002, would have increased 21.9% and 20.9%, respectively.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions segment total revenues for the three and nine months ended September 30, 2002 decreased 5.3%

to $285.2 million and 4.6% to $884.3 million, respectively, as compared to the same periods in 2001. Output Solutions segment operating revenues for the three and nine months ended September 30, 2002 decreased 8.7% to $134.7 million and 7.0% to $433.0 million, respectively, as compared to the same periods in 2001. The revenue decline resulted from lower telecommunications revenues from lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $6.1 million.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2002 decreased 2.3% to $272.8 million and 1.6% to $833.6 million, respectively, over the comparable periods in 2001. Personnel costs for the three and nine months ended September 30, 2002 decreased 5.5% and 8.2%, respectively, over the comparable prior year periods. Excluding costs for the three and nine months ended September 30, 2002 of $1.4 million and $9.0 million, respectively, associated with facility consolidations, costs and expenses would have decreased 2.8% and 2.6%, respectively, primarily due to decreased personnel and purchased material costs.

As previously announced, Output Solutions is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which it believes will result in operational efficiencies. The segment recorded costs associated with facility consolidations of $1.4 million and $9.0 million, respectively, for the three and nine months ended September 30, 2002. Additional charges of $4 million to $6 million related to facility consolidations will be expensed when incurred. The Company estimates that when fully implemented, the annualized savings will be approximately $12 million. There may be material differences between these estimates and actual costs.

Depreciation and amortization
Segment depreciation and amortization decreased $0.6 million to $9.7 million and $0.6 million to $27.9 million for the three and nine months ended September 30, 2002, respectively, over the comparable periods in 2001.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2002 decreased $9.0 million or 76.9% and $28.4 million or 55.5%, respectively, over the same periods in 2001. Segment controllable operating margins were 2.0% and 5.3% for the three and nine months ended September 30, 2002, respectively, as compared to 7.9% and 11.0% for the three and nine months ended September 30, 2001, respectively. The decline resulted primarily from decreases in revenues and costs associated with facility consolidations. Excluding these costs, income from operations for three and nine months ended September 30, 2002 would have decreased $7.6 million or 65.0% and $19.4 million or 37.9%, respectively, and controllable operating margin would have been 3.0% and 7.3% for the three and nine months ended September 30, 2002, respectively.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management segment total revenues for the three and nine months ended September 30, 2002 decreased 9.1% to $59.8 million and 10.7% to $182.1 million, respectively, as compared to the same periods in 2001. Customer Management segment operating revenues for the three and nine months ended September 30, 2002 were $42.5 million, a decrease of $6.0 million or 12.4%, and $134.4 million, a decrease of $17.0 million or 11.2%, respectively, over the comparable periods in 2001. Processing and software service revenues decreased to $41.3 million and $128.5 million, respectively, for the three and nine months ended September 30, 2002 from $47.4 million and $144.9 million for the three and nine months ended September 30, 2001, respectively. Processing and software service revenues decreased as a result of the loss of a customer in 2001. Equipment sales increased to $1.2 million and decreased to $5.9 million for the three and nine months ended September 30, 2002, respectively, from $1.1 million and $6.5 million for the three and nine months ended September 30, 2001, respectively. Total cable and satellite subscribers serviced were 41.5 million at September 30, 2002, an increase of 1.5% compared to year end 2001 levels, principally from an increase in U.S. satellite and international cable subscribers serviced.

As previously announced, the Company has been advised that a customer, Charter Communications Inc. (“Charter”) plans to discontinue its processing agreement. It is not expected that any substantial portion of Charter’s subscribers will be removed during 2002. At September 30, 2002, approximately four million Charter subscribers were serviced.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2002 decreased $6.7 million or 11.3% and $16.5 million or 9.3%, respectively, compared to the same periods in 2001, primarily attributable to lower processing costs.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 2002 decreased 60.5% to $1.7 million and 58.5% to $5.4 million, respectively, compared to the same periods in 2001. The decrease is primarily from lower capitalized software amortization and the elimination of goodwill amortization.

Income from operations
Customer Management segment income from operations for the three and nine months ended September 30, 2002 increased $3.3 million and $2.2 million, respectively, or 137.5% and 17.3%, respectively, compared to the prior year periods, resulting in a controllable operating margin of 13.4% and 11.1% for the three and nine months ended September 30, 2002, respectively, as compared to 4.9% and 8.4% for the three and nine months ended September 30, 2001, respectively. The increases are primarily attributable to lower processing costs.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other segment total revenues were $13.7 million and $41.0 million for the three and nine months ended September 30, 2002, respectively, an increase of $3.6 million and $11.7 million, respectively, as compared to the prior year periods. Investments and Other segment operating revenues were $13.6 million and $40.6 million for the three and nine months ended September 30, 2002, respectively, an increase of $3.6 million and $11.6 million, respectively, as compared to prior year periods. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses increased $4.1 million and $9.4 million for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001 primarily as a result of additional real estate activities.

Depreciation and amortization
Segment depreciation and amortization increased $0.3 million and $0.9 million for the three and nine months ended September 30, 2002, respectively, over the same periods in 2001.

Income from operations
The segment’s income from operations totaled $0.6 million and $5.2 million for the three and nine months ended September 30, 2002, respectively, as compared to $1.4 million and $3.8 million for the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities totaled $304.4 million for the nine months ended September 30, 2002. Operating cash flows for the nine months ended September 30, 2002 were primarily caused by net income of $163.6 million, depreciation and amortization of $102.6 million and increases in accounts payable and accrued liabilities of $32.0 million.

Cash flows used in investing activities totaled $401.5 million for the nine months ended September 30, 2002. The Company expended $173.3 million during the nine months ended September 30, 2002 for capital additions, of which $111.6 million related to the Financial Services, Output Solutions and Customer Management segments and $61.7 million related to the Investments and Other segment, which primarily related to acquisitions of buildings and building improvements. The Company made $50.0 million of investments in available-for-sale securities and expended $41.7 million for advances to affiliates and other investments. During the nine months ended September 30, 2002, the Company received $35.2 million from the sale of investments in available-for-sale securities and $16.7 million primarily from the sale of other investments.

Cash flows used in financing activities totaled $83.3 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, the Company received proceeds from the issuance of common stock of $21.0 million and repurchased $94.6 million of common stock. Net borrowings totaled $2.5 million for the nine months ended September 30, 2002 on the Company’s $315 million revolving credit facility and there was $115.6 million outstanding at September 30, 2002. Net borrowings totaled $100.0 million for the nine months ended September 30, 2002 on the Company’s $100 million short-term bridge loan and there was $100.0 million outstanding at September 30, 2002. Net additional borrowings under the Company’s 364-day $50 million line of credit totaled $5.3 million for the nine months ended September 30, 2002, bringing total net borrowings under this facility to $48.2 million at September 30, 2002. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in secured term debt.

On August 2, 2002, DST Systems, Inc. acquired lock\line, LLC and certain of its affiliates (“lock\line”) for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is headquartered in the Kansas City area. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line is included in the Financial Services segment for financial reporting purposes. The transaction is expected to be accretive to diluted earnings per share.

The lock\line acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company’s $315 million syndicated line of credit and a $100 million term bridge loan, which expires on December 30, 2002, and has essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid. This goodwill will not be subject to amortization per Statement of Financial Accounting Standard (“SFAS”) No. 142.

lock\line’s revenues for the year ended December 31, 2001 were $41.3 million and for the nine months ended September 30, 2002 were $51.7 million. Assuming the acquisition had occurred January 1, 2001, the Company’s consolidated operating revenues for the three and nine months ended September 30, 2002 would have been $411.0 million and $1,273.0 million, respectively, and $1,701.3 million for the year ended December 31, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

In July 2002, the Company exercised its contractual rights to acquire additional shares of voting common stock of Wall Street Access for approximately $16 million. The purchase was financed by a draw on the $315 million revolving credit facility. The Company now has a 20% interest in Wall Street Access.

On March 30, 2001, the Company completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial (“FleetBoston”) and Bank One Corporation (“Bank One”). On July 31, 2001, the Company completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One.

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s 2001 consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The remaining two minimum installments, which total approximately $72.4 million (discounted to $65.2 million for accounting purposes) are payable on February 28, 2003 and February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.3 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. This goodwill will not be subject to amortization in accordance with SFAS No. 142.

Assuming the acquisition had occurred January 1, 2001, consolidated total revenues would have been $1,874.0 million and consolidated operating revenues would have been $1,323.0 million, respectively, for the nine months ended September 30, 2001. Consolidated proforma net income and earnings per share would not have been materially different from the reported amounts for 2001. The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company’s previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings. The Company has not obtained a credit rating and, accordingly, is not subject to the grid. In the event the Company obtains a credit rating, the grid would become operable and may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

During the third quarter, the Company borrowed $100 million under a short-term bridge loan, which matures December 30, 2002. Terms and conditions of the bridge loan are similar to the $315 million syndicated facility.

One of the Company’s subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2003. Borrowings under the facility are available at rates based on the Euro dollar, fed funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder’s equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan become immediately due and payable.

In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in secured term debt scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principle and interest, based on a 15 year amortization, with interest based off of the 30-day LIBOR rate. The loans are secured by real property owned by the Company.

During the third quarter and nine months ended September 30, 2002, the Company purchased 0.6 million and 2.0 million shares, respectively, of its common stock under previously announced share repurchase programs for $24.0 million and $80.4 million, respectively. The purchase of the shares was financed from cash flow from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. As of September 30, 2002, the Company has purchased 15.4 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During the quarter ended September 30, 2002, the Company entered into a new forward purchase agreement, which expires in September 2003. Along with the forward purchase agreement entered into during the second quarter, which expires in June 2003, the cost to settle the two outstanding agreements would be approximately $140 million for approximately 4.0 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities and bank credit facilities.

OTHER

Comprehensive income (loss). The Company’s comprehensive income (loss) totaled $(128.4) million and $(85.6) million for the three and nine months ended September 30, 2002, respectively, compared to $1.6 million and $(86.6) million, respectively, for the comparable periods in 2001. Comprehensive income (loss) consists of net income of $51.1 million and $163.6 million and other comprehensive income (loss) of $(179.5) million and $(249.2) million for the three and nine months ended September 30, 2002, respectively, and net income of $48.6 million and $176.9 million and other comprehensive (loss) of $(47.0) million and $(263.5) million for the three and nine months ended September 30, 2001, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments. At September 30, 2002, the Company’s available-for-sale securities had unrealized losses of $70.1 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at September 30, 2002 are other than temporary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the operations of its businesses, the Company’s financial results can be affected by changes in equity pricing, interest rates and currency exchange rates. Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flows of the Company. Changes in equity values of the Company’s investments have had a material effect on the Company’s comprehensive income and financial position.

Available-for-sale equity price risk
The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of September 30, 2002 was approximately $853 million. The impact of a 10% change in fair value of these investments would be approximately $52 million to comprehensive income. As discussed under “Comprehensive Income” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At September 30, 2002, there was approximately $1.2 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.0 million of net income.

At September 30, 2002, the Company had $472.1 million of debt, of which $376.3 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk
The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar and Australian dollar. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Item 4. Controls and Procedures

Within 90 days prior to the filing of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose under the Securities Exchange Act of 1934. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation thereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds

In connection with the acquisition of lock\line, the Company entered into initial employment agreements with two lock\line executives under which they received as of August 2, 2002, and subject to certain restrictions set forth in the agreements, a total of 16,667 shares of the Company’s common stock. Services to be rendered under the employment agreements were the consideration for the shares. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2003, the Corporate Secretary of DST must receive such proposal on or before November 28, 2002, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5. Other Information

The following table presents operating data for the Company’s operating business segments:

	September 30,	December 31,
	2002	2001

Financial Services Operating Data
Mutual fund open shareowner accounts serviced (millions)
U.S
Non-retirement accounts	48.2	48.0
IRA mutual fund accounts	19.5	18.5
TRAC mutual fund accounts	9.0	7.4
Section 529 savings plan accounts	1.7	0.7

	78.4	74.6

International
United Kingdom (1)	3.1	3.1
Canada (2)	1.9	1.7

Security transfer processed accounts (millions)	25.0	27.8

TRAC participants (millions)	2.6	2.5
Automated Work Distributor workstations (thousands)	92.3	85.5

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S	33.1	32.7
International	8.4	8.2

	For the Nine Months
	Ended September 30,
	2002	2001

Output Solutions Operating Data
Images produced (millions)	6,465	6,086
Items mailed (millions)	1,317	1,434

(1)     Processed by International Financial Data Services, U.K., an unconsolidated affiliate of the Company.
(2)     Processed by International Financial Data Services, Canada, an unconsolidated affiliate of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

None.

(b)     Reports on Form 8-K:

The Company furnished under Item 9 of Form 8-K, the Company’s Form 8-K dated July 24, 2002, reporting the announcement of financial results for the second quarter and six months ended June 30, 2002.

The Company filed under Item 5 of Form 8-K, the Company’s Form 8-K dated August 2, 2002, reporting the announcement of the acquisition of lock\line, LLC.

The Company filed under Item 5 of Form 8-K, the Company’s Form 8-K dated August 12, 2002, reporting the announcement of the appointment of Travis E. Reed to the Company’s board of directors.

The Company furnished under Item 9 of Form 8-K, the Company’s Form 8-K dated August 14, 2002, disclosing the Chief Executive Officer’s and Chief Financial Officer’s statements made under oath pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 and certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 14, 2002.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CERTIFICATIONS

    I, Thomas A. McDonnell, the Chief Executive Officer of DST Systems, Inc. (the “registrant”), certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of the registrant;

    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas A. McDonnell

Thomas A. McDonnell
Chief Executive Officer

CERTIFICATIONS

    I, Kenneth V. Hager, the Chief Financial Officer of DST Systems, Inc. (the “registrant”), certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of the registrant;

    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Kenneth V. Hager

Kenneth V. Hager
Chief Financial Officer