Form 10-K
period 2002-12-31
DST SYSTEMS INC
filed 2003-03-19
CIK 714603

United States Securities and Exchange Commission Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 1-14036 DST Systems, Inc. (Exact name of Registrant as specified in its charter)

Delaware	43-1581814
(State or other jurisdiction	(I.R.S. Employer identification no.)
of incorporation or organization)

333 West 11th Street, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (816) 435-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 Per Share Par Value	New York Stock Exchange

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
YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES [X]      NO [   ]

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of
June 30, 2002: Common Stock, $0.01 par value - $5,489,238,341

Number of shares outstanding of the Registrant’s common stock as of January 31, 2003:
Common Stock, $0.01 par value - 119,522,184

Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference as indicated:

Document	Part of Form 10-K into
Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders,	Which Incorporated
which will be filed no later than 120 days after December 31, 2002	Part III

DST Systems, Inc. 2002 Form 10-K Annual Report Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s amended Current Report on Form 8-K/A dated March 17, 2003, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (“SEC”) in Washington, D.C. Readers are strongly encouraged to obtain and consider the factors listed in the March 17, 2003 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company’s Current Report may be obtained, along with other reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. Although the financial information furnished with the Company’s form 8-K dated January 28, 2003 has been on the Company’s website since its release, the Company posted such form 8-K on March 17, 2003. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

PART I

Item 1.  Business

This discussion of the business of DST Systems, Inc. (“DST” or the “Company”) should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, pursuant to rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 15 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

RECENT DEVELOPMENTS IN THE COMPANY’S BUSINESS

The recent business developments of the Company and the Company’s subsidiaries follow.

lock\line, LLC (“lock\line”)

On August 2, 2002, DST acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line is included in the Financial Services segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in DST’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

lock\line’s revenues for the years ended December 31, 2002 and 2001 were $72.3 million and $41.3 million, respectively. Assuming the acquisition had occurred January 1, 2001, the Company’s consolidated revenues would have been $2,421.9 million and $2,422.0 million for the years ended December 31, 2002 and 2001, respectively. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

New Mutual Fund Clients

DST converted a new client with approximately 5.5 million mutual fund shareowner accounts to TA2000 in February 2003. DST has obtained commitments from two prospective clients to use TA2000 Subaccounting. The conversion of these two prospective clients is estimated to result in a net increase of 1.8 million accounts when fully converted, which will occur in stages over a two year period beginning later in 2003.

Wall Street Access, LLC (“Wall Street Access”)

In July 2002, DST acquired additional interests in Wall Street Access for approximately $16 million and now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. The segment recorded costs associated with facility and other consolidations of $12.0 million for the year ended December 31, 2002. Additional charges of $2 million to $4 million related to facility consolidations will be expensed when incurred, which the Company expects to occur in 2003. The Company estimates that when fully implemented, the annualized savings will be approximately $12 million. There may be material differences between these estimates and actual results.

NARRATIVE DESCRIPTION OF BUSINESS

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment. A summary of each of the Company’s segments follows:

Financial Services

DST’s Financial Services segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. DST’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; securities transfer systems offered to corporations, corporate trustees and transfer agents; investment management systems offered to U.S. and international fund accountants and investment managers; and a workflow management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators and health care providers. DST also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs.

The segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

DST’s Output Solutions segment provides single source, integrated print and electronic communications solutions. In the U.S., DST Output, a wholly owned subsidiary, provides customized and personalized bill and statement processing services and electronic bill payment and presentment solutions which establish DST Output as a preferred service provider to customers of the Financial Services and Customer Management segments and other industries that value customer communications and require high quality, accurate and timely bill and statement processing.

The segment also offers its services to the Canadian and U.K. markets. Xebec Imaging Services offers customer communications and document automation solutions to the Canadian market. DST International Output, which was acquired in 2002, provides personalized paper and electronic communications principally in the U.K.

The segment also offers a variety of complementary professional services, including communications design, direct marketing, fulfillment, assistance in stimulating consumer and consent adoption for electronic delivery as well as statement design and formatting services, that allow clients to use bills and statements as personalized communication and marketing tools.

Customer Management

DST’s Customer Management segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet Protocol (“IP”) telephony, Internet and utility markets. The segment offers a comprehensive customer management and billing solution by providing core customer care products that are supplemented with the products and services offered from DST’s other operating segments.

The segment distributes its services and products on a direct basis, through subsidiaries in North America, the U.K. and parts of Europe and with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $930 million at December 31, 2002, including approximately 12.8 million shares of State Street with a market value of $499 million and 8.6 million shares of Computer Sciences Corporation (“CSC”) with a market value of $297 million. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.

Industry Revenue

The Company’s sources of revenue by major industries served are presented below. The industries listed may be served by more than one of the Company’s business segments.

	Year Ended December 31,

	2002		2001		2000

	(dollars in millions)
U. S. operating revenues
Mutual fund / investment management	$630.9	38.1%	$640.7	38.7%	$581.0	42.7%
Corporate securities processing	267.1	16.1%	257.7	15.6%	10.8	0.8%
Other financial services	135.5	8.2%	122.2	7.4%	124.5	9.2%
Video/broadband/satellite TV	182.6	11.0%	204.6	12.4%	192.2	14.1%
Telecommunications and utilities	173.1	10.4%	166.8	10.1%	162.9	12.0%
Other	115.3	7.0%	128.5	7.6%	135.5	10.0%

Total U.S. operating revenues	1,504.5	90.8%	1,520.5	91.8%	1,206.9	88.8%

International operating revenues
Mutual fund / investment management	88.4	5.3%	81.1	4.9%	98.6	7.3%
Other financial services	34.1	2.1%	20.9	1.3%	22.3	1.6%
Video/broadband/satellite TV	15.5	0.9%	18.1	1.1%	21.5	1.6%
Telecommunications and utilities	4.9	0.3%	4.1	0.2%	1.5	0.1%
Other	10.5	0.6%	11.3	0.7%	8.9	0.6%

Total international operating revenues	153.4	9.2%	135.5	8.2%	152.8	11.2%

Total operating revenues	1,657.9	100.0%	1,656.0	100.0%	1,359.7	100.0%
Out-of-Pocket reimbursements (1)	725.9		724.7		609.0

Total revenues	$2,383.8		$2,380.7		$1,968.7

(1)   Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT

The Financial Services segment attributes its growth to the expansion of the mutual fund industry, the acquisitions of EquiServe and lock\line and to the segment’s business strategy. The primary components of the segment’s ongoing business strategy are: (i) enhancement of its technology base and development of new services and products to strengthen its position as the leading provider of information processing services to the U.S. mutual fund industry; (ii) expansion into markets where it can provide similar information processing and computer software services and products; and (iii) formation of strategic alliances and joint ventures with or acquisitions of established companies operating in target markets, both in the U.S. and internationally.

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

	Year Ended December 31,

Financial Services Operating Data	2002	2001	2000

Revenues (in millions)
Operating Revenues
U.S	$870.5	$803.8	$503.0
International	100.3	100.0	118.0

Total Operating Revenues	970.8	903.8	621.0
Out-of-pocket reimbursements (1)	143.9	143.6	79.6

Total Revenue	1,114.7	1,047.4	700.6

Mutual fund shareowner accounts processed (millions)
U.S
Non-retirement accounts	48.7	47.4	47.4
IRA mutual fund accounts	19.3	14.3	13.7
TRAC mutual fund accounts	9.3	7.4	5.9
Section 529 and Educational IRA’s	2.7	5.3	4.4

	80.0	74.4	71.4

International
United Kingdom (2)	3.5	3.1	2.7
Canada (3)	2.5	1.5	1.1

TRAC participants (millions)	2.8	2.5	1.9
Security transfer accounts processed (millions)	25.7	27.8	2.8
Automated Work Distributor workstations (thousands)	94.8	85.5	73.2
lock\line supported consumers (millions)	16.4

(1)	Principally rebillable postage and telecommunication expenditures and print mail services, which are reimbursed by customers.
(2)	Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.
(3)	Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

U.S. Mutual Fund Shareowner Processing

Most of the Financial Services segment’s mutual fund clients are “open-end” mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as “redemptions”) of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual fund on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, timely and accurate accounting and recordkeeping of shareowner and fund investment activity is critical.

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

The Company typically enters into multi-year written agreements with its clients. A significant majority of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes load, no-load, multi-class and money funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2002, the Company provided shareowner accounting processing services for approximately 80.0 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances into credit-quality money market funds. “Remote” service processing is designed to enable mutual fund companies acting as their own transfer agent and brokers performing subaccounting to have their own administrative and clerical staff access TA2000 at the Winchester Data Center using the Company’s telecommunications network. “Shared” service processing allows client personnel to handle telephone inquiries while the Company’s or an affiliate’s personnel retain transaction processing functions. This service is facilitated by the implementation of Automated Work Distributor (“AWD”), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company’s proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged on a per account and number of funds basis for system processing services and on a per account, number of fund and transaction basis for clerical services. The Company’s policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts (“IRAs”) and Section 529 Savings Plans including Educational IRAs (referred to as “Coverdell Educational Savings Accounts”).

The Company’s TRAC component of TA2000 provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC is integrated with TA2000, which eliminates reconciliation problems that occur when different systems are used for participant recordkeeping and mutual fund shareowner accounting. TRAC is offered on a full-service and remote basis by the Company. The Company regards the retirement plan market as a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are popular selections for investment by such plans; and (iii) each retirement plan participant normally elects to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2002, TA2000 serviced 19.3 million IRA accounts invested in mutual funds, which included 4.8 million Roth IRA accounts. In addition, TRAC provided recordkeeping for 2.8 million retirement plan participants with 9.3 million related TA2000 mutual fund accounts at December 31, 2002. TA2000 also supported the processing of 2.7 million Section 529 plan accounts and Coverdell Educational Savings accounts at December 31, 2002.

TA2000 Subaccounting

DST launched the TA2000 Subaccounting system in 2002. TA2000 Subaccounting services are offered on a remote basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the firm’s registered representatives. The subaccounting platform, which is an enhancement of TA2000, is designed to meet the complex reconciliation and system interfaces required by broker/dealers who require this capability. Revenues are based generally on a per account and number of funds basis.

Products Supporting Mutual Fund Distribution and Marketing

The Company has developed products to meet the changing service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company is the largest processor of the mutual fund industry’s volume on Fund/Serv and Networking, two systems developed by the Depositary Trust and Clearing Corporation for broker distributed mutual funds. The Company has also developed Financial Access Network (“FAN”), the technological infrastructure that facilitates emerging channels of mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client’s Web site to TA2000, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client’s own Web application directly into TA2000, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (v) Vision, which enables broker/dealers and financial advisors to view their clients’ mutual fund and variable annuity positions, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions processed.

Boston Financial Data Services, Inc. (“BFDS”)

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company’s services and products. BFDS combines use of the Company’s proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to over 120 U.S. mutual fund companies. BFDS also offers remittance and proxy processing, class action administration services, teleservicing (for its current mutual fund clients) and full-service support for defined contribution plans using the Company’s TRAC system. The Company has also seen significant growth in its 529 Plan business during the year. BFDS is the Financial Services segment’s largest customer, accounting for approximately 9.5% of the segment’s operating revenues in 2002.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. (“IFDS U.K.”)

IFDS U.K. offers full and remote service processing for Open Ended Investment Companies (“OEIC”) and unit trusts and related products serving 3.5 million unitholder and OEIC accounts at December 31, 2002. It is the largest third party provider of such services in the U. K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis. IFDS U.K.‘s policy is not to license FAST.

International Financial Data Services, Canada (“IFDS Canada”)

IFDS Canada provides remote mutual fund shareowner processing in Canada and licenses its mutual fund shareowner system to mutual fund companies in related markets outside Canada. Revenues are derived from providing remote mutual fund shareowner processing services, time and material fees for client-specific enhancements and support to the remote processing, facilities management, and to a lesser degree, from licensing its mutual fund shareowner system to mutual fund companies. IFDS Canada provides full-service processing to the Canadian mutual fund industry using the iFAST mutual fund system and full-service processing for U.S. offshore mutual funds using TA2000. IFDS Canada also has installed its mutual fund system in Germany, Japan, Saudi Arabia and Switzerland. IFDS Canada also services approximately four million accounts under facility management arrangements using the iFAST system.

International Financial Data Services, Luxembourg (“IFDS Luxembourg”)

IFDS Luxembourg was formed in 2001 to provide mutual fund systems and services to the Luxembourg and continental European market. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Corporate Securities Processing

The Company significantly expanded its position in the securities transfer industry through its acquisition of EquiServe in 2001. EquiServe is one of the nation’s largest corporate shareholder service providers, maintaining and servicing the records of 24.7 million registered shareholder accounts for more than 1,300 publicly traded companies and closed-end funds. EquiServe clients currently include 17 of the 30 companies comprising the Dow Jones Industrial Average and 159 of the companies in the Standard and Poor’s 500 Index.

Registered Ownership Accounting and Recordkeeping

EquiServe delivers a wide range of corporate shareholder service solutions, acting as a company’s agent to transfer a shareholder’s stock, disburse and reinvest dividends, mail and tabulate proxies, distribute annual reports and provide merger and acquisition services.

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

EquiServe derives revenues from its securities processing services through use of the Company’s proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per account, number of CUSIPs and number of transactions basis for accounting services. EquiServe also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

Employee Plan Administration

EquiServe services more than 330 employee stock purchase and stock option plans with over two million employee accounts. EquiServe provides a complete range of employee stock option services, from full service administration of employee stock option plans to remote support of companies who do their own recordkeeping services. EquiServe has developed a proprietary employee stock purchase plan system that tracks and reports disqualifying dispositions, utilizes an automated enrollment system and has the ability to provide multilingual printing and multi-currency disbursements to support internationally-based employee participants.

Revenues from these services are based generally on the number of employee accounts in the employee plans, the number of transactions processed and the number of employee plan accounts maintained.

Investment Plan Administration

EquiServe’s Investment Plan Administration services encompass all types of investment plans, including direct stock purchase plans (“DSPPs”) and traditional dividend reinvestment plans. EquiServe is a market leader in investment plan servicing, with 5.9 million plan participants for 190 DSPP clients and 351 dividend reinvestment plans.

DSPPs (also called open enrollment plans) offer interested investors who are not current shareholders the opportunity to purchase shares directly in a company without going through a broker.

Revenues from these services are based generally on the number of transactions and the number of investment plan accounts maintained.

Fairway

DST is implementing a new securities transfer system called Fairway, which is designed to meet the changing processing and regulatory requirements of the corporate stock transfer industry. DST completed the initial phase of Fairway in 2001 and began converting clients to Fairway during the latter part of 2001. Currently, over 350 clients with 800 issues have been converted to Fairway. The Fairway conversion schedule is aligned with the completion schedule of the final phase of Fairway, which provides the functionality for the more complex corporate issuers. DST anticipates that by the end of 2003 it will have delivered a complete system for equities, although customization will be required for specific clients to complete the conversion process. The implementation of Fairway along with other DST proprietary software, such as AWD, will continue to provide EquiServe with technologically advanced software in the securities transfer industry. DST also plans to offer Fairway and AWD to other transfer agents on a remote processing basis.

Revenues for remote processing are generally charged on a per account and per CUSIP basis for system processing services. It is the Company’s policy not to license Fairway.

Investment Management Products

DST International Limited, a U.K. company, (“DST International”), provides investment management and portfolio accounting software (primarily on a license basis) and services to over 550 clients in 45 countries worldwide, serviced by offices in the U.K., U.S., Australia, New Zealand, Hong Kong, Singapore, Philippines, Thailand, Japan and South Africa. DST International offers a wide range of products and services, both in the U.S. and internationally, which used together form a complete integrated solution for the investment management community.

HiPortfolio is designed for medium and large investment management firms that are seeking a turnkey system for investment accounting that can meet their global and international requirements with minimum customization. HiPortfolio is a scalable, comprehensive front, middle and back office solution with over 250 clients worldwide.

HiInvest is a front and middle office solution for institutional fund managers which includes decision support, modeling, order management, compliance monitoring, performance measurement, performance attribution and client reporting.

HiWealth is a front office solution enabling private wealth managers to manage their clients’ assets. In addition to the same attributes as HiInvest, HiWealth includes integrated Customer Relationship Management and full use of the Company’s work management software (AWD).

HiNet is a rules-based transaction processing solution aimed at medium to large investment management companies that has a high capacity, retail-focused variant for online Internet trading and portfolio accounting using state-of-the-art technology.

HiMessaging, designed to address the lack of an internationally agreed directive on messaging, offers a flexible and scalable solution for communicating securities transactions. HiMessaging complies with all current messaging protocols and is fully adaptable for future demands.

HiReporting offers fund managers the opportunity to produce comprehensive reports according to their clients’ individual needs. Various delivery mechanisms may be employed, such as Web, fax, CD-ROM and hard copy and the reports may include pictures, logos and graphs.

HiPerformance provides performance analysis for asset managers. The system is scalable to support both institutional and private client fund managers.

HiTrust is a Web-based, multi-currency and multi-lingual solution for mutual fund and unit trust processing. It has been developed for the specific needs of the Far Eastern and Australasian markets.

HiService encompasses a range of services for the financial industry, most of them available globally. These include project management, application service provider, installation support and consulting.

The Company derives revenues from the above products and services, from license fees, fees for customized installation and programming services and annual maintenance fees.

In addition, DST International also supports its long-established Impart/Uptix and Paladign investment accounting systems. DST International also distributes and supports AWD outside North America.

Business Process Management (“BPM”)

Automated Work Distributor (“AWD”) is designed to help companies improve operating efficiency and customer satisfaction. The AWD system captures all customer interactions including mail, telephone calls, Internet, e-mail, faxes, etc., at the point of contact, prioritizes and assigns the work to the appropriate resource and tracks the contact through completion. By enforcing standard business processes independent of the origin of a request, AWD allows seamless delivery of consistent service across all channels, resulting in improved customer satisfaction. AWD also enables customers with multiple service centers to seamlessly move work between locations, removing geography as a barrier to productivity gains.

AWD’s automation components allow customers to remove associates from tasks in which human interaction is not required, resulting in increased productivity. In addition, AWD’s application integration components allow customers to seamlessly link business processes that cross multiple legacy systems. The AWD product suite also includes imaging and content management, a business intelligence subsystem, a contact center desktop, proactive call scripting, intelligent character recognition, digitized voice processing and full support for e-mail and Web-based customer service.

Initially introduced to enhance the Company’s mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD supports open architecture platforms running on Sun Solaris, Microsoft Windows or IBM servers utilizing Windows and browser-based desktops. AWD’s application-centric architecture allows customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company’s integration toolkits and open product architecture allow AWD to easily interface with customers’ existing application systems and enterprise integration infrastructures. AWD’s customers include mutual fund and other investment management firms, insurance companies, brokerage firms, banks, healthcare payers and providers, and cable TV operators located in the U.S., Canada, U.K., Europe, Australia, South Africa and Asia-Pacific. Computer Sciences Corporation’s Financial Services Group distributes the Company’s AWD product to life and property and casualty insurance companies worldwide.

In addition to licensing the AWD product, DST provides hosting for the application. Customers can access AWD at the AWD Data Center using the Company’s telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to the Company’s customers. The Company also provides business process outsourcing services to their AWD customers.

The Company derives AWD revenues from multi-year bundled service and usage agreements based on the number of users accessing the software and fixed fee perpetual license agreements that may include provisions for additional license payments in the event the number of users increases. The Company also derives AWD revenues from fees for implementation services, custom programming, annual software maintenance, AWD Data Center operations and business process outsourcing.

Managed Asset Platform (“MAP”)

DST launched MAP in 2002. MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Although they can take on different forms, managed accounts are generally individual investment accounts offered by financial consultants who provide advisory services. They are managed by independent money managers using an asset-based fee structure. Managed accounts can be individually profiled for risk, goals and preferences. They are managed for tax efficiency and can be diversified among several types of investment instruments including stocks, bonds and mutual funds.

MAP is an integrated product that utilizes AWD and HiInvest. MAP increases automation and data flow between the plan sponsor, who distributes the product, and the investment manager, who is responsible for managing the account portfolio. MAP links the plan sponsor and investment manager through the use of AWD. The HiInvest component completes the loop with its trading, reporting, performance management and reconciliation functions. The open design of MAP will allow it to be integrated with other DST proprietary products and is enhanced to facilitate the distribution of other securities by financial consultants and money managers.

Revenues for MAP are derived based on the number of accounts.

Consumer Risk Transfer Programs

DST expanded its presence in the insurance industry and extended its operations into the debt protection industry through its acquisition of lock\line, LLC (“lock\line”) in 2002. lock\line is the largest provider of customized wireless equipment replacement programs in the U.S., servicing over 11 million wireless consumers. lock\line also offers systems and services to support customized equipment maintenance and debt protection programs within the telecommunications and financial services industries. lock\line currently services markets in the U.S. and its territories.

Wireless Equipment Replacement Programs

Most wireless telecommunications service providers make available to their subscribers protection for their wireless communication devices in the event that the equipment is lost, stolen, damaged or suffers a mechanical breakdown beyond the manufacturer’s warranty period. The programs are customizable for each wireless provider and are offered through selected insurance companies. lock\line is the administrator of the programs, providing enrollment, replacement authorization and financial reporting utilizing the proprietarily developed and enhanced Wireless Insurance Tracking System.

Equipment Maintenance Plans

These plans provide extended service protection to the customers of service providers or retailers for mechanical breakdown within or beyond the manufacturer’s warranty period. Users of the plans include local phone service customers who protect home phones and caller ID units. lock\line issues the service contracts offered to the consumer with those obligations insured by a Service Contract Reimbursement Policy provided by an insurance company. lock\line is also the administrator of the programs, providing enrollment, replacement authorization and financial reporting utilizing its proprietary Warranty Tracking System.

Debt Protection Programs

These programs provide credit card and installment loan consumers protection for their credit ratings in the event they suffer a Life Altering Event (“LAE”) and cannot pay their monthly credit card/loan payment. Common LAE’s include death, disability, unemployment, hospitalization and family leave. lock\line is the administrator of these programs, providing enrollment, collateral fulfillment, debt cancellation authorization and financial reporting utilizing its proprietary Debt Cancellation Tracking System.

The Company’s revenues from Consumer Risk Transfer Programs are based on the number of enrolled customers for the wireless equipment insurance programs and equipment maintenance plans and based on the customer’s outstanding balances for the debt protection programs. The Company receives gross premiums from which it collects its administration fees and passes along the insurance premium portion to an insurance fronting carrier or to captive insurance companies. The Company records revenue based on the administrative fee it retains.

Winchester Information Processing Services

Winchester Information Processing Services primarily supports the computing needs of the Company’s Financial Services segment and certain products of the Output Solutions and Customer Management segment with two data centers in Kansas City, Missouri.

The Winchester Data Center (“Winchester”) is the Company’s primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs seven mainframe computers with a combined processing capacity of more than 12,000 million instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 63 trillion bytes. Winchester also contains more than 500 servers supporting NT, UNIX and AS/400 small and midrange computing environments. These servers are used to support DST’s products and processing for certain of the Company’s affiliates. The physical facility is designed to withstand tornado-force winds.

The AWD Data Center supports the Company’s AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM AS/400 computers and optical storage systems, which support more than 14,000 AWD Image users. AWD users include DST’s Full-Service area as well as several of the Company’s remote AWD customers and other financial services companies. The AWD Data Center also houses over 400 servers supporting various Company products and Winchester’s remote tape storage using IBM’s automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

Both data centers are staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company’s clients. The networks, which serve hundreds of thousands of computer users, have redundant pathing and software, which provides for automatic rerouting of data transmission in the event of carrier circuit failure.

The Company has an agreement with a commercial disaster recovery provider for computer processing in the event of a computer failure at Winchester. The Company’s data communications network is linked to the disaster recovery provider’s facility and network to enable client access to the disaster recovery facility. The AS/400 processors at the AWD Data Center and the AS/400 processors at Winchester provide contingency plan capabilities for each other’s processing needs. The Company regularly tests the disaster recovery processes for both data centers.

Argus Health Systems, Inc. (“Argus”)

Argus is a 50% owned joint venture of the Company and a privately held life insurance holding company. Argus provides claims processing, information services and administrative support to help manage pharmacy benefit programs. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, rebate contracting and rebate processing. Argus’ proprietary claims processing system, Integrated Pharmacy Network System (“IPNS”), is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can alert dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

The Company provides data processing, telecommunications and output solutions services to Argus and Argus operates IPNS at Winchester and the AWD Data Center. Its primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

Wall Street Access, LLC (“Wall Street Access”)

Wall Street Access is a provider of online brokerage services to individual traders and professional money managers. The Company acquired a 6% interest in Wall Street Access in January 2001 for approximately $7 million. In July 2002, DST acquired additional interests in Wall Street Access for approximately $16 million and now has a 20% interest in Wall Street Access.

Customer Concentration

The Financial Services segment’s five largest customers accounted for 25.3% of segment operating revenues in 2002, including 9.5% from its largest customer.

Marketing / Distribution

In the U.S., Canada and select international markets, the Financial Services segment identifies potential users of its products and services and tailors its marketing programs to focus on their needs. The segment’s marketing efforts also include cross-selling the Company’s wide range of services and products to its existing clients. The segment’s sales efforts are closely coordinated with its joint venture and strategic alliance partners.

Sources of new business for the segment include (i) existing clients, particularly with respect to complementary and new services and products; (ii) companies relying on their own in-house capabilities and not using outside vendors; (iii) companies using competitors’ systems; and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business.

The Company’s mutual fund systems and related services and products are marketed to mutual fund management firms and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to exchange investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group.

The Company’s corporate securities processing services and products are marketed to corporate secretaries and investor relation personnel of publicly traded companies, management firms and distributors of closed end mutual funds and mutual insurance companies considering demutualization transactions. The Company maintains a sales and marketing staff, including client services and technical support teams to target these markets.

DST International markets its investment management and portfolio accounting software and services directly to medium and large investment management firms. Generally, DST International’s customers are seeking a turnkey system for investment accounting that can meet their requirements with a minimum amount of customization. Each of DST International’s offices has a dedicated sales force and a team of consultants that can sell, install and implement these products.

The Company markets its BPM product directly to mutual fund and other investment management firms, insurance companies, brokerage firms, banks, healthcare payers and providers, and cable TV operators located in the U.S., Canada, U.K., Europe, Australia, South Africa and Asia-Pacific. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. Computer Sciences Corporation’s Financial Services Group distributes the Company’s AWD product to life and property and casualty insurance companies worldwide.

The Company markets its consumer risk transfer programs directly to wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, mortgage lenders and insurance companies. The Company maintains a sales and marketing staff, including client services and technical support teams to target these markets.

Competition

The Company believes that competition in the markets in which the Financial Services segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity, software development and price. The Company believes there is significant existing competition in its markets. The Company’s ability to compete effectively is dependent on the availability of capital. Some of the Company’s competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company’s shareowner accounting systems compete not only with third-party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms’ customers that purchase or sell shares of mutual funds of the Company’s clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients’ funds on deposit in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are PFPC, Inc., a unit of PNC Bank, and SunGard Data Systems, Inc.

The Company’s corporate securities services and products compete with other third party providers and companies who perform their services in-house with licensed or internally developed systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients’ funds on deposit in pricing their services. The Company believes its most significant competitors for corporate securities processing services are Mellon Bank, Bank of New York, Computer Share, Inc., American Stock Transfer and SunGard Data Systems, Inc.

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

The Company’s BPM system competes with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant BPM competitors are Filenet Corporation, IBM, Pegasystems and Staffware plc.

The Company’s consumer risk transfer programs compete with other third party providers. The main competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of wireless service providers, residential telephone providers, banks, credit unions and mortgage lenders. The Company believes its most significant competitors for consumer risk transfer programs are Asurion, Assurant Group and Warranty Corporation of America, Inc.

Intellectual Property

The Company holds various U.S. patents, trademarks and copyrights covering various aspects of its information processing and computer software services and products. The Company believes that although such registrations are valuable, the Company’s success depends upon its product and service quality, marketing and service skills. However, despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

OUTPUT SOLUTIONS SEGMENT

DST’s Output Solutions segment provides single source, integrated print and electronic communications solutions. In the U.S., DST Output, a wholly owned subsidiary, provides customized and personalized bill and statement processing services and electronic bill payment and presentment solutions which establish DST Output as a preferred service provider to customers of the Financial Services and Customer Management segments and other industries that value customer communications and require high quality, accurate and timely bill and statement processing. The segment also offers a variety of complementary professional services, including communications design, direct marketing, fulfillment, assistance in stimulating consumer and consent adoption for electronic delivery and statement design and formatting services which allow clients to use statements as personalized communication and marketing tools.

DST Output is among the largest first class mailers in the U.S., mailing 1.8 billion items in 2002 from production centers strategically located throughout the U.S. Sources of revenue by major industry served are listed below.

	Year Ended December 31,

Output Solutions Operating Data	2002	2001	2000

Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$138.3	$153.2	$134.1
Corporate securities processing	4.9	8.4	5.9
Other financial services	90.6	93.6	94.1
Video/broadband/satellite TV	65.9	73.6	68.3
Telecommunications and utilities	146.1	165.7	161.5
Other	89.2	98.1	110.9

	535.0	592.6	574.8

International operating revenues
Mutual fund/investment management	1.1	0.8	1.1
Other financial services	21.1	3.0	4.7
Telecommunications and utilities	0.2	0.8	1.3
Other	10.4	10.5	7.9

	32.8	15.1	15.0

Total operating revenues	567.8	607.7	589.8
Out-of-pocket reimbursements (1)	606.6	607.3	578.5

Total revenues	$1,174.4	$1,215.0	$1,168.3

Images produced (billions)	8.6	8.2	7.4
Items mailed (billions)	1.8	1.9	1.9

(1)   Principally rebillable postage expenditures, which are reimbursed by customers.

Statement and Billing Services

Statement processing services are supported by integrated and automated production environments that rapidly and cost-effectively transform electronic data received from clients into customized statements that can be delivered in print or electronic format in accordance with individual customer preferences. The highly automated production environment maximizes postal savings while minimizing delivery time.

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. Clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content.

Single source integrated print and electronic bill and statement processing and presentment solutions are provided to the video/broadband/satellite TV, telecommunications, healthcare, insurance, utilities, transportation, rapid delivery, credit card and other service industries.

Advanced statement consolidation capabilities, which combine data from multiple services and funds into a single integrated statement, offer clients potentially significant savings both in paper and mailing costs and creates a marketing tool for companies seeking to establish brand name recognition and sell combined services. The use of electronic solutions can offer additional savings to those clients who are promoting greater use of Internet-based bills and statements with their customers. Assistance in developing and implementing programs to stimulate the adoption of electronic delivery by customers is also provided.

The segment derives revenues from its bill and statement processing services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Direct Access, a proprietary Web-based portal, enables customers to have near real-time monitoring of production activities and reporting functions, enhancing customer control of the process. Using standard Internet browsers and entry through secured access, customers can remotely monitor line auditing, job tracking, reporting and inventory management throughout the production process. This capability, which is available to all customers, is the portal through which clients can access from their desktops all of the job management and campaign management tools being made available.

DST Output has created an automated information and technology infrastructure that electronically formats data and manages the presentation over the Web or provides alternative feeds for statement printing. As electronic statements and payment solutions have become more widely used, communications service providers, utilities, financial services and other companies require electronic statement and bill presentment capabilities. To fulfill this requirement, DST Output offers two product lines: e.bill.anywhere for electronic bill presentment and payment and Informa for electronic presentment of mutual fund statements and prospectuses, brokerage statements, confirmations and tax documents.

A growing number of key marketing alliances have been established with industry leading companies to extend the reach and value of the segment’s electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is in the position of being a one-stop, full-service supplier of fully integrated print and electronic customer communications that enable its clients to build lasting one-to-one relationships with their customers.

DST Output offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer’s software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Revenues from electronic statement and payment solutions are generated from initial implementation fees and recurring revenue based on the number of statements viewed or transactions processed. These revenues are influenced by both new account acquisitions and customer adoption rates.

Communications Management

Rapid Fulfillment

Rapid Fulfillment enables improved conversion rates by leveraging one-to-one print on demand communications to support the account acquisition process. Utilizing production sites strategically located in New York, Illinois and California, Rapid Fulfillment kits reach the recipient’s mailbox quickly. Costs can be reduced through the elimination of obsolescence. Rapid Fulfillment customers include leading mutual fund companies, discount brokerage firms, 529 college savings plans and pharmaceutical firms.

Rapid Publisher

Rapid Publisher is a Web-enabled database publishing solution for developing and distributing defined contribution enrollment materials that are customized for the plan and personalized to the participant. Potential benefits of Rapid Publisher are the elimination of material obsolescence, warehousing and fulfillment labor.

Rapid Compliance

The Rapid Compliance product was launched in 2002 to reduce the cost of compliance communications in the 403(b) and variable annuity industries. The solution allows specific documents, such as prospectuses, supplements, annual reports and semi-annual reports, to be extracted from documents filed electronically with the Securities and Exchange Commission. The use of Rapid Compliance will generally reduce the volume of pages printed by delivering only the fund documents in which the account holder has investments.

Rapid Confirm

Rapid Confirm provides the brokerage industry with one of the surest and fastest ways to deliver trade confirmations. Confirmations may be householded, printed in dynamic highlight color or delivered electronically. These can be sent as single transaction-based documents or combined with customized and targeted messages that provide additional information to create cross-selling opportunities.

Rapid Portfolio

Rapid Portfolio delivers high net worth investor communications by leveraging four-color print-on-demand technology to present portfolio asset allocation and performance history in personalized, graphically enhanced documents bound into a single booklet.

eLLITE Suite

eLLITE Suite is a flexible, self-servicing, fulfillment management solution which supports everything from the receipt of inventory to the ordering and delivery process. It integrates seamlessly within a company’s Web site for maximum ease of use. Components of eLLITE Suite include real time inventory, user defined security, customized literature ordering and delivery through multiple distribution channels. eLLITE Suite can reduce overall sales and marketing expenses and, through its customization and personalization ordering process, provides one-to-one marketing.

Design and Archival Services

Communications Design Services

DST Output’s communications design services offer expertise and industry knowledge of how recipients are affected by information placement, use of color and white space, charts and graphs and personalized content placement before statements are initially developed. Many clients have the opportunity through statement-based marketing and creative design services to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to customers.

Campaign Management

Campaign Manager allows clients to segment their customer databases for the purpose of directing variable campaign materials through selective inserting, personalized messaging and the targeted use of syndicated content at selected audiences. These solutions facilitate customer acquisition, nurturing and retention, product cross selling and brand awareness.

Archival and Retrieval Solutions

The need for archival and customer service retrieval of statements is addressed by the segment’s viewing and storage solutions. These products provide customer service representatives with a statement image, which can enable faster customer service calls and improved first-call resolution rates. Sophisticated computer output microfilm and microfiche capabilities are also available for long-term archival.

International Operations

The Output Solutions segment also offers its services to the Canadian and U.K. markets. Xebec Imaging Services offers customer communications and document automation solutions to the Canadian market. DST International Output, which was acquired in 2002, provides personalized paper and electronic communications principally in the U.K.

Production Facilities

In 2002, the Output Solutions segment initiated a production center consolidation program. Three geographically dispersed production facilities in El Dorado Hills, Kansas City and Hartford offer high production roll form and sheet fed production print processes, monochrome to full color, variable and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Print-on-demand services, kitting and fulfillment capabilities are provided by facilities in Chicago and Long Island. Facilities in Toronto and Bristol extend the services internationally.

The segment has proprietary processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data, (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, “due out” dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission and (iv) enables postal processing, sorting and discounting to be performed on-line.

Full real-time automation enables the segment to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities.

Customer Concentration

The Output Solutions segment’s five largest customers accounted for 23.2% of segment operating revenues in 2002, including 8.8% from its largest client.

Customer Diversification

The Output Solutions segment has a broad and diversified base of industry leading customers throughout North America and the U.K. It is well known throughout the financial services market and the telecommunications and broadband industry segments. It also has strong positions in transportation, package delivery, utilities, and a growing penetration in healthcare, insurance and other sectors where frequent communications through statements, invoices or bills to large customer bases are the norm.

Marketing / Distribution

The Output Solutions segment believes its position as a single source provider of integrated print and electronic bill and statement processing services offer increased revenue opportunities both within its existing diverse client base as well as in new markets. The application of these integrated and personalized capabilities to the customer acquisition efforts of its clients in similar fashion to the post sale communications services offers Output Solutions significant opportunity within the current client base. The segment maintains a field operations sales staff, including client services, technical support teams and significant design resources, to target these market segments. Key marketing alliances have been established with industry leading companies to extend the reach and value of the segment’s integrated print and electronic solutions.

Competition

The key competitive factors for the segment are the ability to offer single source integrated print and electronic solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, the ability to handle large volumes efficiently and price. The most significant competitors for print or electronic delivery solutions services are those corporations who provide these services on an in-house basis, local companies in the cities where the segment’s printing operations are located and national competitors such as Moore Corporation Ltd., Bowne and Co. Inc., Automated Data Processing, Inc.,

PFPC, Inc., CSG Systems International, Inc., Derivion Corporation, Electronic Data Systems, Inc., IBM and Princeton eCom.

Intellectual Property

The Company holds various U.S. patents covering various aspects of its statement processing services. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, the Company’s success depends upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s system and processes.

CUSTOMER MANAGEMENT SEGMENT

The Company’s Customer Management segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet Protocol (“IP”) telephony, Internet and utility markets. The segment serves more than 41 million cable and satellite TV subscribers worldwide and its services and products are currently used by the largest DBS provider in the U.S., as well as by seven of the top 10 U.S. video/broadband companies.

The segment’s revenues are primarily based on the number of subscribers, the end-users of the services offered by the segment’s clients, the number of bills mailed and/or the number of images produced. These agreements are typically multi-year contracts subject to periodic renewals and inflation-based fee adjustments. Certain of the segment’s customers license the customer management software under term license agreements.

	Year Ended December 31,

Customer Management Operating Data	2002	2001	2000

Revenues (in millions)
Operating revenues
U.S.	$157.4	$178.3	$175.3
International	20.1	20.4	19.7

Total operating revenues	177.5	198.7	195.0
Out-of-pocket reimbursements (1)	64.4	69.1	68.5

Total revenues	$241.9	$267.8	$263.5

Video/broadband/satellite TV subscribers processed (millions)
U.S.	32.6	32.7	33.8
International	8.5	8.2	9.6

(1)   Principally rebillable postage expenditures, which are reimbursed by customers.

The segment offers a comprehensive customer management and billing solution by providing core customer care products that are supplemented with the products and services offered from the Company’s other operating segments.

Systems and Services

Customer Care and Billing

The Customer Management segment’s comprehensive solution includes a flexible and open platform on which to base a complete back-office and customer support system. Four platforms are provided, each designed for specific markets: DDP/SQL and Intelecable serve the video/broadband market worldwide; Subscriber Transaction Management System (“STMS”) serves the DBS industry; and HiAffinity (supported by DST International) serves the global utility market.

DDP/SQL has supported the U.S. video/broadband market for more than 20 years and currently runs in over 400 locations supporting more than 21 million cable and broadband subscribers.

Intelecable is a convergent billing system supporting video, voice, data and other IP services. The customer care and billing platform now supports over nine million end-users in over 100 locations in 15 countries and operates in a variety of languages, including Japanese.

STMS was specifically developed for use by the Company to provide customer care and billing services for DirecTV, Inc., the largest DBS provider in the U.S.

HiAffinity is a sophisticated customer management and open billing system for the utility and energy industries worldwide.

The Company is developing a next-generation billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over Internet Protocol (“VoIP”) telephony markets. The solution is being built to meet the needs of medium to large scale service providers that typically offer multiple lines of business and desire a single system to manage their complete customer life cycle. The solution is a component-based approach that is expected to functionally and architecturally exceed the capabilities of customer care & billing applications in the domestic and international marketplace today. This solution will include the capabilities provided by the Company’s AWD product and DST Output’s processing capabilities.

To supplement the Company’s customer care and billing products, the Company offers the following Internet solutions: CyberCSR; High Speed Data Services (“HSDS”); and TechConnect. These products use the Internet to create an interactive experience for the customer, decrease operational costs and expand the functionality of the billing system.

CyberCSR is a customizable Web interface to DDP/SQL and Intelecable, allowing customers to handle their own customer service tasks and provision services immediately.

HSDS enables provisioning, billing, customer care and troubleshooting for either national Internet service providers or clients’ internal Internet access service.

TechConnect is designed to increase the productivity of installers and technicians in the field by providing access to job and customer information via the Internet.

Customer Relationship Management and Decision Support

Integrating proprietary billing platforms with AWD allows the segment to offer clients a seamless workflow and customer relationship management product. AWD’s ability to integrate multiple back-office systems to present a single view of the customer is a valuable tool to the broadband industry, where clients utilize multiple service providers resulting from industry consolidation.

StarGate is a data warehouse and decision support tool that extracts important information from the customer database to predict buying behavior and forecast the market. The reporting element of StarGate allows clients to analyze their businesses, such as defining operational strengths and weaknesses.

Professional Services, Training and Support

The Customer Management segment provides consulting and training services to ensure that customers are able to leverage the most from their business. The professional services teams make recommendations on launching new services; oversee or assist with back-office operations such as integrations, implementations and conversions; provide interactive and customized training classes; and design custom-tailored applications and interfaces to improve operational efficiency. The segment provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training.

Customer Concentration

The Customer Management segment’s five largest customers accounted for 73.5% of segment operating revenues in 2002, including 27.9% from its largest client.

Marketing / Distribution

Software and services are provided primarily to video/broadband/satellite television, DBS, utility and multiple service providers through direct sales channels and in conjunction with international alliance partners. In both the U.S. and U.K., the segment operates a software and services sales and marketing team, including account management, product management and technical support teams.

The Customer Management segment’s international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., U.K., Brazil, Australia and Singapore. In addition to direct sales, the segment has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

Competition

The market for the Customer Management segment’s products and services is highly competitive and competition is increasing as additional technologies are introduced within the broadband industry and continued consolidation within the market occurs. The segment competes with both independent providers and service providers with their own in-house systems. The segment believes its most significant competitors for customer management software systems are Convergys, Inc. and CSG Systems International, Inc.

The segment expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price/performance characteristics. The segment believes that to remain competitive it must continue to invest in building and marketing its existing products and services, create next generation solutions, and maintain industry leading service and support.

Intellectual Property

The Company holds various U.S. patents, trademarks and copyrights covering various aspects of its customer management, billing and marketing solutions. The Company believes that although such registrations are valuable, the Company’s success depends upon its product and service quality, marketing and service skills. However, despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other segment is comprised of investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates.

Investments

The Company holds investments in equity securities with a market value of approximately $930 million at December 31, 2002, including approximately 12.8 million shares of State Street with a market value of $499 million and 8.6 million shares of CSC with a market value of $297 million.

Real Estate

The Company’s real estate subsidiaries and affiliates own approximately 1.5 million square feet of office space and approximately 1.1 million square feet of production facilities which are held primarily for lease to the Company’s other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company’s operating segments.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company’s research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $159.4 million, $175.2 million and $175.4 million in 2002, 2001 and 2000, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $43.7 million, $43.5 million and $43.7 million was capitalized in 2002, 2001 and 2000, respectively. Client funded software development and maintenance expenditures totaled $12.9 million, $12.7 million and $10.0 million for 2002, 2001 and 2000, respectively.

EMPLOYEES

As of December 31, 2002, the Company and its majority owned subsidiaries employed approximately 11,700 employees, including approximately 7,100 in the Financial Services segment, 3,900 in the Output Solutions segment and 700 in the Customer Management segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,500 employees, including approximately 2,700 at BFDS, 900 at IFDS U.K. and 500 at IFDS Canada. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

		Owned/	Square
Location	Use (1)	Leased (2)	Feet

Financial Services Segment (3)
Kansas City, MO	Office Space	Leased	504,000
Kansas City, MO	Office Space (4)	Owned	395,000
Kansas City, MO	Data Center (5)	Owned	163,000
Jefferson City, MO	Office Space	Leased	27,000
Boston, MA	Office Space	Leased	335,000
Jersey City, NJ	Office Space	Leased	239,000
Edison, NJ	Office Space	Leased	187,000
Prairie Village, KS	Office Space	Leased	65,000
Lawrence, KS	Office Space	Owned	41,000
Salina, KS	Office Space	Leased	31,000
United Kingdom	Office Space	Leased	47,000
Australia	Office Space	Leased	28,000
Nine other smaller properties	Office Space	Leased	28,000

Output Solutions Segment (3)
El Dorado Hills, CA	Production (5)	Owned	365,000
El Dorado Hills, CA	Office Space (5)	Owned	119,000
Sacramento, CA	Production	Leased	291,000
Kansas City, MO	Production (5)	Owned	413,000
Kansas City, MO	Office Space (5)	Owned	135,000
Kansas City, MO	Production	Leased	32,000
Kansas City, MO	Office Space	Leased	17,000
Hartford, CT	Production (5)	Owned	285,000
Mt. Prospect, IL	Production	Leased	212,000
Melville, NY	Production	Leased	110,000
New York, NY	Office Space	Leased	35,000
Westwood, MA	Production	Leased	128,000
Quincy, MA	Office Space	Leased	17,000
Denver, CO	Production	Leased	94,000
St. Louis, MO	Production	Leased	39,000
Canada	Production	Owned	61,000
Canada	Production	Leased	21,000
United Kingdom	Production	Leased	73,000

Customer Management Segment (3)
El Dorado Hills, CA	Office Space (5)	Owned	126,000
Charlotte, NC	Office Space	Leased	64,000
United Kingdom	Office Space	Leased	31,000
United Kingdom	Office Space	Owned	19,000
Sao Paulo, Brazil	Office Space	Leased	2,000

25

Investments and Other Segment
Kansas City, MO	Office Space	Owned	598,000
Kansas City, MO	Office Space	Leased	103,000
Kansas City, MO	Production	Owned	77,000
El Dorado Hills, CA	Office Space	Owned	48,000
Lawrence, KS	Office Space	Owned	8,000

(1)	Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.

(2)	Within Kansas City, MO, the Company owns a number of surface parking lots, various developed and undeveloped properties and an underground storage facility with 500,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA. In addition to the property listed in the table and discussed above, the Company leases space in Chicago, South Africa, Hong Kong, Singapore, Thailand, Japan, New Zealand and Brazil.

(3)	Includes approximately 2.4 million square feet of property owned or leased by the Company’s real estate subsidiaries, which are part of the Investments and Other segment. These properties are leased primarily to other segments of the Company, including approximately 0.9 million square feet in the Financial Services segment, 1.4 million square feet in the Output Solutions segment and 0.1 million square feet in the Customer Management segment.

(4)	Several owned properties are mortgaged with indebtedness of $117.4 million as of December 31, 2002.

(5)	The Winchester Data Center is mortgaged with indebtedness of $14.9 million as of December 31, 2002.

The discussion under “Winchester Information Processing Services” in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G (3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 13, 2003.

All executive officers are elected by and serve at the discretion of the Company’s Board of Directors. Certain of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. None of the executive officers are related to one another.

Thomas A. McDonnell, age 57, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of BHA Group Holdings Inc., Commerce Bancshares, Inc., Computer Sciences Corporation, Euronet Worldwide, Inc., Blue Valley Ban Corp and Garmin Ltd.

Thomas A. McCullough, age 60, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include Winchester Data Center, full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products, securities transfer and product sales and marketing. Since September 2000, he has served as Chairman and Chief Executive Officer of BFDS, which is 50% owned by the Company.

Charles W. Schellhorn, age 54, has served since March 1999 as Vice Chairman of DST Systems of California, Inc, a wholly owned subsidiary of the Company. He has served since May 2000 as President and Chief Executive Officer and since September 2000 as Chairman of the Board of DST Output, Inc., an indirect wholly owned subsidiary of the Company. He had previously served from 1991 to 1999 as President and Chairman of the Board of DST Output, Inc. Since March 1999, he has served as President of Argus Health Systems, Inc., which is 50% owned by the Company.

Donald J. Kenney, age 55, has served since October 2000 as President and Chief Executive Officer of EquiServe, Inc., a wholly owned subsidiary of the Company. Prior to joining the Company, he had been Executive Vice President of National City Corporation from 1998 through 1999 and Executive Vice President of First of America Bank Corporation from 1993 through 1998.

J. Michael Winn, age 56, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

Peter J. Nault, age 47, joined the Company as a Vice President in September 1995 and has served since June 2001 as President of DST Innovis, Inc., an indirect wholly owned subsidiary of the Company and since May 1999 as President of DST Interactive, Inc., a wholly owned subsidiary of the Company.

Jonathan J. Boehm, age 42, joined the Company as a Group Vice President in November 1997. He is responsible for the Company’s full-service mutual fund processing and corporate support.

Kenneth V. Hager, age 52, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial and internal audit functions of the Company.

Robert L. Tritt, age 47 joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company’s remote mutual fund processing operations and for mutual fund product development.

Michael A. Waterford, age 60, has served as Group Vice President of the Company since 1986. He is responsible for development of Fairway, business contingency planning and other projects.

Randall D. Young, age 46, joined the Company as a Vice President in January 1995 and has served in the position of Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholder Matters

The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). On February 11, 2003, the Securities and Exchange Commission granted the application of the Company to voluntarily withdraw the common stock from listing and registration on the Chicago Stock Exchange. As of February 24, 2003, there were approximately 22,500 beneficial owners of the Company’s common stock.

No cash dividends have been paid since the initial public offering of the Company’s common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company’s syndicated line of credit, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) (“Note 16”), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company’s common stock on the NYSE on December 31, 2002 was $35.55.

In connection with the merger of IRIN, Inc. (“IRIN”) with and into a wholly owned subsidiary of DST, on September 28, 2000, the Company issued a total of 65,001 shares of the Company’s common stock to the three individual shareholders of IRIN in exchange for a total of 1,500 shares of the common stock of IRIN held by such individual shareholders. In connection with the acquisition of lock\line, the Company entered into initial employment agreements with two lock\line executives under which they received as of August 2, 2002, and subject to certain restrictions set forth in the agreements, a total of 16,667 shares of the Company’s common stock. Services to be rendered under the employment agreements were the consideration for the shares. The shares of the Company’s common stock described above were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of such Act for transactions by an issuer not involving any public offering.

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2002 and 2001 and the selected consolidated income statement data for the years ended December 31, 2002, 2001 and 2000 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the selected consolidated income statement data for the years ended December 31, 1999 and 1998 were derived from the Company’s audited consolidated financial statements, not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company’s audited consolidated financial statements, including the notes thereto, and the report of independent accountants thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in millions, except per share amounts)

Operating revenues	$1,657.9	$1,656.0	$1,359.7	$1,226.8	$1,120.6
Out-of-pocket reimbursements (1)	725.9	724.7	609.0	502.2	440.7

Total revenues	2,383.8	2,380.7	1,968.7	1,729.0	1,561.3

Costs and expenses (2)	1,936.7	1,927.8	1,575.5	1,406.5	1,299.9
Depreciation and amortization (2)	143.8	159.4	128.6	122.8	108.8
Merger charges and other expenses (3)					33.1

Income from operations	303.3	293.5	264.6	199.7	119.5

Interest expense	(13.4)	(7.5)	(5.6)	(5.2)	(8.6)
Other income, net (4)	20.2	36.2	66.3	13.2	7.4
Gain on sale of PAS (5)		32.8
Equity in earnings (losses) of
unconsolidated affiliates (6)	6.5	(1.5)	11.4	6.6	(2.7)

Income before income taxes	316.6	353.5	336.7	214.3	115.6
and minority interests
Income taxes	107.6	125.3	120.9	76.9	44.3

Income before minority interests	209.0	228.2	215.8	137.4	71.3
Minority interests				(0.7)	(0.3)

Net income (2) (3) (4) (5) (6)	$209.0	$228.2	$215.8	$138.1	$71.6

Basic earnings per share	$1.74	$1.86	$1.72	$1.09	$0.57
Diluted earnings per share	$1.72	$1.81	$1.67	$1.06	$0.56

Total assets	$2,744.2	$2,704.0	$2,552.4	$2,326.3	$1,897.0
Long-term obligations	379.5	243.4	68.7	44.4	49.7

(1)

Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements received for “Out-of-Pocket” (“OOP”) Expenses Incurred (“EITF No. 01-14”), formerly EITF Topic No. D-103. Prior to the issuance of EITF No. 01-14, the Company netted the OOP expense reimbursements from customers with the applicable OOP expenditures. The Company’s significant OOP expenses at the consolidated level include postage and telecommunication expenditures. Under EITF No. 01-14, the Company is required to record the reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF No. 01-14 did not impact income from operations or net income. Comparative financial statements for prior periods have been reclassified to comply with the new guidance. Total revenues are reported in two categories, operating revenues (which correspond to amounts previously reported) and OOP reimbursements. OOP expenses are included in costs and expenses.

(2)

In 2002, the Company recorded costs associated with facility consolidations in its Output Solutions segment of $12.0 million, of which $10.7 million was recorded in costs and expenses and $1.3 million was recorded in depreciation and amortization. In 2001, the Company recognized a $4.9 million reduction of costs and expenses and an $8.7 million reduction in depreciation and amortization associated with a state sales tax refund. Software and intangible asset impairments were recognized as additional depreciation and amortization of $19.5 million in 2001.

(3)	In 1998, the Company recognized $33.1 million in merger and integration costs related to the USCS International, Inc. (“USCS”) merger and Custima International acquisition. This amount is comprised of

29

$16.9 million of integration costs and $9.1 million of transaction costs related to the merger with USCS. This also includes $7.1 million related to the purchase by USCS of 100% of Custima International.

(4)

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street Corporation stock), net gains on securities, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2002, 2001, 2000 and 1999 amounts include $3.5 million, $13.8 million, $41.8 million and $8.9 million, respectively, of net gains on securities and other investments. Included in net gains is $10.3 million, $9.4 million and $6.2 million of investment impairments for 2002, 2001 and 2000, respectively. The 2001 other income amount includes $7.2 million associated with a state sales tax refund. The 2000 other income amount includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment. The 1999 security gains were offset by net losses on equipment dispositions of $3.5 million in 1999.

(5)

On June 29, 2001, DST sold its Portfolio Accounting Systems (“PAS”) business to State Street Corporation (“State Street”). DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a gain of $20.0 million after taxes, deferrals and other expenses.

(6)

The 2002 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.8 million for IFDS U.K. The 2001 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.0 million for BFDS and $3.0 million for IFDS U.K. Include 2002 charge for BFDS?

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s amended Current Report on Form 8-K/A dated March 17, 2003, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission (“SEC”) in Washington, D.C. Readers are strongly encouraged to obtain and consider the factors listed in the March 17, 2003 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company’s Current Report may be obtained, along with other reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. Although the financial information furnished with the Company’s form 8-K dated January 28, 2003 has been on the Company’s website since its release, the Company posted such form 8-K on March 17, 2003. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

Introduction

Originally established in 1969, DST is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds, corporations and investment managers), video/broadband/satellite TV industry, communications industry and other service industries. The Company’s business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment.

The Financial Services segment’s revenues are generated from a variety of sources. The Company’s mutual fund and securities processing revenues are primarily dependent upon the number of accounts or transactions processed. The Company also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. Income from insurance premiums is recognized as revenue as earned, but is eliminated in consolidation for the portion that relates to premiums from the Company’s other consolidated subsidiaries. The Company’s insurance administration revenues are primarily dependent upon the number of insured accounts or transactions processed. The Company generates revenues from its wireless equipment replacement programs, equipment maintenance plans and debt protection programs based on the number of enrolled customers for the wireless equipment replacement programs and equipment maintenance plans and based on the customer’s outstanding balances for the debt protection programs.

The Financial Services segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data Services, Inc. (“BFDS”), International Financial Data Services, U.K. (“IFDS U.K.”), International Financial Data Services, Canada (“IFDS Canada”) and Argus Health Systems, Inc. (“Argus”). The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company’s Automated Work Distributor (“AWD”) products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

The Output Solutions segment’s revenues for presentation and delivery (either printed or electronic) of customer documents and archival depend on the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

The Customer Management segment primarily derives its revenues from customer management processing and computer software services and products based on the number of end-users of the services offered by its clients, the number of bills mailed and/or the number of images produced under multi-year bundled service and usage agreements. Certain of the Company’s customers, principally outside the U.S., license the customer management software. Revenues for fixed fee license agreements are recognized as the software is delivered and all customer obligations have been met. Such fixed fee license amounts have not been material.

The Investments and Other segment’s investment income (dividends, interest and net gains on securities) is recorded as other income. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Rental income from Company owned and operated real estate is recorded as revenue, but is eliminated in consolidation for the portion that relates to real estate leased to the Company’s other consolidated subsidiaries.

Significant Events

lock\line, LLC “(lock\line”)

On August 2, 2002, DST Systems, Inc. acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line is included in the Financial Services segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in DST’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

The following table, which is based upon a valuation, summarizes the allocation of the minimum purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Current assets	$17.7
Properties	8.1
Other non-current assets	0.5
Intangible assets	106.5
Goodwill	78.6

211.4
Current liabilities	19.1
Non-current liabilities	2.3

Net assets acquired	$190.0

The intangible assets principally represent customer relationships, which are being amortized over 20 years.

lock\line’s revenues for the years ended December 31, 2002 and 2001 were $72.3 million and $41.3 million, respectively. Assuming the acquisition had occurred January 1, 2001, the Company’s consolidated revenues would have been $2,421.9 million and $2,422.0 million for the years ended December 31, 2002 and 2001, respectively. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

Wall Street Access, LLC (“Wall Street Access”)

In July 2002, DST acquired additional interests in Wall Street Access for approximately $16 million. DST now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

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

Assuming the acquisitions had occurred January 1, 2000, consolidated revenues would have been $2,492.6 million and $2,372.5 million for the years ended December 31, 2001 and 2000, respectively. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $7.4 million during 2002 related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 541 employees have been separated from the Company as of December 31, 2002. The remaining employee severances of approximately $3.1 million are expected to be paid in 2003. Contract termination costs of approximately $3.4 million were paid in 2001 that related to facilities that were closed.

DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. The segment recorded costs associated with facility and other consolidations of $12.0 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees. Approximately half of the planned terminations occurred in 2002, and the remaining terminations will occur in 2003. Facility closure and relocation costs of $3.6 million were incurred in 2002, with $1.6 million to be paid out over the remaining lease terms from 2003 to 2004. Leasehold write-offs and asset impairments of $2.2 million were recorded during 2002. Other period costs of $1.2 million were expensed as incurred during 2002. Additional charges of $2 million to $4 million related to facility consolidations will be expensed when incurred, which the Company believes will be in 2003. The Company estimates that when fully implemented, the annualized savings will be approximately $12 million. There may be material differences between these estimates and actual results.

New Mutual Fund Clients

DST converted a new client with approximately 5.5 million mutual fund shareowner accounts to TA2000 in February 2003. DST has obtained commitments from two prospective clients to use TA2000 Subaccounting. The conversion of these two prospective clients is estimated to result in a net increase of 1.8 million accounts when fully converted, which will occur in stages over a two year period beginning later in 2003.

New Products

DST launched two new products in 2002: TA2000 Subaccounting and Managed Asset Platform (“MAP”). TA2000 Subaccounting services are offered on a remote basis to broker/dealers who perform shareowner accounting and record keeping for mutual fund accounts that have been sold by the firm’s registered representatives. MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Although they can take on different forms, managed accounts are generally individual investment accounts offered by financial consultants who provide advisory services and managed by independent money managers using an asset-based fee structure.

Stock Split

On September 26, 2000, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to stockholders’ equity, shares outstanding and earnings per share amounts have been restated to reflect this stock split.

Stock Repurchase Programs

Under previously announced stock repurchase programs, the Company expended $99.7 million for approximately 2.5 million shares, $250.3 million for approximately 6.8 million shares and $177.2 million for approximately 5.0 million shares in 2002, 2001 and 2000, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2002, the Company had 6.2 million shares remaining to be purchased under these programs and had purchased 15.9 million shares since the programs commenced.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The

Company believes that the impact of SFAS No. 146 will not be material.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates the disclosure requirements for most guarantees, including standby letters of credit, and clarifies that companies recognize an initial liability for the fair value of the obligations assumed. The guidance on recognition applies to guarantees issued or modified after December 31, 2002 and the guidance on disclosure is effective for reporting periods ending after December 15, 2002. The Company believes that the impact of FIN 45 will not be material.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company’s wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company’s other business segments and its affiliates. As described Liquidity and Capital Resources, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities. The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company’s historical accounting for these relationships.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting and requires that the disclosures be included in interim as well as annual financial statements, effective for fiscal years ending after December 15, 2002.

The estimated impact of these new accounting standards reflects the Company’s current views. There may be material differences between these estimates and the actual impact of these standards.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition; software capitalization and amortization; depreciation of fixed assets; valuation of long-lived and intangible assets and goodwill; and accounting for investments.

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty day collection terms. Revenues are recognized for monthly processing and services upon completion of the services. In the event a portion of the Company’s revenues are due six months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

The Company’s standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require that a fixed fee arrangement for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a “percentage of completion” basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers and its Intelecable and Affinity products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

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

Software capitalization and amortization

The Company makes substantial investments in software to enhance the functionality and facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company is required to capitalize software development costs under two separate accounting pronouncements. The first, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” effective January 1, 1986, applies to software that will be sold or delivered to third parties and requires capitalization of research and development costs after technological feasibility has been established and management is committed to funding the project. The second pronouncement, Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” effective January 1, 1999, requires capitalization of certain development costs after the design has been approved and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life, which is dependent on the nature of the project. Excluding Fairway, the Company has assigned lives of three to five years for capitalized software development. The Company assigned an estimated economic life of ten years for capitalized Fairway development costs, due to management’s estimate of when the base functionality will be replaced through enhancements or upgrades.

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

Depreciation of fixed assets

The Company’s philosophy on personal property, specifically data processing equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility of disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: 1) non-mainframe equipment – three years; 2) mainframe central processing unit – four years; and 3) mainframe direct access storage devices and tape devices – five years. The Company depreciates furniture and fixtures and leasehold improvements over estimated economic lives of three to ten years and generally uses accelerated depreciation methods for domestic assets and straight-line depreciation for international assets. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

Valuation of long-lived and intangible assets and goodwill

The Company assesses at least annually the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on gross cash flows.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, the Company and its unconsolidated affiliates ceased amortizing goodwill and intangible assets that have indefinite useful lives and, instead, will test for impairment annually. The Company’s initial impairment test upon adoption of SFAS No. 142 and annual impairment test indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which is comprised principally from investments in State Street and Computer Sciences Corporation; and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus, Wall Street Access and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2002, the Company had approximately $930 million of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. At December 31, 2002, the Company’s available-for-sale securities had gross unrealized holding gains of $347.5 million and gross unrealized holding losses of $3.7 million.

The impact of a 10% change in fair value of these investments would be approximately $57 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control and for all investments in partnerships and similar interests in which the Company does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company’s investment and advances to the unconsolidated affiliate. The Company’s carrying value of unconsolidated affiliates approximates its pro-rata share of the unconsolidated affiliates net tangible assets.

Although the Company does not expect that it will need to record an impairment charge for its investments in unconsolidated affiliates, future adverse changes in market conditions or poor operating results of unconsolidated affiliates could result in losses or an inability to recover the carrying value of the unconsolidated affiliate investment that may not be reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

The following table summarizes the Company’s operating results (millions, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Revenues
Operating revenues
Financial Services	$970.8	$903.8	$621.0
Output Solutions	567.8	607.7	589.8
Customer Management	177.5	198.7	195.0
Investments and Other	54.8	40.1	33.2
Eliminations	(113.0)	(94.3)	(79.3)

	1,657.9	1,656.0	1,359.7

% change from prior year	0.1%	21.8%	10.8%

Out-of-pocket reimbursements
Financial Services	143.9	143.6	79.6
Output Solutions	606.6	607.3	578.5
Customer Management	64.4	69.1	68.5
Investments and Other	0.6	0.4	0.6
Eliminations	(89.6)	(95.7)	(118.2)

	725.9	724.7	609.0

% change from prior year	0.2%	19.0%	21.3%

Total revenues	$2,383.8	$2,380.7	$1,968.7

% change from prior year	0.1%	20.9%	13.9%

Income from operations
Financial Services	$252.9	$222.4	$179.3
Output Solutions	23.1	65.5	65.0
Customer Management	20.1	(1.5)	15.0
Investments and Other	7.2	7.1	5.3

	303.3	293.5	264.6
Interest expense	(13.4)	(7.5)	(5.6)
Other income, net	20.2	36.2	66.3
Gain on sale of PAS		32.8
Equity in earnings (losses) of unconsolidated
affiliates, net of income taxes	6.5	(1.5)	11.4

Income before income taxes	316.6	353.5	336.7
Income taxes	107.6	125.3	120.9

Net income	$209.0	$228.2	$215.8

Basic earnings per share	$1.74	$1.86	$1.72
Diluted earnings per share	$1.72	$1.81	$1.67

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) increased $3.1 million or 0.1% in 2002 and $412.0 million or 20.9% in 2001. Consolidated operating revenues (excluding OOP reimbursements) increased $1.9 million or 0.1% in 2002 and $296.3 million or 21.8% in 2001. Consolidated revenue growth in 2002 and 2001 was primarily a result of higher Financial Services segments revenues. Consolidated and Financial Services segment operating revenues were affected by the inclusion of revenues from lock\line, acquired August 2, 2002, and EquiServe and PAS in 2001.

Financial Services segment total revenues increased $67.3 million or 6.4% in 2002. Financial Services operating revenues increased $67.0 million or 7.4% in 2002. The 2002 Financial Services segment revenues growth resulted from increased U.S. total revenues of $67.3 million or 7.1%, primarily as a result of an increase in mutual fund shareowner accounts processed of 7.5% to 80.0 million at December 31, 2002 and the inclusion of lock\line revenues, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower revenues from slower general market activity. Financial Services segment total revenues increased $346.8 million or 49.5% in 2001. Financial Services segment operating revenues increased $282.8 million or 45.5% in 2001. The increase in 2001 Financial Services segment revenues resulted from increased U.S. total revenues of $364.5 million or 62.7%, primarily as a result of the inclusion of EquiServe and increases in mutual fund open shareowner accounts processed of 4.2% to 74.4 million at December 31, 2001, partially offset by an $18.0 million or 15.3% decrease in international revenue due primarily to DST Canada’s results of operations no longer being consolidated with the Company’s operating results.

Output Solutions segment total revenues decreased $40.6 million or 3.3% in 2002 and increased $46.7 million or 4.0% in 2001. Output Solutions segment operating revenues decreased $39.9 million or 6.6% in 2002 and increased $17.9 million or 3.0% in 2001. The revenue decline in 2002 resulted from lower telecommunications revenues due to lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $19.0 million. Revenue growth in 2001 resulted from increased volumes from the financial service and video service industries, partially offset by a continued decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001.

Customer Management segment total revenues decreased $25.9 million or 9.7% in 2002 and increased $4.3 million or 1.6% in 2001. Customer Management segment operating revenues decreased $21.2 million or 10.7% in 2002 and increased $3.7 million or 1.9% in 2001. The decrease in revenues for 2002 is primarily due from decreased processing and software service revenues as a result of the loss of a U.S. cable customer in 2001. The increase in revenues for 2001 is primarily due to increased processing and software service revenues, partially offset by lower equipment sales.

Investments and Other segment total revenues increased $14.9 million or 36.8% in 2002 and $6.7 million or 19.8% in 2001. Investments and Other segment operating revenues increased $14.7 million or 36.7% in 2002 and $6.9 million or 20.8% in 2001. Segment revenues are primarily rental income for facilities leased to the Company’s operating segments. The increase in 2002 is primarily attributable to increased real estate leasing activity.

Income from operations

Consolidated income from operations increased $9.8 million or 3.3% in 2002 and $28.9 million or 10.9% in 2001. U.S. income from operations increased $6.2 million or 2.4% in 2002 and $22.1 million or 9.2% in 2001. International income from operations increased $3.6 million or 11.5% in 2002 and $6.8 million or 27.8% in 2001. In 2002, consolidated income from operations included facility and other consolidation costs of $12.0 million within the Output Solutions segment. In 2001, consolidated income from operations included $19.5 million of costs related to software and intangible asset impairments in the Output Solutions and Customer Management segments, partially offset by $13.6 million of income in the Financial Services segment from a state sales tax refund.

Financial Services segment income from operations increased $30.5 million or 13.7% in 2002 and increased $43.1 million or 24.0% in 2001. Financial Services segment income from operations for 2002 increased primarily from increased mutual fund shareowner servicing, the inclusion of lock\line, lower EquiServe personnel costs associated with lower demutualization activity, the reduction of costs and expenses and depreciation and amortization associated with a state sales tax refund of $13.6 million and other cost containment efforts. Financial Services segment income from operations for 2001 increased primarily from increased U.S. revenues related to mutual fund shareowner processing and the reduction of costs and expenses and depreciation and amortization associated with a state sales tax refund partially offset by the acquisition of EquiServe and the absence of DST Canada and the PAS business in 2001.

Output Solutions segment income from operations decreased $42.4 million or 64.7% in 2002 and increased $0.5 million or 0.8% in 2001. The decline in 2002 resulted primarily from decreases in revenue and costs associated with facility and other consolidations of $12.0 million.

Customer Management segment income from operations increased $21.6 million or 144.0% in 2002 and decreased $16.5 million or 109.7% in 2001. The increase in 2002 was primarily attributable to lower processing costs and the inclusion of intangible and software impairments of $15.8 million in 2001. The decrease in 2001 was primarily due to intangible and software impairments of $15.8 million.

Investments and Other segment income from operations was $7.2 million, $7.1 million and $5.3 million in 2002, 2001 and 2000, respectively. The 2002 and 2001 amount increased primarily due to higher real estate revenues partially offset by lower hardware leasing revenues.

Interest expense

Interest expense was $13.4 million in 2002 compared to $7.5 million in 2001 and $5.6 million in 2000. Average debt balances were higher in 2002 compared to 2001, primarily as a result of the lock\line acquisition and common stock repurchases. Average interest rates were lower in 2002 compared to 2001. Average debt balances were higher in 2001 compared to 2000, primarily as a result of the EquiServe acquisition and common stock repurchases. Average interest rates were lower compared to 2000.

Other income, net

Other income consists mainly of interest income, dividends received on investments held by the Company (principally, shares of State Street Corporation stock), net gains on securities, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2002, 2001 and 2000 amounts include $3.5 million, $13.8 million and $41.8 million, respectively, of net gains on securities and other investments. Included in net gains are $10.3 million, $9.4 million and $6.2 million of investment impairments for 2002, 2001 and 2000, respectively. The 2001 amount includes $7.2 million associated with a state sales tax refund. During the fourth quarter of 2000, 325,000 shares of State Street common stock were liquidated primarily in conjunction with the formation and capitalization of a wholly owned captive insurance company that will principally manage the Company’s self-insured risks. The 2000 amount includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment.

Gain on sale of PAS

On June 29, 2001, DST sold its PAS business to State Street. DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a gain of $20.0 million after taxes, deferrals and other expenses. DST recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001.

Equity in earnings and losses of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2002, 2001 and 2000 and related goodwill amortization for 2001 and 2000, is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

BFDS	$5.4	$3.5	$12.5
IFDS U.K.	(1.9)	(3.5)	(2.1)
IFDS Canada	1.5	5.0
Other	1.5	(6.5)	1.0

	$6.5	$(1.5)	$11.4

Equity in earnings of unconsolidated affiliates increased $8.0 million in 2002. Increased earnings at BFDS resulted from higher revenues from client additions and reduced operating expenses from cost containment efforts and the inclusion of $1.0 million in 2001 related to lease abandonment charges. IFDS U.K. results include $1.8 million in 2002 and $3.0 million in 2001 related to lease abandonment charges. IFDS U.K. 2002 results improved primarily due to higher revenues from new clients partially offset by costs associated with new client conversion activity and lease abandonment charges. IFDS U.K. 2002 results reflect an increase in accounts serviced to 3.5 million at December 31, 2002, which is 0.4 million or 12.9% above year end 2001 levels. IFDS Canada earnings decreased in 2002 from lower revenues from client funded development work and increased costs of operations.

Equity in earnings of unconsolidated affiliates decreased $12.9 million in 2001. Decreased earnings were recorded at BFDS in 2001 primarily from costs of $1.0 million related to lease abandonment charges, a decline in brokerage industry transaction revenue and a lack of mutual fund revenue growth. Decreased earnings at IFDS U.K. resulted primarily from costs of $3.0 million related to lease abandonment charges as IFDS U.K. relocated from four building sites to a single location. IFDS U.K. 2001 results reflect an increase in accounts serviced to 3.1 million at December 31, 2001, which is 0.4 million or 14.8% above year end 2000 levels. IFDS Canada results include the results of DST Canada, which was contributed to the joint venture in January 2001. The 2001 loss reported in Other is primarily the result of exchange-America losses. The exchange-America venture was discontinued in the fourth quarter of 2001.

Income taxes

The Company’s effective tax rate was 34.0%, 35.4% and 35.9% for the years ended December 31, 2002, 2001 and 2000, respectively. The 2001 PAS transaction increased the effective tax rate by 0.3%. The tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Net income

The Company’s net income (and earnings per share) for 2002, 2001 and 2000 was $209.0 million ($1.74 basic earnings per share and $1.72 diluted earnings per share), $228.2 million ($1.86 basic earnings per share and $1.81 diluted earnings per share) and $215.8 million ($1.72 basic earnings per share and $1.67 diluted earnings per share), respectively. Included in net income for 2002 were pretax losses of $10.3 million, primarily related to $12.0 million of costs associated with facility and other consolidations within the Output Solutions segment and $1.8 million of costs related to joint venture lease abandonment charges, partially offset by $3.5 million of net gains on securities. Included in net income for 2001 were pretax gains of $43.9 million, primarily related to $32.8 million of gain related to the sale of the PAS business, $20.8 million of income related to a state sales tax refund, $13.8 million of net gains on securities, partially offset by $19.5 million of software and intangible asset impairments and $4.0 million of costs related to joint venture lease abandonment charges. Included in net income in 2000 were pretax gains of $52.6 million, primarily related to $41.8 million of net gains on securities and a $10.8 million litigation settlement gain.

Year to Year Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services segment total revenues for 2002 increased 6.4% over 2001 to $1,114.7 million. Financial Services segment operating revenues for 2002 increased 7.4% over 2001 to $970.8 million. U.S. Financial Services operating revenues increased 8.3% to $870.5 million in 2002 primarily from increased U.S. mutual fund servicing revenues and the inclusion of lock\line. U.S. mutual fund servicing revenues for 2002 increased 4.5% over 2001 as U.S. mutual fund shareowner accounts processed increased 7.5% from 74.4 million at December 31, 2001 to 80.0 million at December 31, 2002. U.S. AWD product revenues for 2002 decreased 16.7% over 2001. U.S. AWD workstations licensed were 64,700 at December 31, 2002, an increase of 11.9% over year end 2001 levels.

Financial Services segment operating revenues from international operations for 2002 increased 0.3% to $100.3 million. International AWD workstations licensed were 30,100 at December 31, 2002, an increase of 8.7% over year end 2001 levels.

Financial Services segment total revenues for 2001 increased 49.5% over 2000 to $1,047.4 million. Financial Services segment operating revenues for 2001 increased 45.5% over 2000 to $903.8 million. U.S. Financial Services operating revenues increased 59.8% to $803.8 million in 2001 primarily from the inclusion of EquiServe partially offset by the sale of PAS. U.S. mutual fund servicing revenues for 2001 increased 13.4% over the prior year as shareowner accounts processed increased 4.2% from 71.4 million at December 31, 2000 to 74.4 million at December 31, 2001. U.S. AWD product revenues for 2001 increased 38.5% over 2000. U.S. AWD workstations licensed were 57,800 at December 31, 2001, an increase of 20.7% over year end 2000 levels, principally from workstations for Comcast Cable Communications, Inc. (“Comcast”) and insurance industry clients.

Financial Services segment operating revenues from international operations for 2001 decreased 15.3% to $99.9 million. The revenue decrease resulted primarily from DST Canada’s results of operations no longer being consolidated with the Company’s operating results partially offset by an increase in investment management software license revenues and higher investment management and AWD software maintenance revenues. International AWD workstations licensed were 27,700 at December 31, 2001, an increase of 9.5% over year end 2000 levels.

Costs and expenses

Financial Services segment costs and expenses for 2002 increased 2.8% over 2001 to $776.1 million. Personnel costs for 2002 increased 8.1% over 2001 principally from the inclusion of EquiServe for the full year of 2002 and the acquisition of lock\line partially offset by cost containment activities.

Segment costs and expenses for 2001 increased 65.8% over 2001 to $750.1 million. Personnel costs for 2001 increased 51.3% over 2000 as a result of the addition of EquiServe and increased staff levels to support revenue growth. Costs and expenses for 2001 were reduced by $4.9 million related to a state sales tax refund.

Depreciation and amortization

Financial Services segment depreciation and amortization for 2002 and 2001 increased 2.5% or $2.1 million and 21.0% or $14.5 million, respectively. The increase in 2002 is primarily as a result of the acquisition of lock\line partially offset by the required cessation of goodwill amortization. The increase in 2001 is primarily attributable to EquiServe, partially offset by an $8.7 million reduction in depreciation associated with a state sales tax refund.

Income from operations

Financial Services segment income from operations for 2002 and 2001 increased 13.7% to $252.9 million and

24.0% to $222.4 million, respectively, over the comparable prior year. The increase in 2002 was primarily related to the acquisition of lock\line, higher levels of U.S. mutual fund accounts services and increased investment accounting revenues. The increase in 2001 increase resulted primarily from increased U.S. revenues and the inclusion of a state sales tax refund, partially offset by the absence of the PAS business.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions segment total revenues for 2002 decreased 3.3% to $1,174.4 million compared to 2001. Output Solutions segment operating revenues for 2002 decreased 6.6% to $567.8 million compared to 2001. The decline in segment revenue resulted from lower telecommunications revenues due to lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $19.0 million.

Output Solutions segment total revenues for 2001 increased 4.0% to $1,215.0 million compared to 2000. Output Solutions segment operating revenues for 2001 increased 3.0% to $607.7 million compared to 2000. The growth in segment revenue was derived primarily from increased volumes from the financial service and video service industries partially offset by a loss of a telecommunications customer and the decline in brokerage related marketing fulfillment and trade confirmation volumes and the market interruptions following the events of September 11, 2001.

Costs and expenses

Output Solutions segment costs and expenses for 2002 and 2001 increased 0.5% to $1,113.1 million and 3.7% to $1,107.0 million, respectively, over the comparable prior year. The increase in 2002 primarily resulted from $11.0 million related to facility and other consolidations and the 2001 increase primarily related to increased staff levels and purchased material costs to support volume growth and higher Internet-based electronic bill and statement product development and selling costs. Personnel costs for 2002 and 2001 decreased 5.5% and increased 5.5%, respectively, over the comparable prior year.

Depreciation and amortization

Output Solutions segment depreciation and amortization decreased 4.1% to $37.2 million in 2002 and increased 8.7% to $38.8 million in 2001. The 2002 decrease is due to lower depreciation from reduced investment in capital equipment, partially offset by $1.0 million of software asset impairments. The 2001 increase includes $3.7 million of software asset impairments.

Income from operations

Output Solutions segment income from operations for 2002 and 2001 decreased $42.4 million or 64.7% and increased $0.5 million or 0.8%. The decrease in 2002 primarily related to lower telecommunication revenues, costs associated with facility and other consolidations of $12.0 million and a loss from the new international operation. The 2001 decrease primarily related to the software asset impairment of $3.7 million, partially offset by increased image and statement revenues.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management segment total revenues for 2002 decreased 9.7% to $241.9 million as compared to 2001. Customer Management segment operating revenues for 2002 decreased 10.7% to $177.5 million as compared to 2001. Processing and software service revenues decreased 10.6% to $170.1 million in 2002. Equipment sales decreased 12.9% to $7.4 million in 2002. Total cable and satellite subscribers serviced were 41.0 million at December 31, 2002 an increase of 0.2% compared to year end 2001 levels, principally from an increase in U.S.

satellite and international cable subscribers serviced, partially offset by a decrease in U.S. cable subscribers.

Customer Management segment total revenues for 2001 increased 1.6% to $267.8 million as compared to 2000. Customer Management segment operating revenues for 2001 increased 1.9% to $198.7 million as compared to 2000. Processing and software service revenues increased 6.4% to $190.3 million in 2001. Equipment sales decreased 47.5% to $8.5 million in 2001. AWD software license revenues were recognized in 2001 from the AWD license agreement with Comcast. Total cable and satellite subscribers serviced were 40.9 million at December 31, 2001 a decrease of 5.8% compared to year end 2000 levels, principally from the loss of MediaOne subscribers and lower international cable subscribers serviced.

Costs and expenses

Customer Management segment costs and expenses for 2002 and 2001 decreased 9.5% to $214.5 million and increased 1.9% to $236.9 million, respectively, over the comparable prior year. The decrease in 2002 was primarily attributable to cost containment activities and lower processing cost from lower levels of U.S. cable subscribers. The increase in 2001 was a result of higher personnel costs.

Depreciation and amortization

Customer Management segment depreciation and amortization for 2002 and 2001 decreased 77.5% to $7.3 million and increased 102.5% to $32.4 million, respectively, over the comparable prior year. The 2002 decrease is primarily from lower capitalized software amortization and the elimination of goodwill in 2002. The 2001 increase includes $15.8 million of intangible and software asset impairments.

Income from operations

Customer Management segment income from operations increased $21.6 million and decreased $16.5 million in 2002 and 2001, respectively. The increase in 2002 was primarily attributable to lower processing costs and the inclusion of intangible and software impairments of $15.8 million in 2001. The decrease in 2001 was primarily due to intangible and software impairments of $15.8 million.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other segment total revenues totaled $55.4 million, $40.5 million and $33.8 million in 2002, 2001 and 2000, respectively. Investments and Other segment operating revenues totaled $54.8 million, $40.1 million and $33.2 million in 2002, 2001 and 2000, respectively. Real estate revenues of $54.4 million, $38.5 million and $29.5 million in 2002, 2001 and 2000, respectively, were primarily derived from the lease of facilities to the Company’s other business segments. Revenues of $0.4 million, $1.6 million and $3.7 million in 2002, 2001 and 2000, respectively, were derived from the segment’s hardware leasing activities.

Costs and expenses

Investments and Other segment costs and expenses increased $11.8 million in 2002 and $3.1 million in 2001, primarily as a result of additional real estate activities.

Depreciation and amortization

Investments and Other segment depreciation and amortization increased $3.0 million in 2002 and $1.8 million in 2001 as a result of increased depreciation related to additional real estate investments.

Income from operations

Investments and Other segment income from operations was $7.2 million, $7.1 million and $5.3 million in 2002,

2001 and 2000, respectively. The 2002 and 2001 amount increased primarily due to higher real estate revenues partially offset by lower hardware leasing revenues.

Liquidity and Capital Resources

The Company’s cash flow from operating activities totaled $393.4 million, $367.4 million and $333.8 million in 2002, 2001 and 2000, respectively. Operating cash flows for the year ended December 31, 2002 principally resulted from net income of $209.0 million, depreciation and amortization of $143.8 million, increases in accounts payable and accrued liabilities of $28.6 million, increases in deferred revenues and gains of $25.0 million and increases in accrued compensation and benefits of $21.4 million. The Company utilized its 2002 operating cash flows, in addition to draws on its revolving credit facility, to reinvest capital in its existing businesses, and to fund the lock\line acquisition, the second installments of the EquiServe acquisition, investments and advances to unconsolidated affiliates and treasury stock purchases. The Company had $92.3 million of cash and cash equivalents at December 31, 2002.

During the fourth quarter 2000, the Company initiated a cash management service for transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the transfer agency client accounts the following business day.

Accounts receivable increased in 2002 by approximately $26.9 million or 7.4% from 2001 primarily from the acquisitions of lock\line and DST International Output. The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

Cash flows used in investing activities totaled $431.2 million, $253.9 million and $179.7 million in 2002, 2001 and 2000, respectively. The Company continues to make significant investments in capital equipment, software, systems and facilities. During the years ended December 31, 2002, 2001 and 2000, the Company expended $216.8 million, $194.0 million and $176.0 million, respectively, in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third-party lenders. Of this total, $67.9 million, $41.9 million and $36.7 million during 2002, 2001 and 2000, respectively, related to the Investments and Other segment, which consists primarily of acquisitions of buildings and building improvements. Capitalized costs of software developed for internal use totaled $32.4 million, $36.6 million and $34.0 million in 2002, 2001 and 2000, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $11.3 million, $6.9 million and $9.7 million for 2002, 2001 and 2000, respectively. Capital expenditures for 2002, 2001 and 2000 include $3.4 million, $2.7 million and $1.2 million for assets placed in service in 2001, 2000 and 1999, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

The Company’s research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $159.4 million, $175.2 million and $175.4 million in 2002, 2001 and 2000, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $43.7 million, $43.5 million and $43.7 million was capitalized in 2002, 2001 and 2000, respectively. Client funded software development and maintenance expenditures totaled $12.9 million, $12.7 million and $10.0 million for 2002, 2001 and 2000, respectively.

The Company made $54.2 million, $79.5 million and $75.5 million in 2002, 2001 and 2000, respectively, of investments in available-for-sale securities and expended $36.6 million, $22.6 million and $14.3 million for advances to unconsolidated affiliates and other investments. During 2002, 2001 and 2000, the Company received $38.3 million, $57.8 million and $83.2 million from the sale of investments in available-for-sale securities and received $22.1 million and $5.8 million during 2002 and 2001, respectively, from the sale and maturities of other investments. Gross realized gains of $10.1 million, $21.1 million and $48.1 million and gross losses of $9.5 million, $2.2 million and $6.4 million, were recorded in 2002, 2001 and 2000, respectively, from available-for-sale securities. In addition, the Company expended approximately $188.1 million, $35.2 million and $4.9 million during 2002, 2001 and 2000, respectively, for acquisitions of subsidiaries, net of cash acquired.

On August 2, 2002, the Company acquired lock\line, LLC (“lock\line”) for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. The lock\line acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company’s $315 million syndicated line of credit and a $100 million term bridge loan, which expired on December 30, 2002, and had essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

In July 2002, DST acquired additional interests in Wall Street Access for approximately $16 million. The purchase was financed by a draw on the $315 million revolving credit facility. The Company now has a 20% interest in Wall Street Access.

On March 30, 2001, the Company completed the acquisition of a 75% interest in EquiServe, Inc. (“EquiServe”) by purchasing interests held by FleetBoston Financial (“FleetBoston”) and Bank One Corporation (“Bank One”). On July 31, 2001, the Company completed the acquisition of the remaining 25%, which was owned by BFDS, on essentially the same terms provided to FleetBoston and Bank One.

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The third installments, scheduled for February 28, 2003, are estimated to be $50.8 million. The remaining minimum installments, which total approximately $21.6 million (discounted to $18.9 million for accounting purposes) are payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. Based upon management’s current expectations, the Company expects to pay approximately $52 million, of which approximately $30 million will be considered contingent consideration.

Cash flows used in (provided by) financing activities totaled $(45.7) million, $145.3 million and $126.9 million in 2002, 2001 and 2000, respectively. The Company received proceeds from the issuance of common stock of $33.0 million, $38.7 million and $53.2 million and repurchased $114.3 million, $291.1 million and $206.3 million of common stock in 2002, 2001 and 2000, respectively. Net borrowings totaled $76.9 million and $113.1 million during 2002 and 2001, respectively, on the Company’s $315 million revolving credit facility and there was $190.0 million outstanding at December 31, 2002. There were no net borrowings during 2001 or 2000 on the Company’s previous $125 million five year revolving credit facility. Net borrowings (payments) under the Company’s 364-day $50 million line of credit totaled $5.6 million, $(7.0) million and $29.3 for 2002, 2001 and 2000, respectively, and there was $48.6 million outstanding at December 31, 2002. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in secured term debt.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company’s previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings and the Company’s level of indebtedness. The grid may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

During the third quarter 2002, the Company borrowed $100 million under a short-term bridge loan, which was repaid December 30, 2002 by drawing on the Company’s $315 million facility. Terms and conditions of the bridge loan were similar to the $315 million syndicated facility.

One of the Company’s subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2003. The Company plans to renew the facility. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder’s equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable.

In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in real estate mortgages scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on of the 30-day LIBOR rate. The loan is secured by real property owned by the Company.

Under previously announced stock repurchase programs, the Company expended $99.7 million for approximately 2.5 million shares, $250.3 million for approximately 6.8 million shares and $177.2 million for approximately 5.0 million shares in 2002, 2001 and 2000, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2002, the Company had 6.2 million shares remaining to be purchased under these programs and had purchased 15.9 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2002, 2001 and 2000, and included in the numbers set forth in the preceding paragraph, the Company purchased 0.6 million shares for $26.5 million, 5.4 million shares for $182.8 million and 2.6 million shares for $81.4 million, respectively, under these agreements. During 2002, the Company entered into two new forward purchase agreements, which expire in June 2003 and September 2003. The cost to settle the two outstanding agreements would be approximately $126 million for approximately 3.7 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

On September 26, 2000, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6, 2000. The distribution occurred on October 19, 2000. All references to shares outstanding and earnings per share amounts have been restated to reflect this stock split.

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

Unconsolidated affiliates

The Company has formed operating joint ventures to enter into or expand its presence in target markets. To further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street Bank, a leading mutual fund custodian. The Company’s international mutual fund/unit trust shareowner processing businesses (IFDS U.K., IFDS Canada and IFDS Luxembourg) are also owned 50% by DST and 50% by State Street. In addition, in 1989 the Company gained access to the information processing market for the health insurance industry through the acquisition of a 50% interest in Argus Health Systems, Inc., which provides pharmacy claim processing for managed care providers. The Company also utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties. The largest of these real estate joint ventures was formed in 1988. The Company receives revenues for processing services and products provided to the operating joint ventures. The Company pays lease payments to certain real estate ventures. The Company has entered into various agreements with unconsolidated affiliates to utilize the Company’s data processing facilities and computer software systems. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company recognizes, on an equity basis, income and losses from its pro-rata share of these companies’ net income or loss.

The Company’s unconsolidated affiliates had a carrying value of $170.4 million and $149.5 million at December 31, 2002 and 2001, respectively. The Company recognized revenues from these unconsolidated affiliates of $139.2 million, $171.1 million and $165.6 million in 2002, 2001 and 2000, respectively. The Company paid these unconsolidated affiliates $25.0 million, $21.7 million and $11.1 million in 2002, 2001 and 2000, respectively, for products, services and leases. At December 31, 2002 and 2001, the Company’s unconsolidated affiliates owed the Company $56.2 million and $54.6 million, respectively, including approximately $23 million of a secured commercial mortgage loan receivable at December 31, 2002 and 2001 and $16.3 million and $20.3 million of advances at December 31, 2002 and 2001, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $(4.0) million, $31.6 million and $(6.2) million during 2002, 2001 and 2000, respectively. The Company owed $21.1 million and $33.5 million to unconsolidated affiliates at December 31, 2002 and 2001, respectively, including $17.4 million and $30.3 million owed to BFDS related to the EquiServe acquisition. In 2002 and 2001, the Company paid $13.9 million and $14.6 million to BFDS as the second and first installment, respectively, related to the EquiServe acquisition.

The Company has entered into an agreement to guarantee 100% of a $40 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner’s obligations under the agreement. At December 31, 2002, borrowings of $21.0 million were outstanding under this credit facility. Subsequent to year end, the revolving credit facility was reduced to $30 million.

The Company has entered into an agreement to guarantee 50% of a $4.9 million construction loan of a 50% owned real estate joint venture, and to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.4 million.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party’s stock at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable, however the amount could be material.

FIN 45 Disclosures

In addition to the guarantees entered into discussed in Unconsolidated Affiliates above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the lease agreements. The Company’s liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company’s liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant.

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

The Company has entered into agreements with certain third parties, including banks and escrow agents, that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

The Company has entered into agreements with lenders providing financing to the Company pursuant to which the Company agrees to indemnify such lenders for third party claims arising from or relating to such financings. In connection with real estate mortgage financing, the Company has entered into environmental indemnity agreements in which the Company has agreed to indemnify the lenders for any damage sustained by the lenders relating to any environmental contamination on the subject properties.

In connection with the acquisition or disposition of real estate by the Company, the Company has entered into real estate contracts containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective contract, but which are generally described as follows: (i) in connection with acquisitions by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller arising from the Company’s on-site inspections, tests and investigations of the subject property made by the Company as part of its due diligence and against third party claims relating to the operations on the subject property after the closing of the transaction, and (ii) in connection with dispositions by the Company, the Company has agreed to indemnify the buyer for damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject property made by the Company in the real estate contract if such representations or warranties were untrue when made and against third party claims relating to operations on the subject property prior to the closing of the transaction.

In connection with the leasing of real estate by the Company, as landlord and as tenant, the Company has entered into occupancy leases containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective lease, but which are generally described as follows: (i) in connection with leases in which the Company is the tenant, the Company has agreed to indemnify the landlord against third party claims relating to the Company’s occupancy of the subject property, including claims arising from loss of life, bodily injury and/or damage to property thereon, and (ii) in connection with leases in which the Company is the landlord, the Company has agreed to indemnify the tenant against third party claims to the extent occasioned wholly or in part by any negligent act or omission of the Company or arising from loss of life, bodily injury and/or damage to property in or upon any of the common areas or other areas under the Company’s control.

Pursuant to the charter of the Company, the Company is obligated to indemnify the officers and directors of the Company to the maximum extent authorized by Delaware law. Pursuant to resolutions of the Company’s Board of Directors, the Company is obligated to indemnify its employees who are certified and/or licensed accountants and attorneys in connection with professional services they provide to the Company. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At December 31, 2002, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

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

Comprehensive income

The Company’s comprehensive income totaled $11.8 million, $113.7 million and $205.7 million in 2002, 2001 and 2000, respectively. Comprehensive income consists of net income of $209.0 million, $228.2 million and $215.8 million in 2002, 2001 and 2000, respectively, and other comprehensive loss of $197.2 million, $114.5 million and $10.1 million in 2002, 2001 and 2000, respectively. Other comprehensive loss consists of unrealized gains (losses)

on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company had a net unrealized loss on available-for-sale securities of $205.3 million, $112.8 million and $6.7 million in 2002, 2001 and 2000, respectively. The Company’s net unrealized losses and gains on available-for-sale securities results primarily from changes in the market value of the Company’s investments in approximately 12.8 million shares of State Street common stock, approximately 8.6 million shares of Computer Sciences Corporation common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2002, these three investments had an aggregate pre-tax unrealized gain of approximately $339 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

Other than temporary impairments

At December 31, 2002, the Company’s available-for-sale securities had unrealized losses of $3.7 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at December 31, 2002 are other than temporary.

The Company recognized $10.3 million, $9.4 million and $6.2 million of investment impairments for the years ended December 31, 2002, 2001 and 2000, respectively. A decline in a security’s net realizable value that is other than temporary is treated as a loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of December 31, 2002 was approximately $930 million. The impact of a 10% change in fair value of these investments would be approximately $57 million to comprehensive income. As discussed under “Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2002, there was approximately $1.2 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.0 million of net income.

At December 31, 2002, the Company had $438.7 million of long-term debt, of which $347.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

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

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance and the Company’s internal auditors measure its effectiveness and recommend possible improvements thereto.

Independent accountants provide an objective assessment of the degree to which management meets its responsibility for financial reporting. They regularly evaluate the system of internal accounting controls and perform such tests and other procedures as they deem necessary to express an opinion on the consolidated financial statements.

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets and “Out-of-Pocket” expenses to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Kansas City, Missouri
February  26, 2003

DST Systems, Inc.
Consolidated Balance Sheet
(dollars in millions, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$92.3	$84.4
Transfer agency investments	61.6	60.6
Accounts receivable (includes related party receivables of
$16.8 and $11.3)	394.7	361.8
Inventories	15.1	12.6
Deferred income taxes	47.8	29.2
Other assets	53.6	56.2

	665.1	604.8

Investments	1,137.5	1,436.4
Properties	524.7	455.5
Goodwill	259.8	170.5
Intangibles	130.1	27.5
Other assets	27.0	9.3

Total assets	$2,744.2	$2,704.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$59.2	$63.5
Transfer agency deposits	61.6	60.6
Accounts payable	96.3	111.2
Accrued compensation and benefits	96.9	77.3
Deferred revenues and gains	79.7	54.7
Other liabilities	152.8	104.1

	546.5	471.4

Long-term debt	379.5	243.4
Deferred income taxes	308.7	427.2
Other liabilities	87.5	89.6

	1,322.2	1,231.6

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 300 million shares authorized,
127.6 million shares issued	1.3	1.3
Additional paid-in capital	367.2	392.1
Retained earnings	1,169.2	960.2
Treasury stock, at cost	(326.6)	(289.3)
Accumulated other comprehensive income	210.9	408.1

Total stockholders’ equity	1,422.0	1,472.4

Total liabilities and stockholders' equity	$2,744.2	$2,704.0

    The accompanying notes are an integral part of these financial statements. 53

DST Systems, Inc. Consolidated Statement of Income (in millions, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Operating revenues	$1,657.9	$1,656.0	$1,359.7
Out-of-pocket reimbursements	725.9	724.7	609.0

Total revenues (includes related party
revenues of $139.2, $171.1 and $165.6)	2,383.8	2,380.7	1,968.7

Costs and expenses	1,936.7	1,927.8	1,575.5
Depreciation and amortization	143.8	159.4	128.6

Income from operations	303.3	293.5	264.6
Interest expense	(13.4)	(7.5)	(5.6)
Other income, net	20.2	36.2	66.3
Gain on sale of PAS		32.8
Equity in earnings (losses) of unconsolidated affiliates	6.5	(1.5)	11.4

Income before income taxes	316.6	353.5	336.7
Income taxes	107.6	125.3	120.9

Net income	$209.0	$228.2	$215.8

Average common shares outstanding	120.0	122.6	125.3
Diluted shares outstanding	121.7	126.0	129.4

Basic earnings per share	$1.74	$1.86	$1.72
Diluted earnings per share	$1.72	$1.81	$1.67
              The accompanying notes are an integral part of these financial statements. 54

DST Systems, Inc. Consolidated Statement of Changes in Stockholders’ Equity (in millions)

	Common Stock					Accumulated
			Additional			Other	Total
	Shares	Par	Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Stock	Income	Equity

December 31, 1999	126.2	$1.3	$453.5	$516.2	$(40.1)	$532.7	$1,463.6
Comprehensive income:
Net income				215.8
Other comprehensive loss						(10.1)
Comprehensive income							205.7
Issuance of common stock	3.5		(28.4)		131.2		102.8
Repurchase of common stock	(5.0)				(206.3)		(206.3)

December 31, 2000	124.7	1.3	425.1	732.0	(115.2)	522.6	1,565.8
Comprehensive income:
Net income				228.2
Other comprehensive loss						(114.5)
Comprehensive income							113.7
Issuance of common stock	2.5		(33.0)		117.0		84.0
Repurchase of common stock	(6.8)				(291.1)		(291.1)

December 31, 2001	120.4	1.3	392.1	960.2	(289.3)	408.1	1,472.4
Comprehensive income:
Net income				209.0
Other comprehensive loss						(197.2)
Comprehensive income							11.8
Issuance of common stock	1.7		(24.9)		77.0		52.1
Repurchase of common stock	(2.5)				(114.3)		(114.3)

December 31, 2002	119.6	$1.3	$367.2	$1,169.2	$(326.6)	$210.9	$1,422.0

      The accompanying notes are an integral part of these financial statements. 55

DST Systems, Inc. Consolidated Statement of Cash Flows (dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cash flows – operating activities:
Net income	$209.0	$228.2	$215.8

Depreciation and amortization	143.8	159.4	128.6
Equity in (earnings) losses of unconsolidated affiliates	(6.5)	1.5	(11.4)
Cash dividends received from unconsolidated affiliates	0.1	0.1	0.1
Net realized gains on investments and PAS	(3.5)	(46.6)	(41.8)
Deferred taxes	(1.3)	11.6	22.0
Decrease (increase) in accounts receivable	(26.9)	27.1	(40.8)
Decrease (increase) in inventories and other current assets	2.2	(27.7)	5.1
Increase in transfer agency investments	(1.0)	(6.4)	(54.2)
Increase in transfer agency deposits	1.0	6.4	54.2
Increase in accounts payable and accrued liabilities	28.6	14.1	40.4
Increase (decrease) in deferred revenues and gains	25.0	(3.7)	4.4
Increase in accrued compensation and benefits	21.4	2.1	11.7
Other, net	1.5	1.3	(0.3)

Total adjustments to net income	184.4	139.2	118.0

Net	393.4	367.4	333.8

Cash flows – investing activities:
Proceeds from sale of investments	60.4	63.6	83.2
Investments in and advances to unconsolidated affiliates	(36.6)	(22.6)	(14.3)
Investments in securities	(54.2)	(79.5)	(75.5)
Capital expenditures	(216.8)	(194.0)	(176.0)
Payment for purchases of subsidiaries, net of cash acquired	(188.1)	(35.2)	(4.9)
Other, net	4.1	13.8	7.8

Net	(431.2)	(253.9)	(179.7)

Cash flows – financing activities:
Proceeds from issuance of common stock	33.0	38.7	53.2
Proceeds from issuance of long-term debt	106.5	7.1	0.6
Principal payments on long-term debt	(60.6)	(6.0)	(9.5)
Net increase in revolving credit facilities	82.2	106.1	35.2
Common stock repurchased	(114.3)	(291.1)	(206.3)
Other, net	(1.1)	(0.1)	(0.1)

Net	45.7	(145.3)	(126.9)

Net increase (decrease) in cash and cash equivalents	7.9	(31.8)	27.2
Cash and cash equivalents, beginning of year	84.4	116.2	89.0

Cash and cash equivalents, end of year	$92.3	$84.4	$116.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements

1.  Description of Business

DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds, investment managers and corporations), communications industry, video/broadband/satellite TV industry and other service industries.

The Company has several operating business units that offer sophisticated information processing and computer software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment. A summary of each of the Company’s segments follows:

Financial Services

DST’s Financial Services segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. DST’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; securities transfer systems offered to corporations, corporate trustees and transfer agents; investment management systems offered to U.S. and international fund accountants and investment managers; and a workflow management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators and health care providers. DST also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs.

The segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

DST’s Output Solutions segment provides single source, integrated print and electronic communications solutions. In the U.S., DST Output, a wholly owned subsidiary, provides customized and personalized bill and statement processing services and electronic bill payment and presentment solutions. Xebec Imaging Services offers customer communications and document automation solutions to the Canadian market. DST International Output, which was acquired in 2002, provides personalized paper and electronic communications principally in the U.K.

The segment also offers communications design, direct marketing, fulfillment, assistance in stimulating consumer and consent adoption for electronic delivery as well as statement design and formatting services.

Customer Management

DST’s Customer Management segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet Protocol (“IP”) telephony, Internet and utility markets. The segment offers a comprehensive customer management and billing solution by providing core customer care products that are supplemented with the products and services offered from DST’s other operating segments.

The segment distributes its services and products on a direct basis, through subsidiaries in North America, the U.K. and parts of Europe and with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $930 million at December 31, 2002, including approximately 12.8 million shares of State Street with a market value of $499 million and 8.6 million shares of Computer Sciences Corporation (“CSC”) with a market value of $297 million. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.

2.  Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company’s wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company’s other business segments and its affiliates. As described in Note 14, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities. The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company’s historical accounting for these relationships.

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

Revenue recognition

The majority of the Company’s revenues are computer processing and services revenues and are recognized upon completion of the services provided. Revenues under bundled service agreements are recognized over the life of the agreement based on usage and as the bundled services are provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales and sales-type leases is recognized as equipment is shipped. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Revenue from rentals and operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments are estimated as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

The Company has entered into various agreements with related parties, principally unconsolidated affiliates, to utilize the Company’s data processing facilities and computer software systems. The Company believes that the terms of its contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

Securities and Exchange Commission Staff Accounting Bulletin Nos. 101, 101A and 101B summarize the application of generally accepted accounting principles to revenue recognition in financial statements. Based on these guidelines, revenue should be recognized when it is realized or realizable and it is earned. These guidelines became effective during the fourth quarter 2000 for the Company’s year ended December 31, 2000. The implementation of the new guidelines did not have a material effect on the consolidated results of operations of the Company.

Effective January 1, 2002, the Company adopted EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” (“OOP”) Expenses Incurred” (“EITF No. 01-14”), formerly EITF Topic No. D-103. Prior to the issuance of EITF No. 01-14, the Company netted the OOP expense reimbursements from customers with the applicable OOP expenditures. The Company’s significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services segment and the Output Solutions segment. Under EITF No. 01-14, the Company is required to record the reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF No. 01-14 did not impact income from operations or net income. Comparative financial statements for prior periods have been reclassified to comply with the new guidance. For each segment, total revenues are reported in two categories, operating revenues (which correspond to amounts previously reported) and OOP reimbursements. OOP expenses are included in costs and expenses.

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

Software development and maintenance

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. These costs are amortized under the Company’s current policy on a straight-line basis, depending on the nature of the project, generally over a three to ten year period. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized $19.7 million, $19.3 million and $28.5 million, respectively, of costs (net of related amortization) related to such development, including $(1.5) million, $0.3 million and $0.2 million, respectively, of net capitalized costs at an unconsolidated subsidiary.

Research and development costs for software that will be sold or licensed to third parties are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility, it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year’s net revenue to current year’s net revenue plus estimated future net revenues or the amount computed by the straight-line method over the estimated useful life of the product, generally three to five years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis. The cost of custom development that is required and funded by a specific client is charged to costs and expenses as incurred.

A portion of the Company’s development costs are funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed. Client funded software development and maintenance expenditures totaled $12.9 million, $12.7 million and $10.0 million for 2002, 2001 and 2000, respectively.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $114.2 million, $132.0 million and $131.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company capitalized $32.4 million, $36.6 million and $34.0 million of costs related to the development of internal use software for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized development costs for systems to be sold or licensed to third parties were $11.3 million, $6.9 million and $9.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense related to capitalized development costs totaled $18.7 million, $30.4 million (includes $15.4 million of software impairments) and $8.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar interests are accounted for on a flow through basis based on the Company’s pro-rata ownership. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost which approximates fair value.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 40 years. Data processing equipment, data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management’s opinion, no such impairment exists at December 31, 2002.

Goodwill and intangibles

Effective July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 and effective January 1, 2002 for all goodwill and intangible assets, the Company adopted, as required, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.

The Company’s initial impairment test upon adoption of SFAS No. 142 and annual impairment test indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

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

Foreign currency translation

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders’ equity and were not material at December 31, 2002 and 2001. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

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

Comprehensive income

The Company’s comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders’ Equity.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma disclosure in the table below.

At December 31, 2002, the Company had stock based compensation plans, which are described separately in Note 11. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		Year Ended December 31,

		2002	2001	2000

Net income (millions):	As reported	$209.0	$228.2	$215.8

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of
related tax effects		(31.5)	(27.2)	(23.5)

Net Income	Pro forma	177.5	201.0	192.3

Basic earnings per share:	As reported	1.74	1.86	1.72
	Pro form	1.48	1.64	1.54

Diluted earnings per share:	As reported	1.72	1.81	1.67
	Pro form	1.46	1.60	1.49

3.  Recent Acquisitions

lock\line, LLC “(lock\line”)

On August 2, 2002, DST Systems, Inc. acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line revenues for its fiscal year ended April 30, 2002 were approximately $51 million. lock\line is included in the Financial Services segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in DST’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

The following table, which is based upon a valuation, summarizes the allocation of the minimum purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Current assets	$17.7
Properties	8.1
Other non-current assets	0.5
Intangible assets	106.5
Goodwill	78.6

211.4
Current liabilities	19.1
Non-current liabilities	2.3

Net assets acquired	$190.0

The intangible assets principally represent customer relationships, which are being amortized over 20 years.

lock\line’s revenues for the years ended December 31, 2002 and 2001 were $72.3 million and $41.3 million, respectively. Assuming the acquisition had occurred January 1, 2001, the Company’s consolidated revenues would have been $2,421.9 million and $2,422.0 million for the years ended December 31, 2002 and 2001, respectively. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 2002 and 2001. Such unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2001.

Wall Street Access, LLC (“Wall Street Access”)

In July 2002, DST acquired additional interests in Wall Street Access for approximately $16 million and now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

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

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The third installments, scheduled for February 28, 2003, are estimated to be $50.8 million. The remaining minimum installments, which total approximately $21.6 million (discounted to $18.9 million for accounting purposes) are payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. Based upon management’s current expectations, the Company expects to pay approximately $52 million, of which approximately $30 million will be considered contingent consideration.

Assuming the acquisitions had occurred January 1, 2000, consolidated revenues would have been $2,492.6 million and $2,372.5 million for the years ended December 31, 2001 and 2000, respectively. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for 2001 and 2000. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2000.

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $7.4 million during 2002 related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 541 employees have been separated from the Company as of December 31, 2002. The remaining employee severances of approximately $3.1 million are expected to be paid in 2003. Contract termination costs of approximately $3.4 million were paid in 2001 that related to facilities that were closed.

5.  DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. The segment recorded costs associated with facility and other consolidations of $12.0 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees. Approximately half of the planned terminations occurred in 2002, and the remaining terminations will occur in 2003. Facility closure and relocation costs of $3.6 million were incurred in 2002, with $1.6 million to be paid out over the remaining lease terms from 2003 to 2004. Leasehold write-offs and asset impairments of $2.2 million were recorded during 2002. Other period costs of $1.2 million were expensed as incurred during 2002. Additional charges of $2 million to $4 million related to facility consolidations will be expensed when incurred, which the Company believes will be in 2003.

6.  Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,

	2002	2001

Land	$38.2	$29.0
Buildings	253.0	168.2
Data processing equipment	277.7	256.6
Data processing software	299.7	226.3
Furniture, fixtures and other equipment	278.1	260.7
Leasehold improvements	93.9	96.0
Construction-in-progress	36.0	68.5

	1,276.6	1,105.3
Less accumulated depreciation and amortization	751.9	649.8

Net properties	$524.7	$455.5

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $139.8 million, $139.2 million and $117.2 million, respectively.

7.  Investments

Investments are as follows (in millions):

		Carrying Value

	2002	December 31,
	Ownership
	Percentage	2002	2001

Available-for-sale securities:
State Street Corporation	4%	$498.9	$668.4
Computer Sciences Corporation	5%	297.4	422.8
Euronet Worldwide, Inc.	8%	14.2	40.5
Other available-for-sale securities		120.0	117.8

		930.5	1,249.5

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	69.3	63.9
International Financial Data Services, U.K	50%	9.2	10.5
International Financial Data Services, Canada	50%	14.5	12.9
Other unconsolidated affiliates		77.4	62.2

		170.4	149.5

Other:
Net investment in leases		1.1	4.7
Other		35.5	32.7

		36.6	37.4

Total investments		$1,137.5	$1,436.4

State Street Corporation (“State Street”) is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company’s investment in State Street’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $6.1 million, $4.7 million and $4.0 million in dividends from State Street in 2002, 2001 and 2000, respectively, which have been recorded in other income.

Computer Sciences Corporation (“CSC”) is a global provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company’s investment in CSC’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end.

Euronet Worldwide, Inc. (“Euronet”) operates an independent, non-bank owned automatic teller machine network as a service provider to banks and other financial institutions in certain Central European countries. The aggregate market value of the Company’s investment in Euronet’s common stock presented above was based on the closing price on the NASDAQ at the respective year end.

The Company’s investments in available-for-sale securities had an aggregate market value of $930.5 million and $1,249.5 million and an aggregate cost basis of $586.7 million and $569.0 million at December 31, 2002 and 2001, respectively. Gross unrealized holding gains totaled $347.5 million and $683.8 million and gross unrealized holding losses totaled $3.7 million and $3.3 million at December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Company received $38.3 million, $57.8 million and $83.2 million from the sale of investments in available-for-sale securities. Gross realized gains of $10.1 million, $21.1 million and $48.1 million and gross losses of $9.5 million, $2.2 million and $6.4 million, were recorded in 2002, 2001 and 2000, respectively, from available-for-sale securities. Included in the gross losses of available-for-sale securities is $8.2 million, $1.9 million and $5.6 million of investment impairments for 2002, 2001 and 2000, respectively.

The Company recognized $10.3 million, $9.4 million and $6.2 million of investment impairments for the years ended December 31, 2002, 2001 and 2000, respectively. A decline in a security’s net realizable value that is other than temporary is treated as a loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

Boston Financial Data Services, Inc. (“BFDS”) is a corporate joint venture of the Company and State Street. BFDS performs shareowner accounting services for mutual fund companies using the Company’s proprietary application system for mutual fund shareowner recordkeeping, TA2000 and retirement plan recordkeeping services using TRAC. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

International Financial Data Services, U.K. ("IFDS U.K.") is a U.K. joint venture of DST and State Street. IFDS U.K. provides full and remote processing for U.K. unit trusts and related products.

International Financial Data Services, Canada (“IFDS Canada”) is a corporate joint venture of the Company and State Street. DST Canada had been a wholly owned subsidiary of the Company since June 1993, but was contributed to the new joint venture in January 2001. IFDS Canada provides shareowner accounting and recordkeeping to international markets.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2002, 2001 and 2000 and related goodwill amortization for 2001 and 2000 is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

BFDS	$5.4	$3.5	$12.5
IFDS U.K.	(1.9)	(3.5)	(2.1)
IFDS Canada	1.5	5.0
Other	1.5	(6.5)	1.0

	$6.5	$(1.5)	$11.4

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Revenues	$656.8	$631.8	$588.9
Costs and expenses	646.1	632.7	547.2
Net income (loss)	10.7	(0.9)	41.7
Current assets	276.4	223.2
Noncurrent assets	424.7	418.2
Current liabilities	145.2	172.1
Noncurrent liabilities	263.8	178.6
Partners’ and stockholders’ equity	292.1	290.7

The Company’s unconsolidated affiliates had a carrying value of $170.4 million and $149.5 million at December 31, 2002 and 2001, respectively. The Company recognized revenues from these unconsolidated affiliates of $139.2 million, $171.1 million and $165.6 million in 2002, 2001 and 2000, respectively. The Company paid these unconsolidated affiliates $25.0 million, $21.7 million and $11.1 million in 2002, 2001 and 2000, respectively, for products, services and leases. At December 31, 2002 and 2001, the Company’s unconsolidated affiliates owed the Company $56.2 million and $54.6 million, respectively, including approximately $23 million of a secured commercial mortgage loan receivable at December 31, 2002 and 2001 and $16.3 million and $20.3 million of advances at December 31, 2002 and 2001, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $(4.0) million, $31.6 million and $(6.2) million during 2002, 2001 and 2000, respectively. The Company owed $21.1 million and $33.5 million to unconsolidated affiliates at December 31, 2002 and 2001, respectively, including $17.4 million and $30.3 million owed to BFDS related to the EquiServe acquisition. In 2002 and 2001, the Company paid $13.9 million and $14.6 million to BFDS as the second and first installment, respectively, related to the EquiServe acquisition.

Goodwill and other intangibles, net of accumulated amortization, of $18.0 million and $6.4 million at December 31, 2002 and 2001 is classified as part of the investments in the unconsolidated affiliates. The increase in 2002 is attributed to Wall Street Access. Related amortization expense was $0.4 million, $0.8 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Net investment in leases of $1.1 million and $4.7 million at December 31, 2002 and 2001, respectively, reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

8.  Goodwill and Intangibles

The following table summarizes intangible assets (in millions):

	December 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$134.5	$4.6	$28.3	$0.9
Intellectual property			9.8	9.8
Other	0.2		2.2	2.1

Total	$134.7	$4.6	$40.3	$12.8

Amortization of intangible assets for the years ended December 31, 2002, 2001 and 2000 was $4.2 million, $3.2 million and $2.3 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2002 is estimated at $7.4 million for each of the years 2003, 2004, 2005, 2006 and 2007.

The following tables summarizes the changes in the carrying amount of goodwill for years ended December 31, 2002 and 2001, by segment (in millions):

	December 31,			December 31,
	2001	Acquisitions	Other	2002

Financial Services	$156.1	$78.6	$10.8	$245.5
Output Solutions	8.7	1.4	(1.2)	8.9
Customer Management	5.4			5.4
Investments and Other	0.3		(0.3)

Total	$170.5	$80.0	$9.3	$259.8

	December 31,			December 31,
	2000	Acquisitions	Other	2001

Financial Services	$15.4	$148.9	$(8.2)	$156.1
Output Solutions	10.0		(1.3)	8.7
Customer Management	8.8		(3.4)	5.4
Investments and Other	0.3			0.3

Total	$34.5	$148.9	$(12.9)	$170.5

Amortization of goodwill totaled $11.3 million and $9.3 million for the years ended December 31, 2001 and 2000, respectively. There was no goodwill amortization expense recorded for 2002.

If SFAS No. 142 would have been adopted at January 1, 2000, the Company would have reported net income and basic and diluted earnings per share as follows (in millions, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Reported net income	$209.0	$228.2	$215.8
Add amortization (net of tax)		9.4	7.4

Adjusted net income	$209.0	$237.6	$223.2

Basic earnings per share
Reported net income	$1.74	$1.86	$1.72
Amortization (net of tax)		0.08	0.06

Adjusted net income	$1.74	$1.94	$1.78

Diluted earnings per share
Reported net income	$1.72	$1.81	$1.67
Amortization (net of tax)		0.07	0.06

Adjusted net income	$1.72	$1.88	$1.73

Average common shares outstanding	120.0	122.6	125.3
Diluted shares outstanding	121.7	126.0	129.4

The Company has completed its initial impairment testing and annual impairment testing of goodwill and has concluded that no such impairment exists. The fair value of the reporting units were estimated using the expected present value of future cash flows.

9.  Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,

	2002	2001

Mortgage notes	$132.3	$25.8
Revolving credit facilities	240.3	158.1
Acquisition installments	64.1	117.7
Other	2.0	5.3

	438.7	306.9
Less debt due within one year	59.2	63.5

Long-term debt	$379.5	$243.4

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are both fixed and variable. Fixed rates range from 7.5% to 10.0% and variable rates are based on LIBOR at December 31, 2002. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in under mortgage notes scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The loan is secured by real property owned by the Company.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company’s previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. The $315 million facility is comprised of a $210 million three-year facility and a

$105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings and the Company’s level of indebtedness. The grid may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated tangible net assets. The Company was in compliance with these provisions at December 31, 2002. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

During the third quarter 2002, the Company borrowed $100 million under a short-term bridge loan, which was repaid December 30, 2002 by drawing on the Company’s $315 million facility. Terms and conditions of the bridge loan were similar to the $315 million syndicated facility.

One of the Company’s subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2003. The subsidiary plans to renew the facility. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder’s equity of at least $300 million and to maintain certain interest coverage ratios. The subsidiary was in compliance with these provisions at December 31, 2002. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable.

The acquisition installments represent the discounted remaining minimum purchase price installments for the acquisition of EquiServe (see Note 4). These installments are due at February 28, 2003 and 2004 and carry an interest rate of 4.07% to 4.86%. Included in the acquisition installments is $17.4 million due to BFDS.

Future principal payments of indebtedness at December 31, 2002 are as follows (in millions):

2003	$59.2
2004	264.9
2005	9.1
2006	9.3
2007	9.5
Thereafter	86.7

Total	$438.7

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt is considered to approximate fair value at December 31, 2002 and 2001.

10.  Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,

	2002	2001	2000

U.S.	$284.7	$322.9	$308.2
International	31.9	30.6	28.5

Total	$316.6	$353.5	$336.7

Income tax expense consists of the following components (in millions):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$89.5	$97.4	$77.7
State and local	12.2	6.9	8.7
International	8.7	10.0	12.5

Total current	110.4	114.3	98.9

Deferred
Federal	(2.6)	9.9	17.3
State and local	(0.2)	1.0	2.5
International		0.1	2.2

Total deferred	(2.8)	11.0	22.0

Total income tax expense	$107.6	$125.3	$120.9

Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Income tax expense using the
statutory rate in effect	$110.8	$123.7	$117.8
Tax effect of:
State and local income taxes, net	7.9	5.2	7.3
International income taxes, net	(1.8)	(0.7)	4.7
Earnings of U.S. unconsolidated affiliates	(1.5)	(1.1)	(4.0)
Other	(7.8)	(1.8)	(4.9)

Total income tax expense	$107.6	$125.3	$120.9

Effective tax rate	34.0%	35.4%	35.9%
Statutory federal tax rate	35.0%	35.0%	35.0%

70 The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,

	2002	2001

Liabilities:
Investments in available for sale securities	$(297.1)	$(423.5)
Unconsolidated affiliates and investments	(3.9)	(2.7)
Accumulated depreciation and amortization	(20.4)	(7.3)
Other	(1.9)	(1.8)

Gross deferred tax liabilities	(323.3)	(435.3)

Assets:
Book accruals not currently deductible for tax	35.5	21.6
Deferred compensation and other employee benefits	17.0	12.6
Other	9.9	3.1

Gross deferred tax assets	62.4	37.3

Net deferred tax liability	$(260.9)	$(398.0)

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2002, the cumulative amount of such unremitted earnings was $90.5 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company’s tax basis. Deferred taxes provided on unremitted earnings through December 31, 2002 and 2001 were $5.4 million and $4.9 million, respectively. Determination of the amount of the unrecognized deferred tax liability related to investments in international subsidiaries, including but not limited to unremitted earnings and cumulative translation adjustments, is not practicable.

Prior to the Company’s initial public offering in November 1995, DST joined with Kansas City Southern (“KCS”) in filing a consolidated U.S. Corporation Income tax return. All tax years prior to and including the tax year ended December 31, 1992 have closed. IRS Examinations of the tax years ended through December 31, 1995 have been completed with the resolution of disputed matters arising from the examination of those years presently pending at the Appellate level of the IRS. As a result of having been a member of the KCS and subsidiaries U.S. consolidated income tax return, the Company is contingently liable for taxes of any member of the consolidated group, should KCS be unable to pay any such tax liability. The Company believes the likelihood is remote it will incur a liability as a result of this contingency.

From and after November 7, 1995, the Company began filing a consolidated return with its subsidiaries. The IRS is completing its examination of the tax years ended December 31, 1995 and 1996. Should the IRS propose adjustments to these returns, management believes it has adequate tax reserves to provide for any additional income tax expense, which might result there from, as well as to provide for interest which might arise from additional tax assessments, if any. The IRS has recently initiated an examination of the tax years ended December 31, 1999 and 2000.

11.  Stockholders’ Equity

Stock Split

On September 26, 2000, the Company’s Board of Directors approved a 2-for-1 split of the Company’s common stock, in the form of a dividend of one share for each share held of record at the close of business on October 6,

2000. The distribution occurred on October 19, 2000. All references to stockholders’ equity, shares outstanding and earnings per share amounts have been restated to reflect this stock split.

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net income	$209.0	$228.2	$215.8

Average common shares outstanding	120.0	122.6	125.3
Incremental shares from assumed conversions of stock options	1.7	3.4	4.1

Diluted shares outstanding	121.7	126.0	129.4

Basic earnings per share	$1.74	$1.86	$1.72
Diluted earnings per share	$1.72	$1.81	$1.67

Other comprehensive loss

Components of other comprehensive loss consist of the following (in millions):

	Year Ended December 31,

	2002	2001	2000

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(336.5)	$(169.9)	$30.1
Less reclassification adjustments for gains included
in net income	(0.4)	(15.2)	(41.0)
Foreign currency translation adjustments	8.1	(1.7)	(3.4)
Deferred income taxes	131.6	72.3	4.2

Other comprehensive income (loss)	$(197.2)	$(114.5)	$(10.1)

Components of the related tax provision of other comprehensive income consists of the following (in millions):
	Year Ended December 31,

	2002	2001	2000

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(131.3)	$(66.4)	$11.8
Less reclassification adjustments for gains included
in net income	(0.2)	(5.9)	(16.0)

Deferred income taxes	$(131.5)	$(72.3)	$(4.2)

Stock repurchases

Under previously announced stock repurchase programs, the Company expended $99.7 million for approximately 2.5 million shares, $250.3 million for approximately 6.8 million shares and $177.2 million for approximately 5.0 million shares in 2002, 2001 and 2000, respectively. The purchase of the shares was financed from cash flow from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2002, the Company had 6.2 million shares remaining to be purchased under these programs and had purchased 15.9 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2002, 2001 and 2000, and included in the numbers set forth in the preceding paragraph, the Company purchased 0.6 million shares for $26.5 million, 5.4 million shares for $182.8 million and 2.6 million shares for $81.4 million, respectively, under these agreements. During 2002, the Company entered into two new forward purchase agreements, which expire in June 2003 and September 2003. The cost to settle the two outstanding agreements would be approximately $126 million for approximately 3.7 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

The Company had 8.0 million and 7.2 million shares of common stock held in treasury at December 31, 2002 and 2001, respectively.

Stock option plans

At December 31, 2002, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation.

The weighted average fair value of options granted was $11.48, $16.66 and $10.18 for 2002, 2001 and 2000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: expected option term of 3.2, 3.1 and 2.3 years, volatility of 44.0%, 42.4% and 38.5%, dividend yield of 0% and risk-free interest rate of 2.6%, 3.8% and 6.4%.

In September 1995, the Company established the 1995 Stock Option and Performance Award Plan, which now provides for the availability of 30,000,000 shares of the Company’s common stock for the grant of awards to officers, directors and other designated employees. The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan. The option prices must be at least equal to the fair market value of the underlying shares on the date of grant. Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at the date of grant.

Summary stock option activity is presented in the table below (shares in millions):

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	11.9	$36.06	12.3	$25.91	11.0	$18.43
Granted	7.7	35.35	4.0	51.30	5.7	33.62
Exercised	(2.5)	24.88	(4.3)	20.59	(3.8)	16.20
Forfeited	(0.5)	49.17	(0.1)	56.99	(0.6)	24.33

Outstanding at December 31	16.6	$37.02	11.9	$36.06	12.3	$25.91

Exercisable at December 31	6.2	$33.92	6.9	$25.84	6.2	$19.33

73 Summary information concerning outstanding and exercisable stock options as of December 31, 2002 follows:
	Outstanding Options			Exercisable Options
Range of Exercise Prices per share	Number of Options (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number of Options (in millions)	Weighted Average Exercise Price per share
$10.00 — $12.99	0.5	2.9	$10.43	0.5	$10.43
13.00 — 22.99	0.5	4.3	15.32	0.5	15.32
23.00 — 29.99	3.3	6.5	28.06	3.3	28.11
30.00 — 39.99	5.4	9.7	31.61
40.00 — 49.99	4.6	8.4	44.71	0.7	45.36
50.00 — 59.99	1.1	7.8	55.47	0.3	56.49
60.00 — 68.30	1.1	8.0	60.42	0.9	60.36
74.06 — 74.06	0.1	7.9	74.06

$10.00 — $74.06	16.6	8.1	$37.02	6.2	$33.92

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.3 million shares were issued under the Plan in 2002. At December 31, 2002, there were approximately 1.3 million shares available for future offerings. The fair value of purchase rights granted in 2002, 2001 and 2000 was $9.06, $13.26 and $8.05, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: expected option term of 1.0, 1.0 and 0.64 year, volatility of 44.5%, 44.2% and 38.7%, dividend yield of 0% and risk-free interest rate of 1.3%, 3.0% and 6.8%.

Rights plan

The Company is party to a Stockholders’ Rights Agreement (the “Rights Plan”) dated as of October 6, 1995, and amended as of July 9, 1998, September 10, 1999 and September 25, 2001. Each share of the Company’s common stock held of record on October 18, 1995 (when KCS was then the sole stockholder of the Company) and all shares of common stock issued in and subsequent to the Company’s initial public offering has received one Right. Each Right entitles its holder to purchase 1/1000th share of preferred stock of the Company, or in some circumstances, other securities of the Company. In certain circumstances, the Rights entitle their holders to purchase shares in a surviving entity or its affiliates resulting from transactions in which the Company is not the surviving entity or disposes of more than 50% of the Company’s assets or earnings power.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an “Acquiring Person”), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or ten days following the commencement or announcement of any person’s intention to make a tender offer or exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. Janus Capital Group Inc. (“JCG”) (formerly Stilwell Management, Inc.), which holds approximately 33.2% of the outstanding shares of the Company’s common stock, and certain entities affiliated with JCG are in certain circumstances excluded from the definition of an “Acquiring Person” under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

12.  Benefits Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $30.8 million, $30.3 million and $22.4 million in 2002, 2001 and 2000, respectively.

EquiServe sponsored defined contribution and defined benefit cash balance plans covering substantially all employees following the completion of the eligibility period. The EquiServe defined contribution plans were frozen on December 31, 2001, and EquiServe employees began participating in the DST sponsored defined contribution plans on January 1, 2002. The defined contribution plans provided for employer contributions based primarily on employee participation and were made at the discretion of the Board of Directors. Total expense under the defined contribution plans was $1.7 million for the nine months ended December 31, 2001. The EquiServe defined benefit cash balance plan, which was terminated in 2002, provided for each eligible employee’s cash balance account to be credited a percentage of the employee’s compensation based on years of service. At December 31, 2001, the defined benefit plan had an accumulated benefit obligation of $7.5 million and fair value of plan assets of $7.4 million, resulting in an accrued liability of $0.1 million. Net periodic pension cost was approximately $2.2 million for the nine months ended December 31, 2001. The key weighted average assumptions for 2001 was a discount rate of 7.25%, an expected rate of return on plan assets of 9.0% and a salary scale of 5.0%.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $27.5 million and $26.9 million at December 31, 2002 and 2001, respectively.

13.  Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,

	2002	2001	2000

Interest paid during the year	$7.9	$8.0	$5.3
Income taxes paid during the year	74.3	69.0	77.5

In 2000, the Company acquired the remaining 50% of Corporate Document Systems, Inc. through a stock for stock exchange. The value of the DST stock on the acquisition date was $5.5 million.

14.  Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $108.0 million, $93.0 million and $91.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $5.3 million, $5.8 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has letters of credit of $13.6 million, $8.0 million and $10.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2002 were not significant.

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

The Company has entered into an agreement to guarantee 100% of a $40 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner’s obligations under the agreement. At December 31, 2002, borrowings of $21.0 million were outstanding under this credit facility, which expires in March 2003. Subsequent to year end, the revolving credit facility was reduced to $30 million.

The Company has entered into an agreement to guarantee 50% of a $4.9 million construction loan of a 50% owned joint venture. The construction loan expires in June 2003.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in December 2003.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.4 million.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party’s stock at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable, however the amount could be material.

The following table sets forth the Company’s contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements (in millions):

			Software
		Operating	License
	Debt	Leases	Agreements	Total

2003	$59.2	$65.5	$38.1	$162.8
2004	264.9	60.3	64.6	389.8
2005	9.1	33.9	58.5	101.5
2006	9.3	21.8	31.3	62.4
2007	9.5	18.1	5.0	32.6
Thereafter	86.7	59.8	5.4	151.9

Total	$438.7	$259.4	$202.9	$901.0

Debt includes mortgage notes, revolving credit facilities, acquisition installments and other debt described in Note 9 above. The Company’s other commercial commitments are as follows (in millions):

	Standby
	Letters
	of Credit	Guarantees	Total

2003	$11.8	$26.8	$38.6
2004	1.8	1.4	3.2
2005		1.4	1.4
2006		1.4	1.4
2007		1.4	1.4
Thereafter		12.6	12.6

Total	$13.6	$45.0	$58.6

In addition to the guarantees entered into mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the lease agreements. The Company’s liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company’s liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant.

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

The Company has entered into agreements with certain third parties, including banks and escrow agents, that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

The Company has entered into agreements with lenders providing financing to the Company pursuant to which the Company agrees to indemnify such lenders for third party claims arising from or relating to such financings. In connection with real estate mortgage financing, the Company has entered into environmental indemnity agreements in which the Company has agreed to indemnify the lenders for any damage sustained by the lenders relating to any environmental contamination on the subject properties.

In connection with the acquisition or disposition of real estate by the Company, the Company has entered into real estate contracts containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective contract, but which are generally described as follows: (i) in connection with acquisitions by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller arising from the Company’s on-site inspections, tests and investigations of the subject property made by the Company as part of its due diligence and against third party claims relating to the operations on the subject property after the closing of the transaction, and (ii) in connection with dispositions by the Company, the Company has agreed to indemnify the buyer for damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject property made by the Company in the real estate contract if such representations or warranties were untrue when made and against third party claims relating to operations on the subject property prior to the closing of the transaction.

In connection with the leasing of real estate by the Company, as landlord and as tenant, the Company has entered into occupancy leases containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective lease, but which are generally described as follows: (i) in connection with leases in which the Company is the tenant, the Company has agreed to indemnify the landlord against third party claims relating to the Company’s occupancy of the subject property, including claims arising from loss of life, bodily injury and/or damage to property thereon, and (ii) in connection with leases in which the Company is the landlord, the Company has agreed to indemnify the tenant against third party claims to the extent occasioned wholly or in part by any negligent act or omission of the Company or arising from loss of life, bodily injury and/or damage to property in or upon any of the common areas or other areas under the Company’s control.

Pursuant to the charter of the Company, the Company is obligated to indemnify the officers and directors of the Company to the maximum extent authorized by Delaware law. Pursuant to resolutions of the Company’s Board of Directors, the Company is obligated to indemnify its employees who are certified and/or licensed accountants and attorneys in connection with professional services they provide to the Company. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At December 31, 2002, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

15.  Segment and Geographic Information

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment. The Company evaluates the performance of its segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the segments is shown in the following tables (in millions):

	Year Ended December 31, 2002

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$961.4	$507.7	$177.5	$11.3	$		$1,657.9
Intersegment operating revenues	9.4	60.1		43.5		(113.0)
Out-of-pocket reimbursements	143.9	606.6	64.4	0.6		(89.6)	725.9

Total revenues	1,114.7	1,174.4	241.9	55.4		(202.6)	2,383.8

Costs and expenses	776.1	1,113.1	214.5	35.6		(202.6)	1,936.7
Depreciation and amortization	85.7	38.2	7.3	12.6			143.8

Income from operations	252.9	23.1	20.1	7.2			303.3
Other income, net	6.4	3.7	0.1	10.0			20.2
Equity in earnings of
unconsolidated affiliates	5.9			0.6			6.5

Earnings before interest
and income taxes	$265.2	$26.8	$20.2	$17.8	$		$330.0

	Year Ended December 31, 2001

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$898.9	$547.7	$198.7	$10.7	$		$1,656.0
Intersegment operating revenues	4.9	60.0		29.4		(94.3)
Out-of-pocket reimbursements	143.6	607.3	69.1	0.4		(95.7)	724.7

Total revenues	1,047.4	1,215.0	267.8	40.5		(190.0)	2,380.7

Costs and expenses	750.1	1,107.0	236.9	23.8		(190.0)	1,927.8
Depreciation and amortization	74.9	42.5	32.4	9.6			159.4

Income (loss) from operations	222.4	65.5	(1.5)	7.1			293.5
Other income, net	9.3	2.4		24.5			36.2
Gain on sale of PAS	32.8						32.8
Equity in losses of
unconsolidated affiliates	(1.1)			(0.4)			(1.5)

Earnings (losses) before interest
and income taxes	$263.4	$67.9	$(1.5)	$31.2	$		$361.0

79
	Year Ended December 31, 2000

	Financial	Output	Customer	Investments/			Consolidated
	Services	Solutions	Management	Other	Eliminations		Total

Operating revenues	$619.5	$535.9	$195.0	$9.3	$		$1,359.7
Intersegment operating revenues	1.5	53.9		23.9		(79.3)
Out-of-pocket reimbursements	79.6	578.5	68.5	0.6		(118.2)	609.0

Total revenues	700.6	1,168.3	263.5	33.8		(197.5)	1,968.7

Costs and expenses	452.2	1,067.6	232.5	20.7		(197.5)	1,575.5
Depreciation and amortization	69.1	35.7	16.0	7.8			128.6

Income from operations	179.3	65.0	15.0	5.3			264.6
Other income, net	4.0	0.1	0.1	62.1			66.3
Equity in earnings (losses) of
unconsolidated affiliates	11.3	0.2		(0.1)			11.4

Earnings before interest
and income taxes	$194.6	$65.3	$15.1	$67.3	$		$342.3

Earnings before interest and income taxes in the segment reporting information above less interest expense of $13.4 million, $7.5 million and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Revenues (1):
U.S.	$2,209.5	$2,222.5	$1,794.7
U.K.	94.2	69.1	56.9
Australia	21.4	22.9	23.1
Canada	15.6	16.3	36.9
Netherlands	4.8	5.0	8.2
Hong Kong	4.6	5.9	4.5
Japan	4.3	3.1	9.3
Thailand	3.9	2.1	1.4
South Africa	3.6	3.7	6.0
Brazil	2.8	2.3	2.4
France	2.6	4.1	1.1
Switzerland	1.7	2.3	4.6
Spain	1.6	3.9	0.2
Singapore	1.3	1.3	2.2
New Zealand	1.3	1.2	0.9
Others	10.6	15.0	16.3

	$2,383.8	$2,380.7	$1,968.7

_________________ (1) Revenues are attributed to countries based on location of the client. 80 Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,

	2002	2001

Long-lived assets:
U. S.	$885.3	$625.4
U.K.	43.6	23.9
Canada	4.9	5.6
Others	7.8	7.9

	$941.6	$662.8

16.  Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):
	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$426.6	$402.9	$405.5	$422.9	$1,657.9
Out-of-pocket reimbursements	194.3	177.4	172.5	181.7	725.9

Total revenues	620.9	580.3	578.0	604.6	2,383.8

Cost and expenses	507.0	475.4	465.9	488.4	1,936.7
Depreciation and amortization	32.6	33.6	36.4	41.2	143.8

Income from operations	81.3	71.3	75.7	75.0	303.3

Interest expense	(2.8)	(2.9)	(3.7)	(4.0)	(13.4)
Other income (loss), net	8.1	10.4	3.9	(2.2)	20.2
Equity in earnings (losses) of
unconsolidated affiliates	2.5	2.6	1.5	(0.1)	6.5

Income before income taxes	89.1	81.4	77.4	68.7	316.6

Income taxes	30.3	27.7	26.3	23.3	107.6

Net income	$58.8	$53.7	$51.1	$45.4	$209.0

Basic average shares outstanding	120.6	120.2	119.9	119.5	120.0
Basic earnings per share	$0.49	$0.45	$0.43	$0.38	$1.74	(1)

Diluted average shares outstanding	122.6	122.1	121.8	120.5	121.7
Diluted earnings per share	$0.48	$0.44	$0.42	$0.38	$1.72

Common stock price ranges: High	$50.01	$50.50	$43.95	$38.60	$50.50
Low	$40.84	$43.00	$29.47	$24.37	$24.37

_________________
(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2002 quarterly earnings per share may not equal the total computed for the year.

81
	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating revenues	$369.6	$450.8	$419.9	$415.7	$1,656.0
Out-of-pocket reimbursements	169.1	190.0	191.9	173.7	724.7

Total revenues	538.7	640.8	611.8	589.4	2,380.7

Cost and expenses	429.7	524.1	501.7	472.3	1,927.8
Depreciation and amortization	31.3	39.2	39.9	49.0	159.4

Income from operations	77.7	77.5	70.2	68.1	293.5

Interest expense	(1.2)	(1.9)	(1.7)	(2.7)	(7.5)
Other income, net	6.6	7.0	5.9	16.7	36.2
Gain on sale of PAS		32.8			32.8
Equity in earnings (losses) of
unconsolidated affiliates	0.9	0.3	0.5	(3.2)	(1.5)

Income before income taxes	84.0	115.7	74.9	78.9	353.5

Income taxes	29.5	41.9	26.3	27.6	125.3

Net income	$54.5	$73.8	$48.6	$51.3	$228.2

Basic average shares outstanding	124.2	123.0	123.0	120.4	122.6
Basic earnings per share	$0.44	$0.60	$0.40	$0.43	$1.86 (2)

Diluted average shares outstanding	128.5	126.3	125.8	122.9	126.0
Diluted earnings per share	$0.42	$0.58	$0.39	$0.42	$1.81

Common stock price ranges: High	$66.25	$56.21	$59.26	$50.45	$66.25
Low	$44.37	$41.71	$39.90	$40.03	$39.90

_________________
(2)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2001 quarterly earnings per share may not equal the total computed for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 13, 2003 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2002.

(a)   Directors of the Company
The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal-Election of Three Directors” and “The Board of Directors” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)   Executive Officers of the Company
The information set forth in response to Item 401 of Regulation S-K under the heading “Executive Officers and Significant Employees of the Company” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)   Compliance with Section 16(a) of the Exchange Act
The information set forth in response to Item 405 of Regulation S-K under the heading “Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under “The Board of Directors — Compensation of Directors” and under “Executive Compensation Matters” in the Company’s Proxy Statement (other than the “DST Compensation Committee Report on Executive Compensation” and the “Stock Performance Graph”) is hereby incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Principal Stockholders and Stockholdings of Management” in the Company’s Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2002 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of our common stock issued under all of the Company’s existing equity compensation plans, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A	B	C

Plan Category	Number of securities to	Weighted average exercise	Number of securities
	be issued upon exercise	price of outstanding options,	remaining available for
	of options, warrants and	warrants and rights shown in	issuance as of 12/31/02 under
	rights outstanding as of	column A	equity compensation plans
	12/31/02		(excluding securities
reflected in column A)

Equity
compensation plans
approved by
shareholders	16,286,976 [1]	$37.4689 [1]	4,330,212 [2]

DST Systems, Inc.
2000 Employee
Stock Purchase
Plan (“ESPP”)	See Note 3	See Note 3	1,293,730 [4]

Equity
compensation plans
not approved by
shareholders [4]	See Note 5	See Note 5	See Note 5

[1]  The numbers shown in Columns A and B do not include:

*  Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. (“USCS”), which is currently named DST Systems of California, Inc. The Company acquired DST Systems of California, Inc. on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of 12/31/02 was 297,854, and the weighted average exercise price of such options is $12.2925. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

*  Restricted DST common stock issued under the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. The number of shares of restricted stock that have issued under the plan as of December 31, 2002 is 333,981.

*   Securities to be issued under the DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”). Information on the ESPP, which was approved by stockholders, is shown separately in Note 3.

[2]  These are the shares available for issuance in connection with the granting of options (incentive stock options and non-qualified stock options), reload options, stock appreciation rights, limited rights, performance shares, performance units, dividend equivalents, restricted stock, common stock, or any other right, interest or option relating to shares of the DST Systems, Inc. common stock granted pursuant to the provisions of DST’s 1995 Stock Option and Performance Award Plan.

[3]  December 31, 2002 was the purchase date of stock for ESPP plan year 2002; therefore, as of such date, no options were outstanding. The purchase price for the 2002 plan year was $30.22, and the total number of shares purchased on 12/31/02 was 300,289.

[4]  The number shown is the number available for issuance subsequent to the December 31, 2002 ESPP purchase date.

[5]   The references in this row are to the DST Systems, Inc. 1991 Stock Bonus Plan (“Anniversary Plan”). The Anniversary Plan provides for the awarding of shares of DST common stock to employees of the Company and its domestic subsidiaries and certain joint ventures in recognition of years of services rendered to the Company or its subsidiaries and joint ventures. Employees are awarded five shares for five years of services, ten shares for ten years of service and so forth in five-year increments through fifty years of service, with 275 being the maximum number of shares that may be issued to any one participant. The Anniversary Plan does not contain a maximum number of available shares. The number of shares that ultimately will issue depends on the number of employee participants who reach anniversaries while the plan is in effect. For anniversaries reached during 2002, 8,920 shares were issued, and the average grant price was $40.12.

Item 13.  Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading “The Board of Directors – Compensation Committee Interlocks and Insider Participation; Certain Business Relationships” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.  Controls and Procedures

Within 90 days prior to the filing of this annual report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(3) List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2. Plan of acquisition, reorganization, arrangement, liquidation or succession

2	The Company’s Agreement and Plan of Merger, dated September 2, 1998 by and among DST Systems, Inc., DST Acquisitions, Inc. and USCS International, Inc, which is attached as Exhibit 2 to the Company’s Registration Statement on Form S-4 dated November 20, 1998, (Registration File No. 333-67611) (“S-4”), is hereby incorporated by reference as Exhibit 2.

3. Articles of Incorporation and by-laws

3.1	The Company’s Amended Delaware Certificate of Incorporation, as restated (“Certificate”), which is attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the “IPO Registration Statement”), is hereby incorporated by reference as Exhibit 3.1.

3.1.1	The Company’s Certificate of Amendment dated May 9, 2000 of Certificate, which is attached as Exhibit 3.1 to the Company’s Form 10-Q dated May 15, 2000 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 3.1.1.

3.2	The Company’s Amended and Restated By-laws as adopted August 28, 1995 and amended and restated December 12, 2000, which are attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 3.2.

4. Instruments defining the rights of security holders, including indentures

4.1	The Registration Rights Agreement dated October 24, 1995, between Kansas City Southern (“KCS”; formerly Kansas City Southern Industries, Inc.) and the Company (“KCS Registration Rights Agreement”), which is attached as Exhibit 4.1 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1.

4.1.1	The First Amendment dated June 30, 1999 to the KCS Registration Rights Agreement, which amendment is attached as Exhibit 4.15.1 to the Company’s Form 10-Q dated August 13, 1999, is hereby incorporated by reference as Exhibit 4.1.1.

4.1.2	The Assignment, Consent and Acceptance dated August 11, 1999 pertaining to the KCS Registration Rights Agreement and among the Company, KCS, and Stilwell Financial, Inc. (now Janus Capital Group Inc.), which is attached as Exhibit 4.15.2 to the Company’s Form 10-Q dated August 13, 1999 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 4.1.2.

4.2	The Certificate of Designations dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.2.

4.3	The summary of the preferred stock purchase rights set forth in the Company’s Registration Statement on Form 8-A dated November 15, 1995 in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the “Form 8-A”) (Commission File No. 1-14036), and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust Company, as rights agent (“Rights Agreement”), which is attached as Exhibit 4.4 to the Company’s IPO Registration Statement, are hereby incorporated by reference as Exhibit 4.3.

4.3.1	The First Amendment dated as of July 9, 1998 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 1, dated July 30, 1998 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.3.1.

4.3.2	The Second Amendment dated as of September 10, 1999 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 2, dated September 27,

1999 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.3.2.

4.3.3	The Third Amendment dated as of September 25, 2001 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 3, dated November 26, 2001 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.3.3.

4.3.4	The Assignment, Acceptance and Consent dated as of November 7, 2001 and among the Company, State Street Bank and Trust Company, and EquiServe Trust Company, N.A., and pertaining to the Rights Agreement, which is attached as Exhibit 4.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.4.

4.4	The Registration Rights Agreement dated October 31, 1995, between the Company and UMB Bank, N.A. (“UMB”) as trustee of The Employee Stock Ownership Plan of DST Systems, Inc., which is attached as Exhibit 4.4 to the Company’s Annual Report for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

4.5	The description of the Company’s common stock, par value $0.01 per share, set forth in the Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), to the Company’s Registration Statement on Form 8-A dated October 30, 1995 in connection with the listing of the Company’s common stock on the New York Stock Exchange (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.5.

4.6	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1 are hereby incorporated by reference as Exhibit 4.6.

4.7	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.7.

4.8	The Affiliate Agreement with James C. Castle, dated October 28, 1998, which is attached as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.

4.9	The Affiliate Agreement with George L. Argyros, Sr., dated September 3, 1998, which is attached as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.9.

4.10	The Registration Rights Agreement with George L. Argyros, Sr., James C. Castle and certain other individuals dated December 21, 1998, which is attached as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.10.

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9.    Voting Trust Agreement

Not applicable.

10.    Material Contracts

10.1	The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance dated June 1, 1974 (“State Street Agreement”), which is attached as Exhibit 10.14 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.

10.1.1	The Amendment dated October 1, 1987 to the State Street Agreement, which amendment is attached as Exhibit 10.14.1 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.1.

10.1.2	The Amendment dated February 6, 1992 to the State Street Agreement, which amendment is attached as Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.2. Portions of this agreement are subject to confidential treatment.

10.2	The Agreement among the Company, Financial Holding Corporation, KCS and Argus Health Systems, Inc. dated June 30, 1989, which is attached as Exhibit 10.16 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.2.

10.3	The Stock Transfer Restriction and Option Agreement between the Company, Argus Health Systems, Inc. and Financial Holding Corporation dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.3.

10.4	The Company’s Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.

10.5	The Company’s Executive Incentive Plan as amended and restated as of February 26, 2002, which is attached as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.

10.6	The Company’s Supplemental Executive Retirement Plan effective January 1, 1999 as amended and restated as of May 14, 2002, which is attached as Exhibit 10.6 to the Company’s Form 10-Q dated August 14, 2002 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.

10.7	The Company’s Directors’ Deferred Fee Plan, amended and restated as of February 26, 2002, which is attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.

10.8	The Boston EquiServe, L.P. Deferred Compensation Plan, dated as of January 1, 1995, which is attached as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.

10.9	The form of Trust Agreement between the Company as settlor and UMB as Trustee dated December 31, 1987, with amendments through November 1, 1995 (“Officer Trust”), which is attached as Exhibit 10.20 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.9.

10.9.1	The Eighth Amendment dated December 31, 1998 to the Officer Trust, which amendment is attached as Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.1.

10.9.2	The Ninth Amendment dated December 11, 2001 to the Officer Trust which is attached as Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.2.

10.10	The Employment Agreement between the Company and Thomas A. McDonnell dated as of January 1, 2001, which is attached as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.

10.11	The Employment Agreement between the Company and Thomas A. McCullough dated as of January 1, 2001, which is attached as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.

10.12	The Employment Agreement between the Company and Charles W. Schellhorn, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.

10.13	The USCS International, Inc. 1996 Directors’ Stock Option Plan (the “USCS Directors’ Option Plan”) dated as of April 18, 1996, which is attached as Exhibit 10.5 to USCS International, Inc.‘s Registration Statement on Form S-1 (Registration No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.13. *

10.13.1	The First Amendment dated February 22, 1998, to the USCS Directors’ Option Plan, which amendment is attached as Exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated March 2, 1999 (Registration No. 333-73241), is hereby incorporated by reference as Exhibit 10.13.1. *

10.14	The USCS International, Inc. 1988 Incentive Stock Option Plan (“the 1988 USCS Option Plan”) dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14. *

10.14.1	The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.1. *

10.15	The USCS International, Inc. 1990 Stock Option Plan (“the 1990 USCS Option Plan”) dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15. *

10.15.1	The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.1. *

10.16	The USCS International, Inc. 1993 Incentive Stock Option Plan (“the 1993 USCS Option Plan”) dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit

4.8.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16. *

10.16.1	The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.1. *

10.17	The USCS International, Inc. 1996 Stock Option Plan (“the 1996 USCS Option Plan”) dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17. *

10.17.1	The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.1. *

10.17.2	The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.2. *

10.17.3	The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.3. *

10.18	The Company’s 1995 Stock Option and Performance Award Plan, amended and restated as of May 14, 2002, which is attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 15, 2002 (Registration No. 333-88288), is hereby incorporated by reference as Exhibit 10.18.

10.19	The Employment Agreement between the Company and J. Michael Winn, dated June 23, 1993, which is attached as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.

10.20	Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, among the Company, Fleet National Bank, BancBoston Services, Inc. and DST EquiServe, Inc., which is attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20. Portions of this agreement are subject to confidential treatment.

10.21	Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, among the Company, First Chicago Trust Company of New York, FCTC General, Inc. and DST EquiServe, Inc., which is attached as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21. Portions of this agreement are subject to confidential treatment.

* The agreements and the amendments thereto are included as exhibits only to the extent that they are incorporated into the option agreements assumed by the Company with its acquisition of USCS.

11.    Statement re computation of per share earnings

Not applicable.

12.    Statements re computation of ratios

Not applicable.

90 13. Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

16.    Letter re change in certifying accountant

Not applicable.

18.    Letter re change in accounting principles

Not applicable.

21.    Subsidiaries of the Company

The list of the Company’s significant subsidiaries is attached hereto as Exhibit 21.1.

22. Published report regarding matters submitted to vote of security holders

Not applicable.

23.    Consents of experts and counsel

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.

24.    Power of attorney

Not applicable.

99.    Additional exhibits

Not applicable.

(b) Reports on Form 8-K during the last calendar quarter

The Company furnished a Current Report on Form 8-K dated October 23, 2002, under Item 9 of such form, reporting the announcement of financial results for the quarter ended September 30, 2002.

The Company furnished a Current Report on Form 8-K dated November 14, 2002, under Items 7 and 9 of such form, reporting the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST SYSTEMS, INC.
	By:	/s/ Thomas A. McDonnell Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
Dated: February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2003.

/s/ A. Edward Allinson A. Edward Allinson Director	/s/ Thomas A. McDonnell Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
/s/ Michael G. Fitt Michael G. Fitt Director	/s/ Thomas A. McCullough Thomas A. McCullough Executive Vice President, Chief Operating Officer and Director
/s/ William C. Nelson William C. Nelson Director	/s/ Kenneth V. Hager Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ Travis E. Reed Travis E. Reed Director	/s/ Gregg Wm. Givens Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ M. Jeannine Strandjord M. Jeannine Strandjord Director

CERTIFICATIONS

        I, Thomas A. McDonnell, the Chief Executive Officer of DST Systems, Inc. (the “registrant”), certify that:

    1.        I have reviewed this annual report on Form 10-K of the registrant;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By: /s/ Thomas A. McDonnell
Thomas A. McDonnell
Chief Executive Officer

CERTIFICATIONS

        I, Kenneth V. Hager, the Chief Financial Officer of DST Systems, Inc. (the “registrant”), certify that:

    1.        I have reviewed this annual report on Form 10-K of the registrant;

    2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

    6.       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

By: /s/ Kenneth V. Hager
Kenneth V. Hager
Chief Financial Officer

DST Systems, Inc.,
2002 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants
_________________ 95