Form 10-Q
period 2003-03-31
DST SYSTEMS INC
filed 2003-05-15
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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
Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [ ]

Number of shares outstanding of the Company’s common stock as of April 30, 2003:
Common Stock $0.01 par value – 118,732,977

DST Systems, Inc.
Form 10-Q
March 31, 2003
Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Introductory Comments	3

	Condensed Consolidated Balance Sheet —
	March 31, 2003 and December 31, 2002	4

	Condensed Consolidated Statement of Income —
	Three months Ended March 31, 2003 and 2002	5

	Condensed Consolidated Statement of Cash Flows —
	Three months Ended March 31, 2003 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURE		28

CERTIFICATIONS		29-30

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
(dollars in millions, except per share amounts)
(unaudited)
	March 31,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 61.8	$ 92.3
Transfer agency investments	52.9	61.6
Accounts receivable	396.2	394.7
Other current assets	122.1	116.5
	633.0	665.1
Investments	1,018.8	1,137.5
Properties	555.3	524.7
Goodwill	259.7	259.8
Intangibles	129.0	130.1
Other assets	37.7	27.0
Total assets	$ 2,633.5	$ 2,744.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year	$ 28.4	$ 59.2
Transfer agency deposits	52.9	61.6
Accounts payable	101.5	96.3
Accrued compensation and benefits	68.5	96.9
Deferred revenues and gains	95.6	79.7
Other liabilities	140.9	152.8
	487.8	546.5
Long-term debt	413.9	379.5
Deferred income taxes	264.2	308.7
Other liabilities	90.3	87.5
	1,256.2	1,322.2
Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, $0.01 par; 300 million shares
authorized, 127.6 million shares issued	1.3	1.3
Additional paid-in capital	365.8	367.2
Retained earnings	1,220.6	1,169.2
Treasury stock (8.8 million and 8.0 million shares,
respectively), at cost	(349.6)	(326.6)
Accumulated other comprehensive income	139.2	210.9
Total stockholders' equity	1,377.3	1,422.0
Total liabilities and stockholders' equity	$ 2,633.5	$ 2,744.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002
Operating revenues	$431.7	$426.6
Out-of-pocket reimbursements	188.1	194.3

Total revenues	619.8	620.9

Costs and expenses	507.3	507.0
Depreciation and amortization	35.1	32.6

Income from operations	77.4	81.3

Interest expense	(3.4)	(2.8)
Other income, net	4.2	8.1
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	2.5

Income before income taxes	77.9	89.1
Income taxes	26.5	30.3

Net income	$51.4	$58.8

Average common shares outstanding	119.4	120.6
Diluted shares outstanding	120.9	122.6

Basic earnings per share	$0.43	$0.49
Diluted earnings per share	$0.43	$0.48

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Three Months
	Ended March 31,
	2003	2002
Cash flows -- operating activities:
Net income	$51.4	$58.8

Depreciation and amortization	35.1	32.6
Equity in (earnings) losses of unconsolidated affiliates	0.3	(2.5)
Net realized gain on investments	(0.1)	(3.7)
Deferred taxes	(0.7)	2.5
Changes in accounts receivable	0.5	(52.6)
Changes in other current assets	(7.5)	(3.6)
Changes in accounts payable and accrued liabilities	(7.5)	17.1
Changes in deferred revenues and gains	15.9	10.8
Changes in accrued compensation and benefits	(26.3)	(7.9)
Other, net	(4.0)	0.9
Total adjustments to net income	5.7	(6.4)
Net	57.1	52.4

Cash flows -- investing activities:
Proceeds from sale of investments	13.9	14.7
Investments and advances to unconsolidated affiliates	(4.2)
Investments in securities	(13.8)	(10.7)
Capital expenditures	(68.7)	(50.5)
Payment for purchase of subsidiaries, net of cash acquired		(5.5)
Other, net	0.8	1.0
Net	(72.0)	(51.0)

Cash flows -- financing activities:
Proceeds from issuance of common stock		8.4
Principal payments on long-term debt	(49.1)	(54.5)
Net increase in revolving credit facilities and notes payable	60.0	45.0
Common stock repurchased	(26.5)	(3.8)
Net	(15.6)	(4.9)

Net decrease in cash and cash equivalents	(30.5)	(3.5)
Cash and cash equivalents at beginning of period	92.3	84.4

Cash and cash equivalents at end of period	$61.8	$80.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. ("DST" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

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

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $1.4 million for the three months ended March 31, 2003 related to the restructuring provision for employee severances. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 582 employees have been separated from the Company as of March 31, 2003. The remaining employee severances of approximately $1.8 million are expected to be paid in 2003. Contract termination costs of approximately $3.4 million were paid in 2001 that related to facilities that were closed.

3. DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. The segment recorded costs associated with facility and other consolidations of $0.6 million for the three months ended March 31, 2003, consisting of facility closure and relocation costs of $0.3 million, asset impairments of $0.2 million and other costs of $0.1 million. Lease termination costs of $1.6 million are to be paid out over the remaining lease terms from 2003 to 2004. Approximately 330 employees have been separated from the Company as of March 31, 2003 and the remaining 125 employees are expected to be separated in 2003. The remaining employee severances to be paid out total approximately $2.3 million. Additional charges of $2 million to $3 million related to facility consolidations will be expensed when incurred, which the Company believes will be in 2003.

4. Investments

Investments are as follows (in millions):
	2003	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2003	2002
Available-for-sale securities:
State Street Corporation	4%	$ 404.6	$ 498.9
Computer Sciences Corporation	5%	281.0	297.4
Euronet Worldwide, Inc.	7%	15.1	14.2
Other available-for-sale securities		114.8	126.1
		815.5	936.6

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	71.3	69.3
International Financial Data Services, U.K.	50%	7.6	9.2
International Financial Data Services, Canada	50%	14.5	14.5
Other unconsolidated affiliates		81.2	77.4
		174.6	170.4

Other:
Net investment in leases		0.4	1.1
Other		28.3	29.4
		28.7	30.5
Total investments		$ 1,018.8	$ 1,137.5

Certain information related to the Company’s available-for-sale securities is as follows (in millions):
	March 31,	December 31,
	2003	2002

Cost	$ 587.0	$ 592.8
Gross unrealized gains	248.8	347.5
Gross unrealized losses	(20.3)	(3.7)
Market value	$ 815.5	$ 936.6

The Company recognized $4.3 million and $0.2 million of investment impairments for the three months ended March 31, 2003 and 2002, respectively. A decline in a security's net realizable value that is other than temporary is treated as a realized loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):
	For the Three Months
	Ended March 31,
	2003	2002

Boston Financial Data Services, Inc.	$ 2.0	$ 1.9
International Financial Data Services, U.K.	(2.3)	(0.2)
International Financial Data Services, Canada		0.2
Other		0.6
	$ (0.3)	$ 2.5

5. Goodwill and Intangibles

The following table summarizes intangible assets (in millions):
	March 31, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$ 135.0	$ 6.3	$ 134.5	$ 4.6
Other	0.3		0.2

Total	$ 135.3	$ 6.3	$ 134.7	$ 4.6

Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $1.9 million and $0.5 million, respectively. Annual amortization for intangible assets recorded as of March 31, 2003 is estimated at $7.5 million for each of the years 2003, 2004, 2005, 2006 and 2007.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2003, by segment (in millions):
	December 31,			March 31,
	2002	Acquisitions	Other	2003

Financial Services	$ 245.5	$	$ (0.1)	$ 245.4
Output Solutions	8.9			8.9
Customer Management	5.4			5.4

Total	$ 259.8	$	$ (0.1)	$ 259.7

6. Stockholders’ Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):
	For the Three Months
	Ended March 31,
	2003	2002

Net income	$ 51.4	$ 58.8

Average common shares outstanding	119.4	120.6
Incremental shares from assumed
conversions of stock options and
forward purchase agreements	1.5	2.0

Diluted potential common shares	120.9	122.6

Basic earnings per share	$ 0.43	$ 0.49
Diluted earnings per share	$ 0.43	$ 0.48

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following
(in millions):
	For the Three Months
	Ended March 31,
	2003	2002

Net income	$ 51.4	$ 58.8
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising
during the period	(117.0)	52.5
Less reclassification adjustments for net
(gains) losses included in net income	1.8	(1.3)
Foreign currency translation adjustments	(1.5)	(1.2)
Deferred income taxes	45.0	(19.9)
Other comprehensive income (loss)	(71.7)	30.1
Comprehensive income (loss)	$ (20.3)	$ 88.9

Stock-based compensation. The Company has stock-based compensation plans. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," pro forma disclosure in the table below.

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net income would have been reduced to the following pro forma amounts:

		For the Three Months
		Ended March 31,
		2003	2002

Net income (millions):	As reported	$ 51.4	$ 58.8

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of
related tax effects		(9.4)	(6.5)

Net Income	Pro forma	42.0	52.3

Basic earnings per share:	As reported	0.43	0.49
	Pro forma	0.35	0.43

Diluted earnings per share:	As reported	0.43	0.48
	Pro forma	0.35	0.43

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing fixed prices for future purchases of its stock. During 2002, the Company entered into two new forward purchase agreements, which expire in June 2003 and September 2003. The cost to settle the two outstanding agreements at March 31, 2003 would be approximately $114 million for approximately 3.4 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

7. Commitments and Contingencies

The Company has entered into an agreement to guarantee 100% of a $30 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner’s obligations under the agreement. At March 31, 2003, borrowings of $22.3 million were outstanding under this credit facility.

The Company has entered into an agreement to guarantee 50% of a $4.9 million construction loan of a 50% owned real estate joint venture, and to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.

The Company and State Street Corporation ("State Street") have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. ("IFDS U.K."), which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, Canada ("IFDS Canada") and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.6 million at March 31, 2003.

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

FIN 45 Disclosures

In addition to the guarantees entered into above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At March 31, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

8. Segment Information

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment. The Company evaluates the performance of its segments based on income before income taxes and interest expense, adjusted for certain items that are not necessarily ongoing in nature or have a high level of predictability associated with them or are non-operational in nature. Generally, these items include net gains (losses) associated with securities, restructuring costs and other similar items. Management believes the exclusion of these items provides a better basis for evaluating underlying business unit performance. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the segments is shown in the following tables (in millions):
	Three Months Ended March 31, 2003
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 251.1	$ 130.7	$ 46.2	$ 3.7	$	$ 431.7
Intersegment operating revenues	2.9	13.4		11.0	(27.3)
Out-of-pocket reimbursements	37.2	162.4	16.2	0.1	(27.8)	188.1
	291.2	306.5	62.4	14.8	(55.1)	619.8

Costs and expenses	213.8	288.1	51.6	8.9	(55.1)	507.3
Depreciation and amortization	21.6	8.8	1.7	3.0		35.1
Income from operations	55.8	9.6	9.1	2.9		77.4
Other income, net	1.8	2.5		(0.1)		4.2
Equity in earnings
(losses) of unconsolidated affiliates	(0.4)			0.1		(0.3)
Income before interest
and income taxes	$ 57.2	$ 12.1	$ 9.1	$ 2.9	$	$ 81.3

	Three Months Ended March 31, 2002
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 235.1	$ 138.7	$ 50.1	$ 2.7	$	$ 426.6
Intersegment operating revenues	2.1	15.9		10.3	(28.3)
Out-of-pocket reimbursements	45.3	157.1	15.5	0.1	(23.7)	194.3
	282.5	311.7	65.6	13.1	(52.0)	620.9

Costs and expenses	207.3	286.5	56.6	8.6	(52.0)	507.0
Depreciation and amortization	19.6	8.8	1.8	2.4		32.6
Income from operations	55.6	16.4	7.2	2.1		81.3
Other income, net	2.0	1.4		4.7		8.1
Equity in earnings
of unconsolidated affiliates	2.0			0.5		2.5

Income before interest
and income taxes	$ 59.6	$ 17.8	$ 7.2	$ 7.3	$	$ 91.9

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $3.4 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K/A dated March 17, 2003, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. Readers are strongly encouraged to obtain and consider the factors listed in the March 17, 2003 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company’s Current Report may be obtained, along with other reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, by contacting the SEC's Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

INTRODUCTION

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment.

Financial Services
The Financial Services segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. The segment also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs.

Output Solutions
The Output Solutions segment provides single source, integrated print and electronic communications solutions, including customized and personalized bill and statement processing services and electronic bill payment and presentment solutions.

Customer Management
The Customer Management segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite ("DBS"), wire-line and Internet Protocol ("IP") telephony, Internet and utility markets.

Investments and Other
The Investments and Other segment holds investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):
	Three months
	Ended March 31,
	2003	2002
Revenues
Operating revenues
Financial Services	$ 254.0	$ 237.2
Output Solutions	144.1	154.6
Customer Management	46.2	50.1
Investments and Other	14.7	13.0
Eliminations	(27.3)	(28.3)
	$ 431.7	$ 426.6
% change from prior year period	1.2%

Out-of-pocket reimbursements
Financial Services	$ 37.2	$ 45.3
Output Solutions	162.4	157.1
Customer Management	16.2	15.5
Investments and Other	0.1	0.1
Eliminations	(27.8)	(23.7)
	$ 188.1	$ 194.3
% change from prior year period	(3.2%)

Total revenues	$ 619.8	$ 620.9
% change from prior year period	(0.2%)

Income from operations
Financial Services	$ 55.8	$ 55.6
Output Solutions	9.6	16.4
Customer Management	9.1	7.2
Investments and Other	2.9	2.1
	77.4	81.3

Interest expense	(3.4)	(2.8)
Other income, net	4.2	8.1
Equity in earnings (losses) of unconsolidated
affiliates, net of income taxes	(0.3)	2.5
Income before income taxes	77.9	89.1
Income taxes	26.5	30.3
Net income	$ 51.4	$ 58.8

Basic earnings per share	$ 0.43	$ 0.49
Diluted earnings per share	$ 0.43	$ 0.48

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) for the three months ended March 31, 2003 decreased $1.1 million, a decrease of 0.2% over the comparable period in 2002. Consolidated operating revenues (excluding OOP reimbursements) for the quarter were $431.7 million, an increase of $5.1 or 1.2% over the prior year period. U.S. operating revenues for the three months ended March 31, 2003 were $393.5 million, an increase of 0.3% over the same period in 2002. International operating revenues for the three months ended March 31, 2003 were $38.2 million, an increase of 11.7% over the same period in 2002.

Financial Services segment total revenues for the three months ended March 31, 2003 increased $8.7 million or 3.1% over the same period in 2002. Financial Services operating revenues for the three months ended March 31, 2003 increased $16.8 million or 7.1% over the comparable period in 2002. U.S. Financial Services segment operating revenues for the three months ended March 31, 2003 increased $14.5 million or 6.7% over the same period in 2002. The increase in U.S. revenues resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line, LLC ("lock\line") revenues partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower corporate action revenues from lower levels of general market activity. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 85.1 million at March 31, 2003, an increase of 6.4% from the 80.0 million serviced at December 31, 2002 and an increase of 8.5% from the 78.4 million serviced at March 31, 2002. Financial Services segment operating revenues from international operations for the three months ended March 31, 2003 were $23.6 million, an increase of 10.8% over the same period in 2002. The changes are primarily from higher investment accounting and AWD maintenance, consulting and development revenues.

Output Solutions segment total revenues for the three months ended March 31, 2003 decreased $5.2 million or 1.7% over the same period in 2002. Output Solutions segment operating revenues for the quarter ended March 31, 2003 were $144.1 million, a decrease of $10.5 million or 6.8% from the comparable period in 2002. The revenue decline resulted from lower mutual fund, brokerage, transportation and telecommunication revenues due to lower volumes and changes in product mix. Output Solutions segment images produced for the three months ended March 31, 2003 increased 4.5% to 2.3 billion and items mailed decreased 5.5% to 447 million compared to the same period in 2002.

Customer Management segment total revenues for the three months ended March 31, 2003 decreased $3.2 million or 4.9% over the same period in 2002. Customer Management segment operating revenues for the quarter ended March 31, 2003 were $46.2 million, a decrease of $3.9 million or 7.8% over the same period in 2002, primarily from decreased equipment sales and decreased processing and software service revenues.

Investments and Other segment total revenues increased $1.7 million for the three months ended March 31, 2003, an increase of 13.0% as compared to the same period in 2002. Investments and Other segment operating revenues increased $1.7 million for the three months ended March 31, 2003, an increase of 13.1% as compared to the same period in 2002, primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three months ended March 31, 2003 decreased $3.9 million or 4.8% over the same period in 2002. U.S. income from operations for the three months ended March 31, 2003 was $69.8 million, a decrease of 5.2% over the same period in 2002. International income from operations for the three months ended March 31, 2003 was $7.6 million, a decrease of 1.3% compared to the same period in 2002.

Financial Services segment income from operations for the three months ended March 31, 2003 increased 0.4% or $0.2 million over the comparable prior year period to $55.8 million. The increase in income from operations resulted primarily from increased mutual fund shareowner servicing and the inclusion of lock\line, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower corporate action revenues from lower levels of general market activity.

Output Solutions segment income from operations for the three months ended March 31, 2003 decreased $6.8 million or 41.5% over the same period in 2002. The decrease in 2003 primarily related to lower revenues and costs associated with facility and other consolidations of $0.6 million. Estimated additional charges of $2 million to $3 million related to facility consolidations will be expensed when incurred. There may be material differences between these estimates and actual costs.

Customer Management segment income from operations totaled $9.1 million for the three months ended March 31, 2003, an increase of 26.4% over the comparable prior year period. The increase is primarily attributable to lower processing costs and equipment costs.

Investments and Other segment income from operations totaled $2.9 million for the three months ended March 31, 2003, as compared to $2.1 million for the three months ended March 31, 2002.

Interest expense

Interest expense totaled $3.4 million for the three months ended March 31, 2003, an increase from $2.8 million recorded in the comparable period in 2002. Average debt balances were higher in 2003 compared to 2002, primarily as a result of the lock\line acquisition and common stock repurchases.

Other income, net

Other income was $4.2 million for the three months ended March 31, 2003 compared to $8.1 million recorded in the prior year quarter. First quarter 2003 results include $4.1 million primarily related to interest and dividend income and $0.1 million in net gains on securities. First quarter 2002 results include $4.2 million of income primarily related to interest and dividend income and $3.9 million related primarily to net gains on securities.

Equity in earnings and losses of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates totaled $(0.3) million for the three months ended March 31, 2003 as compared to $2.5 million for the three months ended March 31, 2002. Increased earnings at Boston Financial Data Services resulted primarily from higher revenues from client additions offset by higher operating costs associated with client additions. International Financial Data Services, U.K. ("IFDS U.K.") results decreased primarily due to higher costs associated with new client conversion activity and higher occupancy costs related to a facilities move and consolidation partially offset by higher revenues from new client conversions. Accounts serviced by IFDS U.K. were 3.8 million at March 31, 2003, an increase of 0.3 million or 8.6% from year end 2002 levels and 0.6 million or 18.8% over March 31, 2002 levels, primarily from conversions of new clients. International Financial Data Services, Canada ("IFDS Canada") earnings decreased due to lower revenues from client funded development work and increased cost of operations.

Income taxes

The Company’s effective tax rate was 34.0% for the quarter ended March 31, 2003 and 2002. The 2003 and 2002 tax rates were affected by tax aspects of certain international operations and of state tax income apportionment rules.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services segment total revenues for the three months ended March 31, 2003 increased 3.1% over the same period in 2002 to $291.2 million. Financial Services segment operating revenues for the three months ended March 31, 2003 were $254.0 million, an increase of $16.8 million or 7.1% over the prior year period. U.S. Financial Services operating revenue increased 6.7% to $230.4 million for the three months ended March 31, 2003.

The increase in U.S. revenues resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line revenues partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower corporate action revenues from lower levels of general market activity. U.S. mutual fund servicing revenues for the three months ended March 31, 2003 increased 10.2% over the prior year period as U.S. mutual fund open shareowner accounts processed increased 8.5% from 78.4 million at March 31, 2002 to 85.1 million at March 31, 2003. During the quarter, approximately 5.5 million shareowner accounts were converted for the AIM Management Group.

Financial Services segment operating revenues from international operations for the three months ended March 31, 2003 increased 10.8% over the prior year period to $23.6 million. The changes are primarily from higher investment accounting and AWD maintenance, consulting and development revenues.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2003 increased 3.1% to $213.8 million over the comparable period in 2002. Personnel costs for the three months ended March 31, 2003 increased 13.4% over the comparable prior year period. Costs and expenses increased for the three month period, primarily from the acquisition of lock\line and increased system development and implementation costs partially offset by lower EquiServe costs associated with reduced demutualization activities.

Depreciation and amortization
Segment depreciation and amortization increased 10.2% or $2.0 million for the three months ended March 31, 2003 over the comparable period in 2002. The increase is primarily the result of the acquisition of lock\line.

Income from operations
Segment income from operations for the three months ended March 31, 2003 increased 0.4% to $55.8 million over the comparable prior year period. The increase in income from operations resulted primarily from increased mutual fund shareowner servicing and the inclusion of lock\line, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower corporate action revenues from lower levels of general market activity.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions segment total revenues for the three months ended March 31, 2003 decreased 1.7% to $306.5 million as compared to the same period in 2002. Output Solutions segment operating revenues for the three months ended March 31, 2003 decreased 6.8% to $144.1 million as compared to the same period in 2002. The revenue decline resulted from lower mutual fund, brokerage, transportation and telecommunications revenues due to lower volumes and changes in product mix.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2003 increased 0.6% to $288.1 million over the comparable period in 2002. The segment results include $0.6 million of costs in 2003 associated with previously announced facility and other consolidations. Personnel costs for the three months ended March 31, 2003 decreased 3.3% over the comparable prior year period.

Depreciation and amortization
Segment depreciation and amortization was $8.8 million for the three months ended March 31, 2003 and 2002.

Income from operations
Segment income from operations for the three months ended March 31, 2003 decreased $6.8 million or 41.5% over the same period in 2002. The decrease in 2003 primarily related to lower revenues and costs associated with facility and other consolidations of $0.6 million. Estimated additional charges of $2 million to $3 million related to facility consolidations will be expensed when incurred. There may be material differences between these estimates and actual costs.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management segment total revenues for the three months ended March 31, 2003 decreased 4.9% to $62.4 million as compared to the same period in 2002. Customer Management segment operating revenues for the three months ended March 31, 2003 were $46.2 million, a decrease of $3.9 million or 7.8% over the comparable period in 2002. Processing and software service revenues decreased to $45.3 million for the three months ended March 31, 2003 from $46.3 million for the three months ended March 31, 2002. Processing and software service revenues decreased primarily as a result of lower custom software revenues. Equipment sales decreased to $0.9 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002. Equipment sales decreased primarily from a significant hardware sale recorded in the first quarter 2002. Total cable and satellite subscribers serviced were 41.4 million at March 31, 2003, an increase of 0.7% compared to year end 2002 levels, principally from a net increase in U.S. satellite and international cable subscribers serviced.

As previously disclosed, Charter Communications Inc. ("Charter") plans to discontinue its processing agreement. At March 31, 2003, approximately 3.2 million Charter subscribers were serviced. In addition, a customer has notified the Company that it intends to reduce the number of cable subscribers serviced by 1.4 million over the next six months.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2003 decreased $5.0 million or 8.8% compared to the same period in 2002, primarily attributable to lower processing costs and equipment costs.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2003 decreased 5.6% to $1.7 million compared to the same period in 2002. The decrease is primarily from lower capitalized software amortization.

Income from operations
Customer Management segment income from operations for the three months ended March 31, 2003 increased $1.9 million or 26.4% compared to the prior year period. The increases are primarily attributable to lower processing costs and equipment costs.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other segment total revenues were $14.8 million for the three months ended March 31, 2003, an increase of $1.7 million as compared to the prior year period. Investments and Other segment operating revenues were $14.7 million for the three months ended March 31, 2003, an increase of $1.7 million as compared to the prior year period. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses increased $0.3 million for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 primarily as a result of additional real estate activities.

Depreciation and amortization
Segment depreciation and amortization increased $0.6 million for the three months ended March 31, 2003, respectively, over the same period in 2002.

Income from operations
The segment’s income from operations totaled $2.9 million for the three months ended March 31, 2003 as compared to $2.1 million for the three months ended March 31, 2002. The increase is primarily attributable to increased real estate leasing activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $57.1 million for the three months ended March 31, 2003. Operating cash flows for the three months ended March 31, 2003 primarily resulted from net income of $51.4 million, depreciation and amortization of $35.1 million partially offset by decreases in accrued compensation and benefits of $26.3 million.

Cash flows used in investing activities totaled $72.0 million for the three months ended March 31, 2003. The Company expended $68.7 million during the three months ended March 31, 2003 for capital additions, of which $37.4 million related to the Financial Services, Output Solutions and Customer Management segments and $31.3 million related to the Investments and Other segment, which primarily related to acquisitions of buildings and building improvements. The Company made $13.8 million of investments in available-for-sale securities and expended $4.2 million for advances to affiliates and other investments. During the three months ended March 31, 2003, the Company received $11.1 million from the sale and maturities of investments in available-for-sale securities and $2.8 million primarily from the sale of other investments.

Cash flows used in financing activities totaled $15.6 million for the three months ended March 31, 2003. For the three months ended March 31, 2003, the Company repurchased $26.5 million of common stock. Net borrowings totaled $60.0 million for the three months ended March 31, 2003 on the Company’s $315 million revolving credit facility and there was $250.0 million outstanding at March 31, 2003. Net payments under the Company’s 364-day $50 million line of credit totaled $5.6 million for the three months ended March 31, 2003, bringing total net borrowings under this facility to $42.9 million at March 31, 2003.

On August 2, 2002, the Company acquired lock\line, LLC ("lock\line") for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. The lock\line acquisition was accounted for as a purchase and the results of lock\line’s operations were included in the Company’s 2002 consolidated financial statements. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company’s $315 million syndicated line of credit and a $100 million term bridge loan, which expired on December 30, 2002, and had essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

On March 30, 2001, the Company completed the acquisition of a 75% interest in EquiServe, Inc. ("EquiServe") by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, the Company completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One.

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The third installments of $50.8 million were paid on March 7, 2003. The remaining minimum installments, which are approximately $21.6 million (discounted to $18.9 million for accounting purposes) are payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The aggregate minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. Based upon management’s current expectations, the Company expects to pay approximately $52 million, of which approximately $30 million will be considered contingent consideration.

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

During the first quarter ended March 31, 2003, the Company purchased 0.9 million shares of its common stock under previously announced share repurchase programs for $26.5 million. The purchase of the shares was financed from cash flow from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At March 31, 2003, the Company had 5.3 million shares remaining to be purchased under these programs and had purchased 16.8 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing fixed prices for future purchases of its stock. During 2002, the Company entered into two new forward purchase agreements, which expire in June 2003 and September 2003. The cost to settle the two outstanding agreements at March 31, 2003 would be approximately $114 million for approximately 3.4 million shares of common stock. The agreements allow the Company to elect net cash or net share settlement in lieu of physical settlement of the shares.

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

FIN 45 Disclosures

The Company has guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At March 31, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

OTHER

Comprehensive income (loss). The Company’s comprehensive income (loss) totaled $(20.3) million for the three months ended March 31, 2003, compared to $88.9 million for the comparable period in 2002. Comprehensive income (loss) consists of net income of $51.4 million and other comprehensive loss of $71.7 million for the three months ended March 31, 2003 and net income of $58.8 million and other comprehensive income of $30.1 million for the three months ended March 31, 2002. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments. At March 31, 2003, the Company’s available-for-sale securities had unrealized losses of $20.3 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at March 31, 2003 are other than temporary.

The Company recognized $4.3 million and $0.2 million of investment impairments for the three months ended March 31, 2003 and 2002, respectively. A decline in a security's net realizable value that is other than temporary is treated as a loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company's wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company's other business segments and its affiliates. As described in Liquidity and Capital Resources, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities. The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company's historical accounting for these relationships.

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

Available-for-sale equity price risk
The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of March 31, 2003 was approximately $816 million. The impact of a 10% change in fair value of these investments would be approximately $49.7 million to comprehensive income. As discussed under "Comprehensive income (loss)" above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At March 31, 2003, there was approximately $1.2 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.1 million of net income.

At March 31, 2003, the Company had $442.3 million of debt, of which $399.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

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

Item 4. Controls and Procedures

Within 90 days prior to the filing of this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2004, the Corporate Secretary of DST must receive such proposal on or before November 28, 2003, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5. Other Information

The following table presents operating data for the Company’s operating business segments:
	March 31,	December 31,
	2003	2002

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.	85.1	80.0
International
United Kingdom (1)	3.8	3.5
Canada (2)	2.7	2.5

Security transfer accounts processed (millions)	25.0	25.7

TRAC participants (millions)	3.2	2.8
lock\line supported consumers (millions)	16.3	16.4

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	32.8	32.6
International	8.6	8.5

	For the Three Months
	Ended March 31,
	2003	2002
Output Solutions Operating Data
Images produced (millions)	2,289	2,162
Items mailed (millions)	447	473

(1) Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.

(2) Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

  3.2 The Company's By-laws as amended and restated May 13, 2003
99.1 Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
99.2 Certification of Kenneth V. Hager, Chief Financial Officer of Registrant

(b)     Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated January 28, 2003, under Item 9 of such form, reporting the announcement of financial results for the quarter and year ended December 31, 2002.

The Company filed under Item 5 of Form 8-K, the Company's Form 8-K/A dated March 17, 2003 amending and restating its Form 8-K dated March 15, 1996 (amended and restated April 13, 1998, August 4, 1998, March 25, 1999 and March 19, 2002) setting forth certain cautionary statements identifying important factors that either individually or in combination with other factors could cause the Company's actual operating results to differ materially from those projected in forward-looking statements, whether oral or written, concerning the Company and made by, or on behalf of, the Company.

The Company furnished a Current Report on Form 8-K dated March 19, 2003, under Items 7 and 9 of such form, reporting the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 15, 2003.

DST Systems, Inc.

/s/ Kenneth V. Hager _
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CERTIFICATIONS

I, Thomas A. McDonnell, the Chief Executive Officer of DST Systems, Inc. (the "registrant"), certify that:

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
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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

Date: May 15, 2003

By: /s/ Thomas A. McDonnell
Thomas A. McDonnell
Chief Executive Officer

CERTIFICATIONS

I, Kenneth V. Hager, the Chief Financial Officer of DST Systems, Inc. (the "registrant"), certify that:

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
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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

Date: May 15, 2003

By: /s/ Kenneth V. Hager
Kenneth V. Hager
Chief Financial Officer