Form 10-Q
period 2003-06-30
DST SYSTEMS INC
filed 2003-08-04
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

           Number of shares outstanding of the Company's common stock as of July 31, 2003:
                   Common Stock $0.01 par value - 115,671,587

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2003
                                Table of Contents

                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Introductory Comments                                           3

           Condensed Consolidated Balance Sheet -
           June 30, 2003 and December 31, 2002                             4

           Condensed Consolidated Statement of Income -
           Three and Six months Ended June 30, 2003 and 2002               5

           Condensed Consolidated Statement of Cash Flows -
           Six months Ended June 30, 2003 and 2002                         6

           Notes to Condensed Consolidated Financial Statements          7-15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    16-26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk   26-27

Item 4.    Controls and Procedures                                         27

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               28

Item 2.    Changes in Securities and Use of Proceeds                       28

Item 3.    Defaults Upon Senior Securities                                 28

Item 4.    Submission of Matters to a Vote of Security Holders             28

Item 5.    Other Information                                               29

Item 6.    Exhibits and Reports on Form 8-K                                30

SIGNATURE                                                                  30

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries and affiliates or of vendors to the Company.

                                DST Systems, Inc.
                                    Form 10-Q
                                  June 30, 2003

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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

                                DST Systems, Inc.
                   Condensed Consolidated Balance Sheet
              (dollars in millions, except per share amounts)
                                   (unaudited)
                                                    June 30,    December 31,
                                                     2003          2002
                                                   ----------   -----------
 ASSETS
 Current assets
    Cash and cash equivalents                      $    72.6     $    92.3
    Transfer agency investments                         59.3          61.6
    Accounts receivable                                405.4         394.7
    Other current assets                               119.1         116.5
                                                   ----------   -----------
                                                       656.4         665.1
 Investments                                         1,191.9       1,137.5
 Properties                                            588.4         524.7
 Goodwill                                              261.2         259.8
 Intangibles                                           128.3         130.1
 Other assets                                           34.2          27.0
                                                   ----------   -----------
      Total assets                                 $ 2,860.4     $ 2,744.2
                                                   ==========   ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
    Debt due within one year                       $   126.4     $    59.2
    Transfer agency deposits                            59.3          61.6
    Accounts payable                                   119.3          96.3
    Accrued compensation and benefits                   92.7          96.9
    Deferred revenues and gains                         94.4          79.7
    Other liabilities                                  109.6         152.8
                                                   ----------   -----------
                                                       601.7         546.5
 Long-term debt                                        408.2         379.5
 Deferred income taxes                                 330.8         308.7
 Other liabilities                                      93.8          87.5
                                                   ----------   -----------
                                                     1,434.5       1,322.2
                                                   ----------   -----------
 Commitments and contingencies (Note 7)
                                                   ----------   -----------

 Stockholders' equity
    Common stock, $0.01 par; 300 million shares
      authorized, 127.6 million shares issued            1.3           1.3
    Additional paid-in capital                         362.8         367.2
    Retained earnings                                1,273.6       1,169.2
    Treasury stock (12.0 million and 8.0 million
      shares, respectively), at cost                  (458.3)       (326.6)
    Accumulated other comprehensive income             246.5         210.9
                                                   ----------   -----------
      Total stockholders' equity                     1,425.9       1,422.0
                                                   ----------   -----------
      Total liabilities and stockholders' equity   $ 2,860.4     $ 2,744.2
                                                   ==========   ===========

   The accompanying notes are an integral part of these financial statements.



                                DST Systems, Inc.
                   Condensed Consolidated Statement of Income
                     (in millions, except per share amounts)
                                   (unaudited)

                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                              2003              2002              2003             2002
                                                         ----------------  ----------------   --------------  ---------------
Operating revenues                                        $        431.0    $        402.9     $      862.7    $       829.5
Out-of-pocket reimbursements                                       186.0             177.4            374.1            371.7
                                                         ----------------  ----------------   --------------  ---------------

Total revenues                                                     617.0             580.3          1,236.8          1,201.2

Costs and expenses                                                 506.6             475.4          1,013.9            982.4
Depreciation and amortization                                       36.6              33.6             71.7             66.2
                                                         ----------------  ----------------   --------------  ---------------

Income from operations                                              73.8              71.3            151.2            152.6

Interest expense                                                    (3.1)             (2.9)            (6.5)            (5.7)
Other income, net                                                    5.9              10.4             10.1             18.5
Equity in earnings of unconsolidated affiliates                      3.7               2.6              3.4              5.1
                                                         ----------------  ----------------   --------------  ---------------

Income before income taxes                                          80.3              81.4            158.2            170.5
Income taxes                                                        27.3              27.7             53.8             58.0
                                                         ----------------  ----------------   --------------  ---------------

Net income                                                $         53.0    $         53.7     $      104.4    $       112.5
                                                         ================  ================   ==============  ===============

Average common shares outstanding                                  118.7             120.2            119.0            120.4
Diluted shares outstanding                                         119.6             122.1            120.2            122.4

Basic earnings per share                                  $         0.45    $         0.45     $       0.88    $        0.93
Diluted earnings per share                                $         0.44    $         0.44     $       0.87    $        0.92



   The accompanying notes are an integral part of these financial statements.


                                DST Systems, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (in millions)
                                   (unaudited)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                   2003                2002
                                                                              ----------------    ----------------
Cash flows -- operating activities:
Net income                                                                     $        104.4      $        112.5
                                                                              ----------------    ----------------

     Depreciation and amortization                                                       71.7                66.2
     Equity in earnings of unconsolidated affiliates                                     (3.4)               (5.1)
     Net realized gain on investments                                                    (2.0)               (7.4)
     Deferred taxes                                                                      (2.3)                6.7
     Changes in accounts receivable                                                     (10.0)               (9.4)
     Changes in other current assets                                                     (5.5)               (0.7)
     Changes in accounts payable and accrued liabilities                                (19.4)                1.6
     Changes in deferred revenues and gains                                              14.7                 3.1
     Changes in accrued compensation and benefits                                        (2.0)                5.3
     Other, net                                                                           2.1                 6.1
                                                                              ----------------    ----------------
Total adjustments to net income                                                          43.9                66.4
                                                                              ----------------    ----------------
     Net                                                                                148.3               178.9
                                                                              ----------------    ----------------

Cash flows -- investing activities:
Proceeds from sale of investments                                                        22.5                30.0
Investments and advances to unconsolidated affiliates                                    (6.6)              (18.6)
Investments in securities                                                               (20.8)              (27.2)
Capital expenditures                                                                   (130.0)             (123.2)
Payment for purchase of subsidiaries, net of cash acquired                               (2.8)               (5.5)
Other, net                                                                                1.1                 2.3
                                                                              ----------------    ----------------
     Net                                                                               (136.6)             (142.2)
                                                                              ----------------    ----------------

Cash flows -- financing activities:
Proceeds from issuance of common stock                                                    2.5                16.7
Principal payments on long-term debt                                                    (53.1)              (55.1)
Net increase in revolving credit facilities and notes payable                           161.5                48.9
Common stock repurchased                                                               (142.3)              (69.6)
                                                                              ----------------    ----------------
     Net                                                                                (31.4)              (59.1)
                                                                              ----------------    ----------------

Net decrease in cash and cash equivalents                                               (19.7)              (22.4)
Cash and cash equivalents at beginning of period                                         92.3                84.4
                                                                              ----------------    ----------------

Cash and cash equivalents at end of period                                     $         72.6      $         62.0
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2003 and December 31, 2002, and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

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

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $0.7 million and $2.0 million for the three and six months ended June 30, 2003, respectively, related to the restructuring provision for employee severances. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 608 employees have been separated from the Company as of June 30, 2003. The remaining employee severances of approximately $1.1 million are expected to be paid in 2003. The restructuring provision will be utilized as such severance payments are made. Contract termination costs of approximately $3.4 million were paid in 2001 that related to facilities that were closed.

3.  DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. Lease termination costs of $1.6 million, which were accrued during 2002, are to be paid out over the remaining lease terms from 2003 to 2004. Approximately 388 employees have been separated from the Company as of June 30, 2003 and approximately a remaining 65 employees are expected to be separated in 2003. The remaining employee severances to be paid out, which were accrued during 2002, total approximately $1.7 million. The restructuring provision will be utilized as such severance payments are made. The segment recorded costs associated with facility and other consolidations of $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2003, consisting of facility closure and relocation costs of $0.8 million, asset impairments of $0.3 million and other costs of $0.4 million for the six months ended June 30, 2003. Additional charges of $1 million to $2 million related to facility consolidations will be expensed when incurred, which the Company believes will be in 2003.

4.  Investments

Investments are as follows (in millions):



                                                                                       Carrying Value
                                                             2003            -----------------------------------
                                                           Ownership            June 30,         December 31,
                                                          Percentage              2003               2002
                                                      --------------------   ----------------   ----------------
Available-for-sale securities:
     State Street Corporation                                 4%              $        504.0     $        498.9
     Computer Sciences Corporation                            5%                       329.1              297.4
     Euronet Worldwide, Inc.                                  7%                        20.3               14.2
     Other available-for-sale securities                                               128.6              126.1
                                                                             ----------------   ----------------
                                                                                       982.0              936.6
                                                                             ----------------   ----------------

Unconsolidated affiliates:
     Boston Financial Data Services, Inc.                     50%                       73.5               69.3
     International Financial Data Services, U.K.              50%                        8.0                9.2
     International Financial Data Services, Canada            50%                       14.8               14.5
     Other unconsolidated affiliates                                                    83.0               77.4
                                                                             ----------------   ----------------
                                                                                       179.3              170.4
                                                                             ----------------   ----------------

Other:
     Net investment in leases                                                                               1.1
     Other                                                                              30.6               29.4
                                                                             ----------------   ----------------
                                                                                        30.6               30.5
                                                                             ----------------   ----------------
Total investments                                                             $      1,191.9     $      1,137.5
                                                                             ================   ================


Certain information related to the Company's available-for-sale securities is as follows (in millions):

                                       June 30,         December 31,
                                         2003               2002
                                  -----------------  -----------------

Cost                               $         584.0    $         592.8
Gross unrealized gains                       398.8              347.5
Gross unrealized losses                       (0.8)              (3.7)
                                  -----------------  -----------------
Market value                       $         982.0    $         936.6
                                  =================  =================

The Company recognized investment impairments of $1.6 million and $5.8 million for the three and six months ended June 30, 2003, respectively, and $0.2 million for the six months ended June 30, 2002. The Company did not recognize investment impairments for the three months ended June 30, 2002. A decline in a security's net realizable value that is other than temporary is treated as a realized loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):



                                                              For the Three Months               For the Six Months
                                                                 Ended June 30,                    Ended June 30,
                                                             2003             2002             2003             2002
                                                         --------------   --------------   --------------  ---------------
Boston Financial Data Services, Inc.                      $        2.2     $        1.8     $        4.2    $         3.7
International Financial Data Services, U.K.                        0.1             (0.1)            (2.2)            (0.3)
International Financial Data Services, Canada                      0.3              0.5              0.3              0.7
Other                                                              1.1              0.4              1.1              1.0
                                                         --------------   --------------   --------------  ---------------
                                                          $        3.7     $        2.6     $        3.4    $         5.1
                                                         ==============   ==============   ==============  ===============

5.  Goodwill and Intangibles

The following table summarizes intangible assets (in millions):



                                                June 30, 2003                        December 31, 2002
                                      ----------------------------------    ------------------------------------
                                        Gross Carrying    Accumulated         Gross Carrying    Accumulated
                                          Amount          Amortization           Amount         Amortization
                                      ----------------   ---------------    -----------------  ---------------
Amortized intangible assets:
  Customer relationships               $        136.0     $         8.0      $         134.5    $         4.6
  Other                                           0.3                                    0.2
                                      ----------------   ---------------    -----------------  ---------------

Total                                  $        136.3     $         8.0      $         134.7    $         4.6
                                      ================   ===============    =================  ===============


Amortization of intangible assets for the three and six months ended June 30, 2003 was $1.9 million and $3.8 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2002 was $0.4 million and $0.9 million, respectively. Annual amortization for intangible assets recorded as of June 30, 2003 is estimated at $7.6 million for 2003 and $7.7 million for each of the years 2004, 2005, 2006 and 2007.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2003, by segment (in millions):



                                        December 31,                                            June 30,
                                           2002           Acquisitions          Other             2003
                                      ---------------   ----------------  ----------------  ----------------
Financial Services                     $       245.5     $          2.0    $         (0.7)   $        246.8
Output Solutions                                 8.9                                  0.1               9.0
Customer Management                              5.4                                                    5.4
                                      ---------------   ----------------  ----------------  ----------------

Total                                  $       259.8     $          2.0    $         (0.6)    $        261.2
                                      ===============   ================  ================  ================


6.  Stockholders' Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):



                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                         2003             2002             2003            2002
                                                    ---------------  ---------------  ---------------  --------------
Net income                                           $        53.0    $        53.7    $       104.4    $      112.5
                                                    ===============  ===============  ===============  ==============

Average common shares outstanding                            118.7            120.2            119.0           120.4
Incremental shares from assumed
  conversions of stock options and
  forward purchase agreements                                  0.9              1.9              1.2             2.0
                                                    ---------------  ---------------  ---------------  --------------

Diluted potential common shares                              119.6            122.1            120.2           122.4
                                                    ===============  ===============  ===============  ==============

Basic earnings per share                             $        0.45    $        0.45     $       0.88    $       0.93
Diluted earnings per share                           $        0.44    $        0.44     $       0.87    $       0.92


Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in millions):



                                                            For the Three Months                 For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                             2003            2002              2003            2002
                                                        --------------  -------------     --------------  --------------
Net income                                               $       53.0    $      53.7       $      104.4    $      112.5
                                                        --------------  -------------     --------------  --------------
Other comprehensive income (loss):
  Unrealized gains (losses) on investments:
    Unrealized holding gains (losses) arising
      during the period                                         170.1         (169.9)              53.1          (117.3)
    Less reclassification adjustments for net
      (gains) losses included in net income                      (0.7)          (3.6)               1.1            (5.0)
  Foreign currency translation adjustments                        4.1            5.9                2.6             4.8
  Deferred income taxes                                         (66.2)          67.8              (21.2)           47.8
                                                        --------------  -------------     --------------  --------------
  Other comprehensive income (loss)                             107.3          (99.8)              35.6           (69.7)
                                                        --------------  -------------     --------------  --------------
Comprehensive income (loss)                              $      160.3    $     (46.1)      $      140.0    $       42.8
                                                        ==============  =============     ==============  ==============



Stock-based compensation. The Company has stock-based compensation plans. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," pro forma disclosure in the table below.

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock-based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net income would have been reduced to the following pro forma amounts:


                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                               2003              2002              2003              2002
                                                          --------------    --------------    --------------   ---------------

Net income (millions):                   As reported       $       53.0      $       53.7      $      104.4     $       112.5

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards, net of
related tax effects                                                (8.1)             (7.5)            (17.5)            (14.0)

Net Income                               Pro forma                 44.9              46.2              86.9              98.5

Basic earnings per share:                As reported       $       0.45      $       0.45      $       0.88     $        0.93
                                         Pro forma         $       0.38      $       0.38      $       0.73     $        0.82

Diluted earnings per share:              As reported       $       0.44      $       0.44      $       0.87     $        0.92
                                         Pro forma         $       0.38      $       0.38      $       0.72     $        0.81



The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

7.  Commitments and Contingencies

The Company has entered into an agreement to guarantee 100% of a $30 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner's obligations under the agreement. At June 30, 2003, borrowings of $23.8 million were outstanding under this credit facility.

The Company has entered into an agreement to guarantee 50% of a $2.1 million construction loan of a 50% owned real estate joint venture, and to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.

The Company and State Street Corporation ("State Street") have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. ("IFDS U.K."), which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, Canada ("IFDS Canada") and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.6 million at June 30, 2003.

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

FIN 45 Disclosures

In addition to the guarantees entered into above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company's liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company's liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company's liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company's use of the vendor's product or the services of the vendor or consultant.

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer's reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

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

In connection with the acquisition or disposition of real estate by the Company, the Company has entered into real estate contracts containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective contract, but which are generally described as follows: (i) in connection with acquisitions by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller arising from the Company's on-site inspections, tests and investigations of the subject property made by the Company as part of its due diligence and against third party claims relating to the operations on the subject property after the closing of the transaction, and (ii) in connection with dispositions by the Company, the Company has agreed to indemnify the buyer for damages incurred by the buyer due to the buyer's reliance on representations and warranties relating to the subject property made by the Company in the real estate contract if such representations or warranties were untrue when made and against third party claims relating to operations on the subject property prior to the closing of the transaction.

In connection with the leasing of real estate by the Company, as landlord and as tenant, the Company has entered into occupancy leases containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective lease, but which are generally described as follows: (i) in connection with leases in which the Company is the tenant, the Company has agreed to indemnify the landlord against third party claims relating to the Company's occupancy of the subject property, including claims arising from loss of life, bodily injury and/or damage to property thereon, and (ii) in connection with leases in which the Company is the landlord, the Company has agreed to indemnify the tenant against third party claims to the extent occasioned wholly or in part by any negligent act or omission of the Company or arising from loss of life, bodily injury and/or damage to property in or upon any of the common areas or other areas under the Company's control.

Pursuant to the charter of the Company, the Company is obligated to indemnify the officers and directors of the Company to the maximum extent authorized by Delaware law. Pursuant to resolutions of the Company's Board of Directors, the Company is obligated to indemnify its employees who are certified and/or licensed accountants and attorneys in connection with professional services they provide to the Company. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At June 30, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

8.  Segment Information

The Company has several operating business units that offer sophisticated information processing and software services and products. These business units are reported as three operating segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other segment. The Company evaluates the performance of its segments based on income before income taxes and interest expense, adjusted for certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational in nature. Generally, these items include net gains (losses) associated with securities, restructuring costs and other similar items. Management believes the exclusion of these items provides a better basis for evaluating underlying business unit performance. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the segments is shown in the following tables (in millions):



                                                                      Three Months Ended June 30, 2003
                                          -----------------------------------------------------------------------------------------
                                           Financial        Output        Customer     Investments/                  Consolidated
                                            Services      Solutions       Management      Other        Eliminations      Total
                                          -------------  -------------  -------------  -------------  --------------  -------------
Operating revenues                         $     261.8    $     122.3     $     43.7     $      3.2    $               $     431.0
Intersegment operating revenues                    1.6           12.6                          11.6           (25.8)
Out-of-pocket reimbursements                      39.3          151.5           15.9            0.1           (20.8)         186.0
                                          -------------  -------------  -------------  -------------  --------------  -------------
                                                 302.7          286.4           59.6           14.9           (46.6)         617.0

Costs and expenses                               220.0          272.0           51.5            9.7           (46.6)         506.6
Depreciation and amortization                     23.1            8.8            1.6            3.1                           36.6
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income from operations                            59.6            5.6            6.5            2.1                           73.8
Other income, net                                  1.0            2.0                           2.9                            5.9
Equity in earnings of
     unconsolidated affiliates                     3.4                                          0.3                            3.7
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income before interest
     and income taxes                      $      64.0    $       7.6    $       6.5    $       5.3    $               $      83.4
                                          =============  =============  =============  =============  ==============  =============

                                                                      Three Months Ended June 30, 2002
                                          -----------------------------------------------------------------------------------------
                                           Financial        Output        Customer      Investments/                  Consolidated
                                            Services      Solutions       Management      Other        Eliminations      Total
                                          -------------  -------------  -------------  -------------  --------------  -------------

Operating revenues                         $     230.7    $     127.7    $      41.8    $       2.7    $               $     402.9
Intersegment operating revenues                    2.2           16.0                          11.3           (29.5)
Out-of-pocket reimbursements                      39.7          143.7           14.9            0.2           (21.1)         177.4
                                          -------------  -------------  -------------  -------------  --------------  -------------
                                                 272.6          287.4           56.7           14.2           (50.6)         580.3

Costs and expenses                               190.1          274.3           52.8            8.8           (50.6)         475.4
Depreciation and amortization                     19.4            9.4            1.9            2.9                           33.6
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income from operations                            63.1            3.7            2.0            2.5                           71.3
Other income, net                                  2.1            2.3                           6.0                           10.4
Equity in earnings of
     unconsolidated affiliates                     1.9                                          0.7                            2.6
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income before interest
     and income taxes                      $      67.1    $       6.0     $      2.0    $       9.2    $               $      84.3
                                          =============  =============  =============  =============  ==============  =============




                                                                       Six Months Ended June 30, 2003
                                          -----------------------------------------------------------------------------------------
                                           Financial        Output        Customer     Investments/                  Consolidated
                                            Services      Solutions       Management      Other        Eliminations      Total
                                          -------------  -------------  -------------  -------------  -------------  --------------
Operating revenues                         $     513.2    $     253.1    $      89.9    $       6.5    $              $      862.7
Intersegment operating revenues                    4.2           25.9                          23.0           (53.1)
Out-of-pocket reimbursements                      76.5          313.9           32.1            0.2           (48.6)         374.1
                                          -------------  -------------  -------------  -------------  --------------  -------------
                                                 593.9          592.9          122.0           29.7          (101.7)       1,236.8

Costs and expenses                               433.8          560.1          103.1           18.6          (101.7)       1,013.9
Depreciation and amortization                     44.7           17.6            3.3            6.1                           71.7
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income from operations                           115.4           15.2           15.6            5.0                          151.2
Other income, net                                  2.8            4.5                           2.8                           10.1
Equity in earnings of
     unconsolidated affiliates                     3.0                                          0.4                            3.4
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income before interest
     and income taxes                      $     121.2    $      19.7    $      15.6    $       8.2    $               $     164.7
                                          =============  =============  =============  =============  ==============  =============

                                                                       Six Months Ended June 30, 2002
                                          -----------------------------------------------------------------------------------------
                                           Financial        Output        Customer     Investments/                  Consolidated
                                            Services      Solutions       Management      Other        Eliminations      Total
                                          -------------  -------------  -------------  -------------  --------------  -------------

Operating revenues                         $     465.8    $     266.5    $      91.9    $       5.3    $               $     829.5
Intersegment operating revenues                    4.3           31.8                          21.7           (57.8)
Out-of-pocket reimbursements                      85.0          300.8           30.4            0.3           (44.8)         371.7
                                          -------------  -------------  -------------  -------------  --------------  -------------
                                                 555.1          599.1          122.3           27.3          (102.6)       1,201.2

Costs and expenses                               397.4          560.8          109.4           17.4          (102.6)         982.4
Depreciation and amortization                     39.0           18.2            3.7            5.3                           66.2
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income from operations                           118.7           20.1            9.2            4.6                          152.6
Other income, net                                  4.1            3.7                          10.7                           18.5
Equity in earnings of
     unconsolidated affiliates                     3.9                                          1.2                            5.1
                                          -------------  -------------  -------------  -------------  --------------  -------------

Income before interest
     and income taxes                      $     126.7    $      23.8    $       9.2    $      16.5    $               $     176.2
                                          =============  =============  =============  =============  ==============  =============


The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $3.1 million and $6.5 million for the three and six months ended June 30, 2003, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2002, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's amended Current Report on Form 8-K/A dated March 17, 2003, which is hereby incorporated by reference. This report has been filed with the United States Securities and Exchange Commission ("SEC") in Washington, D.C. Readers are strongly encouraged to obtain and consider the factors listed in the March 17, 2003 Current Report and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company. The Company's Current Report may be obtained, along with other reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, by contacting the SEC's Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC's Internet website at http://www.sec.gov or through the Company's Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Customer Management
The Customer Management segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and Internet Protocol telephony, Internet and utility markets.

Investments and Other
The Investments and Other segment holds investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):



                                                              Three Months                        Six Months
                                                             Ended June 30,                     Ended June 30,
                                                     -------------------------------    -------------------------------
                                                         2003             2002               2003            2002
                                                     -------------    --------------    --------------    -------------
     Operating revenues
     Financial Services                               $      263.4     $      232.9      $       517.4     $     470.1
     Output Solutions                                        134.9            143.7              279.0           298.3
     Customer Management                                      43.7             41.8               89.9            91.9
     Investments and Other                                    14.8             14.0               29.5            27.0
     Eliminations                                            (25.8)           (29.5)             (53.1)          (57.8)
                                                     --------------  ---------------    ---------------  --------------
                                                      $      431.0     $      402.9      $       862.7     $     829.5
                                                     --------------  ---------------    ---------------  --------------
     % change from prior year period                          7.0%                                4.0%

     Out-of-pocket reimbursements
     Financial Services                               $       39.3     $       39.7      $        76.5     $      85.0
     Output Solutions                                        151.5            143.7              313.9           300.8
     Customer Management                                      15.9             14.9               32.1            30.4
     Investments and Other                                     0.1              0.2                0.2             0.3
     Eliminations                                            (20.8)           (21.1)             (48.6)          (44.8)
                                                     --------------  ---------------    ---------------  --------------
                                                      $      186.0     $      177.4      $       374.1     $     371.7
                                                     --------------  ---------------    ---------------  --------------
     % change from prior year period                          4.8%                                0.6%

     Total revenues                                   $      617.0     $      580.3      $     1,236.8     $   1,201.2
                                                     ==============  ===============    ===============  ==============
     % change from prior year period                          6.3%                                3.0%

Income from operations
     Financial Services                               $       59.6     $       63.1      $       115.4     $     118.7
     Output Solutions                                          5.6              3.7               15.2            20.1
     Customer Management                                       6.5              2.0               15.6             9.2
     Investments and Other                                     2.1              2.5                5.0             4.6
                                                     --------------  ---------------    ---------------  --------------
                                                              73.8             71.3              151.2           152.6

Interest expense                                              (3.1)            (2.9)              (6.5)           (5.7)
Other income, net                                              5.9             10.4               10.1            18.5
Equity in earnings of unconsolidated
  affiliates, net of income taxes                              3.7              2.6                3.4             5.1
                                                     --------------  ---------------    ---------------  --------------
Income before income taxes                                    80.3             81.4              158.2           170.5
     Income taxes                                             27.3             27.7               53.8            58.0
                                                     --------------  ---------------    ---------------  --------------
Net income                                            $       53.0    $        53.7      $       104.4    $      112.5
                                                     ==============  ===============    ===============  ==============

Basic earnings per share                              $       0.45    $        0.45      $        0.88    $       0.93
Diluted earnings per share                            $       0.44    $        0.44      $        0.87    $       0.92


Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) for the three and six months ended June 30, 2003 increased $36.7 million or 6.3% and $35.6 or 3.0%, respectively, over the same periods in 2002. Consolidated operating revenues (excluding OOP reimbursements) for the three months and six months ended June 30, 2003 were $431.0 million and $862.7 million, respectively, an increase of $28.1 million or 7.0% over the prior year quarter and $33.2 million or 4.0% over the prior year six month period. U.S. operating revenues for the three and six months ended June 30, 2003 were $389.3 million and $782.8 million, respectively, an increase of 6.4% and 3.2%, respectively, over the same periods in 2002. International operating revenues for the three and six months ended June 30, 2003 were $41.7 million and $79.9 million, respectively, an increase of 12.4% and 12.2%, respectively, over the same periods in 2002.

Financial Services segment total revenues for the three and six months ended June 30, 2003 increased $30.1 million or 11.0% and increased $38.8 million or 7.0%, respectively, over the same periods in 2002. Financial Services operating revenues for the three and six months ended June 30, 2003 increased $30.5 million or 13.1% and $47.3 million or 10.1%, respectively, over the same periods in 2002. U.S. Financial Services segment operating revenues for the three and six months ended June 30, 2003 increased $30.3 million or 14.6% and $44.8 million or 10.6%, respectively, over the same periods in 2002. The increase in U.S. Financial Services segment revenues resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line, LLC ("lock\line") revenues, partially offset by a decrease in EquiServe, Inc. ("EquiServe") revenues from lower demutualization activity and lower corporate action revenues. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 86.0 million at June 30, 2003, an increase of 6.0 million or 7.5% from the 80.0 million serviced at December 31, 2002 and an increase of 8.1 million or 10.4% from the 77.9 million serviced at June 30, 2002. Financial Services segment operating revenues from international operations for the three and six months ended June 30, 2003 were $26.0 million and $49.6 million, respectively, an increase of $0.2 million or 0.8% and $2.5 million or 5.3%, respectively, over the same periods in 2002. The changes are primarily from higher investment accounting and AWD maintenance, consulting and development revenues.

Output Solutions segment total revenues for the three and six months ended June 30, 2003 decreased $1.0 million or 0.3% and $6.2 million or 1.0%, respectively, over the same periods in 2002. Output Solutions segment operating revenues for the three and six months ended June 30, 2003 were $134.9 million and $279.0 million, respectively, a decrease of $8.8 million or 6.1% and $19.3 million or 6.5%, respectively, over the same periods in 2002. The operating revenue decline resulted from lower mutual fund, brokerage, transportation, insurance and video service revenues due to lower volumes and changes in unit pricing on certain product lines. Output Solutions segment images produced for the three and six months ended June 30, 2003 increased 9.5% to 2.3 billion and 7.0% to 4.6 billion, respectively, and items mailed decreased 1.2% to 417 million and 3.5% to 864 million, respectively, compared to the same periods in 2002.

Customer Management segment total revenues for the three and six months ended June 30, 2003 increased $2.9 million or 5.1% and decreased $0.3 million or 0.2%, respectively, over the same periods in 2002. Customer Management segment operating revenues for the three and six months ended June 30, 2003 were $43.7 million and $89.9 million, respectively, an increase of $1.9 million or 4.5% and a decrease of $2.0 million or 2.2%, respectively, over the same periods in 2002. The increase for the quarter was primarily a result of increased processing and software service revenues.

Investments and Other segment total revenues increased $0.7 million or 4.9% and $2.4 million or 8.8% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. Investments and Other segment operating revenues increased $0.8 million or 5.7% and $2.5 million or 9.3% for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase was primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company's operating segments.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2003 was $73.8 million and $151.2 million, respectively, an increase of $2.5 million or 3.5% and a decrease of $1.4 million or 0.9%, respectively, over the same periods in 2002.

Financial Services segment income from operations for the three and six months ended June 30, 2003 was $59.6 million and $115.4 million, respectively, a decrease of $3.5 million or 5.5% and $3.3 million or 2.8%, respectively, over the same periods in 2002. The decrease resulted primarily from increased costs and expenses from the acquisition of lock\line and increased system development and implementation costs on new applications, partially offset by lower EquiServe costs associated with reduced demutualization activities.

Output Solutions segment income from operations for the three and six months ended June 30, 2003 increased $1.9 million or 51.4% and decreased $4.9 million or 24.4%, respectively, over the same periods in 2002. The increase related primarily to lower facility consolidation costs and the decrease related primarily to lower revenues. The segment results include $0.8 million and $1.5 million of costs for the three and six months ended June 30, 2003, respectively, and $7.6 million of costs for the three and six months ended June 30, 2002 associated with previously announced facility and other consolidations. Estimated additional facility consolidation charges of $1 million to $2 million will be expensed when incurred. There may be material differences between these estimates and actual costs.

Customer Management segment income from operations totaled $6.5 million and $15.6 million for the three and six months ended June 30, 2003, respectively, an increase of $4.5 million or 225.0% and $6.4 million or 69.6%, respectively, over the same periods in 2002. The increase is primarily attributable to lower processing and equipment costs and cost containment activities.

Investments and Other segment income from operations totaled $2.1 million and $5.0 million for the three and six months ended June 30, 2003, respectively, as compared to $2.5 million and $4.6 million for the three and six months ended June 30, 2002, respectively.

Interest expense

Interest expense totaled $3.1 million and $6.5 million, respectively, for the three and six months ended June 30, 2003, an increase from $2.9 million and $5.7 million, respectively, recorded in the same periods in 2002. Average debt balances were higher in 2003 compared to 2002, primarily as a result of the lock\line acquisition and common stock repurchases.

Other income, net

Other income was $5.9 million for the quarter ended June 30, 2003, compared to $10.4 million recorded in the same prior year period. Second quarter 2003 results include $4.0 million primarily related to interest and dividend income and $1.9 million in net gains on securities. Second quarter 2002 results include $4.2 million of income primarily related to interest and dividend income, $3.9 million related primarily to net gains on securities and a $2.3 million gain from the sale of the DST Output presort business.

Other income was $10.1 million for the six months ended June 30, 2003, compared to $18.5 million in the same prior year period. Year to date 2003 results include $8.1 million primarily related to interest and dividend income and $2.0 million in net gains on securities. Year to date 2002 results include $8.4 million of income primarily related to interest and dividend income, $7.8 million related primarily to net gains on securities and a $2.3 million gain from the sale of the DST Output presort business.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $3.7 million and $3.4 million, respectively, for the three and six months ended June 30, 2003 as compared to $2.6 million and $5.1 million, respectively, for the three and six months ended June 30, 2002. Boston Financial Data Services earnings increased primarily from cost containment activities.

International Financial Data Services ("IFDS") results were basically flat compared to prior year due to higher revenues associated with new client conversion activity and higher occupancy costs related to a facilities move and consolidation. Accounts serviced by IFDS U.K. were 4.1 million at June 30, 2003, an increase of 0.6 million or 17.1% from year end 2002 levels and 0.9 million or 28.1% over June 30, 2002 levels, primarily from new client conversions. An additional 1.0 million accounts are scheduled to convert prior to year end 2003. Accounts serviced by IFDS Canada were 2.6 million at June 30, 2003, an increase of 0.1 million or 4.0% from year end 2002 levels and 0.9 million or 52.9% over June 30, 2002 levels.

Income taxes

The Company's effective tax rate was 34.0% for the three and six months ended June 30, 2003 and 2002. The 2003 and 2002 tax rates were affected by tax aspects of certain international operations and of state tax income apportionment rules.

                          Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services segment total revenues for the three and six months ended June 30, 2003 increased 11.0% and 7.0%, respectively, over the same periods in 2002 to $302.7 million and $593.9 million, respectively. Financial Services segment operating revenues for the three and six months ended June 30, 2003 were $263.4 million and $517.4 million, respectively, an increase of $30.5 million or 13.1% and $47.3 million or 10.1%, respectively, over the same periods in 2002. U.S. Financial Services segment operating revenue increased 14.6% to $237.4 million and 10.6% to $467.8 million, respectively, for the three and six months ended June 30, 2003. The increase in U.S. Financial Services segment revenues resulted from increased U.S. mutual fund servicing revenues and the inclusion of lock\line revenues, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower corporate action revenues from lower levels of general market activity. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 10.4% from 77.9 million at June 30, 2002 to 86.0 million at June 30, 2003. Financial Services segment operating revenues from international operations for the three and six months ended June 30, 2003 increased 0.8% to $26.0 million and 5.3% to $49.6 million, respectively, over the same periods in 2002, primarily from higher maintenance revenues and partially offset by lower professional services revenues.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2003 increased 15.7% to $220.0 million and 9.2% to $433.8 million, respectively, over the same periods in 2002. Personnel costs for the three and six months ended June 30, 2003 increased 20.0% and 16.7%, respectively, over the same periods in 2002. Costs and expenses increased primarily from the acquisition of lock\line and increased system development and implementation costs, partially offset by lower EquiServe costs associated with reduced demutualization activities.

Depreciation and amortization
Segment depreciation and amortization increased 19.1% or $3.7 million and 14.6% or $5.7 million, respectively, for the three and six months ended June 30, 2003 over the same periods in 2002, primarily attributable to the inclusion of lock\line.

Income from operations
Segment income from operations for the three and six months ended June 30, 2003 decreased 5.5% to $59.6 million and 2.8% to $115.4 million over the same periods in 2002. The decrease resulted primarily from increased system development and implementation costs on new applications.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions segment total revenues for the three and six months ended June 30, 2003 decreased 0.3% to $286.4 million and 1.0% to $592.9 million, respectively, as compared to the same periods in 2002. Output Solutions segment operating revenues for the three and six months ended June 30, 2003 decreased 6.1% to $134.9 million and 6.5% to $279.0 million, as compared to the same periods in 2002. The revenue decline resulted from lower mutual fund, brokerage, transportation, insurance and video service revenues due to lower volumes and changes in unit pricing on certain product lines.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2003 decreased 0.8% to $272.0 million and 0.1% to $560.1 million, respectively, over the same periods in 2002. The segment results include $0.8 million and $1.5 million of costs for the three and six months ended June 30, 2003, respectively, and $7.6 million of costs for the three and six months ended June 30, 2002 associated with previously announced facility and other consolidations. Personnel costs for the three and six months ended June 30, 2003 decreased 4.6% and 3.8%, respectively, over the same periods in 2002.

Depreciation and amortization
Segment depreciation and amortization decreased 6.4% to $8.8 million and 3.3% to $17.6 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.

Income from operations
Segment income from operations for the three and six months ended June 30, 2003 increased $1.9 million to $5.6 million and decreased $4.9 million to $15.2 million, respectively, over the same periods in 2002. The increase related primarily to lower facility consolidation costs and the decrease related primarily to lower revenues. The segment results include $0.8 million and $1.5 million of costs for the three and six months ended June 30, 2003, respectively, and $7.6 million of costs for the three and six months ended June 30, 2002 associated with previously announced facility and other consolidations. Estimated additional facility consolidations charges of $1 million to $2 million will be expensed when incurred. There may be material differences between these estimates and actual costs.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management segment total revenues for the three and six months ended June 30, 2003 increased 5.1% to $59.6 million and decreased 0.2% to $122.0 million, respectively, as compared to the same periods in 2002. Customer Management segment operating revenues for the three and six months ended June 30, 2003 were $43.7 million, an increase of $1.9 million or 4.5%, and $89.9 million, a decrease of $2.0 million or 2.2%, respectively, over the same periods in 2002. Processing and software service revenues increased to $42.9 million and $88.2 million, respectively, for the three and six months ended June 30, 2003 from $40.9 million and $87.2 million, respectively, for the three and six months ended June 30, 2002. Processing and software service revenues increased primarily as a result of incremental revenues from additional product features and higher subscribers for selected customers, partially offset by lower software service development revenues. Equipment sales decreased to $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2003 from $0.9 million and $4.7 million, respectively, for the three and six months ended June 30, 2002. Equipment sales decreased primarily from a significant hardware sale recorded in the first quarter 2002. Total cable and satellite subscribers serviced were 40.5 million at June 30, 2003, a decrease of 1.5% compared to year end 2002 levels, principally from a net decrease in U.S. cable subscribers serviced.

As previously disclosed, two clients are discontinuing their processing agreements. At June 30, 2003 approximately 3.4 million subscribers were serviced for these clients.

Costs and expenses
Segment costs and expenses for the three and six months ended June 30, 2003 decreased $1.3 million or 2.5% and $6.3 million or 5.8%, respectively, compared to the same periods in 2002, primarily attributable to lower processing and equipment costs and cost containment efforts.

Depreciation and amortization
Segment depreciation and amortization for the three and six months ended June 30, 2003 decreased $0.3 million to $1.6 million and $0.4 million to $3.3 million, respectively, compared to the same periods in 2002.

Income from operations
Customer Management segment income from operations for the three and six months ended June 30, 2003 increased $4.5 million to $6.5 million and $6.4 million to $15.6 million, respectively, compared to the same periods in 2002. The increase is primarily attributable to lower processing and equipment costs and cost containment activities.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other segment total revenues were $14.9 million and $29.7 million, respectively, for the three and six months ended June 30, 2003, an increase of $0.7 million and $2.4 million, respectively, as compared to the same periods in 2002. Investments and Other segment operating revenues were $14.8 million and $29.5 million, respectively, for the three and six months ended June 30, 2003, an increase of $0.8 million and $2.5 million, respectively, as compared to the same periods in 2002. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses increased $0.9 million to $9.7 million and $1.2 million to $18.6 million, respectively, for the three and six months ended June 30, 2003, as compared to the same periods in 2002.

Depreciation and amortization
Segment depreciation and amortization increased $0.2 million to $3.1 million and $0.8 million to $6.1 million, respectively, for the three and six months ended June 30, 2003, as compared to the same periods in 2002.

Income from operations
Segment income from operations totaled $2.1 million and $5.0 million, respectively, for the three and six months ended June 30, 2003, as compared to $2.5 million and $4.6 million, respectively, for the three and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $148.3 million for the six months ended June 30, 2003. Operating cash flows for the six months ended June 30, 2003 primarily resulted from net income of $104.4 million, depreciation and amortization of $71.7 million and increases in deferred revenues and gains of $14.7 million, partially offset by decreases in accounts payable and accrued liabilities of $19.4 million.

Cash flows used in investing activities totaled $136.6 million for the six months ended June 30, 2003. The Company expended $130.0 million during the six months ended June 30, 2003 for capital additions, of which $82.6 million related to the Financial Services, Output Solutions and Customer Management segments and $47.4 million related to the Investments and Other segment, which primarily related to acquisitions of buildings and building improvements. The Company made $20.8 million of investments in available-for-sale securities and expended $6.6 million for advances to affiliates and other investments. During the six months ended June 30, 2003, the Company received $16.9 million from the sale and maturities of investments in available-for-sale securities and $5.6 million primarily from the sale of other investments.

Cash flows used in financing activities totaled $31.4 million for the six months ended June 30, 2003. For the six months ended June 30, 2003, the Company repurchased $142.3 million of common stock. Net borrowings totaled $61.7 million for the six months ended June 30, 2003 on the Company's $315 million revolving credit facility and there was $251.7 million outstanding at June 30, 2003. Net payments under the Company's 364-day $50 million line of credit totaled $10.9 million for the six months ended June 30, 2003, bringing total net borrowings under this facility to $37.7 million at June 30, 2003. The Company also borrowed $100 million relating to the repurchase of its common stock.

On August 2, 2002, the Company acquired lock\line, LLC ("lock\line") for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. The lock\line acquisition was accounted for as a purchase and the results of lock\line's operations were included in the Company's 2002 consolidated financial statements. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company's $315 million syndicated line of credit and a $100 million term bridge loan, which expired on December 30, 2002, and had essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line's revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. Goodwill will be increased by the amount of additional consideration paid.

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

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe's operations are included in the Company's consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The first installments of approximately $58.5 million were paid at the closings. The second installments of $55.8 million were paid on March 8, 2002. The third installments of $50.8 million were paid on March 7, 2003. The remaining minimum installments, which are approximately $21.6 million (discounted to $18.9 million for accounting purposes) are payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe's revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. The aggregate minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Goodwill will be increased by the amount of contingent consideration paid. Based upon management's current expectations, the Company expects to pay approximately $52 million, of which approximately $30 million will be considered contingent consideration.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company's previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings and the Company's level of indebtedness. The grid may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined in the revolving credit facility, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2004. The Company plans to renew the facility. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates.

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

In September 2002, one of the Company's subsidiaries borrowed $106.4 million in real estate mortgages scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The loan is secured by real property owned by the Company. The outstanding balance at June 30, 2003 totaled $102.7 million.

On June 30, 2003, the Company entered into a $100 million unsecured note scheduled to mature September 30, 2003. The note carries an interest rate of LIBOR plus 1.00%.

During the three months and six months ended June 30, 2003, the Company purchased 3.4 million and 4.2 million shares, respectively, of its common stock under previously announced share repurchase programs for $115.6 million and $142.1 million, respectively. The purchase of the shares was financed from cash flow from operations, borrowings under the Company's syndicated line of credit and a $100 million unsecured note. The shares purchased will be utilized for the Company's stock award, employee stock purchase and stock option programs and for general corporate purposes. At June 30, 2003, the Company had 2.2 million shares remaining to be purchased under these programs and had purchased 20.1 million shares since the programs commenced.

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

FIN 45 Disclosures

The Company has guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company's liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain warranties and infringement indemnities to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement, but which generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company's liability for breach of such warranties may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company's liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include the following:

The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company's use of the vendor's product or the services of the vendor or consultant.

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer's reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made.

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

In connection with the acquisition or disposition of real estate by the Company, the Company has entered into real estate contracts containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective contract, but which are generally described as follows: (i) in connection with acquisitions by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller arising from the Company's on-site inspections, tests and investigations of the subject property made by the Company as part of its due diligence and against third party claims relating to the operations on the subject property after the closing of the transaction, and (ii) in connection with dispositions by the Company, the Company has agreed to indemnify the buyer for damages incurred by the buyer due to the buyer's reliance on representations and warranties relating to the subject property made by the Company in the real estate contract if such representations or warranties were untrue when made and against third party claims relating to operations on the subject property prior to the closing of the transaction.

In connection with the leasing of real estate by the Company, as landlord and as tenant, the Company has entered into occupancy leases containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective lease, but which are generally described as follows: (i) in connection with leases in which the Company is the tenant, the Company has agreed to indemnify the landlord against third party claims relating to the Company's occupancy of the subject property, including claims arising from loss of life, bodily injury and/or damage to property thereon, and (ii) in connection with leases in which the Company is the landlord, the Company has agreed to indemnify the tenant against third party claims to the extent occasioned wholly or in part by any negligent act or omission of the Company or arising from loss of life, bodily injury and/or damage to property in or upon any of the common areas or other areas under the Company's control.

Pursuant to the charter of the Company, the Company is obligated to indemnify the officers and directors of the Company to the maximum extent authorized by Delaware law. Pursuant to resolutions of the Company's Board of Directors, the Company is obligated to indemnify its employees who are certified and/or licensed accountants and attorneys in connection with professional services they provide to the Company. The amount of such obligations is not stated in the charter or the resolutions and is subject only to limitations imposed by Delaware law.

At June 30, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

OTHER

Comprehensive income (loss). The Company's comprehensive income (loss) totaled $160.3 million and $140.0 million for the three and six months ended June 30, 2003, respectively, compared to $(46.1) million and $42.8 million for the comparable periods in 2002. Comprehensive income consists of net income of $53.0 million and $104.4 million and other comprehensive income of $107.3 million and $35.6 million for the three and six months ended June 30, 2003, respectively, and net income of $53.7 million and $112.5 million and other comprehensive loss of $99.8 million and $69.7 million for the three and six months ended June 30, 2002, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments. At June 30, 2003, the Company's available-for-sale securities had unrealized losses of $0.8 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at June 30, 2003 are other than temporary.

The Company recognized investment impairments of $1.6 million and $5.8 million for the three and six months ended June 30, 2003, respectively, and $0.2 million for the six months ended June 30, 2002. The Company did not recognize investment impairments for the three months ended June 30, 2002. A decline in a security's net realizable value that is other than temporary is treated as a realized loss in the statement of operations and the cost basis of the security is reduced to its estimated fair value.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company's wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company's other business segments and its affiliates. As described in Liquidity and Capital Resources, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities. The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company's historical accounting for these relationships.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of June 30, 2003 was $982.0 million. The impact of a 10% change in fair value of these investments would be approximately $59.8 million to comprehensive income. As discussed under "Comprehensive income (loss)" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts, on which the Company is named as agent. The balances maintained in the bank accounts are subject to fluctuation. At June 30, 2003, there was approximately $1.2 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.1 million of net income.

At June 30, 2003, the Company had $534.6 million of debt, of which $492.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement dated March 31, 2003. A total of 118,884,431 shares of Common Stock, or 95.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting. These shares were voted on the following matters as follows:

1) Election of three directors for terms ending in 2006:

                     Thomas A.        William C.        Travis E.
                     McCullough         Nelson            Reed

   For               112,221,595      111,660,299      111,652,662
   Withheld            1,156,249        1,717,545        1,725,182
                   -------------    -------------     -------------
   Total             113,377,844      113,377,844      113,377,844

The terms of office of Directors A. Edward Allinson and Michael G. Fitt will expire at the Annual Meeting of Stockholders in 2004. The terms of office of Directors Thomas A. McDonnell and M. Jeannine Strandjord will expire at the Annual Meeting of Stockholders 2005.

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

Item 5.  Other Information

The following table presents operating data for the Company's operating business segments:



                                                                            June 30,         December 31,
                                                                              2003              2002
                                                                         ---------------   ---------------
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
  U.S.                                                                             86.0              80.0
  International
    United Kingdom (1)                                                              4.1               3.5
    Canada (2)                                                                      2.6               2.5

Security transfer accounts processed (millions)                                    26.3              25.7

TRAC participants (millions)                                                        3.2               2.8
lock\line supported consumers (millions)                                           16.8              16.4

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
  U.S.                                                                             31.8              32.6
  International                                                                     8.7               8.5




                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                              2003              2002
                                                                         ---------------   ---------------
Output Solutions Operating Data
Images produced (millions)                                                        4,604             4,304
Items mailed (millions)                                                             864               895



(1) Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.

(2) Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

31.1 Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2 Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32 Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief
     Financial Officer of Registrant

     Exhibit 32 shall not be deemed "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

(b)  Reports on Form 8-K:

     The Company furnished a Current Report on Form 8-K dated April 22, 2003, under Item 9 of such form, reporting the announcement of financial results for the quarter ended March 31, 2003.

     The Company furnished a Current Report on Form 8-K dated April 29, 2003, under Item 5 of such form, reporting an announcement by the Company and Janus Capital Group Inc. regarding potential transactions.

     The Company furnished a Current Report on Form 8-K dated May 13, 2003, under Item 9 of such form, reporting that certain information regarding potential transactions with Janus Capital Group Inc. was inadvertently disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 4, 2003.

DST Systems, Inc.

/s/ Kenneth V. Hager
--------------------------
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)