Form 10-Q
period 2003-09-30
DST SYSTEMS INC
filed 2003-11-14
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Number of shares outstanding of the Company's common stock as of October 31, 2003:
Common Stock $0.01 par value – 115,736,459

DST Systems, Inc.
Form 10-Q
September 30, 2003
Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Introductory Comments	3

	Condensed Consolidated Balance Sheet —
	September 30, 2003 and December 31, 2002	4

	Condensed Consolidated Statement of Income —
	Three and Nine Months Ended September 30, 2003 and 2002	5

	Condensed Consolidated Statement of Cash Flows —
	Nine Months Ended September 30, 2003 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32-33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURE		36

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries and affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
September 30, 2003

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
(dollars in millions, except per share amounts)
(unaudited)
	September 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 595.7	$ 92.3
Transfer agency investments	47.1	61.6
Accounts receivable	355.4	394.7
Other current assets	113.7	116.5
	1,111.9	665.1
Investments	1,239.8	1,137.5
Properties	649.9	524.7
Goodwill	261.3	259.8
Intangibles	126.5	130.1
Other assets	55.3	27.0
Total assets	$ 3,444.7	$ 2,744.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year	$ 26.7	$ 59.2
Transfer agency deposits	47.1	61.6
Accounts payable	117.5	96.3
Accrued compensation and benefits	99.2	96.9
Deferred revenues and gains	84.9	79.7
Other liabilities	126.7	152.8
	502.1	546.5
Long-term debt	971.6	379.5
Deferred income taxes	361.6	308.7
Other liabilities	82.3	87.5
	1,917.6	1,322.2
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, $0.01 par; 300 million shares
authorized, 127.6 million shares issued	1.3	1.3
Additional paid-in capital	363.2	367.2
Retained earnings	1,326.5	1,169.2
Treasury stock (11.9 million and 8.0 million shares,
respectively), at cost	(455.5)	(326.6)
Accumulated other comprehensive income	291.6	210.9
Total stockholders' equity	1,527.1	1,422.0
Total liabilities and stockholders' equity	$ 3,444.7	$ 2,744.2
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Operating revenues	$ 413.8	$ 405.5	$ 1,276.5	$ 1,235.0
Out-of-pocket reimbursements	155.9	172.5	530.0	544.2

Total revenues	569.7	578.0	1,806.5	1,779.2

Costs and expenses	457.8	465.9	1,471.7	1,448.3
Depreciation and amortization	37.0	36.4	108.7	102.6

Income from operations	74.9	75.7	226.1	228.3

Interest expense	(7.8)	(3.7)	(14.3)	(9.4)
Other income, net	8.5	3.9	18.6	22.4
Equity in earnings of unconsolidated affiliates	4.4	1.5	7.8	6.6

Income before income taxes	80.0	77.4	238.2	247.9
Income taxes	27.1	26.3	80.9	84.3

Net income	$ 52.9	$ 51.1	$ 157.3	$ 163.6

Average common shares outstanding	115.7	119.9	117.9	120.2
Diluted shares outstanding	117.3	121.8	119.2	122.2

Basic earnings per share	$ 0.46	$ 0.43	$ 1.33	$ 1.36
Diluted earnings per share	$ 0.45	$ 0.42	$ 1.32	$ 1.34
The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Nine Months
	Ended September 30,
	2003	2002
Cash flows -- operating activities:
Net income	$ 157.3	$ 163.6

Depreciation and amortization	109.1	102.6
Equity in earnings of unconsolidated affiliates	(7.9)	(6.6)
Net realized gain on investments	(5.5)	(7.1)
Deferred taxes	2.9	10.9
Changes in accounts receivable	42.2	(7.5)
Changes in other current assets	(3.3)	10.3
Changes in accounts payable and accrued liabilities	(2.2)	21.9
Changes in deferred revenues and gains	5.2	(7.5)
Changes in accrued compensation and benefits	4.6	17.6
Other, net	(7.4)	6.2
Total adjustments to net income	137.7	140.8
Net	295.0	304.4

Cash flows -- investing activities:
Proceeds from sale of investments	54.6	51.9
Investments and advances to unconsolidated affiliates	(6.4)	(41.7)
Investments in securities	(14.9)	(50.0)
Capital expenditures	(225.4)	(173.3)
Payment for purchase of subsidiaries, net of cash acquired	(2.3)	(191.7)
Other, net	1.0	3.3
Net	(193.4)	(401.5)

Cash flows -- financing activities:
Proceeds from issuance of common stock	4.4	21.0
Principal payments on long-term debt	(55.6)	(56.9)
Net proceeds from convertible debentures	819.0
Net decrease in revolving credit facilities and notes payable	(223.4)	213.8
Common stock repurchased	(142.6)	(94.6)
Net	401.8	83.3

Net increase in cash and cash equivalents	503.4	(13.8)
Cash and cash equivalents at beginning of period	92.3	84.4

Cash and cash equivalents at end of period	$ 595.7	$ 70.6
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2003 and December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

2. Janus Capital Group Inc. ("Janus") Share Exchange Agreement

On August 25, 2003, the Company announced it had entered into a definitive agreement with Janus under which DST will acquire from Janus 32.3 million shares of DST common stock (27.9% of the outstanding shares) in exchange for all of the stock of a DST subsidiary, DST Output Marketing Services, Inc. ("OMS"), which is part of DST's Output Solutions segment. At the time of the exchange, OMS will hold an operating commercial printing and graphics design business and additional cash to equalize the value of the operating business and shares being exchanged. Janus and DST have agreed that the exchange value of the DST shares at closing will be determined based on the average price of DST common stock during the twenty trading day period prior to the close of the transaction, but at not less than $30.00 per share nor more than $34.50 per share. On this basis, and including the value of its other assets, OMS would have an approximate aggregate value of between $969 million to $1.114 billion, and its assets at closing would include cash of approximately $854 million to approximately $999 million. OMS's revenues for the year ended December 31, 2002 and the nine months ended September 30, 2003 were $105.7 million and $65.7 million, respectively. OMS has approximately 420 employees.

If any condition to closing is not satisfied or waived by the parties, DST will not be able to complete the exchange. The Company is unable to predict the ultimate effect of the inability to complete the exchange on the Company. The Company has issued convertible debentures in order to partially finance the exchange and will incur continuing significant costs from such issuance until the retirement of the debentures. In addition, the Company would not be able to achieve the business objectives of the exchange which could have a harmful effect on DST's business. It is possible that there may be a decline in the market price of the Company's common stock if the exchange is not completed.

3. EquiServe, Inc. ("EquiServe")

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial ("FleetBoston") and Bank One Corporation ("Bank One"). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One.

A restructuring provision of $15.9 million was recorded for employee severances and supplier contract termination costs related to the acquisition. The Company utilized $0.2 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, related to the restructuring provision for employee severances. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, of which 638 employees have been separated from the Company as of September 30, 2003. The remaining employee severances of approximately $0.9 million are expected to be paid in 2003. The restructuring provision will be utilized as such severance payments are made. Contract termination costs of approximately $3.4 million were paid in 2001 that related to facilities that were closed.

4. DST Output Restructuring

The Output Solutions segment is consolidating its operations into three primary facilities and is closing certain other smaller facilities, which the Company believes will result in operational efficiencies. Lease termination costs of $1.0 million, which were accrued during 2002, are to be paid out over the remaining lease terms from 2003 to 2004. Approximately 393 employees have been separated from the Company as of September 30, 2003 and approximately a remaining 64 employees are expected to be separated in 2003. The remaining employee severances to be paid out, which were accrued during 2002, total approximately $1.7 million. The restructuring provision will be utilized as such severance payments are made. The segment recorded costs associated with facility and other consolidations of $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2003, consisting of facility closure and relocation costs of $1.5 million, asset impairments of $0.5 million and other costs of $0.4 million for the nine months ended September 30, 2003. Estimated additional charges of $1 million related to facility consolidations in 2003 will be expensed when incurred.

5. Investments

Investments are as follows (in millions):

	2003	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2003	2002
Available-for-sale securities:
State Street Corporation	4%	$ 575.6	$ 498.9
Computer Sciences Corporation	5%	324.3	297.4
Euronet Worldwide, Inc.	7%	22.9	14.2
Other available-for-sale securities		102.1	126.1
		1,024.9	936.6

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	76.4	69.3
International Financial Data Services, U.K.	50%	8.6	9.2
International Financial Data Services, Canada	50%	15.7	14.5
Other unconsolidated affiliates		83.0	77.4
		183.7	170.4

Other:
Net investment in leases			1.1
Other		31.2	29.4
		31.2	30.5
Total investments		$ 1,239.8	$ 1,137.5

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	September 30,	December 31,
	2003	2002

Cost	$ 560.7	$ 592.8
Gross unrealized gains	465.1	347.5
Gross unrealized losses	(0.9)	(3.7)
Market value	$ 1,024.9	$ 936.6

The Company recognized investment impairments of $0.3 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, and $3.3 million and $3.5 million for the three and nine months ended September 30, 2002, respectively. A decline in a security's net realizable value that is other than temporary is treated as a realized loss in the statement of income and the cost basis of the security is reduced to its estimated fair value.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Boston Financial Data Services, Inc.	$ 2.9	$ 0.8	$ 7.1	$ 4.5
International Financial Data Services, U.K.	0.3	(0.2)	(1.9)	(0.5)
International Financial Data Services, Canada	0.9	0.5	1.2	1.2
Other	0.3	0.4	1.4	1.4
	$ 4.4	$ 1.5	$ 7.8	$ 6.6

6. Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	September 30, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$ 136.0	$ 9.7	$ 134.5	$ 4.6
Other	0.3	0.1	0.2

Total	$ 136.3	$ 9.8	$ 134.7	$ 4.6

Amortization of intangible assets for the three and nine months ended September 30, 2003 was $1.9 million and $5.7 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2002 was $1.3 million and $2.2 million, respectively. Annual amortization for intangible assets recorded as of September 30, 2003 is estimated at $7.6 million for 2003 and $7.7 million for each of the years 2004, 2005, 2006 and 2007. Substantially all of the intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment (in millions):

	December 31,			September 30,
	2002	Acquisitions	Other	2003

Financial Services	$ 245.5	$ 2.0	$ (0.6)	$ 246.9
Output Solutions	8.9		0.1	9.0
Customer Management	5.4			5.4
Total	$ 259.8	$ 2.0	$ (0.5)	$ 261.3

Issuance costs incurred related to convertible senior debentures (see Note 7) totaling $21.0 million are included in other assets and are being amortized to interest expense with a life of seven years for the Series A debentures and five years for the Series B debentures. Proceeds from the convertible senior debentures are shown net of the issuance costs on the condensed consolidated statement of cash flows for the nine months ended September 30, 2003.

7. Long-Term Debt

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million are expected to be used in conjunction with the previously announced Janus transaction. Pending completion of the Janus transaction, the Company directed the proceeds to retire a short term bank note of $100 million and pay down revolving bank debt of $220 million, with the remainder being invested. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price of the accreted principal amount of the debentures to be redeemed plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price of the accreted principal amount of the debentures to be purchased plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock, or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

8. Stockholders' Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income	$ 52.9	$ 51.1	$ 157.3	$ 163.6
Average common shares outstanding	115.7	119.9	117.9	120.2
Incremental shares from assumed
conversions of stock options and
forward purchase agreements	1.6	1.9	1.3	2.0
Diluted potential common shares	117.3	121.8	119.2	122.2
Basic earnings per share	$ 0.46	$ 0.43	$ 1.33	$ 1.36
Diluted earnings per share	$ 0.45	$ 0.42	$ 1.32	$ 1.34

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 6.7 million and 7.4 million for the three and nine months ended September 30, 2003, respectively, and 7.2 million and 5.3 million for the three and nine months ended September 30, 2002, respectively. The Company issued convertible senior debentures (see Note 7) that if converted in the future would have a potentially dilutive effect on the Company's stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following
(in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net income	$ 52.9	$ 51.1	$ 157.3	$ 163.6
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising
during the period	69.7	(295.1)	122.8	(412.4)
Less reclassification adjustments for net
gains included in net income	(3.5)	(1.2)	(2.4)	(6.2)
Foreign currency translation adjustments	4.7	1.1	7.3	5.9
Deferred income taxes	(25.8)	115.7	(47.0)	163.5
Other comprehensive income (loss)	45.1	(179.5)	80.7	(249.2)
Comprehensive income (loss)	$ 98.0	$ (128.4)	$ 238.0	$ (85.6)

Stock-based compensation. The Company has stock-based compensation plans. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," pro forma disclosure in the table below.

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock-based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net income would have been reduced to the following pro forma amounts:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2003	2002	2003	2002

Net income (millions):	As reported	$ 52.9	$ 51.1	$ 157.3	$ 163.6

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of

related tax effects		(7.3)	(7.6)	(24.8)	(21.7)

Net Income	Pro forma	$ 45.6	$ 43.5	$ 132.5	$ 141.9

Basic earnings per share:	As reported	$ 0.46	$ 0.43	$ 1.33	$ 1.36
	Pro forma	$ 0.39	$ 0.36	$ 1.12	$ 1.18

Diluted earnings per share:	As reported	$ 0.45	$ 0.42	$ 1.32	$ 1.34
	Pro forma	$ 0.39	$ 0.36	$ 1.11	$ 1.16

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

9. Commitments and Contingencies

The Company has entered into an agreement to guarantee 100% of a $30 million revolving credit facility of a 50% owned real estate joint venture. The Company has entered into an agreement with the other 50% partner in the joint venture, whereby the Company can recover 50% of payments made pursuant to the guarantee on the revolving credit facility from the joint venture partner. The joint venture partner has also granted a security interest in its partnership interest in the joint venture as security for the partner's obligations under the agreement. At September 30, 2003, borrowings of $26.1 million were outstanding under this credit facility.

The Company has entered into an agreement to guarantee 50% of a $2.1 million construction loan of a 50% owned real estate joint venture, and to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.

The Company and State Street Corporation ("State Street") have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. ("IFDS U.K."), which requires IFDS U.K. to make annual rent payments of approximately $2.8 million for the next 15 years for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, Canada ("IFDS Canada") and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.5 million at September 30, 2003.

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

At September 30, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

10. Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company's wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company's other business segments and its affiliates. As described in Liquidity and Capital Resources, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities. The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company's historical accounting for these relationships.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for multiple revenue-generating activities, such as bundled service agreements, and applies to the Company's non-software transactions. The effect of EITF 00-21 did not have a material impact on the Company's revenue recognition policy for non-software transactions.

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for DST). An exposure draft is expected to be released in the first quarter of 2004 with a final standard issued in the second half of 2004. The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods. DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards. DST discloses the proforma impact of stock based compensation on its earnings in its notes to financial statements.

DST's stock option plan permits stock-for-stock exercises, and also contains a feature that allows for a reload stock option. The reload stock option feature has been included in options granted since February 29, 2000, to encourage early exercise of stock options without diminishing the potential for equity appreciation of equity interests by option holders. The reload feature automatically grants a new option at the then current market price for the number of shares equal to those previously owned shares tendered in a stock for stock exercise and the number of shares withheld to satisfy income tax withholdings. Under the Company's current accounting policies, DST is not required to record a compensation charge for stock option grants as well as automatic grants of reload stock options. Under the proposed accounting rules discussed above, the FASB has determined that, for accounting purposes, all reload option grants will be treated as new grants and will therefore require a separate compensation charge for each reload grant. The Company is unable to control or estimate how many reloadable stock options will be exercised in the future. This would present uncertainty about the impact on DST's financial statements of the expensing of reload options, and the impact could be material to DST's results of operations.

DST has determined that it is in the best interests of the Company to eliminate this uncertainty from future financial results. In that regard, DST determined on November 3, 2003 that the reload feature will be removed from all outstanding stock options. Options with reload features cover an estimated 13.8 million shares of DST stock. DST will compensate employees who currently have reload stock options for the removal of the reload feature from the stock options. The compensation, which will be in the form of cash or restricted stock, depending on the number of reload options an employee has, will be paid or granted to employees before December 31, 2003. DST estimates that it will pay cash compensation of approximately $5.0 million and grant restricted stock with a value of approximately $10.0 million, which will be recorded as compensation expense in the Statement of Income. DST does not expect to include a reload feature in any stock options that may be issued in the future.

11. Segment Information

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

Information concerning total assets by reporting segment is as follows (in millions):
	September 30,	December 31,
	2003	2002

Financial Services	$ 2,104.6	$ 1,475.8
Output Solutions	323.0	308.9
Customer Management	133.0	139.5
Investments and Other	1,232.6	1,188.6
Eliminations	(348.5)	(368.6)

	$ 3,444.7	$ 2,744.2

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

Summarized financial information concerning the segments is shown in the following tables (in millions):
	Three Months Ended September 30, 2003

	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 251.9	$ 115.6	$ 45.8	$ 0.5	$	$ 413.8
Intersegment operating revenues	2.6	11.5		14.6	(28.7)
Out-of-pocket reimbursements	26.0	134.7	14.8	0.1	(19.7)	155.9

	280.5	261.8	60.6	15.2	(48.4)	569.7

Costs and expenses	191.5	255.5	50.5	8.7	(48.4)	457.8
Depreciation and amortization	23.6	8.8	1.5	3.1		37.0

Income from operations	65.4	(2.5)	8.6	3.4		74.9
Other income, net	2.1			6.4		8.5
Equity in earnings of
unconsolidated affiliates	4.4					4.4

Income before interest
and income taxes	$ 71.9	$ (2.5)	$ 8.6	$ 9.8	$	$ 87.8

	Three Months Ended September 30, 2002

	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 239.2	$ 120.6	$ 42.5	$ 3.2	$	$ 405.5
Intersegment operating revenues	2.5	14.1		10.4	(27.0)
Out-of-pocket reimbursements	27.3	150.5	17.3	0.1	(22.7)	172.5

	269.0	285.2	59.8	13.7	(49.7)	578.0

Costs and expenses	180.3	272.8	52.4	10.1	(49.7)	465.9
Depreciation and amortization	22.0	9.7	1.7	3.0		36.4

Income from operations	66.7	2.7	5.7	0.6		75.7
Other income, net	0.6			3.3		3.9
Equity in earnings (losses) of
unconsolidated affiliates	1.6			(0.1)		1.5

Income before interest
and income taxes	$ 68.9	$ 2.7	$ 5.7	$ 3.8	$	$ 81.1

	Nine Months Ended September 30, 2003

	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 763.8	$ 368.7	$ 135.7	$ 8.3	$	$ 1,276.5
Intersegment operating revenues	8.1	37.4		36.3	(81.8)
Out-of-pocket reimbursements	102.5	448.6	46.9	0.3	(68.3)	530.0

	874.4	854.7	182.6	44.9	(150.1)	1,806.5

Costs and expenses	625.3	815.6	153.6	27.3	(150.1)	1,471.7
Depreciation and amortization	68.3	26.4	4.8	9.2		108.7

Income from operations	180.8	12.7	24.2	8.4		226.1
Other income, net	4.9	4.5		9.2		18.6
Equity in earnings of
unconsolidated affiliates	7.4			0.4		7.8

Income before interest
and income taxes	$ 193.1	$ 17.2	$ 24.2	$ 18.0	$	$ 252.5

	Nine Months Ended September 30, 2002

	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$ 704.9	$ 387.2	$ 134.4	$ 8.5	$	$ 1,235.0
Intersegment operating revenues	6.9	45.8		32.1	(84.8)
Out-of-pocket reimbursements	112.3	451.3	47.7	0.4	(67.5)	544.2

	824.1	884.3	182.1	41.0	(152.3)	1,779.2

Costs and expenses	577.7	833.6	161.8	27.5	(152.3)	1,448.3
Depreciation and amortization	61.0	27.9	5.4	8.3		102.6

Income from operations	185.4	22.8	14.9	5.2		228.3
Other income, net	4.7	3.7		14.0		22.4
Equity in earnings of
unconsolidated affiliates	5.5			1.1		6.6

Income before interest
and income taxes	$ 195.6	$ 26.5	$ 14.9	$ 20.3	$	$ 257.3

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $7.8 million and $14.3 million for the three and nine months ended September 30, 2003, respectively, and $3.7 million and $9.4 million for the three and nine months ended September 30, 2002, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's operating results (dollars in millions, except per share amounts):
	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues
Operating revenues
Financial Services	$ 254.5	$ 241.7	$ 771.9	$ 711.8
Output Solutions	127.1	134.7	406.1	433.0
Customer Management	45.8	42.5	135.7	134.4
Investments and Other	15.1	13.6	44.6	40.6
Eliminations	(28.7)	(27.0)	(81.8)	(84.8)

	$ 413.8	$ 405.5	$ 1,276.5	$ 1,235.0

% change from prior year period	2.0%		3.4%

Out-of-pocket reimbursements
Financial Services	$ 26.0	$ 27.3	$ 102.5	$ 112.3
Output Solutions	134.7	150.5	448.6	451.3
Customer Management	14.8	17.3	46.9	47.7
Investments and Other	0.1	0.1	0.3	0.4
Eliminations	(19.7)	(22.7)	(68.3)	(67.5)

	$ 155.9	$ 172.5	$ 530.0	$ 544.2

% change from prior year period	(9.6% )		(2.6% )

Total revenues	$ 569.7	$ 578.0	$ 1,806.5	$ 1,779.2

% change from prior year period	(1.4% )		1.5%

Income from operations
Financial Services	$ 65.4	$ 66.7	$ 180.8	$ 185.4
Output Solutions	(2.5)	2.7	12.7	22.8
Customer Management	8.6	5.7	24.2	14.9
Investments and Other	3.4	0.6	8.4	5.2

	74.9	75.7	226.1	228.3

Interest expense	(7.8)	(3.7)	(14.3)	(9.4)
Other income, net	8.5	3.9	18.6	22.4
Equity in earnings of unconsolidated
affiliates, net of income taxes	4.4	1.5	7.8	6.6

Income before income taxes	80.0	77.4	238.2	247.9
Income taxes	27.1	26.3	80.9	84.3

Net income	$ 52.9	$ 51.1	$ 157.3	$ 163.6

Basic earnings per share	$ 0.46	$ 0.43	$ 1.33	$ 1.36
Diluted earnings per share	$ 0.45	$ 0.42	$ 1.32	$ 1.34

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) for the three and nine months ended September 30, 2003 decreased $8.3 million or 1.4% and increased $27.3 million or 1.5%, respectively, over the same periods in 2002. Consolidated operating revenues (excluding OOP reimbursements) for the three months and nine months ended September 30, 2003 were $413.8 million and $1,276.5 million, respectively, an increase of $8.3 million or 2.0% over the prior year quarter and $41.5 million or 3.4% over the prior year nine month period. U.S. operating revenues for the three and nine months ended September 30, 2003 were $371.3 million and $1,154.1 million, respectively, an increase of 0.8% and 2.5%, respectively, over the same periods in 2002. International operating revenues for the three and nine months ended September 30, 2003 were $42.5 million and $122.4 million, respectively, an increase of 13.9% and 12.7%, respectively, over the same periods in 2002.

Financial Services segment total revenues for the three and nine months ended September 30, 2003 increased $11.5 million or 4.3% and $50.3 million or 6.1%, respectively, over the same periods in 2002. Financial Services operating revenues for the three and nine months ended September 30, 2003 increased $12.8 million or 5.3% and $60.1 million or 8.4%, respectively, over the same periods in 2002. U.S. Financial Services segment operating revenues for the three and nine months ended September 30, 2003 increased $9.7 million or 4.4% and $54.5 million or 8.5%, respectively, over the same periods in 2002. The increase in U.S. Financial Services segment revenues resulted primarily from increased U.S. mutual fund servicing revenues of $7.6 million and $33.1 million for the three and nine months ended September 30, 2003 and higher lock\line, LLC ("lock\line") revenues of $7.7 million and $43.5 million for the three and nine months ended September 30, 2003, partially offset by a decrease in EquiServe, Inc. ("EquiServe") revenues from lower corporate action servicing revenues of $6.4 million and $15.7 million, for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 86.9 million at September 30, 2003, an increase of 6.9 million or 8.6% from the 80.0 million serviced at December 31, 2002 and an increase of 8.5 million or 10.8% from the 78.4 million serviced at September 30, 2002. Financial Services segment operating revenues from international operations for the three and nine months ended September 30, 2003 were $26.0 million and $75.6 million, respectively, an increase of $3.1 million or 13.5% and $5.6 million or 8.0%, respectively, over the same periods in 2002. The increase is primarily from higher license revenues of $0.8 million and higher maintenance revenues of $1.5 million for the three month period ended September 30, 2003 compared to the same period in 2002. The increase for the nine month period ended September 30, 2003 compared to the same period in 2002 is primarily due to higher maintenance revenues of $4.6 million.

Output Solutions segment total revenues for the three and nine months ended September 30, 2003 decreased $23.4 million or 8.2% and $29.6 million or 3.3%, respectively, over the same periods in 2002. Output Solutions segment operating revenues for the three and nine months ended September 30, 2003 were $127.1 million and $406.1 million, respectively, a decrease of $7.6 million or 5.6% and $26.9 million or 6.2%, respectively, over the same periods in 2002. The operating revenue decline for the three and nine months ended September 30, 2003 resulted from lower mutual fund, brokerage, banking, telecommunications and video service industries' revenues. Output Solutions segment images produced for the three and nine months ended September 30, 2003 increased 4.5% to 2.3 billion and 6.2% to 6.9 billion, respectively, and items mailed decreased 1.2% to 417 million and 2.7% to 1.3 billion, respectively, compared to the same periods in 2002.

Customer Management segment total revenues for the three and nine months ended September 30, 2003 increased $0.8 million or 1.3% and $0.5 million or 0.3%, respectively, over the same periods in 2002. Customer Management segment operating revenues for the three and nine months ended September 30, 2003 were $45.8 million and $135.7 million, respectively, an increase of $3.3 million or 7.8% and $1.3 million or 1.0%, respectively, over the same periods in 2002. The increase for the quarter was primarily a result of an increase in processing and software service revenues of $3.9 million, offset by a decrease in equipment sales of $0.6 million. Included in the operating revenues for the three months ended September 30, 2003 is $1.8 million related to resolution of billing disputes with a Latin America customer.

Investments and Other segment total revenues increased $1.5 million or 10.9% and $3.9 million or 9.5% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Investments and Other segment operating revenues increased $1.5 million or 11.0% and $4.0 million or 9.9% for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase was primarily from increased real estate leasing activity. Segment revenues are primarily rental income for facilities leased to the Company's operating segments.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2003 was $74.9 million and $226.1 million, respectively, a decrease of $0.8 million or 1.1% and $2.2 million or 1.0%, respectively, over the same periods in 2002.

Financial Services segment income from operations for the three and nine months ended September 30, 2003 was $65.4 million and $180.8 million, respectively, a decrease of $1.3 million or 1.9% and $4.6 million or 2.5%, respectively, over the same periods in 2002. Income from operations decreased primarily due to lower EquiServe margins associated with reduced demutualization activities of $7.4 million for the nine months ended September 30, 2003 compared to the same period in 2002, partially offset by an increase in income from operations from the acquisition of lock\line of $2.1 million and $2.5 million for the three and nine months ended September 30, 2003 compared to the same period in 2002. The remaining decrease to segment income from operations related to increased new systems development and implementation costs on new applications.

Output Solutions segment income from operations for the three and nine months ended September 30, 2003 decreased $5.2 million or 192.6% and $10.1 million or 44.3%, respectively, over the same periods in 2002. The decrease related primarily to lower revenues. The segment results include $0.9 million and $2.4 million of costs for the three and nine months ended September 30, 2003, respectively, and $1.4 million and $9.0 million of costs for the three and nine months ended September 30, 2002, respectively, associated with previously announced facility and other consolidations. Estimated additional facility consolidation charges of $1 million will be expensed when incurred. There may be material differences between these estimates and actual costs.

Customer Management segment income from operations totaled $8.6 million and $24.2 million for the three and nine months ended September 30, 2003, respectively, an increase of $2.9 million or 50.9% and $9.3 million or 62.4%, respectively, over the same periods in 2002. The increase for the three months ended September 30, 2003 over the same period in 2002 is primarily attributable to an increase in operating revenues of $3.5 million due to software licenses and maintenance and conversions/implementations and decreased costs of $1.9 million. The increase for the nine months ended September 30, 2003 over the same period in 2002 is primarily attributable to an overall decrease in compensation expense of $5.4 million, a decrease in professional fees of $3.6 million offset by an increase in software capitalization.

Investments and Other segment income from operations totaled $3.4 million and $8.4 million for the three and nine months ended September 30, 2003, respectively, as compared to $0.6 million and $5.2 million for the three and nine months ended September 30, 2002, respectively. The increase is primarily due to increased real estate leasing activity.

Interest expense

Interest expense totaled $7.8 million and $14.3 million, respectively, for the three and nine months ended September 30, 2003, an increase from $3.7 million and $9.4 million, respectively, recorded in the same periods in 2002. Convertible debenture interest expense of $5.2 million was included in the third quarter 2003. Average debt balances were higher in 2003 compared to 2002, primarily as a result of the issuance of the $840 million convertible debentures, the lock\line acquisition and common stock repurchases.

Other income, net

Other income was $8.5 million for the quarter ended September 30, 2003, compared to $3.9 million recorded in the same prior year period. Third quarter 2003 results include $4.2 million of income primarily related to interest and dividend income and $3.5 million in net gains on securities. Third quarter 2002 results are primarily related to interest and dividend income.

Other income was $18.6 million for the nine months ended September 30, 2003, compared to $22.4 million in the same prior year period. Year to date 2003 results include $10.8 million primarily related to interest and dividend income and $5.5 million in net gains on securities. Year to date 2002 results include $12.4 million of income primarily related to interest and dividend income, $7.7 million in net gains on securities and a $2.3 million gain from the sale of the DST Output presort business.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $4.4 million and $7.8 million, respectively, for the three and nine months ended September 30, 2003 as compared to $1.5 million and $6.6 million, respectively, for the three and nine months ended September 30, 2002. Boston Financial Data Services earnings increased $2.1 million and $2.6 million, respectively, for the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily from higher revenues from client additions and cost containment activities. International Financial Data Services ("IFDS") results increased $0.9 million for the three months ended September 30, 2003, compared to the same period in 2002, primarily due to higher revenues associated with new clients, partially offset by higher costs associated with new client conversion activity and higher occupancy costs related to a facilities move. IFDS results decreased $1.4 million for the nine months ended September 30, 2003, compared to the same period in 2002, primarily due to higher costs associated with new client conversion activity and higher occupancy costs related to a facilities move, offset by higher revenues. Accounts serviced by IFDS U.K. were 3.9 million at September 30, 2003, an increase of 0.4 million or 11.4% from year end 2002 levels and an increase of 0.8 million or 25.8% over September 30, 2002 levels, primarily from new client conversions. An additional 0.8 million accounts are scheduled to convert prior to year end 2003. Accounts serviced by IFDS Canada were 3.5 million at September 30, 2003, an increase of 0.9 million or 34.6% for the quarter and an increase of 1.0 million or 40.0% from year end 2002 levels, primarily from new client conversions.

Income taxes

The Company's effective tax rate was 34.0% for the three and nine months ended September 30, 2003 and 2002. The 2003 and 2002 tax rates were affected by tax aspects of certain international operations and of state tax income apportionment rules.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services segment total revenues for the three and nine months ended September 30, 2003 increased 4.3% and 6.1%, respectively, over the same periods in 2002 to $280.5 million and $874.4 million, respectively. Financial Services segment operating revenues for the three and nine months ended September 30, 2003 were $254.5 million and $771.9 million, respectively, an increase of $12.8 million or 5.3% and $60.1 million or 8.4%, respectively, over the same periods in 2002. U.S. Financial Services segment operating revenue increased 4.4% to $228.5 million and 8.5% to $696.3 million, respectively, for the three and nine months ended September 30, 2003. The increase in U.S. Financial Services segment revenues resulted primarily from increased U.S. mutual fund servicing revenues of $7.6 million and $33.1 million for the three and nine months ended September 30, 2003 and higher lock\line revenues of $7.7 million and $43.5 million for the three and nine months ended September 30, 2003, partially offset by a decrease in EquiServe revenues from lower corporate action servicing revenues of $6.4 million and $15.7 million, for the three and nine months ended September 30, 2003, respectively, over the same periods in 2002. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 10.8% from 78.4 million at September 30, 2002 to 86.9 million at September 30, 2003. Financial Services segment operating revenues from international operations for the three and nine months ended September 30, 2003 increased 13.5% to $26.0 million and 8.0% to $75.6 million, respectively, over the same periods in 2002. The increase is primarily from higher license revenues of $0.8 million and higher maintenance revenues of $1.5 million for the three month period ended September 30, 2003 compared to the same period in 2002. The increase for the nine month period ended September 30, 2003 compared to the same period in 2002 is primarily due to higher maintenance revenues of $4.6 million.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2003 increased 6.2% to $191.5 million and 8.2% to $625.3 million, respectively, over the same periods in 2002. Personnel costs for the three and nine months ended September 30, 2003 increased 6.7% and 13.4%, respectively, over the same periods in 2002. Costs and expenses increased primarily from the acquisition of lock\line of $5.6 million and $30.6 million for the three and nine months ended September 30, 2003 compared to the same period in 2002, partially offset by lower EquiServe costs associated with reduced demutualization activities of $5.2 million for the nine months ended September 30, 2003 compared to the same period in 2002. The remaining decrease to segment income from operations related to increased new systems development and implementation costs on new applications.

Depreciation and amortization
Segment depreciation and amortization increased 7.3% or $1.6 million and 12.0% or $7.3 million, respectively, for the three and nine months ended September 30, 2003 over the same periods in 2002, primarily attributable to the inclusion of lock\line.

Income from operations
Segment income from operations for the three and nine months ended September 30, 2003 decreased 1.9% to $65.4 million and 2.5% to $180.8 million over the same periods in 2002.  Income from operations decreased primarily due to lower EquiServe margins associated with reduced demutualization activities of $7.4 million for the nine months ended September 30, 2003 compared to the same period in 2002, partially offset by an increase in income from operations from the acquisition of lock\line of $2.1 million and $2.5 million for the three and nine months ended September 30, 2003 compared to the same period in 2002. The remaining decrease to segment income from operations related to increased new systems development and implementation costs on new applications.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions segment total revenues for the three and nine months ended September 30, 2003 decreased 8.2% to $261.8 million and 3.3% to $854.7 million, respectively, as compared to the same periods in 2002. Output Solutions segment operating revenues for the three and nine months ended September 30, 2003 decreased 5.6% to $127.1 million and 6.2% to $406.1 million, as compared to the same periods in 2002. The operating revenue decline for the three and nine months ended September 30, 2003 resulted from lower mutual fund, brokerage, banking, telecommunications, and video service industries' revenues.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2003 decreased 6.3% to $255.5 million and 2.2% to $815.6 million, respectively, over the same periods in 2002. The segment results include $0.9 million and $2.4 million of costs for the three and nine months ended September 30, 2003, respectively, and $1.4 million and $9.0 million of costs for the three and nine months ended September 30, 2002, respectively, associated with previously announced facility and other consolidations. Personnel costs for the three and nine months ended September 30, 2003 decreased 1.8% and 3.3%, respectively, over the same periods in 2002.

Depreciation and amortization
Segment depreciation and amortization decreased 9.3% to $8.8 million and 5.4% to $26.4 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.

Income from operations
Segment income from operations for the three months ended September 30, 2003 decreased $5.2 million to a loss of $2.5 million and segment income from operations for the nine months ended September 30, 2003 decreased $10.1 million to $12.7 million, respectively, over the same periods in 2002.  The decrease related primarily to lower revenues.  The segment results include $0.9 million and $2.4 million of costs for the three and nine months ended September 30, 2003, respectively, and $1.4 million and $9.0 million of costs for the three and nine months ended September 30, 2002, respectively, associated with previously announced facility and other consolidations.  Estimated additional facility consolidations charges of $1 million will be expensed when incurred.  There may be material differences between these estimates and actual costs.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management segment total revenues for the three and nine months ended September 30, 2003 increased 1.3% to $60.6 million and 0.3% to $182.6 million, respectively, as compared to the same periods in 2002.  Customer Management segment operating revenues for the three and nine months ended September 30, 2003 were $45.8 million, an increase of $3.3 million or 7.8%, and $135.7 million, an increase of $1.3 million or 1.0%, respectively, over the same periods in 2002.  Processing and software service revenues increased to $45.2 million and $133.4 million, respectively, for the three and nine months ended September 30, 2003 from $41.3 million and $128.5 million, respectively, for the three and nine months ended September 30, 2002.  Processing and software service revenues increased primarily as a result of higher maintenance and license revenues and incremental revenues from additional product features.  Equipment sales decreased to $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2003 from $1.2 million and $5.9 million, respectively, for the three and nine months ended September 30, 2002.  Equipment sales decreased primarily from a significant hardware sale recorded in the first quarter 2002.  Included in the operating revenues for the three months ended September 30, 2003 is $1.8 million related to resolution of billing disputes with a Latin America customer.  Total cable and satellite subscribers serviced were 40.0 million at September 30, 2003, a decrease of 2.7% compared to year end 2002 levels, principally from a net decrease in U.S. cable subscribers serviced.

As previously disclosed, two clients are discontinuing their processing agreements. At September 30, 2003 approximately 2.0 million subscribers were serviced for these clients.

Costs and expenses
Segment costs and expenses for the three and nine months ended September 30, 2003 decreased $1.9 million or 3.6% and $8.2 million or 5.1%, respectively, compared to the same periods in 2002. The decrease for the nine months ended September 30, 2003 over the same period in 2002 is primarily attributable to an overall decrease in compensation expense of $5.4 million, a decrease in professional fees of $3.6 million offset by an increase in software capitalization.

Depreciation and amortization
Segment depreciation and amortization for the three and nine months ended September 30, 2003 decreased $0.2 million to $1.5 million and $0.6 million to $4.8 million, respectively, compared to the same periods in 2002.

Income from operations
Customer Management segment income from operations for the three and nine months ended September 30, 2003 increased $2.9 million to $8.6 million and $9.3 million to $24.2 million, respectively, compared to the same periods in 2002. The increase for the three months ended September 30, 2003 over the same period in 2002 is primarily attributable to an increase in operating revenues of $3.5 million due to software licenses and maintenance and conversions/implementations and decreased costs of $1.9 million. The increase for the nine months ended September 30, 2003 over the same period in 2002 is primarily attributable to an overall decrease in compensation expense of $5.4 million, a decrease in professional fees of $3.6 million offset by an increase in software capitalization.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other segment total revenues were $15.2 million and $44.9 million, respectively, for the three and nine months ended September 30, 2003, an increase of $1.5 million and $3.9 million, respectively, as compared to the same periods in 2002. Investments and Other segment operating revenues were $15.1 million and $44.6 million, respectively, for the three and nine months ended September 30, 2003, an increase of $1.5 million and $4.0 million, respectively, as compared to the same periods in 2002. The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses decreased $1.4 million to $8.7 million and $0.2 million to $27.3 million, respectively, for the three and nine months ended September 30, 2003, as compared to the same periods in 2002.

Depreciation and amortization
Segment depreciation and amortization increased $0.1 million to $3.1 million and $0.9 million to $9.2 million, respectively, for the three and nine months ended September 30, 2003, as compared to the same periods in 2002.

Income from operations
Segment income from operations totaled $3.4 million and $8.4 million, respectively, for the three and nine months ended September 30, 2003, as compared to $0.6 million and $5.2 million, respectively, for the three and nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities totaled $295.0 million for the nine months ended September 30, 2003. Operating cash flows for the nine months ended September 30, 2003 primarily resulted from net income of $157.3 million, depreciation and amortization of $109.1 million and a decrease in accounts receivable of $42.2 million.

Cash flows used in investing activities totaled $193.4 million for the nine months ended September 30, 2003. The Company expended $225.4 million during the nine months ended September 30, 2003 for capital additions, of which $143.6 million related to the Financial Services, Output Solutions and Customer Management segments and $81.8 million related to the Investments and Other segment, which primarily related to acquisitions of buildings and building improvements. The Company made $14.9 million of investments in available-for-sale securities and expended $6.4 million for advances to affiliates and other investments. During the nine months ended September 30, 2003, the Company received $48.8 million from the sale and maturities of investments in available-for-sale securities and $5.8 million primarily from the sale of other investments.

Cash flows provided by financing activities totaled $401.8 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2003, the Company repurchased $142.6 million of common stock.  Net payments totaled $190.0 million for the nine months ended September 30, 2003 on the Company's $315 million revolving credit facility, which brought the outstanding balance to zero at September 30, 2003.  Net payments under the Company's 364-day $50 million line of credit totaled $40.1 million for the nine months ended September 30, 2003, bringing total net borrowings under this facility to $8.5 million at September 30, 2003.  In the second quarter, the Company borrowed $100 million relating to the repurchase of its common stock. Net proceeds from the issuance of convertible senior debentures of $819 million (net of debt issuance costs of $21 million) were used to retire the short term bank note of $100 million and pay off revolving bank debt of $220 million.

During the nine months ended September 30, 2003, the Company purchased 4.2 million shares of its common stock under previously announced share repurchase programs for $142.3 million. The purchase of the shares was financed from cash flow from operations, borrowings under the Company's syndicated line of credit and a $100 million short term bank note. The shares purchased will be utilized for the Company's stock award, employee stock purchase and stock option programs and for general corporate purposes. At September 30, 2003, the Company had 2.2 million shares remaining to be purchased under these programs and had purchased 20.1 million shares since the programs commenced.

On August 25, 2003, the Company announced it had entered into a definitive agreement with Janus Capital Group Inc. ("Janus") under which DST will acquire from Janus 32.3 million shares of DST common stock (27.9% of the outstanding shares) in exchange for all of the stock of a DST subsidiary, DST Output Marketing Services, Inc. ("OMS"), which is part of DST's Output Solutions segment. At the time of the exchange, OMS will hold an operating commercial printing and graphics design business and additional cash to equalize the value of the operating business and shares being exchanged. Janus and DST have agreed that the exchange value of the DST shares at closing will be determined based on the average price of DST common stock during the twenty trading day period prior to the close of the transaction, but at not less than $30.00 per share nor more than $34.50 per share. On this basis, and including the value of its other assets, OMS would have an approximate aggregate value of between $969 million to $1.114 billion, and its assets at closing would include cash of approximately $854 million to approximately $999 million. OMS's revenues for the year ended December 31, 2002 and the nine months ended September 30, 2003 were $105.7 million and $65.7 million, respectively. OMS has approximately 420 employees.

The transaction has been structured in accordance with Section 355 of the Internal Revenue Code and, accordingly, DST does not expect to realize a taxable gain as a result of the exchange. Upon completion of the transaction, which is expected to close in the fourth quarter of 2003 and is subject to DST stockholder approval, Hart-Scott-Rodino clearance, for which the waiting period expired on October 22, 2003 with no request for additional information from the U.S. Department of Justice, and the receipt of final tax opinions, Janus will still own 7.4 million shares of DST common stock or approximately 9% of the outstanding shares but DST will hold a proxy to vote those shares.

DST intends to finance the Janus transaction largely from the net proceeds of its convertible senior debentures, additional borrowings under bank credit facilities and from its other general corporate funds.

If any condition to closing is not satisfied or waived by the parties, DST will not be able to complete the exchange. The Company is unable to predict the ultimate effect of the inability to complete the exchange on the Company. The Company has issued convertible debentures in order to partially finance the exchange and will incur continuing significant costs from such issuance until the retirement of the debentures. In addition, the Company would not be able to achieve the business objectives of the exchange, which could have a harmful effect on DST's business. It is possible that there may be a decline in the market price of the Company's common stock if the exchange is not completed.

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million are expected to be used in conjunction with the previously announced Janus transaction. Pending completion of the Janus transaction, the Company directed the proceeds to retire a short term bank note of $100 million and pay down revolving bank debt of $220 million, with the remainder being invested. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price of the accreted principal amount of the debentures to be redeemed plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a

purchase price of the accreted principal amount of the debentures to be purchased plus accrued and unpaid interest, including contingent interest and liquidated damages, if any, to such purchase date.  For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash.  For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock, or any combination thereof.  The debentures are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  The Company filed a Form S-3 registration statement with the Securities and Exchange Commission under the Securities Act of 1933 related to the debentures.  The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock.  The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

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

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company's previous $125 million five-year revolving credit facility and $120 million 364-day revolving credit facility. The $315 million facility is comprised of a $210 million three-year facility and a $105 million 364-day facility. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.1% to 0.125% is required on the total facility. An additional utilization fee of 0.125% is required if the aggregate principal amount outstanding plus letter of credit obligations exceeds 33% of the total facility. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon applicable credit ratings and the Company's level of indebtedness. The grid may result in fluctuations in borrowing costs. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires certain coverage ratios to be maintained. In addition, the Company is limited, on an annual basis, to making dividends or repurchasing its capital stock in any fiscal year in an amount not to exceed 20% of consolidated net tangible assets. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined in the revolving credit facility, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to make additional loans under the facility.

The Company is in the process of negotiating a $650 million syndicated line of credit facility to replace the Company's $315 million syndicated line of credit facility. The $650 million facility is expected to be comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and will be secured by substantially all of the assets of one of the Company's subsidiaries. Interest rates will be based on LIBOR plus an applicable margin with facility and utilization fees applied. The Company makes no assurance that the credit facility will be completed on these terms, satisfactory terms or that the credit facility will be completed at all.

One of the Company's subsidiaries maintains a 364-day $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature May 2004. The Company plans to renew the facility and is in the process of renegotiating the terms of the facility. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% to 0.2% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain unencumbered liquid assets and stockholder's equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable.

In September 2002, one of the Company's subsidiaries borrowed $106.4 million in real estate mortgages scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principal and interest, based on a 15-year amortization, with interest based on the 30-day LIBOR rate. The loan is secured by real property owned by the Company. In the third quarter 2003, an additional $7.0 million was borrowed. The outstanding balance at September 30, 2003 totaled $108.2 million.

On June 30, 2003, the Company entered into a $100 million unsecured note that matured September 30, 2003. The note carried an interest rate of LIBOR plus 1.00% and was repaid in August.

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

At September 30, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications.

OTHER

Comprehensive income (loss). The Company's comprehensive income totaled $98.0 million and $238.0 million for the three and nine months ended September 30, 2003, respectively, compared to a loss of $128.4 million and a loss of $85.6 million for the comparable periods in 2002. Comprehensive income consists of net income of $52.9 million and $157.3 million and other comprehensive income of $45.1 million and $80.7 million for the three and nine months ended September 30, 2003, respectively, and net income of $51.1 million and $163.6 million and other comprehensive losses of $179.5 million and $249.2 million for the three and nine months ended September 30, 2002, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments. At September 30, 2003, the Company's available-for-sale securities had unrealized losses of $0.9 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of income and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at September 30, 2003 are other than temporary.

The Company recognized investment impairments of $0.3 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, and $3.3 million and $3.5 million for the three and nine months ended September 30, 2002, respectively. A decline in a security's net realizable value that is other than temporary is treated as a realized loss in the statement of income and the cost basis of the security is reduced to its estimated fair value.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities created prior to February 1, 2003. Through its Investments and Other segment, the Company has investments in a number of real estate operations, along with the Company's wholly owned real estate, primarily for the purpose of providing facilities for lease to the Company's other business segments and its affiliates. As described in Liquidity and Capital Resources, the Company has outstanding commitments to certain of these operations, as well as loans to and other potential variable interests in these entities.

The Company is evaluating whether these real estate operations are variable interest entities as defined in FIN 46 and whether FIN 46 otherwise impacts the Company's historical accounting for these relationships.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for multiple revenue-generating activities, such as bundled service agreements, and applies to the Company's non-software transactions. The effect of EITF 00-21 did not have a material impact on the Company's revenue recognition policy for non-software transactions.

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for DST). An exposure draft is expected to be released in the first quarter of 2004 with a final standard issued in the second half of 2004. The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods. DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards. DST discloses the proforma impact of stock based compensation on its earnings in its notes to financial statements.

DST's stock option plan permits stock-for-stock exercises, and also contains a feature that allows for a reload stock option. The reload stock option feature has been included in options granted since February 29, 2000, to encourage early exercise of stock options without diminishing the potential for equity appreciation of equity interests by option holders. The reload feature automatically grants a new option at the then current market price for the number of shares equal to those previously owned shares tendered in a stock for stock exercise and the number of shares withheld to satisfy income tax withholdings. Under the Company's current accounting policies, DST is not required to record a compensation charge for stock option grants as well as automatic grants of reload stock options. Under the proposed accounting rules discussed above, the FASB has determined that, for accounting purposes, all reload option grants will be treated as new grants and will therefore require a separate compensation charge for each reload grant. The Company is unable to control or estimate how many reloadable stock options will be exercised in the future. This would present uncertainty about the impact on DST's financial statements of the expensing of reload options, and the impact could be material to DST's results of operations.

DST has determined that it is in the best interests of the Company to eliminate this uncertainty from future financial results. In that regard, DST determined on November 3, 2003 that the reload feature will be removed from all outstanding stock options. Options with reload features cover an estimated 13.8 million shares of DST stock. DST will compensate employees who currently have reload stock options for the removal of the reload feature from the stock options. The compensation, which will be in the form of cash or restricted stock, depending on the number of reload options an employee has, will be paid or granted to employees before December 31, 2003. DST estimates that it will pay cash compensation of approximately $5.0 million and grant restricted stock with a value of approximately $10.0 million, which will be recorded as compensation expense in the Statement of Income. DST does not expect to include a reload feature in any stock options that may be issued in the future.

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

Available-for-sale equity price risk
The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of September 30, 2003 was $1.0 billion. The impact of a 10% change in fair value of these investments would be approximately $62.6 million to comprehensive income. As discussed under "Comprehensive income (loss)" above, net unrealized gains on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income and financial position.

Interest rate risk
The Company derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts, on which the Company is named as agent. The balances maintained in the bank accounts are subject to fluctuation. At September 30, 2003, there was approximately $1.2 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.1 million of net income.

At September 30, 2003, the Company had $998.3 million of debt, of which $116.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

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

Item 5. Other Information

The following table presents operating data for the Company's operating business segments:
	September 30,	December 31,
	2003	2002

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.	86.9	80.0
International
United Kingdom (1)	3.9	3.5
Canada (2)	3.5	2.5

Security transfer accounts processed (millions)	23.6	25.7

TRAC participants (millions)	3.3	2.8
lock\line supported consumers (millions)	18.6	16.4

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	31.2	32.6
International	8.8	8.5

	For the Nine Months
	Ended September 30,
	2003	2002
Output Solutions Operating Data
Images produced (millions)	6,933	6,465
Items mailed (millions)	1,280	1,317

(1) Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.
(2) Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.22

  Share Exchange Agreement dated August 25, 2003 by and among DST Systems, Inc., DST Output Marketing Services, Inc. and Janus Capital Group Inc., which is attached as Appendix A to the Company's Definitive Proxy Statement for the Special Meeting of Stockholders on November 28, 2003, is hereby incorporated by reference as Exhibit 10.22

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

(b)      Reports on Form 8-K:

  The Company furnished a Current Report on Form 8-K dated July 23, 2003, under Item 9 of such form, reporting the announcement of financial results for the second quarter and six months ended June 30, 2003.

  The Company furnished a Current Report on Form 8-K dated August 5, 2003, under Item 9 of such form, reporting an announcement by the Company of further information about its discussions with Janus Capital Group Inc. regarding a proposed share exchange transaction.

  The Company furnished a Current Report on Form 8-K dated August 5, 2003, under Item 9 of such form, reporting an announcement by the Company concerning its intention to issue convertible senior debentures through a private placement.

  The Company filed a Current Report on Form 8-K dated August 12, 2003, under Item 5 of such form, reporting an announcement by the Company of completion of its offering, pursuant to Rule 144A under the Securities Act of 1933, of convertible senior debentures. Also attached to the Form 8-K are certain agreements entered into in connection with the offering.

  The Company furnished a Current Report on Form 8-K dated August 25, 2003, under Item 9 of such form, reporting an announcement by the Company of an agreement between DST and Janus Capital Group Inc. regarding a share exchange transaction.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 14, 2003.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)