Form 10-K
period 2003-12-31
DST SYSTEMS INC
filed 2004-03-11
CIK 714603

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-14036

DST Systems, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1581814 (I.R.S. Employer identification no.)

333 West 11th Street, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip code)

(816) 435-1000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 Per Share Par Value	Name of each Exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒    NO ☐

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of
June 30, 2003: Common Stock, $0.01 par value – $4,394,515,168

Number of shares outstanding of the Registrant’s common stock as of February 27, 2004:
Common Stock, $0.01 par value – 84,074,370

Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference as indicated:

Document	Part of Form 10-K into Which Incorporated
Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2003	Part III

DST Systems, Inc.
2003 Form 10-K Annual Report
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries, affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the heading “Company-Specific Trends and Risks”. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

PART I

Item 1.	Business

This discussion of the business of DST Systems, Inc. (“DST” or the “Company”) should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, pursuant to rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 16 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company’s Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company’s corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance Committee/Nominating Committee and the Compensation Committee of the DST Board of Directors is available on the Company’s Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary’s Office at (816) 435-4636.

RECENT DEVELOPMENTS IN THE COMPANY’S BUSINESS

The recent business developments of the Company and the Company’s subsidiaries follow.

Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) dated August 25, 2003 among the Company, Janus and the Company’s Output Solutions Segment subsidiary, DST Output Marketing Services, Inc. (“OMS”), the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which DST received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding OMS stock. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and Exchange Agreement terms, the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operating business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million Company shares were valued at $34.50 (representing the cash element of the Janus Exchange) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of the OMS operating business based on the closing price of the Company’s common stock on December 1, 2003). Accordingly, for financial reporting purposes, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not recognized any income tax expense relating to the transaction. OMS’ operating revenues for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $61.4 million and $77.4 million, respectively. OMS’ pre-tax earnings for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $3.7 million and $4.5 million, respectively. OMS has approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products and services of OMS for a period of five years after the December 1, 2003 closing date.

Convertible Debt Offering

In August 2003 the Company issued convertible debentures in order to partially finance the Janus Exchange. The Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. For a more detailed description of these debentures, see “Significant Events – Convertible Debt Offering” in MD&A under Item 7 herein.

New Syndicated Line of Credit Facility

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by marketable securities owned by one of the Company’s subsidiaries. Interest rates are based on LIBOR plus an applicable margin with facility and utilization fees applied. Approximately $500 million was initially drawn against this facility to partially finance the Janus Exchange. For a more detailed description of the credit facility, see “Significant Events – New Syndicated Line of Credit Facility” in MD&A under Item 7 herein.

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

Financial Services

DST’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. DST’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; securities transfer systems offered to corporations, corporate trustees and transfer agents; investment management systems offered to U.S. and international investment managers and fund accountants; a workflow management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators and health care providers; and record-keeping systems to support “managed account” investment products. DST also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs.

The Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

DST’s Output Solutions Segment provides single source, integrated print and electronic communications solutions. In the U.S., the Company provides customized and personalized bill and statement processing services, electronic bill payment and presentment solutions and computer output archival solutions.

The Segment also offers its services to the Canadian and U.K. markets. DST Output Canada Inc. (“DST Output Canada”), formerly known as Xebec Imaging Services, Inc., offers customer communications and document automation solutions to the Canadian market. DST International Output Limited (“DST International Output”) provides personalized paper and electronic communications principally in the U.K.

The Segment distributes its products directly in connection with the provision of certain Financial Services and Customer Management products and in connection with other providers of data processing services.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2003, including approximately 12.8 million shares of State Street Corporation (“State Street”) with a market value of $666 million and 8.6 million shares of Computer Sciences Corporation (“CSC”) with a market value of $382 million. Additionally, the Company owns and operates 2.7 million square feet of real estate, mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.

Source of Revenue

The Company’s sources of revenue are presented below. The sources listed may be served by more than one of the Company’s business segments.

	Year Ended December 31,

	2003		2002		2001

			(dollars in millions)
U. S. operating revenues
Mutual fund / investment management	$667.7	38.7%	$630.9	38.1%	$640.7	38.7%
Securities transfer	244.1	14.2%	267.1	16.1%	257.7	15.6%
Other financial services	116.0	6.7%	135.5	8.2%	122.2	7.4%
Video/broadband/satellite TV	174.5	10.1%	182.6	11.0%	204.6	12.4%
Telecommunications and utilities	210.8	12.2%	173.1	10.4%	166.8	10.1%
Other	123.2	7.2%	115.3	7.0%	128.5	7.6%

Total U.S. operating revenues	1,536.3	89.1%	1,504.5	90.8%	1,520.5	91.8%

International operating revenues
Mutual fund / investment management	101.9	5.9%	88.4	5.3%	81.1	4.9%
Other financial services	52.3	3.0%	34.1	2.1%	20.9	1.3%
Video/broadband/satellite TV	17.3	1.0%	15.5	0.9%	18.1	1.1%
Telecommunications and utilities	6.5	0.4%	4.9	0.3%	4.1	0.2%
Other	10.6	0.6%	10.5	0.6%	11.3	0.7%

Total international operating revenues	188.6	10.9%	153.4	9.2%	135.5	8.2%

Total operating revenues	1,724.9	100.0%	1,657.9	100.0%	1,656.0	100.0%
Out-of-pocket reimbursements (1)	691.4		725.9		724.7

Total revenues	$2,416.3		$2,383.8		$2,380.7

(1) Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: mutual fund shareowner processing, corporate securities processing, business process management, investment management software and services and consumer risk transfer programs.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,

Financial Services Operating Data	2003	2002	2001

Revenues (in millions)
Operating Revenues
U.S.	$937.5	$870.5	$803.8
International	123.0	100.3	100.0

Total Operating Revenues	1,060.5	970.8	903.8
Out-of-pocket reimbursements (1)	126.8	143.9	143.6

Total Revenues	$1,187.3	$1,114.7	$1,047.4

Mutual fund shareowner accounts processed (millions)
U.S
Non-retirement accounts	54.0	50.1	48.0
IRA mutual fund accounts	23.7	22.1	20.8
TRAC mutual fund accounts	6.1	5.1	4.4
Section 529 and Educational IRA’s	4.1	2.7	1.2

	87.9	80.0	74.4

International
United Kingdom (2)	4.6	3.5	3.1
Canada (3)	2.7	2.5	1.5

TRAC participants (millions)	3.5	2.8	2.5
Security transfer accounts processed (millions)	22.9	25.7	27.8
Automated Work Distributor workstations (thousands)	87.0	84.6	81.4
lock\line supported consumers (millions)	19.8	16.4

(1)	Principally rebillable postage and telecommunication expenditures and print mail services, which are reimbursed by customers.
(2)	Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.
(3)	Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

U.S. Mutual Fund Shareowner Processing

Most of the Financial Services Segment’s clients who utilize the Company’s proprietary mutual fund recordkeeping systems are “open-end” mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. Purchases and sales (referred to as “redemptions”) of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual fund on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, timely and accurate accounting and recordkeeping of shareowner and fund investment activity is critical.

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

A majority of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; creating and tabulating proxies; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes equity, fixed income and money market load, no-load and multi-class funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2003, the Company provided shareowner accounting processing services for approximately 87.9 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances into credit-quality money market funds. “Remote” service processing is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company’s data processing facilities using the Company’s telecommunications network. “Shared” service processing allows client personnel to handle telephone inquiries while the Company’s or an affiliate’s personnel retain transaction processing functions. This service is facilitated by the implementation of Automated Work Distributor (“AWD”), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company’s proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account and number of funds for system processing services and on a per account, number of fund and transaction basis for clerical services. The Company’s policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts (“IRAs”) and Educational Savings Plans, which include both Section 529 and Coverdell plans.

The Company’s TRAC component of TA2000 provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and mutual fund shareowner accounting. The Company offers TRAC on a full-service and remote basis. The Company regards the retirement plan market as a significant growth opportunity for its services and products because: (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs; (ii) mutual funds, because of their features, are popular selections for investment by such plans; and (iii) retirement plan participants normally elect to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2003, TA2000 serviced 23.7 million IRAs invested in mutual funds, including 5.4 million Roth IRAs. TA2000 also supported the processing of 4.1 million educational savings accounts, of which 3.5 million are Section 529 plan accounts. In addition, TRAC provided recordkeeping for 3.5 million retirement plan participants with 6.1 million related TA2000 mutual fund accounts at December 31, 2003.

TA2000 Subaccounting

TA2000 Subaccounting services are offered on a remote basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the firm’s registered representatives. The subaccounting platform, which is a feature of TA2000, is designed to meet the complex reconciliation and system interfaces required by broker/dealers who require this capability. Revenues are based generally on a per account and number of funds basis.

Products Supporting Mutual Fund Distribution and Marketing

The Company has developed products to meet the changing service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company is the largest processor of the mutual fund industry’s volume on Fund/Serv and Networking, two systems developed for mutual fund distribution by the National Securities Clearing Corporation, a subsidiary of The Depository Trust & Clearing Corporation. The Company has also developed the Financial Access Network (“FAN”), the technological infrastructure that facilitates emerging channels of mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client’s Web site to TA2000, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client’s own Web application directly into TA2000, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken and Microsoft Money for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (v) Vision, which enables broker/dealers and financial advisors to view their clients’ mutual fund and variable annuity positions, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions processed.

Boston Financial Data Services, Inc. (“BFDS”)

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company’s services and products. BFDS combines use of the Company’s proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to approximately 128 U.S. mutual fund companies. BFDS also offers remittance processing, class action administration services, teleservicing (for its current mutual fund clients and typically billed as a separate fee) and full-service support for defined contribution plans using the Company’s TRAC system. BFDS is the Financial Services Segment’s largest customer, accounting for approximately 8.9% of the Segment’s operating revenues in 2003.

Revenues are derived on a per account, number of fund and transaction basis. BFDS also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. (“IFDS U.K.”)

IFDS U.K. offers full and remote service processing for Open Ended Investment Companies (“OEIC”) and unit trusts and related products serving 4.6 million unitholder and OEIC accounts at December 31, 2003. It is the largest third party provider of such services in the U. K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis. IFDS U.K.’s policy is not to license FAST.

International Financial Data Services, Canada (“IFDS Canada”)

IFDS Canada has developed iFast, a proprietary mutual fund recordkeeping system. IFDS Canada provides remote mutual fund shareowner processing in Canada using iFast and licenses iFast to mutual fund companies in related markets outside Canada. IFDS Canada provides full-service processing to the Canadian mutual fund industry using iFAST and full-service processing for U.S. offshore mutual funds using TA2000. IFDS Canada also has installed its mutual fund system in Germany, Saudi Arabia and Switzerland. IFDS Canada also services approximately 3.5 million accounts under facility management arrangements using the iFAST system. Revenues are derived from providing remote mutual fund shareowner processing services, time and material fees for client-specific enhancements and support to the remote processing, facilities management, and to a lesser degree, from licensing its mutual fund shareowner system to mutual fund companies.

International Financial Data Services, Luxembourg (“IFDS Luxembourg”)

IFDS Luxembourg provides mutual fund systems and services to the Luxembourg and continental European market. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Corporate Securities Processing

EquiServe, Inc. (“EquiServe”) is one of the nation’s largest corporate shareholder service providers, maintaining and servicing the records of 22.3 million registered shareholder accounts for more than 1,300 publicly traded companies and closed-end funds. EquiServe clients currently include 17 of the 30 companies comprising the Dow Jones Industrial Average and 153 of the companies in the Standard and Poor’s 500 Index.

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

EquiServe derives revenues from its securities processing services through use of the Company’s proprietary software systems, clerical processing services and other related products. Fees for accounting services are generally charged based on number of accounts, CUSIPs and transactions. EquiServe also derives revenues from investment earnings related to cash balances maintained in corporate transfer agency bank accounts.

Employee Plan Administration

EquiServe services more than 300 employee stock purchase and stock option plans with over two million employee accounts. EquiServe provides a complete range of employee stock option services, from full service administration of employee stock option plans to remote support of companies who do their own recordkeeping services. EquiServe has developed a proprietary employee stock purchase plan system that tracks and reports disqualifying dispositions, utilizes an automated enrollment system and has the ability to provide multi-lingual printing, multi-lingual interactive voice response systems and multi-currency disbursements to support internationally-based employee participants.

In 2003, EquiServe expanded its employee plan administration business internationally. It offers global employee stock option administration and international employee stock purchase plans services.

Revenues from these services are based generally on the number of employee accounts in the employee plans, the number of transactions processed and the number of employee plan accounts maintained.

Investment Plan Administration

EquiServe’s investment plan administration services encompass all types of investment plans, including direct stock purchase plans (“DSPPs”) and traditional dividend reinvestment plans. DSPPs (also called open enrollment plans) offer interested investors who are not current shareholders the opportunity to purchase shares directly in a company without going through a broker. EquiServe is a leading provider of investment plan administrative services, with 5.8 million plan participants for 180 DSPP clients and more than 400 dividend reinvestment plans.

Revenues from these services are based generally on the number of transactions and the number of investment plan accounts maintained.

Fairway

DST is implementing a new securities transfer system called Fairway, which is designed to meet the changing processing and regulatory requirements of the corporate stock transfer industry. Currently, over 560 clients have been converted to Fairway, representing over 2.2 million accounts or 9.6% of the approximately 23 million accounts serviced by the Company. By the end of 2003, DST had delivered a substantially complete system for equity securities, although significant customization will be required for specific major clients to complete the conversion process. DST believes that the implementation of Fairway along with other DST proprietary software, such as AWD, will continue to provide EquiServe with technologically advanced software in the securities transfer industry. It is the Company’s policy not to license Fairway.

Investment Management Products

DST International Limited, a U.K. company, (“DST International”), provides investment management and portfolio accounting software (primarily on a license basis) and services to over 600 clients in 55 countries worldwide, serviced by offices in the U.K., U.S., Australia, New Zealand, Hong Kong, Singapore, Philippines, Thailand, Japan and South Africa. DST International offers a wide range of products and services, both in the U.S. and internationally, which used together form a complete integrated solution for the investment management community.

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

HiRisk is a risk management solution designed for institutional investors and investment managers. It produces a broad range of absolute and benchmark-relative risk measures that can be calibrated to different investment strategies.

The Company derives revenues from the above products and services, from license fees, fees for customized installation and programming services and annual maintenance fees.

In addition, DST International also supports its legacy Impart/Uptix and Paladign investment accounting systems. DST International also distributes and supports AWD outside North America under the name HiBPM.

Business Process Management (“BPM”) through AWD

AWD is designed to help companies improve operating efficiency and customer satisfaction. AWD captures all customer interactions including mail, telephone calls, Internet, e-mail, faxes, etc., at the point of contact, prioritizes and assigns the work to the appropriate resource and tracks the contact through completion. By enforcing standard business processes independent of the origin of a request, AWD allows seamless delivery of consistent service across all channels, resulting in improved customer satisfaction. AWD also enables customers with multiple service centers to seamlessly move work between locations, removing geography as a barrier to productivity gains.

AWD’s automation components allow customers to remove associates from tasks in which human interaction is not required, enabling increased productivity. In addition, AWD’s application integration components allow customers to seamlessly link business processes that cross multiple legacy systems. The AWD product suite also includes imaging and content management, a business intelligence subsystem, a contact center desktop, proactive call scripting, intelligent character recognition, digitized voice processing and full support for e-mail and Web-based customer service.

Initially introduced to enhance the Company’s mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD supports open architecture platforms running on Sun Solaris, Microsoft Windows or IBM servers utilizing Windows and browser-based desktops. AWD’s application-centric architecture allows customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company’s integration toolkits and open product architecture allow AWD to easily interface with customers’ existing application systems and enterprise integration infrastructures. AWD is an enterprise scale application implemented in many different industries including mutual funds, mortgage origination and servicing, life insurance, healthcare providers and payers, property and casualty insurance, banking, brokerage, and video/broadband. AWD customers are located in over fifteen countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, Hong Kong, Mainland China, Taiwan and Japan.

In addition to licensing the AWD product, DST provides hosting for the application. Customers can access AWD at the AWD Data Center using the Company’s telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to the Company’s customers. The Company also provides business process outsourcing services to their AWD customers.

The Company derives AWD revenues from multi-year service and usage agreements based on the number of users accessing the software and fixed fee license agreements that may include provisions for additional license payments in the event the number of users increases. The Company also derives AWD revenues from fees for implementation services, custom programming, annual software maintenance, AWD Data Center operations and business process outsourcing.

Consumer Risk Transfer Programs

lock\line, LLC (“lock\line”) is the largest provider of customized services for wireless equipment replacement programs in the U.S., servicing over 13 million wireless consumers. lock\line also offers systems and services to support customized equipment maintenance and debt protection programs within the telecommunications and financial services industries. lock\line services markets in the U.S. and its territories.

Wireless Equipment Replacement Programs

Most wireless telecommunications service providers make available to their subscribers protection for their wireless communication devices in the event that the equipment is lost, stolen, damaged or suffers a mechanical breakdown beyond the manufacturer’s warranty period. The programs are customizable for each wireless provider and are offered through selected insurance companies. lock\line is an administrator of these programs, providing enrollment, replacement authorization and financial reporting utilizing the proprietarily developed and enhanced Wireless Insurance Tracking System.

Equipment Maintenance Programs

These programs provide extended service protection to the customers of service providers or retailers for mechanical breakdown within or beyond the manufacturer’s warranty period. Users of the programs include local phone service customers who protect home phones and caller ID units. lock\line issues service contracts offered to the consumer with those obligations insured by a Service Contract Reimbursement Policy provided by an insurance company. lock\line is also an administrator of the programs, providing enrollment, replacement authorization and financial reporting utilizing its proprietary Warranty Tracking System.

Debt Protection Programs

These programs provide credit card and installment loan consumers protection for their credit ratings in the event they suffer a Life Altering Event (“LAE”) and cannot pay their monthly credit card/loan payment. Common LAE’s include death, disability, unemployment, hospitalization and family leave. lock\line is an administrator of these programs, providing enrollment, collateral fulfillment, debt cancellation authorization and financial reporting utilizing its proprietary Debt Cancellation Tracking System.

The Company’s revenues from Consumer Risk Transfer Programs are based on the number of enrolled customers for the wireless equipment insurance programs and equipment maintenance plans and based on the customer’s outstanding balances for the debt protection programs. The Company receives gross premiums from which it collects its administration fees and passes along the insurance premium portion to an insurance carrier or to captive insurance companies. The Company records revenue based on the administrative fee it retains.

Wealth Management and Advisor Products

Managed Asset Platform (“MAP”)

MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Although they can take different forms, managed accounts are generally individual investment accounts offered by financial consultants who provide advisory services. They are managed by independent money managers using an asset-based fee structure. Managed accounts can be individually profiled for risk, goals and preferences. They are managed for tax efficiency and can be diversified among several types of investment instruments including stocks, bonds and mutual funds.

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

Revenues for MAP are generally derived based on the number of accounts.

Open Platform for Advisors (“OpenPFA”)

OpenPFA is a global “open product” and service utility that meet the needs of financial and investment advisors/firms (“Advisors”), investment managers/firms (“Managers”) and their clients (“Investors”). OpenPFA presents a vertically integrated platform that aggregates specific data, offers full trading, reconciliation, reallocation and rebalancing services for various investment products, provides tax reporting and combines all asset information and account activity in complete summary reports that are functionally efficient and investor-friendly.

Revenues for OpenPFA are based on asset balances invested and are calculated at the account level.

Winchester Information Processing Services

Winchester Information Processing Services primarily supports the computing needs of the Company’s Financial Services Segment and certain products of the Output Solutions and Customer Management Segment with two data centers in Kansas City, Missouri and a recovery data center in St. Louis, Missouri.

The Winchester Data Center (“Winchester”) is the Company’s primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs seven mainframe computers with a combined processing capacity of more than 13,900 million instructions per second and direct access storage devices with an aggregate storage capacity that exceeds 84 trillion bytes. Winchester also contains more than 800 servers supporting NT, UNIX and AS/400 small and midrange computing environments. These servers are used to support DST’s products and processing for certain of the Company’s affiliates. The physical facility is designed to withstand tornado-force winds

The AWD Data Center supports the Company’s AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM AS/400 computers and optical storage systems, which support more than 15,100 AWD Image users. AWD users include DST’s full-service mutual fund and corporate securities operations as well as several of the Company’s remote AWD customers and other financial services companies. The AWD Data Center also houses over 300 servers supporting various Company products and Winchester’s remote tape storage using IBM’s automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

Each of the Kansas City data centers is staffed 24-hours-a-day, seven-days-a-week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company’s clients. The networks, which serve hundreds of thousands of computer users, have redundant pathing and software, which provides for automatic rerouting of data transmission in the event of carrier circuit failure.

During 2003, the Company established its own Recovery Data Center. The Recovery Data Center is essentially equivalent in size and design to the Winchester Data Center. It houses the latest mainframe technology, including three mainframe computers that have the capacity to run over 14,600 MIPS and the capacity to store more than 113 trillion bytes of DASD. The Company’s data communications network is linked to the Recovery Data Center to enable client access to the center. The AS/400 processors at the AWD Data Center and the AS/400 processors at Winchester provide contingency plan capabilities for each other’s processing needs. The Company regularly tests disaster recovery processes.

Argus Health Systems, Inc. (“Argus”)

Argus is a 50% owned joint venture of the Company and a privately held life insurance holding company.

Argus provides claims processing, information services and administrative support to help manage pharmacy benefit programs. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, rebate contracting and rebate processing. A primary focus for Argus is the overall improvement in the health of its customer’s members in the most cost effective manner that can be delivered in today’s marketplace.

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

The Company provides data processing, telecommunications and output solutions services to Argus and Argus operates IPNS at Winchester and the AWD Data Center. Argus’ primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, pharmaceutical rebate contracting and processing as well as clinical programs and management reporting for the benefit of their customers.

Wall Street Access, LLC (“Wall Street Access”)

Wall Street Access is a provider of online brokerage services to individual traders and professional money managers. The Company has a 20% interest in Wall Street Access. EquiServe, MAP and OpenPFA conduct certain business through Wall Street Access.

Wall Street Access derives revenue in several ways, including asset management, trade commissions, sale of research subscriptions and investment transactions.

Customer Concentration

The Financial Services Segment’s five largest customers accounted for 24.6% of segment operating revenues in 2003, including 8.9% from its largest customer.

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

The Company markets its BPM products directly to mutual fund and other investment management firms, insurance companies, brokerage firms, banks, healthcare payers and providers, and cable TV operators located in the U.S., Canada, U.K., Europe, Australia, South Africa and Asia-Pacific. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. CSC’s Financial Services Group distributes the Company’s AWD product to life and property and casualty insurance companies worldwide.

The Company markets its consumer risk transfer programs directly to wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, mortgage lenders and insurance companies. The Company maintains a sales support staff, including client services and technical sales teams, to target these markets.

Competition

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity, software development and price. The Company believes there is significant competition in its markets. The Company’s ability to compete effectively is dependent on the availability of capital. Some of the Company’s competitors have greater resources and greater access to capital than the Company and its affiliates.

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

The Company’s corporate securities services and products compete with other third party providers and companies who perform their services in-house with licensed or internally developed systems. Financial institutions competing with the Company may have an advantage because they can leverage other credit and service relationships with the client and take into consideration the value of their clients’ funds on deposit in pricing their services. The Company believes its most significant competitors for corporate securities processing services are Mellon Bank, Bank of New York, Computershare Limited, American Stock Transfer and SunGard Data Systems, Inc.

The Company has significant competition with its investment management systems. Principal competitors are bundled service providers, third-party software service providers and those companies that license their products. Competitive factors are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for investment management systems are SunGard Data Systems, Inc., State Street (including Princeton Financial Systems, Inc.), Misys plc, SS&C Technologies, Inc., Advent Software, Inc. and Datastream Systems, Inc.

The Company’s BPM products compete with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant BPM competitors are Siebel Systems, Inc., Filenet Corporation, IBM, Pegasystems and Staffware plc.

The Company’s consumer risk transfer programs compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, mortgage lenders and insurance companies. The Company believes its most significant third party competitors for consumer risk transfer programs are Asurion, Assurant Group and Warranty Corporation of America, Inc.

Intellectual Property

The Company holds a U.S. patent, and various trademarks and copyrights covering various aspects of its information processing and computer software services and products. The duration of the patent term is 20 years from its earliest application filing date. The patent term is not renewable and may be subject to a term disclaimer. In special circumstances, a term extension may have been granted. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed at the time. The Company believes its copyright registrations are adequate to protect its original works of authorship. The Company believes that although its patents, trademarks and copyrights are valuable, the Company’s success depends upon its product and service quality, marketing and service skills. However, despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

Agreements

The Company typically enters into multi-year agreements with its Financial Services Segment clients. The agreements generally allow the Company to charge fees based on the number of underlying units processed and fixed rates per unit. The terms of all agreements are separately negotiated and sometimes contain service standards and/or allow clients to cancel with or without payment of a cancellation fee. They typically obligate the Company to indemnify the client for damages arising from the Company’s breach, obligate the client to indemnify the Company for damages arising from the Company’s performance of services, limit the Company’s liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. The Company licenses its investment management and business process management products, typically on a perpetual basis. The licenses are accompanied by service and maintenance agreements which must be current for the Company to have any continuing responsibilities thereunder. Other than service requirements necessitated by new laws and regulations, the terms and conditions contained in typical Financial Services Segment client agreements have not changed significantly over the last three years.

OUTPUT SOLUTIONS SEGMENT

DST’s Output Solutions Segment provides single source, integrated print and electronic communications solutions. The Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation and personalization and messaging tools. The Segment provides customized and personalized bill and statement processing services, electronic bill payment and presentment solutions and computer output archival solutions. These capabilities establish DST Output as a preferred service provider to customers of the Financial Services and Customer Management Segments and to other industries that place a premium on customer communications and require high quality, accurate and timely bill and statement processing.

DST Output is among the largest first class mailers in the U.S., mailing 1.7 billion items in 2003 from production centers strategically located throughout the U.S. The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

Sources of revenue by major industry served are listed below.

	Year Ended December 31,

Output Solutions Operating Data	2003	2002	2001

Revenues (in millions)
U.S. operating revenues (1)
Mutual fund/investment management	$125.8	$138.3	$153.2
Securities transfer	3.6	4.9	8.4
Other financial services	76.4	90.6	93.6
Video/broadband/satellite TV	66.2	65.9	73.6
Telecommunications and utilities	142.1	146.1	165.7
Other	78.1	89.2	98.1

	492.2	535.0	592.6

International operating revenues
Mutual fund/investment management	2.7	1.1	0.8
Other financial services	31.3	21.1	3.0
Telecommunications and utilities	0.2	0.2	0.8
Other	7.7	10.4	10.5

	41.9	32.8	15.1

Total operating revenues	534.1	567.8	607.7
Out-of-pocket reimbursements (2), (1)	589.8	606.6	607.3

Total revenues	$1,123.9	$1,174.4	$1,215.0

Images produced (billions)	9.3	8.6	8.2
Items mailed (billions)	1.7	1.8	1.9

(1)

Includes operating revenues from OMS of $61.4 million, $77.4 million and $80.6 million for the period January 1 through December 1, 2003 and for the years ended 2002 and 2001, respectively; and out-of-pocket reimbursement revenues of $19.6 million, $28.3 million and $31.4 million for the period January 1 through December 1, 2003 and for the years ended 2002 and 2001, respectively.

(2)	Principally rebillable postage expenditures, which are reimbursed by customers.

Statement and Billing Services

Statement processing services are supported by integrated and automated production environments that transform electronic data received from clients into customized bills and statements that can be delivered in print or electronic format in accordance with individual customer preferences. The highly automated production environment maximizes postal savings while minimizing delivery time.

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

Direct Access, a proprietary Web-based portal, enables customers to have near real-time monitoring of production activities and reporting functions, enhancing customer control of the process. Using standard Internet browsers and entry through secured access, customers can remotely monitor line auditing, job tracking, reporting and inventory management throughout the production process. This capability is the portal through which clients can access from their desktops all of the job management and campaign management tools being made available.

The Segment has created an automated information and technology infrastructure that electronically formats data and manages the presentation over the Web or provides alternative feeds for statement printing. As electronic statements and payment solutions have become more widely used, communications service providers, utilities, financial services and other companies require electronic statement and bill presentment capabilities. To fulfill this requirement, DST Output offers two product lines: e.bill.anywhere for electronic bill presentment and payment and Informa for electronic presentment of mutual fund statements and prospectuses, brokerage statements, confirmations and tax documents.

A growing number of key marketing alliances have been established with industry leading companies to extend the reach and value of the Segment’s electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is in the position of being a full-service supplier of fully integrated print and electronic customer communications that enable its clients to build lasting one-to-one relationships with their customers.

The Segment offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer’s software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Revenues from electronic statement and payment solutions are generated from initial implementation fees and recurring revenue based on the number of statements created and viewed and transactions processed. These revenues are influenced by both new account acquisitions and customer adoption rates.

Design Services

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

Archival and Retrieval Solutions

The need for archival and customer service retrieval of statements is addressed by the Segment’s viewing and storage solutions. These products provide customer service representatives with a statement image, which can enable faster customer service calls and improved first-call resolution rates. Sophisticated computer output CD, microfilm and microfiche capabilities are also available for long-term archival.

Revenue is derived from the number of images or sheets produced.

New Products

The Segment has launched two new products targeted at the insurance and healthcare markets.

The Segment’s insurance communications solution, VeraSure, will derive revenue from the integration and reselling of technology from alliance partners; and the production of print and electronic insurance documents, such as policies, premium notices, compliance documents and other mission critical communications that support the client’s strategic business initiatives.

VeraPro is the Segment’s healthcare communications solution and will derive revenue from the integration and reselling of technology from alliance partners; and from the delivery of print, electronic and fulfillment communications for large payor and provider organizations. Such healthcare communications include transactional (explanation of benefits, explanation of payments, checks and remittance advices) and non-transactional pre- and post-enrollment (benefit booklets, evidence of coverage, provider directories, and membership identification cards) communications.

Production Facilities

In 2003, the Output Solutions Segment completed a U.S. production center consolidation program resulting in three enlarged and geographically dispersed production facilities in El Dorado Hills, California, Kansas City, Missouri, and Hartford, Connecticut. The centers offer high production roll form and sheet fed production print processes, monochrome to full color, variable data printing and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Services for the Canadian and U.K. marketplaces are provided through facilities in Toronto, Canada and Bristol, England, respectively.

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

Customer Concentration

The Output Solutions Segment’s five largest customers accounted for 26.1% of Segment operating revenues in 2003, including 9.6% from its largest client. One customer, representing 6.4% of the Segment’s 2003 operating revenues, has informed the Company of its plans to discontinue its use of the Segment’s services effective February 2004.

Customer Diversification

The Output Solutions Segment has a broad and diversified base of customers throughout North America and the U.K. It also has a growing penetration in healthcare as well as strong positions in transportation, package delivery, utilities and other sectors where frequent communication through statements, invoices or bills to large customer bases are the norm.

Marketing / Distribution

The Output Solutions Segment distributes its product directly to end customers and through distribution relationships with providers of data processing services. The Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services and Customer Management Segments. The Segment maintains a field operations sales staff, including client services, technical support teams and significant design resources, to target these markets. Key marketing alliances have been established with industry leading companies to extend the reach and value of the Segment’s integrated print and electronic solutions. The Exchange Agreement for the Janus Exchange subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

Competition

The key competitive factors for the Segment are price, the ability to offer single source integrated print and electronic solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic delivery solutions services are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment’s printing operations are located and national competitors such as R.R. Donnelly, Inc., Moore Wallace Incorporated, Bowne and Co. Inc., Automated Data Processing, Inc., PFPC, Inc., CSG Systems International, Inc., Derivion Corporation, Electronic Data Systems, Inc., IBM and Princeton eCom.

Intellectual Property

The Company holds numerous U.S. patents covering various aspects of its statement processing services and technology. The Company has no foreign patents. The duration of these patents are generally 20 years from the application filing dates or, if the application contains a reference to an earlier filed application, 20 years from the earliest application filing date. The patent terms are not renewable and may be subject to term disclaimers. In special circumstances, term extensions may have been granted. The Company believes that although the patents it holds are valuable, the Company’s success depends upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s system and processes.

Agreements

The Company’s subsidiaries in the Output Solutions Segment typically enter into multi-year, fixed price agreements with their clients. The agreements generally enable the Company to charge fees, based on a fixed rate, on the number of items processed. The agreements are separately negotiated and sometimes contain service standards and/or allow clients to cancel with or without payment of a cancellation fee. They typically obligate the Company subsidiary to indemnify the client for damages arising from the subsidiary’s breach, limit the subsidiary’s liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. The terms and conditions contained in typical Output Solutions Segment client agreements have not changed significantly over the last three years.

CUSTOMER MANAGEMENT SEGMENT

The Company’s Customer Management Segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet Protocol (“IP”) telephony, Internet and utility markets. The Segment serves more than 39 million cable and satellite TV subscribers worldwide and its services and products are currently used by the largest DBS provider in the U.S., as well as by five of the top 10 U.S. video/broadband companies.

The Segment’s revenues are primarily based on the number of subscribers, the end-users of the services offered by the Segment’s clients, the number of bills mailed and/or the number of images produced. Agreements with clients are typically multi-year contracts subject to periodic renewals and inflation-based fee adjustments. Certain of the Segment’s customers license the customer management software under term license agreements.

	Year Ended December 31,

Customer Management Operating Data	2003	2002	2001

Revenues (in millions)
Operating revenues
U.S.	$156.6	$157.4	$178.3
International	23.6	20.1	20.4

Total operating revenues	180.2	177.5	198.7
Out-of-pocket reimbursements (1)	61.5	64.4	69.1

Total revenues	$241.7	$241.9	$267.8

Video/broadband/satellite TV subscribers processed (millions)
U.S.	30.4	32.6	32.7
International	8.9	8.5	8.2

(1)	Principally rebillable postage expenditures, which are reimbursed by customers.

The Segment offers a comprehensive customer management and billing solution by providing core customer care products that are supplemented with the products and services offered from the Company’s other operating segments.

Systems and Services

Customer Care and Billing

The Customer Management Segment’s comprehensive customer management and billing solution includes a flexible and open platform on which to base a complete back-office and customer support system. Four platforms are provided, each designed for specific markets: DDP/SQL and Intelecable serve the video/broadband market worldwide; Subscriber Transaction Management System (“STMS”) serves the DBS industry; and HiAffinity (supported by DST International) serves the global utility market.

DDP/SQL has supported the U.S. video/broadband market for more than 20 years and currently runs in over 260 locations supporting more than 17 million cable and broadband subscribers.

Intelecable is a convergent billing system supporting video, voice, data and other IP services. The customer care and billing platform now supports over ten million end-users in over 100 locations in 14 countries and operates in a variety of languages, including Japanese.

STMS was specifically developed for use by the Company to provide customer care and billing services for DirecTV, Inc., the largest DBS provider in the U.S.

HiAffinity is a sophisticated customer management and open billing system for the utility and energy industries worldwide.

The Company is developing a new billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over IP (“VoIP”) telephony markets. The solution is being built to meet the needs of medium to large scale service providers that typically offer multiple lines of business and desire a single system to manage their complete customer life cycle. The solution is a component-based approach that is expected to exceed the architectural and functional capabilities of customer care and billing applications in the domestic and international marketplace today. This solution will include the capabilities provided by the Company’s AWD product.

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

Customer Relationship Management and Decision Support through AWD

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

Professional Services, Training and Support

The Customer Management Segment provides consulting and training services to ensure that customers are able to leverage the most from their business. The professional services teams make recommendations on launching new services, oversee or assist with back-office operations such as integrations, implementations and conversions, provide interactive and customized training classes and design custom-tailored applications and interfaces to improve operational efficiency. The Segment provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training.

Customer Concentration

The Customer Management Segment’s five largest customers accounted for 53.4% of Segment operating revenues in 2003, including 20.8% from its largest client. Two customers, representing 10.6% of the Segment’s 2003 operating revenues, have discontinued their processing agreements with the Company.

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

Competition

The key competitive factors for the Segment are price, the quality and speed of service provided, features offered and the quality of customer support. The market for the Customer Management Segment’s products and services is highly competitive and competition is increasing as additional technologies are introduced within the broadband industry and continued consolidation within the market occurs. The Segment competes with both independent providers and service providers with their own in-house systems. The Segment believes its most significant competitors for customer management software systems are Convergys, Inc. and CSG Systems International, Inc.

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

Intellectual Property

The Company holds trademarks and copyrights covering various aspects of its customer management, billing and marketing solutions. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed at the time. The Company believes its copyright registrations are adequate to protect its original works of authorship. The Company believes that although its trademarks and copyrights are valuable, the Company’s success depends upon its product and service quality, marketing and service skills. However, despite trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

Agreements

The Company’s subsidiaries in the Customer Management Segment typically enter into multi-year, fixed term license and service agreements with their clients that include negotiated development, support and maintenance terms and conditions. The terms of all agreements are separately negotiated and typically obligate the Company subsidiary to indemnify the client for damages arising from the subsidiary’s breach, limit the subsidiary’s liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. The terms and conditions contained in typical Customer Management Segment client agreements have not changed significantly over the last three years; however, in one agreement for a significant customer, a Customer Management Segment subsidiary has agreed to develop and implement a new billing software system to replace the billing system currently used by the customer. That agreement contains more significant development undertakings, service levels and financial obligations than typical Customer Management Segment client agreements.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates.

Investments

The Company holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2003, including approximately 12.8 million shares of State Street with a market value of $666 million and 8.6 million shares of CSC with a market value of $382 million.

Real Estate

The Company’s real estate subsidiaries own approximately 1.4 million square feet of office space and approximately 1.3 million square feet of production facilities, which are held primarily for lease to the Company’s other business segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company’s operating segments.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company’s research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company expended $201.2 million, $175.0 million and $175.2 million in 2003, 2002 and 2001, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $61.8 million, $45.2 million and $43.2 million was capitalized in 2003, 2002 and 2001, respectively. Client funded software development and maintenance expenditures totaled $17.5 million, $23.3 million and $12.7 million for 2003, 2002 and 2001, respectively.

EMPLOYEES

As of December 31, 2003, the Company and its majority owned subsidiaries employed approximately 11,400 employees, including approximately 7,300 in the Financial Services Segment, 3,200 in the Output Solutions Segment and 700 in the Customer Management Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,600 employees, including approximately 2,400 at BFDS, 1,300 at IFDS U.K. and 500 at IFDS Canada. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.	Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use (1)	Owned/ Leased (2)	Square Feet

Financial Services Segment (3)
Kansas City, MO	Office Space	Leased	694,000
Kansas City, MO	Office Space (4)	Owned	408,000
Kansas City, MO	Data Center (5)	Owned	163,000
St. Louis, MO	Data Center (6)	Capital Lease	108,000
Jefferson City, MO	Office Space	Leased	27,000
Canton, MA	Office Space	Leased	335,000
Jersey City, NJ	Office Space	Leased	168,000
Edison, NJ	Office Space	Leased	187,000
Prairie Village, KS	Office Space	Leased	52,000
Lawrence, KS	Office Space (6)	Capital Lease	41,000
Salina, KS	Office Space	Leased	31,000
United Kingdom	Office Space	Owned	47,000
Australia	Office Space	Leased	28,000
Nine other smaller properties	Office Space	Leased	31,000

Output Solutions Segment (3)
El Dorado Hills, CA	Production (4)	Owned	580,000
El Dorado Hills, CA	Office Space (4)	Owned	113,000
Kansas City, MO	Production (4)	Owned	399,000
Kansas City, MO	Office Space (4)	Owned	135,000
Kansas City, MO	Production	Leased	32,000
Hartford, CT	Production (4)	Owned	255,000
Quincy, MA	Office Space	Leased	17,000
Canada	Production	Owned	61,000
Canada	Production	Leased	21,000
United Kingdom	Production	Leased	53,000

Customer Management Segment (3)
El Dorado Hills, CA	Office Space (4)	Owned	132,000
Charlotte, NC	Office Space	Leased	64,000
United Kingdom	Office Space	Leased	31,000
United Kingdom	Office Space	Owned	19,000
Sao Paulo, Brazil	Office Space	Leased	2,000

Investments and Other Segment
Kansas City, MO	Office Space	Owned	326,000
Kansas City, MO	Office Space	Leased	103,000
Kansas City, MO	Production	Owned	69,000
El Dorado Hills, CA	Office Space	Owned	48,000
Lawrence, KS	Office Space (6)	Capital Lease	8,000

(1)	Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.
(2)

Within Kansas City, MO, the Company owns a number of surface parking lots, various developed and undeveloped properties and an underground storage facility with 500,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA. The Company owns a building in Canton, MA with approximately 187,000 square feet that is being developed for a Financial Services subsidiary with completion expected in the second quarter of 2004. In December 2003, the Company executed a lease for approximately 77,000 square feet of office space in Kansas City, MO, which will be occupied in the second quarter of 2004 by a Financial Services division that is exiting a 52,000 square feet leased facility in Prairie Village, KS. In addition to the property listed in the table and discussed above, the Company leases space in Chicago, IL, South Africa, Singapore, Hong Kong, China, Thailand, and New Zealand.

(3)

Includes approximately 2.7 million square feet of property owned or leased by the Company’s real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.0 million square feet in the Financial Services Segment, 1.5 million square feet in the Output Solutions Segment and 0.1 million square feet in the Customer Management Segment.

(4)	Several owned properties are mortgaged with indebtedness of $106.8 million as of December 31, 2003.
(5)	The Winchester Data Center is mortgaged with indebtedness of $12.9 million as of December 31, 2003.
(6)

Includes properties under capital leases with municipalities, in which the municipality issued industrial revenue bonds to finance the purchase of the properties and DST or its affiliates have purchased the industrial revenue bonds.

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

The Company held a Special Meeting of Stockholders on November 28, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. The matter voted on at the Company’s Special Meeting was approval of the Exchange Agreement, by and among the Company, OMS and Janus, and the transactions contemplated by such agreement, and is fully described in the Company’s Definitive Proxy Statement dated November 13, 2003. A total of 90,495,141 shares of Common Stock, or 78.2% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the special meeting. Of the shares present in person or by proxy, 90,368,530 shares voted for the agreement, 84,488 shares voted against the agreement, and 42,123 shares abstained from the vote. Based upon the vote required for approval, this matter passed.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G (3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 11, 2004.

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

Thomas A. McDonnell, age 58, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of BHA Group Holdings Inc., Commerce Bancshares, Inc., Computer Sciences Corporation, Euronet Worldwide, Inc., Blue Valley Ban Corp, Garmin Ltd. and Kansas City Southern.

Thomas A. McCullough, age 61, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include Winchester Data Center, full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products and product sales and marketing. Since September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Donald J. Kenney, age 56, has served since October 2000 as President and Chief Executive Officer of EquiServe, Inc., a wholly owned subsidiary of the Company. Prior to joining the Company, he had been Executive Vice President of National City Corporation from 1998 through 1999, where he was responsible for several business lines including remittance processing, data capture, billing management and payment support, and Executive Vice President of First of America Bank Corporation from 1993 through 1998, where he was responsible for business lines involving image processing.

J. Michael Winn, age 57, has served since June 1993 as Managing Director of DST International Limited, a wholly owned subsidiary of the Company.

Peter J. Nault, age 48, has served since June 2001 as President of DST Innovis, Inc., an indirect wholly owned subsidiary of the Company and since May 1999 as President of DST Interactive, Inc., a wholly owned subsidiary of the Company.

Jonathan J. Boehm, age 43, joined the Company as a Group Vice President in November 1997. He is responsible for the Company’s full-service mutual fund processing and corporate support.

Kenneth V. Hager, age 53, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

Robert L. Tritt, age 48, joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company’s remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 47, joined the Company as a Vice President in January 1995 and has served in the position of Vice President, General Counsel and Secretary of the Company since July 2002.

Steven J. Towle, age 46, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly owned subsidiary of the Company. Prior to joining DST Output, LLC, he had been President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

Charles W. Schellhorn, age 55, serves as President of Argus Health Systems, Inc., which is 50% owned by the Company. He served the Company’s wholly-owned subsidiary DST Output, LLC (formerly DST Output, Inc.) from May 2000 through December 31, 2003 as its President and Chief Executive Officer, from September 2000 through December 31, 2003 as its Chairman of the Board, and from 1991 to 1999 as its President and Chairman of the Board. As of January 1, 2004, he no longer serves as an executive officer of the Company.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). On February 11, 2003, the Securities and Exchange Commission granted the application of the Company to voluntarily withdraw the common stock from listing and registration on the Chicago Stock Exchange. As of March 1, 2004, there were approximately 23,100 beneficial owners of the Company’s common stock.

No cash dividends have been paid since the initial public offering of the Company’s common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company’s syndicated line of credit, the Company is limited, on an annual basis, to making dividends and repurchase or redeem its capital stock and/or settle forward equity transactions in an aggregate amount in any fiscal year in an amount not to exceed 7.5% of consolidated net tangible assets. The Company could also be limited in making dividends and repurchase or redeem its capital stock and/or settle forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. Certain items under the Company’s convertible debt offering require that the conversion rate of the debentures be adjusted if the Company does declare a dividend, possibly making the debentures more dilutive upon conversion.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 17, Quarterly Financial Data (Unaudited) (“Note 17”), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 17 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company’s common stock on the NYSE on December 31, 2003 was $41.76.

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

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2003 and 2002 and the selected consolidated income statement data for the years ended December 31, 2003, 2002 and 2001 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 and the selected consolidated income statement data for the years ended December 31, 2000 and 1999 were derived from the Company’s audited consolidated financial statements, not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company’s audited consolidated financial statements, including the notes thereto, and the report of independent auditors thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in millions, except per share amounts)
Operating revenues	$1,724.9	$1,657.9	$1,656.0	$1,359.7	$1,226.8
Out-of-pocket reimbursements (1)	691.4	725.9	724.7	609.0	502.2

Total revenues	2,416.3	2,383.8	2,380.7	1,968.7	1,729.0
Costs and expenses (2) (6) (7)	1,958.4	1,936.7	1,927.8	1,575.5	1,406.5
Depreciation and amortization (2)	150.4	143.8	159.4	128.6	122.8

Income from operations	307.5	303.3	293.5	264.6	199.7
Interest expense	(26.9)	(13.4)	(7.5)	(5.6)	(5.2)
Other income, net (3)	28.1	20.2	36.2	66.3	13.2
Gain on Janus Exchange and PAS (4)	108.9		32.8
Equity in earnings (losses) of unconsolidated affiliates (5) (7)	12.5	6.5	(1.5)	11.4	6.6

Income before income taxes and minority interests	430.1	316.6	353.5	336.7	214.3
Income taxes	109.3	107.6	125.3	120.9	76.9

Income before minority interests	320.8	209.0	228.2	215.8	137.4
Minority interests					(0.7)

Net income (2) (3) (4) (5) (6) (7)	$320.8	$209.0	$228.2	$215.8	$138.1

Basic earnings per share	$2.80	$1.74	$1.86	$1.72	$1.09
Diluted earnings per share	$2.77	$1.72	$1.81	$1.67	$1.06
Total assets	$3,198.6	$2,744.2	$2,704.0	$2,552.4	$2,326.3
Long-term obligations	1,437.8	379.5	243.4	68.7	44.4
Ratio of earnings to fixed charges (8)	9.3	9.0	12.1	12.1	11.6

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

(2)

In 2003 and 2002, the Company recorded a charge associated with facility consolidations in its Output Solutions Segment of $2.6 million and $12.0 million, respectively, of which $2.6 million and $10.7 million, respectively, was recorded in costs and expenses and $0 and $1.3 million, respectively, was recorded in depreciation and amortization. In 2001, the Company recognized a $4.9 million reduction of costs and expenses and an $8.7 million reduction in depreciation and amortization associated with a state sales tax refund. Software and intangible asset impairments were recognized as additional depreciation and amortization of $19.5 million in 2001.

(3)

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2003, 2002, 2001, 2000 and 1999 amounts include $9.3 million, $3.5 million, $13.8 million, $41.8 million and $8.9 million, respectively, of net gains on securities and other investments. Included in net gains is $6.1 million, $10.3 million, $9.4 million and $6.2 million of investment impairments for 2003, 2002, 2001 and 2000, respectively. The 2001 other income amount includes $7.2 million associated with a state sales tax refund. The 2000 other income amount includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment. The 1999 security gains were offset by net losses on equipment dispositions of $3.5 million in 1999.

(4)

On December 1, 2003, the Company completed an exchange transaction with Janus (“the Janus Exchange”) under which DST received from Janus 32.3 million shares of DST common stock (27.9% of the outstanding shares) in exchange for all of the stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. DST recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and DST has not recognized any income tax expense relating to the transaction.

On June 29, 2001, DST sold its Portfolio Accounting Systems (“PAS”) business to State Street. DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. DST received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, DST agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. DST recognized a gain of $20.0 million after taxes, deferrals and other expenses.

(5)

The 2002 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.8 million for IFDS U.K. The 2001 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.0 million for BFDS and $3.0 million for IFDS U.K.

(6)	In connection with the Janus Exchange, the Company incurred $5.3 million of transaction costs, which are included in the costs and expenses line item.
(7)

Related to the Company’s decision to remove the reload feature from all outstanding stock options, compensation of $5.1 million was paid in cash and $10.4 million was paid in the form of a promise to issue a fixed number of shares of Company stock in the future. This was recorded as compensation expense in the Statement of Income in 2003.

(8)

For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income less equity in earnings (losses) of unconsolidated affiliates plus fixed charges and distributed earnings of unconsolidated affiliates. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. The Company has assumed that one-third of rental expense is representative of the interest factor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the heading “Company-Specific Trends and Risks”. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds, corporations and investment managers), video/broadband/satellite TV industry, communications industry and other service industries. The Company’s business units are reported as three operating Segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

The Financial Services Segment’s revenues are generated from a variety of sources. The Company’s mutual fund and securities processing revenues are primarily dependent upon the number of accounts or transactions processed. The Company also derives revenues from asset balances invested and investment earnings related to cash balances maintained in corporate transfer agency bank accounts. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. Income from insurance premiums is recognized as revenue is earned, but is eliminated in consolidation for the portion that relates to premiums from the Company’s other consolidated subsidiaries. The Company’s insurance administration revenues are primarily dependent upon the number of insured accounts or transactions processed. The Company generates revenues from its wireless equipment replacement programs, equipment maintenance plans and debt protection programs based on the number of enrolled customers for the wireless equipment replacement programs and equipment maintenance plans and based on the customer’s outstanding balances for the debt protection programs.

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

The Investments and Other Segment’s investment income (dividends, interest and net gains on securities) is recorded as other income. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Rental income from Company owned and operated real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company’s other consolidated subsidiaries.

Significant Events

Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (“the Janus Exchange”) under which the Company received from Janus 32.3 million shares of Company common stock (27.9% of the outstanding shares) in exchange for all of the stock of a Company subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of the Company’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and the terms of an August 25, 2003 Exchange Agreement between the Company, Janus Capital Group, Inc. and OMS (the “Exchange Agreement”), the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operations business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million Company shares were valued at $34.50 (representing the cash element of the exchange transaction) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS business based on the closing price of Company common stock on December 1, 2003). Accordingly, the Company recognized a gain for financial reporting purposes of $108.9 million from the Janus Exchange.

The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code. The Company has accounted for the transaction as a tax-free reorganization based on two separate tax opinions (the Tax Opinions) concerning the transaction. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then DST could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not made any provision in its financial statements for income taxes in connection with the possibility that the transaction may not be viewed as a tax-free reorganization by the IRS.

OMS’ operating revenues for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $61.4 million and $77.4 million, respectively. OMS’ pre-tax earnings for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $3.7 million and $4.5 million, respectively. OMS has approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

Convertible Debt Offering

In August 2003 the Company issued convertible debentures in order to partially finance the Janus Exchange. The Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

New Syndicated Line of Credit Facility

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by marketable securities owned by one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. The Company is limited, on an annual basis, to making dividends and repurchase or redemption its capital stock and/or settlement of forward equity transactions in an aggregate amount in any fiscal year in an amount not to exceed 7.5% of consolidated net tangible assets. The Company could also be limited in making dividends based on certain net worth calculations under the Company’s syndicated line of credit. The Company was in compliance with these provisions at December 31, 2003. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to advance additional funds under the facility. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange.

lock\line, LLC “(lock\line”)

On August 2, 2002, the Company acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is included in the Financial Services Segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004. Goodwill will be increased by the amount of additional consideration paid, if any.

Wall Street Access, LLC (“Wall Street Access”)

In July 2002, the Company acquired additional interests in Wall Street Access for approximately $16 million. DST now has a 20% interest in Wall Street Access. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

EquiServe, Inc. (“EquiServe”)

The Company acquired EquiServe in 2001 for a minimum purchase price of $186.7 million to be paid in four installments. The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Three installment payments totaling $165.1 million have been made. The remaining minimum installment payment is $21.6 million and is payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. Based upon management’s current expectations, the Company expects to pay approximately $45 million, of which approximately $23 million will be considered contingent consideration. Goodwill will be increased by the amount of contingent consideration paid.

A restructuring provision of $15.9 million was recorded in 2001 for employee severances and supplier contract termination costs related to the Company’s acquisition of EquiServe. The Company utilized $3.1 million during 2003 related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, which have been separated from the Company as of December 31, 2003. Contract termination costs of approximately $3.4 million relating to closed facilities were paid in 2001.

DST Output Restructuring

The Output Solutions Segment consolidated its operations into three primary facilities and closed certain other smaller facilities. The Segment recorded a charge associated with facility and other consolidations of $12.0 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees. Severance costs of $1.9 million and $1.4 million were paid in 2003 and 2002, respectively for approximately 395 employees, which have been separated from the Company as of December 31, 2003. Facility closure and relocation costs of $1.5 million and $3.6 million were incurred in 2003 and 2002, respectively. Leasehold write-offs and asset impairments of $0.5 million and $2.2 million were recorded during 2003 and 2002, respectively. Other period costs of $0.4 million and $1.2 million were expensed as incurred during 2003 and 2002.

New Mutual Fund Clients

The Company converted a new client with approximately 5.5 million mutual fund shareowner accounts to TA2000 in February 2003.

New Products

The Company launched two new products in 2003: Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”). MAP is a proprietary system designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Managed accounts are generally individual investment accounts offered by financial consultants who provide advisory services and managed by independent money managers using an asset-based fee structure. Through OpenPFA, the Company presents a vertically integrated platform that aggregates specific data, offers full trading, reconciliation, reallocation and rebalancing services for various investment products, provides tax reporting and combines all asset information and account activity in complete summary reports that are functionally efficient and investor-friendly.

Stock Repurchase Programs

Under previously announced stock repurchase programs, the Company expended $142.3 million for approximately 4.2 million shares, $99.7 million for approximately 2.5 million shares and $250.3 million for approximately 6.8 million shares in 2003, 2002 and 2001, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2003, the Company had 2.2 million shares remaining to be purchased under these programs and had purchased 20.1 million shares since the programs commenced.

The Company’s prior stock repurchase program expired on February 29, 2004. On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan. The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

The 32.3 million shares of the Company’s common stock received from the Janus Exchange were covered under a separate authorization and were not part of the Company’s existing authorized programs. Under terms of the Company’s November 2003 syndicated line of credit, which was issued in connection with the financing of the Janus Exchange, the 32.3 million shares were retired and contractually required not to be reissued during the term of the credit facility. This has the effect of reducing the Company’s authorized capital from 300 million to 267.7 million shares.

Termination of Employee Stock Option Reload Feature

The Company’s stock option plan permits option holders to use Company shares to exercise their options, and also contains a feature that allows for reload stock options. The reload feature was included in stock options granted from February 29, 2000 through October 7, 2003 to encourage associates to accumulate stock ownership through periodic exercises of stock options using Company shares owned. The reload feature provided for an automatic grant of a new stock option at the then current market price for the number of Company shares tendered in the exercise and the number of Company shares withheld to satisfy income tax withholdings. Under its current accounting policies, the Company is not required to record a compensation charge for stock option grants and automatic grants of reload stock options. Under proposed accounting rules (with an expected adoption date of January 2005), the FASB has determined that, for accounting purposes, all reload stock option grants will be treated as new grants and will therefore require a separate compensation charge for each reload grant. This accounting treatment created an uncertainty surrounding both the timing and amount of compensation expense associated with reload stock option activity because the Company would be unable to control or estimate how many reloadable stock options could be exercised in the future, or the impact on the Company’s financial statements of the expensing of reload options.

The Compensation Committee of the Company’s Board of Directors determined that it was in the best interest of the Company to eliminate this uncertainty from future financial results. The reload feature was removed from all outstanding stock options in the fourth quarter 2003. Options with reload features covered approximately 13.8 million shares of Company stock. The Company compensated optionees who had reload stock options for the termination of the reload feature from their stock options. The compensation was paid in one of two forms. Optionees received either cash in December 2003, or the promise to receive a fixed number of shares of Company stock in the future. The form of compensation depended on the number of reload options held by the optionee. The Company recorded, in the fourth quarter 2003, a pre-tax charge of approximately $15.5 million related to the termination of the reload feature from outstanding stock options. No additional charges are expected in connection with the termination of the reload feature. The charge has been reflected in costs and expenses for each of the respective Segments. The shares to be issued in the future as compensation for termination of the reload feature are treated as outstanding for purposes of calculating diluted earnings per share. The Company does not expect to include a reload feature in any stock options that may be issued in the future.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company has no arrangements of the types described in the first three categories that it believes may have a material current or future effect on its financial condition, liquidity or results of operations. Certain guarantees that the Company does not expect to have a material current or future effect on its financial condition, liquidity, or results of operations are disclosed in Note 15 to the consolidated financial statements included in Item 8 of this report.

The Company may have obligations arising out of variable interests in unconsolidated entities. See FIN 46 discussion below related to these variable interests.

FIN 46

In December 2003, the FASB issued the revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was effective immediately to variable interest entities created after January 31, 2003. It is effective March 31, 2004 to variable interest entities created prior to February 1, 2003. FIN 46 requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.” The principal characteristics of variable interests entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a “variable interest entity,” the “primary beneficiary” must consolidate the entity. The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.4 million at December 31, 2003) from the Company’s captive insurance company. The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate. However, in cases where the Company may occupy greater than 50% of the leased facility, the joint venture could be a variable interest entity. The Company had one real estate joint venture and related lease entered into subsequent to January 31, 2003, that qualified as a variable interest entity due to the Company’s occupancy of the facility and financing arrangement with the Company’s wholly owned captive insurance company. The Company has not consolidated the real estate joint venture upon application of FIN 46 because, notwithstanding its occupancy of the office facility, it is not the primary beneficiary based upon a cash flow analysis. The Company has not finalized analyses of real estate joint ventures entered into prior to February 1, 2003. However, management believes a large portion of the real estate joint ventures will be considered variable interests entities, based upon the Company’s occupancy. Based upon preliminary analyses, management does not believe the real estate joint ventures will need to be consolidated because the Company is not the primary beneficiary of the joint ventures. Accordingly, management of the Company believes that FIN 46 will not have a material effect on its financial statements for real estate joint ventures entered into prior to February 1, 2003. The Company’s maximum exposure under the real estate operating leases is the remaining lease payments, as reflected in future lease commitments in Note 15 to the Company’s Consolidated Financial Statements.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and IFDS Luxembourg); and Argus Health Systems. Each of these operating joint ventures was formed prior to February 1, 2003. The Company has not finalized its FIN 46 analyses of these operating joint ventures, but its preliminary assessment is that none qualify as variable interests entities due to meeting the criteria for the operating joint venture exception in FIN 46. Accordingly, the Company believes that FIN 46 will not be material for these operating joint ventures.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Selected provisions of SFAS No. 150 applicable to mandatorily redeemable financial instruments have a delayed effective date of fiscal years beginning after December 15, 2003. The Company closed out its only remaining forward stock purchase contract prior to this statement becoming effective.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses accounting for multiple revenue-generating activities, such as bundled service agreements, and applies to the Company’s non-software transactions. The effect of EITF 00-21 did not have a material impact on the Company’s revenue recognition policy for non-software transactions.

The FASB added to its agenda in March 2003 to propose an accounting standard related to equity-based compensation. This standard is expected to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company). An exposure draft is expected to be released in the first quarter of 2004 with a final standard issued in the third quarter of 2004. The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods. The Company is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards. The Company discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the continuing impact of SFAS No. 146 will not be material.

The estimated impact of these new accounting standards reflects the Company’s current views. There may be material differences between these estimates and the actual impact of these standards.

Critical Accounting Policies and Estimates

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

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company’s revenues are due six months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

The Company’s standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a “percentage of completion” basis.

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

Software capitalization and amortization

The Company makes substantial investments in software to enhance the functionality and facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company is required to capitalize software development costs under two separate accounting pronouncements. The first, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” applies to software that will be sold or delivered to third parties and requires capitalization of research and development costs after technological feasibility has been established and management is committed to funding the project. The second pronouncement, Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires capitalization of certain development costs after the design has been approved and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life, which is dependent on the nature of the project. Excluding Fairway, the Company has assigned lives of three to five years for capitalized software development. The Company assigned an estimated economic life of ten years for capitalized Fairway development costs, due to management’s estimate of when the base functionality will be replaced through enhancements or upgrades.

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

Depreciation of fixed assets

The Company’s philosophy on personal property, specifically data processing equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility of disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: 1) non-mainframe equipment – three years; 2) mainframe central processing unit – four years; and 3) mainframe direct access storage devices and tape devices – five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, on a straight-line basis. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

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

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, the Company and its unconsolidated affiliates ceased amortizing goodwill and intangible assets that have indefinite useful lives and, instead, will test for impairment annually. The Company’s initial impairment test upon adoption of SFAS No. 142 and subsequent annual impairment tests indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

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

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2003, the Company had approximately $1.2 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. At December 31, 2003, the Company’s available-for-sale securities had gross unrealized holding gains of $628.4 million and gross unrealized holding losses of $0.6 million.

The impact of a 10% change in fair value of these investments would be approximately $72 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

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

Although the Company does not expect that it will need to record an impairment charge for its investments in unconsolidated affiliates, future adverse changes in market conditions or poor operating results of unconsolidated affiliates could result in losses or an inability to recover the carrying value of the unconsolidated affiliate investment that may not be reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Revenues
Operating revenues
Financial Services	$1,060.5	$970.8	$903.8
Output Solutions	534.1	567.8	607.7
Customer Management	180.2	177.5	198.7
Investments and Other	59.8	54.8	40.1
Eliminations	(109.7)	(113.0)	(94.3)

	1,724.9	1,657.9	1,656.0

% change from prior year	4.0%	0.1%	21.8%

Out-of-pocket reimbursements
Financial Services	126.8	143.9	143.6
Output Solutions	589.8	606.6	607.3
Customer Management	61.5	64.4	69.1
Investments and Other	0.5	0.6	0.4
Eliminations	(87.2)	(89.6)	(95.7)

	691.4	725.9	724.7

% change from prior year	(4.8% )	0.2%	19.0%
Total revenues	$2,416.3	$2,383.8	$2,380.7

% change from prior year	1.4%	0.1%	20.9%

Income from operations
Financial Services	$257.2	$252.9	$222.4
Output Solutions	11.9	23.1	65.5
Customer Management	27.9	20.1	(1.5)
Investments and Other	10.5	7.2	7.1

	307.5	303.3	293.5

Interest expense	(26.9)	(13.4)	(7.5)
Other income, net	28.1	20.2	36.2
Gain on Janus Exchange and PAS	108.9		32.8
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes	12.5	6.5	(1.5)

Income before income taxes	430.1	316.6	353.5
Income taxes	109.3	107.6	125.3

Net income	$320.8	$209.0	$228.2

Basic earnings per share	$2.80	$1.74	$1.86
Diluted earnings per share	$2.77	$1.72	$1.81

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) increased $32.5 million or 1.4% in 2003 and $3.1 million or 0.1% in 2002. Consolidated operating revenues increased $67.0 million or 4.0% in 2003 and $1.9 million or 0.1% in 2002. Consolidated revenue growth in 2003 and 2002 was primarily a result of higher Financial Services Segments revenues. Consolidated and Financial Services Segment operating revenues were affected by the inclusion of revenues from lock\line, acquired August 2, 2002.

Financial Services Segment total revenues increased $72.6 million or 6.5% in 2003. Financial Services operating revenues increased $89.7 million or 9.2% in 2003. The 2003 Financial Services Segment operating revenues growth resulted from increased U.S. operating revenues of $67.1 million or 7.7%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 9.9% to 87.9 million at December 31, 2003 and the inclusion of lock\line revenues, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower revenues from slower general market activity. Financial Services Segment total revenues increased $67.3 million or 6.4% in 2002. Financial Services Segment operating revenues increased $67.0 million or 7.4% in 2002. The 2002 Financial Services Segment operating revenues growth resulted from increased U.S. operating revenues of $66.6 million or 8.3%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 7.5% to 80.0 million at December 31, 2002 and the inclusion of lock\line revenues, which was acquired August 2, 2002, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower revenues from slower general market activity.

Output Solutions Segment total revenues decreased $50.5 million or 4.3% in 2003 and decreased $40.6 million or 3.3% in 2002. Output Solutions Segment operating revenues decreased $33.7 million or 5.9% in 2003 and decreased $39.9 million or 6.6% in 2002. The operating revenue decline in 2003 resulted from lower telecommunications, mutual fund, brokerage and healthcare industries’ revenue. The operating revenue decline in 2002 resulted from lower telecommunications revenues due to lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $19.0 million.

Customer Management Segment total revenues decreased $0.2 million or 0.1% in 2003 and decreased $25.9 million or 9.7% in 2002. Customer Management Segment operating revenues increased $2.7 million or 1.5% in 2003 and decreased $21.2 million or 10.7% in 2002. The increase in operating revenues for 2003 is primarily due to an increase in processing and software service revenues of $7.2 million, partially offset by a decrease in equipment sales of $4.5 million. The decrease in operating revenues for 2002 is primarily due from decreased processing and software service revenues as a result of the loss of a U.S. cable customer in 2001.

Investments and Other Segment total revenues increased $4.9 million or 8.8% in 2003 and $14.9 million or 36.8% in 2002. Investments and Other Segment operating revenues increased $5.0 million or 9.1% in 2003 and $14.7 million or 36.7% in 2002. Segment operating revenues are primarily rental income for facilities leased to the Company’s operating segments. The increase in 2003 and 2002 is primarily attributable to increased real estate leasing activity.

Income from operations

Consolidated income from operations increased $4.2 million or 1.4% in 2003 and $9.8 million or 3.3% in 2002. U.S. income from operations decreased $11.2 million or 4.2% in 2003 and $6.2 million or 2.4% in 2002. International income from operations increased $15.4 million or 44.1% in 2003 and $3.6 million or 11.5% in 2002. In 2003, consolidated income from operations included $15.5 million related to the termination of the reload feature from outstanding stock options within all segments and $2.6 million of costs related to facility and other consolidations within the Output Solutions Segment. In 2002, consolidated income from operations included facility and other consolidation costs of $12.0 million within the Output Solutions Segment.

Financial Services Segment income from operations increased $4.3 million or 1.7% in 2003 and increased $30.5 million or 13.7% in 2002. Financial Services Segment income from operations for 2003 increased primarily from higher revenues of $72.6 million primarily from increased mutual fund shareowner servicing, international software license revenues and the full year inclusion of lock\line, partially offset by higher costs and expenses of $58.9 million primarily from the full year inclusion of lock\line, higher increased new systems development and implementation costs on new applications, a charge of $11.5 million associated with the termination of the employee stock option reload feature and lower EquiServe costs and expense from reduced demutualization activities. Financial Services Segment income from operations for 2002 increased primarily from higher revenues of $67.3 million, primarily from increased mutual fund shareowner servicing and the acquisition of lock\line, partially offset by higher costs and expenses of $26.0 million, primarily from the acquisition of lock\line, lower EquiServe personnel costs associated with lower demutualization activity and other cost containment efforts.

Output Solutions Segment income from operations decreased $11.2 million or 48.5% in 2003 and decreased $42.4 million or 64.7% in 2002. The decline in 2003 resulted primarily from lower operating revenues of $50.5 million across multiple industries, partially offset by lower costs and expenses of $37.1 million and lower depreciation and amortization of $2.2 million. Included in the 2003 costs and expenses are $2.6 million of costs associated with facility and other consolidations and $2.1 million in charges related to the termination of the reload feature from outstanding stock options. The decline in 2002 resulted primarily from lower revenues of $40.7 million across multiple industries, higher costs and expenses of $6.0 million, primarily from costs associated with facility and other consolidations of partially offset by lower personnel costs, and lower depreciation and amortization of $4.3 million.

Customer Management Segment income from operations increased $7.8 million or 38.8% in 2003 and increased $21.6 million or 144.0% in 2002. The increase in 2003 was primarily attributable to lower costs and expense of $7.2 million and lower depreciation and amortization of $0.8 million. Included in the 2003 costs and expenses are $1.3 million in charges related to the termination of the reload feature from outstanding stock options. The increase in 2002 was primarily attributable to lower costs and expenses of $22.4 million and lower depreciation and amortization of $25.1 million, partially offset by lower revenues of $25.9 million. Intangible and software impairments of $15.8 million were recorded in 2001.

Investments and Other Segment income from operations increased $3.3 million or 45.8% in 2003 and increased $0.1 million or 1.4% in 2002. Included in the 2003 costs and expenses are $0.3 million in charges related to the termination of the reload feature from outstanding stock options. These amounts increased primarily due to higher real estate revenues partially offset by lower hardware leasing revenues.

Interest expense

Interest expense was $26.9 million in 2003 compared to $13.4 million in 2002 and $7.5 million in 2001. Average debt balances were higher in 2003 compared to 2002, primarily as a result of the issuance of the $840 million convertible debentures. Although average interest rates were lower in 2002 compared to 2001, average debt balances were higher, primarily as a result of the lock\line acquisition and common stock repurchases.

Other income, net

Other income consists mainly of interest income, dividends received on investments held by the Company (principally, shares of State Street stock), net gains on securities, amortization of deferred non-operating gains and gains (losses) from equipment dispositions. The 2003, 2002 and 2001 amounts include $9.3 million, $3.5 million and $13.8 million, respectively, of net gains on securities and other investments. Included in net gains are $6.1 million, $10.3 million and $9.4 million of investment impairments for 2003, 2002 and 2001, respectively. The 2001 amount includes $7.2 million associated with a state sales tax refund.

Gain on Janus Exchange and Sale of PAS

For financial reporting purposes, 28.97 million of the Company shares received by the Company in the Janus Exchange were valued at $34.50 (representing the cash element of the exchange transaction) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS business based on the closing price of Company common stock on December 1, 2003). Accordingly, the Company recognized a gain of $108.9 million for financial reporting purposes from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision for income tax expense relating to the transaction.

On June 29, 2001, the Company sold its PAS business to State Street. The Company offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. The Company received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, the Company agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. The Company recognized a gain of $20.0 million after taxes, deferrals and other expenses. The Company recorded revenue related to PAS of $9.8 million for the six months ended June 30, 2001.

Equity in earnings and losses of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2003, 2002 and 2001 and related goodwill amortization for 2001 is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

BFDS	$9.7	$5.4	$3.5
IFDS U.K.	(1.7)	(1.9)	(3.5)
IFDS Canada	2.4	1.5	5.0
Other	2.1	1.5	(6.5)

	$12.5	$6.5	$(1.5)

Equity in earnings of unconsolidated affiliates increased $6.0 million in 2003. Increased earnings at BFDS resulted from higher revenues from client additions and improved operational efficiencies. IFDS U.K. 2003 results improved primarily due to higher revenues from new clients partially offset by costs associated with new client conversion activity and accrued costs associated with an underfunded defined benefit pension plan. IFDS U.K. 2003 results reflect an increase in accounts serviced to 4.6 million at December 31, 2003, which is 1.1 million or 31.4% above year end 2002 levels. IFDS Canada earnings increased in 2003 from higher revenues from new business partially offset by increased costs of operations. Accounts serviced by IFDS Canada were 2.7 million at December 31, 2003, an increase of 0.2 million or 8.0% from year end 2002 levels.

Equity in earnings of unconsolidated affiliates increased $8.0 million in 2002. Increased earnings at BFDS resulted from higher revenues from client additions and reduced operating expenses from cost containment efforts and the inclusion of $1.0 million in 2001 related to lease abandonment charges. IFDS U.K. results include $1.8 million in 2002 and $3.0 million in 2001 related to lease abandonment charges. IFDS U.K. 2002 results improved primarily due to higher revenues from new clients partially offset by costs associated with new client conversion activity and lease abandonment charges. IFDS U.K. 2002 results reflect an increase in accounts serviced to 3.5 million at December 31, 2002, which was 0.4 million or 12.9% above year end 2001 levels. IFDS Canada earnings decreased in 2002 from lower revenues from client funded development work and increased costs of operations.

Income taxes

The Company’s effective tax rate was 25.4%, 34.0% and 35.4% for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 Janus Exchange decreased the effective tax rate by 8.6% and the 2001 PAS transaction increased the effective tax rate by 0.3%. The tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Net income

Included in net income for 2003 were pretax gains of $100.1 million resulting from $108.9 million of net gains associated with the Janus Exchange and $9.3 million of net gains on securities, partially offset by $15.5 million of pretax costs associated with termination of the reload feature of employee stock options and pretax costs of $2.6 million for facility and other consolidations. Included in net income for 2002 were pretax losses of $10.3 million, primarily related to $12.0 million of costs associated with facility and other consolidations within the Output Solutions Segment and $1.8 million of costs related to joint venture lease abandonment charges, partially offset by $3.5 million of net gains on securities. Included in net income for 2001 were pretax gains of $43.9 million, primarily related to $32.8 million of gain related to the sale of the PAS business, $20.8 million of income related to a state sales tax refund, $13.8 million of net gains on securities, partially offset by $19.5 million of software and intangible asset impairments and $4.0 million of costs related to joint venture lease abandonment charges.

Year to Year Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for 2003 increased 6.5% over 2002 to $1,187.3 million. Segment operating revenues for 2003 increased 9.2% over 2002 to $1,060.5 million. U.S. Financial Services operating revenues increased 7.7% to $937.5 million in 2003 primarily from increased U.S. mutual fund servicing revenues and an increase of $43.9 million from the inclusion of lock\line for the full year of 2003, partially offset by a decrease of $35.0 million in EquiServe revenues, which is primarily related to decreased corporate actions activity. U.S. mutual fund servicing revenues for 2003 increased 10.8% over 2002 as U.S. mutual fund shareowner accounts processed increased 9.9% from 80.0 million at December 31, 2002 to 87.9 million at December 31, 2003. U.S. AWD product revenues for 2003 increased 8.5% over 2002, principally from higher maintenance and license revenues. Active U.S. AWD workstations were 60,400 at December 31, 2003, an increase of 5.2% over year end 2002 levels.

Segment operating revenues from international operations for 2003 increased 22.6% to $123.0 million. This increase is principally from an increase of $12.5 million in licenses and an increase of $6.5 million in maintenance revenues. Active international AWD workstations were 26,600 at December 31, 2003, a decrease of 2.2% over year end 2002 levels.

Segment total revenues for 2002 increased 6.4% over 2001 to $1,114.7 million. Segment operating revenues for 2002 increased 7.4% over 2001 to $970.8 million. U.S. Financial Services operating revenues increased 8.3% to $870.5 million in 2002 primarily from increased U.S. mutual fund servicing revenues and the inclusion of lock\line. U.S. mutual fund servicing revenues for 2002 increased 4.5% over 2001 as U.S. mutual fund shareowner accounts processed increased 7.5% from 74.4 million at December 31, 2001 to 80.0 million at December 31, 2002. U.S. AWD product revenues for 2002 decreased 16.7% over 2001. Active U.S. AWD workstations were 57,400 at December 31, 2002, an increase of 6.1% over year end 2001 levels.

Segment operating revenues from international operations for 2002 increased 0.3% to $100.3 million. Active international AWD workstations were 27,200 at December 31, 2002, a decrease of 0.4% over year end 2001 levels.

Costs and expenses

Financial Services Segment costs and expenses for 2003 increased 7.6% over 2002 to $835.0 million. This increase was primarily attributable to increased personnel costs and costs related to new systems development and implementations. Personnel costs in 2003 increased 14.5% over 2002 principally from an increase of $21.6 million from the inclusion of lock\line for the full year of 2003, an increase of $16.9 million from increased mutual fund servicing and a charge of $11.5 million associated with the termination of the employee stock option reload feature.

Segment costs and expenses for 2002 increased 2.8% over 2001 to $776.1 million. Costs and expenses increased primarily as a result of increased personnel costs partially offset by various cost containment activities. Personnel costs for 2002 increased 8.1% over 2001 principally from an increase of $10.2 million from the inclusion of EquiServe for the full year of 2002, an increase of $9.6 million due to the acquisition of lock\line and an increase in new systems development.

Depreciation and amortization

Financial Services Segment depreciation and amortization for 2003 and 2002 increased 11.0% to $95.1 million and 14.4% to $85.7 million, respectively, over the comparable prior year period. The increase in 2003 is primarily as a result of the inclusion of a full year of lock\line and capital costs for the Company’s recovery data center. The increase in 2002 is primarily as a result of the acquisition of lock\line and an $8.7 million reduction in 2001 associated with a state sales tax refund, partially offset by the required cessation of goodwill amortization.

Income from operations

Financial Services Segment income from operations for 2003 and 2002 increased 1.7% to $257.2 million and 13.7% to $252.9 million, respectively, over the comparable prior year. The increase in 2003 is principally from higher U.S. mutual fund servicing revenues, increased income from the acquisition of lock\line of $12.5 million and increased international software license revenues of $12.5 million, partially offset by lower EquiServe income of $5.2 million, a charge of $11.5 million associated with the termination of the employee stock option reload feature and increased new systems development and implementation costs.

The increase in 2002 was primarily related to increased income from the acquisition of lock\line of $11.8 million, higher levels of U.S. mutual fund accounts serviced and increased investment accounting revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for 2003 decreased 4.3% to $1,123.9 million compared to 2002. Operating revenues in 2003 decreased 5.9% to $534.1 million compared to 2002. The decline in operating revenues was primarily due to lower revenues being recorded in the mutual fund, brokerage, banking, telecommunications and healthcare industries from lower volumes. Also, there were no OMS revenues recorded subsequent to the Janus Exchange on December 1, 2003. Out-of-pocket revenues decreased 2.8% to $589.8 million compared to 2002 primarily from lower volumes.

Segment total revenues for 2002 decreased 3.3% to $1,174.4 million compared to 2001. Operating revenues for 2002 decreased 6.6% to $567.8 million compared to 2001. The decline in Segment operating revenues resulted from lower telecommunications revenues from lower volumes and unit prices and declines in brokerage related marketing fulfillment and trade confirmation volumes partially offset by the inclusion of new international operations of $19.0 million.

Costs and expenses

Output Solutions Segment costs and expenses for 2003 decreased 3.3% to $1,076.0 million over 2002. The decrease is primarily related lower costs due to decreased operating revenues and out-of-pocket revenues and $12.0 million of costs related to facility and other consolidations being recorded in 2002, partially offset by 2003 costs associated with facility and other consolidations of $2.6 million and a charge of $2.1 million associated with the termination of the employee stock option reload feature. Personnel costs in 2003 decreased 2.5% from 2002 primarily due to the facility consolidation effort.

Segment costs in 2002 increased 0.5% to $1,113.1 million over 2001. The increase primarily resulted from $12.0 million related to facility and other consolidations, partially offset by lower costs from decreased operating revenues. Personnel costs for 2002 decreased 5.5% over 2001 primarily due to the facility consolidation effort.

Depreciation and amortization

Output Solutions Segment depreciation and amortization decreased 5.8% to $36.0 million in 2003. The decrease is primarily due to lower capital expenditures. Segment depreciation and amortization decreased 4.1% to $37.2 million in 2002. The 2002 decrease is due to lower depreciation from reduced investment in capital equipment, partially offset by $1.0 million of software asset impairments.

Income from operations

Output Solutions Segment income for operations decreased 48.5% to $11.9 million and decreased 64.7% to $23.1 million for 2003 and 2002, respectively. The 2003 decrease was primarily related to lower operating revenues, costs associated with facility and other consolidations of $2.6 million and a charge of $2.1 million associated with the termination of the employee stock option reload feature. The decrease in 2002 primarily related to lower telecommunication revenues, costs associated with facility and other consolidations of $12.0 million and a loss from the new international operation.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment total revenues for 2003 decreased 0.1% to $241.7 million as compared to 2002. Segment operating revenues for 2003 increased 1.5% to $180.2 million as compared to 2002. Processing and software service revenues increased 4.2% to $177.3 million in 2003. Equipment sales decreased 60.8% to $4.5 million in 2003. Total cable and satellite subscribers serviced were 39.3 million at December 31, 2003 a decrease of 4.4% compared to year end 2002 levels, principally from a net decrease in U.S. cable subscribers serviced.

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

Costs and expenses

Customer Management Segment costs and expenses for 2003 and 2002 decreased 3.4% to $207.3 million and 9.5% to $214.5 million, respectively, over the comparable prior year. The decrease in 2003 is attributable to lower processing costs of $4.6 million primarily from lower U.S. cable subscribers, lower equipment costs of $3.2 million from lower equipment sales and other cost containment activities, partially offset by increased personnel costs of $7.7 million primarily from increased system development activities and a charge of $1.3 million associated with the termination of the employee stock option reload feature. The decrease in 2002 was primarily attributable to cost containment activities and lower processing cost from lower levels of U.S. cable subscribers.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2003 and 2002 decreased 11.0% to $6.5 million and decreased 77.5% to $7.3 million, respectively, over the comparable prior year. The 2003 decrease is primarily due to lower capital expenditures from cost containment activities. The 2002 decrease is primarily from lower capitalized software amortization and the inclusion of $15.8 million of intangible and software asset impairments in 2001.

Income from operations

Customer Management Segment income from operations increased $7.8 million and decreased $21.6 million in 2003 and 2002, respectively. The increase in 2003 was attributable to an increase in processing and software revenues of $7.2 million and a decrease in processing costs of $4.6 million, partially offset by a decrease in equipment revenues of $4.5 million and a charge of $1.3 million associated with the termination of the employee stock option reload feature. The increase in 2002 was primarily attributable to lower processing costs and the inclusion of intangible and software impairments of $15.8 million in 2001.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues totaled $60.3 million, $55.4 million and $40.5 million in 2003, 2002 and 2001, respectively. Segment operating revenues totaled $59.8 million, $54.8 million and $40.1 million in 2003, 2002 and 2001, respectively, and are primarily derived from real estate activities. Real estate operating revenues of $59.3 million, $54.4 million and $38.5 million in 2003, 2002 and 2001, respectively, were primarily derived from the lease of facilities to the Company’s other business Segments.

Costs and expenses

Investments and Other Segment costs and expenses increased $1.4 million in 2003 and $11.8 million in 2002, primarily as a result of additional real estate activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $0.2 million in 2003 and $3.0 million in 2002 as a result of increased depreciation related to additional real estate investments.

Income from operations

Investments and Other Segment income from operations was $10.5 million, $7.2 million and $7.1 million in 2003, 2002 and 2001, respectively. The 2003 and 2002 amount increased primarily due to higher real estate revenues.

Liquidity and Capital Resources

The Company’s cash flow from operating activities totaled $371.4 million, $393.4 million and $367.4 million in 2003, 2002 and 2001, respectively. Operating cash flows for the year ended December 31, 2003 principally resulted from net income of $320.8 million, depreciation and amortization of $150.4 million, a net realized gain on the Janus Exchange of $118.1 million, increases in accounts payable and accrued liabilities of $45.5 million, and increases in deferred revenues and gains of $15.4 million, partially offset by a decrease in deferred taxes of $12.6 million, an increase in inventories and other current assets of $13.4 million and an increase in accounts receivable of $9.4 million. The Company utilized its 2003 operating cash flows, in addition to draws on its revolving credit facility, to reinvest capital in its existing businesses, and to fund the lock\line acquisition, the scheduled installments of the EquiServe acquisition, investments and advances to unconsolidated affiliates and treasury stock purchases. The Company had $102.4 million of cash and cash equivalents at December 31, 2003.

The Company initiated a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company plans to initiate in 2004 a similar cash management service for Corporate Securities processing transfer agency accounts. At December 31, 2003, the Company had $63.4 million of transfer agency investments and deposits. The Company estimates that these amounts may increase in 2004 by approximately $500 million upon full implementation of the cash management service for Corporate Securities processing transfer accounts.

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

Cash flows used in investing activities totaled $241.5 million, $431.2 million and $253.9 million in 2003, 2002 and 2001, respectively. The Company continues to make significant investments in capital equipment, software, systems and facilities. During the years ended December 31, 2003, 2002 and 2001, the Company expended $264.3 million, $216.8 million and $194.0 million, respectively, in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third-party lenders. Of this total, $89.5 million, $67.9 million and $41.9 million during 2003, 2002 and 2001, respectively, related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements. Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $61.8 million, $45.2 million and $43.2 million in 2003, 2002 and 2001, respectively. Capital expenditures for 2003, 2002 and 2001 include $3.5 million, $3.4 million and $2.7 million for assets placed in service in 2002, 2001 and 2000, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

The Company’s research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $201.2 million, $175.0 million and $175.2 million in 2003, 2002 and 2001, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $61.8 million, $45.2 million and $43.2 million was capitalized in 2003, 2002 and 2001, respectively. Client funded software development and maintenance expenditures totaled $17.5 million, $23.3 million and $12.7 million for 2003, 2002 and 2001, respectively.

The Company made $17.3 million, $54.2 million and $79.5 million in 2003, 2002 and 2001, respectively, of investments in available-for-sale securities and expended $36.1 million, $36.6 million and $22.6 million for advances to unconsolidated affiliates and other investments. During 2003, 2002 and 2001, the Company received $64.7 million, $38.3 million and $57.8 million from the sale of investments in available-for-sale securities and received $5.0 million, $22.1 million and $5.8 million during 2003, 2002 and 2001, respectively, from the sale and maturities of other investments. Gross realized gains of $11.0 million, $10.1 million and $21.1 million and gross losses of $4.5 million, $9.5 million and $2.2 million, were recorded in 2003, 2002 and 2001, respectively, from available-for-sale securities. In addition, the Company expended approximately $2.3 million, $188.1 million and $35.2 million during 2003, 2002 and 2001, respectively, for acquisitions of subsidiaries, net of cash acquired.

The August 2, 2002 acquisition of lock\line was accounted for as a purchase. The results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company’s $315 million syndicated line of credit and a $100 million term bridge loan, which expired on December 30, 2002, and had essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. lock\line revenues for 2003 did not exceed targeted levels necessary to result in additional consideration. Goodwill will be increased by the amount of additional consideration paid.

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

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Three installment payments totaling $165.1 million have been made. The remaining minimum installment payment is $21.6 million and is payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. Based upon management’s current expectations, the Company expects to pay approximately $45 million, of which approximately $23 million will be considered contingent consideration. Goodwill will be increased by the amount of contingent consideration paid.

Cash flows used in (provided by) financing activities totaled $119.8 million, $(45.7) million and $145.3 million in 2003, 2002 and 2001, respectively. The Company received proceeds from the issuance of common stock of $16.3 million, $33.0 million and $38.7 million and repurchased $143.2 million, $114.3 million and $291.1 million of common stock in 2003, 2002 and 2001, respectively. Net borrowings totaled $285.8 million, $76.9 million and $113.1 million during 2003, 2002 and 2001, respectively, on the Company’s revolving credit facilities and there was $475.8 million outstanding at December 31, 2003. There were no net borrowings during 2001 on the Company’s previous $125 million five year revolving credit facility. Net borrowings (payments) under the Company’s 364-day $50 million line of credit totaled $(47.3) million, $5.6 million and $(7.0) million for 2003, 2002 and 2001, respectively, and there was $1.3 million outstanding at December 31, 2003. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million in secured term debt. This subsidiary borrowed an additional $7.0 million in September 2003 in secured term debt. In the second quarter of 2003, the Company borrowed $100 million relating to the repurchase of its common stock. Net proceeds from the issuance of convertible senior debentures of $819 million (net of debt issuance costs of $21 million) were used to retire the short-term bank note of $100 million and pay off revolving bank debt of $220 million.

In August 2003 the Company issued convertible debentures in order to partially finance the Janus Exchange. The Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by certain assets of one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. Payment of dividends and any repurchase or redemption of the Company’s capital stock and/or settlement of forward equity transactions is limited in any fiscal year to an aggregate amount not to exceed 7.5% of consolidated net tangible assets. The Company could also be limited in making dividends and repurchase or redeem its capital stock and/or settle forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. The Company was in compliance with these provisions at December 31, 2003. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may advance additional funds under the facility. The facility is secured by marketable securities owned by one of the Company’s subsidiaries. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange.

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

One of the Company’s subsidiaries maintains a $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature November 2006. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain stockholder’s equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The line of credit is collateralized by certain securities held by the subsidiary and requires that the principal amount outstanding not exceed a defined borrowing base.

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

Under previously announced stock repurchase programs, the Company expended $142.3 million for approximately 4.2 million shares, $99.7 million for approximately 2.5 million shares and $250.3 million for approximately 6.8 million shares in 2003, 2002 and 2001, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2003, the Company had 2.2 million shares remaining to be purchased under these programs and had purchased 20.1 million shares since the programs commenced.

The Company has entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2003, 2002 and 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 3.7 million shares for $128.5 million, 0.6 million shares for $26.5 million and 5.4 million shares for $182.8 million, respectively, under these agreements. The Company currently has no forward stock purchase agreements outstanding.

The Company’s prior stock repurchase program expired on February 29, 2004. On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan. The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

The following table sets forth the Company’s contractual obligations and commercial commitments (in millions):

	Payment Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt obligations	$1,464.7	$26.9	$505.1	$30.7	$902.0
Operating lease obligations	193.6	55.2	93.4	14.6	30.4
Purchase obligations	83.9	45.4	38.5
Other long-term liabilities	96.4	1.4	57.8	1.3	35.9

	$1,838.6	$128.9	$694.8	$46.6	$968.3

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

The Company’s unconsolidated affiliates had a carrying value of $219.4 million and $170.4 million at December 31, 2003 and 2002, respectively. The Company recognized revenues from these unconsolidated affiliates of $149.0 million, $139.2 million and $171.1 million in 2003, 2002 and 2001, respectively. The Company paid these unconsolidated affiliates $44.0 million, $25.0 million and $21.7 million in 2003, 2002 and 2001, respectively, for products, services and leases. At December 31, 2003 and 2002, the Company’s unconsolidated affiliates owed the Company $59.1 million and $56.2 million, respectively, including approximately $39.3 million and $23 million of a secured commercial mortgage loan receivable at December 31, 2003 and 2002 and $12.7 million and $16.3 million of advances at December 31, 2003 and 2002, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $27.7 million, $(4.0) million and $31.6 million during 2003, 2002 and 2001, respectively. The Company owed $5.1 million and $21.1 million to unconsolidated affiliates at December 31, 2003 and 2002, respectively, including $5.0 million and $17.4 million owed to BFDS related to the EquiServe acquisition. In 2003, 2002 and 2001, the Company paid $12.7 million, $13.9 million and $14.6 million to BFDS as the third, second and first installments, respectively, related to the EquiServe acquisition.

The Company has entered into an agreement to guarantee 50% of a $2.2 million construction loan of a 50% owned joint venture. The construction loan expires in June 2004.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in March 2004.

The Company has entered into an agreement to guarantee, on a joint and several basis, up to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture. The $60 million loan expires on December 31, 2005. At December 31, 2003 total borrowings on the loan were $1.8 million.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.6 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.3 million.

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

In certain instances in which the Company licenses proprietary systems to customers, the Company gives certain indemnities (including infringement indemnities) and warranties to the licensee, the terms of which vary depending on the negotiated terms of each respective license agreement. Such warranties generally warrant that such systems will perform in accordance with their specifications. The amount of such obligations is not stated in the license agreements. The Company’s liability for breach of such obligations may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

From time to time, the Company enters into service agreements and other agreements with unaffiliated parties containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. The Company’s liability under such indemnification provisions may be subject to time and materiality limitations, monetary caps and other conditions and defenses. Such indemnity obligations include those described herein.

The Company has entered into purchase and service agreements with its vendors, and consulting agreements with providers of consulting services to the Company, pursuant to which the Company has agreed to indemnify certain of such vendors and consultants, respectively, against third party claims arising from the Company’s use of the vendor’s product or the services of the vendor or consultant.

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made, or due to any breach of the representations, warranties, agreements or covenants contained in the agreement.

The Company has entered into agreements with certain third parties, including banks and escrow agents, that provide software, escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

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

At December 31, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations. Processing and output solutions volumes for mutual fund and corporate securities transfer processing customers are usually highest during the quarter ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January. The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Comprehensive income

The Company’s comprehensive income totaled $507.6 million, $11.8 million and $113.7 million in 2003, 2002 and 2001, respectively. Comprehensive income consists of net income of $320.8 million, $209.0 million and $228.2 million in 2003, 2002 and 2001, respectively, and other comprehensive income of $186.8 million in 2003 and other comprehensive loss of $197.2 million and $114.5 million in 2002 and 2001, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company had a net unrealized loss on available-for-sale securities of $0.5 million, $205.3 million and $112.8 million in 2003, 2002 and 2001, respectively. The Company’s net unrealized gains and losses on available-for-sale securities results primarily from changes in the market value of the Company’s investments in approximately 12.8 million shares of State Street common stock, approximately 8.6 million shares of CSC common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2003, these three investments had an aggregate pre-tax unrealized gain of approximately $610 million. The amounts of foreign currency translation adjustments included in other comprehensive income are immaterial.

Other than temporary impairments

At December 31, 2003, the Company’s available-for-sale securities had unrealized losses of $0.6 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses recorded at December 31, 2003 are other than temporary.

The Company recognized $6.1 million, $10.3 million and $9.4 million of investment impairments for the years ended December 31, 2003, 2002 and 2001, respectively, which the Company believed were other than temporary. The impairments related primarily to investments available for sale in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of operations.

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

Company-Specific Trends and Risks

Dependence on Certain Industries

The Company derives a substantial proportion of its consolidated revenues from the delivery of services and products to clients that are publicly traded corporations, mutual funds, investment managers, insurance companies, banks, brokers, or financial planners or are in the video/broadband, direct broadcast satellite, wire-line, wireless and cellular, debt protection, Internet protocol telephony, Internet, utility and other businesses. Consolidations which would decrease the number of potential clients in such businesses, events which would reduce the rate of growth in or negatively impact such businesses, or significant declines in the number of accounts or subscribers serviced by clients in such businesses could have a material adverse effect on the financial condition and results of operations of the Company.

Development of Technology

The Company is implementing and enhancing (a) a new stock transfer system (“Fairway”) that will replace the existing systems used by its wholly-owned subsidiary EquiServe, Inc. to maintain corporate stock transfer records, and (b) a new subscriber management system (“Concorde”) that will replace the existing systems used by its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. to maintain cable and satellite TV subscriber records. Failure to successfully complete Fairway or Concorde development and implementation, to successfully convert existing clients to such systems, or to successfully complete and implement various other current technology projects could have a material adverse effect on the financial condition and results of operations of the Company.

Impact of Technological and Market Changes

The Company’s clients use computer technology-based products and services in the complex and rapidly changing markets in which they operate. The technology available to the Company’s clients, such as methods for the electronic dissemination of documents, is expanding. The Company’s future success depends in part on its ability to continue to develop and adapt its technology, on a timely and cost effective basis, to meet clients’ needs and demands for the latest technology. There can be no assurance that the Company will be able to respond adequately and in advance of its competitors to these technological demands or that more advanced technology, including technology for the electronic dissemination of documents, will not reduce or replace the needs for certain of the Company’s products and services.

Similarly, certain of the Company’s clients provide services related to communications devices and/or the communications industry. The communications industry, and wireless communication devices in particular, are rapidly evolving. The future success of the Company’s business of providing administrative services to clients in the communications industry depends in part on the Company’s ability to continue to develop and adapt its services, on a timely and cost effective basis, to meet clients’ needs and demands for administrative services appropriate to the latest communications technology.

The Company has expended considerable funds to develop products to serve new and rapidly changing markets. If such markets grow or converge more slowly than anticipated or the Company’s products and services fail to achieve market acceptance, there could be a material adverse effect on the financial condition and results of operations of the Company.

The Company significantly invests in available-for-sale equity securities of other companies. The value of such securities depends on the market for such securities and on changes in the markets in which such other companies operate.

Reliance on Facilities

The Company’s processing services are primarily dependent on facilities housing central computer operations or in which information, image or bill and statement processing occur. The Company’s mutual fund full service, corporate stock transfer and insurance, warranty and debt protection administrative service businesses are dependent on call centers in various locations. The Company owns, leases and manages real estate. A natural disaster, terrorist act or other calamity that causes long-term damage to the Company’s facilities, or economic or other events impacting the real estate markets in which the Company owns, leases or manages real estate, could have a material adverse effect on the financial condition and results of operation of the Company.

Reliance on Insurers

Currently, the Company’s business of providing administrative services in connection with the insurance, warranty, and debt protection services of its clients significantly depends upon its business relationships with one or more insurance companies that provide coverage necessary for the clients’ products and services. Termination of the business relationships with such insurance companies could have a material adverse effect on the financial condition and results of operations of the Company if the Company were unable to arrange alternative sources of coverage.

Importance of Key Personnel

The Company’s operations and the continuing implementation of its business strategy depend upon the efforts of its technical personnel and senior management. Recruiting and retaining capable personnel, particularly those with expertise in the types of computer hardware and software utilized by the Company, are vital to the Company’s success. There is substantial competition for qualified technical and management personnel, and there can be no assurance that the Company will be able to attract or keep the qualified personnel it requires. The loss of key personnel or the failure to hire qualified personnel could have a material adverse effect on the financial condition and results of operations of the Company.

Lack of Control of Joint Ventures

The Company’s business strategy for growth and expansion includes reliance on joint ventures. The Company derives part of its net income from its pro rata share in the earnings of these unconsolidated companies. Although the Company owns significant equity interests in such companies and has representation on their Boards of Directors or governance structures, the Company is not in a position to exercise control over their operations, strategies or financial decisions without the concurrence of its equity partners. The Company’s equity interests in Boston Financial Data Services, Inc. (“BFDS”), Argus Health Systems, Inc., and International Financial Data Services Limited Partnership and International Financial Data Services Limited (collectively, “IFDS”) are subject to contractual buy/sell arrangements that may restrict the Company’s ability to fully dispose of its interest in these companies and that under certain circumstances permit such companies to purchase the Company’s interest.

The other parties to the Company’s current and future joint venture arrangements may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or of the Company. In addition, if such other parties were unable to meet their economic or other obligations to such ventures, it could, depending upon the nature of such obligations, adversely affect the financial condition and results of operations of the Company.

Significant Competition from Other Providers

The Company and its subsidiaries and joint ventures encounter significant competition for the Company’s services and products from other third-party providers of similar services and products and from potential clients who have chosen not to outsource certain services the Company could provide. The Company’s ability to compete effectively depends, in part, on the availability of capital and other resources, and some of these competitors have greater resources and greater access to capital than the Company. The Company also competes for shareowner accounting services with brokerage firms that perform sub-accounting services for the brokerage firms’ customers who purchase or sell shares of mutual funds for which the Company serves as transfer agent. Such brokerage firms maintain only an “omnibus” account with the Company representing the aggregate number of shares of a mutual fund owned by the brokerage firms’ customers, thus resulting in fewer mutual fund shareowner accounts being maintained by the Company. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company. In addition, competitive factors could influence or alter the Company’s overall revenue mix between the various business segments.

Regulation

As registered transfer agents, the Company, its subsidiary EquiServe, its indirect subsidiary EquiServe Trust Company, N.A. (“EquiServe Trust”), its joint venture BFDS and BFDS’ subsidiary National Financial Data Services, Inc. (collectively, “Domestic Transfer Agent Businesses”) are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the Exchange Act which require them to register with the SEC and which impose on them recordkeeping and reporting requirements. Certain of the operations and records of the Domestic Transfer Agent Businesses are subject to examination by the SEC and, as providers of services to financial institutions, to examination by bank and thrift regulatory agencies. In connection with its transfer agency business, EquiServe Trust serves as a limited purpose trust company subject to regulation of the Office of the Comptroller of the Currency. In addition, companies wholly owned by IFDS (“IFDS Transfer Agent Businesses”) are subject to regulation of similar regulatory agencies in other countries. Any of the Domestic Transfer Agent Businesses or IFDS Transfer Agent Businesses could have its regulatory authorizations suspended or revoked if it were to materially violate applicable regulations, which could have an adverse effect on the financial condition and results of operations of the Company.

Similarly, certain of the Company’s subsidiaries involved in the business of providing administrative services in connection with insurance and warranty products are licensed insurance agencies or licensed or registered service warranty providers and, as such, are subject to applicable state insurance and service warranty laws and to related rules and regulations. These laws and regulations impose on them recordkeeping, reporting, financial, and other requirements and generally regulate the conduct of regulated business operations. In the event any of the subsidiaries materially violate any of these applicable laws or regulations, their regulatory authorizations could be suspended or revoked, which could have a material adverse effect on the financial condition and results of operations of the Company.

The Company’s existing and potential clients are subject to extensive regulation. Certain of the Company’s customers are subject to federal and state regulation of investment advisors and broker/dealers. Certain of the Company’s clients are also subject to federal and state regulations governing the privacy and use of the customer information that is collected and managed by the Company’s products and services. Certain of the Company’s revenue opportunities may depend on continued deregulation in the worldwide communications industry. Regulatory changes that adversely affect the Company’s existing and potential clients, or material violation of regulatory requirements by clients, could diminish the business prospects of such clients. If such conditions were to materially, adversely affect the business of a material client or a material group of the Company’s clients, such conditions could have a material adverse effect on the financial condition and results of operations of the Company.

Interest Earnings as a Portion of Revenue

The Company’s transfer agent businesses derive a certain amount of service revenue from investment earnings related to cash balances maintained in transfer agency customer bank accounts. The balances maintained in the bank accounts are subject to fluctuation. A change in interest rates could have a material adverse effect on the financial condition and results of operations of the Company.

Anti-Takeover Considerations

Some provisions of the Company’s Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to certain stockholders. The Company has also adopted a stockholders’ rights plan, which could delay, deter or prevent a change in control of the Company. A few of the Company’s client agreements allow the client to terminate its agreement or to obtain rights to use the Company’s software used in processing the client’s data in the event of an acquisition or change of control of the Company. In the event of a change in control of the Company (as defined in the applicable plan or agreement), vesting of awards (including stock options, restricted stock, and rights to receive stock as deferred compensation) under the Company’s Stock Option and Performance Award Plan will be automatically accelerated, certain limited rights related to stock options will become exercisable, and employment continuation provisions will apply under the employment agreements of certain executive officers. Certain of the Company’s joint venture agreements allow other parties to the joint venture to buy the Company’s joint venture interests in the event of a change of control of the Company.

Non-U.S. Operations

Consolidated revenues from the Company’s subsidiaries in Canada, Europe and elsewhere outside the U.S. account for a percentage of the Company’s revenues. The Company’s current and proposed international business activities are subject to certain inherent risks, including but not limited to, specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, change in the national priorities of any given country, and cultural differences. There can be no assurance that such risks will not have a material adverse effect on the Company’s future international sales and, consequently, the Company’s financial condition and results of operations.

Variability of Quarterly Operating Results

The Company’s quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors, including but not limited to the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the evolving and unpredictable nature of the markets in which the Company’s products and services are sold, and general economic conditions.

Client Failure to Renew or Utilize Contracts

Substantially all of the Company’s revenue is derived from the sale of services or products under long-term contracts with its clients. The Company does not have the unilateral option to extend the terms of such contracts upon their expiration. Certain of the Company’s service agreements contain “termination for convenience” clauses that enable clients to cancel the agreements by providing written notice to the Company a specified number of days prior to the desired termination date. Such clauses are sometimes coupled with a requirement for payment by the client of a fee in the event of termination for convenience. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company’s financial condition and results of operations.

Dependence on Proprietary Technology

The Company relies on a combination of patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect its proprietary technology. There can be no assurance that these provisions will be adequate to protect its proprietary rights. There can be no assurance that third parties will not assert infringement claims against the Company or the Company’s clients or that such claims, if brought, would not have a material adverse effect on the financial condition and results of operations of the Company.

Security of Proprietary Customer Information

The Company’s business involves the electronic recordkeeping of proprietary information of the Company’s customers, and of the clients of such customers. The Company maintains systems and procedures to protect against unauthorized access to such information and against computer viruses (“Security Systems”), and there is no guarantee that the Security Systems are adequate to protect against all security breaches. Rapid advances in technology make it impossible to anticipate or be prepared to address all potential security threats. A material breach of Security Systems could cause the Company’s customers to reconsider use of the Company’s services and products, affect the Company’s reputation, or otherwise have a material adverse effect on the Company’s financial condition and results of operations.

Potential Dilution of Company Common Stock

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures. The debentures are under specified circumstances convertible into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures, subject to adjustment. Each series of debentures are convertible under any of the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the closing price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; (2) subject to certain exceptions, during the five business day period after any five consecutive trading-day period in which the trading price per $1,000 original principal amount of the applicable series of debentures for each day of that period was less than 95% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the Company call the debentures for redemption; or (4) upon the occurrence of specified corporate transactions. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures, if converted into common stock, would have a potentially dilutive effect on the Company’s common stock.

Under the Company’s Employee Stock Purchase Plan, employees have a right, subject to certain limits, to purchase Company common stock at 85% of the lower of the average market price of the stock on the exercise date or the offering date. Under the Company’s Stock Option and Performance Award Plan, the Company issues to directors and employees options to purchase shares of the Company’s common stock. Purchases under the Employee Stock Purchase Plan and exercises of options could have a potentially dilutive effect on the Company’s common stock.

A change of control under the Company’s stockholder’s rights plan would cause the issuance of rights to purchase 1/1000th shares of preferred stock of the Company for each share of Company common stock, or, in some circumstances, other securities of the Company, which could have a potentially dilutive effect on the Company’s common stock.

Miscellaneous

In addition to the factors noted above, there may be other factors that cause any forward-looking comment to become inaccurate. One such factor is litigation and claims involving the Company, including routine litigation and claims involving transfer agency operations in which the plaintiffs or claimants allege that errors or delays in transaction processing cause damages based on factors such as unfavorable changes in the market value of securities processed and including class action claims based upon various regulatory rules and consumer protection statutes with respect to which class action plaintiffs may attempt to assert private rights of action. Other factors include, but are not limited to, accounting or other fraud that may occur with respect to the financial statements or business of a financial service provider or other client of the Company; changes in management strategies; changes in lines of business or markets; failure of anticipated opportunities to materialize; changes in the cost of necessary supplies; and changes in the economic, political or regulatory environments in the United States and/or the other countries where the Company now competes or may compete in the future.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of December 31, 2003 was approximately $1.2 billion. The impact of a 10% change in fair value of these investments would be approximately $72 million to comprehensive income. As discussed under “Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2003, the Company and its joint ventures had approximately $1.7 billion of cash balances maintained in such accounts. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.2 million of net income (loss).

At December 31, 2003, the Company had $1,437.8 million of long-term debt, of which $577.5 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar and Australian dollar. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2003, the Company’s international subsidiaries had approximately $226 million in total assets and for the year ended December 31, 2003, these international subsidiaries produced approximately $27 million in net income. The Company estimates that a 10% change in exchange rates would increase or decrease the total assets by approximately $23 million and would increase or decrease net income by approximately $3 million.

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

Report of Independent Auditors

To the Stockholders and Board of Directors
of DST Systems, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Kansas City, Missouri
February 26, 2004

DST Systems, Inc.
Consolidated Balance Sheet
(dollars in millions, except per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$102.4	$92.3
Transfer agency investments	63.4	61.6
Accounts receivable (includes related party receivables of $7.1 and $16.8)	399.4	394.7
Inventories	16.8	15.1
Deferred income taxes	48.8	47.8
Other assets	51.0	53.6

	681.8	665.1
Investments	1,432.5	1,137.5
Properties	647.2	524.7
Goodwill	261.8	259.8
Intangibles	123.2	130.1
Other assets	52.1	27.0

Total assets	$3,198.6	$2,744.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$26.9	$59.2
Transfer agency deposits	63.4	61.6
Accounts payable	126.3	96.3
Accrued compensation and benefits	98.1	96.9
Deferred revenues and gains	95.0	79.7
Other liabilities	162.5	189.2

	572.2	582.9
Long-term debt	1,437.8	379.5
Deferred income taxes	408.5	272.3
Other liabilities	96.4	87.5

	2,514.9	1,322.2

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 300 million shares authorized, 95.3 million and 127.6 million shares issued	1.0	1.3
Additional paid-in capital	208.8	367.2
Retained earnings	514.6	1,169.2
Treasury stock, at cost	(438.4)	(326.6)
Accumulated other comprehensive income	397.7	210.9

Total stockholders’ equity	683.7	1,422.0

Total liabilities and stockholders’ equity	$3,198.6	$2,744.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Operating revenues	$1,724.9	$1,657.9	$1,656.0
Out-of-pocket reimbursements	691.4	725.9	724.7

Total revenues (includes related party revenues of $149.0, $139.2 and $171.1)	2,416.3	2,383.8	2,380.7
Costs and expenses	1,958.4	1,936.7	1,927.8
Depreciation and amortization	150.4	143.8	159.4

Income from operations	307.5	303.3	293.5
Interest expense	(26.9)	(13.4)	(7.5)
Other income, net	28.1	20.2	36.2
Gain on Janus Exchange and PAS	108.9		32.8
Equity in earnings (losses) of unconsolidated affiliates	12.5	6.5	(1.5)

Income before income taxes	430.1	316.6	353.5
Income taxes	109.3	107.6	125.3

Net income	$320.8	$209.0	$228.2

Average common shares outstanding	114.5	120.0	122.6
Diluted shares outstanding	116.0	121.7	126.0
Basic earnings per share	$2.80	$1.74	$1.86
Diluted earnings per share	$2.77	$1.72	$1.81

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in millions)

	Common Stock

	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

December 31, 2000	124.7	$1.3	$425.1	$732.0	$(115.2)	$522.6	$1,565.8

Comprehensive income:
Net income				228.2
Other comprehensive loss						(114.5)
Comprehensive income							113.7

Issuance of common stock	2.5		(33.0)		117.0		84.0
Repurchase of common stock	(6.8)				(291.1)		(291.1)

December 31, 2001	120.4	1.3	392.1	960.2	(289.3)	408.1	1,472.4

Comprehensive income:
Net income				209.0
Other comprehensive loss						(197.2)
Comprehensive income							11.8

Issuance of common stock	1.7		(24.9)		77.0		52.1
Repurchase of common stock	(2.5)				(114.3)		(114.3)

December 31, 2002	119.6	1.3	367.2	1,169.2	(326.6)	210.9	1,422.0

Comprehensive income:
Net income				320.8
Other comprehensive loss						186.8
Comprehensive income							507.6

Retirement of common stock	(32.3)	(0.3)	(149.8)	(975.4)			(1,125.5)
Issuance of common stock	0.8		(8.6)		31.4		22.8
Repurchase of common stock	(4.2)				(143.2)		(143.2)

December 31, 2003	83.9	$1.0	$208.8	$514.6	$(438.4)	$397.7	$683.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31,

	2003	2002	2001

Cash flows - operating activities:
Net income	$320.8	$209.0	$228.2

Depreciation and amortization	150.4	143.8	159.4
Equity in (earnings) losses of unconsolidated affiliates	(12.5)	(6.5)	1.5
Net realized gains on investments, OMS and PAS	(118.1)	(3.5)	(46.6)
Deferred income taxes	(12.6)	(37.7)	(25.0)
Decrease (increase) in accounts receivable	(9.4)	(26.9)	27.1
Decrease (increase) in inventories and other current assets	(13.4)	2.2	(27.7)
Increase in transfer agency investments	(1.8)	(1.0)	(6.4)
Increase in transfer agency deposits	1.8	1.0	6.4
Increase in accounts payable and accrued liabilities	45.5	65.0	50.7
Increase (decrease) in deferred revenues and gains	15.4	25.0	(3.7)
Increase in accrued compensation and benefits	7.1	21.4	2.1
Other, net	(1.8)	1.6	1.4

Total adjustments to net income	50.6	184.4	139.2

Net	371.4	393.4	367.4

Cash flows - investing activities:
Proceeds from sale of investments	69.7	60.4	63.6
Investments in and advances to unconsolidated affiliates	(36.1)	(36.6)	(22.6)
Investments in securities	(17.3)	(54.2)	(79.5)
Capital expenditures	(264.3)	(216.8)	(194.0)
Payment for purchases of subsidiaries, net of cash acquired	(2.3)	(188.1)	(35.2)
Other, net	8.8	4.1	13.8

Net	(241.5)	(431.2)	(253.9)

Cash flows - financing activities:
Proceeds from issuance of common stock	16.3	33.0	38.7
Proceeds from issuance of long-term debt	7.0	106.5	7.1
Principal payments on long-term debt	(57.7)	(60.6)	(6.0)
Net proceeds from issuance of convertible debentures	819.0
Net increase in revolving credit facilities	238.2	82.2	106.1
Common stock repurchased	(143.2)	(114.3)	(291.1)
Common stock received for cash portion of OMS Exchange	(999.4)
Other, net		(1.1)	(0.1)

Net	(119.8)	45.7	(145.3)

Net increase (decrease) in cash and cash equivalents	10.1	7.9	(31.8)
Cash and cash equivalents, beginning of year	92.3	84.4	116.2

Cash and cash equivalents, end of year	$102.4	$92.3	$84.4

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

Output Solutions

DST’s Output Solutions Segment provides single source, integrated print and electronic communications solutions. In the U.S., the Company provides customized and personalized bill and statement processing services, electronic bill payment and presentment solutions and computer output archival solutions.

The Segment also offers its services to the Canadian and U.K. markets. DST Output Canada Inc. (“DST Output Canada”), formerly known as Xebec Imaging Services, Inc., offers customer communications and document automation solutions to the Canadian market. DST International Output Limited (“DST International Output”) provides personalized paper and electronic communications principally in the U.K.

The Segment distributes its products directly in connection with the provision of certain Financial Services and Customer Management products and in connection with other providers of data processing services.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The Company holds investments in equity securities with a market value of approximately $1,173 million at December 31, 2003, including approximately 12.8 million shares of State Street Corporation (“State Street”) with a market value of $666 million and 8.6 million shares of Computer Sciences Corporation (“CSC”) with a market value of $382 million. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of DST. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

In December 2003, the FASB issued the revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was effective immediately to variable interest entities created after January 31, 2003. It is effective March 31, 2004 to variable interest entities created prior to February 1, 2003. FIN 46 requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.” The principal characteristics of variable interests entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a “variable interest entity,” the entity must be consolidated by the “primary beneficiary.” The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.4 million at December 31, 2003) from the Company’s captive insurance company. The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate. However, in cases where the Company may occupy greater than 50% of the leased facility, the joint venture could be a variable interest entity. The Company had one real estate joint venture and related lease entered into subsequent to January 31, 2003, that qualified as a variable interest entity due to the Company’s occupancy of the facility and financing arrangement with the Company’s wholly owned captive insurance company. The Company has not consolidated the real estate joint venture upon application of FIN 46 because, notwithstanding its occupancy of the office facility, it is not the primary beneficiary based upon a cash flow analysis. The Company has not finalized analyses of real estate joint ventures entered into prior to February 1, 2003. However, management believes a large portion of the real estate joint ventures will be considered variable interests entities, based upon the Company’s occupancy. Based upon preliminary analyses, management does not believe the real estate joint ventures will need to be consolidated because the Company is not the primary beneficiary of the joint ventures. Accordingly, management of the Company believes that FIN 46 will not have a material effect on its financial statements for real estate joint ventures entered into prior to February 1, 2003. The Company’s maximum exposure under the real estate operating leases is the remaining lease payments, as reflected in future lease commitments in Note 15 to the Company’s Consolidated Financial Statements.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and IFDS Luxembourg); and Argus Health Systems. Each of these operating joint ventures was formed prior to February 1, 2003. The Company has not finalized our FIN 46 analyses of these operating joint ventures, but its preliminary assessment is that none qualify as variable interests entities due to meeting the criteria for the operating joint venture exception in FIN 46. Accordingly, the Company believes that FIN 46 will not be material for these operating joint ventures.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company’s revenues are computer processing and services revenues and are recognized upon performance of the services provided. Revenues under bundled service agreements are recognized over the life of the agreement based on usage and as the bundled services are provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales and sales-type leases is recognized as equipment is shipped. Income from financing leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Revenue from rentals and operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments are estimated as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

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

A portion of the Company’s development costs is funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed. Client funded software development and maintenance expenditures totaled $17.5 million, $23.3 million and $12.7 million for 2003, 2002 and 2001, respectively.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $139.4 million, $129.8 million and $132.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company capitalized $61.8 million, $45.2 million and $43.2 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense related to capitalized development costs totaled $31.7 million, $18.7 million and $30.4 million (includes $15.4 million of software impairments) for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash equivalents

Short-term liquid investments with a maturity of three months or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

Transfer agency investments and deposits

The Company provides a cash management service for mutual fund transfer agency clients, whereby end of day available client bank balances for redemptions and purchases are invested by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the mutual fund transfer agency client accounts the following business day.

Inventories

Inventories are valued at average cost. Cost is determined on the specific identification or first-in, first-out basis. Inventories are comprised primarily of paper and envelope stocks.

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

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 15 to 40 years. Data processing equipment, data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management’s opinion, no such impairment exists at December 31, 2003.

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

The Company’s initial impairment test upon adoption of SFAS No. 142 and annual impairment tests indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

Income taxes

The Company accounts for income taxes under SFAS No. 109. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and differences between the income tax and financial accounting statement bases of assets and liabilities and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

From time to time the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions in accordance with SFAS No. 5.

Customer deposits

The Company requires postage deposits from certain of its clients based on long-term contractual arrangements. The Company does not anticipate repaying in the next year amounts classified as non-current. Customer deposits are included in Other liabilities on the Company’s Consolidated Balance Sheet.

Foreign currency translation

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders’ equity and were not material at December 31, 2003 and 2002. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures (see Note 10) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. Since a cash settlement is assumed for these shares, the impact has been excluded from earnings per share.

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

At December 31, 2003, the Company had stock based compensation plans, which are described separately in Note 12. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		Year Ended December 31,

		2003	2002	2001

Net income (millions):	As reported	$320.8	$209.0	$228.2

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(30.7)	(31.5)	(27.2)

Net Income	Pro forma	$290.1	$177.5	$201.0

Basic earnings per share:	As reported	$2.80	$1.74	$1.86
	Pro forma	$2.53	$1.48	$1.64

Diluted earnings per share:	As reported	$2.77	$1.72	$1.81
	Pro forma	$2.50	$1.46	$1.60

The FASB added to its agenda in March 2003 to propose an accounting standard related to equity-based compensation. This standard is expected to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company). An exposure draft is expected to be released in the first quarter of 2004 with a final standard issued in the third quarter of 2004. The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, as amended by SFAS No. 148. Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods. The Company is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.

3. Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which DST received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and Exchange Agreement terms, the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operating business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million DST shares were valued at $34.50 (representing the cash element of the Janus Exchange) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS operating business based on the closing price of the Company’s common stock on December 1, 2003). Accordingly, for financial reporting purposes, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision in its financial statements for income taxes in connection with the transaction. OMS’ operating revenues for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $61.4 million and $77.4 million, respectively. OMS’ pre-tax earnings for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $3.7 million and $4.5 million, respectively. OMS has approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

The Company issued convertible debentures and entered into a new syndicated bank credit facility in order to partially finance the Janus Exchange. The debentures and syndicated bank facility are described in Note 10.

4. Recent Acquisitions

lock\line, LLC “(lock\line”)

On August 2, 2002, the Company acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is included in the Financial Services Segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004. Goodwill will be increased by the amount of additional consideration paid, if any.

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

The intangible assets principally represent customer relationships, which are being amortized over a period ranging from 3 to 20 years.

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

Wall Street Access, LLC (“Wall Street Access”)

In July 2002, the Company acquired additional interests in Wall Street Access for approximately $16 million and now has a 20% interest in Wall Street Access. DST accounts for its interest in Wall Street Access under the equity method of accounting. Wall Street Access is a provider of online brokerage services to individual traders and professional money managers.

5. EquiServe, Inc. (“EquiServe”)

On March 30, 2001, DST completed the acquisition of a 75% interest in EquiServe by purchasing interests held by FleetBoston Financial (“FleetBoston”) and Bank One Corporation (“Bank One”). On July 31, 2001, DST completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services, on essentially the same terms provided to FleetBoston and Bank One.

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001. The minimum purchase price of $186.7 million is to be paid in four installments. The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation. Three installment payments totaling $165.1 million have been made. The remaining minimum installment payment is $21.6 million and is payable on February 28, 2004. The remaining minimum purchase price installments can increase pursuant to a formula that provides for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceed certain targeted levels. Based upon management’s current expectations, the Company expects to pay approximately $45 million, of which approximately $23 million will be considered contingent consideration. Goodwill will be increased by the amount of contingent consideration paid.

A restructuring provision of $15.9 million was recorded in 2001 for employee severances and supplier contract termination costs related to the Company’s acquisition of EquiServe. The Company utilized $3.1 million during 2003 related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, was $12.5 million relating to approximately 610 employees, which have been separated from the Company as of December 31, 2003. Contract termination costs of approximately $3.4 million relating to closed facilities were paid in 2001.

6. DST Output Restructuring

The Output Solutions Segment consolidated its operations into three primary facilities and closed certain other smaller facilities. The Segment recorded a charge associated with facility and other consolidations of $12.0 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees across nearly all classifications and locations. Severance costs of $1.9 million and $1.4 million were paid in 2003 and 2002, respectively for approximately 395 employees, which have been separated from the Company as of December 31, 2003. Facility closure and relocation costs of $1.5 million and $3.6 million were incurred in 2003 and 2002, respectively. Leasehold write-offs and asset impairments of $0.5 million and $2.2 million were recorded during 2003 and 2002, respectively. Other period costs of $0.4 million and $1.2 million were expensed as incurred during 2003 and 2002.

7. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,

	2003	2002

Land	$48.5	$38.2
Buildings	299.7	253.0
Data processing equipment	295.9	277.7
Data processing software	375.8	299.7
Furniture, fixtures and other equipment	276.7	278.1
Leasehold improvements	97.7	93.9
Construction-in-progress	88.5	36.0

	1,482.8	1,276.6
Less accumulated depreciation and amortization	835.6	751.9

Net properties	$647.2	$524.7

Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $140.7 million, $139.8 million and $139.2 million, respectively. At December 31, 2003, there were approximately $36 million of properties, which are included in the above table, under lease with a municipality.

8. Investments

Investments are as follows (in millions):

	2003	Carrying Value

	Ownership	December 31,

	Percentage	2003	2002

Available-for-sale securities:
State Street Corporation	4%	$666.2	$498.9
Computer Sciences Corporation	5%	381.8	297.4
Euronet Worldwide, Inc.	7%	34.0	14.2
Other available-for-sale securities		90.7	120.0

		1,172.7	930.5

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	79.1	69.3
International Financial Data Services, U.K.	50%	9.2	9.2
International Financial Data Services, Canada	50%	16.9	14.5
Twelve Wyandotte, LLC	50%	27.3	27.6
Wall Street Access, LLC	20%	22.5	22.6
Other unconsolidated affiliates		64.4	27.2

		219.4	170.4

Other:
Net investment in leases			1.1
Other		40.4	35.5

		40.4	36.6

Total investments		$1,432.5	$1,137.5

State Street is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company’s investment in State Street’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $7.2 million, $6.1 million and $4.7 million in dividends from State Street in 2003, 2002 and 2001, respectively, which have been recorded in other income.

CSC is a global provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company’s investment in CSC’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end.

Euronet Worldwide, Inc. (“Euronet”) is a leading provider of secure electronic financial transaction solutions. They provide financial payment middleware, financial network gateways, outsourcing and consulting services to financial institutions, retailers and mobile phone operators. The aggregate market value of the Company’s investment in Euronet’s common stock presented above was based on the closing price on the NASDAQ at the respective year end.

The Company’s investments in available-for-sale securities had an aggregate market value of $1,172.7 million and $930.5 million and an aggregate cost basis of $544.8 million and $586.7 million at December 31, 2003 and 2002, respectively. Gross unrealized holding gains totaled $628.4 million and $347.5 million and gross unrealized holding losses totaled $0.6 million and $3.7 million at December 31, 2003 and 2002, respectively. During 2003, 2002 and 2001, the Company received $64.7 million, $38.3 million and $57.8 million from the sale of investments in available-for-sale securities. Gross realized gains of $11.0 million, $10.1 million and $21.1 million and gross losses of $4.5 million, $9.5 million and $2.2 million, were recorded in 2003, 2002 and 2001, respectively, from available-for-sale securities. Included in the gross losses of available-for-sale securities is $4.2 million, $8.2 million and $1.9 million of investment impairments for 2003, 2002 and 2001, respectively.

The Company recognized $6.1 million, $10.3 million and $9.4 million of investment impairments for the years ended December 31, 2003, 2002 and 2001, respectively, which the Company believed were other than temporary. The impairments related primarily to investments available for sale in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of operations.

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

International Financial Data Services, U.K. (“IFDS U.K.”) is a U.K. joint venture of DST and State Street. IFDS U.K. provides full and remote processing for U.K. unit trusts and related products.

International Financial Data Services, Canada (“IFDS Canada”) is a corporate joint venture of the Company and State Street. DST Canada had been a wholly owned subsidiary of the Company since June 1993, but was contributed to the new joint venture in January 2001. IFDS Canada provides shareowner accounting and recordkeeping to international markets.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2003, 2002 and 2001 and related goodwill amortization for 2001 is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

BFDS	$9.7	$5.4	$3.5
IFDS U.K.	(1.7)	(1.9)	(3.5)
IFDS Canada	2.4	1.5	5.0
Other	2.1	1.5	(6.5)

	$12.5	$6.5	$(1.5)

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Revenues	$720.5	$656.8	$631.8
Costs and expenses	693.8	646.1	632.7
Net income (loss)	26.7	10.7	(0.9)
Current assets	314.1	276.4
Noncurrent assets	516.6	424.7
Current liabilities	169.6	145.2
Noncurrent liabilities	338.4	263.8
Partners’ and stockholders’ equity	322.7	292.1

The Company’s unconsolidated affiliates had a carrying value of $219.4 million and $170.4 million at December 31, 2003 and 2002, respectively. The Company recognized revenues from these unconsolidated affiliates of $149.0 million, $139.2 million and $171.1 million in 2003, 2002 and 2001, respectively. The Company paid these unconsolidated affiliates $44.0 million, $25.0 million and $21.7 million in 2003, 2002 and 2001, respectively, for products, services and leases. At December 31, 2003 and 2002, the Company’s unconsolidated affiliates owed the Company $59.1 million and $56.2 million, respectively, including approximately $39.3 million and $23 million of a secured commercial mortgage loan receivable at December 31, 2003 and 2002 and $12.7 million and $16.3 million of advances at December 31, 2003 and 2002, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $27.7 million, $(4.0) million and $31.6 million during 2003, 2002 and 2001, respectively. The Company owed $5.1 million and $21.1 million to unconsolidated affiliates at December 31, 2003 and 2002, respectively, including $5.0 million and $17.4 million owed to BFDS related to the EquiServe acquisition. In 2003, 2002 and 2001, the Company paid $12.7 million, $13.9 million and $14.6 million to BFDS as the third, second and first installments, respectively, related to the EquiServe acquisition.

Goodwill and other intangibles, net of accumulated amortization, of $17.4 million and $18.0 million at December 31, 2003 and 2002 is classified as part of the investments in the unconsolidated affiliates. Related amortization expense was $0.7 million, $0.4 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net investment in leases of $1.1 million at December 31, 2002 reflects the gross lease receivable from sales-type leases and the estimated residual value of the leased equipment less unearned income.

9. Goodwill and Intangibles

The following table summarizes intangible assets (in millions):

	December 31, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer relationships	$136.0	$13.0	$134.5	$4.6
Intellectual property
Other	0.3	0.1	0.2

Total	$136.3	$13.1	$134.7	$4.6

Amortization of intangible assets for the years ended December 31, 2003, 2002 and 2001 was $9.1 million, $4.2 million and $3.2 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2003 is estimated at $7.6 million for each of the years 2004, 2005, 2006, 2007 and 2008.

The following tables summarizes the changes in the carrying amount of goodwill for years ended December 31, 2003 and 2002, by Segment (in millions):

	December 31, 2002	Acquisitions	Other	December 31, 2003

Financial Services	$245.5	$2.1	$(0.3)	$247.3
Output Solutions	8.9		0.2	9.1
Customer Management	5.4			5.4
Investments and Other

Total	$259.8	$2.1	$(0.1)	$261.8

	December 31, 2001	Acquisitions	Other	December 31, 2002

Financial Services	$156.1	$78.6	$10.8	$245.5
Output Solutions	8.7	1.4	(1.2)	8.9
Customer Management	5.4			5.4
Investments and Other	0.3		(0.3)

Total	$170.5	$80.0	$9.3	$259.8

Amortization of goodwill totaled $11.3 million for the year ended December 31, 2001. There was no goodwill amortization expense recorded for 2003 or 2002.

If SFAS No. 142 would have been adopted at January 1, 2001, the Company would have reported net income and basic and diluted earnings per share as follows (in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Reported net income	$320.8	$209.0	$228.2
Add amortization (net of tax)			9.4

Adjusted net income	$320.8	$209.0	$237.6

Basic earnings per share
Reported net income	$2.80	$1.74	$1.86
Amortization (net of tax)			0.08

Adjusted net income	$2.80	$1.74	$1.94

Diluted earnings per share
Reported net income	$2.77	$1.72	$1.81
Amortization (net of tax)			0.07

Adjusted net income	$2.77	$1.72	$1.88

Average common shares outstanding	114.5	120.0	122.6
Diluted shares outstanding	116.0	121.7	126.0

The Company has completed its initial impairment testing and annual impairment testing of goodwill and has concluded that no such impairment exists. The fair value of the reporting units were estimated using the expected present value of future cash flows.

10.  Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,

	2003	2002

Mortgage notes	$130.2	$132.3
Convertible debentures	840.0
Revolving credit facilities	477.1	240.3
Acquisition installments	17.4	64.1
Other		2.0

	1,464.7	438.7
Less debt due within one year	26.9	59.2

Long-term debt	$1,437.8	$379.5

The mortgage notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are both fixed and variable. Fixed rates range from 7.5% to 10.0% and variable rates are based on LIBOR at December 31, 2003. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million under mortgage notes scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The loan is secured by real property owned by the Company.

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million were used in part in conjunction with the Janus Exchange (Note 3). Prior to closing of the Janus Exchange, the Company directed the proceeds to retire a short term bank note of $100 million and pay down revolving bank debt of $220 million, with the remainder being invested. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by marketable securities owned by one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. Payment of dividends and any repurchase or redemption of the Company’s capital stock and/or settlement of forward equity transactions is limited in any fiscal year to an aggregate amount not to exceed 7.5% of consolidated net tangible assets. The Company could also be limited in making dividends and repurchase or redeem its capital stock and/or settle forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not advance additional funds under the facility. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange.

In December 2001, the Company entered into a $285 million (increased to $315 million in February 2002 and replaced by a $650 million syndicated bank credit facility in December 2003) unsecured revolving credit facility with a syndicate of U.S. and international banks. The $315 million revolving credit facility replaced the Company’s previous $125 million five year revolving credit facility and $120 million 364-day revolving credit facility.

One of the Company’s subsidiaries maintains a $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature November 2006. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain stockholder’s equity of at least $300 million and to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The line of credit is collateralized by certain securities held by the subsidiary and requires that the principal amount outstanding not exceed a defined borrowing base.

The acquisition installments represent the discounted remaining minimum purchase price installments for the acquisition of EquiServe (see Note 4). These installments are due at February 28, 2004 and carry an interest rate of 4.07% to 4.86%. Included in the acquisition installments is $5.0 million due to BFDS.

Future principal payments of indebtedness at December 31, 2003 are as follows (in millions):

2004	$26.9
2005	9.3
2006	486.2
2007	9.6
2008	10.3
Thereafter	922.4

Total	$1,464.7

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2003 and 2002. As of December 31, 2003, the market value of the Series A convertible senior debentures was approximately 119% of par value and the market value of the Series B convertible senior debentures was approximately 114% of par value.

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,

	2003	2002	2001

U.S.	$388.6	$284.7	$322.9
International	41.5	31.9	30.6

Total	$430.1	$316.6	$353.5

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,

	2003	2002	2001

Current
Federal	$67.7	$88.8	$100.0
State and local	3.6	12.7	7.4
International	13.8	8.7	10.0

Total current	85.1	110.2	117.4

Deferred
Federal	16.8	(1.9)	7.3
State and local	7.4	(0.7)	0.5
International			0.1

Total deferred	24.2	(2.6)	7.9

Total provision for income taxes	$109.3	$107.6	$125.3

Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Provision for income taxes using the statutory rate in effect	$150.6	$110.8	$123.7
Tax effect of:
State and local income taxes, net	7.2	7.9	5.2
International income taxes, net	(4.7)	(1.8)	(0.7)
Earnings of U.S. unconsolidated affiliates	(3.2)	(1.5)	(1.1)
Janus nontaxable exchange	(37.0)
Other	(3.6)	(7.8)	(1.8)

Total provision for income taxes	$109.3	$107.6	$125.3

Effective tax rate	25.4%	34.0%	35.4%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,

	2003	2002

Liabilities:
Investments in available for sale securities	$(368.1)	$(262.6)
Unconsolidated affiliates and investments	(4.3)	(3.9)
Accumulated depreciation and amortization	(38.5)	(20.4)

Gross deferred tax liabilities	(410.9)	(286.9)

Assets:
Book accruals not currently deductible for tax	16.5	35.5
Deferred compensation and other employee benefits	23.1	17.0
Other	11.6	9.9

Gross deferred tax assets	51.2	62.4

Net deferred tax liability	$(359.7)	$(224.5)

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2003, the cumulative amount of such unremitted earnings was $101.8 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company’s tax basis. Deferred taxes provided on unremitted earnings through December 31, 2003 and 2002 were $6.4 million and $5.4 million, respectively.

As of December 31, 2003, accumulated undistributed earnings of foreign subsidiaries were $70.2 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

Prior to the Company’s initial public offering in November 1995, DST joined with Kansas City Southern (“KCS”) in filing a consolidated U.S. Corporation Income tax return. All tax years prior to and including the tax year ended December 31, 1992 have closed. IRS examinations of the tax years ended through November 6, 1995 have been completed with the resolution of disputed matters arising from the examination of those years presently pending at the Appellate level of the IRS. As a result of having been a member of the KCS and subsidiaries U.S. consolidated income tax return, the Company is contingently liable for taxes of any member of the consolidated group, should KCS be unable to pay any such tax liability. The Company believes the likelihood is remote it will incur a liability as a result of this contingency.

From and after November 7, 1995, the Company began filing a consolidated return with its subsidiaries. The IRS completed its examination of the tax years ended December 31, 1995 and 1996 during the year and the related assessments have been settled. An IRS examination of the tax years ended December 31, 1999, 2000 and 2001 is currently in progress. Should the IRS propose adjustments to these returns, management believes it has adequate tax reserves to provide for any additional income tax expense, which might result therefrom, as well as to provide for interest, which might arise from additional tax assessments, if any.

In connection with the examination of the Company’s 2000 tax return, the IRS is examining a transaction the Company consummated in that year. At the time the Company completed the transaction, the tax treatment under the Internal Revenue Code was uncertain, and as a consequence, the Company recorded a reserve for income taxes of $13 million, the amount of income taxes the Company would be required to pay if the IRS disallowed the reported treatment of the transaction. If the IRS accepts the manner in which the Company has reported this transaction in its return, the Company will reverse the income tax liability of $13 million previously provided for this matter, with a corresponding reduction of income tax expense.

The Company has filed refund claims for research and experimentation credits for the tax years 1988 through 2001 aggregating $11.6 million. The IRS has examined and preliminarily denied the Company’s claims for the years 1988 through 1992. The IRS plans to conduct an examination of the 1993 through 2001 years and may deny these claims as well. In light of the uncertainty related to the realization of any tax benefit related to these claims, no benefit has been reported in the Company’s accompanying financial statements for federal income tax refunds which could be received in the event of a favorable outcome of these claims. To the extent refunds are received, such amounts will be reported as reductions of income tax expense when realized.

As discussed in Note 3, the Company consummated a reorganization with Janus pursuant to which the Company distributed its wholly owned subsidiary, DST Output Marketing Services, Inc. (“OMS”) in a transaction which the Company has accounted for as a tax-free reorganization based on two separate tax opinions (the Tax Opinions) concerning the transaction. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position, which is contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then DST could be required to recognize a gain on the Janus Exchange as if DST sold the OMS shares for fair market value to Janus. DST estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not provided income taxes in connection with the possibility that the transaction may not be viewed as a tax-free reorganization by the IRS.

12. Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income	$320.8	$209.0	$228.2

Average common shares outstanding	114.5	120.0	122.6
Incremental shares from assumed conversions of stock options	1.5	1.7	3.4

Diluted shares outstanding	116.0	121.7	126.0

Basic earnings per share	$2.80	$1.74	$1.86
Diluted earnings per share	$2.77	$1.72	$1.81

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 7.0 million, 6.3 million and 2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company issued convertible senior debentures (see Note 10) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. Since a cash settlement is assumed for these shares, the impact has been excluded from earnings per share.

Other comprehensive income (loss)

Components of other comprehensive loss consist of the following (in millions):

	Year Ended December 31,

	2003	2002	2001

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$290.4	$(336.5)	$(169.9)
Less reclassification adjustments for net gains included in net income	(6.2)	(0.4)	(15.2)
Foreign currency translation adjustments	13.5	8.1	(1.7)
Deferred income taxes	(110.9)	131.6	72.3

Other comprehensive income (loss)	$186.8	$(197.2)	$(114.5)

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,

	2003	2002	2001

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$108.3	$(131.4)	$(66.4)
Less reclassification adjustments for gains included in net income	(2.6)	(0.2)	(5.9)

Deferred income taxes	$110.9	$(131.6)	$(72.3)

Stock repurchases

Under previously announced stock repurchase programs, the Company expended $142.3 million for approximately 4.2 million shares, $99.7 million for approximately 2.5 million shares and $250.3 million for approximately 6.8 million shares in 2003, 2002 and 2001, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2003, the Company had 2.2 million shares remaining to be purchased under these programs and had purchased 20.1 million shares since the programs commenced.

The 32.3 million shares of the Company’s common stock received from the Janus Exchange were covered under a separate authorization and were not part of the Company’s existing authorized programs. Under terms of the Company’s November 2003 syndicated line of credit, which was issued in connection with the financing of the Janus Exchange, the 32.3 million shares were retired and contractually required not to be reissued during the term of the credit facility. This has the effect of reducing the Company’s authorized capital from 300 million to 267.7 million shares.

The Company’s prior stock repurchase program expired on February 29, 2004. On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan. The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

The Company entered into forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2003, 2002 and 2001, and included in the numbers set forth in the preceding paragraph, the Company purchased 3.7 million shares for $128.5 million, 0.6 million shares for $26.5 million and 5.4 million shares for $182.8 million, respectively, under these agreements. At December 31, 2003 the Company was not a party to any forward stock purchase agreements.

The Company had 11.5 million and 8.0 million shares of common stock held in treasury at December 31, 2003 and 2002, respectively.

Stock option plans

At December 31, 2003, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock based compensation.

The weighted average fair value of options granted was $10.28, $11.48 and $16.66 for 2003, 2002 and 2001, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: expected option term of 3.2, 3.2 and 3.1 years, volatility of 42.7%, 44.0% and 42.4%, dividend yield of 0% and risk-free interest rate of 2.1%, 2.6% and 3.8%.

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

Summary stock option activity is presented in the table below (shares in millions):

	Year Ended December 31,

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1	16.6	$37.02	11.9	$36.06	12.3	$25.91
Granted	0.8	32.62	7.7	35.35	4.0	51.30
Exercised	(0.5)	23.66	(2.5)	24.88	(4.3)	20.59
Forfeited	(0.3)	41.86	(0.5)	49.17	(0.1)	56.99

Outstanding at December 31	16.6	$37.15	16.6	$37.02	11.9	$36.06

Exercisable at December 31	9.7	$37.77	6.2	$33.92	6.9	$25.84

Summary information concerning outstanding and exercisable stock options as of December 31, 2003 follows:

			Outstanding Options			Exercisable Options

Range of Exercise Prices per share			Number of Options (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number of Options (in millions)	Weighted Average Exercise Price per share

$10.00	—	$12.99	0.4	1.8	$10.50	0.4	$10.50
13.00	—	22.99	0.4	3.4	15.47	0.4	15.47
23.00	—	29.99	3.4	6.0	28.01	3.0	28.04
30.00	—	39.99	5.7	8.7	32.04	1.4	32.39
40.00	—	49.99	4.5	7.4	44.74	2.6	44.40
50.00	—	59.99	1.0	6.9	55.45	0.8	55.86
60.00	—	68.30	1.1	7.1	60.42	1.0	60.36
74.06	—	74.06	0.1	6.9	74.06	0.1	74.06

$10.00	—	$74.06	16.6	7.3	$37.15	9.7	$37.77

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”) provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.3 million shares were issued under the ESPP in 2003. At December 31, 2003, there were approximately 1.0 million shares available for future offerings. The fair value of purchase rights granted in 2003, 2002 and 2001 was $7.98, $9.06 and $13.26, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: expected option term of 1.0, 1.0 and 1.0 year, volatility of 32.6%, 44.5% and 44.2%, dividend yield of 0% and risk-free interest rate of 1.3%, 1.3% and 3.0%.

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

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until ten days following the earlier of an announcement that a person or group (an “Acquiring Person”), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or ten days following the commencement or announcement of any person’s intention to make a tender offer or exchange offer that would result in ownership of 15% or more of the outstanding common stock, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void. Janus Capital Group Inc. (“JCG”) (formerly Stilwell Management, Inc.), which holds approximately 9% of the outstanding shares of the Company’s common stock, and certain entities affiliated with JCG are in certain circumstances excluded from the definition of an “Acquiring Person” under the Rights Plan.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

13. Benefits Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $33.0 million, $30.8 million and $30.3 million in 2003, 2002 and 2001, respectively.

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

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. The active plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $34.3 million, $27.5 million and $26.9 million at December 31, 2003, 2002 and 2001, respectively.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,

	2003	2002	2001

Interest paid during the year	$13.9	$7.9	$8.0
Income taxes paid during the year	103.3	74.3	69.0

15. Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $68.6 million, $76.1 million and $70.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $5.5 million, $5.3 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has letters of credit of $7.7 million, $13.6 million and $8.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2003 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a $2.2 million construction loan of a 50% owned joint venture. The construction loan expires in June 2004.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in March 2004.

The Company has entered into an agreement to guarantee, on a joint and several basis, up to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture. The $60 million loan expires on December 31, 2005. At December 31, 2003 total borrowings on the loan were $1.8 million.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.6 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. The Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.3 million.

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

The following table sets forth the Company’s contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Total

2004	$26.9	$55.2	$45.4	$127.5
2005	9.3	36.0	27.1	72.4
2006	486.2	31.8	11.4	529.4
2007	9.6	25.6		35.2
2008	10.3	13.4		23.7
Thereafter	922.4	31.6		954.0

Total	$1,464.7	$193.6	$83.9	$1,742.2

Debt includes mortgage notes, convertible debentures, revolving credit facilities, acquisition installments and other debt described in Note 10 above.

The Company’s other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees	Total

2004	$7.7	$3.9	$11.6
2005		1.4	1.4
2006		1.4	1.4
2007		1.4	1.4
2008		1.4	1.4
Thereafter		12.6	12.6

Total	$7.7	$22.1	$29.8

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

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made, or due to any breach of the representations, warranties, agreements or covenants contained in the agreement.

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

At December 31, 2003, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

16. Segment and Geographic Information

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

	Year Ended December 31, 2003

	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations		Consolidated Total

Operating revenues	$1,049.6	$483.5	$180.2	$11.6	$		$1,724.9
Intersegment operating revenues	10.9	50.6		48.2		(109.7)
Out-of-pocket reimbursements	126.8	589.8	61.5	0.5		(87.2)	691.4

Total revenues	1,187.3	1,123.9	241.7	60.3		(196.9)	2,416.3

Costs and expenses	835.0	1,076.0	207.3	37.0		(196.9)	1,958.4
Depreciation and amortization	95.1	36.0	6.5	12.8			150.4

Income from operations	257.2	11.9	27.9	10.5			307.5
Other income, net	9.0	4.4		14.7			28.1
Gain on Janus Exchange		108.9					108.9

Equity in earnings of unconsolidated affiliates	12.2			0.3			12.5

Earnings before interest and income taxes	$278.4	$125.2	$27.9	$25.5	$		$457.0

	Year Ended December 31, 2002

	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations		Consolidated Total

Operating revenues	$961.4	$507.7	$177.5	$11.3	$		$1,657.9
Intersegment operating revenues	9.4	60.1		43.5		(113.0)
Out-of-pocket reimbursements	143.9	606.6	64.4	0.6		(89.6)	725.9

Total revenues	1,114.7	1,174.4	241.9	55.4		(202.6)	2,383.8

Costs and expenses	776.1	1,113.1	214.5	35.6		(202.6)	1,936.7
Depreciation and amortization	85.7	38.2	7.3	12.6			143.8

Income (loss) from operations	252.9	23.1	20.1	7.2			303.3
Other income, net	6.4	3.7	0.1	10.0			20.2
Equity in losses of unconsolidated affiliates	5.9			0.6			6.5

Earnings (losses) before interest and income taxes	$265.2	$26.8	$20.2	$17.8	$		$330.0

	Year Ended December 31, 2001

	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations		Consolidated Total

Operating revenues	$898.9	$547.7	$198.7	$10.7	$		$1,656.0
Intersegment operating revenues	4.9	60.0		29.4		(94.3)
Out-of-pocket reimbursements	143.6	607.3	69.1	0.4		(95.7)	724.7

Total revenues	1,047.4	1,215.0	267.8	40.5		(190.0)	2,380.7

Costs and expenses	750.1	1,107.0	236.9	23.8		(190.0)	1,927.8
Depreciation and amortization	74.9	42.5	32.4	9.6			159.4

Income from operations	222.4	65.5	(1.5)	7.1			293.5
Other income, net	9.3	2.4		24.5			36.2
Gain on sale of PAS	32.8						32.8

Equity in earnings (losses) of unconsolidated affiliates	(1.1)			(0.4)			(1.5)

Earnings before interest and income taxes	$263.4	$67.9	$(1.5)	$31.2	$		$361.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $26.9 million, $13.4 million and $7.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Revenues (1):
U.S.	$2,213.2	$2,209.5	$2,222.5
U.K.	110.2	94.2	69.1
Canada	24.0	15.6	16.3
Australia	23.5	21.4	22.9
Thailand	5.1	3.9	2.1
Brazil	4.9	2.8	2.3
Japan	4.4	4.3	3.1
South Africa	4.4	3.6	3.7
Hong Kong	3.6	4.6	5.9
Netherlands	3.1	4.8	5.0
France	3.0	2.6	4.1
Singapore	1.3	1.3	1.3
Switzerland	1.3	1.7	2.3
New Zealand	1.2	1.3	1.2
Spain	1.1	1.6	3.9
Others	12.0	10.6	15.0

	$2,416.3	$2,383.8	$2,380.7

(1) Revenues are attributed to countries based on location of the client.

Information concerning total assets by reporting segment is as follows (in millions):

	Year Ended December, 31

	2003	2002

Financial Services	$1,729.2	$1,475.8
Output Solutions	313.7	308.9
Customer Management	132.0	139.5
Investments and Other	1,393.6	1,188.6
Eliminations	(369.9)	(368.6)

	$3,198.6	$2,744.2

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,

	2003	2002

Long-lived assets:
U. S.	$611.7	$496.8
U.K.	74.3	42.1
Canada	5.1	4.2
Others	8.2	7.8

	$699.3	$550.9

17. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

	Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Operating revenues	$431.7	$431.0	$413.8	$448.4	$1,724.9
Out-of-pocket reimbursements	188.1	186.0	155.9	161.4	691.4

Total revenues	619.8	617.0	569.7	609.8	2,416.3

Cost and expenses	507.3	506.6	457.8	486.7	1,958.4
Depreciation and amortization	35.1	36.6	37.0	41.7	150.4

Income from operations	77.4	73.8	74.9	81.4	307.5

Interest expense	(3.4)	(3.1)	(7.8)	(12.6)	(26.9)
Other income (loss), net	4.2	5.9	8.5	9.5	28.1
Gain on Janus Exchange				108.9	108.9
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	3.7	4.4	4.7	12.5

Income before income taxes	77.9	80.3	80.0	191.9	430.1

Income taxes	26.5	27.3	27.1	28.4	109.3

Net income	$51.4	$53.0	$52.9	$163.5	$320.8

Basic average shares outstanding	119.4	118.7	115.7	104.5	114.5
Basic earnings per share	$0.43	$0.45	$0.46	$1.56	$2.80	(1)

Diluted average shares outstanding	120.9	119.6	117.3	106.2	116.0
Diluted earnings per share	$0.43	$0.44	$0.45	$1.54	$2.77	(1)

Common stock price ranges: High	$38.19	$39.50	$40.51	$41.90	$41.90
Low	$24.30	$26.67	$35.01	$35.65	$24.30

______________

(1)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2003 quarterly earnings per share may not equal the total computed for the year.

	Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Operating revenues	$426.6	$402.9	$405.5	$422.9	$1,657.9
Out-of-pocket reimbursements	194.3	177.4	172.5	181.7	725.9

Total revenues	620.9	580.3	578.0	604.6	2,383.8

Cost and expenses	507.0	475.4	465.9	488.4	1,936.7
Depreciation and amortization	32.6	33.6	36.4	41.2	143.8

Income from operations	81.3	71.3	75.7	75.0	303.3

Interest expense	(2.8)	(2.9)	(3.7)	(4.0)	(13.4)
Other income, net	8.1	10.4	3.9	(2.2)	20.2
Equity in earnings (losses) of unconsolidated affiliates	2.5	2.6	1.5	(0.1)	6.5

Income before income taxes	89.1	81.4	77.4	68.7	316.6

Income taxes	30.3	27.7	26.3	23.3	107.6

Net income	$58.8	$53.7	$51.1	$45.4	$209.0

Basic average shares outstanding	120.6	120.2	119.9	119.5	120.0
Basic earnings per share	$0.49	$0.45	$0.43	$0.38	$1.74	(2)

Diluted average shares outstanding	122.6	122.1	121.8	120.5	121.7
Diluted earnings per share	$0.48	$0.44	$0.42	$0.38	$1.72

Common stock price ranges: High	$50.01	$50.50	$43.95	$38.60	$50.50
Low	$40.84	$43.00	$29.47	$24.37	$24.37

______________

(2)	Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2002 quarterly earnings per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the fiscal year for which this annual report on Form 10-K is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 11, 2004 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2003.

(a)        Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal-Election of Two Directors” and “The Board of Directors” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

(d)        Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to directors, officers (including, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.dstsystems.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

Item 11.	Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under “The Board of Directors - Compensation of Directors” and under “Executive Compensation Matters” in the Company’s Definitive Proxy Statement (other than the “DST Compensation Committee Report on Executive Compensation” and the “Stock Performance Graph”) is hereby incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Principal Stockholders and Stockholdings of Management” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2003 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company’s common stock issued under all of the Company’s existing equity compensation plans, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A	B	C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2003	Weighted average exercise price of outstanding options, warrants and rights shown in column A	Number of securities remaining available for issuance as of December 31, 2003 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	16,664,762 [1]	$38.357 [1,2]	3,259,448 [3]

DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	See Note 4	See Note 4	1,026,094 [5]

Equity compensation plans not approved by shareholders [5]	See Note 6	See Note 6	See Note 6

1 The number shown does not include:

•

Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. (“USCS”), which is currently named DST Systems of California, Inc. The Company acquired DST Systems of California, Inc. on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of December 31, 2003 was 159,996, and the weighted average exercise price of such options is $13.1928. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

•

Restricted DST common stock issued under the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. The number of shares of restricted stock that have issued under the plan as of December 31, 2003 is 448,377.

•	Securities to be issued under the DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”). Information on the ESPP, which was approved by stockholders, is shown separately in Note 4.

2 Column A includes securities to be issued at a future date as deferred compensation in connection with the elimination of the reload feature of stock options. Although the shares have not yet issued, this number includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

3 These are the shares available for issuance in connection with the granting of options (incentive stock options and non-qualified stock options), stock appreciation rights, limited rights, performance shares, performance units, dividend equivalents, restricted stock, common stock, or any other right, interest or option relating to shares of the DST Systems, Inc. common stock granted pursuant to the provisions of DST’s 1995 Stock Option and Performance Award Plan.

4 December 31, 2003 was the purchase date of stock for ESPP plan year 2003; therefore, as of such date, no options were outstanding. The purchase price for the 2003 plan year was $31.42, and the total number of shares purchased on December 31, 2003 was 267,636.

5 The number shown is the number available for issuance subsequent to the December 31, 2003 ESPP purchase date.

6 The references in this row are to the DST Systems, Inc. 1991 Stock Bonus Plan (“Anniversary Plan”). The Anniversary Plan provides for the awarding of shares of DST common stock to employees of the Company and its domestic subsidiaries and certain joint ventures in recognition of years of services rendered to the Company or its subsidiaries and joint ventures. Employees are awarded five shares for five years of services, ten shares for ten years of service and so forth in five-year increments through fifty years of service, with 275 being the maximum number of shares that may be issued to any one participant. The Anniversary Plan does not contain a maximum number of available shares. The number of shares that ultimately will issue depends on the number of employee participants who reach anniversaries while the plan is in effect. For anniversaries reached during 2003, 11,835 shares were issued, and the average grant price was $36.51.

Item 13.	Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading “The Board of Directors – Compensation Committee Interlocks and Insider Participation; Certain Business Relationships” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The information set forth in response to Item 9(e) of Schedule 14A under the heading “Audit Matters—DST’s Independent Accountants” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 14.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        List of Documents filed as part of this Report

(1)	Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

The consolidated financial statements consist of the following:

•	Consolidated Balance Sheets as of December 31, 2003 and 2002;
•	Consolidated Statement of Income for the three years ended December 31, 2003;
•	Consolidated Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2003;
•	Consolidated Statement of Cash Flows for the three years ended December 31, 2003.
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

3.1.1

The Company’s Certificate of Amendment of Certificate of Incorporation dated May 9, 2000, which is attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated May 15, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.1.

3.2

The Company’s Amended and Restated By-laws as amended and restated February 26, 2004, which is attached as Exhibit 4.7 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (Registration File No. 333-109130), is hereby incorporated by reference as Exhibit 3.2.

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

4.1.1

The First Amendment dated June 30, 1999 to the KCS Registration Rights Agreement, which amendment is attached as Exhibit 4.15.1 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1999, (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.1.1.

4.1.2

The Assignment, Consent and Acceptance dated August 11, 1999 pertaining to the KCS Registration Rights Agreement and among the Company, KCS, and Stilwell Financial, Inc. (now Janus Capital Group Inc.), which is attached as Exhibit 4.15.2 to the Company’s Quarterly Report on Form 10-Q dated August 13, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.1.2.

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

4.5

The description of the Company’s common stock, par value $0.01 per share, set forth in the Company’s Registration Statement on Form 8-A dated October 30, 1995 (Commission File No. 1-14036), as amended by the Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.5.

4.6	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1, as amended by Exhibit 3.1.1, are hereby incorporated by reference as Exhibit 4.6.
4.7	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.7.
4.8

The Affiliate Agreement with James C. Castle, dated October 28, 1998, which is attached as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.

4.9

The Indenture, dated as of August 12, 2003, between DST and JPMorgan Chase Bank, as Trustee, under which the debentures were issued, which is attached as Exhibit 4.1 to DST’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.9.

4.10

The Registration Rights Agreement, dated as of August 12, 2003, between DST and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers in connection with the private offering of the debentures, which is attached as Exhibit 4.5 to DST’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.10.

4.11

The global securities for DST’s 4.125% Series A Convertible Senior Debentures due 2023 in the amounts of $500,000,000 and $40,000,000, respectively, which are attached as Exhibits 4.2 and 4.3, respectively, to DST’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 4.11.

4.12

The global security for DST’s 3.625% Series B Convertible Senior Debentures due 2023 in the amount of $300,000,000, which is attached as Exhibit 4.4 to DST’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.12.

4.13

Irrevocable and Continuing Proxy by Janus Capital Group Inc. (“Janus”) dated December 1, 2003 which is attached as Exhibit 99(B) to the Schedule 13D, Amendment No. 5, filed by Janus on December 10, 2003, is hereby incorporated by reference as Exhibit 4.13.

4.14	Credit Agreement, dated as of November 24, 2003, among DST, West Side Investments, Inc., Bank of America, N.A. and the other lenders party thereto, is attached hereto as Exhibit 4.14.

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

10.5	The Company’s Executive Incentive Plan as amended and restated as of December 16, 2003 is attached hereto as Exhibit 10.5.
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

10.11.1	Amendment to the Employment Agreement between the Company and Thomas A. McCullough dated as of February 26, 2004, is attached hereto as Exhibit 10.11.1.
10.12

The Employment Agreement between the Company and Charles W. Schellhorn, dated April 1, 1992, as amended October 9, 1995, which is attached as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.

10.13

The USCS International, Inc. 1996 Directors’ Stock Option Plan (the “USCS Directors’ Option Plan”) dated as of April 18, 1996, which is attached as Exhibit 10.5 to USCS International, Inc.’s Registration Statement on Form S-1 (Registration No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.13. *

10.13.1

The First Amendment dated February 22, 1998, to the USCS Directors’ Option Plan, which amendment is attached as Exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated March 2, 1999 (Registration No. 333-73241), is hereby incorporated by reference as Exhibit 10.13.1. *

10.14

The USCS International, Inc. 1988 Incentive Stock Option Plan (“the 1988 USCS Option Plan”) dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14. *

10.14.1

The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.1. *

10.15

The USCS International, Inc. 1990 Stock Option Plan (“the 1990 USCS Option Plan”) dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15. *

10.15.1

The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.1. *

10.16

The USCS International, Inc. 1993 Incentive Stock Option Plan (“the 1993 USCS Option Plan”) dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16. *

10.16.1

The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.1. *

10.17

The USCS International, Inc. 1996 Stock Option Plan (“the 1996 USCS Option Plan”) dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17. *

10.17.1

The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.1. *

10.17.2

The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.2. *

10.17.3

The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.17.3. *

10.18

The Company’s 1995 Stock Option and Performance Award Plan, amended and restated as of May 14, 2002, which is attached as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 15, 2002 (Registration No. 333-88288), is hereby incorporated by reference as Exhibit 10.18.

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

10.22

Share Exchange Agreement dated August 25, 2003 by and among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc., which is attached as Appendix A to the Company’s Definitive Proxy Statement for the Special meeting of Stockholders on November 28, 2003 (Commission File No. 1-4036), is hereby incorporated by reference as Exhibit 10.22.

* The agreements and the amendments thereto are included as exhibits only to the extent that they are incorporated into the option agreements assumed by the Company with its acquisition of USCS.

11.       Statement re computation of per share earnings

Not applicable.

12.       Statements re computation of ratios

12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601 (b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.

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

24.       Power of attorney

Not applicable.

31.       Rule 13a-14(a) Certifications

31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant is attached hereto as Exhibit 31.1.
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant is attached hereto as Exhibit 31.2.

32.         Section 1350 Certifications

Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant is attached hereto as Exhibit 32.

Exhibit 32 shall not be deemed “filed” for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

99.       Additional exhibits

Not applicable.

(b)        Reports on Form 8-K during the last calendar quarter

The Company furnished a Current Report on Form 8-K dated October 22, 2003, under Items 7 and 12 of such form, reporting the announcement of financial results for the quarter ended September 30, 2003.

The Company furnished a Current Report on Form 8-K dated November 10, 2003, under Item 11 of such form, reporting the notice to its directors and officers of temporary suspension of trading under certain of the Company’s benefit plans.

The Company furnished a Current Report on Form 8-K/A on November 18, 2003, under Item 11 of such form, reporting the notice to its directors and officers of temporary suspension of trading under certain of the Company’s benefit plans.

The Company filed a Current Report on Form 8-K dated November 24, 2003, under Items 5 and 7 of such form, reporting that the Company had entered into a $650 million syndicated bank credit facility.

The Company filed a Current Report on Form 8-K dated November 28, 2003, under Items 5 and 7 of such form, reporting the approval by the Company’s shareholders of a share exchange agreement among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc.

The Company filed a Current Report on Form 8-K dated December 1, 2003, under Items 5 and 7 of such form, reporting the closing of the share exchange transaction among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc.

The Company filed a Current Report on Form 8-K dated December 12, 2003, under Items 5 and 7 of such form, reporting organizational changes.

The Company filed a Current Report on Form 8-K on December 16, 2003, under Items 2 and 7 of such form, reporting the disposition of assets and pro forma financial information in connection with the share exchange transaction among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DST Systems, Inc.
By:	/s/ Thomas A. McDonnell

Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director

Dated: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2004.

/s/ A. Edward Allinson	/s/ Thomas A. McDonnell

A. Edward Allinson Director	Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director

/s/ Michael G. Fitt	/s/ Thomas A. McCullough

Michael G. Fitt Director	Thomas A. McCullough Executive Vice President, Chief Operating Officer and Director

/s/ William C. Nelson	/s/ Kenneth V. Hager

William C. Nelson Director	Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Travis E. Reed	/s/ Gregg Wm. Givens

Travis E. Reed Director	Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ M. Jeannine Strandjord

M. Jeannine Strandjord Director

DST Systems, Inc.,
2003 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document

4.14	Credit Agreement, dated as of November 24, 2003, among DST, West Side Investments, Inc., Bank of America, N.A. and the other lenders party thereto.

10.5	The Company’s Executive Incentive Plan as amended and restated as of December 16, 2003

10.11.1	Amendment to the Employment Agreement between the Company and Thomas A. McCullough dated as of February 26, 2004

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company

23.1	Consent of Independent Accountants

31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant

31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

______________