Form 10-K/A
period 2003-12-31
DST SYSTEMS INC
filed 2004-03-25
CIK 714603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                             -----------------------

 |X| ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

 |_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

                         Commission file number 1-14036
                             -----------------------

                                DST SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                             -----------------------

             DELAWARE                                    43-1581814
  (State or other jurisdiction              (I.R.S. Employer identification no.)
of incorporation or organization)

333 WEST 11TH STREET, KANSAS CITY, MISSOURI                 64105
(Address of principal executive offices)                  (Zip code)

                                 (816) 435-1000
               Registrant's telephone number, including area code

Securities registered pursuant to
Section 12(b) of the Act:
                                                  Name of each Exchange on which
          Title of each class                     registered
          -------------------                     ------------------------------
COMMON STOCK, $0.01 PER SHARE PAR VALUE              NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|

        Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2003:
                 Common Stock, $0.01 par value - $4,394,515,168

          Number of shares outstanding of the Registrant's common stock as of March 12, 2004:
                   Common Stock, $0.01 par value - 84,378,840

                                DST SYSTEMS, INC.
                                TABLE OF CONTENTS

Exhibit Index................................................................  3

Signatures...................................................................  4


                                DST SYSTEMS, INC.

EXPLANATORY NOTE

DST Systems, Inc. ("DST") is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2003 ("Form 10-K") solely for the purpose of replacing the certifications of DST's Principal Executive Officer and Principal Financial Officer, as required by Section 302 of the Sarbanes Oxley Act, filed as Exhibits 31.1 and 31.2. As originally filed, these certifications inadvertently omitted the date of the certifications. The certifications filed as exhibits hereto are identical to the certifications previously filed, except for the addition of the date the certifications were executed.

                                DST SYSTEMS, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.

31.1      Certification  of Thomas A.  McDonnell,  Chief  Executive  Officer  of
          Registrant

31.2      Certification  of  Kenneth  V.  Hager,   Chief  Financial  Officer  of
          Registrant

                          DST SYSTEMS, INC. SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


DST SYSTEMS, INC.


By:  /s/  Kenneth V. Hager
     -----------------------------
      KENNETH V. HAGER
      Chief Financial Officer
      (Principal Financial Officer)

Dated: March 23, 2004