Form 10-Q
period 2004-03-31
DST SYSTEMS INC
filed 2004-05-07
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
Yes ☒      No ☐

Number of shares outstanding of the Company’s common stock as of April 30, 2004:
Common Stock $0.01 par value – 84,420,222

DST Systems, Inc.
Form 10-Q
March 31, 2004
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries and affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
(dollars in millions, except per share amounts)
(unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets
Cash and cash equivalents	$95.0	$102.4
Transfer agency investments	406.2	63.4
Accounts receivable	398.3	399.4
Other current assets	124.7	116.6

	1,024.2	681.8
Investments	1,426.6	1,432.5
Properties	645.2	647.2
Goodwill	287.6	261.8
Intangibles	121.2	123.2
Other assets	48.5	52.1

Total assets	$3,553.3	$3,198.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$9.5	$26.9
Transfer agency deposits	406.2	63.4
Accounts payable	146.8	126.3
Accrued compensation and benefits	66.5	98.1
Deferred revenues and gains	93.2	95.0
Other liabilities	150.7	162.5

	872.9	572.2
Long-term debt	1,449.1	1,437.8
Deferred income taxes	402.3	408.5
Other liabilities	94.5	96.4

	2,818.8	2,514.9

Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.01 par; 300 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	205.1	208.8
Retained earnings	566.2	514.6
Treasury stock (10.9 million and 11.9 million shares, respectively), at cost	(421.7)	(438.4)
Accumulated other comprehensive income	383.9	397.7

Total stockholders’ equity	734.5	683.7

Total liabilities and stockholders’ equity	$3,553.3	$3,198.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Operating revenues	$430.0	$431.7
Out-of-pocket reimbursements	179.5	188.1

Total revenues	609.5	619.8

Costs and expenses	491.2	507.3
Depreciation and amortization	36.4	35.1

Income from operations	81.9	77.4

Interest expense	(13.5)	(3.4)
Other income, net	6.5	4.2
Equity in earnings (losses) of unconsolidated affiliates	5.1	(0.3)

Income before income taxes	80.0	77.9
Provision for income taxes	28.4	26.5

Net income	$51.6	$51.4

Average common shares outstanding	84.1	119.4
Diluted shares outstanding	86.5	120.9

Basic earnings per share	$0.61	$0.43
Diluted earnings per share	$0.60	$0.43

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Cash flows — operating activities:
Net income	$51.6	$51.4

Depreciation and amortization	36.4	35.1
Equity in (earnings) losses of unconsolidated affiliates	(5.1)	0.3
Net realized gain on investments	(3.6)	(0.1)
Deferred taxes	7.6	(0.7)
Changes in accounts receivable	13.0	0.5
Changes in other current assets	(12.9)	(7.5)
Changes in transfer agency investments	(342.8)	8.7
Changes in transfer agency deposits	342.8	(8.7)
Changes in accounts payable and accrued liabilities	12.9	(7.5)
Changes in deferred revenues and gains	(3.4)	15.9
Changes in accrued compensation and benefits	(26.4)	(26.3)
Other, net	2.1	(4.0)

Total adjustments to net income	20.6	5.7

Net	72.2	57.1

Cash flows — investing activities:
Proceeds from sale of investments	11.9	13.9
Investments and advances to unconsolidated affiliates	(13.9)	(4.2)
Investments in securities	(9.7)	(13.8)
Capital expenditures	(39.9)	(68.7)
Contingent payment for purchase of EquiServe	(25.6)
Other, net	1.2	0.8

Net	(76.0)	(72.0)

Cash flows — financing activities:
Proceeds from issuance of common stock	15.8
Principal payments on long-term debt	(20.0)	(49.1)
Net increase in revolving credit facilities and notes payable	13.8	60.0
Common stock repurchased	(13.2)	(26.5)

Net	(3.6)	(15.6)

Net decrease in cash and cash equivalents	(7.4)	(30.5)
Cash and cash equivalents at beginning of period	102.4	92.3

Cash and cash equivalents at end of period	$95.0	$61.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

2.  Investments

Investments are as follows (in millions):

	2004 Ownership Percentage	Carrying Value

		March 31, 2004	December 31, 2003

Available-for-sale securities:
State Street Corporation	4%	$666.8	$666.2
Computer Sciences Corporation	5%	348.1	381.8
Euronet Worldwide, Inc.	6%	35.8	34.0
Other available-for-sale securities		102.2	97.6

		1,152.9	1,179.6

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	82.3	79.1
International Financial Data Services, U.K.	50%	13.5	9.2
International Financial Data Services, Canada	50%	17.4	16.9
Unconsolidated Real Estate Affiliates		87.5	77.7
Other unconsolidated affiliates		37.0	36.5

		237.7	219.4

Other:
Trading securities		26.6	23.1
Held-to-maturity		9.4	10.4

		36.0	33.5

Total investments		$1,426.6	$1,432.5

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2004	December 31, 2003

Cost	$556.2	$551.8
Gross unrealized gains	597.6	628.4
Gross unrealized losses	(0.9)	(0.6)

Market value	$1,152.9	$1,179.6

The Company recognized $1.2 million and $4.3 million of investment impairments for the three months ended March 31, 2004 and 2003, respectively.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other Income, net line in the statement of income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2004:

	Less than 12 months		Greater than 12 months		Total

	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Common Stock	$14.2	$0.4	$5.7	$0.5	$19.9	$0.9

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months Ended March 31,
	2004	2003

Boston Financial Data Services, Inc.	$3.2	$2.0
International Financial Data Services, U.K.	1.5	(2.3)
International Financial Data Services, Canada	0.4

	$5.1	$(0.3)

3.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	March 31, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer relationships	$136.0	$14.9	$136.0	$13.0
Other	0.2	0.1	0.3	0.1

Total	$136.2	$15.0	$136.3	$13.1

Amortization of intangible assets for the quarters ended March 31, 2004 and 2003 was $2.1 million and $1.9 million, respectively.  Annual amortization amounts for intangible assets recorded as of March 31, 2004, are estimated at $7.7 million for 2004, $7.6 million for each of the years 2005, 2006, 2007 and $7.5 million for 2008.  Substantially all of the intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2004, by segment (in millions):

	December 31, 2003	Acquisitions	Other	March 31, 2004

Financial Services	$247.3	$25.6	$0.1	$273.0
Output Solutions	9.1		0.1	9.2
Customer Management	5.4			5.4

Total	$261.8	$25.6	$0.2	$287.6

On March 30, 2001, the Company completed the acquisition of a 75% interest in EquiServe, Inc. (“EquiServe”) by purchasing interests held by FleetBoston Financial (“FleetBoston”) and Bank One Corporation (“Bank One”).  On July 31, 2001, the Company completed the acquisition of the remaining 25%, which was owned by Boston Financial Data Services (“BFDS”), on essentially the same terms provided to FleetBoston and Bank One.

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001.  The minimum purchase price of $186.7 million was paid in four installments.  The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation.  Three installment payments totaling $165.1 million were made through December 31, 2003.  The final purchase price installment increased pursuant to a formula that provided for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceeded certain targeted levels.  The final payment of $45.8 million was paid in March 2004, including $20.2 million for the final installment and $25.6 million of additional consideration which was recorded as goodwill.

4.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003

Net income	$51.6	$51.4

Average common shares outstanding	84.1	119.4
Incremental shares from assumed conversions of stock options and forward purchase agreements	2.4	1.5

Diluted potential common shares	86.5	120.9

Basic earnings per share	$0.61	$0.43
Diluted earnings per share	$0.60	$0.43

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 4.8 million and 12.3 million for the three months ended March 31, 2004 and 2003, respectively.  In August 2003, the Company issued convertible senior debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  Since a cash settlement is assumed for these shares, the impact has been excluded from earnings per share.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months Ended March 31,
	2004	2003

Net income	$51.6	$51.4

Other comprehensive income (loss):
Unrealized (losses) on investments:
Unrealized holding (losses) arising during the period	(27.5)	(117.0)
Less reclassification adjustments for net gains (losses) included in net income	(3.6)	1.8
Foreign currency translation adjustments	5.2	(1.5)
Deferred income taxes	12.1	45.0

Other comprehensive income (loss)	(13.8)	(71.7)

Comprehensive income (loss)	$37.8	$(20.3)

Stock repurchases.  The Company’s prior stock repurchase program expired on February 29, 2004, and on February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan.  In March 2004, 0.2 million shares were purchased for an average price of $44.33 per share.  The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.  At March 31, 2004, the Company had 5.8 million shares remaining to be purchased under this program and had purchased 0.2 million shares since the program commenced.

Stock-based compensation.  The Company has stock-based compensation plans.  The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma disclosure in the table below.

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		For the Three Months Ended March 31,
		2004	2003

Net income (millions):	As reported	$51.6	$51.4

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(5.4)	(9.4)

Net Income	Pro forma	$46.2	$42.0

Basic earnings per share:	As reported	$0.61	$0.43
	Pro forma	$0.55	$0.35

Diluted earnings per share:	As reported	$0.60	$0.43
	Pro forma	$0.54	$0.35

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

5.  Commitments and Contingencies

The Company has entered into an agreement to guarantee 50% of a $2.2 million construction loan of a 50% owned joint venture.  The construction loan expires in June 2004.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.  The mortgage loan expires in May 2004.

The Company has entered into an agreement to guarantee on a joint and several basis, up to $10.0 million of a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60 million loan expires on December 31, 2005.  At March 31, 2004 total borrowings on the loan were $6.7 million.

The Company and State Street Corporation (“State Street”) have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.6 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and was financed with a $19.5 million mortgage from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Under this guarantee, the Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million.

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

At March 31, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46

In December 2003, the FASB issued the revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  FIN 46 was effective immediately to variable interest entities created after January 31, 2003.  It is effective March 31, 2004 to variable interest entities created prior to February 1, 2003.  FIN 46 requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity.  These entities are called “variable interest entities.”  The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns.  “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value.  As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership)

that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($39.1 million at March 31, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company had one real estate joint venture and related lease entered into subsequent to January 31, 2003, that qualified as a variable interest entity due to the Company’s financing arrangement with the Company’s wholly owned captive insurance company.  The Company has not consolidated the real estate joint venture upon application of FIN 46 because it is not the primary beneficiary based upon a cash flow analysis.  The Company has finalized analyses of real estate joint ventures entered into prior to February 1, 2003 and determined that a large portion of the real estate joint ventures are variable interest entities but the real estate joint ventures will not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets.  The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services , Luxembourg); and Argus Health Systems.  Each of these operating joint ventures was formed prior to February 1, 2003.  The Company has finalized its FIN 46 analyses of these operating joint ventures, and its assessment is that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46.

6.  Recently Issued Accounting Standards

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004 and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  DST discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

In December 2003, the FASB issued an exposure draft that would amend the computational guidance in SFAS No. 128, “Earnings per Share,” for calculating the number of incremental shares included in diluted shares when applying the treasury stock method.  Also, this proposed Statement would eliminate the provisions of SFAS No. 128 that allow an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock.  In addition, this proposed Statement would require that shares that will be issued upon conversion of a mandatorily convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date when conversion becomes mandatory.  This Statement will be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company). After the effective date, all prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this Statement.  At this time, DST does not believe any prior period adjustments will result from the exposure draft. If this Statement is finalized in its current form, DST will be required to include the shares from the convertible debentures as dilutive in its calculation of earnings per share.

7.  Segment Information

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2004	December 31, 2003

Financial Services	$2,149.6	$1,729.2
Output Solutions	315.3	313.7
Customer Management	124.8	132.0
Investments and Other	1,362.2	1,393.6
Eliminations	(398.6)	(369.9)

	$3,553.3	$3,198.6

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

Summarized financial information concerning the segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2004

	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations		Consolidated Total

Operating revenues	$268.9	$107.8	$50.0	$3.3	$		$430.0
Intersegment operating revenues	2.7	13.1		12.1		(27.9)
Out-of-pocket reimbursements	37.8	146.4	14.0	0.1		(18.8)	179.5

	309.4	267.3	64.0	15.5		(46.7)	609.5

Costs and expenses	226.6	250.9	51.8	8.6		(46.7)	491.2
Depreciation and amortization	24.8	7.2	1.3	3.1			36.4

Income from operations	58.0	9.2	10.9	3.8			81.9
Other income, net	2.9			3.6			6.5
Equity in earnings (losses) of unconsolidated affiliates	5.4			(0.3)			5.1

Income before interest and income taxes	$66.3	$9.2	$10.9	$7.1	$		$93.5

	Three Months Ended March 31, 2003

	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations		Consolidated Total

Operating revenues	$251.1	$130.7	$46.2	$3.7	$		$431.7
Intersegment operating revenues	2.9	13.4		11.0		(27.3)
Out-of-pocket reimbursements	37.2	162.4	16.2	0.1		(27.8)	188.1

	291.2	306.5	62.4	14.8		(55.1)	619.8

Costs and expenses	213.8	288.1	51.6	8.9		(55.1)	507.3
Depreciation and amortization	21.6	8.8	1.7	3.0			35.1

Income from operations	55.8	9.6	9.1	2.9			77.4
Other income, net	1.8	2.5		(0.1)			4.2
Equity in earnings (losses) of unconsolidated affiliates	(0.4)			0.1			(0.3)

Income before interest and income taxes	$57.2	$12.1	$9.1	$2.9	$		$81.3

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $13.5 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified below in “Company-Specific Trends and Risks.”  Readers are strongly encouraged to consider the factors listed in such section and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company.   The Company’s reports filed with or furnished to the Securities and Exchange Commission (“ SEC”)  on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Output Solutions
The Output Solutions Segment provides single source, integrated print and electronic communications solutions, including customized and personalized bill and statement processing services and electronic bill payment and presentment solutions, and computer output archival solutions.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Revenues
Operating revenues
Financial Services	$271.6	$254.0
Output Solutions	120.9	144.1
Customer Management	50.0	46.2
Investments and Other	15.4	14.7
Eliminations	(27.9)	(27.3)

	$430.0	$431.7

% change from prior year period	(0.4)%

Out-of-pocket reimbursements
Financial Services	$37.8	$37.2
Output Solutions	146.4	162.4
Customer Management	14.0	16.2
Investments and Other	0.1	0.1
Eliminations	(18.8)	(27.8)

	$179.5	$188.1

% change from prior year period	(4.6)%

Total revenues	$609.5	$619.8

% change from prior year period	(1.7)%

Income from operations
Financial Services	$58.0	$55.8
Output Solutions	9.2	9.6
Customer Management	10.9	9.1
Investments and Other	3.8	2.9

	81.9	77.4

Interest expense	(13.5)	(3.4)
Other income, net	6.5	4.2
Equity in earnings (losses) of unconsolidated affiliates, net of income taxes	5.1	(0.3)

Income before income taxes	80.0	77.9
Provision for income taxes	28.4	26.5

Net income	$51.6	$51.4

Basic earnings per share	$0.61	$0.43
Diluted earnings per share	$0.60	$0.43

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three months ended March 31, 2004 decreased $10.3 million or 1.7%, over the same period in 2003.  Consolidated operating revenues for the three months ended March 31, 2004 were $430.0 million, a decrease of $1.7 million or 0.4% over the prior year quarter.  U.S. operating revenues for the three months ended March 31, 2004 were $380.9 million, a decrease of 3.2% over the same period in 2003.  International operating revenues for the three months ended March 31, 2004 were $49.1 million, an increase of 28.5% over the same period in 2003.

Financial Services Segment total revenues for the three months ended March 31, 2004 increased $18.2 million or 6.2% over the same period in 2003.  Financial Services operating revenues for the three months ended March 31, 2004 increased $17.6 million or 6.9% over the same period in 2003.  U.S. Financial Services Segment operating revenues for the three months ended March 31, 2004 increased $9.9 million or 4.3% over the same period in 2003.  The increase in U.S. Financial Services Segment operating revenues resulted primarily from increased U.S. mutual fund servicing revenues of $10.2 million and higher lock\line, LLC (“lock\line”) revenues of $3.8 million, partially offset by a decrease in EquiServe, Inc. (“EquiServe”) revenues primarily from lower corporate action servicing revenues of $4.9 million, over the same period in 2003.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 90.1 million at March 31, 2004, an increase of 2.2 million or 2.5% from the 87.9 million serviced at December 31, 2003 and an increase of 5.0 million or 5.9% from the 85.1 million serviced at March 31, 2003.  Financial Services Segment operating revenues from international operations for the three months ended March 31, 2004 were $31.3 million, an increase of $7.7 million or 32.6% over the same period in 2003.  The increase is primarily from higher software license fee revenues of $3.2 million and higher maintenance revenues of $1.7 million compared to the same period in 2003 as well as an increase in the value of the British pound.

Output Solutions Segment total revenues for the three months ended March 31, 2004 decreased $39.2 million or 12.8% over the same period in 2003.  Output Solutions Segment operating revenues for the three months ended March 31, 2004 were $120.9 million, a decrease of $23.2 million or 16.1% over the same period in 2003.  The operating revenue decline resulted principally from the absence of DST Output Marketing Services, Inc. (“OMS”) revenues as a result of the exchange transaction with Janus Capital Group Inc. (“Janus”) ($16.5 million were recorded in the first quarter of 2003) and lower revenues from the loss of a telecommunications client.  Output Solutions Segment images produced for the three months ended March 31, 2004 decreased 4.5% to 2.2 billion and items mailed decreased 4.0% to 429 million, compared to the same period in 2003.

Customer Management Segment total revenues for the three months ended March 31, 2004 increased $1.6 million or 2.6% over the same period in 2003.  Customer Management Segment operating revenues for the three months ended March 31, 2004 were $50.0 million, an increase of $3.8 million or 8.2% over the same period in 2003.  The increase for the quarter was primarily a result of an increase in processing and software service revenues of $4.0 million.

Investments and Other Segment total revenues increased $0.7 million or 4.7% for the three months ended March 31, 2004, as compared to the same period in 2003.  Investments and Other Segment operating revenues increased $0.7 million or 4.8% for the three months ended March 31, 2004, as compared to the same period in 2003.  The increase was primarily from increased real estate leasing activity.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three months ended March 31, 2004 was $81.9 million, an increase of $4.5 million or 5.8% over the same period in 2003.

Financial Services Segment income from operations for the three months ended March 31, 2004 was $58.0 million, an increase of $2.2 million or 3.9%, over the same period in 2003.  Income from operations increased principally due to higher mutual fund servicing and international license revenues partially offset by increased new systems development and implementation costs.  Costs and expenses increased 6.0% compared to the prior year quarter, primarily from increased personnel costs to support higher revenues and new systems development and implementation costs.

Depreciation and amortization costs increased 14.8% compared to the prior year quarter, primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003.

Output Solutions Segment income from operations for the three months ended March 31, 2004 was $9.2 million compared to $9.6 million for the same period in 2003.  The decrease related primarily to lower revenues.  The Segment results include $0.6 million of costs in both the first quarter of 2004 and 2003 associated with previously announced facility and other consolidations.  Depreciation and amortization decreased $1.6 million compared to the prior year quarter, primarily from the exclusion of OMS and lower capital expenditures.

Customer Management Segment income from operations totaled $10.9 million for the three months ended March 31, 2004, an increase of $1.8 million or 19.8% over the same period in 2003.  Costs and expenses increased $0.2 million or 0.4% compared to first quarter 2003.  Depreciation and amortization decreased $0.4 million compared to the prior year quarter, primarily from capital expenditures.

Investments and Other Segment income from operations totaled $3.8 million for the three months ended March 31, 2004, as compared to $2.9 million for the three months ended March 31, 2003.  The increase is primarily due to increased real estate leasing activity.

Interest expense

Interest expense totaled $13.5 million for the three months ended March 31, 2004, an increase of $10.1 million from the $3.4 million recorded in the same period in 2003, principally from increased interest expense of $9.1 million associated with the $840 million of convertible debentures issued in August 2003.  Average debt balances were higher in 2004 compared to 2003, primarily as a result of the convertible debentures and higher borrowings on the syndicated line of credit facility primarily to finance the Janus transaction.

Other income, net

Other income was $6.5 million for the quarter ended March 31, 2004, compared to $4.2 million recorded in the prior year quarter.  First quarter 2004 results include $3.7 million of income primarily related to interest and dividend income and $2.0 million related to net gains on securities.  First quarter 2003 results include $3.3 million primarily related to interest and dividend income and $0.1 million related to net gains on securities.

Equity in earnings of unconsolidated affiliates

Equity in earnings of unconsolidated affiliates totaled $5.1 million for the three months ended March 31, 2004 as compared to a loss of $0.3 million for the three months ended March 31, 2003.  Boston Financial Data Services earnings increased $1.2 million for the three months ended March 31, 2004, compared to the same period in 2003, primarily from higher revenues from client additions and improved operational efficiencies.  International Financial Data Services (“IFDS”) results increased $4.2 million for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to higher levels of accounts serviced and foreign currency exchange gains.  Accounts serviced by International Financial Data Services, (U.K.) Limited  (“IFDS U.K.”) were 4.8 million at March 31, 2004, an increase of 0.2 million or 4.3% from year end 2003 levels and an increase of 1.0 million or 26.3% over March 31, 2003 levels, primarily from new client conversions.  An additional 0.8 million accounts are scheduled to convert during 2004.  Accounts serviced by International Financial Data Services, (Canada) Limited (“IFDS Canada”) were 2.8 million at March 31, 2004, an increase of 0.1 million or 3.7% from year end 2003 levels, and an increase of $0.1 million or 3.7% from March 31, 2003 levels, primarily from new client conversions.

Income taxes

The Company’s effective tax rate was 35.5% for the quarter ended March 31, 2004 and 34.0% for the quarter ended March 31, 2003.  The 2004 and 2003 tax rates were affected by tax aspects of certain international operations and of state tax income apportionment rules.  The 2003 income tax rate was lower than the 2004 rate primarily as a result of real estate related tax credits realized in 2003.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues
Financial Services Segment total revenues for the three months ended March 31, 2004 increased 6.2% over the same period in 2003 to $309.4 million.  Financial Services Segment operating revenues for the three months ended March 31, 2004 were $271.6 million, an increase of $17.6 million or 6.9% over the same period in 2003.  U.S. Financial Services Segment operating revenues increased 4.3% to $240.3 million for the three months ended March 31, 2004.  The increase in U.S. Financial Services Segment operating revenues resulted primarily from increased U.S. mutual fund servicing revenues of $10.2 million for the three months ended March 31, 2004 and higher lock\line revenues of $3.8 million for the three months ended March 31, 2004, partially offset by a decrease in EquiServe revenues from lower corporate action servicing revenues of $4.9 million for the three months ended March 31, 2004, respectively, over the same period in 2003.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 5.9% from 85.1 million at March 31, 2003 to 90.1 million at March 31, 2004.  Financial Services Segment operating revenues from international operations for the three months ended March 31, 2004 increased 32.6% to $31.3 million over the same period in 2003.  The increase is primarily from higher license revenues of $3.2 million and higher maintenance revenues of $1.7 million for the three month period ended March 31, 2004 compared to the same period in 2003.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2004 increased 6.0% to $226.6 million over the same period in 2003, primarily attributable to increased personnel costs and costs related to new systems development and implementations.  Personnel costs in the first quarter of 2004 increased 8.0% over the first quarter of 2003 primarily from an increase of $8.4 million to support higher revenues.

Depreciation and amortization
Segment depreciation and amortization increased 14.8% or $3.2 million for the three months ended March 31, 2004 over the same period in 2003.  The increase is primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003.

Income from operations
Segment income from operations for the three months ended March 31, 2004 increased 3.9% to $58.0 million over the same period in 2003.  Income from operations increased principally due to higher mutual fund servicing and international license revenue partially offset by increased new systems development and implementation costs.

OUTPUT SOLUTIONS SEGMENT

Revenues
Output Solutions Segment total revenues for the three months ended March 31, 2004 decreased 12.8% to $267.3 million as compared to the same period in 2003.  Output Solutions Segment operating revenues for the three months ended March 31, 2004 decreased 16.1% to $120.9 million, as compared to the same period in 2003.  The operating revenue decline for the three months ended March 31, 2004 resulted principally from the absence of OMS revenues as a result of the exchange transaction with Janus ($16.5 million of OMS revenues were recorded in the first quarter of 2003) and lower revenues from the loss of a telecommunications client.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2004 decreased 12.9% to $250.9 million over the same period in 2003.  The decline resulted from the absence of OMS costs and expenses of $19.6 million as well as lower costs due to decreased operating revenues and out-of-pocket revenues.  The Segment results include $0.6 million of costs in both 2004 and 2003 associated with previously announced facility and other consolidations.  Personnel costs for the three months ended March 31, 2004 decreased 16.0% over the same period in 2003 primarily due to the facility consolidation effort.

Depreciation and amortization
Segment depreciation and amortization decreased 18.2% to $7.2 million for the three months ended March 31, 2004 compared to the same period in 2003, primarily from the exclusion of OMS ($0.8 million) and from lower capital expenditures, which resulted in lower depreciation and amortization in 2004 of $0.8 million.

Income from operations
Segment income from operations for the three months ended March 31, 2004 decreased 4.2% to $9.2 million over the same period in 2003.  The decrease related primarily to lower revenues.

CUSTOMER MANAGEMENT SEGMENT

Revenues
Customer Management Segment total revenues for the three months ended March 31, 2004 increased 2.6% to $64.0 million as compared to the same period in 2003.  Customer Management Segment operating revenues for the three months ended March 31, 2004 were $50.0 million, an increase of $3.8 million or 8.2%, over the same period in 2003.  Processing and software service revenues increased $4.0 million or 8.8% to $49.3 million for the three months ended March 31, 2004.  Processing and software service revenues increased primarily as a result of higher software license and maintenance revenues, professional services revenues and incremental revenues from additional product features.  Total cable and satellite subscribers serviced were 37.2 million at March 31, 2004, a decrease of 5.3% compared to year end 2003 levels, principally from a net decrease in U.S. and international cable subscribers serviced.

As previously disclosed, two clients have discontinued their processing agreements.  At March 31, 2004, approximately 0.7 million subscribers were serviced for these clients.  The remaining subscribers are expected to be converted by the end of the third quarter 2004.

Costs and expenses
Segment costs and expenses for the three months ended March 31, 2004 increased $0.2 million or 0.4% compared to the same period in 2003.  Personnel costs increased $4.0 million compared to the same period in 2003 due to systems development.  This decrease was offset by a decrease of $1.9 million of capitalized personnel costs and decreased statement processing costs of $2.4 million for the three months ended March 31, 2004, compared to the same period in 2003.

Depreciation and amortization
Segment depreciation and amortization for the three months ended March 31, 2004 decreased $0.4 million to $1.3 million compared to the same period in 2003, primarily from lower capital expenditures.

Income from operations
Customer Management Segment income from operations for the three months ended March 31, 2004 increased $1.8 million to $10.9 million compared to the same period in 2003.  The increase for the three months ended March 31, 2004 over the same period in 2003 is primarily attributable to an increase in revenues of $1.6 million and decreased depreciation and amortization of $0.4 million, offset by an increase in costs and expenses of $0.2 million.

INVESTMENTS AND OTHER SEGMENT

Revenues
Investments and Other Segment total revenues were $15.5 million for the three months ended March 31, 2004, an increase of $0.7 million as compared to the same period in 2003.  Investments and Other Segment operating revenues were $15.4 million for the three months ended March 31, 2004, an increase of $0.7 million as compared to the same period in 2003.  The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses
Segment costs and expenses decreased $0.3 million to $8.6 million for the three months ended March 31, 2004, as compared to the same period in 2003.

Depreciation and amortization
Segment depreciation and amortization increased $0.1 million to $3.1 million for the three months ended March 31, 2004, as compared to the same period in 2003.

Income from operations
Segment income from operations totaled $3.8 million for the three months ended March 31, 2004, as compared to $2.9 million for the three months ended March 31, 2003 primarily due to higher real estate revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities totaled $72.2 million for the three months ended March 31, 2004.  Operating cash flows primarily resulted from net income of $51.6 million, depreciation and amortization of $36.4 million partially offset by a decrease in accrued compensation and benefits of $26.4 million.

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  In the first quarter of 2004, the Company initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $406.2 million and $63.4 of transfer agency investments and deposits at March 31, 2004 and December 31, 2003, respectively.  The Company will continue to evaluate implementation of this service for the remainder of its corporate securities processing transfer agency accounts and estimates that the balance may increase by approximately $300.0 million upon full implementation.

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage.  A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow.

Cash flows used in investing activities totaled $76.0 million for the three months ended March 31, 2004.  The Company expended $39.9 million during the three months ended March 31, 2004 for capital additions, of which $28.4 million related to the Financial Services, Output Solutions and Customer Management Segments and $11.5 million related to the Investments and Other Segment, which primarily related to acquisitions of buildings and building improvements.  The Company made $9.7 million of investments in available-for-sale securities and expended $13.9 million for advances to affiliates and other investments.  During the three months ended March 31, 2004, the Company received $9.4 million from the sale and maturities of investments in available-for-sale securities and $2.5 million primarily from the sale of other investments.

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

The EquiServe acquisitions were accounted for as a purchase and the results of EquiServe’s operations are included in the Company’s consolidated financial statements beginning March 30, 2001.  The minimum purchase price of $186.7 million was paid in four installments.  The minimum purchase price (discounted to $177.7 million for accounting purposes) has been allocated to the net assets acquired based upon their fair values as determined by a valuation.  Three installment payments totaling $165.1 million were made through December 31, 2003.  The final installment payment was $45.8 million and was paid in March 2004.  The final purchase price installment increased pursuant to a formula that provided for additional consideration to be paid in cash if EquiServe’s revenues, as defined in the agreements, for the years ending 2000, 2001, 2002 and 2003 exceeded certain targeted levels.  Goodwill was increased by $25.6 million, the amount of contingent consideration paid during the first quarter of 2004.

Cash flows used in financing activities totaled $3.6 million for the three months ended March 31, 2004.  For the three months ended March 31, 2004, the Company repurchased $13.2 million of common stock.  The Company had payments of $20.0 million for the three months ended March 31, 2004 on its long-term debt.  Net borrowings totaled $13.8 million on the Company’s revolving credit facility, which brought the outstanding balance to $490.9 million at March 31, 2004.

The Company has approximately $62.5 million of scheduled debt payments due on or before March 31, 2005, however the Company has classified these amounts as long-term debt due to the Company’s ability and intent to refinance the debt under its existing line of credit agreements.

The Company’s prior stock repurchase program expired on February 29, 2004.  On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan.  The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

During the three months ended March 31, 2004, the Company purchased 0.2 million shares of its common stock under this share repurchase program for $8.9 million.  At March 31, 2004, the Company had 5.8 million shares remaining to be purchased under this program and had purchased 0.2 million shares since this program commenced.

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

At March 31, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46

In December 2003, the FASB issued the revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  FIN 46 was effective immediately to variable interest entities created after January 31, 2003.  It is effective March 31, 2004 to variable interest entities created prior to February 1, 2003.  FIN 46 requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity.  These entities are called “variable interest entities.”  The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns.  “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value.  As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($39.1 million at March 31, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company had one real estate joint venture and related lease entered into subsequent to January 31, 2003, that qualified as a variable interest entity due to the Company’s financing arrangement with the Company’s wholly owned captive insurance company.  The Company has not consolidated the real estate joint venture upon application of FIN 46 because it is not the primary beneficiary based upon a cash flow analysis.  The Company has finalized analyses of real estate joint ventures entered into prior to February 1, 2003 and determined that a large portion of the real estate joint ventures are variable interest entities but the real estate joint ventures will not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets.  The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services , Luxembourg); and Argus Health Systems.  Each of these operating joint ventures was formed prior to February 1, 2003.  The Company has finalized its FIN 46 analyses of these operating joint ventures, and its assessment is that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income (loss) totaled $37.8 million for the three months ended March 31, 2004, compared to a loss of $20.3 million for the three months ended March 31, 2003.  Comprehensive income (loss) consists of net income of $51.6 million and other comprehensive loss of $13.8 million for the three months ended March 31, 2004, and net income of $51.4 million and other comprehensive losses of $71.7 million for the three months ended March 31, 2003, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments.  At March 31, 2004, the Company’s available-for-sale securities had unrealized losses of $0.9 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses recorded at March 31, 2004 are other than temporary.

The Company recognized investment impairments of $1.2 million and $4.3 million for the three months ended March 31, 2004 and 2003, respectively, which the Company believed were other than temporary.  The impairments related primarily to investments available for sale in the Financial Services and Investment and Other Segments.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004 and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  DST discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

In December 2003, the FASB issued an exposure draft that would amend the computational guidance in SFAS No. 128, “Earnings per Share,” for calculating the number of incremental shares included in diluted shares when applying the treasury stock method.  Also, this proposed Statement would eliminate the provisions of SFAS No. 128 that allow an entity to rebut the presumption that contracts with the option of settling in either cash or stock will be settled in stock.  In addition, this proposed Statement would require that shares that will be issued upon conversion of a mandatorily convertible security be included in the weighted-average number of ordinary shares outstanding used in computing basic earnings per share from the date when conversion becomes mandatory.  This Statement will be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company). After the effective date, all prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this Statement.  At this time, DST does not believe any prior period adjustments will result from the exposure draft. If this Statement is finalized in its current form, DST will be required to include the shares from the convertible debentures as dilutive in its calculation of earnings per share.

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

Available-for-sale equity price risk
The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2004 was $1.2 billion.  The impact of a 10% change in fair value of these investments would be approximately $70.3 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk
The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2004, the Company and its joint ventures had approximately $1.9 billion of cash balances maintained in such accounts, of which $406.2 million is on the Company’s balance sheet.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.4 million of net income (loss).

At March 31, 2004, the Company had $1,458.6 million of debt, of which $596.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk
The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the

Company.  At March 31, 2004, the Company’s international subsidiaries had approximately $221 million in total assets and for the quarter ended March 31, 2004, these international subsidiaries produced approximately $5.0 million in net income.  The Company estimates that a 10% change in exchange rates would increase or decrease the total assets by approximately $22 million and would increase or decrease net income by approximately $0.5 million.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds

Stock repurchases.  The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1-January 31	29,245 (1)	$42.88	0	2,223,172 (2)
February 1-February 29	3,139 (1)	$42.81	0	2,223,172 (2)
March 1-March 31	262,998 (1)	$44.74	200,000	5,800,000 (3)

(1)

For the quarter ended March 31, 2004, the Company purchased in open market transactions approximately 95,000 shares of its common stock related to employee stock option exercises.  These purchases were not made under the publicly announced repurchase plans or programs. Of these shares, 29,245 shares were purchased in January, 3,139 shares were purchased in February and 62,998 shares were purchased in March.

(2)

The Company’s prior stock repurchase program, which the Company announced on February 26, 2002, allowed the repurchase of up to 6 million shares of Company common stock in open market and private transactions, had 2.2 million shares available to be repurchased at the time the program expired on February 29, 2004.

(3)

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2005, the Corporate Secretary of DST must receive such proposal on or before December 1, 2004, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

The following table presents operating data for the Company’s operating business segments:

	March 31, 2004	December 31, 2003

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	55.2	54.0
IRA mutual fund accounts	24.2	23.7
TRAC mutual fund accounts	6.2	6.1
Section 529 and Educational IRA’s	4.5	4.1

	90.1	87.9

International
United Kingdom (1)	4.8	4.6
Canada (2)	2.8	2.7

TRAC participants (millions)	3.7	3.5
Security transfer accounts processed (millions)	22.1	22.9
Automated Work Distributor workstations (thousands)	88.1	87.0
lock\line supported consumers (millions)	21.4	19.8

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	30.5	30.4
International	6.7	8.9

	For the Three Months Ended March 31,
	2004	2003

Output Solutions Operating Data
Images produced (millions)	2,185	2,289
Items mailed (millions)	429	447

(1)     Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.
(2)     Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
	31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
	32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

Exhibit 32 shall not be deemed “filed” for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated January 27, 2004, under Items 7 and 12 of such form, reporting the announcement of financial results for the fourth quarter ended December 31, 2003.

The Company furnished a Current Report on Form 8-K dated February 27, 2004, under Items 7 and 9 of such form, reporting an announcement by the Company concerning a new share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 7, 2004.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)