Form 10-Q
period 2004-06-30
DST SYSTEMS INC
filed 2004-08-09
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Number of shares outstanding of the Company’s common stock as of July 30, 2004:

Common Stock $0.01 par value – 84,026,338

DST Systems, Inc.

Form 10-Q

June 30, 2004

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries and affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2004

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

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(dollars in millions, except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$96.2	$102.4
Transfer agency investments	208.8	63.4
Accounts receivable	419.9	399.4
Other current assets	109.9	116.6
	834.8	681.8
Investments	1,456.0	1,432.5
Transfer agency investments	149.3
Properties	665.0	647.2
Goodwill	287.6	261.8
Intangibles	119.3	123.2
Other assets	60.6	52.1
Total assets	$3,572.6	$3,198.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$9.6	$26.9
Transfer agency deposits	358.2	63.4
Accounts payable	118.8	126.3
Accrued compensation and benefits	90.4	98.1
Deferred revenues and gains	93.2	95.0
Other liabilities	144.2	162.5
	814.4	572.2
Long-term debt	1,471.2	1,437.8
Deferred income taxes	418.4	408.5
Other liabilities	93.8	96.4
	2,797.8	2,514.9
Commitments and contingencies (Note 5)

Stockholders’ equity
Common stock, $0.01 par; 300 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	203.4	208.8
Retained earnings	618.0	514.6
Treasury stock (11.2 million and 11.5 million shares, respectively), at cost	(440.1)	(438.4)
Accumulated other comprehensive income	392.5	397.7
Total stockholders’ equity	774.8	683.7
Total liabilities and stockholders’ equity	$3,572.6	$3,198.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Operating revenues	$425.5	$431.0	$855.5	$862.7
Out-of-pocket reimbursements	167.8	186.0	347.3	374.1

Total revenues	593.3	617.0	1,202.8	1,236.8

Costs and expenses	475.1	506.6	966.3	1,013.9
Depreciation and amortization	38.7	36.6	75.1	71.7

Income from operations	79.5	73.8	161.4	151.2

Interest expense	(13.2)	(3.1)	(26.7)	(6.5)
Other income, net	8.4	5.9	14.9	10.1
Equity in earnings of unconsolidated affiliates	5.6	3.7	10.7	3.4

Income before income taxes	80.3	80.3	160.3	158.2
Income taxes	28.5	27.3	56.9	53.8

Net income	$51.8	$53.0	$103.4	$104.4

Average common shares outstanding	84.3	118.7	84.2	119.0
Diluted shares outstanding	86.8	119.6	86.6	120.2

Basic earnings per share	$0.61	$0.45	$1.23	$0.88
Diluted earnings per share	$0.60	$0.44	$1.19	$0.87

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows – operating activities:
Net income	$103.4	$104.4

Depreciation and amortization	75.1	71.7
Equity in earnings of unconsolidated affiliates	(10.7)	(3.4)
Net realized gain on investments	(7.6)	(2.0)
Deferred taxes	18.0	(2.3)
Changes in accounts receivable	(11.1)	(10.0)
Changes in other current assets	(1.6)	(5.5)
Changes in transfer agency investments	(294.8)	2.3
Changes in transfer agency deposits	294.8	(2.3)
Changes in accounts payable and accrued liabilities	(17.1)	(19.4)
Changes in deferred revenues and gains	(4.8)	14.7
Changes in accrued compensation and benefits	(2.1)	(2.0)
Other, net	0.1	2.1
Total adjustments to net income	38.2	43.9
Net	141.6	148.3

Cash flows – investing activities:
Proceeds from sale of investments	23.0	22.5
Investments and advances to unconsolidated affiliates	(19.5)	(6.6)
Investments in securities	(20.0)	(20.8)
Capital expenditures	(101.6)	(130.0)
Contingent payment for purchase of EquiServe	(25.6)
Other, net	0.9	(1.7)
Net	(142.8)	(136.6)

Cash flows – financing activities:
Proceeds from issuance of common stock	26.5	2.5
Principal payments on long-term debt	(22.6)	(53.1)
Net increase in revolving credit facilities and notes payable	38.6	161.5
Common stock repurchased	(47.5)	(142.3)
Net	(5.0)	(31.4)

Net decrease in cash and cash equivalents	(6.2)	(19.7)
Cash and cash equivalents at beginning of period	102.4	92.3

Cash and cash equivalents at end of period	$96.2	$72.6

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2004, and December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

2.  Investments

Investments are as follows (in millions):

	2004 Ownership Percentage	Carrying Value
		June 30, 2004	December 31, 2003
Available-for-sale securities:
State Street Corporation	4%	$627.3	$666.2
Computer Sciences Corporation	5%	400.8	381.8
Euronet Worldwide, Inc.	6%	43.6	34.0
Transfer agency investments		149.3
Other available-for-sale securities		100.6	97.6
		1,321.6	1,179.6

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	87.2	79.1
International Financial Data Services, U.K.	50%	14.4	9.2
International Financial Data Services, Canada	50%	18.2	16.9
Unconsolidated Real Estate Affiliates		88.5	77.7
Other unconsolidated affiliates		39.2	36.5
		247.5	219.4

Other:
Trading securities		27.3	23.1
Held-to-maturity		8.9	10.4
		36.2	33.5
Total investments		$1,605.3	$1,432.5

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30, 2004	December 31, 2003

Cost	$708.7	$551.8
Gross unrealized gains	613.5	628.4
Gross unrealized losses	(0.6)	(0.6)
Market value	$1,321.6	$1,179.6

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  In the first quarter of 2004, the Company initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $358.1 million and $63.4 of transfer agency investments and deposits at June 30, 2004 and December 31, 2003, respectively.  The Company will continue to evaluate implementation of this service for the remainder of its corporate securities processing transfer agency accounts, and estimates that the amount of transfer agency investments and deposits may increase by approximately $300 million upon full implementation.  Related to this service, the Company will periodically purchase bonds issued by the US government or US government agencies with maturities of 1-5 years.  Depending on differences between the current market interest rates and the coupon rates on the bonds, the bonds may be purchased at a discount or premium to the bond’s face value.

Certain information related to the Company’s transfer agency investments is as follows (in millions):

	June 30, 2004	December 31, 2003

Current transfer agency investments	$208.8	$63.4

Available-for-sale securities:
Cost	149.4
Gross unrealized losses	(0.1)
Non-current transfer agency investments	149.3
Market value	$358.1	$63.4

The Company recognized $0.1 million and $1.3 million of investment impairments for the three and six months ended June 30, 2004, respectively, and $1.6 million and $5.8 million for the three and six months ended June 30, 2003, respectively.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2004 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Common Stock	$15.8	$0.6	$	$	$15.8	$0.6

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Boston Financial Data Services, Inc.	$4.9	$2.2	$8.1	$4.2
International Financial Data Services, U.K.	0.8	0.1	2.3	(2.2)
International Financial Data Services, Canada	0.8	0.3	1.2	0.3
Other	(0.9)	1.1	(0.9)	1.1
	$5.6	$3.7	$10.7	$3.4

3.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$136.0	$16.8	$136.0	$13.0
Other	0.2	0.1	0.3	0.1

Total	$136.2	$16.9	$136.3	$13.1

Amortization of intangible assets for the three and six months ended June 30, 2004, was $1.9 million and $3.8 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2003, was $1.9 million and $3.8 million, respectively.  Annual amortization amounts for intangible assets recorded as of June 30, 2004, are estimated at $6.9 million for each of the years 2004, 2005, 2006, 2007 and $6.8 million for 2008.  Substantially all of the intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2004, by Segment (in millions):

	December 31, 2003	Acquisitions	Other	June 30, 2004

Financial Services	$247.3	$25.6	$0.1	$273.0
Output Solutions	9.1		0.1	9.2
Customer Management	5.4			5.4

Total	$261.8	$25.6	$0.2	$287.6

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

4.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$51.8	$53.0	$103.4	$104.4

Average common shares outstanding	84.3	118.7	84.2	119.0
Incremental shares from assumed conversions of stock options and forward purchase agreements	2.5	0.9	2.4	1.2

Diluted potential common shares	86.8	119.6	86.6	120.2

Basic earnings per share	$0.61	$0.45	$1.23	$0.88
Diluted earnings per share	$0.60	$0.44	$1.19	$0.87

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 3.5 million and 7.4 million for the three months ended June 30, 2004 and 2003, respectively, and 4.2 million and 7.4 million for the six months ended June 30, 2004 and 2003, respectively.  In August 2003, the Company issued convertible senior debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  Since a cash settlement is assumed for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, the impact has been excluded from earnings per share.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following

(in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$51.8	$53.0	$103.4	$104.4
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	19.3	170.1	(7.4)	53.1
Less reclassification adjustments for net gains (losses) included in net income	(4.1)	(0.7)	(7.6)	1.1
Foreign currency translation adjustments	(0.6)	4.1	4.6	2.6
Deferred income taxes	(6.0)	(66.2)	5.2	(21.2)
Other comprehensive income (loss)	8.6	107.3	(5.2)	35.6
Comprehensive income	$60.4	$160.3	$98.2	$140.0

Stock repurchases.  On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan.  The new plan allows (but does not require) the repurchase of up to 6.0 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.  In the second quarter of 2004, 0.7 million shares were purchased for an average price of $46.61 per share.  At June 30, 2004, the Company had purchased 0.9 million shares since the program commenced and had 5.1 million shares remaining to be purchased under this program.

Stock-based compensation.  The Company has stock-based compensation plans.  The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” pro forma disclosure in the table below.

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2004	2003	2004	2003

Net income (millions):	As reported	$51.8	$53.0	$103.4	$104.4

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4.5)	(8.1)	(9.9)	(17.5)

Net Income	Pro forma	$47.3	$44.9	$93.5	$86.9

Basic earnings per share:	As reported	$0.61	$0.45	$1.23	$0.88
	Pro forma	$0.56	$0.38	$1.11	$0.73

Diluted earnings per share:	As reported	$0.60	$0.44	$1.19	$0.87
	Pro forma	$0.56	$0.38	$1.10	$0.72

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

5.  Commitments and Contingencies

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture will develop approximately 1.1 million square feet of office space that will be leased to an unrelated third party.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners (approximately $22 million at June 30, 2004).  The real estate joint venture partners have committed additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the event of delays in construction or lease commencement.  The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that expire beginning in 2007 through

2008.  The Company is responsible for $29 million of the letters of credit.  At June 30, 2004, there were no outstanding borrowings against the letters of credit.

The Company has entered into an agreement to guarantee 50% of a $1.5 million construction loan of a 50% owned joint venture.  The construction loan expires in June 2005.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.  The mortgage loan expires in August 2004.

The Company has entered into an agreement to guarantee on a joint and several basis, up to $10.0 million of a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60 million loan expires on December 31, 2005.  At June 30, 2004, total borrowings on the loan were $13.9 million.

The Company and State Street Corporation (“State Street”) have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.7 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and was financed with a $19.5 million mortgage from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Under this guarantee, the Company would pay 50% of the total amount to close out of the hedge, which is approximately $0.1 million.

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

At June 30, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46

Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity.  These entities are called “variable interest entities.”  The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns.  “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value.  As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.9 million at June 30, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company has finalized analyses of its real estate joint ventures and determined that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.  The Company did not enter into any new real estate joint ventures during the second quarter of 2004.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets.  The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services, Luxembourg); and Argus Health Systems.  Each of these operating joint ventures was formed prior to February 1, 2003.  The Company has finalized its FIN 46 analyses of these operating joint ventures, and its assessment is that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46.

6.  Recently Issued Accounting Standards

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023.  The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08 per share), subject to adjustment.

The debentures are contingently convertible into shares of the Company’s common stock if during any calendar quarter (and only during such calendar quarter) the closing price of the Company’s common stock, for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than 120% of the applicable conversion price ($58.90 per share).

Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If all $840 million of convertible senior debentures were converted into common stock, the Company would need to issue approximately 17.1 million shares of common stock, subject to adjustment.  The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Under current generally accepted accounting principles, the Company’s calculation of diluted earnings per share would not include any incremental shares from assumed conversions of the convertible debentures until such time that the Company’s common stock exceeded the contingent conversion price of $58.90 per share for the time periods specified above.  At that point, the Company would include incremental shares assumed to be issued for the conversion value of the bonds (value over $49.08 per share) in the calculation of diluted earnings per share.  This is commonly referred to as the “net share settlement method” of accounting for the conversion spread.

There are two proposed accounting standards that can impact the way the Company calculates diluted earnings per share regarding incremental shares to be issued from the assumed conversion of the convertible debentures.  The first proposed standard is EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”  Under EITF 04-08, a company would need to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price.  Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock.  The impact of EITF 04-08 to DST is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share.  EITF 04-08 is expected to be issued in final form in the latter part of 2004, with a fourth quarter effective date.  The Company does not believe EITF 04-08 would have impacted the Company’s calculated diluted earnings per share for any historical periods.  EITF 04-08 will affect the Company’s calculation of diluted earnings per share if the Company’s share price is between $49.08 and $58.90 per share.

The second proposed standard involves an amendment to SFAS 128, “Earnings per Share.”  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible bond.  The proposed amendment will remove the ability of a company to overcome the presumption that the convertible securities will be satisfied by full conversion into shares of common stock.  Accordingly, the Company’s intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to become effective in the first quarter of 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share, the Company will need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares.  Under this method, diluted earnings per share would have been $0.56 and $1.11 for the three and six months ended June 30, 2004. Diluted earnings per share would have been $2.69 for the year ended December 31, 2003 as compared to the reported amount of $2.77.

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after December 15, 2004 (January 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004, and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  DST discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

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

Information concerning total assets by reporting Segment is as follows (in millions):

	June 30, 2004	December 31, 2003

Financial Services	$2,162.7	$1,729.2
Output Solutions	317.9	313.7
Customer Management	131.0	132.0
Investments and Other	1,389.7	1,393.6
Eliminations	(428.7)	(369.9)
	$3,572.6	$3,198.6

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

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2004
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$278.3	$97.5	$46.6	$3.1	$	$425.5
Intersegment operating revenues	1.7	13.1		13.2	(28.0)
Out-of-pocket reimbursements	39.0	138.5	13.5	0.1	(23.3)	167.8
	319.0	249.1	60.1	16.4	(51.3)	593.3

Costs and expenses	227.4	238.1	51.7	9.2	(51.3)	475.1
Depreciation and amortization	26.8	7.0	1.4	3.5		38.7

Income from operations	64.8	4.0	7.0	3.7		79.5
Other income, net	2.5			5.9		8.4
Equity in earnings (losses) of unconsolidated affiliates	6.7			(1.1)		5.6

Income before interest and income taxes	$74.0	$4.0	$7.0	$8.5	$	$93.5

	Three Months Ended June 30, 2003
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$261.8	$122.3	$43.7	$3.2	$	$431.0
Intersegment operating revenues	1.6	12.6		11.6	(25.8)
Out-of-pocket reimbursements	39.3	151.5	15.9	0.1	(20.8)	186.0
	302.7	286.4	59.6	14.9	(46.6)	617.0

Costs and expenses	220.0	272.0	51.5	9.7	(46.6)	506.6
Depreciation and amortization	23.1	8.8	1.6	3.1		36.6

Income from operations	59.6	5.6	6.5	2.1		73.8
Other income, net	1.0	2.0		2.9		5.9
Equity in earnings of unconsolidated affiliates	3.4			0.3		3.7

Income before interest and income taxes	$64.0	$7.6	$6.5	$5.3	$	$83.4

	Six Months Ended June 30, 2004
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$547.1	$205.3	$96.6	$6.5	$	$855.5
Intersegment operating revenues	4.5	26.2		25.2	(55.9)
Out-of-pocket reimbursements	76.8	284.9	27.5	0.2	(42.1)	347.3
	628.4	516.4	124.1	31.9	(98.0)	1,202.8

Costs and expenses	454.0	489.0	103.5	17.8	(98.0)	966.3
Depreciation and amortization	51.6	14.2	2.7	6.6		75.1
Income from operations	122.8	13.2	17.9	7.5		161.4
Other income, net	5.4			9.5		14.9
Equity in earnings (losses) of unconsolidated affiliates	12.1			(1.4)		10.7

Income before interest and income taxes	$140.3	$13.2	$17.9	$15.6	$	$187.0

	Six Months Ended June 30, 2003
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$513.2	$253.1	$89.9	$6.5	$	$862.7
Intersegment operating revenues	4.2	25.9		23.0	(53.1)
Out-of-pocket reimbursements	76.5	313.9	32.1	0.2	(48.6)	374.1
	593.9	592.9	122.0	29.7	(101.7)	1,236.8

Costs and expenses	433.8	560.1	103.1	18.6	(101.7)	1,013.9
Depreciation and amortization	44.7	17.6	3.3	6.1		71.7

Income from operations	115.4	15.2	15.6	5.0		151.2
Other income, net	2.8	4.5		2.8		10.1
Equity in earnings of unconsolidated affiliates	3.0			0.4		3.4

Income before interest and income taxes	$121.2	$19.7	$15.6	$8.2	$	$164.7

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $13.2 million and $26.7 million for the three and six months ended June 30, 2004, respectively, and $3.1 million and $6.5 million for the three and six months ended June 30, 2003, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified below in “Company-Specific Trends and Risks.”  Readers are strongly encouraged to consider the factors listed in such section and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company.   The Company’s reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Operating revenues
Financial Services	$280.0	$263.4	$551.6	$517.4
Output Solutions	110.6	134.9	231.5	279.0
Customer Management	46.6	43.7	96.6	89.9
Investments and Other	16.3	14.8	31.7	29.5
Eliminations	(28.0)	(25.8)	(55.9)	(53.1)
	$425.5	$431.0	$855.5	$862.7
% change from prior year period	(1.3)%		(0.8)%

Out-of-pocket reimbursements
Financial Services	$39.0	$39.3	$76.8	$76.5
Output Solutions	138.5	151.5	284.9	313.9
Customer Management	13.5	15.9	27.5	32.1
Investments and Other	0.1	0.1	0.2	0.2
Eliminations	(23.3)	(20.8)	(42.1)	(48.6)
	$167.8	$186.0	$347.3	$374.1
% change from prior year period	(9.8)%		(7.2)%

Total revenues	$593.3	$617.0	$1,202.8	$1,236.8
% change from prior year period	(3.8)%		(2.7)%

Income from operations
Financial Services	$64.8	$59.6	$122.8	$115.4
Output Solutions	4.0	5.6	13.2	15.2
Customer Management	7.0	6.5	17.9	15.6
Investments and Other	3.7	2.1	7.5	5.0
	79.5	73.8	161.4	151.2

Interest expense	(13.2)	(3.1)	(26.7)	(6.5)
Other income, net	8.4	5.9	14.9	10.1
Equity in earnings of unconsolidated affiliates, net of income taxes	5.6	3.7	10.7	3.4
Income before income taxes	80.3	80.3	160.3	158.2
Provision for income taxes	28.5	27.3	56.9	53.8
Net income	$51.8	$53.0	$103.4	$104.4

Basic earnings per share	$0.61	$0.45	$1.23	$0.88
Diluted earnings per share	$0.60	$0.44	$1.19	$0.87

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2004, decreased $23.7 million or 3.8% and $34.0 million or 2.7%, respectively, over the same periods in 2003.  Consolidated operating revenues for the three and six months ended June 30, 2004, were $425.5 million and $855.5 million, respectively, a decrease of $5.5 million or 1.3% over the prior year quarter and $7.2 million or 0.8% over the prior year six month period.  U.S. operating revenues for the three and six months ended June 30, 2004, were $373.6 million and $754.5 million, respectively, an increase of 4.0% and a decrease of 3.6%, respectively, over the same periods in 2003.  International operating revenues for the three and six months ended June 30, 2004, were $51.9 million and $101.0 million, respectively, an increase of 24.5% and 26.4% over the same periods in 2003.

Financial Services Segment total revenues for the three and six months ended June 30, 2004, increased $16.3 million or 5.4% and $34.5 million or 5.8%, respectively, over the same periods in 2003.  Financial Services operating revenues for the three and six months ended June 30, 2004, increased $16.6 million or 6.3% and $34.2 million or 6.6%, respectively, over the same periods in 2003.  U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2004, increased $7.5 million or 3.2% and $17.4 million or 3.7%, respectively, over the same periods in 2003.  The increase in U.S. Financial Services Segment operating revenues for the quarter ended June 30, 2004, resulted primarily from increased U.S. mutual fund servicing revenues of $7.4 million and consumer risk transfer program servicing revenues of $5.1 million, partially offset by a decrease in EquiServe, Inc. (“EquiServe”) revenues primarily due to lower shareowner and corporate action servicing revenues of $5.6 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 90.8 million at June 30, 2004, an increase of 2.9 million or 3.3% from the 87.9 million serviced at December 31, 2003, and an increase of 4.8 million or 5.6% from the 86.0 million serviced at June 30, 2003.  Financial Services Segment operating revenues from international operations for the three and six months ended June 30, 2004, were $35.1 million and $66.4 million, respectively, an increase of $9.1 million or 35.0% and $16.8 million or 33.9%, respectively, over the same periods in 2003.  The increase is primarily from higher software license fee revenues of $3.3 million and higher maintenance revenues of $1.3 million compared to the same period in 2003, as well as an increase in the value of the British pound versus the U.S. dollar.

Output Solutions Segment total revenues for the three and six months ended June 30, 2004, decreased $37.3 million or 13.0% and $76.5 million or 12.9%, respectively, over the same periods in 2003.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2004, were $110.6 million and $231.5 million, respectively, a decrease of $24.3 million or 18.0% and $47.5 million or 17.0%, respectively, over the same periods in 2003.  The operating revenue decline resulted principally from the absence of DST Output Marketing Services, Inc. (“OMS”) revenues as a result of the exchange transaction with Janus Capital Group Inc. (“Janus Exchange”) ($17.1 million of revenues were recorded in the second quarter of 2003) and lower revenues from the loss of a telecommunications client.  Output Solutions Segment images produced for the three and six months ended June 30, 2004, decreased 13.0% to 2.0 billion and 6.7% to 4.2 billion, respectively, and items mailed decreased 5.3% to 395 million and 4.6% to 824 million, respectively, compared to the same periods in 2003.

Customer Management Segment total revenues for the three and six months ended June 30, 2004, increased $0.5 million or 0.8% and $2.1 million or 1.7%, respectively, over the same periods in 2003.  Customer Management Segment operating revenues for the three and six months ended June 30, 2004, were $46.6 million and $96.6 million, respectively, an increase of $2.9 million or 6.6% and $6.7 million or 7.5%, respectively, over the same periods in 2003.  The increase for the quarter ended June 30, 2004 over the same period in 2003 was primarily a result of an increase in equipment sales of $4.1 million, offset by a decrease in processing and software service revenues of $1.2 million.  The increase for the six months ended June 30, 2004 over the same period in 2003 was principally a result of higher equipment sales of $3.8 million and processing and software service revenues of $2.9 million.

Investments and Other Segment total revenues increased $1.5 million or 10.1% and $2.2 million or 7.4% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  Investments and Other Segment operating revenues increased $1.5 million or 10.1% and $2.2 million or 7.5% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The increase was primarily from increased real estate leasing activity.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2004, was $79.5 million and $161.4 million, an increase of $5.7 million or 7.7% and $10.2 million or 6.7%, respectively, over the same periods in 2003.

Financial Services Segment income from operations for the three and six months ended June 30, 2004, was $64.8 million and $122.8 million, an increase of $5.2 million or 8.7% and $7.4 million or 6.4%, respectively, over the same periods in 2003.  Income from operations increased principally due to higher mutual fund servicing and international license revenues partially offset by a decrease in EquiServe revenues.  Costs and expenses increased 3.4% compared to the prior year quarter, primarily from increased personnel costs to support higher revenues.  Depreciation and amortization costs increased 16.0% compared to the prior year quarter, primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003.

Output Solutions Segment income from operations for the three and six months ended June 30, 2004, was $4.0 million and $13.2 million, a decrease of $1.6 million or 28.6% and $2.0 million or 13.2%, respectively, for the same periods in 2003.  The decrease related primarily to lower revenues.  Costs and expenses decreased $33.9 million or 12.5% from the second quarter 2003, reflecting the absence of OMS costs and expenses, cost containment activities and lower OOP expenses.  Depreciation and amortization decreased $1.8 million compared to the prior year quarter, reflecting the exclusion of OMS and lower capital expenditures.

Customer Management Segment income from operations totaled $7.0 million and $17.9 million for the three and six months ended June 30, 2004, an increase of $0.5 million or 7.7% and $2.3 million or 14.7%, respectively, over the same periods in 2003.  Costs and expenses increased 0.4% compared to the second quarter of 2003.  Depreciation and amortization decreased $0.6 million compared to the prior year quarter, primarily from lower capital expenditures.

Investments and Other Segment income from operations totaled $3.7 million and $7.5 million, respectively, for the three and six months ended June 30, 2004, an increase of $1.6 million or 76.2% and $2.5 million or 50.0%, respectively, over the same periods in 2003.  The increase is primarily due to increased real estate leasing activity.

Interest expense

Interest expense was $13.2 million for the quarter ended June 30, 2004, compared to $3.1 million in the prior year quarter, principally from increased interest expense of $9.1 million associated with the $840 million of convertible debentures issued in August 2003.

Interest expense was $26.7 million for the six months ended June 30, 2004, compared to $6.5 million in the prior year period, principally from increased interest expense of $18.3 million associated with the $840 million of convertible debentures issued in August 2003.  Average debt balances were higher in 2004 compared to 2003, primarily as a result of the convertible debentures and higher borrowings on the syndicated line of credit facility primarily to finance the Janus Exchange.

Other income, net

Other income was $8.4 million for the quarter ended June 30, 2004, compared to $5.9 million recorded in the prior year quarter.  Second quarter 2004 results include $4.1 million of income primarily related to interest and dividend income and $3.7 million related to net gains on securities.  Second quarter 2003 results include $4.0 million primarily related to interest and dividend income and $1.9 million related to net gains on securities.

Other income was $14.9 million for the six months ended June 30, 2004, compared to $10.1 million recorded in the prior year quarter.  Year to date 2004 results include $7.8 million primarily related to interest and dividend income and $5.7 million primarily related to net gains on securities.  Year to date 2003 results include $8.1 million primarily related to interest and dividend income and $2.0 million primarily related to net gains on securities.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

BFDS	$4.9	$2.2	$8.1	$4.2
IFDS U.K.	0.8	0.1	2.3	(2.2)
IFDS Canada	0.8	0.3	1.2	0.3
Other	(0.9)	1.1	(0.9)	1.1
	$5.6	$3.7	$10.7	$3.4

Equity in earnings of unconsolidated affiliates totaled $5.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2004, as compared to $3.7 million and $3.4 million, respectively, for the three and six months ended June 30, 2003.  Boston Financial Data Services earnings increased $2.7 million and $3.9 million, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily from higher revenues from client additions and improved operational efficiencies.  International Financial Data Services (“IFDS”) results increased $1.2 million and $5.4 million, respectively, for the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily due to higher levels of accounts serviced and foreign currency exchange gains.  Accounts serviced by IFDS, (U.K.) Limited (“IFDS U.K.”) were 4.8 million at June 30, 2004, an increase of 0.2 million or 4.3% from year end 2003 levels and an increase of 0.7 million or 17.1% over June 30, 2003 levels due primarily from new client conversions.  An additional 0.7 million accounts are scheduled to convert during 2004.  Accounts serviced by International Financial Data Services, (Canada) Limited (“IFDS Canada”) were 2.8 million at June 30, 2004, an increase of 0.1 million or 3.7% from year end 2003 levels, and an increase of 0.2 million or 7.7% from June 30, 2003 levels, primarily to new client conversions.  The reduction in earnings from Other unconsolidated affiliates is principally related to pre-operating costs associated with the formation of a real estate joint venture.

Income taxes

The Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  The Company estimates its effective tax rate will be 35.5% for the year ending December 31, 2004, and, on this basis, has provided income taxes at this rate for the three and six months ended June 30, 2004, which compares with 34.0% for the quarter and six months ended June 30, 2003.  The 2004 and 2003 tax rates were affected by tax aspects of certain international operations and state tax income apportionment rules.  The 2003 income tax rate was lower than the 2004 anticipated rate primarily as a result of real estate related tax credits realized in 2003.  The full year 2004 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2004, increased 5.4% and 5.8%, respectively, over the same periods in 2003 to $319.0 million and $628.4 million, respectively.  Financial

Services Segment operating revenues for the three and six months ended June 30, 2004 were $280.0 million and $551.6 million, respectively, an increase of $16.6 million or 6.3% and $34.2 million or 6.6%, respectively, over the same periods in 2003.  U.S. Financial Services Segment operating revenue increased 3.2% to $244.9 million and 3.7% to $485.2 million, respectively, for the three and six months ended June 30, 2004.  The increase in U.S. Financial Services Segment operating revenues for second quarter 2004 over the same period in 2003 resulted primarily from increased U.S. mutual fund servicing revenues of $7.4 million and consumer risk transfer program servicing revenues of $5.1 million, partially offset by a decrease in EquiServe revenues due to lower shareowner and corporate action servicing revenues of $5.6 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 5.6% from 86.0 million at June 30, 2003 to 90.8 million at June 30, 2004.  Financial Services Segment operating revenues from international operations for the three and six months ended June 30, 2004 increased 35.0% to $35.1 million and 33.9% to $66.4 million, respectively, over the same periods in 2003, primarily from higher software license fee revenues of $3.3 million and higher maintenance revenues of $1.3 million as well as an increase in the value of the British pound.

DST obtained commitments from two new mutual fund shareowner processing clients with approximately 5.5 million accounts.  It is expected that the conversion schedule will be such that significant revenues will not be recognized until the middle of 2005.  The Company is also pursuing a number of potential new clients for mutual fund processing services.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2004 increased 3.4% to $227.4 million and 4.7% to $454.0 million, respectively, over the same periods in 2003.  Personnel costs for the three and six months ended June 30, 2004 increased 4.9% and 5.7%, respectively, over the same periods in 2003, primarily to support higher revenues.  Costs and expenses increased primarily from increased personnel costs.

Segment costs and expenses continue to include costs associated with the development of Fairway, the Company’s new securities transfer system and Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”), the Company’s Wealth Management and Advisor products.  Client accounts are currently being converted to the Fairway system from older systems and there are certain costs involved in these conversions.  The Company will continue to incur development and conversion costs until all of the accounts are converted onto the new Fairway system.  The Company will also continue to incur development costs related to MAP and OpenPFA.  Although there are no conversions to MAP and OpenPFA occurring at this time, the Company expects that it will incur certain conversion costs in the future.

Depreciation and amortization

Segment depreciation and amortization increased 16.0% or $3.7 million and 15.4% or $6.9 million, respectively, for the three and six months ended June 30, 2004 over the same periods in 2003, primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003.

The Segment also continues to incur amortization for capitalized costs related to the new Fairway system.  As additional work is completed and more costs are capitalized, depreciation will increase as it relates to Fairway.  The Company has assigned a 10 year life to Fairway for amortization purposes.

Income from operations

Segment income from operations for the three and six months ended June 30, 2004 increased 8.7% to $64.8 million and 6.4% to $122.8 million over the same periods in 2003.  The increase resulted primarily from higher mutual fund servicing and international license revenue partially offset by increased new systems development and implementation costs and related amortization costs.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2004 decreased 13.0% to $249.1 million and 12.9% to $516.4 million, respectively, as compared to the same periods in 2003.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2004 decreased 18.0% to $110.6 million and

17.0% to $231.5 million, as compared to the same periods in 2003.  The operating revenue decline for the three and six months ended June 30, 2004 resulted principally from the absence of OMS revenues as a result of the exchange transaction with Janus ($17.1 million and $33.3 million, respectively, of OMS revenues were recorded over the same periods in 2003) and lower revenues from the loss of a telecommunications client.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2004 decreased 12.5% to $238.1 million and 12.7% to $489.0 million, respectively, over the same periods in 2003.  The decline resulted from the absence of OMS costs and expenses of $19.2 million and $38.8 million, respectively, over the same periods in 2003 as well as lower costs due to decreased operating revenues and out-of-pocket revenues.  Segment results include $0.6 million and $0.8 million for the three and six months ended June 30, 2003, of costs associated with previously announced facility and other consolidations.  Personnel costs for the three and six months ended June 30, 2004, decreased 10.4% and 13.7%, respectively, over the same periods in 2003 primarily due to the facility consolidation effort.

Depreciation and amortization

Segment depreciation and amortization decreased 20.5% to $7.0 million and 19.3% to $14.2 million for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003, primarily from the exclusion of OMS of $0.8 million and $1.6 million, respectively, and from lower capital expenditures, which resulted in lower depreciation and amortization in 2004 of $1.8 million and $3.4 million, respectively, over the same periods in 2003.

Income from operations

Segment income from operations for the three and six months ended June 30, 2004 decreased $1.6 million to $4.0 million and decreased $2.0 million to $13.2 million, respectively, over the same periods in 2003.  The decrease related primarily to lower revenues.  Segment results include $0.6 million and $0.8 million for the three and six months ended June 30, 2003, of costs associated with previously announced facility and other consolidations.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment total revenues for the three and six months ended June 30, 2004 increased 0.8% to $60.1 million and 1.7% to $124.1 million, respectively, as compared to the same periods in 2003.  Customer Management Segment operating revenues for the three and six months ended June 30, 2004 were $46.6 million, an increase of $2.9 million or 6.6%, and $96.6 million, an increase of $6.7 million or 7.5%, respectively, over the same periods in 2003.  Processing and software service revenues decreased $1.2 million to $41.7 million and increased $2.9 million to $91.1 million, respectively, for the three and six months ended June 30, 2004 from $42.9 million and $88.2 million, respectively, for the three and six months ended June 30, 2003.  Processing and software service revenues decreased primarily as a result of lower cable subscribers serviced partially offset by higher software development revenues.  Equipment sales increased to $4.9 million and $5.5 million, respectively, for the three and six months ended June 30, 2004 from $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2003.  Total cable and satellite subscribers serviced were 37.2 million at June 30, 2004, a decrease of 5.3% compared to year end 2003 levels, principally from a net decrease in international cable subscribers serviced.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2004, increased $0.2 million or 0.4% and $0.4 million or 0.4%, respectively, compared to the same periods in 2003, primarily attributable to increased personnel costs offset by cost containment efforts.

Segment costs and expenses continue to include costs associated with the development of Concorde, the Company’s new billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over Internet Protocol telephony markets.  Subscriber accounts are expected to begin conversion to the new Concorde system in the future and the Company expects to incur additional costs on these conversions.  Development and conversion costs are expected to continue at the current rate until the majority of subscriber accounts are converted onto Concorde, however the amount that qualifies for capitalization of internally developed software costs will decrease.

Depreciation and amortization

Segment depreciation and amortization for the three and six months ended June 30, 2004, decreased $0.2 million to $1.4 million and $0.6 million to $2.7 million, respectively, compared to the same periods in 2003, primarily from lower capital expenditures.

As of June 30, 2004, the Segment has not yet had any amortization of capitalizable internally developed software costs related to Concorde.  The first components of the system were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time.  The Company has assigned a 5 year life to Concorde for amortization purposes.

Income from operations

Customer Management Segment income from operations for the three and six months ended June 30, 2004 increased $0.5 million to $7.0 million and $2.3 million to $17.9 million, respectively, compared to the same periods in 2003.  The increase is primarily attributable to higher operating revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $16.3 million and $31.7 million, respectively, for the three and six months ended June 30, 2004, an increase of $1.5 million and $2.2 million, respectively, as compared to the same periods in 2003.  The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses

Segment costs and expenses decreased $0.5 million to $9.2 million and $0.8 million to $17.8 million, respectively, for the three and six months ended June 30, 2004, as compared to the same periods in 2003.

Depreciation and amortization

Segment depreciation and amortization increased $0.4 million to $3.5 million and $0.5 million to $6.6 million, respectively, for the three and six months ended June 30, 2004, as compared to the same periods in 2003.

Income from operations

Segment income from operations totaled $3.7 million and $7.5 million, respectively, for the three and six months ended June 30, 2004, as compared to $2.1 million and $5.0 million, respectively, for the three and six months ended June 30, 2003, primarily due to higher real estate revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities totaled $141.6 million for the six months ended June 30, 2004.  Operating cash flows primarily resulted from net income of $103.4 million, depreciation and amortization of $75.1 million, and an increase in the deferred tax liability of $18.0 million partially offset by decreases in accounts payable and accrued liabilities of $17.1 million.

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  In the first quarter of 2004, the Company initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $358.1 million and $63.4 million of transfer agency investments and deposits at June 30, 2004 and December 31, 2003, respectively.  The Company will continue to evaluate implementation of this service for the remainder of its corporate securities processing transfer agency accounts, and estimates that the amount of transfer agency investments and deposits may increase by approximately $300 million upon full implementation.  Related to this service, the Company will periodically purchase bonds issued by the US government or US government agencies with maturities of 1-5 years.  Depending on differences between the current market interest rates and the coupon rates on the bonds, the bonds may be purchased at a discount or premium to the bond’s face value.

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage.  A significant number of contracts allow the Company to pre-bill and/or require deposits to allow pre-funding

Cash flows used in investing activities totaled $142.8 million for the six months ended June 30, 2004.  The Company expended $101.6 million during the six months ended June 30, 2004 for capital additions, of which $67.7 million related to the Financial Services, Output Solutions and Customer Management Segments and $33.9 million related to the Investments and Other Segment, which primarily related to acquisitions of buildings and building improvements.  The Company had $20.0 million of investments in available-for-sale securities and expended $19.5 million for advances to affiliates and other investments.  During the six months ended June 30, 2004, the Company received $20.2 million from the sale and maturities of investments in available-for-sale securities and $2.8 million primarily from the sale of other investments.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture will develop approximately 1.1 million square feet of office space that will be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners (approximately $22 million at June 30, 2004).  The real estate joint venture partners have committed additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the event of delays in construction or lease commencement.  The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that expire beginning in 2007 through 2008.  The Company is responsible for $29 million of the letters of credit.  At June 30, 2004, there were no outstanding borrowings against the letters of credit.

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

Cash flows used in financing activities totaled $5.0 million for the six months ended June 30, 2004.  For the six months ended June 30, 2004, the Company repurchased $47.5 million of common stock.  The Company had payments of $22.6 million for the six months ended June 30, 2004 on its long-term debt, which was principally comprised of the final purchase price installment for EquiServe.  Net borrowings totaled $38.6 million on the Company’s revolving credit facility, which brought the outstanding balance to $514.4 million at June 30, 2004.

The Company has approximately $75.0 million of scheduled debt payments due on or before June 30, 2005, however the Company has classified these amounts as long-term debt due to the Company’s ability and intent to refinance the debt under its existing line of credit agreements.

On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan.  The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

During the six months ended June 30, 2004, the Company purchased 0.9 million shares of its common stock under this share repurchase plan for $41.5 million.  At June 30, 2004, the Company had 5.1 million shares remaining to be purchased under this plan and had purchased 0.9 million shares since this plan commenced.

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

At June 30, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46

Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity.  These entities are called “variable interest entities.”  The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns.  “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value.  As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.9 million at June 30, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company has finalized analyses of its real estate joint ventures and determined that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.  The Company did not enter into any new real estate joint ventures during the second quarter of 2004.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets.  The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services, Luxembourg); and Argus Health Systems.  Each of these operating joint ventures was formed prior to February 1, 2003.  The Company has finalized its FIN 46 analyses of these operating joint ventures, and its assessment is that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $60.4 million and $98.2 million for the three and six months ended June 30, 2004, respectively, compared to $160.3 million and $140.0 million for the comparable periods in 2003.  Comprehensive income consists of net income of $51.8 million and $103.4 million and other comprehensive income (loss) of $8.6 million and $(5.2) million for the three and six months ended June 30, 2004, respectively, and net income $53.0 million and $104.4 million and other comprehensive income of $107.3 million and $35.6 million for the three and six months ended June 30, 2003, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments.  At June 30, 2004, the Company’s available-for-sale securities had unrealized losses of $0.6 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses recorded at June 30, 2004 are other than temporary.

The Company recognized investment impairments of $0.1 million and $1.3 million for the three and six months ended June 30, 2004, respectively, and $1.6 million and $5.8 million for the three and six months ended for the six months ended June 30, 2003, respectively, which the Company believed were other than temporary.  The impairments related primarily to investments available for sale in the Investment and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023.  The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08 per share), subject to adjustment.

The debentures are contingently convertible into shares of the Company’s common stock if during any calendar quarter (and only during such calendar quarter) the closing price of the Company’s common stock, for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than 120% of the applicable conversion price ($58.90 per share).

Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  If all $840 million of convertible senior debentures were converted into common stock, the Company would need to issue approximately 17.1 million shares of common stock, subject to adjustment.  The Company intends to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Under current generally accepted accounting principles, the Company’s calculation of diluted earnings per share would not include any incremental shares from assumed conversions of the convertible debentures until such time that the Company’s common stock exceeded the contingent conversion price of $58.90 per share for the time periods specified above.  At that point, the Company would include incremental shares assumed to be issued for the conversion value of the bonds (value over $49.08 per share) in the calculation of diluted earnings per share.  This is commonly referred to as the “net share settlement method” of accounting for the conversion spread.

There are two proposed accounting standards that can impact the way the Company calculates diluted earnings per share regarding incremental shares to be issued from the assumed conversion of the convertible debentures.  The first proposed standard is EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.”  Under EITF 04-08, a company would need to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price.  Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock.  The impact of EITF 04-08 to DST is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share.  EITF 04-08 is expected to be issued in final form in the latter part of 2004, with a fourth quarter effective date.  The Company does not believe EITF 04-08 would have impacted the Company’s calculated diluted earnings per share for any historical periods.  EITF 04-08 will affect the Company’s calculation of diluted earnings per share if the Company’s share price is between $49.08 and $58.90 per share.

The second proposed standard involves an amendment to SFAS 128, “Earnings per Share.”  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible bond.  The proposed amendment will remove the ability of a company to overcome the presumption that the convertible securities will be satisfied by full conversion into shares of common stock.  Accordingly, the Company’s intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to become effective in the first quarter of 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share, the Company will need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares.  Under this method, diluted earnings per share would have been $0.56 and $1.11 for the three and six months ended June 30, 2004. Diluted earnings per share would have been $2.69 for the year ended December 31, 2003 as compared to the reported amount of $2.77.

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

Development of Technology

The Company is implementing and enhancing (a) a new stock transfer system (“Fairway”) that will replace the existing systems used by its wholly-owned subsidiary EquiServe, Inc. to maintain corporate stock transfer records, (b) a new subscriber management system (“Concorde”) that will replace the existing systems used by its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. to maintain cable and satellite TV subscriber records and (c) new proprietary systems for MAP and OpenPFA that are designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts.  Failure to successfully complete development and implementation of Fairway, Concorde, MAP or OpenPFA, to successfully convert new or existing clients to such systems, or to successfully complete and implement various other current technology projects could have a material adverse effect on the financial condition and results of operations of the Company.

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

Transfer Agency Investments

Certain of the Company’s transfer agency businesses invest client funds in greater than one year investments.  If the businesses were required by the clients to draw on the investments in excess of the amount of balances invested in immediately liquid assets, the Company could be required or may be forced to liquidate such investments, or a portion thereof, and the Company may be required to recognize what otherwise may be an unrealized loss.

Interest Earnings as a Portion of Revenue

The Company's transfer agent businesses derive a certain amount of service revenue from investment earnings related to cash balances maintained in transfer agency customer bank accounts. The balances maintained in the bank accounts are subject to fluctuation. A change in interest rates could have a material adverse effect on the financial condition and results of operations of the Company.

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

A change of control under the Company’s stockholders’ rights plan would cause the issuance of rights to purchase 1/1000th shares of preferred stock of the Company for each share of Company common stock, or, in some circumstances, other securities of the Company, which could have a potentially dilutive effect on the Company’s common stock.

Miscellaneous

In addition to the factors noted above, there may be other factors that cause any forward-looking comment to become inaccurate.  One such factor is litigation and claims involving the Company, including routine litigation and claims involving transfer agency operations in which the plaintiffs or claimants allege that errors or delays in transaction processing cause damages based on factors such as unfavorable changes in the market value of securities processed and including class action claims based upon various regulatory rules and consumer protection statutes with respect to which class action plaintiffs may attempt to assert private rights of action.  Other factors include, but are not limited to, accounting or other fraud that may occur with respect to the financial statements or business of a financial service provider or other client of the Company; changes in management strategies; changes in lines of business or markets; failure of anticipated opportunities to materialize; changes in the cost of necessary supplies; changes in accounting principles; and changes in the economic, political or regulatory environments in the United States and/or the other countries where the Company now competes or may compete in the future.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2004 was $1.3 billion.  The impact of a 10% change in fair value of these investments would be approximately $80.3 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2004, the Company and its joint ventures had approximately $2.6 billion of cash balances maintained in such accounts, of which $208.8 million is included in current assets and $149.3 million is included in non-current assets on the Company’s balance sheet.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $5.6 million of net income (loss).

At June 30, 2004, the Company had $1,480.7 million of debt, of which $618.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2004, the Company’s international subsidiaries had approximately $222 million in total assets and for the quarter ended June 30, 2004, these international subsidiaries produced approximately $11.0 million in net income.  The Company estimates that a 10% change in exchange rates would increase or decrease the total assets by approximately $22 million and would increase or decrease net income by approximately $1.1 million.

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

Item 2.  Changes in Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-April 30	164,120(1)	$46.76	141,200	5,658,800(2)
May 1-May 31	228,728(1)	$45.48	224,000	5,434,800(2)
June 1-June 30	343,893(1)	$47.31	334,800	5,100,000(2)

(1)          For the three months ended June 30, 2004, the Company purchased, in accordance with the 1995 Stock Option and Performance Award Plan 36,741 shares of its common stock for participant income tax withholdings in conjunction with stock option exercises as requested by the participant.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 22,920 shares were purchased in April, 4,728 shares were purchased in May and 9,093 shares were purchased in June.

(2)          On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan.  The new plan allows (but does not require) the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2004.  Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March 31, 2004.  A total of 77,950,818 shares of Common Stock, or 92.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)             Election of two directors for terms ending in 2007:

	A. Edward Allinson	Michael G. Fitt

For	57,684,046	75,714,271
Withheld	20,266,772	2,236,547
Total	77,950,818	77,950,818

The terms of office of Directors Thomas A. McDonnell and M. Jeannine Strandjord will expire at the Annual Meeting of Stockholders in 2005.  The terms of office of Directors Thomas A. McCullough, William C. Nelson and Travis E. Reed will expire at the Annual Meeting of Stockholders 2006.

2)              Approval of Amendment of DST’s Certificate of Incorporation to increase the authorized capital stock:

For	70,886,028
Against	6,960,343
Abstaining	104,447
Total	77,950,818

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

Item 5.  Other Information

The following table presents operating data for the Company’s operating business Segments:

	June 30, 2004	December 31, 2003

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	55.2	54.0
IRA mutual fund accounts	24.7	23.7
TRAC mutual fund accounts	6.4	6.1
Section 529 and Educational IRA’s	4.5	4.1
	90.8	87.9

International
United Kingdom (1)	4.8	4.6
Canada (2)	2.8	2.7

TRAC participants (millions)	3.6	3.5
Security transfer accounts processed (millions)	20.5	22.9
Automated Work Distributor workstations (thousands)	92.0	87.0
lock\line supported consumers (millions)	22.9	19.8

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	30.5	30.4
International	6.7	8.9

	For the Six Months Ended June 30,
	2004	2003
Output Solutions Operating Data
Images produced (millions)	4,212	4,604
Items mailed (millions)	824	864

(1)           Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

3.1.2	Amended Certificate of Incorporation for DST Systems, Inc.
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

Exhibit 32 shall not be deemed “filed” for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

(b)         Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated April 27, 2004, under Items 7 and 12 of such form, reporting the announcement of financial results for the first quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 9, 2004.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)