Form 10-Q
period 2004-09-30
DST SYSTEMS INC
filed 2004-11-09
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares outstanding of the Company’s common stock as of October 29, 2004:

Common Stock $0.01 par value – 83,766,084

DST Systems, Inc.

Form 10-Q

September 30, 2004

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Introductory Comments	3

	Condensed Consolidated Balance Sheet – September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statement of Income – Three and Nine Months Ended September 30, 2004 and 2003	5

	Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41-42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	44

Item 6.	Exhibits	45

SIGNATURE		45

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries and affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2003.

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(dollars in millions, except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$103.9	$102.4
Transfer agency investments	127.1	63.4
Accounts receivable	415.2	399.4
Other current assets	103.1	116.6
	749.3	681.8
Investments	1,372.8	1,432.5
Transfer agency investments	149.7
Properties	662.1	647.2
Goodwill	287.5	261.8
Intangibles	117.4	123.2
Other assets	55.2	52.1
Total assets	$3,394.0	$3,198.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$9.4	$26.9
Transfer agency deposits	276.4	63.4
Accounts payable	127.0	126.3
Accrued compensation and benefits	108.5	98.1
Deferred revenues and gains	73.2	95.0
Other liabilities	155.3	162.5
	749.8	572.2
Long-term debt	1,408.6	1,437.8
Deferred income taxes	392.2	408.5
Other liabilities	91.2	96.4
	2,641.8	2,514.9
Commitments and contingencies (Note 6)

Stockholders’ equity
Common stock, $0.01 par; 300 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	202.7	208.8
Retained earnings	670.5	514.6
Treasury stock (11.6 million and 11.5 million shares, respectively), at cost	(458.9)	(438.4)
Accumulated other comprehensive income	336.9	397.7
Total stockholders’ equity	752.2	683.7
Total liabilities and stockholders’ equity	$3,394.0	$3,198.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Operating revenues	$426.9	$413.8	$1,282.4	$1,276.5
Out-of-pocket reimbursements	172.6	155.9	519.9	530.0

Total revenues	599.5	569.7	1,802.3	1,806.5

Costs and expenses	478.7	457.8	1,445.0	1,471.7
Depreciation and amortization	41.2	37.0	116.3	108.7

Income from operations	79.6	74.9	241.0	226.1

Interest expense	(14.1)	(7.8)	(40.8)	(14.3)
Other income, net	5.7	8.5	20.6	18.6
Equity in earnings of unconsolidated affiliates	5.8	4.4	16.5	7.8

Income before income taxes	77.0	80.0	237.3	238.2
Income taxes	24.5	27.1	81.4	80.9

Net income	$52.5	$52.9	$155.9	$157.3

Average common shares outstanding	83.9	115.7	84.1	117.9
Diluted shares outstanding	86.1	117.3	86.4	119.2

Basic earnings per share	$0.63	$0.46	$1.85	$1.33
Diluted earnings per share	$0.61	$0.45	$1.80	$1.32

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows — operating activities:
Net income	$155.9	$157.3

Depreciation and amortization	116.3	108.7
Equity in earnings of unconsolidated affiliates	(16.5)	(7.8)
Net realized gain on investments	(9.3)	(5.5)
Deferred taxes	24.3	2.9
Changes in accounts receivable	(3.9)	42.2
Changes in other current assets	2.2	(3.3)
Changes in transfer agency investments	(213.2)	14.4
Changes in transfer agency deposits	213.2	(14.4)
Changes in accounts payable and accrued liabilities	3.0	(2.2)
Changes in deferred revenues and gains	(26.4)	5.2
Changes in accrued compensation and benefits	16.6	4.6
Other, net	1.6	(7.1)
Total adjustments to net income	107.9	137.7
Net	263.8	295.0

Cash flows — investing activities:
Proceeds from sale of investments	31.9	54.6
Investments and advances to unconsolidated affiliates	(21.1)	(6.4)
Investments in securities	(30.4)	(14.9)
Capital expenditures	(136.7)	(225.4)
Contingent payment for purchase of EquiServe	(25.6)
Other, net	8.9	(1.3)
Net	(173.0)	(193.4)

Cash flows — financing activities:
Proceeds from issuance of common stock	31.8	4.4
Principal payments on long-term debt	(62.7)	(55.6)
Net proceeds from convertible debentures		819.0
Net increase (decrease) in revolving credit facilities and notes payable	15.9	(223.4)
Common stock repurchased	(74.3)	(142.6)
Net	(89.3)	401.8

Net increase in cash and cash equivalents	1.5	503.4
Cash and cash equivalents at beginning of period	102.4	92.3

Cash and cash equivalents at end of period	$103.9	$595.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year 2004.

2.  Agreement to Sell EquiServe

The Company announced on October 20, 2004 that it has signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, DST’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”).

Upon closing, DST will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock.  The CPU common stock to be received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and had an approximate value of U.S. $91 million on October 19, 2004.

Under terms of the agreement, DST will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services and E-Proxy services.  The transaction, which has been approved by the board of directors of both companies, is expected to close in the first quarter of 2005, subject to regulatory approvals.

The following table reflects EquiServe revenues (in millions) recorded by DST:

	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2004	2003	2002

Operating Revenues	$174.9	$229.3	$264.3
OOP Reimbursements	55.3	70.7	89.5

Total Revenues	$230.2	$300.0	$353.8

3.  Investments

Investments are as follows (in millions):

	2004 Ownership Percentage	Carrying Value
		September 30, 2004	December 31, 2003
Available-for-sale securities:
State Street Corporation	4%	$546.3	$666.2
Computer Sciences Corporation	5%	406.6	381.8
Euronet Worldwide, Inc.	6%	35.3	34.0
Transfer agency investments		149.7
Other available-for-sale securities		105.4	97.6
		1,243.3	1,179.6
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	90.4	79.1
International Financial Data Services, U.K.	50%	15.9	9.2
International Financial Data Services, Canada	50%	19.2	16.9
Unconsolidated Real Estate Affiliates		81.1	77.7
Other unconsolidated affiliates		39.2	36.5
		245.8	219.4
Other:
Trading securities		24.7	23.1
Held-to-maturity		8.7	10.4
		33.4	33.5
Total investments		$1,522.5	$1,432.5

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30, 2004	December 31, 2003
Cost	$712.5	$551.8
Gross unrealized gains	532.0	628.4
Gross unrealized losses	(1.2)	(0.6)
Market value	$1,243.3	$1,179.6

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  In the first quarter of 2004, the Company initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $276.8 million and $63.4 million of transfer agency investments and deposits at September 30, 2004 and December 31, 2003, respectively.  The Company will continue to evaluate implementation of this service for the remainder of its corporate securities processing transfer agency accounts, and estimates that the amount of transfer agency investments and deposits may increase by approximately $400 million upon full implementation.  Related to this service, the Company may periodically purchase bonds issued by the US government or US government agencies with maturities of 1-5 years.  Depending on differences between the current market interest rates and the coupon rates on the bonds, the bonds may be purchased at a discount or premium to the bond’s face value.

Certain information related to the Company’s transfer agency investments is as follows (in millions):

	September 30, 2004	December 31, 2003

Current transfer agency investments	$127.1	$63.4

Available-for-sale securities:
Cost	149.5
Gross unrealized gains	0.2
Non-current transfer agency investments	149.7
Market value	$276.8	$63.4

The Company recognized $0.3 million and $1.6 million of investment impairments for the three and nine months ended September 30, 2004, respectively, and $0.3 million and $6.1 million for the three and nine months ended September 30, 2003, respectively.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at September 30, 2004 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Common Stock	$19.6	$1.2	$	$19.6	$	$1.2

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Boston Financial Data Services, Inc.	$3.3	$2.9	$11.4	$7.1
International Financial Data Services, U.K.	1.4	0.3	3.7	(1.9)
International Financial Data Services, Canada	1.0	0.9	2.2	1.2
Other	0.1	0.3	(0.8)	1.4
	$5.8	$4.4	$16.5	$7.8

4.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$136.0	$18.7	$136.0	$13.0
Other	0.2	0.1	0.3	0.1
Total	$136.2	$18.8	$136.3	$13.1

Amortization of intangible assets for the three and nine months ended September 30, 2004, was $2.1 million and $6.3 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2003, was $1.9 million and $5.7 million, respectively.  Annual amortization amounts for intangible assets recorded as of September 2004 are estimated at $6.9 million for each of the years 2004, 2005, 2006, 2007 and $6.8 million for 2008.  Substantially all of the intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2004, by Segment (in millions):

	December 31, 2003	Acquisitions	Other	September 30, 2004
Financial Services	$247.3	$25.6	$0.1	$273.0
Output Solutions	9.1			9.1
Customer Management	5.4			5.4
Total	$261.8	$25.6	$0.1	$287.5

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004.  lock\line revenues for 2003 did not exceed targeted levels necessary to result in additional consideration.  lock\line revenues for 2004 are currently estimated to exceed the targeted levels, which would require the Company to pay additional consideration.  Goodwill will be increased by the amount of additional consideration paid.

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

5.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$52.5	$52.9	$155.9	$157.3

Average common shares outstanding	83.9	115.7	84.1	117.9
Incremental shares from assumed conversions of stock options and forward purchase agreements	2.2	1.6	2.3	1.3

Diluted potential common shares	86.1	117.3	86.4	119.2

Basic earnings per share	$0.63	$0.46	$1.85	$1.33
Diluted earnings per share	$0.61	$0.45	$1.80	$1.32

Shares underlying options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 4.2 million and 6.7 million for the three months ended September 30, 2004 and 2003, respectively, and 4.2 million and 7.3 million for the nine months ended September 30, 2004 and 2003, respectively.  In August 2003, the Company issued convertible senior debentures that, if converted in the future, would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  Since a cash settlement is assumed for the principal and accrued and unpaid interest and an issuance of common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, the impact has been excluded from earnings per share.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following

(in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$52.5	$52.9	$155.9	$157.3
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(90.4)	69.7	(98.7)	122.8
Less reclassification adjustments for net gains (losses) included in net income	(0.5)	(3.5)	(8.1)	(2.4)
Foreign currency translation adjustments	(0.1)	4.7	4.5	7.3
Deferred income taxes	35.2	(25.8)	41.3	(47.0)
Other comprehensive income (loss)	(55.8)	45.1	(61.0)	80.7
Comprehensive income	$(3.3)	$98.0	$94.9	$238.0

Stock repurchases.  On October 19, 2004, DST’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In the third quarter of 2004, 0.6 million shares were purchased for an average price of $45.45 per share.  At September 30, 2004, the Company had purchased 1.5 million shares at an average price of $45.85 per share since the program commenced.  As of October 19, 2004 the Company had approximately 10.0 million shares remaining to be purchased under this program.

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

The Company applies APBO No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2004	2003	2004	2003

Net income (millions):	As reported	$52.5	$52.9	$155.9	$157.3

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4.0)	(7.3)	(14.0)	(24.8)

Net Income	Pro forma	$48.5	$45.6	$141.9	$132.5

Basic earnings per share:	As reported	$0.63	$0.46	$1.85	$1.33
	Pro forma	$0.58	$0.39	$1.69	$1.12

Diluted earnings per share:	As reported	$0.61	$0.45	$1.80	$1.32
	Pro forma	$0.57	$0.39	$1.67	$1.11

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

On October 29, 2004 the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the Stock Option and Performance Award Plan.  For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation.  The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of pending changes in the accounting rules applicable to stock options.

The Company estimates that the impact on amortized compensation expense attributable to the grant for each year covered by the grant based upon the average of the high and low trading prices for the Company’s shares on October 28, 2004 will be approximately $4.3 million in 2004, $25.5 million for the years 2005 through 2008 and $21.3 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

6.  Commitments and Contingencies

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture will develop approximately 1.1 million square feet of office space that will be leased to an unrelated third party.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners (totaling approximately $22 million at September 30, 2004).  The real estate joint venture partners have committed aggregate additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $29 million of the letters of credit.  At September 30, 2004, there were no outstanding borrowings against the letters of credit.

The Company has entered into an agreement to guarantee 50% of a $0.9 million construction loan of a 50% owned joint venture.  The construction loan expires in June 2005.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.  The mortgage loan expires in February 2005.

The Company has entered into an agreement to guarantee on a joint and several basis, up to $10.0 million of a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60 million loan expires on December 31, 2005.  At September 30, 2004, total borrowings on the loan were $18.2 million.

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

FIN 45

In addition to the guarantees mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under customer service agreements entered into by the joint ventures.  The amount of such obligations is not stated in the agreements.  Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows:  (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer subject to certain limitations, due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made, or due to any breach of the representations, warranties, agreements or covenants contained in the agreement.

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

At September 30, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.5 million at September 30, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company has finalized analyses of its real estate joint ventures and determined that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.  The Company did not enter into any new real estate joint ventures during the second and third quarters of 2004.

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

7.  Recently Issued Accounting Standards

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

The debentures are contingently convertible into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the closing price of the Company’s common stock, for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price ($58.90 per share).

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

The second proposed standard involves an amendment to SFAS 128, “Earnings per Share.”  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible bond.  The proposed amendment will remove the ability of a company to overcome the presumption that the convertible securities will be satisfied by full conversion into shares of common stock.  Accordingly, the Company’s intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to become effective in the fourth quarter of 2004, and would require retroactive restatement of a company’s diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share, the Company will need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares.  Under this method, diluted earnings per share would have been $0.57 and $1.68 for the three and nine months ended September 30, 2004. Diluted earnings per share would have been $2.69 for the year ended December 31, 2003 as compared to the reported amount of $2.77.

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004, and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-

based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  DST discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

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

Information concerning total assets by reporting Segment is as follows (in millions):

	September 30, 2004	December 31, 2003

Financial Services	$2,445.9	$2,175.9
Output Solutions	335.4	313.7
Customer Management	128.2	132.0
Investments and Other	1,298.0	1,393.6
Eliminations	(813.5)	(816.6)
	$3,394.0	$3,198.6

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

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2004
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$279.3	$95.4	$49.1	$3.1	$	$426.9
Intersegment operating revenues	2.2	13.1		14.0	(29.3)
Out-of-pocket reimbursements	38.9	141.1	13.4	0.1	(20.9)	172.6
	320.4	249.6	62.5	17.2	(50.2)	599.5

Costs and expenses	229.8	238.6	51.0	9.5	(50.2)	478.7
Depreciation and amortization	28.3	6.5	2.2	4.2		41.2

Income from operations	62.3	4.5	9.3	3.5		79.6
Other income, net	2.4			3.3		5.7
Equity in earnings of unconsolidated affiliates	5.5			0.3		5.8

Income before interest and income taxes	$70.2	$4.5	$9.3	$7.1	$	$91.1

	Three Months Ended September 30, 2003
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$251.9	$115.6	$45.8	$0.5	$	$413.8
Intersegment operating revenues	2.6	11.5		14.6	(28.7)
Out-of-pocket reimbursements	26.0	134.7	14.8	0.1	(19.7)	155.9
	280.5	261.8	60.6	15.2	(48.4)	569.7

Costs and expenses	191.5	255.5	50.5	8.7	(48.4)	457.8
Depreciation and amortization	23.6	8.8	1.5	3.1		37.0

Income from operations	65.4	(2.5)	8.6	3.4		74.9
Other income, net	2.1			6.4		8.5
Equity in earnings of unconsolidated affiliates	4.4					4.4

Income before interest and income taxes	$71.9	$(2.5)	$8.6	$9.8	$	$87.8

	Nine Months Ended September 30, 2004
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$826.2	$300.9	$145.7	$9.6	$	$1,282.4
Intersegment operating revenues	6.9	39.1		39.2	(85.2)
Out-of-pocket reimbursements	115.7	426.0	40.9	0.3	(63.0)	519.9
	948.8	766.0	186.6	49.1	(148.2)	1,802.3

Costs and expenses	683.8	727.6	154.5	27.3	(148.2)	1,445.0
Depreciation and amortization	79.9	20.7	4.9	10.8		116.3

Income from operations	185.1	17.7	27.2	11.0		241.0
Other income, net	7.9			12.7		20.6
Equity in earnings (losses) of unconsolidated affiliates	17.6			(1.1)		16.5

Income before interest and income taxes	$210.6	$17.7	$27.2	$22.6	$	$278.1

	Nine Months Ended September 30, 2003
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$763.8	$368.7	$135.7	$8.3	$	$1,276.5
Intersegment operating revenues	8.1	37.4		36.3	(81.8)
Out-of-pocket reimbursements	102.5	448.6	46.9	0.3	(68.3)	530.0
	874.4	854.7	182.6	44.9	(150.1)	1,806.5

Costs and expenses	625.3	815.6	153.6	27.3	(150.1)	1,471.7
Depreciation and amortization	68.3	26.4	4.8	9.2		108.7

Income from operations	180.8	12.7	24.2	8.4		226.1
Other income, net	4.9	4.5		9.2		18.6
Equity in earnings of unconsolidated affiliates	7.4			0.4		7.8

Income before interest and income taxes	$193.1	$17.2	$24.2	$18.0	$	$252.5

The consolidated total income before interest and income taxes as shown in the segment reporting information above less interest expense of $14.1 million and $40.8 million for the three and nine months ended September 30, 2004, respectively, and $7.8 million and $14.3 million for the three and nine months ended September 30, 2003, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Operating revenues
Financial Services	$281.5	$254.5	$833.1	$771.9
Output Solutions	108.5	127.1	340.0	406.1
Customer Management	49.1	45.8	145.7	135.7
Investments and Other	17.1	15.1	48.8	44.6
Eliminations	(29.3)	(28.7)	(85.2)	(81.8)
	$426.9	$413.8	$1,282.4	$1,276.5
% change from prior year period	3.2%		0.5%
Out-of-pocket reimbursements
Financial Services	$38.9	$26.0	$115.7	$102.5
Output Solutions	141.1	134.7	426.0	448.6
Customer Management	13.4	14.8	40.9	46.9
Investments and Other	0.1	0.1	0.3	0.3
Eliminations	(20.9)	(19.7)	(63.0)	(68.3)
	$172.6	$155.9	$519.9	$530.0
% change from prior year period	10.7%		(1.9)%

Total revenues	$599.5	$569.7	$1,802.3	$1,806.5
% change from prior year period	5.2%		(0.2)%

Income (loss) from operations
Financial Services	$62.3	$65.4	$185.1	$180.8
Output Solutions	4.5	(2.5)	17.7	12.7
Customer Management	9.3	8.6	27.2	24.2
Investments and Other	3.5	3.4	11.0	8.4
	79.6	74.9	241.0	226.1

Interest expense	(14.1)	(7.8)	(40.8)	(14.3)
Other income, net	5.7	8.5	20.6	18.6
Equity in earnings of unconsolidated affiliates, net of income taxes	5.8	4.4	16.5	7.8
Income before income taxes	77.0	80.0	237.3	238.2
Provision for income taxes	24.5	27.1	81.4	80.9
Net income	$52.5	$52.9	$155.9	$157.3

Basic earnings per share	$0.63	$0.46	$1.85	$1.33
Diluted earnings per share	$0.61	$0.45	$1.80	$1.32

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2004, increased $29.8 million or 5.2% and decreased $4.2 million or 0.2%, respectively, over the same periods in 2003.  Consolidated operating revenues for the three and nine months ended September 30, 2004, increased $13.1 million or 3.2% over the prior year quarter and $5.9 million or 0.5% over the prior year nine month period.  U.S. operating revenues for the three and nine months ended September 30, 2004, were $382.6 million and $1,137.1 million, respectively, an increase of 3.0% and a decrease of 1.5%, respectively, over the same periods in 2003.  International operating revenues for the three and nine months ended September 30, 2004, were $44.3 million and $145.3 million, respectively, an increase of 4.2% and 18.7% over the same periods in 2003.

Financial Services Segment total revenues for the three and nine months ended September 30, 2004, increased $39.9 million or 14.2% and $74.4 million or 8.5%, respectively, over the same periods in 2003.  Financial Services operating revenues for the three and nine months ended September 30, 2004, increased $27.0 million or 10.6% and $61.2 million or 7.9%, respectively, over the same periods in 2003.  U.S. Financial Services Segment operating revenues for the three and nine months ended September 30, 2004, increased $24.3 million or 10.6% and $41.7 million or 6.0%, respectively, over the same periods in 2003.  The increase in U.S. Financial Services Segment operating revenues for the three months ended September 30, 2004, resulted primarily from higher EquiServe corporate action servicing revenues of $11.7 million, higher U.S. mutual fund servicing revenues of $8.0 million and higher lock\line related revenues from increases in supported customers and expanded service offerings of $10.2 million.  The increase in U.S. Financial Services Segment operating revenues for the nine months ended September 30, 2004, resulted primarily from higher U.S. mutual fund servicing revenues of $23.0 million and higher lock\line related revenues from increases in supported customers and expanded service offerings of $21.6 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 91.0 million at September 30, 2004, an increase of 3.1 million or 3.5% from the 87.9 million serviced at December 31, 2003, and an increase of 4.1 million or 4.7% from the 86.9 million serviced at September 30, 2003.  Financial Services Segment international operating revenues for the three and nine months ended September 30, 2004, were $28.7 million and $95.1 million, respectively, an increase of $2.7 million or 10.4% and $19.5 million or 25.8%, respectively, over the same periods in 2003.  The increase for the three months ended September 30, 2004 compared to the same period in the prior year is primarily from an increase in the value of the British pound versus the U.S. dollar.  The increase for the nine months ended September 30, 2004 compared to the same period in the prior year is a result of increased license fee revenues and an increase in the value of the British pound versus the U.S. dollar.

Output Solutions Segment total revenues for the three and nine months ended September 30, 2004, decreased $12.2 million or 4.7% and $88.7 million or 10.4%, respectively, over the same periods in 2003.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2004 decreased $18.6 million or 14.6% and $66.1 million or 16.3%, respectively, over the same periods in 2003.  The operating revenue decline resulted principally from the absence of DST Output Marketing Services, Inc. (“OMS”) revenues as a result of the exchange transaction with Janus Capital Group Inc. (“Janus Exchange”) ($20.8 million of OMS revenues were recorded in the third quarter of 2003 and $54.1 million of OMS revenues were recorded for the first nine months of 2003) and lower revenues from the loss of a telecommunications client.  These operating revenue decreases were partially offset by increased revenues of $3.5 million and $1.0 million in the banking and transportation industries, respectively for the three months ended September 30, 2004 compared to the same period last year, and increased revenues of $7.7 million in the transportation industry for the nine months ended September 30, 2004 compared to the same period last year.  Output Solutions Segment images produced for the three and nine months ended September 30, 2004, decreased 4.3% to 2.2 billion and 5.9% to 6.4 billion, respectively, and items mailed decreased 3.8% to 401 million and 4.4% to 1,225 million, respectively, compared to the same periods in 2003.

Customer Management Segment total revenues for the three and nine months ended September 30, 2004 increased $1.9 million or 3.1% and $4.0 million or 2.2%, respectively, over the same periods in 2003.  Customer Management Segment operating revenues for the three and nine months ended September 30, 2004 increased $3.3 million or 7.2% and $10.0 million or 7.4%, respectively, over the same periods in 2003.  The increase for the quarter ended September 30, 2004 was a result of an increase in processing and software service revenues of $2.7 million primarily from higher software development revenues and a $0.6 million increase in equipment sales compared to third quarter 2003.  The increase for the nine months ended September 30, 2004 was primarily a result of an increase in processing and software service revenues of $5.6 million primarily from higher software development revenues and a $4.4 million increase in equipment sales compared to the same period in 2003.

Investments and Other Segment total revenues increased $2.0 million or 13.2% and $4.2 million or 9.4% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  Investments and Other Segment operating revenues increased $2.0 million or 13.2% and $4.2 million or 9.4% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The increase was primarily from increased real estate leasing activity.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2004 was $79.6 million and $241.0 million, an increase of $4.7 million or 6.3% and $14.9 million or 6.6%, respectively, over the same periods in 2003.

Financial Services Segment income from operations for the three and nine months ended September 30, 2004 was $62.3 million and $185.1 million, a decrease of $3.1 million or 4.7% and an increase of $4.3 million or 2.4%, respectively, over the same periods in 2003.  Income from operations for the three months ended September 30, 2004 decreased due to an increase in costs and expenses of $38.3 million or 20.0% compared to the prior year quarter, primarily from increased personnel costs of $17.9 million to support new product development and increased lock\line related revenues, increased OOP expenses of $13.0 million resulting from higher OOP revenues and increased occupancy costs of $3.7 million which included a charge of $1.7 million for early termination of a lease, partially offset by an increase in total revenues of $39.9 million.  In addition, depreciation and amortization increased $4.7 million, primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003. Income from operations for the nine months ended September 30, 2004 increased as higher total revenues of $74.4 million were partially offset by an increase in costs and expenses of $58.5 million or 9.4% compared to the prior year period, primarily from increased personnel costs of $33.7 million to support new product development and increased lock\line related revenues, increased OOP expenses of $13.3 million resulting from higher OOP revenues and increased occupancy costs of $5.8 million which included a charge of $1.7 million for early termination of a lease.  In addition, depreciation and amortization increased $11.6 million, primarily attributable to depreciation of capital costs for DST’s recovery data center.

Output Solutions Segment income from operations for the three and nine months ended September 30, 2004, was $4.5 million and $17.7 million, respectively, an increase of $7.0 million from the loss from operations of $2.5 million recorded for the same three month period in 2003 and an increase of $5.0 million or 39.4% over the same nine month period in 2003.  The increase for the three months ended September 30, 2004 compared to the same period in the prior year related to an increase of operating revenues of $2.2 million, excluding OMS revenue in 2003, and lower costs and expenses.  Costs and expenses decreased $16.9 million or 6.6% from the third quarter 2003, reflecting the absence of OMS costs and expenses of $24.5 million, cost containment activities and lower OOP expenses.  Depreciation and amortization for the three and nine months ended September 30, 2004 decreased $2.3 million and $5.7 million, respectively, compared to the prior year periods, reflecting the exclusion of OMS and lower capital expenditures.  The increase in income from operations for the nine months ended September 30, 2004 compared to the same period in the prior year related primarily to lower costs and expenses.  Costs and expenses decreased $88.0 million or 10.8% from the same period in 2003, reflecting the absence of OMS costs and expenses of $64.7 million and cost containment activities.

Customer Management Segment income from operations totaled $9.3 million and $27.2 million for the three and nine months ended September 30, 2004, an increase of $0.7 million or 8.1% and $3.0 million or 12.4%, respectively, over the same periods in 2003.  Costs and expenses increased 1.0% and 0.6% respectively, for the three and nine month periods ending September 30, 2004 compared to the same periods in 2003.  Depreciation and amortization increased $0.7 million compared to the prior year quarter, primarily from the initial amortization of capitalized software for the first operational components of Collabrent (formerly Concorde).

Investments and Other Segment income from operations for the three and nine months ended September 30, 2004, increased $0.1 million or 2.9% and $2.6 million or 31.0%, respectively, over the same periods in 2003.  The increase is primarily due to increased real estate leasing activity.

Interest expense

Interest expense was $14.1 million for the quarter ended September 30, 2004 compared to $7.8 million in the prior year quarter, principally from increased interest expense of $9.1 million associated with the $840 million of convertible debentures issued in August 2003.

Interest expense was $40.8 million for the nine months ended September 30, 2004 compared to $14.3 million in the prior year period, principally from increased interest expense of $27.4 million associated with the $840 million of convertible debentures issued in August 2003.  Average debt balances were higher in 2004 compared to 2003, primarily as a result of the convertible debentures and higher borrowings on the syndicated line of credit facility primarily to finance the Janus Exchange.

Other income, net

Other income was $5.7 million for the quarter ended September 30, 2004 compared to $8.5 million recorded in the prior year quarter.  Third quarter 2004 results include $4.5 million primarily related to interest and dividend income and $0.5 million primarily in net gains on securities.  Third quarter 2003 results include $4.2 million primarily related to interest and dividend income and $3.5 million primarily in net gains on securities.

Other income was $20.6 million for the nine months ended September 30, 2004 compared to $18.6 million for the prior year period.  Year to date 2004 results include $12.3 million primarily related to interest and dividend income and $6.2 million primarily related to net gains on securities.  Year to date 2003 results include $10.8 million primarily related to interest and dividend income and $5.5 million primarily related to net gains on securities.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

BFDS	$3.3	$2.9	$11.4	$7.1
IFDS U.K.	1.4	0.3	3.7	(1.9)
IFDS Canada	1.0	0.9	2.2	1.2
Other	0.1	0.3	(0.8)	1.4
	$5.8	$4.4	$16.5	$7.8

Equity in earnings of unconsolidated affiliates totaled $5.8 million and $16.5 million, respectively, for the three and nine months ended September 30, 2004, as compared to $4.4 million and $7.8 million, respectively, for the three and nine months ended September 30, 2003.  Boston Financial Data Services (“BFDS”) earnings increased $0.4 million and $4.3 million, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003, primarily from higher revenues from client additions, partially offset by increased costs from higher levels of accounts serviced.  On July 1, 2004, BFDS began performing transfer agency services for a client which was previously a remote client of DST.  This change did not result in an increase in DST’s mutual fund shareowner accounts processed.  International Financial Data Services (U.K.) Limited (“IFDS U.K.”) results increased $1.1 million and $5.6 million, respectively, for the three and nine months ended September 30, 2004, compared to the same periods in 2003, primarily due to higher levels of accounts serviced and the favorable finalization of certain leasehold obligations originally established at the time of property abandonment.  Accounts serviced by IFDS U.K. were 4.7 million at September 30, 2004, a decrease of 0.1 million or 2.2% from year end 2003 levels and an increase of 0.8 million or 20.5% over September 30, 2003 levels, due primarily to new client conversions for the nine month period ending September 30, 2004.  An additional 750,000 accounts are scheduled to convert during the fourth quarter of 2004.  Accounts serviced by International Financial Data Services (Canada) Limited (“IFDS Canada”) were 3.0 million at September 30, 2004, an increase of 0.2 million or 11.1% from year end 2003 levels, and a decrease of 0.5 million or 14.3% from September 30, 2003 levels.  The reduction in year to date earnings from Other unconsolidated affiliates is principally related to pre-operating costs associated with the formation of a real estate joint venture.

Income taxes

The Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  The Company’s effective tax rate was 31.8% for the quarter and 34.3% for the nine months ended September 30, 2004, compared to 34.0% for the quarter and nine months ended September 30, 2003.   The Company estimates its effective tax rate will be 34.3% for the year ending December 31, 2004, and, on this basis, has provided income taxes at this rate for the three and nine months ended September 30, 2004, which compares with 34.0% for the three and nine months ended September 30, 2003.  The reduction in the year to date tax rate from 35.5% to 34.3% is primarily the result of certain real estate related tax credits being finalized.  Excluding the effect of the real estate related tax credits, the Company believes its tax rate for the full year 2004 would be approximately 35%.  The 2004 and 2003 tax rates were affected by tax aspects of certain international operations and state tax income apportionment rules.  The 2003 income tax rate was lower than the 2004 anticipated rate primarily as a result of real estate related tax credits realized in 2003.  The full year 2004 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2004, increased 14.2% and 8.5%, respectively, over the same periods in 2003 to $320.4 million and $948.8 million, respectively.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2004 were $281.5 million and $833.1 million, respectively, an increase of $27.0 million or 10.6% and $61.2 million or 7.9%, respectively, over the same periods in 2003.  U.S. Financial Services Segment operating revenue increased 10.6% to $252.8 million and 6.0% to $738.0 million, respectively, for the three and nine months ended September 30, 2004.  The increase in U.S. Financial Services Segment operating revenues for the quarter ended September 30, 2004, resulted primarily from higher EquiServe corporate action servicing revenues of $11.7 million, higher U.S. mutual fund servicing revenues of $8.0 million and higher lock\line related revenues from increases in supported customers and expanded service offerings of $10.2 million.  The increase in U.S. Financial Services Segment operating revenues for the nine months ended September 30, 2004 resulted primarily from higher U.S. mutual fund servicing revenues of $23.0 million and higher lock\line related revenues from increases in supported customers and expanded service offerings of $21.6 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 4.7% from 86.9 million at September 30, 2003 to 91.0 million at September 30, 2004.  Financial Services Segment operating revenues from international operations for the three and nine months ended September 30, 2004 increased 10.4% to $28.7 million and 25.8% to $95.1 million, respectively, over the same periods in 2003.  The increase for the three months ended September 30, 2004 compared to the same period in the prior year is primarily from an increase in the value of the British pound versus the U.S. dollar.  The increase for the nine months ended September 30, 2004 compared to same period in the prior year is a result of increased license fee revenues and an increase in the value of the British pound versus the U.S. dollar.

During the third quarter of 2004, DST obtained commitments from two additional prospective clients with a total of 1.1 million shareowner accounts and 200,000 401(k) plan participants.  The Company currently has commitments from a total of four clients with a combined total of 6.6 million shareowner accounts and 200,000 401(k) plan participants.  It is expected that the conversion schedule will be such that significant revenues from these conversions will not be recognized until the second quarter of 2005.  The Company is also pursuing a number of potential new clients for mutual fund processing services.

Costs and expenses

Segment costs and expenses for the three and nine months ended September 30, 2004 increased 20.0% to $229.8 million and 9.4% to $683.8 million, respectively, over the same periods in 2003.  Personnel costs for the three and nine months ended September 30, 2004 increased $17.9 million or 14.0% and $33.7 million or 8.3%, respectively, over the same periods in 2003, primarily to support new product development and increased lock\line related revenues.  OOP expenses increased $13.0 million and $13.3 million for the three and nine months ended September 30, 2004, respectively, resulting from higher OOP revenues.  Occupancy costs increased $3.7 million and $5.8 million for the three and nine months ended September 30, 2004, respectively, and a charge of $1.7 million was taken during the third quarter of 2004 for early termination of a lease.

Segment costs and expenses continue to include costs associated with the development of Fairway, the Company’s new securities transfer system, and Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”), the Company’s Wealth Management and Advisor products.  Client accounts are currently being converted to the Fairway system from older systems and there are certain costs involved in these conversions.  The Company will continue to incur development and conversion costs related to MAP and OpenPFA.

Depreciation and amortization

Segment depreciation and amortization increased 19.9% or $4.7 million and 17.0% or $11.6 million, respectively, for the three and nine months ended September 30, 2004 over the same periods in 2003, primarily attributable to depreciation of capital costs for DST’s recovery data center, which became operational during the fourth quarter of 2003.

The Segment also continues to incur amortization for capitalized costs related to the new Fairway system.  As additional work is completed and more costs are capitalized, depreciation will increase as it relates to Fairway.  The Company has assigned a 10 year life to Fairway for amortization purposes.

Income from operations

Segment income from operations for the three and nine months ended September 30, 2004 decreased 4.7% to $62.3 million and increased 2.4% to $185.1 million, respectively, over the same periods in 2003.  The decrease for the three month period ended September 30, 2004 compared to the same period in 2003 resulted primarily from increased costs and expenses and increased depreciation and amortization expense, partially offset by higher EquiServe corporate action servicing revenues, higher mutual fund servicing revenues and higher lock\line related revenues from increases in supported customers and expanded service offerings.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2004 decreased 4.7% to $249.6 million and 10.4% to $766.0 million, respectively, compared to the same periods in 2003.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2004 decreased 14.6% to $108.5 million and 16.3% to $340.0 million, respectively, compared to the same periods in 2003.  The operating revenue decline for the three and nine months ended September 30, 2004 resulted principally from the absence of OMS revenues as a result of the Janus Exchange ($20.8 million and $54.1 million, respectively, of OMS revenues were recorded over the same periods in 2003) and lower revenues from the loss of a telecommunications client.  These operating revenue decreases were partially offset by increased revenues of $3.5 million and $1.0 million in the banking and transportation industries, respectively, for the three months ended September 30, 2004 compared to the same period last year, and increased revenues of $7.7 million in the transportation industry for the nine months ended

September 30, 2004 compared to the same period last year.

Costs and expenses

Segment costs and expenses for the three and nine months ended September 30, 2004 decreased 6.6% to $238.6 million and 10.8% to $727.6 million, respectively, over the same periods in 2003.  The decline resulted from the absence of OMS costs and expenses of $24.5 million and $64.7 million for the three and nine month periods ending September 30, 2004, respectively, over the same periods in 2003 as well as lower costs due to cost containment activities and lower OOP expenses.  For the three and nine months ended September 30, 2003, Segment results include $0.9 million and $2.4 million, respectively, of costs associated with previously announced facility and other consolidations.  Personnel costs for the three and nine months ended September 30, 2004 decreased 16.8% and 14.6%, respectively, over the same periods in 2003 primarily due to facility consolidations and other cost containment activities.

Depreciation and amortization

Segment depreciation and amortization decreased 26.1% to $6.5 million and 21.6% to $20.7 million for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003, primarily from the exclusion of OMS depreciation and amortization of $0.9 million and $2.5 million, respectively, and from lower capital expenditures.

Income from operations

Segment income from operations for the three and nine months ended September 30, 2004 increased from a net loss of $2.5 million to net income of $4.5 million and increased $5.0 million to net income of $17.7 million, respectively, over the same periods in 2003.  The increases related primarily to lower costs and expenses.  Segment results for the three and nine months ended September 30, 2003 include $0.9 million and $2.4 million, respectively, of costs associated with previously announced facility and other consolidations.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment total revenues for the three and nine months ended September 30, 2004 increased 3.1% to $62.5 million and 2.2% to $186.6 million, respectively, as compared to the same periods in 2003.  Customer Management Segment operating revenues for the three and nine months ended September 30, 2004 were $49.1 million, an increase of $3.3 million or 7.2%, and $145.7 million, an increase of $10.0 million or 7.4%, respectively, over the same periods in 2003.  Processing and software service revenues increased $2.7 million to $47.9 million and $5.6 million to $139.0 million, respectively, for the three and nine months ended September 30, 2004 from $45.2 million and $133.4 million, respectively, for the three and nine months ended September 30, 2003.  Processing and software service revenues increased primarily from higher software development revenues.  Equipment sales increased to $1.2 million and $6.7 million, respectively, for the three and nine months ended September 30, 2004 from $0.6 million and $2.3 million, respectively, for the three and nine months ended September 30, 2003.  Total cable and satellite subscribers serviced were 37.2 million at September 30, 2004, a decrease of 5.3% compared to year end 2003 levels, principally from a net decrease in international cable subscribers serviced.

Costs and expenses

Segment costs and expenses for the three and nine months ended September 30, 2004, increased $0.5 million or 1.0% and $0.9 million or 0.6%, respectively, compared to the same periods in 2003, primarily attributable to increased personnel costs offset by cost containment efforts.

Segment costs and expenses continue to include costs associated with the development of Collabrent, the Company’s new billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over Internet Protocol telephony markets.  Subscriber accounts are expected to begin conversion to the new Collabrent system in the future and the Company expects to incur additional costs on these conversions.  Development and conversion costs are expected to continue at the current rate until the majority of subscriber accounts are converted onto Collabrent, however the amount that qualifies for capitalization of internally developed software costs will decrease.

Depreciation and amortization

Segment depreciation and amortization for the three and nine months ended September 30, 2004 increased $0.7 million to $2.2 million and $0.1 million to $4.9 million, respectively, compared to the same periods in 2003, primarily from lower capital expenditures.

The first components of Collabrent were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time.  The Company has assigned a 7 year life to Collabrent for amortization purposes.

Income from operations

Customer Management Segment income from operations for the three and nine months ended September 30, 2004 increased $0.7 million to $9.3 million and $3.0 million to $27.2 million, respectively, compared to the same periods in 2003.  The increase is primarily attributable to higher operating revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $17.1 million and $48.8 million, respectively, for the three and nine months ended September 30, 2004, an increase of $2.0 million and $4.2 million, respectively, as compared to the same periods in 2003.  The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses

Segment costs and expenses increased $0.8 million to $9.5 million for the three months ended September 30, 2004 compared to the prior year quarter.  Segment costs and expenses for the nine months ended September 30, 2004 were $27.3 million, unchanged compared to the same period in 2003.

Depreciation and amortization

Segment depreciation and amortization increased $1.1 million to $4.2 million and $1.6 million to $10.8 million, respectively, for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.

Income from operations

Segment income from operations totaled $3.5 million and $11.0 million, respectively, for the three and nine months ended September 30, 2004, as compared to $3.4 million and $8.4 million, respectively, for the three and nine months ended September 30, 2003, primarily due to higher real estate revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operating activities totaled $263.8 million for the nine months ended September 30, 2004.  Operating cash flows primarily resulted from net income of $155.9 million, depreciation and amortization of $116.3 million, an increase in the deferred tax liability of $24.3 million and an increase in accrued compensation and benefits of $16.6 million partially offset by decreases in deferred revenues and gains of $26.4 million.

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  In the first quarter of 2004, the Company initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $276.8 million and $63.4 million of transfer agency investments and deposits at September 30, 2004 and December 31, 2003, respectively.  The Company will continue to evaluate implementation of this service for the remainder of its corporate securities processing transfer agency accounts, and estimates that the amount of transfer agency investments and deposits may increase by approximately $400 million upon full implementation.  Related to this service, the Company may periodically purchase bonds issued by the US government or US government agencies with maturities of 1-5 years.

Depending on differences between the current market interest rates and the coupon rates on the bonds, the bonds may be purchased at a discount or premium to the bond’s face value.

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage.  A significant number of contracts allow the Company to pre-bill and/or require deposits to allow pre-funding.

Cash flows used in investing activities totaled $173.0 million for the nine months ended September 30, 2004.  The Company expended $136.7 million during the nine months ended September 30, 2004 for capital additions, of which $96.0 million related to the Financial Services, Output Solutions and Customer Management Segments and $40.7 million related to the Investments and Other Segment, which primarily related to acquisitions of buildings and building improvements.  The Company had $30.4 million of investments in available-for-sale securities and expended $21.1 million for advances to affiliates and other investments.  During the nine months ended September 30, 2004, the Company received $29.0 million from the sale and maturities of investments in available-for-sale securities and $2.9 million primarily from the sale of other investments.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture will develop approximately 1.1 million square feet of office space that will be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners (totaling approximately $22 million at September 30, 2004).  The real estate joint venture partners have committed aggregate additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that expire beginning in 2007 through 2008.  The Company is responsible for $29 million of the letters of credit.  At September 30, 2004, there were no outstanding borrowings against the letters of credit.

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004.  lock\line revenues for 2003 did not exceed targeted levels necessary to result in additional consideration.  lock\line revenues for 2004 are currently estimated to exceed the targeted levels, which would require the Company to pay additional consideration.  Goodwill will be increased by the amount of additional consideration paid.

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

The Company announced on October 20, 2004 that it has signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, DST’s wholly owned subsidiary, EquiServe.  Upon closing, DST will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock.  The CPU common stock to be received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and had an approximate value of U.S. $91 million on October 19, 2004.  Under terms of the agreement, DST will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services and E-Proxy services.  The transaction, which has been approved by the board of directors of both companies, is expected to close in the first quarter of 2005, subject to regulatory approvals.  The Company recorded EquiServe operating revenues of $174.9 million and OOP reimbursements of $55.3 million for the nine months ended September 30, 2004.  For the years ended December 31, 2003 and 2002, the Company recorded EquiServe operating revenues of $229.3 million and $264.3 million, respectively, and OOP reimbursements of $70.7 million and $89.5 million, respectively.

DST expects to record a one-time after-tax gain of $30-$50 million associated with the transaction.  DST estimates that it will receive approximately $165 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock.  DST believes that the transaction will be slightly dilutive to diluted earnings per share.

Cash flows used in financing activities totaled $89.3 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, the Company repurchased $74.3 million of common stock.  The Company had payments of $62.7 million for the nine months ended September 30, 2004 on its long-term debt, which was partially comprised of the final purchase price installment for EquiServe.  Net borrowings totaled $15.9 million on the Company’s revolving credit facility, which brought the outstanding balance to $454.2 million at September 30, 2004.

The Company has approximately $87.5 million of scheduled debt payments due on or before September 30, 2005, however the Company has classified these amounts as long-term debt due to the Company’s ability and intent to refinance the debt under its existing line of credit agreements.

On October 19, 2004, DST’s Board of Directors authorized an additional 5.5 million share repurchase to the six million share repurchase plan authorized on February 26, 2004.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In the third quarter of 2004, 0.6 million shares were purchased for an average price of $45.45 per share.  At September 30, 2004, the Company had purchased 1.5 million shares at an average price of $45.85 per share since the program commenced.  As of October 19, 2004 the Company had approximately 10.0 million shares remaining to be purchased under this program.

On October 29, 2004 the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the Stock Option and Performance Award Plan.  For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation.  The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of pending changes in the accounting rules applicable to stock options.

The Company estimates that the impact on amortized compensation expense attributable to the grant for each year covered by the grant based upon the average of the high and low trading prices for the Company’s shares on October 28, 2004 will be approximately $4.3 million in 2004, $25.5 million for the years 2005 through 2008 and $21.3 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

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

FIN 45

The Company has guaranteed certain obligations of certain joint ventures under customer service agreements entered into by the joint ventures.  The amount of such obligations is not stated in the agreements.  Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows:  (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer subject to certain limitations, due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made, or due to any breach of the representations, warranties, agreements or covenants contained in the agreement.

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

At September 30, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.5 million at September 30, 2004) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company has finalized analyses of its real estate joint ventures and determined that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during the first quarter of 2004.  The Company has determined that these ventures are not variable interest entities.  The Company did not enter into any new real estate joint ventures during the second and third quarters of 2004.

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

OTHER

Comprehensive income (loss).  The Company’s comprehensive income (loss) totaled $(3.3) million and $98.0 million for the three and nine months ended September 30, 2004, respectively, compared to $94.9 million and $238.0 million for the comparable periods in 2003.  Comprehensive income (loss) consists of net income of $52.5 million and $155.9 million and other comprehensive (loss) of $(55.8) million and $(61.0) million for the three and nine months ended September 30, 2004, respectively, and net income of $52.9 million and $157.3 million and other comprehensive income of $45.1 million and $80.7 million for the three and nine months ended September 30, 2003, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments.  At September 30, 2004, the Company’s available-for-sale securities had unrealized losses of $1.2 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses recorded at September 30, 2004 are other than temporary.

The Company recognized investment impairments of $0.3 million and $1.6 million for the three and nine months ended September 30, 2004, respectively, and $0.3 million and $6.1 million for the three and nine months ended September 30, 2003, respectively, which the Company believed were other than temporary.  The impairments related primarily to investments available for sale in the Investment and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

The debentures are contingently convertible into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the closing price of the Company’s common stock, for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price ($58.90 per share).

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

The second proposed standard involves an amendment to SFAS 128, “Earnings per Share.”  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible bond.  The proposed amendment will remove the ability of a company to overcome the presumption that the convertible securities will be satisfied by full conversion into shares of common stock.  Accordingly, the Company’s intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts, would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to become effective in the fourth quarter of 2004, and would require retroactive restatement of a company’s diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share, the Company will need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares.  Under this method, diluted earnings per share would have been $0.57 and $1.68 for the three and nine months ended September 30, 2004. Diluted earnings per share would have been $2.69 for the year ended December 31, 2003 as compared to the reported amount of $2.77.

At a recent meeting, the FASB unanimously voted for proposed accounting standards relating to equity-based compensation to be effective for fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company).  An exposure draft was released in the first quarter of 2004 and the final standard is expected to be issued in 2004.  The accounting standard is expected to require all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods.  DST is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards.  DST discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

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

Development of Technology

The Company is implementing and enhancing (a) a new stock transfer system (“Fairway”) that will replace the existing systems used by its wholly-owned subsidiary EquiServe, Inc. to maintain corporate stock transfer records, (b) a new subscriber management system, Collabrent, that will replace the existing systems used by its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. to maintain cable and satellite TV subscriber records and (c) new proprietary systems for MAP and OpenPFA that are designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts.  Failure to successfully complete development and implementation of Fairway, Collabrent, MAP or OpenPFA, to successfully convert new or existing clients to such systems, or to successfully complete and implement various other current technology projects could have a material adverse effect on the financial condition and results of operations of the Company.

Impact of Technological and Market Changes

The Company’s clients use computer technology-based products and services in the complex and rapidly changing markets in which they operate.  The technology available to the Company’s clients, such as methods for the electronic dissemination of documents, is expanding.  The Company’s future success depends in part on its ability to continue to develop and adapt its technology, on a timely and cost effective basis, to meet clients’ needs and demands for the latest technology.  There can be no assurance that the Company will be able to respond adequately and in advance of its competitors to these technological demands or that more advanced technology, including technology for the electronic dissemination of documents, will not reduce or replace the need for certain of the Company’s products and services.

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

The Company significantly invests in available-for-sale equity securities of other companies.  The value of such securities depends on the market for such securities and on changes in the markets in which such other companies operate.  Any significant decline in the value of the Company’s equity investments could have a material adverse effect on the financial condition and results of operations of the Company.

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

Reliance on Insurers

Currently, the Company’s business of providing administrative services in connection with the insurance, warranty, and debt protection services of its clients significantly depends upon its business relationships with one or more insurance companies that provide coverage necessary for the clients’ products and services.  Termination of the business relationships with these insurance companies could have a material adverse effect on the financial condition and results of operations of the Company if the Company were unable to arrange alternative sources of coverage.

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

Lack of Control of Joint Ventures

The Company’s business strategy for growth and expansion includes reliance on joint ventures.  The Company derives part of its net income from its pro rata share in the earnings of these unconsolidated companies.  Although the Company owns significant equity interests in such companies and has representation on their Boards of Directors or governance structures, the Company is not in a position to exercise control over their operations, strategies or financial decisions without the concurrence of its equity partners.  The Company’s equity interests in BFDS, Argus Health Systems, Inc., and International Financial Data Services Limited Partnership and International Financial Data Services Limited (collectively, “IFDS”) are subject to contractual buy/sell arrangements that may restrict the Company’s ability to fully dispose of its interest in these companies and that under certain circumstances permit such companies to purchase the Company’s interest.

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

Regulation

As registered transfer agents, the Company, its subsidiary EquiServe, its indirect subsidiary, EquiServe Trust Company, N.A. (“EquiServe Trust”), its joint venture BFDS and BFDS’ subsidiary National Financial Data Services, Inc. (collectively, “Domestic Transfer Agent Businesses”) are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the Exchange Act which require them to register with the SEC and which impose on them recordkeeping and reporting requirements.  Certain of the operations and records of the Domestic Transfer Agent Businesses are subject to examination by the SEC and, as providers of services to financial institutions, to examination by bank and thrift regulatory agencies.  In connection with its transfer agency business, EquiServe Trust serves as a limited purpose trust company subject to regulation of the Office of the Comptroller of the Currency.  In addition, companies wholly owned by IFDS (“IFDS Transfer Agent Businesses”) are subject to regulation of similar regulatory agencies in other countries.  Any of the Domestic Transfer Agent Businesses or IFDS Transfer Agent Businesses could have its regulatory authorizations suspended or revoked if it were to materially violate applicable regulations, which could have an adverse effect on the financial condition and results of operations of the Company.

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

Client Failure to Renew or Utilize Contracts

Substantially all of the Company’s revenue is derived from the sale of services or products under long-term contracts with its clients.  The Company does not have the unilateral option to extend the terms of such contracts upon their expiration.  Certain of the Company’s service agreements contain “termination for convenience” clauses that enable clients to cancel the agreements by providing written notice to the Company a specified number of days prior to the desired termination date.  Such clauses are sometimes coupled with a requirement for payment by the client of a fee in the event of termination for convenience.  In addition, under certain of the Company’s agreements, the fees the Company receives are dependent on utilization rates for the Company’s services.  The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company’s financial condition and results of operations.

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

Under the Company’s Employee Stock Purchase Plan, employees have a right, subject to certain limits, to purchase Company common stock at 85% of the lower of the average market price of the stock on the exercise date or the offering date.  Under the Company’s Stock Option and Performance Award Plan, the Company issues to directors and employees options to purchase shares of the Company’s common stock, restricted shares and other equity awards.  Purchases under the Employee Stock Purchase Plan, exercises of options, and the granting of equity awards could have a dilutive effect on the Company’s common stock.

A change of control under the Company’s stockholders’ rights plan would cause the issuance of rights to purchase 1/1000th shares of preferred stock of the Company for each share of Company common stock, or, in some circumstances, other securities of the Company, which could have a dilutive effect on the Company’s common stock.

Miscellaneous

In addition to the factors noted above, there may be other factors that cause any forward-looking comment to become inaccurate.  One such factor is litigation and claims involving the Company, including routine litigation and claims involving transfer agency operations in which the plaintiffs or claimants allege that errors or delays in transaction processing cause damages based on factors such as unfavorable changes in the market value of securities processed and including class action claims based upon various regulatory rules and consumer protection statutes with respect to which class action plaintiffs may attempt to assert private rights of action.  Other factors include, but are not limited to, accounting or other fraud that may occur with respect to the financial statements or business of a financial service provider or other client of the Company, changes in management strategies, changes in lines of business or markets, failure of anticipated opportunities to materialize, changes in the cost of necessary supplies, changes in accounting principles, and changes in the economic, political or regulatory environments in the United States and/or the other countries where the Company now competes or may compete in the future.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2004 was $1.2 billion.  The impact of a 10% change in fair value of these investments would be approximately $75.6 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2004, the Company and its joint ventures had approximately $3.2 billion of cash balances maintained in such accounts, of which $127.1 million is included in current assets and $149.7 million is included in non-current assets on the Company’s balance sheet.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $6.8 million of net income (loss).

At September 30, 2004, the Company had $1,418 million of debt, of which $556.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2004, the Company’s international subsidiaries had approximately $220 million in total assets and for the quarter ended September 30, 2004, these international subsidiaries produced approximately $13 million in net income.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $22 million and would increase or decrease net income by approximately $1.3 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-July 31	133,623 (1)	$45.76	132,000	4,968,000 (2)
August 1-August 31	315,747 (1)	$44.43	304,000	4,664,000 (2)
September 1-September 30	140,605 (1)	$45.72	130,500	4,533,500 (2)

(1)          For the three months ended September 30, 2004, the Company purchased, in accordance with the 1995 Stock Option and Performance Award Plan, 23,475 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 1,623 shares were purchased in July, 11,747 shares were purchased in August and 10,105 shares were purchased in September.

(2)          On February 26, 2004, the Company’s Board of Directors authorized a stock repurchase plan allowing but not requiring the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.  On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the plan.  These shares are not included in the table since they were not authorized during the period ending September 30, 2004.

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

Item 5.  Other Information

The following table presents operating data for the Company’s operating business Segments:

	September 30, 2004	December 31, 2003

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	55.3	54.0
IRA mutual fund accounts	24.7	23.7
TRAC mutual fund accounts	6.3	6.1
Section 529 and Educational IRA’s	4.7	4.1
	91.0	87.9

International
United Kingdom (1)	4.7	4.6
Canada (2)	3.0	2.7

TRAC participants (millions)	3.7	3.5
Security transfer accounts processed (millions)	19.5	22.9
Automated Work Distributor workstations (thousands)	93.8	87.0
lock\line supported consumers (millions)	24.8	19.8

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	31.0	30.4
International	6.2	8.9

	For the Nine Months Ended September 30,
	2004	2003
Output Solutions Operating Data
Images produced (millions)	6,391	6,933
Items mailed (millions)	1,225	1,281

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 9, 2004.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)