Form 10-K
period 2004-12-31
DST SYSTEMS INC
filed 2005-03-11
CIK 714603

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of
June 30, 2004: Common Stock, $0.01 par value—$4,044,140,909

Number of shares outstanding of the Registrant’s common stock as of February 28, 2005:

Common Stock, $0.01 par value—83,209,825

Documents incorporated by reference:

Portions of the following documents are incorporated herein by reference as indicated:

Document	Part of Form 10-K into Which Incorporated
Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2004	Part III

DST Systems, Inc.
2004 Form 10-K Annual Report
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

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

PART I

Item 1.   Business

This discussion of the business of DST Systems, Inc. (“DST” or the “Company”) should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, pursuant to rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 17 are incorporated herein by reference in partial response to this Item 1.

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

Agreement to Sell EquiServe

The Company announced on October 20, 2004 that it had signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”). Upon closing, the Company will receive U.S. $216 million of cash plus

29.6 million shares of CPU common stock. The CPU stock is traded on the Australian Stock Exchange (ASX: CPU). The CPU common stock received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and has a value of approximately U.S. $134 million on February 28, 2005. Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage. The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements. The Company recorded EquiServe operating revenues of $233.8 million, $229.3 million and $264.3 million and Out-of-Pocket (“OOP”) reimbursements of $67.4 million, $70.7 million and $89.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $65 million associated with the transaction. The Company estimates that it will receive approximately $143 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock. The Company believes that the transaction will be slightly dilutive to diluted earnings per share. The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing. The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rate. The transaction is subject to approval from the Office of the Comptroller of Currency. The Company believes the transaction will close during the first half of 2005.

Stock Repurchase Programs

On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007. In 2004, 5.7 million shares were purchased under the existing plans for an average price of $48.48 per share. As of December 31, 2004, the Company had approximately 5.8 million shares remaining to be purchased under these plans.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under this agreement. This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. As of February 28, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $50.97 per share. The shares purchased under these agreements are not included in the shares purchased directly by the Company in the preceding paragraph.

Restricted Stock Grant

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For ten senior executive officers, the restricted shares are subject to an earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation. The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of changes pending at the time of the grant in the accounting rules applicable to stock options.

The Company recorded a total of $137.1 million of unearned compensation in relation to the grant. The impact of amortized compensation expense for the year ended December 31, 2004 was $4.5 million. The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009. These estimates assume that all shares will be vested and all performance criteria will be met.

Dispositions of Computer Sciences Corporation Stock

In the fourth quarter of 2004, the Company sold 1.0 million shares of Computer Sciences Corporation (“CSC”) with a market value of $53.4 million and contributed 0.5 million CSC shares with a market value of $28.2 million to the Company’s charitable foundation account.

New Mutual Fund Clients

In 2004, the Company received commitments from five prospective clients with a total of 7.2 million shareowner accounts and 200,000 401(k) plan participants. The conversions are planned to occur throughout 2005.

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

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. The Company also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; securities transfer systems offered to corporations; investment management systems offered to U.S. and international investment managers and fund accountants; a workflow management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, health care providers and mortgage servicing organizations; recordkeeping systems to support “managed account” investment products; and recordkeeping systems to support consumer risk transfer programs.

The Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic communications solutions. In the U.S., the Company provides customized and personalized bill and statement processing services, electronic bill payment and presentment solutions and computer output archival solutions.

The Segment also offers its services to the Canadian and U.K. markets. DST Output Canada Inc. (“DST Output Canada”) offers customer communications and document automation solutions to the Canadian market. DST International Output Limited (“DST International Output”) provides personalized paper and electronic communications principally in the U.K.

The Segment distributes its product directly to end customers and through relationships in which the Segment’s services are integrated with providers of data processing services. The Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services and Customer Management Segments.

Customer Management

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

The Segment distributes its services and products on a direct basis, through subsidiaries in North America and the U.K., along with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by this Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2004, including approximately 12.8 million shares of State Street Corporation (“State Street”) with a market value of $628 million and 7.1 million shares of CSC with a market value of $402 million. Additionally, the Company owns 2.8 million square feet of real estate, mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.

Source of Revenue

The Company’s sources of revenue are presented below. The sources listed may be served by more than one of the Company’s business segments.

	Year Ended December 31,
	2004		2003		2002
	(dollars in millions)
U. S. operating revenues
Mutual fund / investment management	$675.5	39.0%	$667.7	38.7%	$630.9	38.1%
Other financial services	350.2	20.2%	360.1	20.9%	402.6	24.3%
Video/broadband/satellite TV	179.0	10.3%	174.5	10.1%	182.6	11.0%
Telecommunications and utilities	216.9	12.5%	210.8	12.2%	173.1	10.4%
Other	104.5	6.1%	123.2	7.2%	115.3	7.0%
Total U.S. operating revenues	1,526.1	88.1%	1,536.3	89.1%	1,504.5	90.8%
International operating revenues
Mutual fund / investment management	116.2	6.7%	101.9	5.9%	88.4	5.3%
Other financial services	57.9	3.4%	52.3	3.0%	34.1	2.1%
Video/broadband/satellite TV	12.0	0.7%	17.3	1.0%	15.5	0.9%
Telecommunications and utilities	5.5	0.3%	6.5	0.4%	4.9	0.3%
Other	14.3	0.8%	10.6	0.6%	10.5	0.6%
Total international operating revenues	205.9	11.9%	188.6	10.9%	153.4	9.2%
Total operating revenues	1,732.0	100.0%	1,724.9	100.0%	1,657.9	100.0%
Out-of-pocket reimbursements(1)	696.6		691.4		725.9
Total revenues	$2,428.6		$2,416.3		$2,383.8

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

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2004	2003	2002
Revenues (in millions)
Operating Revenues
U.S.	$1,003.1	$937.5	$870.5
International	138.7	123.0	100.3
Total Operating Revenues	1,141.8	1,060.5	970.8
Out-of-pocket reimbursements(1)	153.6	126.8	143.9
Total Revenues	$1,295.4	$1,187.3	$1,114.7
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	55.9	54.0	50.1
IRA mutual fund accounts	21.7	20.8	19.3
Other retirement accounts	3.3	2.9	2.8
TRAC mutual fund accounts	6.3	6.1	5.1
Section 529 and Educational IRA’s	5.0	4.1	2.7
	92.2	87.9	80.0
International
United Kingdom(2)	5.3	4.6	3.5
Canada(3)	6.2	2.7	2.5
TRAC participants (millions)	3.9	3.5	2.8
Security transfer accounts processed (millions)	18.8	22.9	25.7
Automated Work Distributor workstations (thousands)	96.4	87.0	84.6
lock\line supported consumers (millions)	25.3	19.4	16.4

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

Investor attraction to a wide array of mutual fund investment products with increasingly specialized features has increased the number of mutual fund shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems to handle the increasing volume and complexity of transactions and distribution channels, to maintain its leadership position and to improve quality and productivity.

A majority of the shareowner accounts serviced by the Company are at mutual fund organizations that have been clients of the Company for more than five years.

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes equity, fixed income and money market load, no-load and multi-class funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2004, the Company provided shareowner accounting processing services for approximately 92.2 million U.S. mutual fund shareowner accounts. In 2004, the Company received commitments from five prospective clients with a total of 7.2 million shareowner accounts and 200,000 401(k) plan participants. The conversions are planned to occur throughout 2005.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing includes all necessary administrative and clerical support to process and maintain shareowner records, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances maintained in Company transfer agency bank accounts into credit-quality money market funds. “Remote” service processing is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company’s data processing facilities using the Company’s telecommunications network. “Shared” service processing allows client personnel to handle telephone inquiries while the Company’s or an affiliate’s personnel retain transaction processing functions. This service is facilitated by the implementation of Automated Work Distributor (“AWD”), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company’s proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account and number of funds for system processing services and on a per account, number of fund and transaction basis for clerical services. The Company’s policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in Company transfer agency bank accounts.

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

TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and mutual fund shareowner accounting. The Company offers TRAC on a full-service and remote basis. The Company believes that the retirement plan market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) mutual funds, because of their features, are popular selections for investment by such plans, and (iii) retirement plan participants normally elect to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2004, TA2000 serviced 21.7 million IRAs invested in mutual funds and 3.3 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). TA2000 also supported the processing of 5.0 million educational savings accounts, of which 4.2 million are Section 529 plan accounts. In addition, TRAC provided recordkeeping for 3.9 million retirement plan participants with 6.3 million related TA2000 mutual fund accounts at December 31, 2004.

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

Boston Financial Data Services, Inc. (“BFDS”)

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company’s services and products. BFDS combines use of the Company’s proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to approximately 135 U.S. mutual fund companies. BFDS also offers class action administration services, teleservicing (for its current mutual fund clients and typically billed as a separate fee) and full-service support for defined contribution plans using the Company’s TRAC system. BFDS is the Financial Services Segment’s largest customer, accounting for approximately 8.7% of the Segment’s operating revenues in 2004.

BFDS’s revenues are derived on a per account, number of fund and transaction basis. BFDS also derives revenues from investment earnings related to cash balances maintained in transfer agency bank accounts.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. (“IFDS U.K.”)

IFDS U.K. offers full and remote service processing for Open Ended Investment Companies (“OEIC”) and unit trusts and related products serving 5.3 million unitholder and OEIC accounts at December 31, 2004. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. During 2004, IFDS U.K. converted approximately 0.7 million accounts from an independent fund supermarket that is dedicated to intermediaries.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis. IFDS U.K.’s policy is not to license FAST.

International Financial Data Services, Canada (“IFDS Canada”)

IFDS Canada has developed iFast, a proprietary mutual fund recordkeeping system. IFDS Canada provides remote mutual fund shareowner processing in Canada using iFast. IFDS Canada provides full-service processing to the Canadian mutual fund industry using iFAST and full-service processing for U.S. offshore mutual funds using TA2000. In 2004, IFDS Canada converted approximately 3.0 million accounts that were previously serviced under a facility management arrangement to a remote processing arrangement. Revenues are derived from providing remote and full service mutual fund shareowner processing services based upon the number of shareowner accounts and time and material fees for client-specific enhancements and support to the remote processing are based upon the number of billable hours.

International Financial Data Services, Luxembourg (“IFDS Luxembourg”)

IFDS Luxembourg provides mutual fund systems and services to the Luxembourg and continental European market. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Corporate Securities Processing

EquiServe is one of the nation’s largest corporate shareholder service providers, maintaining and servicing the records of 18 million registered shareholder accounts for more than 1,200 publicly traded companies and closed-end funds. EquiServe clients currently include 17 of the 30 companies comprising the Dow Jones Industrial Average and 142 of the companies in the Standard and Poor’s 500 Index.

The Company announced on October 20, 2004 that it had signed a definitive agreement for CPU to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe. The pending transaction is described in further detail in “Recent Developments in the Company’s Business.”

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

EquiServe derives revenues from its securities processing services through use of the Company’s proprietary software systems, clerical processing services and other related products. Fees for accounting services are generally charged based on number of accounts, CUSIPs and transactions. EquiServe also derives revenues from investment earnings related to cash balances maintained in Company transfer agency bank accounts.

Employee Plan Administration

EquiServe services more than 200 employee stock purchase and stock option plans with over 1.8 million employee accounts. EquiServe provides a complete range of employee stock option services, from full service administration of employee stock option plans to remote support of companies who do their own recordkeeping services. EquiServe has developed a proprietary employee stock purchase plan system that tracks and reports disqualifying dispositions, utilizes an automated enrollment system and has the ability to provide multi-lingual printing, multi-lingual interactive voice response systems and multi-currency disbursements to support internationally-based employee participants.

In 2003, EquiServe expanded its employee plan administration business internationally. It offers global employee stock option administration and international employee stock purchase plans services.

Revenues from these services are based generally on the number of employee accounts in the employee plans, the number of transactions processed and the number of employee plan accounts maintained.

Investment Plan Administration

EquiServe’s investment plan administration services encompass all types of investment plans, including direct stock purchase plans (“DSPPs”) and traditional dividend reinvestment plans. DSPPs (also called open enrollment plans) offer interested investors who are not current shareholders the opportunity to purchase shares directly in a company without going through a broker. EquiServe is a leading provider of investment plan administrative services with 5.3 million plan participants for 165 DSPP clients and more than 400 dividend reinvestment plans.

Revenues from these services are based generally on the number of transactions and the number of investment plan accounts maintained.

Investment Management Products

DST International Group Services Limited (“DST International”), a U.K. company, provides investment management and portfolio accounting software (primarily on a license basis). DST International services over 600 clients in 55 countries from offices in the U.K., France, U.S., Australia, New Zealand, Hong Kong, Singapore, Thailand, China, Indonesia and South Africa. DST International offers a wide range of products and services, which together form a complete integrated solution for the investment management community.

HiPortfolio is designed for medium and large investment management firms which are seeking a complete turnkey system for investment accounting with minimum customization. HiPortfolio is a scalable, comprehensive front, middle and back office solution with over 250 clients worldwide.

HiInvest is a front and middle-office solution suite of products for institutional fund managers. HiInvest includes decision support, modeling, order management, compliance monitoring, performance measurement, performance attribution and client reporting.

HiWealth is a front-office solution suite that enables private wealth managers to manage their clients’ assets. In addition to the same attributes as HiInvest, HiWealth includes integrated Customer Relationship Management and full use of AWD.

HiNet is a rules-based transaction processing solution aimed at medium to large investment management companies, including a high-capacity, retail-focused variant for online Internet trading and portfolio accounting.

HiMessaging provides a flexible and scalable solution for communicating securities transactions, complies with all current messaging protocols and is fully adaptable for future demands.

HiMarketData manages reference, price and corporate actions data. The solution validates and verifies data before it is loaded into downstream applications.

HiReporting offers fund managers the opportunity to produce comprehensive reports according to their clients’ individual needs, including pictures, logos and graphs. Various delivery mechanisms may be employed such as Web, fax, CD-ROM and hard copy.

HiPerformance provides performance analysis for asset managers and is scalable to support both institutional and private client fund managers.

HiRisk is a comprehensive, enterprise wide ex-ante risk management solution. The Event Simulation Model (ESM) is a full valuation approach to enterprise and portfolio risk.

HiTrust is a Web-based, multi-currency and multi-lingual solution for mutual fund and unit trust processing. It has been developed for the specific needs of the Far Eastern and Australasian markets.

HiService encompasses a range of services for the financial industry, most of them available globally. They include project management, being an application service provider, installation support and consulting.

HiWay is a meta data application that focuses on data transformation, messaging and internal system integration. It provides the ability to extract, transform and load data between systems using messaging based architecture. HiWay is already enabled and carries several messaging libraries, including FIX and Swift.

Fixed Income Attribution integrates both ex-post performance and ex-ante risk into an analytical system and is available on either an integrated or a ‘best of breed’ basis. It supports four of the most popular methodologies used in the industry, providing flexibility to asset managers.

In addition, DST International also supports its legacy Impart/Uptix and Paladign investment accounting systems.

The Company derives revenues from the above products and services, from license fees, fees for customized installation and programming services and annual maintenance fees, which include ASP solutions.

Business Process Management (“BPM”) through AWD

AWD is a proprietary software system that enables companies to improve operating efficiency and customer satisfaction. By enforcing standard business processes independent of the origin of a request, AWD allows seamless delivery of consistent service across all channels, for improved customer satisfaction. AWD captures all customer interactions including mail, telephone calls, Internet, e-mail and faxes at the point of contact, prioritizes and assigns the work to the appropriate resource and tracks the contact through completion. AWD also enables customers with multiple service centers to seamlessly move work between locations, removing geography as a barrier to productivity gains.

AWD’s automation components allow customers to remove associates from tasks in which human interaction is not required, enabling increased productivity. In addition, AWD’s application integration components allow customers to seamlessly link business processes that cross multiple legacy systems. The AWD product suite also includes imaging and content management, a business intelligence subsystem, a call center desktop, proactive call scripting, intelligent character recognition, digitized voice processing and full support for e-mail and Web-based customer service.

Initially introduced to enhance the Company’s mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD supports open architecture platforms running on Sun Solaris, Microsoft Windows, HP/UX, or IBM servers utilizing Windows and browser-based desktops. AWD’s application-centric architecture allows customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company’s integration toolkits and open product architecture allow AWD to easily interface with customers’ existing application systems and enterprise integration infrastructures. AWD is an enterprise scale application implemented in many different industries including mutual funds, life insurance, healthcare providers and payers, mortgage origination and servicing, property and casualty insurance, banking, brokerage, video/broadband, and telephony. AWD customers are located in over 19 countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, Hong Kong, mainland China, Taiwan and Japan.

The Company’s value proposition combines the business process management solution with hosting services and business process outsourcing. Customers can access AWD at the AWD Data Center using the Company’s telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to the Company’s customers. Business process outsourcing services are also provided to the Company’s AWD customers.

The Company derives AWD revenues from multi-year service and usage agreements based on the number of users accessing the software and fixed fee license agreements that may include provisions for additional license payments in the event that usage increases. The Company also derives AWD revenues from fees for implementation services, custom programming, annual software maintenance, AWD Data Center operations and business process outsourcing.

Consumer Risk Transfer Programs

lock\line, LLC (“lock\line”) is the largest provider of customized services for wireless equipment replacement programs in the U.S., servicing approximately 18.5 million wireless consumers. lock\line also offers systems and services to support customized equipment maintenance and debt protection programs within the telecommunications and financial services industries. lock\line services approximately 25.3 million customers in markets in the U.S. and its territories.

Wireless Equipment Replacement Programs

Most wireless telecommunications service providers make available to their subscribers protection for their wireless communication devices in the event that the equipment is lost, stolen, damaged or suffers a mechanical breakdown beyond the manufacturer’s warranty period. The programs are customizable for each wireless provider and are offered through selected insurance companies. lock\line is the administrator of these programs, providing enrollment, replacement authorization and financial reporting utilizing the proprietarily developed and enhanced Wireless Inventory Tracking System. For certain clients, the Company’s captive insurance company assumes a portion, or all, of the claim exposure through reinsurance agreements.

Equipment Maintenance Programs

These programs provide extended service protection to the customers of service providers or retailers for mechanical breakdown within or beyond the manufacturer’s warranty period. Current clients include local phone service customers who protect home phones and caller ID units, and a consumer products retailer. lock\line issues service contracts offered to the consumer with those obligations insured by a Service Contract Reimbursement Policy provided by an insurance company. lock\line is the administrator of the programs, providing enrollment, replacement authorization and financial reporting utilizing its proprietarily developed Warranty Tracking System. For certain clients, the Company’s captive insurance company assumes a portion, or all, of the claim exposure through reinsurance agreements.

Debt Protection Programs

These programs provide credit card loan consumers protection for their credit ratings in the event they suffer a Life Altering Event (“LAE”) and cannot pay their monthly credit card payment. Common LAE’s include death, disability, unemployment, hospitalization and family leave. lock\line is the administrator of these programs, providing enrollment, collateral fulfillment, debt cancellation/suspension authorization, emergency cash and financial reporting utilizing its proprietarily developed and enhanced Debt Cancellation Tracking System.

Revenues from Consumer Risk Transfer Programs are based generally on the number of enrolled customers for the wireless equipment insurance programs and equipment maintenance plans, and based on the customer’s outstanding balances for the debt protection programs. The Company receives gross premiums from which it collects its administration fees and passes along the insurance premium portion to an insurance carrier or to captive insurance companies, including the Company’s wholly owned captive insurance company. The Company records revenue based on the administrative fee it retains.

Wealth Management and Advisor Products

Managed Asset Platform (“MAP”)

MAP is a proprietary system designed to facilitate the distribution, investment management, trading, performance measurement, reconciliation and reporting for managed accounts. Although they can take different forms, managed accounts are generally individual investment accounts offered by financial consultants who provide advisory services. They are managed by independent money managers using an asset-based fee structure. Managed accounts can be individually profiled for risk, goals and preferences. They are managed for tax efficiency and can be diversified among several types of investment instruments including stocks, bonds and mutual funds.

Map uses AWD to eliminate the paper and streamline the workflow. MAP is a global solution with support for multi-asset types and can support multiple currencies and languages.

Revenues for MAP are based on either the number of accounts or amount of assets.

Open Platform for Advisors (“OpenPFA”)

OpenPFA is a global “open platform” and service utility for wealth management. Financial and investment advisors/firms (“Advisors”) can use OpenPFA to service their customers’ investment needs including risk profiling, proposal generation, new account setup, transaction processing, asset allocation, rebalancing, performance returns, statements and tax processing. Advisors have full portfolio management including decision support, rebalancing, trade order management and reconciliation.

Revenues for OpenPFA are based on either the number of accounts or amount of assets.

Insurance Programs

Vermont Western Assurance, Inc. (“Vermont Western”), a single parent captive insurance company domiciled in the State of Vermont, is engaged in a variety of insurance programs. Vermont Western provides insurance to the Company and its affiliates under deductible reimbursement insurance programs for workers’ compensation, group health and property coverages.

Vermont Western also writes reinsurance coverages for insurance programs that are provided in association with the Company’s corporate securities processing services and consumer risk transfer programs.

As a part of its corporate securities processing services, the Company assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Typically, that surety coverage is provided by a commercial surety company under an arrangement with the Company and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company. Vermont Western will continue providing this coverage after the EquiServe sale under a 12-year agreement.

As part of its consumer risk transfer programs, the Company works with telecommunications service providers to structure the equipment insurance or extended warranty programs that are sold to the customers of the service providers. Typically, that coverage is provided by a commercial insurance company under an arrangement involving the Company and the service providers. For some of those programs, Vermont Western assumes a portion, or all, of the claim exposure through reinsurance agreements.

Vermont Western revenues for the lost instrument surety bond coverage, and for the telecommunications equipment coverage, comes in the form of reinsurance premiums paid to it by the commercial surety and commercial insurance companies that are the primary providers of the coverages. In the case of the lost instrument surety bond coverage, the initial premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. In the case of the telecommunications equipment coverage, the initial premium is paid by the customers of the service providers who buy the insurance on the equipment they purchase. Premiums are consistent and competitive with industry pricing practices.

Winchester Information Processing Services

Winchester Information Processing Services primarily supports the data processing needs of the Company’s Financial Services Segment and certain products of the Output Solutions and Customer

Management Segment with two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center (“Winchester”) is the Company’s primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs seven mainframe computers with a combined processing capacity of more than 14,900 million instructions per second (“MIPS”) and direct access storage devices with an aggregate storage capacity that exceeds 87 trillion bytes. Winchester also contains more than 900 servers supporting NT, UNIX and AS/400 small and midrange computing environments. These servers are used to support the Company’s products and processing for certain of the Company’s affiliates. The physical facility is designed to withstand tornado-force winds.

The AWD Data Center supports the Company’s AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM AS/400 computers and optical storage systems, which support more than 16,700 AWD Image users. AWD users include the Company’s full-service mutual fund and corporate securities operations as well as several of the Company’s remote AWD customers and other financial services companies. The AWD Data Center also houses over 300 servers supporting various Company products and Winchester’s remote tape storage using IBM’s automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

In 2003, the Company established its own Recovery Data Center. The Recovery Data Center is essentially equivalent in size and design to the Winchester Data Center. It houses the latest mainframe technology, including three mainframe computers that have the capacity to run over 14,800 MIPS and the capacity to store more than 125 trillion bytes of DASD. The Company’s data communications network is linked to the Recovery Data Center to enable client access to the center. The AS/400 processors at the AWD Data Center and the AS/400 processors at Winchester provide contingency plan capabilities for each other’s processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize fully redundant telecommunications networks serving the Company’s clients. The networks, which serve hundreds of thousands of computer users, have redundant pathing and software, which provides for automatic rerouting of data transmission in the event of carrier circuit failure.

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

The Company provides data processing, telecommunications and output solutions services to Argus. Argus operates IPNS at Winchester and the AWD Data Center. Argus’ primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, pharmaceutical rebate contracting and processing, as well as clinical programs and management reporting for the benefit of their customers.

Customer Concentration

The Financial Services Segment’s five largest customers accounted for 23.9% of Segment operating revenues in 2004, including 8.7% from its largest customer.

Marketing / Distribution

In the U.S., Canada and select international markets, the Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. The Segment’s marketing efforts also include cross-selling the Company’s wide range of services and products to its existing clients. The Segment’s sales efforts are closely coordinated with the Company’s joint venture and strategic alliance partners.

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

The Company’s mutual fund systems and related services and products are marketed to mutual fund management firms and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group.

The Company’s corporate securities processing services and products are marketed to corporate secretaries and investor relations personnel of publicly traded companies, firms managing and/or distributing closed end mutual funds and mutual insurance companies considering demutualization transactions. The Company maintains a sales and marketing staff, including client services and technical support teams to target these markets.

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

The Company markets its BPM products directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, mortgage origination and servicing operations, property and casualty insurance companies, banks, brokerage firms, video/broadband operators, and telephony companies. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. CSC distributes the Company’s AWD product to its markets, including life, property and casualty insurance companies worldwide.

The Company markets its consumer risk transfer programs directly to wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, retailers and insurance companies. The Company maintains a sales support staff, including client services and technical sales teams, to target these markets.

The insurance programs provided by the Company are internal or are developed and offered as integral parts of other Financial Services Segment products and services. Therefore, there are no separate, external marketing or distribution activities for insurance programs.

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

The Company’s shareowner accounting systems compete not only with third party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms’ customers that purchase or sell shares of mutual funds of the Company’s clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients’ funds on deposit in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are PFPC, Inc., a unit of PNC Bank, and SunGard Data Systems, Inc.

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

The Company has significant competition with its investment management systems. Principal competitors are bundled service providers, third party software service providers and those companies that license their products. Competitive factors are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of the portfolio accountants and investment managers. The Company believes its most significant competitors for investment management systems are SunGard Data Systems, Inc., State Street (including Princeton Financial Systems, Inc.), Misys plc, SS&C Technologies, Inc., Advent Software, Inc. and Datastream Systems, Inc.

The Company’s BPM products compete with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, level of software development expertise and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant BPM competitors are FileNET Corporation, IBM, Pegasystems, Inc., Siebel Systems, Inc., and TIBCO Software, Inc.

The Company’s consumer risk transfer programs compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, retailers and insurance companies. The Company believes its most significant third party competitors for consumer risk transfer programs are Asurion, The Signal, Assurant and Warranty Corporation of America.

The Company’s third party insurance programs, which are offered as integral parts of other Financial Service Segment products and services, generally experience competition in connection with the overall product or service being offered.

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

Agreements

The service agreements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements. The agreements sometimes contain service standards and/or allow clients to terminate for convenience with the payment of a termination fee. They typically obligate the Company to indemnify the client for damages arising from the Company’s breach, obligate the client to indemnify the Company for damages arising from the Company’s performance of services in accordance with the terms and conditions of the agreement, limit the Company’s aggregate liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. The Company typically licenses on a perpetual basis its optical storage, investment portfolio and business and work process management systems (but not its transfer agency systems). The licenses are accompanied by service and maintenance agreements which must be current for the Company to have any continuing responsibilities thereunder. Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Financial Services Segment client agreements have not changed significantly over the last three years.

OUTPUT SOLUTIONS SEGMENT

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Segment also provides electronic bill payment and presentment solutions and computer output archival solutions. These capabilities establish DST Output, LLC (“DST Output”) as a preferred service provider to customers of the Financial Services and Customer Management Segments and to other industries that place a premium on customer communications and require high quality, accurate and timely bill and statement processing.

DST Output is among the largest first class mailers in the U.S., mailing 1.6 billion items in 2004 from three operating centers strategically located throughout the U.S. The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

Sources of revenue by major industry served are listed below.

	Year Ended December 31,
Output Solutions Operating Data	2004	2003	2002
Revenues (in millions)
U.S. operating revenues(1)
Mutual fund/investment management	$103.5	$125.8	$138.3
Other financial services	57.3	80.0	95.5
Video/broadband/satellite TV	57.1	66.2	65.9
Telecommunications and utilities	118.7	142.1	146.1
Other	67.6	78.1	89.2
	404.2	492.2	535.0
International operating revenues
Mutual fund/investment management	3.1	2.7	1.1
Other financial services	35.8	31.3	21.1
Telecommunications and utilities	0.1	0.2	0.2
Other	10.7	7.7	10.4
	49.7	41.9	32.8
Total operating revenues(1)	453.9	534.1	567.8
Out-of-pocket reimbursements(1),(2)	570.7	589.8	606.6
Total revenues	$1,024.6	$1,123.9	$1,174.4
Images produced (billions)	8.7	9.3	8.6
Items mailed (billions)	1.6	1.7	1.8

(1)          Includes operating revenues from DST Output Marketing Services, Inc. (“OMS”), of $61.4 million and $77.4 million for the period January 1 through December 1, 2003 and for the year ended 2002, respectively; and out-of-pocket reimbursement revenues of $19.6 million and $28.3 million for the period January 1 through December 1, 2003 and for the year ended 2002, respectively. In December 2003, the Company completed the exchange (“the Janus Exchange”) with Janus Capital Group Inc. (“Janus”) under which the Company received from Janus 32.3 million shares of Company common stock (27.9% of the outstanding shares) in exchange for all of the stock of a Company subsidiary, OMS.

(2)          Principally rebillable postage expenditures, which are reimbursed by customers.

Statement and Billing Services

Statement processing services are supported by integrated and automated production environments that transform electronic data received from clients into customized bills and statements that can be delivered in print (includes full-color) or electronic format in accordance with individual customer preferences. The highly automated production environment maximizes postal savings while minimizing delivery time.

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. Clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Segment is integrated with and uses formatting and processing functions of the Company’s TA2000 system and the data processing capabilities of the Company’s Winchester Information Processing Services.

Single source print and electronic bill and statement processing and presentment solutions are provided to the cable TV/broadband/satellite, telecommunications, healthcare, insurance, utilities, transportation, rapid delivery, credit card and other service industries. Advanced full-color billing statement solutions provide clients with additional capabilities to develop marketing campaigns, cross-sell services, and improve customer loyalty.

Advanced statement consolidation capabilities, which combine data from multiple services and funds into a single integrated statement, offer clients potentially significant savings both in paper and mailing costs while creating a marketing tool for companies seeking to establish brand name recognition and sell combined services. The use of electronic solutions in each of this Segment’s targeted industries can offer additional savings to clients promoting greater use of Internet-based bills and statements with their customers. Assistance in developing and implementing programs to stimulate the adoption of electronic delivery by customers is also provided.

The Segment derives revenues from its bill and statement processing services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Direct Access, a proprietary secure Web portal, enables customers to access multiple tools that support their statement production services, including campaign management, online job auditing and job and mail tracking from their desktops. In addition, customers can use near real-time reports and inquiries to monitor production activities including job tracking, postage amounts, and insert counts throughout the production process.

The Segment has created an automated information and technology infrastructure that electronically formats data and manages the presentation over the Web or provides alternative feeds for statement printing. As electronic statements and payment solutions have become more widely used, communications service providers, utilities, financial services and other companies require electronic statement and bill presentment capabilities. To fulfill this requirement, DST Output offers electronic solutions designed to meet the needs of electronic bill presentment and payment and electronic presentment of mutual fund statements and prospectuses, brokerage statements, confirmations and tax documents.

A growing number of key marketing alliances have been established with industry leading companies to extend the reach and value of the Segment’s electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is a full-service supplier of fully integrated print and electronic statement and billing output solutions that enables clients to build lasting one-to-one relationships with their customers.

The Segment offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer’s software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Revenues from electronic statement and payment solutions are generally based on the number of statements created and viewed and transactions processed. These revenues are influenced by both new account acquisitions and customer adoption rates.

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

Revenue for these services is derived based on billable hours.

Campaign Management

Campaign Manager allows clients to segment their customer databases for the purpose of targeting variable campaigns through selective inserting, personalized messaging and the targeted use of syndicated content at selected audiences across multiple output media. These solutions facilitate customer acquisition, nurturing and retention, product cross selling and brand awareness.

Revenue is derived from the number of messages produced, subscription fees or as part of bundled statement processing charges

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

New Products

The Segment continues to enhance its products targeted at the insurance market.

The Segment’s insurance communications solution, VeraSure, is expected to derive revenue from fees for the integration and reselling of technology from alliance partners and from the number of print and electronic insurance documents, such as policies, premium notices, compliance documents and other mission critical communications that support the segments of the life, property and casualty and variable annuity insurance markets. VeraSure is expected to be in service in 2005.

VeraPro is the Segment’s healthcare communications solution and is expected to derive revenue from fees for the integration and reselling of technology from alliance partners; and from the number of deliveries of print, electronic and fulfillment communications for large payor and provider organizations. Such healthcare communications include transactional (explanation of benefits, explanation of payments, checks, claims correspondence, and membership identification cards) and non-transactional pre- and post-enrollment (benefit booklets, evidence of coverage, and provider directories) communications.

Operation Centers

The Output Solutions Segment manages three geographically dispersed operation centers in El Dorado Hills, California, Kansas City, Missouri, and Hartford, Connecticut. The centers offer high production roll form and sheet fed production print processes, monochrome to full color, variable data printing and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Services for the Canadian and U.K. marketplaces are provided through facilities in Toronto, Canada and Bristol, England, respectively.

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

Customer Concentration

The Output Solutions Segment’s five largest customers accounted for 26.5% of Segment operating revenues in 2004, including 7.2% from its largest client.

Customer Diversification

The Output Solutions Segment has a broad and diversified base of customers throughout North America and the U.K. It has a growing penetration in healthcare, as well as strong positions in financial services, communications, transportation, utilities and other sectors where frequent communication through statements, invoices or bills to large customer bases are the norm.

Marketing / Distribution

The Output Solutions Segment distributes its product directly to end customers and through relationships in which the Segment’s services are integrated with providers of data processing services. The Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services and Customer Management Segments. The Segment maintains a field operations sales staff, including client services, technical support teams and significant design resources, to target these markets. Key marketing alliances have been established with industry leading companies to extend the reach and value of the Segment’s print and electronic statement and billing output solutions. The Exchange Agreement for the Janus Exchange subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

Competition

The key competitive factors for the Segment are price, the ability to offer single source print and electronic statement and billing output solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment’s printing operations are located and national competitors. These include: R.R. Donnelly, Inc., Bowne and Co. Inc., Automated Data Processing, Inc., PFPC, Inc., CSG Systems International, Inc., Derivion Corporation, Regulus, Electronic Data Systems, Inc., IBM and edocs, Inc.

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

Agreements

The Company’s subsidiaries in the Output Solutions Segment typically enter into multi-year agreements with their clients. Separately negotiated written agreements (a) contain service standards, and (b) sometimes allow (i) clients to terminate for convenience with the payment of a termination fee and (ii) termination for breach with liquidated damages to the Company upon its termination for the client’s breach. They typically obligate the Company subsidiary to indemnify the client for damages arising from the subsidiary’s breach, limit the subsidiary’s liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. The terms and conditions contained in typical Output Solutions Segment client agreements have not changed significantly over the last three years.

CUSTOMER MANAGEMENT SEGMENT

The Company’s Customer Management Segment provides customer management, billing and marketing solutions to the video/broadband, DBS, wire-line and IP telephony, Internet and utility markets. The Segment serves more than 37 million cable and satellite TV subscribers worldwide, and its services and products are currently used by the largest DBS provider in the U.S., as well as by three of the top six U.S. video/broadband companies.

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

	Year Ended December 31,
Customer Management Operating Data	2004	2003	2002
Revenues (in millions)
Operating revenues
U.S.	$170.9	$156.6	$157.4
International	17.4	23.6	20.1
Total operating revenues	188.3	180.2	177.5
Out-of-pocket reimbursements(1)	53.5	61.5	64.4
Total revenues	$241.8	$241.7	$241.9
Video/broadband/satellite TV subscribers processed (millions)
U.S.	31.0	30.4	32.6
International	6.4	8.9	8.5

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

DDP/SQL has supported the U.S. video/broadband market for more than 20 years and currently runs in over 600 locations supporting more than 16 million cable and broadband subscribers.

Intelecable is a convergent billing system supporting video, voice, data and other IP services. The customer care and billing platform now supports over seven million end-users in over 150 locations in 12 countries and operates in a variety of languages, including Japanese.

STMS was specifically developed for use by the Company to provide customer care and billing services for DirecTV, Inc., the largest DBS provider in the U.S.

HiAffinity is a sophisticated customer management and open billing system for the utility and energy industries worldwide.

The Company is developing Collabrent (formerly Concorde), a new billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over IP (“VoIP”) telephony markets. The solution is being built to meet the needs of medium to large scale service providers that typically offer multiple lines of business and desire a single system to manage their complete customer life cycle. The solution is a component-based approach that is expected to exceed the architectural and functional capabilities of customer care and billing applications in the domestic and international marketplace today. This solution will include the capabilities provided by the Company’s AWD product.

Six of Collabrent’s application components are currently deployed and are providing bill processing and product management functions at the largest satellite service provider in North America. Additional releases of Collabrent are in development or are in the process of being released. The Company is actively working with clients to plan and implement Collabrent solutions. Collabrent and its components are currently being marketed to satellite, broadband and telephony providers.

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

Customer Relationship Management through AWD and Decision Support

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

Professional Services, Training and Support

The Customer Management Segment provides consulting and training services to enable customers to leverage the most from their business. The professional services teams oversee or assist with back-office operations such as integrations, implementations and conversions, provide interactive and customized training classes and design custom-tailored applications and interfaces to improve operational efficiency. The Segment provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training.

Customer Concentration

The Customer Management Segment’s five largest customers accounted for 85.9% of Segment operating revenues in 2004, including 31.2% from its largest client.

Marketing / Distribution

Customer management and billing solutions are provided primarily to video/broadband/satellite television, DBS, utility and multiple service providers through direct sales channels and in conjunction with international alliance partners. In both the U.S. and U.K., the Segment operates a sales and marketing team that includes account management, product management and technical support teams.

The Customer Management Segment’s international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.S., U.K., Brazil, and Australia. In addition to direct sales, the Segment has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

Competition

The key competitive factors for the Segment are price, the quality and speed of service provided, features offered and the quality of customer support. The market for the Customer Management Segment’s products and services is highly competitive and competition is increasing as additional technologies are introduced within the broadband industry and continued consolidation within the industry occurs. The Segment competes with both independent providers and service providers with their own in-house systems. The Segment believes its most significant competitors for customer management software systems are Convergys, Inc. and CSG Systems International, Inc.

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

Agreements

The Company’s subsidiaries in the Customer Management Segment typically enter into multi-year, fixed term billing service agreements, including licenses for the billing platform, with their clients that include service level agreements for billing services, bill finishing and mailing services, support and maintenance terms and conditions. The agreements typically provide for a bundled monthly fee, based on the number of subscribers billed. The monthly bundled fee is for billing services, including licensing the billing platform, support and maintenance and bill finishing and mailing services. The terms of all agreements are separately negotiated and typically obligate the Company subsidiary to indemnify the client for damages arising from the subsidiary’s breach, limit the subsidiary’s liability for performing the services and allow either party to avoid automatic renewal by notice to the other. The terms and conditions contained in typical Customer Management Segment client agreements have not changed significantly over the last three years; however, in one significant customer agreement, a Customer Management Segment subsidiary has agreed to develop and implement a new generic billing software system (Collabrent) to replace the Segment’s legacy billing platforms. Those agreements contain more significant service levels and financial obligations than typical Customer Management Segment client agreements.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Segment are primarily passive in nature.

Investments

The Company holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2004, including approximately 12.8 million shares of State Street with a market value of $628 million and 7.1 million shares of CSC with a market value of $402 million.

Real Estate

The Company’s wholly owned real estate subsidiaries own approximately 1.4 million square feet of office space and approximately 1.3 million square feet of production facilities, which are held primarily for lease to the Company’s other business segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company’s operating segments. The Company’s real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, and an underground storage facility. The Company’s real estate holdings are generally managed by an unconsolidated affiliate of the Company.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company’s research and development efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The Company expended $251.6 million, $216.0 million and $189.6 million in 2004, 2003 and 2002, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products, of which $61.9 million, $61.8 million and $45.2 million was capitalized in 2004, 2003 and 2002, respectively. Client funded software development and maintenance expenditures totaled $19.7 million, $17.5 million and $23.3 million for 2004, 2003 and 2002, respectively.

EMPLOYEES

As of December 31, 2004, the Company and its majority owned subsidiaries employed approximately 11,000 employees, including approximately 7,200 in the Financial Services Segment, 3,100 in the Output Solutions Segment and 700 in the Customer Management Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 4,900 employees, including approximately 2,100 at BFDS, 1,400 at IFDS U.K. and 500 at IFDS Canada. As of December 31, 2004, EquiServe employed approximately 1,600 employees. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.   Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use(1)	Owned/ Leased(2)	Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Leased	615,000
Kansas City, MO	Office Space(5)	Owned	395,000
Kansas City, MO	Data Center(4)	Owned	163,000
St. Louis, MO	Data Center	Owned	108,000
Jefferson City, MO	Office Space	Leased	27,000
Boston, MA	Office Space(6)	Owned	185,000
Boston, MA	Office Space(6)	Leased	71,000
Jersey City, NJ	Office Space(6)	Leased	133,000
Edison, NJ	Office Space(6)	Leased	187,000
Lawrence, KS	Office Space(5)	Owned	41,000
Salina, KS	Office Space	Leased	31,000
New York, NY	Office Space(6)	Leased	12,000
El Dorado Hills, CA	Office Space(5)	Owned	9,000
United Kingdom	Office Space	Owned	66,000
Australia	Office Space	Leased	28,000
Thailand	Office Space	Leased	16,000
Ten other smaller properties	Office Space(6)	Leased	23,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production(5)	Owned	580,000
El Dorado Hills, CA	Office Space(5)	Owned	109,000
Kansas City, MO	Production(5)	Owned	354,000
Kansas City, MO	Office Space(5)	Owned	122,000
Kansas City, MO	Production	Leased	32,000
Hartford, CT	Production(5)	Owned	255,000
Quincy, MA	Office Space	Leased	17,000
Canada	Production	Owned	61,000
Canada	Production	Leased	21,000
United Kingdom	Production	Leased	53,000
Customer Management Segment(3)
El Dorado Hills, CA	Office Space(5)	Owned	126,000
Charlotte, NC	Office Space	Leased	64,000
United Kingdom	Office Space	Leased	5,000
Sao Paulo, Brazil	Office Space	Leased	2,000
Investments and Other Segment
Kansas City, MO	Office Space(5)	Owned	337,000
Kansas City, MO	Office Space	Leased	103,000
Kansas City, MO	Production	Owned	69,000
El Dorado Hills, CA	Office Space	Owned	48,000
Lawrence, KS	Office Space(5)	Owned	8,000

(1)   Property specified as used for production in the above table includes space used for manufacturing operations and warehouse space.

(2)   Within Kansas City, MO, the Company owns a number of surface parking facilities, a 124 unit apartment building, various developed and undeveloped properties, and an underground storage facility with 500,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA. In addition to the 500,000 square feet underground storage, the Company also leases 336,000 square feet in office and production facilities to third-parties. The 336,000 is included on the above table in the Investments and Other Segment. In addition to the property listed in the table and discussed above, the Company leases space in Chicago, IL, Herndon, VA, New York, NY, South Africa, Singapore, Hong Kong and Shanghai, China, and New Zealand.

(3)   Includes approximately 2.8 million square feet of property owned or leased by the Company’s real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.2 million square feet in the Financial Services Segment, 1.5 million square feet in the Output Solutions Segment and 0.1 million square feet in the Customer Management Segment.

(4)   The Winchester Data Center is mortgaged with indebtedness of $10.7 million as of December 31, 2004.

(5)   Several owned properties are mortgaged with aggregate indebtedness of $110.5 million as of December 31, 2004.

(6)   EquiServe, a wholly owned subsidiary of the Company, directly leases office space in Boston, MA, Edison and Jersey City, NJ, Chicago, IL, Herndon, VA, and New York, NY. In addition, the Company’s real estate subsidiaries lease to EquiServe an 185,000 square foot office facility in Boston, MA on a long-term lease with approximately 14 years remaining on the lease.

The discussion under “Winchester Information Processing Services” in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

Item 3.   Legal Proceedings

In March 2005, one of the Company’s corporate joint venture affiliates was served notice of a class action lawsuit filed in the Circuit Court of Jefferson County, Alabama. The Complaint, which also names the Company and the other owner of the joint venture affiliate, alleges that amounts due from the joint venture affiliate to the plaintiff and any other parties that may eventually join the putative class action were incorrectly calculated. The Complaint does not identify the extent of the alleged monetary damages for the named plaintiff or the class as a whole. The Company is not a party to the joint venture affiliate’s cutomer contracts. The Company can make no assurances as to the outcome of the lawsuit nor can the Company currently estimate the range of potential losses, if any, from the lawsuit.

The Company and its subsidiaries are involved in various other legal proceedings arising in the normal course of their businesses. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 10, 2005.

All executive officers are elected by and serve at the discretion of the Company’s Board of Directors. Certain of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. None of the executive officers are related to one another or to any of the members of the Board of Directors.

Thomas A. McDonnell, age 59, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973(except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of BHA Group Holdings Inc., Commerce Bancshares, Inc., Euronet Worldwide, Inc., Blue Valley Ban Corp, Garmin Ltd. and Kansas City Southern.

Thomas A. McCullough, age 62, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include Winchester Data Center, full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products and product sales and marketing. From September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Donald J. Kenney, age 57, served since October 2000 as President and Chief Executive Officer of EquiServe. Prior to joining the Company, he had been Executive Vice President of National City Corporation from 1998 through 1999, where he was responsible for several business lines including remittance processing, data capture, billing management and payment support, and Executive Vice President of First of America Bank Corporation from 1993 through 1998, where he was responsible for business lines involving image processing.

Peter J. Nault, age 49, has served since June 2001 as President of DST Innovis, Inc., an indirect wholly owned subsidiary of the Company and since May 1999 as President of DST Interactive, Inc., a wholly owned subsidiary of the Company.

Steven J. Towle, age 47, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly owned subsidiary of the Company. Prior to joining DST Output, LLC, he had been President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

J. Michael Winn, age 58, is Group Chief Executive of DST International, an indirect wholly owned subsidiary of the Company, and has managed DST International since June 1993.

Jonathan J. Boehm, age 44, joined the Company as a Group Vice President in November 1997. He is responsible for the Company’s full-service mutual fund processing and corporate support.

Kenneth V. Hager, age 54, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

Robert L. Tritt, age 49, joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company’s remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 48, joined the Company as a Vice President in January 1995 and has served in the position of Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.              Market for the Company’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange(“NYSE”). As of February 28, 2005, there were approximately 23,100 beneficial owners of the Company’s common stock.

No cash dividends have been paid since the initial public offering of the Company’s common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company’s syndicated line of credit, the Company is limited, on an annual basis, to making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions in an aggregate amount in any fiscal year in an amount not to exceed 10.0% of consolidated net tangible assets. In December 2004, the agreement was amended to allow an additional $160 million of share repurchases in 2005 from the after tax proceeds of the EquiServe sale. The Company could also be limited in making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. Certain items under the Company’s convertible debt offering require that the conversion rate of the debentures be adjusted if the Company does declare a dividend, possibly making the debentures more dilutive upon conversion.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 18, Quarterly Financial Data(Unaudited)(“Note 18”), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 18 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company’s common stock on the NYSE on December 31, 2004, was $52.12.

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2004.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-October 31	2,264	(1)	$38.92	0	10,033,500	(2)
November 1-November 30	1,623,370	(1)	$47.87	1,600,000	8,433,500	(2)
December 1-December 31	2,651,109	(1)	$50.24	2,600,000	5,833,500	(2)

(1)          For the three months ended December 31, 2004, the Company purchased, in accordance with the 1995 Stock Option and Performance Award Plan, 76,743 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly announced repurchase plans or programs. Of these shares, 2,264 shares were purchased in October, 23,370 shares were purchased in November and 51,109 shares were purchased in December.

(2)          On February 26, 2004, the Company’s Board of Directors authorized a stock repurchase plan allowing but not requiring the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007. On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the plan. On December 31, 2004, the Company had approximately 5.8 million remaining shares to be purchased under this plan.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under this agreement. This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. As of February 28, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $50.97 per share. The shares purchased under these agreements are not included in the shares purchased directly by the Company in the above table.

Item 6.   Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2004 and 2003 and the selected consolidated income statement data for the years ended December 31, 2004, 2003 and 2002 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the selected consolidated income statement data for the years ended December 31, 2001 and 2000 were derived from the Company’s audited consolidated financial statements, not included herein. This selected consolidated financial data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company’s audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share amounts)
Operating revenues	$1,732.0	$1,724.9	$1,657.9	$1,656.0	$1,359.7
Out-of-pocket reimbursements(1)	696.6	691.4	725.9	724.7	609.0
Total revenues	2,428.6	2,416.3	2,383.8	2,380.7	1,968.7
Costs and expenses(2)(3)(4)(5)	1,954.4	1,958.4	1,936.7	1,927.8	1,575.5
Depreciation and amortization(2)	158.5	150.4	143.8	159.4	128.6
Income from operations	315.7	307.5	303.3	293.5	264.6
Interest expense	(55.3)	(26.9)	(13.4)	(7.5)	(5.6)
Other income, net(5)(6)	56.2	28.1	20.2	36.2	66.3
Gain on Janus Exchange and PAS(7)		108.9		32.8
Equity in earnings(losses) of unconsolidated affiliates(4)(8)	5.4	12.5	6.5	(1.5)	11.4
Income before income taxes	322.0	430.1	316.6	353.5	336.7
Income taxes(5)	99.2	109.3	107.6	125.3	120.9
Net income(2)(3)(4)(5)(6)(7)(8)	$222.8	$320.8	$209.0	$228.2	$215.8
Basic earnings per share	$2.66	$2.80	$1.74	$1.86	$1.72
Diluted earnings per share	$2.59	$2.77	$1.72	$1.81	$1.67
Total assets	$3,383.4	$3,198.6	$2,744.2	$2,704.0	$2,552.4
Long-term obligations	1,373.7	1,437.8	379.5	243.4	68.7
Ratio of earnings to fixed charges(9)	5.1	9.3	9.0	12.1	12.1

(1)          The Company’s significant Out-of-Pocket(“OOP”) expenses at the consolidated level include postage and telecommunication expenditures and at the Segment level include print mail services between the Financial

Services and the Output Solutions Segments. For each Segment, total revenues are reported in two categories, operating revenues(which correspond to amounts previously reported) and OOP reimbursements. OOP expenses are included in costs and expenses.

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

(3)          On December 1, 2003, the Company completed the Janus Exchange under which the Company received from Janus 32.3 million shares of DST common stock(27.9% of the outstanding shares) in exchange for all of the stock of a DST subsidiary, OMS, which was part of DST’s Output Solutions Segment. The Company incurred $5.3 million of transaction costs, which are included in the costs and expenses line item.

(4)          In the fourth quarter of 2003, the Company decided to remove the reload feature from all outstanding stock options. Compensation of $5.1 million was paid in cash and $10.4 million was paid in the form of a promise to issue a fixed number of shares of Company stock in the future. This was recorded as compensation expense in 2003.

(5)          In the fourth quarter of 2004, the Company contributed 0.5 million CSC shares with a market value of $28.2 million to the Company’s charitable foundation account. This was recorded as contribution expense in 2004. The related gain on the contributed CSC shares was $11.1 million, which is included in the $34.8 million of net gains mentioned in footnote #7 below. There were tax related benefits of $16.0 million also recognized in relation to the contribution of CSC shares.

(6)          In 2002, a reserve of $10.0 million was established upon the acquisition of lock\line that was to cover a pre-acquisition litigation contingency. During the fourth quarter of 2004, this reserve was reversed.

(7)          Other income consists mainly of interest income, dividends received on investments held by the Company(principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2004, 2003, 2002, 2001 and 2000 amounts include $34.8 million, $9.3 million, $3.5 million, $13.8 million and $41.8 million, respectively, of net gains on securities and other investments. Included in net gains is $6.8 million, $6.1 million, $10.3 million, $9.4 million and $6.2 million of investment impairments for 2004, 2003, 2002, 2001 and 2000, respectively. The 2001 other income amount includes $7.2 million associated with a state sales tax refund. The 2000 other income amount includes a $10.8 million pretax settlement of a legal dispute related to a former equity investment. The settlement agreement resolved all outstanding issues related to this former equity investment.

(8)          In connection with the Janus Exchange, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code, and the Company has not recognized any income tax expense relating to the transaction.

On June 29, 2001, the Company sold its Portfolio Accounting Systems(“PAS”) business to State Street. DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. The Company received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, the Company agreed to provide data processing services for PAS and agreed to a non-compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. The Company recognized a gain of $20.0 million after taxes, deferrals and other expenses.

(9)          In 2004, the Company recognized an impairment charge of $14.7 million related to the carrying values of an unconsolidated affiliate. Also during 2004, two of the Company’s unconsolidated affiliates recognized investment impairments, of which the Company’s proportional share was $5.3 million. The 2002 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.8 million for IFDS U.K. The 2001 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.0 million for BFDS and $3.0 million for IFDS U.K.

(10)   For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income less equity in earnings(losses) of unconsolidated affiliates plus fixed charges and distributed earnings of unconsolidated affiliates. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. The Company has assumed that one-third of rental expense is representative of the interest factor.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the heading “Company-Specific Trends and Risks.” Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

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

The Financial Services Segment’s revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company’s proprietary software applications being processed at the Company’s data centers. The Segment’s revenues are generally based on the number of accounts/subscribers or transactions processed. The Company’s mutual fund and securities processing revenues are dependent upon the number of accounts or transactions processed. The Company’s insurance administration revenues are dependent upon a number of insured/enrolled accounts or transactions processed, and to a lesser degree, based on the customer’s outstanding balances for debt protection programs. The Company also derives revenues from asset balances invested and investment earnings related to customer cash balances maintained in Company bank accounts. The Company receives reinsurance premiums for insurance programs that are provided in association with the Company’s corporate securities processing services and consumer risk transfer programs. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material.

The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily Boston Financial Data Services, Inc. (“BFDS”), International Financial Data Services, U.K. (“IFDS U.K.”), International Financial Data Services, Canada (“IFDS Canada”) and Argus Health Systems, Inc. (“Argus”). The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company’s AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

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

The Investments and Other Segment’s investment income (dividends, interest and net gains on securities) is recorded as other income. Rental income from Company owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company’s other consolidated subsidiaries.

Significant Events

Agreement to Sell EquiServe

The Company announced on October 20, 2004 that it had signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”). Upon closing, the Company will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock. The CPU stock is traded on the Australian Stock Exchange (ASX: CPU). The CPU common stock received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and has a value of approximately U.S. $134 million on February 28, 2005. Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage. The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements. The Company recorded EquiServe operating revenues of $233.8 million, $229.3 million and $264.3 million and Out-of-Pocket (“OOP”) reimbursements of $67.4 million, $70.7 million and $89.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $65 million associated with the transaction. The Company estimates that it will receive approximately $143 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock. The Company believes that the transaction will be slightly dilutive to diluted earnings per share. The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing. The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rate. The transaction is subject to approval from the Office of the Comptroller of Currency. The Company believes the transaction will close during the first half of 2005.

The Company completed the acquisition of EquiServe in 2001. The acquisition was accounted for as a purchase. The Company paid its final installment payment of $45.8 million in March 2004, which included $25.6 million of contingent consideration recorded as goodwill.

Restricted Stock Grant

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For ten senior executive officers, the restricted shares are subject to an earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation. The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of changes pending at the time of the grant in the accounting rules applicable to stock options.

The Company recorded a total of $137.1 million of unearned compensation in relation to the grant. The impact of amortized compensation expense for the year ended December 31, 2004 was $4.5 million. The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009. These estimates assume that all shares will be vested and all performance criteria will be met.

Stock Repurchase Programs

On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007. In 2004, 5.7 million shares were purchased under the existing plans for an average price of $48.48 per share. As of December 31, 2004, the Company had approximately 5.8 million shares remaining to be purchased under these plans.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under this agreement. This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. As of February 28, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $50.97 per share. The shares purchased under these agreements are not included in the shares purchased directly by the Company in the preceding paragraph.

Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which the Company received from Janus 32.3 million shares of Company common stock

(27.9% of the outstanding shares) in exchange for all of the stock of a Company subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of the Company’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and the terms of an August 25, 2003 Exchange Agreement between the Company, Janus and OMS (the “Exchange Agreement”), the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operations business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million Company shares were valued at $34.50 (representing the cash element of the exchange transaction) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS business based on the closing price of Company common stock on December 1, 2003). Accordingly, the Company recognized a gain for financial reporting purposes of $108.9 million from the Janus Exchange.

The Janus Exchange was structured as a tax-free split off in accordance with Sections 368 (a)(1)(D) and 355 of the Internal Revenue Code. The Company has accounted for the transaction as a tax-free reorganization based on two separate tax opinions (the “Tax Opinions”) concerning the transaction. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then the Company could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not made any provision in its financial statements for income taxes and related interest expense in connection with the possibility that the transaction may not be viewed as a tax-free reorganization by the IRS.

OMS’s operating revenues for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $61.4 million and $77.4 million, respectively. OMS’s pre-tax earnings for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $3.7 million and $4.5 million, respectively. OMS has approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

The 32.3 million shares of the Company’s common stock received from the Janus Exchange were covered under a separate authorization and were not part of the Company’s existing authorized share repurchase programs. Under terms of the Company’s November 2003 syndicated line of credit, which was issued in connection with the financing of the Janus Exchange, the 32.3 million shares were retired and contractually required not to be reissued during the term of the credit facility. This has the effect of reducing the Company’s authorized capital from 400 million to 367.7 million shares.

Convertible Debt Offering

In August 2003 the Company issued convertible debentures in order to partially finance the Janus Exchange. The Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004 until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and

August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

The debentures are contingently convertible into shares of the Company’s common stock during any calendar quarter (and only during such calendar quarter) if the closing price of the Company’s common stock, for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price ($58.90 per share). The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Syndicated Line of Credit Facility

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by marketable securities owned by one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. The Company is limited, on an annual basis, to making dividends and repurchasing or redeeming its capital stock and/or settling of forward equity transactions in an aggregate amount in any fiscal year in an amount not to exceed 10.0% of consolidated net tangible assets. In December 2004, the agreement was amended to allow an additional $160 million of share repurchases in 2005 from the after tax proceeds of the EquiServe sale. The Company could also be limited in making dividends based on certain net worth calculations under the Company’s syndicated line of credit. The Company was in compliance with these provisions at December 31, 2004. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined in the revolving credit facility, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not be required to advance additional funds under the facility. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange. At December 31, 2004, the facility allowed for total borrowings of $600 million of which approximately $63 million was unutilized and available to the Company.

lock\line, LLC (“lock\line”)

On August 2, 2002, the Company acquired lock\line for cash. lock\line provides administrative services to support insurance programs for wireless communication devices, extended warranty programs for land line telephone and consumer equipment and event based debt protection programs. lock\line is included in the Financial Services Segment.

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004. Based upon management’s current expectations, the Company expects to pay approximately $4.2 million in contingent consideration in 2005. Goodwill will be increased by the amount of contingent consideration paid.

EquiServe Restructuring

A restructuring provision of $12.5 million was recorded in 2001 for employee severances related to the Company’s acquisition of EquiServe. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations, related to approximately 610 employees, which were separated from the Company as of December 31, 2003.

DST Output Restructuring

The Output Solutions Segment consolidated its operations into three primary facilities and closed certain other smaller facilities. The Segment recorded a charge associated with facility and other consolidations of $10.7 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees across nearly all classifications and locations. Severance costs of $0.1 million, $1.9 million and $1.4 million were paid in 2004, 2003 and 2002, respectively for approximately 395 employees, which were separated from the Company as of December 31, 2003. Approximately $1.6 million of severance reserve relating to approximately 80 employees was not required due to attrition; accordingly, this amount was reversed to cost and expenses in 2004. Facility closure and relocation costs of $0.2 million, $1.3 million and $1.4 million were incurred in 2004, 2003 and 2002, respectively. Approximately $0.6 million in facility closure and relocation costs were not required due to being able to vacate certain locations quicker than anticipated; accordingly, this amount was reversed to cost and expenses in 2004. Leasehold write-offs and asset impairments of $2.2 million were recorded during 2002. Other period costs of $1.0 million and $1.2 million were expensed as incurred during 2003 and 2002. No other period costs were paid in 2004.

New Mutual Fund Clients

In 2004, the Company received commitments from five prospective clients with a total of 7.2 million shareowner accounts and 200,000 401(k) plan participants. The conversions are planned to occur throughout 2005.

Termination of Employee Stock Option Reload Feature

The Company’s stock option plan permits option holders to use Company shares to exercise their options, and also contains a feature that allows for reload stock options. The reload feature was included in stock options granted from February 29, 2000 through October 7, 2003 to encourage associates to accumulate stock ownership through periodic exercises of stock options using Company shares owned. The reload feature provided for an automatic grant of a new stock option at the then current market price for the number of Company shares tendered in the exercise and the number of Company shares withheld to satisfy income tax withholdings. Under its current accounting policies at the time, the Company was not required to record a compensation charge for stock option grants and automatic grants of reload stock options. Under proposed accounting rules being discussed at the time, the Financial Accounting Standards Board (“FASB”) had determined that, for accounting purposes, all reload stock option grants would be treated as new grants and would therefore require a separate compensation charge for each reload grant. This accounting treatment created an uncertainty surrounding both the timing and amount of compensation expense associated with reload stock option activity because the Company would be unable to control or estimate how many reloadable stock options could be exercised in the future, or the impact on the Company’s financial statements of the expensing of reload options.

The Compensation Committee of the Company’s Board of Directors determined that it was in the best interest of the Company to eliminate this uncertainty from future financial results. The reload feature was removed from all outstanding stock options in the fourth quarter 2003. Options with reload features covered approximately 13.8 million shares of Company stock. The Company compensated optionees who had reload stock options for the termination of the reload feature from their stock options. The compensation was paid in one of two forms. Optionees received either cash in December 2003, or the promise to receive a fixed number of shares of Company stock in the future. The form of compensation depended on the number of reload options held by the optionee. The Company recorded, in the fourth quarter 2003 a pre-tax charge of approximately $15.5 million related to the termination of the reload feature from outstanding stock options. No additional charges are expected in connection with the termination of the reload feature. The charge has been reflected in costs and expenses for each of the respective Segments. The shares to be issued in the future as compensation for termination of the reload feature are treated as outstanding for purposes of calculating diluted earnings per share. The Company does not expect to include a reload feature in any stock options that may be issued in the future.

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

The Company has no arrangements of the types described in the first three categories that it believes may have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. Certain guarantees that the Company does not expect to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity, or results of operations are disclosed in Note 15 to the consolidated financial statements included in Item 8 of this report.

The Company may have obligations arising out of variable interests in unconsolidated entities. See FIN 46 discussion below related to these variable interests.

FIN 46

In December 2003, the revised FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued, which requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.4 million at December 31, 2004) from the Company’s captive insurance company. The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary. The Company entered into two real estate joint ventures during 2004. The Company has determined that these ventures are not variable interest entities.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services, Luxembourg); and Argus. Each of these operating joint ventures was formed prior to February 1, 2003. The Company’s FIN 46 analyses of these operating joint ventures indicate that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46. Accordingly, the Company does not consolidate the operating results of these operating joint ventures.

New Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) (revised 2004). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair value method been applied. The Company will apply SFAS No. 123R as of the first interim reporting period that begins after June 15, 2005 and expects to use the modified prospective method, effective July 1, 2005, to adopt the standard. The Company is currently evaluating the impact of SFAS No. 123R, and, based on preliminary analysis, expects to incur approximately $3 million in additional compensation expense from July 1, 2005 through December 31, 2005 as a result of this new accounting standard.

In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF is effective for reporting periods ending after December 15, 2004. Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock. Related to the Company’s convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company’s average daily stock price for the quarter did not exceed $49.08, there was no impact on the calculation of diluted earnings per share from the adoption of EITF 04-08. There was no impact on the Company’s calculated diluted earnings per share for any historical periods due to the adoption of EITF 04-08. EITF 04-08 will affect the Company’s calculation of diluted earnings per share if the Company’s average daily share price for a quarter is between $49.08 and $58.90 per share.

There is a proposed accounting standard that involves an amendment to the SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share. The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128. The proposed amendment to SFAS 128 is expected to be issued in the second quarter 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations. This would require the Company to restate its 2003 and 2004 diluted earnings per share calculations. Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this method, diluted earnings per share would have been $2.39 and $2.69 for the years ended December 31, 2004 and 2003, respectively, as compared to the reported amounts of $2.59 and $2.77.

The proposed change in accounting principles does not affect the Company’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof. They would affect the calculation of diluted earnings per share during the period the debentures are outstanding.

The estimated impact of this new accounting standard reflects the Company’s current views. There may be material differences between these estimates and the actual impact of the standard.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition, results of operations and cash flows are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company’s revenues are due six months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due. If a contract includes multiple elements, including one or more undelivered element, or if the agreement includes contingent revenue, the Company delays revenue recognition until undelivered elements are delivered and revenue contingencies expire.

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

Software capitalization and amortization

The Company makes substantial investments in software to enhance the functionality and facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company is required to capitalize software development costs under two separate accounting pronouncements. The first, SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” applies to software that will be sold or delivered to third parties and requires capitalization of research and development costs after technological feasibility has been established and management is committed to funding the project. The second pronouncement, Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires capitalization of certain development costs after the design has been approved and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life, which is dependent on the nature of the project. Excluding Fairway, the Company has assigned lives of three to seven years for capitalized software development. The Company assigned an estimated economic life of 10 years for capitalized Fairway development costs, due to management’s estimate of when the base functionality will be replaced through enhancements or upgrades. The Company will continue to incur costs related to the new Fairway system; however, upon the closing of the pending EquiServe sale, these costs will be reimbursable. The Fairway system is expected to be impaired concurrent with the closing of the pending sale of EquiServe.

Significant management judgment is required in determining what projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically analyzes software development projects and analyzes the percentage of completion as compared to the initial plan and subsequent forecasts, milestones achieved and the commitment to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs.

Depreciation of fixed assets

The Company’s philosophy on personal property, specifically data processing equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: 1) non-mainframe equipment—three years; 2) mainframe central processing unit—four years; and 3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, on a straight-line basis. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

Valuation of long-lived and intangible assets and goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on gross cash flows.

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

At December 31, 2004, the Company had $1,112.8 million of long-lived and intangible assets and goodwill on its consolidated balance sheet. Upon the closing of the pending sale of EquiServe, this balance will decrease by $247.0 million.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which are comprised principally of investments in State Street and Computer Sciences Corporation (“CSC”); and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus, Wall Street Access, LLC and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2004, the Company had approximately $1.2 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. At December 31, 2004, the

Company’s available-for-sale securities had gross unrealized holding gains of $681.7 million and gross unrealized holding losses of $0.4 million.

The impact of a 10% change in fair value of these investments would be approximately $73.2 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control and for all investments in partnerships and similar interests in which the Company does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company’s investment and advances to the unconsolidated affiliate. The Company’s carrying value of unconsolidated affiliates approximates its pro-rata share of the unconsolidated affiliate’s net tangible assets.

In 2004, the Company recognized a $14.7 million impairment charge on related to a 20% owned unconsolidated affiliate. Although the Company does not expect that it will need to record any additional impairment charges for its investments in unconsolidated affiliates, future adverse changes in market conditions or poor operating results of unconsolidated affiliates could result in losses or an inability to recover the carrying value of the unconsolidated affiliate investment that may not be reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future. This could have a material effect on the Company’s financial position.

Results of Operations

The following table summarizes the Company’s operating results (millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Revenues
Operating revenues
Financial Services	$1,141.8	$1,060.5	$970.8
Output Solutions	453.9	534.1	567.8
Customer Management	188.3	180.2	177.5
Investments and Other	65.3	59.8	54.8
Eliminations	(117.3)	(109.7)	(113.0)
	1,732.0	1,724.9	1,657.9
% change from prior year	0.4%	4.0%	0.1%
Out-of-pocket reimbursements
Financial Services	153.6	126.8	143.9
Output Solutions	570.7	589.8	606.6
Customer Management	53.5	61.5	64.4
Investments and Other	0.4	0.5	0.6
Eliminations	(81.6)	(87.2)	(89.6)
	696.6	691.4	725.9
% change from prior year	0.8%	(4.8)%	0.2%
Total revenues	$2,428.6	$2,416.3	$2,383.8
% change from prior year	0.5%	1.4%	0.1%
Income (Loss) from operations
Financial Services	$281.6	$257.2	$252.9
Output Solutions	21.2	11.9	23.1
Customer Management	27.2	27.9	20.1
Investments and Other	(14.3)	10.5	7.2
	315.7	307.5	303.3
Interest expense	(55.3)	(26.9)	(13.4)
Other income, net	56.2	28.1	20.2
Gain on Janus Exchange		108.9
Equity in earnings of unconsolidated affiliates, net of income taxes	5.4	12.5	6.5
Income before income taxes	322.0	430.1	316.6
Income taxes	99.2	109.3	107.6
Net income	$222.8	$320.8	$209.0
Basic earnings per share	$2.66	$2.80	$1.74
Diluted earnings per share	$2.59	$2.77	$1.72

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) increased $12.3 million or 0.5% in 2004 and $32.5 million or 1.4% in 2003. Consolidated operating revenues increased $7.1 million or 0.4% in 2004 and $67.0 million or 4.0% in 2003. Consolidated revenue growth in 2004 was primarily a result of higher Financial Services Segment revenues offset by the decline in the Output Solutions Segment. 2004 Consolidated and Output Solutions Segment revenue were adversely impacted from the absence of OMS revenues as a result of the Janus Exchange. Consolidated revenue growth in 2003 was primarily a result of higher Financial Services Segments revenues. In 2003, consolidated and Financial Services Segment operating revenues were affected by the inclusion of revenues from lock\line, acquired August 2, 2002.

Financial Services Segment total revenues increased $108.1 million or 9.1% in 2004. Financial Services Segment operating revenues increased $81.3 million or 7.7% in 2004. The 2004 Financial Services Segment operating revenues growth resulted from increased U.S. operating revenues of $65.6 million or 7.0%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 4.9% to 92.2 million at December 31, 2004, increased lock\line related revenues from increases in supported customers and expanded service offerings. Financial Services Segment total revenues increased $72.6 million or 6.5% in 2003. Financial Services Segment operating revenues increased $89.7 million or 9.2% in 2003. The 2003 Financial Services Segment operating revenues growth resulted from increased U.S. operating revenues of $67.1 million or 7.7%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 9.9% to 87.9 million at December 31, 2003 and the inclusion of lock\line revenues, partially offset by a decrease in EquiServe revenues from lower demutualization activity and lower revenues from slower general market activity.

Output Solutions Segment total revenues decreased $99.3 million or 8.8% in 2004 and decreased $50.5 million or 4.3% in 2003. Output Solutions Segment operating revenues decreased $80.2 million or 15.0% in 2004 and $33.7 million or 5.9% in 2003. The operating revenue decline in 2004 resulted principally from the absence of OMS revenues as a result of the Janus Exchange ($61.4 million of OMS revenues were recorded in 2003) and lower revenues from the loss of a telecommunications client along with lower mutual fund and brokerage revenues, partially offset by increased revenues in the banking and transportation industries. The operating revenue decline in 2003 resulted from lower telecommunications, mutual fund, brokerage and healthcare industries’ revenue.

Customer Management Segment total revenues remained essentially unchanged in 2004 and 2003. Customer Management Segment operating revenues increased $8.1 million or 4.5% in 2004 and increased $2.7 million or 1.5% in 2003. The increase in operating revenues for 2004 is primarily due to an increase in processing and software service revenues of $3.6 million primarily from higher software development revenues and a $4.5 million increase in equipment sales. The increase in operating revenues for 2003 is primarily due to an increase in processing and software service revenues of $7.2 million, partially offset by a decrease in equipment sales of $4.5 million.

Investments and Other Segment total revenues increased $5.4 million or 9.0% in 2004 and $4.9 million or 8.8% in 2003. Investments and Other Segment operating revenues increased $5.5 million or 9.2% in 2004 and $5.0 million or 9.1% in 2003. Segment operating revenues are primarily rental income for facilities leased to the Company’s operating segments. The increase in 2004 and 2003 is primarily attributable to increased real estate leasing activity.

Income from operations

Consolidated income from operations increased $8.2 million or 2.7% in 2004 and $4.2 million or 1.4% in 2003. U.S. income from operations increased $18.1 million or 7.0% in 2004 and decreased $11.2 million or 4.2% in 2003. International income from operations decreased $9.9 million or 19.7% in 2004 and increased $15.4 million or 44.1% in 2003. In 2004, consolidated income from operations increased primarily from the Financial Services and Output Solutions Segments offset by Investments and Other Segment. Consolidated income from operations in 2004 were favorably affected from a $10.0 million litigation contingency reserve reversal and negatively affected from a $4.5 million compensation charge from the November 2004 restricted stock grant. In 2003, consolidated income from operations were adversely impacted from the inclusion of $15.5 million of compensation charges related to the termination of the reload feature from outstanding stock options within all segments and $2.6 million of costs related to facility and other consolidations within the Output Solutions Segment.

Financial Services Segment income from operations increased $24.4 million or 9.5% in 2004 and $4.3 million or 1.7% in 2003. Financial Services Segment income from operations for 2004 increased as a result of higher operating revenues of $81.3 million primarily from increased mutual fund shareowner servicing, higher lock\line related revenues and the reversal of a $10.0 million subsidiary pre-acquisition contingency litigation reserve. This was partially offset by increased personnel costs of $34.1 million primarily to support new product development, increased lock\line related revenues and $3.1 million related to the restricted stock grant along with increased depreciation and amortization expense, primarily attributable to depreciation of capital costs for the Company’s Recovery Data Center. Financial Services Segment income from operations for 2003 increased primarily from higher operating revenues of $89.7 million primarily from increased mutual fund shareowner servicing, international software license revenues and the full year inclusion of lock\line, partially offset by higher costs and expenses of $58.9 million primarily from the full year inclusion of lock\line, higher increased new systems development and implementation costs on new applications, a compensation charge of $11.5 million associated with the termination of the employee stock option reload feature and lower EquiServe costs and expense from reduced demutualization activities.

Output Solutions Segment income from operations increased $9.2 million or 77.3% in 2004 and decreased $11.2 million or 48.5% in 2003. The increase in 2004 resulted primarily from lower costs and expenses from cost containment activities. Costs and expenses in 2004 decreased $100.7 million, reflecting the absence of OMS costs and expenses and cost containment activities, partially offset by additional compensation expense of $0.8 million related to the November 2004 restricted stock grant. The decline in 2003 resulted primarily from lower operating revenues of $50.5 million across multiple industries, partially offset by lower costs and expenses of $37.1 million and lower depreciation and amortization of $2.2 million. Included in the 2003 costs and expenses are $2.6 million of costs associated with facility and other consolidations and $2.1 million in compensation charges related to the termination of the reload feature from outstanding stock options.

Customer Management Segment income from operations decreased $0.6 million or 2.2% in 2004 and $7.8 million or 38.8% in 2003. The decrease in 2004 was primarily attributable to increased operating revenues offset by increased personnel costs and expenses of $15.1 million attributable to higher costs associated with Collabrent along with additional compensation expense of $0.4 million related to the November 2004 restricted stock grant. In 2004, depreciation expense increased slightly due to the initial amortization of capitalized software for the first operational components of Collabrent. The increase in 2003 income from operations was primarily attributable to lower costs and expense of $7.2 million and lower depreciation and amortization of $0.8 million. Included in the 2003 costs and expenses are $1.3 million in compensation charges related to the termination of the reload feature from outstanding stock options.

Investments and Other Segment income from operations decreased $24.8 million or 236.2% in 2004 and increased $3.3 million or 45.8% in 2003. The decrease in the 2004 is primarily due to a contribution of marketable securities, valued at $28.2 million, to the Company’s charitable foundation account and additional compensation expense of $0.1 million related to the November 2004 restricted stock grant. Included in the 2003 costs and expenses are $0.3 million in compensation charges related to the termination of the reload feature from outstanding stock options.

Interest expense

Interest expense was $55.3 million in 2004 compared to $26.9 million in 2003 and $13.4 million in 2002. The increase in 2004 was primarily a result of the $840 million of convertible debentures issued in August 2003 and higher borrowings on the syndicated line of credit facility, principally to finance the Janus Exchange and share repurchases along with higher interest rates. The increase in 2003 was primarily a result of the issuance of the $840 million convertible debentures. The interest rate related to the Company’s $840 million of convertible debentures is fixed, while the interest rate related to the Company’s $650 million syndicated line of credit facility is variable. The Company expects that the variable interest rate will continue to increase in 2005.

Other income, net

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2004, 2003 and 2002 amounts include $34.8 million, $9.3 million and $3.5 million, respectively, of net gains on securities and other investments. Included in net gains are $6.8 million, $6.1 million and $10.3 million of investment impairments for 2004, 2003 and 2002, respectively.

Gain on Janus Exchange

For financial reporting purposes, 28.97 million of the Company shares received by the Company in the Janus Exchange were valued at $34.50 (representing the cash element of the exchange transaction) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of the OMS business based on the closing price of Company common stock on December 1, 2003). Accordingly, the Company recognized a gain of $108.9 million in 2003 for financial reporting purposes from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision for income tax expense or interest expense relating to the transaction in the event the tax-free reorganization is disputed by the Internal Revenue Service.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2004, 2003 and 2002 is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
BFDS	$10.9	$9.7	$5.4
IFDS U.K.	4.6	(1.7)	(1.9)
IFDS Canada	3.5	2.4	1.5
Other	(13.6)	2.1	1.5
	$5.4	$12.5	$6.5

Equity in earnings of unconsolidated affiliates decreased $7.1 million in 2004. Increased earnings at BFDS resulting from higher revenues from client additions was partially offset by an investment impairment charge. Excluding the impairment charge and the favorable finalization of the leasehold obligation, equity in earnings of BFDS would have been $13.6 million. IFDS U.K. 2004 results improved primarily due to higher levels of accounts serviced and the favorable finalization of certain leasehold obligations originally established at the time of property abandonment offset by an investment impairment charge. Excluding the impairment charge, equity in IFDS U.K. would have been $7.2 million. IFDS U.K. 2004 results reflect an increase in accounts serviced to 5.3 million at December 31, 2004, which is 0.7 million or 15.2% above year end 2003 levels. IFDS Canada earnings increased in 2004 from higher revenues from new business, partially offset by increased costs of operations. Accounts serviced by IFDS Canada were 6.2 million at December 31, 2004, an increase of 3.5 million or 129.6% from year end 2003 levels which include the conversion in December, 2004, of a client with 3.0 million accounts from a facility management arrangement to a remote processing arrangement. The reduction in 2004 earnings from Other unconsolidated affiliates is primarily due to a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

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

Income taxes

The Company’s effective tax rate was 30.8%, 25.4% and 34.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The reduction in the 2004 tax rate from the Federal statutory tax rate of 35% is primarily the result of tax benefits realized from the charitable contribution of marketable securities and rehabilitation credits associated with certain real estate activities. The 2003 Janus Exchange decreased the effective tax rate by 8.6% as compared to the prior year. The tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. Accordingly, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. As a consequence, the Company is not in a position to assess the potential impact of the Act on the Company’s future tax expense.

Net income

Included in net income for 2004 were pretax gains of $50.0 million resulting from $34.8 million of net gains on securities sold or contributed and a $10.0 million pretax reversal of a pre-acquisition contingency reserve, partially offset by $20.0 million of pretax unconsolidated affiliate impairment charges. Included in net income for 2003 were pretax gains of $100.1 million resulting from $108.9 million of net gains associated with the Janus Exchange and $9.3 million of net pretax gains on securities, partially offset by $15.5 million of pretax compensation costs associated with termination of the reload feature of employee stock options and pretax costs of $2.6 million for facility and other consolidations. Included in net income for 2002 were pretax losses of $10.3 million, primarily related to $12.0 million of pretax costs associated with facility and other consolidations within the Output Solutions Segment and $1.8 million of pretax costs related to joint venture lease abandonment charges, partially offset by $3.5 million of net pretax gains on securities.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for 2004 increased 9.1% over 2003 to $1,295.4 million. Segment operating revenues for 2004 increased 7.7% over 2003 to $1,141.8 million. U.S. Financial Services operating revenues increased 7.0% to $1,003.1 million in 2004 primarily from increased U.S. mutual fund servicing revenues and increased lock\line revenue from increases in supported customers and expanded service offerings. U.S. mutual fund servicing revenues for 2004 increased 4.2% over 2003 as U.S. mutual fund shareowner accounts processed increased 4.9% from 87.9 million at December 31, 2003 to 92.2 million at December 31, 2004. Active U.S. AWD workstations were 66,600 at December 31, 2004, an increase of 10.3% over year end 2003 levels.

Segment operating revenues from international operations for 2004 increased 12.8% to $138.7 million. This increase is principally from higher software license and maintenance revenues and higher foreign currency exchange rates. Active international AWD workstations were 29,800 at December 31, 2004, an increase of 12.0% over year end 2003 levels.

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

Costs and expenses

Financial Services Segment costs and expenses for 2004 increased 8.4% over 2003 to $905.4 million. This increase was primarily attributable to higher OOP expenses associated with higher OOP revenues, increased lock\line costs to support revenue growth and additional compensation expense of $3.1 million related to the November 2004 restricted stock grant, partially offset by the reversal of a $10.0 million subsidiary pre-acquisition contingency litigation reserve. Personnel costs in 2004 increased 6.2% over 2003 principally from an increase of $12.7 million of lock\line expenses for personnel growth.

Financial Services Segment costs and expenses for 2003 increased 7.6% over 2002 to $835.0 million. This increase was primarily attributable to increased personnel costs and costs related to new systems development and implementations. Personnel costs in 2003 increased 14.5% over 2002 principally from an increase of $21.6 million from the inclusion of lock\line for the full year of 2003, an increase of $16.9 million from increased mutual fund servicing and a compensation charge of $11.5 million associated with the termination of the employee stock option reload feature.

Depreciation and amortization

Financial Services Segment depreciation and amortization for 2004 and 2003 increased 14.0% to $108.4 million and 11.0% to $95.1 million, respectively, over the comparable prior year period. The increase in 2004 is primarily attributable to depreciation of capital costs for the Company’s Recovery Data Center which became operational in December 2003. The increase in 2003 is primarily as a result of the inclusion of a full year of lock\line and capital costs for the Company’s Recovery Data Center, which became operational during the fourth quarter of 2003.

The Segment also continues to incur amortization for capitalized costs related to the new Fairway system. As additional work is completed and more costs are capitalized, depreciation will increase as it relates to Fairway. The Company has assigned a 10 year life to Fairway for amortization purposes. The Fairway system is expected to be impaired concurrent with the closing of the pending sale of EquiServe.

Income from operations

Financial Services Segment income from operations for 2004 and 2003 increased 9.5% to $281.6 million and 1.7% to $257.2 million, respectively, over the comparable prior year. The increase in 2004 is principally from higher operating revenues and the reversal of the subsidiary pre-acquisition litigation reserve, partially offset by higher lock\line related costs and $3.1 million of compensation expenses associated with the November 2004 restricted stock grant.

The increase in 2003 income from operations is principally from higher U.S. mutual fund servicing revenues, increased income from the acquisition of lock\line and increased international software license revenues of $12.5 million, partially offset by lower EquiServe costs and expenses from reduced demutualization activities, a compensation charge of $11.5 million associated with the termination of the employee stock option reload feature and increased new systems development and implementation costs.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for 2004 decreased 8.8% to $1,024.6 million compared to 2003. Operating revenues in 2004 decreased 15.0% to $453.9 million compared to 2003. The decline in operating revenues was primarily due to the exclusion of OMS revenues and lower mutual fund and brokerage revenues, partially offset by higher transportation industry revenues. Out-of-pocket revenues decreased 3.2% to $570.7 million compared to 2003 primarily from lower volumes.

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

Costs and expenses

Output Solutions Segment costs and expenses for 2004 decreased 9.4% to $975.3 million over 2003. The decrease is primarily related to the absence of OMS costs and expenses, lower personnel costs and other cost containment activities, partially offset by additional compensation expense of $0.8 million related to the November 2004 restricted stock grant. Personnel costs in 2004 decreased 14.8% from 2003 primarily due to a decrease of $22.3 million from the absence of OMS and $7.3 million due to reduced headcount and cost containment activities, partially offset by the restricted stock grant.

Segment costs and expenses for 2003 decreased 3.3% to $1,076.0 million as compared to 2002. The decrease is primarily related to lower costs due to decreased operating revenues and out-of-pocket revenues and $12.0 million of costs related to facility and other consolidations being recorded in 2002, partially offset by 2003 costs associated with facility and other consolidations of $2.6 million and a charge of $2.1 million associated with the termination of the employee stock option reload feature. Personnel costs in 2003 decreased 2.5% from 2002 primarily due to reduced headcount from the facility consolidation effort.

Depreciation and amortization

Output Solutions Segment depreciation and amortization decreased 21.7% to $28.2 million in 2004. The decrease is primarily due to the exclusion of OMS and from both lower capital expenditures of approximately $3.8 million and the timing of capital expenditures, of which the majority occurred during the fourth quarter of 2004. Segment depreciation and amortization decreased 5.8% to $36.0 million in 2003. The decrease is primarily due to lower capital expenditures.

Income from operations

Output Solutions Segment income from operations increased 77.3% to $21.1 million and decreased 48.7% to $11.9 million for 2004 and 2003, respectively. The 2004 increase was primarily due to cost containment activities. The 2003 decrease was primarily related to lower operating revenues, costs associated with facility and other consolidations of $2.6 million and a compensation charge of $2.1 million associated with the termination of the employee stock option reload feature.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment total revenues for 2004 were $241.8 million, essentially unchanged compared to 2003. Segment operating revenues for 2004 increased 4.5% to $188.3 million as compared to 2003. Processing and software service revenues increased 2.0% to $180.9 million in 2004. Equipment sales increased 155.2% to $7.4 million in 2004. Total cable and satellite subscribers serviced were 37.4 million at December 31, 2004, a decrease of 4.8% compared to year end 2003 levels, principally from a net decrease of satellite subscribers serviced.

Customer Management Segment total revenues for 2003 were $241.7 million, essentially unchanged compared to 2002. Segment operating revenues for 2003 increased 1.5% to $180.2 million as compared to 2002. Processing and software service revenues increased 4.2% to $177.3 million in 2003. Equipment sales decreased 60.8% to $4.5 million in 2003. Total cable and satellite subscribers serviced were 39.3 million at December 31, 2003 a decrease of 4.4% compared to year end 2002 levels, principally from a net decrease in U.S. cable subscribers serviced.

Costs and expenses

Customer Management Segment costs and expenses for 2004 and 2003 increased 0.1% to $207.6 million and decreased 3.4% to $207.3 million, respectively, over the comparable prior year. The increase in 2004 is attributable to increased costs associated with Collabrent and additional compensation expense of $0.4 million related to the November 2004 restricted stock grant. The decrease in 2003 is attributable to lower processing costs of $4.6 million primarily from lower U.S. cable subscribers, lower equipment costs of $3.2 million from lower equipment sales and other cost containment activities, partially offset by increased personnel costs of $7.7 million primarily from increased system development activities and a compensation charge of $1.3 million associated with the termination of the employee stock option reload feature.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2004 and 2003 increased 6.2% to $6.9 million and decreased 11.0% to $6.5 million, respectively, over the comparable prior year. The 2004 increase was primarily due to the amortization of capitalized software for the first operational components of Collabrent. The 2003 decrease is primarily due to lower capital expenditures from cost containment activities.

The first components of Collabrent were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time. The Company has assigned a seven year life to Collabrent for amortization purposes.

Income from operations

Customer Management Segment income from operations decreased $0.6 million and increased $7.8 million in 2004 and 2003, respectively. The decrease in income from operations in 2004 was attributable to higher personnel costs associated with Collabrent, the November 2004 restricted stock grant and higher depreciation costs associated with Collabrent. The increase in income from operations in 2003 was attributable to an increase in processing and software revenues of $7.2 million and a decrease in processing costs of $4.6 million, partially offset by a decrease in equipment revenues of $4.5 million and a compensation charge of $1.3 million associated with the termination of the employee stock option reload feature.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues totaled $65.7 million, $60.3 million and $55.4 million in 2004, 2003 and 2002, respectively. Segment operating revenues totaled $65.3 million, $59.8 million and $54.8 million in 2004, 2003 and 2002, respectively, and are primarily derived from real estate activities. Real estate operating revenues of $64.8 million, $59.3 million and $54.4 million in 2004, 2003 and 2002, respectively, were primarily derived from the lease of facilities to the Company’s other business Segments.

Costs and expenses

Investments and Other Segment costs and expenses increased $28.0 million in 2004 and $1.4 million in 2003. The increase in 2004 was due to a contribution of marketable securities, valued at $28.2 million, to the Company’s charitable foundation account and additional compensation expense of $0.1 million related to the November 2004 restricted stock grant. The increase in 2003 was primarily a result of additional real estate activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $2.2 million in 2004 and $0.2 million in 2003 as a result of increased depreciation related to additional real estate investments.

Income from operations

Investments and Other Segment loss from operations was $14.3 million in 2004. The segment had income from operations of $10.5 million and $7.2 million in 2003 and 2002, respectively. The 2004 amount decreased primarily due to the contribution of marketable securities to the Company’s charitable foundation account. The 2003 and 2002 amount increased primarily due to higher real estate revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity is cash provided by operations. Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt. Information on the Company’s consolidated cash flows for the years 2004, 2003 and 2002 is presented in the consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

The Company’s cash flow from operating activities totaled $396.9 million, $371.4 million and $393.4 million in 2004, 2003 and 2002, respectively. Operating cash flows of $396.9 million in 2004 resulted principally from net income of $222.8 million plus net non-cash charges included in net income of $198.7 million (principally $158.5 million of depreciation and amortization, a $64.3 million increase in deferred income taxes offset by $23.2 million realized gains on investments), offset by an increase in working capital of $24.6 million (principally an increase in trade accounts receivable of $79.2 million and an increase in other operating assets of $4.1 million offset by an increase in accounts payable and other operating liabilities of $40.8 million). Deferred income taxes increased primarily as a result of depreciation, amortization and other items (including certain prepaids and contingent interest accruals) deducted for tax and not yet expensed for books and the change in the unrealized gain on marketable securities. Trade accounts receivable and accounts payable increased primarily as a result of the timing of billing and accruing for certain insurance premiums to be collected by lock\line and to be remitted to an unrelated commercial insurance company. The Company had $108.6 million of cash and cash equivalents at December 31, 2004.

Research and Development

The Company’s research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $251.6 million, $216.0 million and $189.6 million in 2004, 2003 and 2002, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $61.9 million, $61.8 million and $45.2 million was capitalized and included in Investing Activities in 2004, 2003 and 2002, respectively. Client funded software development and maintenance expenditures totaled $19.7 million, $17.5 million and $23.3 million for 2004, 2003 and 2002, respectively.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company has initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts. The Company had $75.2 million and $63.4 million of transfer agency investments and deposits at December 31, 2004 and 2003, respectively.

Customer Deposits

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the initial impact on cash flow.

Investing Activities

Cash flows used in investing activities totaled $178.7 million, $241.5 million and $431.2 million in 2004, 2003 and 2002, respectively. The Company continues to make significant investments in capital equipment, software, systems and facilities.

Capital Expenditures

During the years ended December 31, 2004, 2003 and 2002, the Company expended $182.6 million, $264.3 million and $216.8 million, respectively, in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders. Of this total, $42.1 million, $89.5 million and $67.9 million during 2004, 2003 and 2002, respectively, related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements. Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $61.9 million, $61.8 million and $45.2 million in 2004, 2003 and 2002, respectively. Capital expenditures for 2004, 2003 and 2002 include $8.7 million, $3.5 million and $3.4 million for assets placed in service in 2003, 2002 and 2001, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $50.1 million, $17.3 million and $54.2 million of investments in available-for-sale securities in 2004, 2003 and 2002, respectively, and made $25.9 million, $36.1 million and $36.6 million of advances to unconsolidated affiliates and other investments. During 2004, 2003 and 2002, the Company received $92.8 million, $64.7 million and $38.3 million, respectively, from the sale of investments in available-for-sale securities and received $3.4 million, $5.0 million and $22.1 million during 2004, 2003 and 2002, respectively, from the sale and maturities of other investments. Gross realized gains of $43.4 million, $11.0 million and $10.1 million and gross losses of $1.5 million, $4.5 million and $9.5 million, were recorded in 2004, 2003 and 2002, respectively, from available-for-sale securities. In addition, the Company expended approximately $25.6 million, $2.3 million and $188.1 million during 2004, 2003 and 2002, respectively, for acquisitions of subsidiaries, net of cash acquired.

Financing Activities

Cash flows used in (provided by) financing activities totaled $212.0 million, $119.8 million and $(45.7) million in 2004, 2003 and 2002, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $55.4 million, $16.3 million and $33.0 million from the issuance of common stock under the Company’s Employee Stock Purchase Plan and from the exercise of employee stock options in 2004, 2003 and 2002, respectively. The Company repurchased $285.5 million, $143.2 million and $114.3 million of common stock under the Company’s stock repurchase plan and for requested share withholdings for tax payments related to stock option exercises in 2004, 2003 and 2002, respectively.

Under previously announced stock repurchase programs, the Company expended $276.4 million for approximately 5.7 million shares, $142.3 million for approximately 4.2 million shares and $99.7 million for approximately 2.5 million shares in 2004, 2003 and 2002, respectively. Shares received in exchange for tax withholding obligations arising from exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises were $9.1 million, $0.9 million, and $14.6 million in 2004, 2003 and 2002, respectively. The purchase of the shares was financed from cash flows from operations, sale of available-for-sale securities and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2004, the Company had 5.8 million shares remaining to be purchased under these programs and had purchased 25.8 million shares since the programs commenced.

The Company’s prior stock repurchase program expired on February 29, 2004. On February 26, 2004, the Company’s Board of Directors authorized a new stock repurchase plan beginning March 1, 2004. On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the six million share repurchase plan authorized on February 26, 2004. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007. At December 31, 2004, the Company had purchased 5.7 million shares at an average price of $48.48 per share since the program commenced.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under this agreement. This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. As of February 28, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $50.97 per share. The shares purchased under these agreements are not included in the shares purchased directly by the Company in the preceding paragraph.

Debt Activity

The Company has used four primary sources of debt financing: 1) Parent Company Syndicated line of credit facility; 2) Parent Company convertible debentures; 3) Subsidiary line of credit facility; and 4) Real estate secured promissory notes. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. Net borrowings from the Company’s line of credit facilities totaled $94.6 million, $238.2 million and $82.2 million for 2004, 2003 and 2002, respectively. The Company issued $840 million of convertible debentures in 2003. The Company borrowed $7.0 million and $106.5 million through the issuance of secured promissory notes in 2003 and 2002, respectively. The Company had bridge loans of $100 million in both 2003 and 2002. The Company had $1,482.9 million and $1,464.7 million of debt outstanding at December 31, 2004 and 2003, respectively.

Parent Company Syndicated Line of Credit Facility

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by certain assets of one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. Payment of dividends and any repurchase or redemption of the Company’s capital stock and/or settlement of forward equity transactions is limited in any fiscal year to an aggregate amount not to exceed 10.0% of consolidated net tangible assets. In December 2004, the agreement was amended to allow an additional $160 million of share repurchases in 2005 from the after tax proceeds of the EquiServe sale. The Company could also be limited in making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. The Company was in compliance with these provisions at December 31, 2004. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined in the revolving credit facility, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not advance additional funds under the facility. The facility is secured by marketable securities owned by one of the Company’s subsidiaries. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange. The Company made payments of $50 million in 2004 against the principal in accordance with the agreement. The Company had approximately $63 million available under this facility at December 31, 2004.

Parent Company Convertible Debentures

In August 2003, the Company issued convertible debentures in order to partially finance the Janus Exchange. The Company received net proceeds from the issuance of convertible senior debentures of $819 million (net of debt issuance costs of $21 million). The Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004 until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on

August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Subsidiary line of credit facility

One of the Company’s subsidiaries maintains a $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature November 2006. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The line of credit is collateralized by certain securities held by the subsidiary and requires that the principal amount outstanding not exceed a defined borrowing base.

Net borrowings (payments) under this line of credit totaled $(1.3) million, $(47.3) million and $5.6 million for 2004, 2003 and 2002, respectively, and there were no amounts outstanding at December 31, 2004.

Real estate subsidiaries secured promissory notes

In September 2002, one of the Company’s subsidiaries borrowed $106.4 million through the issuance of secured promissory notes scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreement. Payments of principal and interest are made monthly, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The secured promissory notes are secured by real property owned by the Company. This subsidiary borrowed an additional $7.0 million in September 2003.

Bridge loans

In the second quarter of 2003, the Company borrowed $100 million relating to the repurchase of its common stock. This note was retired in 2003 from proceeds of the convertible debentures.

During the third quarter 2002, the Company borrowed $100 million under a short-term bridge loan, which was repaid December 30, 2002 by drawing on the Company’s $315 million facility. Terms and conditions of the bridge loan were similar to the $315 million syndicated facility.

Significant Transactions

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture plans to develop approximately 1.1 million square feet of office space intended to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. At December 31, 2004, equity equal to $22 million had been contributed equally by both partners.

The non-recourse bonds will bear interest on the unpaid principal amount thereof at a per annum rate equal to three-month LIBOR plus 40 basis points. The real estate joint venture entered into an interest rate swap agreement to fix the interest expense at 6.2% over the life of the bonds. The Company was not a party to this transaction. The Company records its proportional share of any unrealized gain (loss) associated with the interest rate swap in Other Comprehensive Income.

The real estate joint venture partners have committed aggregate additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that expire beginning in 2007 through 2008. The Company is responsible for $29 million of the letters of credit. At December 31, 2004, there were no outstanding borrowings against the letters of credit.

lock\line

The August 2, 2002 acquisition of lock\line was accounted for as a purchase. The results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing. The purchase price was funded by the Company’s $315 million syndicated line of credit and a $100 million term bridge loan, which expired on December 30, 2002, and had essentially the same terms and financial covenants as the $315 million syndicated line of credit. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2003 and 2004. lock\line revenues for 2003 did not exceed targeted levels necessary to result in additional consideration. In 2004, lock\line revenues exceeded targeted levels necessary to result in additional consideration, and based upon management’s current expectations, the Company expects to pay approximately $4.2 million in contingent consideration in 2005. Goodwill will be increased by the amount of contingent consideration paid.

EquiServe

The Company announced on October 20, 2004 that it had signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”). Upon closing, the Company will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock. The CPU stock is traded on the Australian Stock Exchange (ASX: CPU). The CPU common stock received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and has a value of approximately U.S. $134 million on February 28, 2005. Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage. The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements. The Company recorded EquiServe operating revenues of $233.8 million, $229.3 million and $264.3 million and Out-of-Pocket (“OOP”) reimbursements of $67.4 million, $70.7 million and $89.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $65 million associated with the transaction. The Company estimates that it will receive approximately $143 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock. The Company believes that the transaction will be slightly dilutive to diluted earnings per share. The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing. The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rate. The transaction is subject to approval from the Office of the Comptroller of Currency. The Company believes the transaction will close during the first half of 2005.

Restricted Stock Grant

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation. The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of changes pending at the time of the grant in the accounting rules applicable to stock options.

The impact of amortized compensation expense for the year ended December 31, 2004 was $4.5 million. The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009. These estimates assume that all shares will be vested and all performance criteria will be met.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,482.9	$109.2	$751.8	$79.6	$542.3
Operating lease obligations	119.5	31.6	54.5	20.3	13.1
Purchase obligations	141.9	40.5	74.9	26.5
Forward stock purchase obligations	35.7	35.7
Other long-term liabilities	84.2	1.4	30.8	2.6	49.4
	$1,864.2	$218.4	$912.0	$129.0	$604.8

Interest obligations on the Company’s secured promissory notes, convertible senior debentures and revolving line of credit are not included in the table above. Related to the secured promissory notes, interest rates are both fixed and variable. Fixed rates range from 6.0% to 10.0% and variable rates are based on LIBOR plus 160 to 165 basis points at December 31, 2004. The Series A ($540 million principal) and Series B ($300 million principal) debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Borrowings under the revolving line of credit are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.125% to 0.5% is also required on the revolving line of credit.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months.

Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities.

Unconsolidated affiliates

The Company has formed operating joint ventures to enter into or expand its presence in target markets. To further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street Bank, a leading mutual fund custodian. The Company’s international mutual fund/unit trust shareowner processing businesses (IFDS U.K., IFDS Canada and IFDS Luxembourg) are also owned 50% by the Company and 50% by State Street. In addition, in 1989 the Company gained access to the information processing market for the health insurance industry through the acquisition of a 50% interest in Argus, which provides pharmacy claim processing for managed care providers. The Company also utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties. Two of the largest of these real estate joint ventures were formed in 1988 and 2004. The Company receives revenues for processing services and products provided to the operating joint ventures. The Company pays lease payments to certain real estate ventures. The Company has entered into various agreements with unconsolidated affiliates to utilize the Company’s data processing facilities and computer software systems. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company recognizes, on an equity basis, income and losses from its pro-rata share of these companies’ net income or loss.

The Company’s unconsolidated affiliates had a carrying value of $237.1 million and $219.4 million at December 31, 2004 and 2003, respectively. The Company recognized revenues from these unconsolidated affiliates of $156.5 million, $149.0 million and $139.2 million in 2004, 2003 and 2002, respectively. The Company paid these unconsolidated affiliates $52.1 million, $44.0 million and $25.0 million in 2004, 2003 and 2002, respectively, for products, services and leases. At December 31, 2004 and 2003, the Company’s unconsolidated affiliates owed the Company $75.7 million and $74.1 million, respectively, including approximately $38.4 million and $39.3 million of a secured commercial mortgage loan receivable at December 31, 2004 and 2003 and $30.8 million and $27.7 million of advances at December 31, 2004 and 2003, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $3.1 million, $15.7 million and $(4.0) million during 2004, 2003 and 2002, respectively. Net investments (distributions) to (from) unconsolidated affiliates were $22.8 million, $20.4 million and $40.6 million during 2004, 2003 and 2002, respectively. The Company owed $0.4 million and $5.1 million to unconsolidated affiliates at December 31, 2004 and 2003, respectively, including $5.0 million owed to BFDS related to the EquiServe acquisition as of December 31, 2003. In 2004, 2003 and 2002, the Company paid $11.4 million, $12.7 million and $13.9 million to BFDS for installment payments, respectively, related to the EquiServe acquisition. The 2004 payment included contingent consideration.

The Company has entered into an agreement to guarantee 50% of a $0.7 million construction loan of a 50% owned joint venture. The construction loan expires in June 2005.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in August 2005.

The Company and DST Realty, Inc. have entered into an agreement to guarantee 50% of a $10.0 million line of credit facility for a 50% owned real estate joint venture. The loan expires on June 17, 2006. At December 31, 2004, there were no outstanding borrowings against the line of credit.

The Company has entered into an agreement to guarantee, jointly and severally, and limited to $10.0 million related to, a $60.0 million construction loan for a 50% owned real estate joint venture. The $60 million loan expires on December 31, 2005. At December 31, 2004, total borrowings on the loan were $28.4 million.

As previously disclosed, the Company has entered into an agreement to guarantee, on a joint and several basis, $29 million related to the construction loan for the development of approximately 1.1 million square feet of office space intended to be leased to the U.S. government. At December 31, 2004, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.8 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million.

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

At December 31, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

Comprehensive income

The Company’s comprehensive income totaled $264.2 million, $507.6 million and $11.8 million in 2004, 2003 and 2002, respectively. Comprehensive income consists of net income of $222.8 million, $320.8 million and $209.0 million in 2004, 2003 and 2002, respectively, and other comprehensive income of $41.4 million and $186.8 million in 2004 and 2003, respectively, and other comprehensive loss of $197.2 million in 2002. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income, the Company’s proportional share of an unconsolidated affiliate interest rate swap and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company had a net change in unrealized gains (losses) on available-for-sale securities resulting in a net gain in 2004 and 2003 of $25.4 million and $173.3 million, respectively, and a net loss in 2002 of $205.3 million. The Company’s net unrealized gains and losses on available-for-sale securities results primarily from changes in the market value of the Company’s investments in approximately 12.8 million shares of State Street common stock, approximately 7.1 million shares of CSC common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2004, these three investments had an aggregate pre-tax unrealized gain of approximately $659 million. The Company’s proportional share of an unconsolidated affiliate interest rate swap was ($7.1) million in 2004. The amounts of foreign currency translation adjustments included in other comprehensive income are $16.2 million and $13.5 million in 2004 and 2003, respectively.

Other than temporary impairments

At December 31, 2004, the Company’s available-for-sale securities had unrealized holding losses of $0.4 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses at December 31, 2004 are other than temporary.

The Company recognized $6.8 million, $6.1 million and $10.3 million of investment impairments for the years ended December 31, 2004, 2003 and 2002, respectively, which the Company believed were other than temporary. The impairments related primarily to investments held by the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in Other income, net in the Statement of Operations.

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

COMPANY-SPECIFIC TRENDS AND RISKS

The level of importance of each of the following trends and risks may vary from time to time and the trends and risks are not listed in any specific order of importance.

Dependence on Certain Industries

The Company derives a substantial proportion of its consolidated revenues from the delivery of services and products to clients that are publicly traded corporations, mutual funds, investment managers, insurance companies, banks, brokers, or financial planners or are in the video/broadband, direct broadcast satellite, wire-line, wireless and cellular, debt protection, Internet protocol telephony, Internet, utility and other businesses. Consolidations which would decrease the number of potential clients in such businesses, events which would reduce the rate of growth in or negatively impact such businesses, or significant declines in the number of accounts or subscribers serviced by clients in such businesses could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Development of Technology

The Company is implementing and enhancing (a) a new stock transfer system (“Fairway”) that will replace the existing systems used by its wholly-owned subsidiary EquiServe, Inc. to maintain corporate stock transfer records, (b) a new subscriber management system, Collabrent, that will replace the existing systems used by its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. to maintain cable and satellite TV subscriber records and (c) new proprietary systems for MAP and OpenPFA that are designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Failure to successfully complete development and implementation of Fairway, Collabrent, MAP or OpenPFA, to successfully convert new or existing clients to such systems, or to successfully complete and implement various other current technology projects could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

The Company has expended considerable funds to develop products to serve new and rapidly changing markets. If such markets grow or converge more slowly than anticipated or the Company’s products and services fail to achieve market acceptance, there could be a material adverse effect on the financial condition, results of operations and cash flow of the Company.

The Company significantly invests in available-for-sale equity securities of other companies. The value of such securities depends on the market for such securities and on changes in the markets in which such other companies operate. Any significant decline in the value of the Company’s equity investments could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Reliance on Facilities

The Company’s processing services are primarily dependent on facilities housing central computer operations or in which information, image or bill and statement processing occur. The Company’s mutual fund full service, corporate stock transfer and insurance, warranty and debt protection administrative service businesses are dependent on call centers in various locations. The Company owns, leases and manages real estate. A natural disaster, terrorist act or other calamity that causes long-term damage to the Company’s facilities, or economic or other events impacting the real estate markets in which the Company owns, leases or manages real estate, could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Reliance on Insurers

Currently, the Company’s business of providing administrative services in connection with the insurance, warranty, and debt protection services of its clients significantly depends upon its business relationships with one or more insurance companies that provide coverage necessary for the clients’ products and services. Termination of the business relationships with these insurance companies could have a material adverse effect on the financial condition, results of operations and cash flow of the Company if the Company were unable to arrange alternative sources of coverage.

Claims Experience Risk

EquiServe is a transfer agent for public companies, and a Company subsidiary (“Vermont Western”) reinsures a portion of the risk of certain EquiServe clients  in connection with EquiServe replacing stock certificates lost by  the clients’ registered shareholders. Certain of the Company’s subsidiaries (“lock\line”) provide administrative services in connection with insurance and warranty products and for selected clients, Vermont Western reinsures all or a portion of the risk underwritten in connection with insurance policies related to damaged equipment replacement. Vermont Western assumes loss risk based on an examination of clients’ loss experience history and establishes reserves against loss. However, EquiServe, lock\line and Vermont Western do not have control over the loss experience, and actual loss experience results could differ from the estimates. Sufficiently unfavorable client loss experience could have a material adverse effect on the financial condition and results of operations of the Company.

Importance of Key Personnel

The Company’s operations and the continuing implementation of its business strategy depend upon the efforts of its technical personnel and senior management. Recruiting and retaining capable personnel,

particularly those with expertise in the types of computer hardware and software utilized by the Company, are vital to the Company’s success. There is substantial competition for qualified technical and management personnel, and there can be no assurance that the Company will be able to attract or keep the qualified personnel it requires. The loss of key personnel or the failure to hire qualified personnel could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

The other parties to the Company’s current and future joint venture arrangements may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or of the Company. In addition, if such other parties were unable to meet their economic or other obligations to such ventures, it could, depending upon the nature of such obligations, adversely affect the financial condition, results of operations and cash flow of the Company.

Significant Competition from Other Providers

The Company and its subsidiaries and joint ventures encounter significant competition for the Company’s services and products from other third party providers of similar services and products and from potential clients who have chosen not to outsource certain services the Company could provide. The Company’s ability to compete effectively depends, in part, on the availability of capital and other resources, and some of these competitors have greater resources and greater access to capital than the Company. The Company also competes for shareowner accounting services with brokerage firms that perform sub-accounting services for the brokerage firms’ customers who purchase or sell shares of mutual funds for which the Company serves as transfer agent. Such brokerage firms maintain only an “omnibus” account with the Company representing the aggregate number of shares of a mutual fund owned by the brokerage firms’ customers, thus resulting in fewer mutual fund shareowner accounts being maintained by the Company. Any of these events could have a material adverse effect on the financial condition, results of operations and cash flow, including gross profit margins, of the Company. In addition, competitive factors could influence or alter the Company’s overall revenue mix between the various business Segments.

Regulation

As registered transfer agents, the Company, its subsidiary EquiServe, its indirect subsidiary, EquiServe Trust Company, N.A. (“EquiServe Trust”), its joint venture BFDS and BFDS’ subsidiary National Financial Data Services, Inc. (collectively, “Domestic Transfer Agent Businesses”) are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the Exchange Act which require them to register with the SEC and which impose on them recordkeeping and reporting requirements. Certain of the operations and records of the Domestic Transfer Agent Businesses are subject to examination by the SEC and, as providers of services to financial institutions, to examination by bank and thrift regulatory agencies. In connection with its transfer agency business, EquiServe Trust serves as a limited purpose trust company subject to regulation of the Office of the Comptroller of the Currency. In addition, companies wholly owned by IFDS (“IFDS Transfer Agent Businesses”) are subject to regulation of similar regulatory agencies in other countries. Any of the Domestic Transfer Agent Businesses or IFDS Transfer Agent Businesses could have its regulatory authorizations suspended or revoked if it were to materially violate applicable regulations, which could have an adverse effect on the financial condition, results of operations and cash flow of the Company.

Similarly, certain of the Company’s subsidiaries involved in the business of providing administrative services in connection with insurance and warranty products are licensed insurance agencies or licensed or registered service warranty providers and, as such, are subject to applicable state insurance and service warranty laws and to related rules and regulations. These laws and regulations impose on them recordkeeping, reporting, financial, and other requirements and generally regulate the conduct of regulated business operations. In the event any of the subsidiaries materially violate any of these applicable laws or regulations, their regulatory authorizations could be suspended or revoked, which could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

The Company’s existing and potential clients are subject to extensive regulation. Certain of the Company’s customers are subject to federal and state regulation of investment advisors and broker/dealers. Certain of the Company’s clients are also subject to federal and state regulations governing the privacy and use of the customer information that is collected and managed by the Company’s products and services. Certain of the Company’s revenue opportunities may depend on continued deregulation in the worldwide communications industry. Regulatory changes that adversely affect the Company’s existing and potential clients, or material violation of regulatory requirements by clients, could diminish the business prospects of such clients. If such conditions were to materially, adversely affect the business of a material client or a material group of the Company’s clients, such conditions could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Transfer Agency Investments

Certain of the Company’s transfer agency businesses may invest client funds in greater than one year investments. If the businesses were required by the clients to draw on the investments in excess of the amount of balances invested in immediately liquid assets, the Company could be required or may be forced to liquidate such investments, or a portion thereof, and the Company may be required to recognize what otherwise may be an unrealized loss.

Interest Earnings as a Portion of Revenue

The Company’s transfer agent businesses derive a certain amount of service revenue from investment earnings related to cash balances maintained in transfer agency customer bank accounts. The balances maintained in the bank accounts are subject to fluctuation. A change in interest rates could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Non-U.S. Operations

Consolidated revenues from the Company’s subsidiaries in Canada, Europe and elsewhere outside the U.S. account for a percentage of the Company’s revenues. The Company’s current and proposed international business activities are subject to certain inherent risks, including but not limited to, specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, change in the national priorities of any given country, and cultural differences. There can be no assurance that such risks will not have a material adverse effect on the Company’s future international sales and, consequently, the Company’s financial condition, results of operations and cash flow.

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

Client Failure to Renew or Utilize Contracts

Substantially all of the Company’s revenue is derived from the sale of services or products under long-term contracts with its clients. The Company does not have the unilateral option to extend the terms of such contracts upon their expiration. Certain of the Company’s service agreements contain “termination for convenience” clauses that enable clients to cancel the agreements by providing written notice to the Company a specified number of days prior to the desired termination date. Such clauses are sometimes coupled with a requirement for payment by the client of a fee in the event of termination for convenience. In addition, under certain of the Company’s agreements, the fees the Company receives are dependent on utilization rates for the Company’s services. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.

Dependence on Proprietary Technology

The Company relies on a combination of patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect its proprietary technology. There can be no assurance that these provisions will be adequate to protect its proprietary rights. There can be no assurance that third parties will not assert infringement claims against the Company or the Company’s clients or that such claims, if brought, would not have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Security of Proprietary Customer Information

The Company’s business involves the electronic recordkeeping of proprietary information of the Company’s customers, and of the clients of such customers. The Company maintains systems and procedures to protect against unauthorized access to such information and against computer viruses (“Security Systems”), and there is no guarantee that the Security Systems are adequate to protect against all security breaches. Rapid advances in technology make it impossible to anticipate or be prepared to address all potential security threats. A material breach of Security Systems could cause the Company’s customers to reconsider use of the Company’s services and products, affect the Company’s reputation, or otherwise have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Dilution of Company Common Stock

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures. The debentures are under specified circumstances convertible into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures, subject to adjustment. Each series of debentures are convertible under any of the following circumstances:  (1) during any calendar quarter (and only during such calendar quarter) if the closing price of the Company’s common stock, for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; (2) subject to certain exceptions, during the five business day period after any five consecutive trading-day period in which the trading price per $1,000 original principal amount of the applicable series of debentures for each day of that period was less than 95% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (3) if the Company calls the debentures for redemption; or (4) upon the occurrence of specified corporate transactions. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures, if converted into common stock, would have a potentially dilutive effect on the Company’s common stock.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

In the operations of its businesses, the Company’s financial results can be affected by changes in equity pricing, interest rates and currency exchange rates. Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flow of the Company.

Changes in equity values of the Company’s investments have had a material effect on the Company’s comprehensive income and financial position.

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of December 31, 2004 was approximately $1.2 billion. The impact of a 10% change in fair value of these investments would be approximately $73.2 million to comprehensive income. As discussed under “Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derives a certain amount of its service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts to which the Company is the agent. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2004, the Company and its joint ventures had approximately $1.9 billion of cash balances maintained in such accounts, of which $917.6 million are maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.0 million of net income (loss). In connection with the pending sale of EquiServe, the cash balances maintained by the Company and its joint ventures in such accounts are expected to decrease by approximately $800 - $900 million.

At December 31, 2004, the Company had $1,482.9 million of debt, of which $623.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). At December 31, 2004, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $11.1 million. The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar and Australian dollar. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2004, the Company’s international subsidiaries had approximately $279 million in total assets and for the year ended December 31, 2004, these international subsidiaries produced approximately $26.8 million in net income. The Company estimates that a 10% change in exchange rates could change total assets by approximately $28 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change the reported net income by approximately $3 million.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

We have completed an integrated audit of DST Systems, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Kansas City, Missouri
March 4, 2005

DST Systems, Inc.
Consolidated Balance Sheet
(dollars in millions, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$107.0	$102.4
Transfer agency investments	75.2	63.4
Accounts receivable (includes related party receivables of $6.5 and $7.1)	462.0	399.4
Inventories	14.3	16.8
Deferred income taxes	37.4	48.8
Other assets	58.7	51.0
Assets of business held for sale	41.4
	796.0	681.8
Investments	1,473.7	1,432.5
Properties	654.9	647.2
Goodwill	117.1	261.8
Intangibles	92.5	123.2
Other assets	36.3	52.1
Assets of business held for sale	212.9
Total assets	$3,383.4	$3,198.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$109.2	$26.9
Transfer agency deposits	75.2	63.4
Accounts payable	178.9	126.3
Accrued compensation and benefits	96.9	98.1
Deferred revenues and gains	75.0	95.0
Other liabilities	107.6	162.5
Liabilities of business held for sale	70.7
	713.5	572.2
Long-term debt	1,373.7	1,437.8
Deferred income taxes	466.2	408.5
Other liabilities	84.2	96.4
	2,637.6	2,514.9
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	226.3	208.8
Retained earnings	737.4	514.6
Unearned Compensation	(132.6)
Treasury stock, at cost	(525.4)	(438.4)
Accumulated other comprehensive income	439.1	397.7
Total stockholders’ equity	745.8	683.7
Total liabilities and stockholders’ equity	$3,383.4	$3,198.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Operating revenues	$1,732.0	$1,724.9	$1,657.9
Out-of-pocket reimbursements	696.6	691.4	725.9
Total revenues (includes related party revenues of $156.5, $149.0 and $139.2)	2,428.6	2,416.3	2,383.8
Costs and expenses	1,954.4	1,958.4	1,936.7
Depreciation and amortization	158.5	150.4	143.8
Income from operations	315.7	307.5	303.3
Interest expense	(55.3)	(26.9)	(13.4)
Other income, net	56.2	28.1	20.2
Gain on Janus Exchange		108.9
Equity in earnings of unconsolidated affiliates	5.4	12.5	6.5
Income before income taxes	322.0	430.1	316.6
Income taxes	99.2	109.3	107.6
Net income	$222.8	$320.8	$209.0
Average common shares outstanding	83.7	114.5	120.0
Diluted shares outstanding	86.1	116.0	121.7
Basic earnings per share	$2.66	$2.80	$1.74
Diluted earnings per share	$2.59	$2.77	$1.72

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in millions)

							Accumulated
	Common Stock		Additional				Other	Total
	Shares	Par	Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Compensation	Stock	Income	Equity
December 31, 2001	120.4	$1.3	$392.1	$960.2	$	$(289.3)	$408.1	$1,472.4
Comprehensive income:
Net income				209.0
Other comprehensive loss							(197.2)
Comprehensive income								11.8
Issuance of common stock	1.7		(24.9)			77.0		52.1
Repurchase of common stock	(2.5)					(114.3)		(114.3)
December 31, 2002	119.6	1.3	367.2	1,169.2		(326.6)	210.9	1,422.0
Comprehensive income:
Net income				320.8
Other comprehensive gain							186.8
Comprehensive income								507.6
Retirement of common stock	(32.3)	(0.3)	(149.8)	(975.4)				(1,125.5)
Issuance of common stock	0.8		(8.6)			31.4		22.8
Repurchase of common stock	(4.2)					(143.2)		(143.2)
December 31, 2003	83.9	1.0	208.8	514.6		(438.4)	397.7	683.7
Comprehensive income:
Net income				222.8
Other comprehensive gain							41.4
Comprehensive income								264.2
Issuance of restricted stock	(3.0)		25.6		(132.6)	111.5		4.5
Issuance of common stock	5.0		(8.1)			87.0		78.9
Repurchase of common stock	(5.7)					(285.5)		(285.5)
December 31, 2004	80.2	$1.0	$226.3	$737.4	$(132.6)	$(525.4)	$439.1	$745.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows—operating activities:
Net income	$222.8	$320.8	$209.0
Depreciation and amortization	158.5	150.4	143.8
Equity in earnings of unconsolidated affiliates	(5.4)	(12.5)	(6.5)
Net realized gains on investments and Janus Exchange	(23.2)	(118.1)	(3.5)
Amortization of unearned compensation on restricted stock	4.5
Deferred income taxes	64.3	(12.6)	(37.7)
Increase in accounts receivable	(79.2)	(9.4)	(26.9)
Decrease (increase) in inventories and other assets	7.7	(13.4)	2.2
Increase in transfer agency investments	(11.8)	(1.8)	(1.0)
Increase in transfer agency deposits	11.8	1.8	1.0
Increase in accounts payable and accrued liabilities	29.7	45.5	65.0
Increase (decrease) in deferred revenues and gains	(21.6)	15.4	25.0
Increase in accrued compensation and benefits	20.9	7.1	21.4
Other, net	17.9	(1.8)	1.6
Total adjustments to net income	174.1	50.6	184.4
Net	396.9	371.4	393.4
Cash flows—investing activities:
Capital expenditures	(182.6)	(264.3)	(216.8)
Proceeds from sale of investments	96.2	69.7	60.4
Investments in securities	(50.1)	(17.3)	(54.2)
Investments in and advances to unconsolidated affiliates	(25.9)	(36.1)	(36.6)
Payment for purchases of subsidiaries, net of cash acquired	(25.6)	(2.3)	(188.1)
Other, net	9.3	8.8	4.1
Net	(178.7)	(241.5)	(431.2)
Cash flows—financing activities:
Proceeds from issuance of common stock	55.4	16.3	33.0
Proceeds from issuance of long-term debt		7.0	106.5
Principal payments on long-term debt	(77.8)	(57.7)	(60.6)
Net proceeds from issuance of convertible debentures		819.0
Net increase in revolving credit facilities	94.6	238.2	82.2
Common stock repurchased	(285.5)	(143.2)	(114.3)
Common stock received for cash portion of Janus Exchange		(999.4)
Other, net	1.3		(1.1)
Net	(212.0)	(119.8)	45.7
Net increase in cash and cash equivalents	6.2	10.1	7.9
Cash and cash equivalents, beginning of year	102.4	92.3	84.4
Cash and cash equivalents, end of year	$108.6	$102.4	$92.3

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

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, corporations, insurance companies, banks, brokers and financial planners. The Company also provides design, management and transaction processing services for customized consumer equipment maintenance and debt protection programs. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; securities transfer systems offered to corporations; investment management systems offered to U.S. and international investment managers and fund accountants; a workflow management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, health care providers and mortgage servicing organizations; and record-keeping systems to support “managed account” investment products; and recordkeeping systems to support consumer risk transfer programs.

The Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Segment also provides electronic bill payment and presentment solutions and computer output archival solutions.

The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

The Segment distributes its product directly to end customers and through relationships in which the Segment’s services are integrated with providers of data processing services. The Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services and Customer Management Segments.

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

The Segment distributes its services and products on a direct basis, through subsidiaries in North America and the U.K., along with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by this Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2004, including approximately 12.8 million shares of State Street Corporation (“State Street”) with a market value of $628 million and 7.1 million shares of Computer Sciences Corporation (“CSC”) with a market value of $402 million. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.

2.   Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

In December 2003, the revised FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued, which requires the consolidation of certain types of entities in which the Company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.” The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.4 million at December 31, 2004) from the Company’s captive insurance company. The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary. The Company entered into two real estate joint ventures during 2004. The Company has determined that these ventures are not variable interest entities.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has three significant operating joint ventures; Boston Financial Data Services, Inc. (“BFDS”); IFDS (includes International Financial Data Services, U.K. (“IFDS U.K.”), International Financial Data Services, Canada (“IFDS Canada”) and International Financial Data Services, Luxembourg); and Argus Health Systems. Each of these operating joint ventures was formed prior to February 1, 2003. The Company’s FIN 46 analyses of these operating joint ventures indicate that none qualify as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46. Accordingly, the Company does not consolidate the operating results of these operating joint ventures.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company’s revenues are computer processing and services revenues and are recognized upon performance completion of the services provided. Revenues under bundled service agreements are recognized based on usage and as the bundled services are provided. If a contract includes multiple elements, including one or more undelivered element, or if the agreement includes contingent revenue, the Company delays revenue recognition until undelivered elements are delivered and revenue contingencies expire. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales is recognized as equipment is shipped. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments are estimated as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

The Company has entered into various agreements with related parties, principally unconsolidated affiliates, to utilize the Company’s data processing facilities and computer software systems. The Company believes that the terms of its contracts with related parties are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties.

EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” (“OOP”) Expenses Incurred” (“EITF No. 01-14”), formerly EITF Topic No. D-103 requires the Company to record reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, adoption of EITF No. 01-14 did not impact income from operations or net income. Prior to the issuance of EITF No. 01-14, the Company netted the OOP expense reimbursements from customers with the applicable OOP expenditures. The Company’s significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the Segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. For each Segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.

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

Research and development costs for software that will be sold or licensed to third parties are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility, it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year’s net revenue to current year’s net revenue plus estimated future net revenues or the amount computed by the straight-line method over the estimated useful life of the product, generally three to seven years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis. The cost of custom development that is required and funded by a specific client is charged to costs and expenses as incurred.

A portion of the Company’s development costs is funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed. Client funded software development and maintenance expenditures totaled $19.7 million, $17.5 million and $23.3 million for 2004, 2003 and 2002, respectively.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $189.7 million, $154.2 million and $144.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company capitalized $61.9 million, $61.8 million and $45.2 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to capitalized development costs totaled $32.3 million, $31.7 million and $18.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar interests are accounted for on a flow through basis based on the Company’s pro-rata ownership. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. The Company uses specific identification of available-for-sale securities sold to calculate gross realized gains and losses. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost which approximates fair value.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Data processing equipment, data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment. In management’s opinion, no such impairment exists at December 31, 2004.

Goodwill and intangibles

The Company accounts for Goodwill and Other Intangible Assets under Statement of Financial Accounting Standards (“SFAS No. 142”). This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.

The Company’s impairment tests under SFAS No. 142 indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

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

From time to time, the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions in accordance with SFAS No. 5.

Customer deposits

The Company requires postage deposits from certain of its clients based on long-term contractual arrangements. The Company does not anticipate repaying in the next year amounts classified as non-current. Customer deposits are included in Other liabilities on the Company’s Consolidated Balance Sheet.

Foreign currency translation

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders’ equity and were $16.2 million and $13.5 million at December 31, 2004 and 2003. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures (see Note 10) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The EITF is effective for reporting periods ending after December 15, 2004. Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock. Related to the Company’s convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company’s average daily stock price for the quarter did not exceed $49.08, there was no impact on the calculation of diluted earnings per share from the adoption of EITF 04-08. There was no impact on the Company’s calculated diluted earnings per share for any historical periods due to the adoption of EITF 04-08. EITF 04-08 will affect the Company’s calculation of diluted earnings per share if the Company’s average daily share price for a quarter is between $49.08 and $58.90 per share.

There is a proposed accounting standard that involves an amendment to the SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share. The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128. The proposed amendment to SFAS 128 is expected to be issued in the second quarter 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations. This would require the Company to restate its 2003 and 2004 diluted earnings per share calculations. Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this method, diluted earnings per share would have been $2.39 and $2.69 for the years ended December 31, 2004 and 2003, respectively, as compared to the reported amounts of $2.59 and $2.77.

The proposed change in accounting principles does not affect the Company’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof. They would affect the calculation of diluted earnings per share during the period the debentures are outstanding.

The estimated impact of this new accounting standard reflects the Company’s current views. There may be material differences between these estimates and the actual impact of the standard.

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

Comprehensive income

The Company’s comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company’s proportional share of an unconsolidated affiliate interest rate swap and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders’ Equity.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” pro forma disclosure in the table below.

At December 31, 2004, the Company maintained a stock option plan which is described separately in Note 12. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation, and accordingly, no compensation cost has been recognized for the Company’s stock option awards under the plan. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		Year Ended December 31,
		2004	2003	2002
Net income (millions):	As reported	$222.8	$320.8	$209.0
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		3.0
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(27.3)	(30.7)	(31.5)
Net Income	Pro forma	$198.5	$290.1	$177.5
Basic earnings per share:	As reported	$2.66	$2.80	$1.74
	Pro forma	$2.38	$2.53	$1.48
Diluted earnings per share:	As reported	$2.59	$2.77	$1.72
	Pro forma	$2.35	$2.50	$1.46

In December 2004 the FASB issued its final standard on accounting for share-based payments, SFAS Statement No. 123R (revised 2004), SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. The Statement is effective for fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). The accounting standard requires all companies to utilize the fair value method of accounting for equity-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Companies can currently voluntarily adopt SFAS No. 123, using a variety of adoption methods. The Company is currently evaluating the impact of the proposed accounting standards and the adoption alternatives provided under both the current standards and the proposed standards. The Company discloses the pro forma impact of stock based compensation on its earnings in its notes to financial statements.

3.   Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which the Company received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and Exchange Agreement terms, the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operating business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million DST shares were valued at $34.50 (representing the cash element of the Janus Exchange) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS operating business based on the closing price of the Company’s common stock on December 1, 2003). Accordingly, for financial reporting purposes, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision in its financial statements for income taxes and related interest expense in connection with the transaction. OMS’s operating revenues for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $61.4 million and $77.4 million, respectively. OMS’s pre-tax earnings for the period January 1 through December 1, 2003 and the year ended December 31, 2002 were $3.7 million and $4.5 million, respectively. OMS has approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

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

The acquisition was accounted for as a purchase and the results of lock\line’s operations are included in the Company’s 2002 consolidated financial statements beginning August 2, 2002. The minimum purchase price of $190 million was paid in cash at closing and was financed by debt. There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004. Based upon management’s current expectations, the Company expects to pay approximately $4.2 million in contingent consideration in 2005. Goodwill will be increased by the amount of contingent consideration paid.

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

The intangible assets principally represent customer relationships, which are being amortized over a period ranging from 5 to 20 years.

A reserve of $10.0 million was established upon the acquisition of lock\line that was to cover a pre-acquisition litigation contingency. During the fourth quarter of 2004, this reserve was reversed.

5.   EquiServe, Inc. (“EquiServe”)

The Company completed the acquisition of EquiServe in 2001. The acquisition was accounted for as a purchase. The Company paid its final installment payment of $45.8 million in March 2004, which included $25.6 million of contingent consideration recorded as goodwill.

A restructuring provision of $12.5 million was recorded in 2001 for employee severances related to the Company’s acquisition of EquiServe. The Company utilized $3.1 million during 2003 and $7.4 million in 2002 related to the restructuring provision. The restructuring provision for employee severance costs, which affected employees across nearly all classifications and locations related to approximately 610 employees, which were separated from the Company as of December 31, 2003.

The Company announced on October 20, 2004 that it had signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”). Upon closing, the Company will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock. The CPU stock is traded on the Australian Stock Exchange (ASX: CPU). The CPU common stock received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and has a value of approximately U.S. $134 million on February 28, 2005. Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage. The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements. The Company recorded EquiServe operating revenues of $233.8 million, $229.3 million and $264.3 million and Out-of-Pocket (“OOP”) reimbursements of $67.4 million, $70.7 million and $89.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $65 million associated with the transaction. The Company estimates that it will receive approximately $143 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock. The Company believes that the transaction will be slightly dilutive to diluted earnings per share. The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing. The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rate. The transaction is subject to approval from the Office of the Comptroller of Currency. The Company believes the transaction will close during the first half of 2005.

The following table summarizes the assets and liabilities of EquiServe, categorized as held for sale in the consolidated balance sheet as of December 31, 2004.

(in millions)
Cash	$1.6
Accounts receivable	29.7
Other current assets	10.1
Investments	0.9
Properties	5.5
Goodwill	170.9
Intangible assets	23.0
Other non-current assets	12.6
Total assets	254.3
Accounts payable	9.4
Accrued compensation and benefits	12.8
Deferred income taxes	17.7
Other liabilities	30.8
Net assets held for sale	$183.6

6.   DST Output Restructuring

The Output Solutions Segment consolidated its operations into three primary facilities and closed certain other smaller facilities. The Segment recorded a charge associated with facility and other consolidations of $10.7 million for the year ended December 31, 2002, including $5.0 million of employee severances for approximately 475 involuntarily terminated employees across nearly all classifications and locations. Severance costs of $0.1 million, $1.9 million and $1.4 million were paid in 2004, 2003 and 2002, respectively for approximately 395 employees, which were separated from the Company as of December 31, 2003. Approximately $1.6 million of severance reserve relating to approximately 80 employees was not required due to attrition; accordingly, this amount was reversed to cost and expenses in 2004. Facility closure and relocation costs of $0.2 million, $1.3 million and $1.4 million were incurred in 2004, 2003 and 2002, respectively. Approximately $0.6 million in facility closure and relocation costs were not required due to being able to vacate certain locations quicker than anticipated; accordingly, this amount was reversed to cost and expenses in 2004. Leasehold write-offs and asset impairments of $2.2 million were recorded during 2002. Other period costs of $1.0 million and $1.2 million were expensed as incurred during 2003 and 2002. No other period costs were paid in 2004.

7.   Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2004	2003
Land	$57.9	$48.5
Buildings	324.7	299.7
Data processing equipment	318.0	295.9
Data processing software	392.2	375.8
Furniture, fixtures and other equipment	324.9	276.7
Leasehold improvements	97.2	97.7
Construction-in-progress	81.0	88.5
	1,595.9	1,482.8
Less accumulated depreciation and amortization	935.5	835.6
Net properties	$660.4	$647.2

The table above includes $5.5 million of properties reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2004.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $149.7 million, $140.7 million and $139.8 million, respectively. At December 31, 2004, there were approximately $40 million of properties, which are included in the above table, under lease with a municipality.

8.   Investments

Investments are as follows (in millions):

	2004	Carrying Value
	Ownership	December 31,
	Percentage	2004	2003
Available-for-sale securities:
State Street Corporation	4%	$628.3	$666.2
Computer Sciences Corporation	4%	401.9	381.8
Euronet Worldwide, Inc.	6%	49.0	34.0
Other available-for-sale securities		120.8	97.6
		1,200.0	1,179.6
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	89.3	79.1
International Financial Data Services, U.K.	50%	37.8	9.2
International Financial Data Services, Canada	50%	7.0	16.9
Unconsolidated Real Estate affiliates		80.7	77.7
Other unconsolidated affiliates		22.3	36.5
		237.1	219.4
Other:
Trading securities		25.3	23.1
Held-to-maturity		12.2	10.4
		37.5	33.5
Total investments		$1,474.6	$1,432.5

The table above includes $0.9 million of investments reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2004.

State Street is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company’s investment in State Street’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $8.2 million, $7.2 million and $6.1 million in dividends from State Street in 2004, 2003 and 2002, respectively, which have been recorded in other income.

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

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	December 31,
	2004	2003
Book cost basis	$518.7	$551.8
Gross unrealized gains	681.7	628.4
Gross unrealized losses	(0.4)	(0.6)
Market value	$1,200.0	$1,179.6

During 2004, 2003 and 2002, the Company received $92.8 million, $64.7 million and $38.3 million from the sale of investments in available-for-sale securities. Gross realized gains of $43.4 million, $11.0 million and $10.1 million and gross losses of $1.5 million, $4.5 million and $9.5 million, were recorded in 2004, 2003 and 2002, respectively, from available-for-sale securities. The Company uses specific identification of available-for-sale securities sold to calculate gross realized gains and losses. Included in the gross losses of available-for-sale securities is $0.6 million, $4.2 million and $8.2 million of investment impairments for 2004, 2003 and 2002, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at December 31, 2004 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Common Stock	$11.3	$0.4	$	$	$11.3	$0.4

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company’s financial position.

The Company recognized $1.8 million, $4.5 million and $8.1 million of investment impairments for the years ended December 31, 2004, 2003 and 2002, respectively, which the Company believed were other than temporary. The Company also recognized $5.0 million, $1.6 million and $2.2 million of investment impairments for the years ended December 31, 2004, 2003 and 2002, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to investments available for sale in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of operations.

BFDS is a corporate joint venture of the Company and State Street. BFDS performs shareowner accounting services for mutual fund companies using the Company’s proprietary application system for mutual fund shareowner recordkeeping, TA2000 and retirement plan recordkeeping services using TRAC. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

IFDS U.K. is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full and remote processing for U.K. unit trusts and related products.

IFDS Canada is a corporate joint venture of the Company and State Street. DST Canada had been a wholly owned subsidiary of the Company since June 1993, but was contributed to the new joint venture in January 2001. IFDS Canada provides shareowner accounting and recordkeeping to international markets.

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture is developing approximately 1.1 million square feet of office space intended to be leased to the U.S. government.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2004, 2003 and 2002 is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
BFDS	$10.9	$9.7	$5.4
IFDS U.K.	4.6	(1.7)	(1.9)
IFDS Canada	3.5	2.4	1.5
Other	(13.6)	2.1	1.5
	$5.4	$12.5	$6.5

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Revenues	$777.8	$720.5	$656.8
Costs and expenses	729.0	693.8	646.1
Net income	48.8	26.7	10.7
Current assets	369.1	314.1
Noncurrent assets	836.1	516.6
Current liabilities	206.3	169.6
Noncurrent liabilities	621.8	338.4
Partners’ and stockholders’ equity	377.1	322.7

The Company’s unconsolidated affiliates had a carrying value of $237.1 million and $219.4 million at December 31, 2004 and 2003, respectively. The Company recognized revenues from these unconsolidated affiliates of $156.5 million, $149.0 million and $139.2 million in 2004, 2003 and 2002, respectively. The Company paid these unconsolidated affiliates $52.1 million, $44.0 million and $25.0 million in 2004, 2003 and 2002, respectively, for products, services and leases. At December 31, 2004 and 2003, the Company’s unconsolidated affiliates owed the Company $75.7 million and $74.1 million, respectively, including approximately $38.4 million and $39.3 million of a secured commercial mortgage loan receivable at

December 31, 2004 and 2003, respectively, and $30.8 million and $27.7 million of advances at December 31, 2004 and 2003, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $3.1 million, $15.7 million and $(4.0) million during 2004, 2003 and 2002, respectively. Net investments (distributions) to (from) unconsolidated affiliates were $22.8 million, $20.4 million and $40.6 million during 2004, 2003 and 2002, respectively. The Company owed $0.4 million and $5.1 million to unconsolidated affiliates at December 31, 2004 and 2003, respectively, including $5.0 million owed to BFDS related to the EquiServe acquisition as of December 31, 2003. In 2004, 2003 and 2002, the Company paid $11.4 million, $12.7 million and $13.9 million to BFDS for installment payments, respectively, related to the EquiServe acquisition. The 2004 payment included contingent consideration as discussed in Note 5.

Goodwill and other intangibles, net of accumulated amortization, of $2.0 million and $17.4 million at December 31, 2004 and 2003, respectively, is classified as part of the investments in the unconsolidated affiliates. Related amortization expense was $15.4 million, $0.7 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in Equity in earnings of unconsolidated affiliates in 2004 is a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

9.   Goodwill and Intangibles

The following table summarizes intangible assets (in millions):

	December 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$136.0	$20.6	$136.0	$13.0
Other	0.2	0.1	0.3	0.1
Total	$136.2	$20.7	$136.3	$13.1

The table above includes $23.0 million of intangible assets classified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2004.

Amortization of intangible assets for the years ended December 31, 2004, 2003 and 2002 was $7.6 million, $8.5 million and $4.2 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2004 is estimated at $7.7 million for each of the years 2005 and 2006, $7.5 million for 2007, $7.0 million for 2008 and $6.7 million for 2009.

The following tables summarizes the changes in the carrying amount of goodwill for years ended December 31, 2004 and 2003, by Segment (in millions):

	December 31,			December 31,
	2003	Acquisitions	Other	2004
Financial Services	$247.3	$25.6	$0.5	$273.4
Output Solutions	9.1		0.1	9.2
Customer Management	5.4			5.4
Investments and Other
Total	$261.8	$25.6	$0.6	$288.0

	December 31,			December 31,
	2002	Acquisitions	Other	2003
Financial Services	$245.5	$2.1	$(0.3)	$247.3
Output Solutions	8.9		0.2	9.1
Customer Management	5.4			5.4
Investments and Other
Total	$259.8	$2.1	$(0.1)	$261.8

The table above includes $170.9 million of goodwill classified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2004.

The increase in 2004 is attributable to the final payment for the EquiServe acquisition of $45.8 million, including $20.2 million for the final installment and $25.6 million of additional consideration which was recorded as goodwill.

The Company has completed its annual impairment testing of goodwill and has concluded that no impairment exists. The fair value of the reporting units were estimated using the expected present value of future cash flows.

10.   Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2004	2003
Secured promissory notes	$121.2	$130.2
Convertible debentures	840.0	840.0
Revolving credit facilities	521.7	477.1
Acquisition installments		17.4
	1,482.9	1,464.7
Less debt due within one year	109.2	26.9
Long-term debt	$1,373.7	$1,437.8

The secured promissory notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are both fixed and variable. Fixed rates range from 6.0% to 10.0% and variable rates are based on LIBOR plus 160 to 165 basis points at December 31, 2004. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million under secured promissory notes scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreements. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The loans are secured by real property owned by the Company.

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million were used in part in conjunction with the Janus Exchange (Note 3). Prior to closing of the Janus Exchange, the Company directed the proceeds to retire a short term bank note of $100 million and pay down revolving bank debt of $220 million, with the remainder being invested. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning

August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof. The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. The $650 million facility is comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and is secured by marketable securities owned by one of the Company’s subsidiaries. Borrowings under the facility are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon certain coverage ratios. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.125% to 0.5% is required on the revolving credit facility. Among other provisions, the revolving credit facility limits consolidated indebtedness, subsidiary indebtedness, asset dispositions and requires minimum consolidated net worth and certain coverage ratios to be maintained. Payment of dividends and any repurchase or redemption of the Company’s capital stock and/or settlement of forward equity transactions is limited in any fiscal year to an aggregate amount not to exceed 10.0% consolidated net tangible assets. In December 2004, the agreement was amended to allow an additional $160 million of share repurchases in 2005 from the after tax proceeds of the EquiServe sale. The Company could also be limited in making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions based on certain net worth calculations under the Company’s syndicated line of credit. The Company was in compliance with these provisions at December 31, 2004. In the event of default, which includes, but is not limited to, a default in performance of covenants, default in payment of principal of loans or change of control, as defined in the revolving credit facility, the syndicated lenders may elect to declare the principal and interest under the syndicated line of credit as due and payable and in certain situations automatically terminate the syndicated line of credit. In the event the Company experiences a material adverse change, as defined in the revolving credit facility, the lenders may not advance additional funds under the facility. An amount of $500 million was initially drawn against this facility to partially finance the Janus Exchange. At December 31, 2004, the facility allowed for total borrowings of $600 million of which $63.0 million was unutilized and available to the Company.

One of the Company’s subsidiaries maintains a $50 million line of credit for working capital requirements and general corporate purposes. The line of credit is scheduled to mature November 2006. Borrowings under the facility are available at rates based on the Euro dollar, Federal Funds or LIBOR rates. Commitment fees of 0.1% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The line of credit is collateralized by certain securities held by the subsidiary and requires that the principal amount outstanding not exceed a defined borrowing base.

Future principal payments of indebtedness at December 31, 2004 are as follows (in millions):

2005	$109.2
2006	431.6
2007	9.9
2008	310.3
2009	77.2
Thereafter	544.7
Total	$1,482.9

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2004 and 2003. As of December 31, 2004, the market value of the Series A convertible senior debentures was approximately 131% of par value and the market value of the Series B convertible senior debentures was approximately 125% of par value.

11.   Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2004	2003	2002
U.S.	$282.9	$388.6	$284.7
International	39.1	41.5	31.9
Total	$322.0	$430.1	$316.6

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$29.9	$67.7	$88.8
State and local	(2.3)	3.6	12.7
International	8.7	13.5	7.8
Total current	36.3	84.8	109.3
Deferred
Federal	51.9	16.8	(1.9)
State and local	7.9	7.4	(0.7)
International	3.1	0.3	0.9
Total deferred	62.9	24.5	(1.7)
Total provision for income taxes	$99.2	$109.3	$107.6

Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Provision for income taxes using the statutory rate in effect	$112.7	$150.6	$110.8
Tax effect of:
State and local income taxes, net	3.7	7.2	7.9
International income taxes, net	(1.9)	(4.7)	(1.8)
Earnings of U.S. unconsolidated affiliates	(3.3)	(3.2)	(1.5)
Janus nontaxable exchange		(37.0)
Tax benefit of charitable stock contribution	(9.7)
Rehabilitation credits	(3.7)	(4.5)	(2.9)
Other	1.4	0.9	(4.9)
Total provision for income taxes	$99.2	$109.3	$107.6
Effective tax rate	30.8%	25.4%	34.0%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet (including amounts reflected in Assets held for sale) are as follows (in millions):

	December 31,
	2004	2003
Liabilities:
Investments in available for sale securities	$(369.1)	$(368.1)
Unconsolidated affiliates and investments	(5.4)	(4.3)
Accumulated depreciation and amortization	(78.9)	(38.5)
Other	(11.2)
Gross deferred tax liabilities	(464.6)	(410.9)
Assets:
Book accruals not currently deductible for tax	5.5	16.5
Deferred compensation and other employee benefits	20.5	23.1
Other		11.6
Gross deferred tax assets	26.0	51.2
Net deferred tax liability	$(438.6)	$(359.7)

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2004, the cumulative amount of such unremitted earnings was $116.7 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company’s tax basis. Deferred taxes provided on unremitted earnings through December 31, 2004 and 2003 were $7.3 million and $6.4 million, respectively.

As of December 31, 2004, accumulated undistributed earnings of foreign subsidiaries were $84 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

Despite the Company’s present intention to indefinitely invest these earnings, the Company intends to re-evaluate this position during 2005 as a result of the October 22, 2004 enactment of the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. Accordingly, the Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the U.S. As a consequence, the Company is not in a position to assess the potential impact of the Act on the Company’s future tax expense.

An IRS examination of the tax years ended December 31, 1999, 2000 and 2001 is currently in progress. Should the IRS propose adjustments to these returns, management believes it has adequate tax reserves to provide for any additional income tax expense, which might result therefrom, as well as to provide for interest, which might arise from additional tax assessments, if any.

In connection with the examination of the Company’s 2000 tax return, the IRS is examining a transaction the Company consummated in that year. At the time the Company completed the transaction, the tax treatment under the Internal Revenue Code was uncertain, and as a consequence, the Company recorded a reserve for income taxes of $13 million, the amount of income taxes the Company would be required to pay if the IRS disallowed the reported treatment of the transaction. If the IRS accepts the manner in which the Company has reported this transaction in its return, the Company will reverse the income tax liability of $13 million previously provided for this matter, as well as $4.5 million of accrued interest, with a corresponding reduction of income tax expense.

The Company has filed Federal income tax refund claims for research and experimentation credits for the tax years 1988 through 2001 aggregating $11.6 million. The IRS has examined and preliminarily denied the claims for 1988 through 1992. The Company has appealed the examiner’s findings and is currently in settlement discussions with the Appeals Division concerning these years. It is possible the Company will settle with the Appeals Division for these years and the settlement may include the 1993 through 1995 years as well. If the Company reaches a settlement, it will record an appropriate reduction to income tax expense and would earn interest income related to such years. Nevertheless, at this time, neither the IRS nor the Company has committed to a settlement.

In addition, the IRS plans to examine the refund claims for research and experimentation credits for the years 1993 through 2001 years and will likely deny these claims as well. In light of the continuing uncertainty related to the realization of any tax benefit related to these claims, the Company has not yet recorded any income tax benefit in the accompanying financial statements related to these refund claims. To the extent refunds are received, the Company will reduce income tax expense when realized.

As discussed in Note 3, the Company consummated a reorganization with Janus pursuant to which the Company distributed its wholly owned subsidiary, OMS, in a transaction which the Company has accounted for as a tax-free reorganization based on two separate tax opinions (the “Tax Opinions”) concerning the transaction. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position, which is contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then the Company could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value to Janus. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not provided income taxes and related interest expense in connection with the possibility that the transaction may not be viewed as a tax-free reorganization by the IRS.

12.   Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income	$222.8	$320.8	$209.0
Average common shares outstanding	83.7	114.5	120.0
Incremental shares from assumed conversions of stock options	2.4	1.5	1.7
Diluted shares outstanding	86.1	116.0	121.7
Basic earnings per share	$2.66	$2.80	$1.74
Diluted earnings per share	$2.59	$2.77	$1.72

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 4.2 million, 7.0 million and 6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company issued convertible senior debentures (see Note 10) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$95.4	$290.4	$(336.5)
Proportional share of unconsolidated affiliate interest rate swap	(11.1)
Less reclassification adjustments for net gains included in net income	(41.9)	(6.2)	(0.4)
Foreign currency translation adjustments	16.0	13.5	8.1
Deferred income taxes	(17.0)	(110.9)	131.6
Other comprehensive income (loss)	$41.4	$186.8	$(197.2)

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$0.7	$108.3	$(131.4)
Less reclassification adjustments for gains included in net income	(16.3)	(2.6)	(0.2)
Deferred income taxes	$17.0	$110.9	$(131.6)

Stock repurchases

On October 19, 2004, DST’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007. Under previously announced stock repurchase programs, the Company expended $276.4 million for approximately 5.7 million shares, $142.3 million for approximately 4.2 million shares, and $99.7 million for approximately 2.5 million shares in 2004, 2003, and 2002, respectively. Shares received in exchange for tax withholding obligations arising from exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises were $9.1 million, $0.9 million, and $14.6 million in 2004, 2003 and 2002, respectively. The purchase of the shares was financed from cash flows from operations and borrowings under the Company’s syndicated line of credit. The shares purchased will be utilized for the Company’s stock award, employee stock purchase and stock option programs and for general corporate purposes. At December 31, 2004, the Company had 5.8 million shares remaining to be purchased under these programs and had purchased 25.8 million shares since the programs commenced.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under this agreement. This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. As of February 28, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $50.97 per share. The shares purchased under these agreements are not included in the shares purchased directly by the Company in the preceding paragraph. During 2003 and 2002, and included in the numbers set forth in the preceding paragraph, the Company purchased 3.7 million shares for $128.5 million and 0.6 million shares for $26.5 million, respectively, under forward stock purchase agreements.

The 32.3 million shares of the Company’s common stock received from the Janus Exchange were covered under a separate authorization and were not part of the Company’s existing authorized share repurchase programs. Under terms of the Company’s November 2003 syndicated line of credit, which was issued in connection with the financing of the Janus Exchange, the 32.3 million shares were retired and contractually required not to be reissued during the term of the credit facility. This has the effect of reducing the Company’s authorized capital from 400 million to 367.7 million shares.

The Company had 12.3 million and 11.5 million shares of common stock held in treasury at December 31, 2004 and 2003, respectively.

Restricted Stock Grant

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation. The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of changes pending at the time of the grant in the accounting rules applicable to stock options.

The Company recorded a total of $137.1 million of unearned compensation in relation to the grant. The impact of amortized compensation expense for the year ended December 31, 2004 was $4.5 million. The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009. These estimates assume that all shares will be vested and all performance criteria will be met.

Stock option plans

At December 31, 2004, the Company maintained a stock option plan which is described further below. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation, and accordingly, no compensation cost has been recognized for the Company’s stock option awards under the plan.

The weighted average fair value of options granted was $10.98, $10.28 and $11.48 for 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected option term of 2.3, 3.2 and 3.2 years, volatility of 38.5%, 42.7% and 44.0%, dividend yield of 0% and risk-free interest rate of 2.3%, 2.1% and 2.6%.

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

Summary stock option activity is presented in the table below (shares in millions):

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	16.6	$37.15	16.6	$37.02	11.9	$36.06
Granted	0.1	43.81	0.8	32.62	7.7	35.35
Exercised	(2.2)	29.45	(0.5)	23.66	(2.5)	24.88
Forfeited	(0.2)	47.77	(0.3)	41.86	(0.5)	49.17
Outstanding at December 31	14.3	$38.22	16.6	$37.15	16.6	$37.02
Exercisable at December 31	13.1	$38.27	9.7	$37.77	6.2	$33.92

Summary information concerning outstanding and exercisable stock options as of December 31, 2004 follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per share	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per share	Number of Options	Weighted Average Exercise Price per share
	(in millions)	(in years)		(in millions)
$ 4.08 - $12.99	0.3	0.8	$10.42	0.3	$10.42
13.00 - 22.99	0.3	2.4	15.37	0.3	15.37
23.00 - 29.99	2.7	5.1	27.98	2.3	28.01
30.00 - 39.99	4.5	7.6	32.20	4.2	31.87
40.00 - 49.99	4.4	6.5	44.81	3.9	44.67
50.00 - 59.99	1.0	5.9	55.41	1.0	55.42
60.00 - 68.30	1.0	6.1	60.42	1.0	60.43
74.06 - 74.06	0.1	5.9	74.06	0.1	74.06
$ 4.08 - $74.06	14.3	6.3	$38.22	13.1	$38.27

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”) provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.3 million shares were issued under the ESPP in 2004. At December 31, 2004, there were approximately 0.8 million shares available for future offerings. The fair value of purchase rights granted in 2004, 2003 and 2002 was $7.93, $7.98 and $9.06, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected option term of 1.0, 1.0 and 1.0 year, volatility of 19.9%, 32.6% and 44.5%, dividend yield of 0% and risk-free interest rate of 2.7%, 1.3% and 1.3%.

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

13.   Benefits Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $41.7 million, $38.7 million and $34.2 million in 2004, 2003 and 2002, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under the plans totaled approximately $42.8 million, $42.6 million and $33.9 million at December 31, 2004, 2003 and 2002, respectively.

14.   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2004	2003	2002
Interest paid during the year	$48.3	$13.9	$7.9
Income taxes paid during the year	55.9	103.3	74.3

In the fourth quarter of 2004, the Company contributed 0.5 million CSC shares with a market value of $28.2 million to the Company’s charitable foundation account. In connection with this contribution, the Company recorded a $28.2 million charge to contribution expense, a gain on securities of $11.1 million and decreased deferred taxes payable and income taxes payable by $6.0 million and $10.0 million, respectively. The balance of Cash and cash equivalents as of December 31, 2004 on the Consolidated Statement of Cash Flows includes $1.6 million of cash classified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2004.

15.   Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $17.3 million, $68.6 million and $76.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $2.9 million, $5.5 million and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has letters of credit of $46.0 million, $7.7 million and $13.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Letters of credit of $16.9 million are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2004 were not significant.

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition, results of operations and cash flow of the Company.

The Company has entered into an agreement to guarantee 50% of a $0.7 million construction loan of a 50% owned joint venture. The construction loan expires in June 2005.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture. The mortgage loan expires in August 2005.

The Company and DST Realty, Inc. have entered into an agreement to guarantee 50% of a $10.0 million line of credit loan for a 50% owned real estate joint venture. The loan expires on June 17, 2006. At December 31, 2004, there were no outstanding borrowings against the line of credit.

The Company has entered into an agreement to guarantee, joint and several, and limited to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture. The $60 million loan expires on December 31, 2005. At December 31, 2004, total borrowings on the loan were $28.4 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture plans to develop approximately 1.1 million square feet of office space intended to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. At December 31, 2004, equity equal to $22 million had been contributed equally by both partners. The real estate joint venture partners have committed aggregate additional equity investments of approximately $25 million to complete the financing and up to $33 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions of $25 million to $58 million have been secured through $58 million of letters of credit that expire beginning in 2007 through 2008. The Company is responsible for $29 million of the letters of credit. At December 31, 2004, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.8 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was financed with a $19.5 million mortgage from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million.

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

The following table sets forth the Company’s contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license agreements (in millions):

			Software
		Operating	License
	Debt	Leases	Agreements	Other	Total
2005	$109.2	$31.6	$36.3	$4.2	$181.3
2006	431.6	26.0	48.7		506.3
2007	9.9	18.1	13.9		41.9
2008	310.3	10.4	12.3		333.0
2009	77.2	8.1	13.1		98.4
Thereafter	544.7	25.3	13.4		583.4
Total	$1,482.9	$119.5	$137.7	$4.2	$1,744.3

Debt includes secured promissory notes, convertible debentures, revolving credit facilities, acquisition installments and other debt described in Note 10 above.

Other includes the amount the Company expects to pay in contingent consideration for the purchase of lock\line, as described in Note 4 above.

The Company’s other commercial commitments are as follows (in millions):

	Standby
	Letters
	of Credit	Guarantees	Total
2005	$16.9	$13.4	$30.3
2006		1.9	1.9
2007	0.7	1.9	2.6
2008	28.4	1.9	30.3
2009		1.9	1.9
Thereafter		15.6	15.6
Total	$46.0	$36.6	$82.6

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

At December 31, 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

16.   Other current assets

Included in other current assets were $51.5 million and $46.1 million of prepaid expenses at December 31, 2004 and 2003, respectively.

17.   Segment and Geographic Information

The Company has several operating business units that offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as three operating Segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Year Ended December 31, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,132.1	$398.9	$188.3	$12.7	$	$1,732.0
Intersegment operating revenues	9.7	55.0		52.6	(117.3)
Out-of-pocket reimbursements	153.6	570.7	53.5	0.4	(81.6)	696.6
Total revenues	1,295.4	1,024.6	241.8	65.7	(198.9)	2,428.6
Costs and expenses	905.4	975.3	207.6	65.0	(198.9)	1,954.4
Depreciation and amortization	108.4	28.2	6.9	15.0		158.5
Income (loss) from operations	281.6	21.1	27.3	(14.3)		315.7
Other income, net	6.9			49.3		56.2
Equity in earnings (losses) of unconsolidated affiliates	7.2			(1.8)		5.4
Earnings before interest and income taxes	$295.7	$21.1	$27.3	$33.2	$	$377.3

	Year Ended December 31, 2003
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,049.6	$483.5	$180.2	$11.6	$	$1,724.9
Intersegment operating revenues	10.9	50.6		48.2	(109.7)
Out-of-pocket reimbursements	126.8	589.8	61.5	0.5	(87.2)	691.4
Total revenues	1,187.3	1,123.9	241.7	60.3	(196.9)	2,416.3
Costs and expenses	835.0	1,076.0	207.3	37.0	(196.9)	1,958.4
Depreciation and amortization	95.1	36.0	6.5	12.8		150.4
Income from operations	257.2	11.9	27.9	10.5		307.5
Other income, net	9.0	4.4		14.7		28.1
Gain on Janus Exchange		108.9				108.9
Equity in earnings of unconsolidated affiliates	12.2			0.3		12.5
Earnings before interest and income taxes	$278.4	$125.2	$27.9	$25.5	$	$457.0

	Year Ended December 31, 2002
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$961.4	$507.7	$177.5	$11.3	$	$1,657.9
Intersegment operating revenues	9.4	60.1		43.5	(113.0)
Out-of-pocket reimbursements	143.9	606.6	64.4	0.6	(89.6)	725.9
Total revenues	1,114.7	1,174.4	241.9	55.4	(202.6)	2,383.8
Costs and expenses	776.1	1,113.1	214.5	35.6	(202.6)	1,936.7
Depreciation and amortization	85.7	38.2	7.3	12.6		143.8
Income from operations	252.9	23.1	20.1	7.2		303.3
Other income, net	6.4	3.7	0.1	10.0		20.2
Equity in earnings of unconsolidated affiliates	5.9			0.6		6.5
Earnings before interest and income taxes	$265.2	$26.8	$20.2	$17.8	$	$330.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $55.3 million, $26.9 million and $13.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Revenues(1):
U.S.	$2,216.5	$2,213.2	$2,209.5
U.K.	110.0	110.2	94.2
Australia	27.5	23.5	21.4
Canada	27.2	24.0	15.6
Thailand	8.5	5.1	3.9
South Africa	4.7	4.4	3.6
Hong Kong	4.4	3.6	4.6
Netherlands	4.4	3.1	4.8
Japan	4.1	4.4	4.3
France	4.1	3.0	2.6
Singapore	2.0	1.3	1.3
Spain	1.3	1.1	1.6
New Zealand	1.0	1.2	1.3
Brazil	0.9	4.9	2.8
Switzerland	0.6	1.3	1.7
Others	11.4	12.0	10.6
	$2,428.6	$2,416.3	$2,383.8

(1)          Revenues are attributed to countries based on location of the client.

Information concerning total assets by reporting segment is as follows (in millions):

	Year Ended December, 31
	2004	2003
Financial Services	$2,295.1	$2,175.9
Output Solutions	361.2	313.7
Customer Management	128.4	132.0
Investments and Other	1,400.5	1,393.6
Eliminations	(801.8)	(816.6)
	$3,383.4	$3,198.6

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2004	2003
Long-lived assets:
U. S.	$590.3	$611.7
U.K.	100.7	74.3
Canada	6.9	5.1
Others	11.4	8.2
	$709.3	$699.3

18.   Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

		Year Ended December 31, 2004
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Operating revenues		$430.0	$425.5	$426.9	$449.6	$1,732.0
Out-of-pocket reimbursements		179.5	167.8	172.6	176.7	696.6
Total revenues		609.5	593.3	599.5	626.3	2,428.6
Cost and expenses		491.2	475.1	478.7	509.4	1,954.4
Depreciation and amortization		36.4	38.7	41.2	42.2	158.5
Income from operations		81.9	79.5	79.6	74.7	315.7
Interest expense		(13.5)	(13.2)	(14.1)	(14.5)	(55.3)
Other income, net		6.5	8.4	5.7	35.6	56.2
Equity in earnings (losses) of unconsolidated affiliates		5.1	5.6	5.8	(11.1)	5.4
Income before income taxes		80.0	80.3	77.0	84.7	322.0
Income taxes		28.4	28.5	24.5	17.8	99.2
Net income		$51.6	$51.8	$52.5	$66.9	$222.8
Basic average shares outstanding		84.1	84.3	83.9	82.6	83.7
Basic earnings per share		$0.61	$0.61	$0.63	$0.81	$2.66
Diluted average shares outstanding		86.5	86.8	86.1	85.1	86.1
Diluted earnings per share		$0.60	$0.60	$0.61	$0.79	$2.59	(1)
Common stock price ranges:	High	$46.50	$48.42	$48.26	$52.25	$52.25
	Low	$41.30	$44.15	$43.23	$42.49	$41.30

(1)   Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2004 quarterly earnings per share may not equal the total computed for the year.

		Year Ended December 31, 2003
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Operating revenues		$431.7	$431.0	$413.8	$448.4	$1,724.9
Out-of-pocket reimbursements		188.1	186.0	155.9	161.4	691.4
Total revenues		619.8	617.0	569.7	609.8	2,416.3
Cost and expenses		507.3	506.6	457.8	486.7	1,958.4
Depreciation and amortization		35.1	36.6	37.0	41.7	150.4
Income from operations		77.4	73.8	74.9	81.4	307.5
Interest expense		(3.4)	(3.1)	(7.8)	(12.6)	(26.9)
Other income, net		4.2	5.9	8.5	9.5	28.1
Gain on Janus Exchange					108.9	108.9
Equity in earnings (losses) of unconsolidated affiliates		(0.3)	3.7	4.4	4.7	12.5
Income before income taxes		77.9	80.3	80.0	191.9	430.1
Income taxes		26.5	27.3	27.1	28.4	109.3
Net income		$51.4	$53.0	$52.9	$163.5	$320.8
Basic average shares outstanding		119.4	118.7	115.7	104.5	114.5
Basic earnings per share		$0.43	$0.45	$0.46	$1.56	$2.80	(1)
Diluted average shares outstanding		120.9	119.6	117.3	106.2	116.0
Diluted earnings per share		$0.43	$0.44	$0.45	$1.54	$2.77	(1)
Common stock price ranges:	High	$38.19	$39.50	$40.51	$41.90	$41.90
	Low	$24.30	$26.67	$35.01	$35.65	$24.30

(1)          Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2003 quarterly earnings per share may not equal the total computed for the year.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

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

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Company

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 10, 2005 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2004.

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

(e)   Certain Executive Officer Certifications

DST’s common stock is listed on the NYSE. As a result, DST’s Chief Executive Officer is required to make and he has made on May 11, 2004, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company is also disclosing, as required by such Listed Company Manual section, that it has filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.   Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under “The Board of Directors-Compensation of Directors” and under “Executive Compensation Matters” in the Company’s Definitive Proxy Statement (other than the “DST Compensation Committee Report on Executive

Compensation” and the “Stock Performance Graph”) is hereby incorporated herein by reference in response to this Item 11.

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

The following table provides information as of December 31, 2004 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company’s common stock issued under all of the Company’s equity compensation plans existing as of December 31, 2004, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A	B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2004	Weighted average exercise price of outstanding options, warrants and rights shown in column A		Number of securities remaining available for issuance as of December 31, 2004 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	14,334,625 (1)	$38.4517	(1),(2)	365,474	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	See Note 4	See Note 4		759,926	(5)
Equity compensation plans not approved by shareholders(6)	None	None		None

(1)          The number shown does not include:

•       Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. (“USCS”), which is currently named DST Systems of California, LLC. The Company acquired DST Systems of California, LLC on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of December 31, 2004 was 123,296, and the weighted average exercise price of such options is $13.4483. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

•       Restricted DST common stock issued under the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“Award Plan”). The number of shares of restricted stock that have issued under the plan as of December 31, 2004 is 3,438,771.

•       Securities to be issued under the DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”). Information on the ESPP, which was approved by stockholders, is shown separately in Note 4.

(2)          Column A includes securities to be issued at a future date as deferred compensation in connection with the elimination of the reload feature of stock options. Although the shares have not yet issued, this number includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

(3)          These are the shares available for issuance in connection with the granting of options (incentive stock options and non-qualified stock options), stock appreciation rights, limited rights, performance shares, performance units, dividend equivalents, restricted stock, common stock, or any other right, interest or option relating to shares of the DST Systems, Inc. common stock granted pursuant to the provisions of the Award Plan.

(4)          December 31, 2004 was the purchase date of stock for ESPP plan year 2004; therefore, as of such date, no options were outstanding. The purchase price for the 2004 plan year was $35.63, and the total number of shares purchased on December 31, 2004 was 266,168.

(5)          The number shown is the number available for issuance subsequent to the December 31, 2004 ESPP purchase date.

(6)          The references in this row are to the DST Systems, Inc. 1991 Stock Bonus Plan (“Anniversary Plan”) which does not contain a maximum number of available shares and under which shares of DST common stock are awarded in recognition of years of service to the Company or its subsidiaries and joint ventures (five shares for five years of employment, ten shares for ten years, and so forth in five-year increments). As a result of modifications to NYSE listing standards, (a) the Plan was suspended on May 11, 2004 and prior to suspension 3,535 shares were issued during 2004 at a grant price of $45.35, and (b) anniversary shares are currently issued under the Award Plan, which, as shown in column C has a limited number of securities available for issuance.

Item 13.   Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading “The Board of Directors—Compensation Committee Interlocks and Insider Participation; Certain Business Relationships” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.   Principal Accounting Fees and Services

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

The consolidated financial statements consist of the following:

•        Consolidated Balance Sheets as of December 31, 2004 and 2003;

•        Consolidated Statement of Income for the three years ended December 31, 2004;

•        Consolidated Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2004;

•        Consolidated Statement of Cash Flows for the three years ended December 31, 2004.

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

2.      Plan of acquisition, reorganization, arrangement, liquidation or succession

2                                              The Company’s Agreement and Plan of Merger, dated September 2, 1998 by and among DST Systems, Inc., DST Acquisitions, Inc. and USCS International, Inc, which is attached as Exhibit 2 to the Company’s Registration Statement on Form S-4 dated November 20, 1998 (Registration File No. 333-67611) (“S-4”), is hereby incorporated by reference as Exhibit 2.

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

3.1.2                          The Company’s Certificate of Amendment of Certificate of Incorporation dated May 11, 2004, which is attached as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.2.

3.2                                    The Company’s Amended and Restated By-laws dated February 26, 2004, which is attached as Exhibit 4.7 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (Registration File No. 333-109130), is hereby incorporated by reference as Exhibit 3.2.

4.      Instruments defining the rights of security holders, including indentures

4.1                                    The Certificate of Designations dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1.

4.2.1                          The summary of the preferred stock purchase rights set forth in the Company’s Registration Statement on Form 8-A dated November 15, 1995 in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the “Form 8-A”) (Commission File No. 1-14036), and the related Rights Agreement dated as of October 6, 1995, between the Company and State Street Bank and Trust Company, as rights agent (“Rights Agreement”), which is attached as Exhibit 4.4 to the Company’s IPO Registration Statement, are hereby incorporated by reference as Exhibit 4.2.1.

4.2.2                          The First Amendment dated as of July 9, 1998 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 1, dated July 30, 1998 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.2.2.

4.2.3                          The Second Amendment dated as of September 10, 1999 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 2, dated September 27, 1999 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.2.3.

4.2.4                          The Third Amendment dated as of September 25, 2001 to the Rights Agreement, which amendment is attached as Exhibit 99 to Form 8-A12B/A, Amendment No. 3, dated November 26, 2001 (Commission File No. 1-14036), to the Form 8-A, is hereby incorporated by reference as Exhibit 4.2.4.

4.2.5                          The Fourth Amendment dated as of March 2, 2005 to the Rights Agreement, which amendment is attached as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.2.5.

4.2.6                          The Assignment, Acceptance and Consent dated as of November 7, 2001 and among the Company, State Street Bank and Trust Company, and EquiServe Trust Company, N.A., and pertaining to the Rights Agreement, which is attached as Exhibit 4.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.2.6.

4.3                                    The Registration Rights Agreement dated October 31, 1995, between the Company and UMB Bank, N.A. (“UMB”) as trustee of The Employee Stock Ownership Plan of DST Systems, Inc., which is attached as Exhibit 4.4 to the Company’s Annual Report for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.

4.4                                    The description of the Company’s common stock, par value $0.01 per share, set forth in the Company’s Registration Statement on Form 8-A dated October 30, 1995 (Commission File No. 1-14036), as amended by the Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

4.5                                    Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1, as amended by Exhibit 3.1.1, are hereby incorporated by reference as Exhibit 4.5.

4.6                                    Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.6.

4.7                                    The Indenture, dated as of August 12, 2003, between the Company and JPMorgan Chase Bank, as Trustee, under which the debentures were issued, which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7.

4.8                                    The Registration Rights Agreement, dated as of August 12, 2003, between the Company and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers in connection with the private offering of the debentures, which is attached as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.

4.9                                    The global securities for the Company’s 4.125% Series A Convertible Senior Debentures due 2023 in the amounts of $500,000,000 and $40,000,000, respectively, which are attached as Exhibits 4.2 and 4.3, respectively, to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 4.9.

4.10                             The global security for the Company’s 3.625% Series B Convertible Senior Debentures due 2023 in the amount of $300,000,000, which is attached as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.10.

4.11.1                   Credit Agreement, dated as of November 24, 2003, among the Company, West Side Investments, Inc., Bank of America, N.A. and the other lenders party thereto (“Credit Agreement”), which is attached as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No 1-14036), is hereby incorporated by reference as Exhibit 4.11.1.

4.11.2                   First Amendment dated as of September 14, 2004 to Credit Agreement is attached hereto as Exhibit 4.11.2.

4.11.3                   Second Amendment dated as of December 10, 2004 to Credit Agreement, which amendment is attached as Exhibit 10.1 to DST’s Current Report on Form 8-K filed on December 16, 2004 (Commission File No.1-14036), is hereby incorporated by reference as Exhibit 4.11.3.

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9.      Voting Trust Agreement

Not applicable.

10.   Material Contracts

10.1.1                   The Agreement between State Street Boston Financial Corporation and Data-Sys-Tance dated June 1, 1974 (“State Street Agreement”), which is attached as Exhibit 10.14 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.1.

10.1.2                   The Amendment dated October 1, 1987 to the State Street Agreement, which amendment is attached as Exhibit 10.14.1 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.1.2.

10.1.3                   The Amendment dated February 6, 1992 to the State Street Agreement, which amendment is attached as Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.3. Portions of this agreement are subject to confidential treatment.

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

10.4                             The Company’s Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.(2)

10.5                             The Company’s Executive Incentive Plan as amended and restated as of March 2, 2005, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.(2)

10.6                             The Company’s Supplemental Executive Retirement Plan effective January 1, 1999 as amended and restated as of May 14, 2002, which is attached as Exhibit 10.6 to the Company’s Form 10-Q dated August 14, 2002 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.(2)

10.7                             The Company’s Directors’ Deferred Fee Plan, amended and restated as of February 26, 2002, which is attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.(2)

10.8                             The Boston EquiServe, L.P. Deferred Compensation Plan, dated as of January 1, 1995, which is attached as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.(2)

10.9.1                   The form of Trust Agreement between the Company as settlor and Marshall & Ilsley Trust Company (previously UMB) as Trustee dated December 31, 1987, with amendments through November 1, 1995 (“Officer Trust”), which is attached as Exhibit 10.20 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.9.1.(2)

10.9.2                   The Eighth Amendment dated December 31, 1998 to the Officer Trust, which amendment is attached as Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.2.(2)

10.9.3                   The Ninth Amendment dated December 11, 2001 to the Officer Trust which is attached as Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.3.(2)

10.9.4                   The Tenth Amendment dated December 16, 2004 to the Officer Trust is attached hereto as Exhibit 10.9.4.(2)

10.10                      The Employment Agreement between the Company and Thomas A. McDonnell dated as of January 1, 2001, which is attached as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.(2)

10.11.1            The Employment Agreement between the Company and Thomas A. McCullough dated as of January 1, 2001, which is attached as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.1.(2)

10.11.2            Amendment dated as of February 26, 2004 to the Employment Agreement between the Company and Thomas A. McCullough, which amendment is attached as Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.2.(2)

10.12.1            The USCS International, Inc. 1996 Directors’ Stock Option Plan (the “USCS Directors’ Option Plan”) dated as of April 18, 1996, which is attached as Exhibit 10.5 to USCS International, Inc.’s Registration Statement on Form S-1 (Registration No. 333-3842) dated May 29, 1996, is hereby incorporated by reference as Exhibit 10.12.1.(1)(2)

10.12.2            The First Amendment dated February 22, 1998, to the USCS Directors’ Option Plan, which amendment is attached as Exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated March 2, 1999 (Registration No. 333-73241), is hereby incorporated by reference as Exhibit 10.12.2.(1)(2)

10.13.1            The USCS International, Inc. 1988 Incentive Stock Option Plan (“the 1988 USCS Option Plan”) dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.1.(1)(2)

10.13.2            The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.2.(1)(2)

10.14.1            The USCS International, Inc. 1990 Stock Option Plan (“the 1990 USCS Option Plan”) dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.1.(1)(2)

10.14.2            The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.2.(1)(2)

10.15.1            The USCS International, Inc. 1993 Incentive Stock Option Plan (“the 1993 USCS Option Plan”) dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.1.(1)(2)

10.15.2            The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.2.(1)(2)

10.16.1            The USCS International, Inc. 1996 Stock Option Plan (“the 1996 USCS Option Plan”) dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.1.(1)(2)

10.16.2            The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.2.(1)(2)

10.16.3            The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.3.(1)(2)

10.16.4            The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.16.4.(1)(2)

10.17                      The Company’s 1995 Stock Option and Performance Award Plan, amended and restated as of March 2, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.(2)

10.18                      The Employment Agreement between the Company and J. Michael Winn, dated June 23, 1993, which is attached as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.(2)

10.19                      Agreement for Purchase and Sale of Partnership Interests, dated December 7, 2000, among the Company, Fleet National Bank, BancBoston Services, Inc. and DST EquiServe, Inc., which is attached as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19. Portions of this agreement are subject to confidential treatment.

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

10.21                      Share Exchange Agreement dated August 25, 2003 by and among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc., which is attached as Appendix A to the Company’s Definitive Proxy Statement for the Special meeting of Stockholders on November 28, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.

10.22.1            Form of Restricted Shares Award Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.1.(2)

10.22.2            First Amendment dated March 2, 2005 to Form of Restricted Shares Award Agreement, , which amendment is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference by Exhibit 10.22.2.(2)

10.23                      Stock Purchase Agreement dated October 20, 2003 among the Company, Computershare Ltd., Computershare (US) and EQAC INC, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.

10.24.1            Credit Agreement, dated as of November 24, 2003, among the Company, West Side Investments, Inc., Bank of America, N.A. and the other lenders party thereto (“Credit Agreement”), which is attached as Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No 1-14036), is hereby incorporated by reference as Exhibit 10.24.1.

10.24.2            Second Amendment dated as of December 10, 2004 to Credit Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2004 (Commission File No.1-14036), is hereby incorporated by reference as Exhibit 10.24.2.

10.25                      The Indenture, dated as of August 12, 2003, between the Company and JPMorgan Chase Bank, as Trustee, under which the debentures were issued, which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.

(1)      The agreements and the amendments thereto are included as exhibits only to the extent that they are incorporated into the option agreements assumed by the Company with its acquisition of USCS.

(2)      Represents a management contract or a compensatory plan or arrangement.

11.   Statement re computation of per share earnings

Not applicable.

12.   Statements re computation of ratios

12.1                             The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.

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
Thomas A. McDonnell
President, Principal Executive Officer, Chief Executive Officer and Director

Dated: March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 2, 2005.

/s/ A. EDWARD ALLINSON	/s/ THOMAS A. MCDONNELL
A. Edward Allinson	Thomas A. McDonnell
Director	President, Principal Executive Officer, Chief Executive Officer and Director
/s/ MICHAEL G. FITT	/s/ THOMAS A. MCCULLOUGH
Michael G. Fitt	Thomas A. McCullough
Director	Executive Vice President, Chief Operating Officer and Director
/s/ WILLIAM C. NELSON	/s/ KENNETH V. HAGER
William C. Nelson	Kenneth V. Hager
Director	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ TRAVIS E. REED	/s/ GREGG WM. GIVENS
Travis E. Reed	Gregg Wm. Givens
Director	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ M. JEANNINE STRANDJORD
M. Jeannine Strandjord
Director

DST Systems, Inc.,
2004 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
4.11.2	First Amendment dated as of September 14, 2004 to Credit Agreement.
10.9.4	The Tenth Amendment dated December 16, 2004 to the Officer Trust.
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant