Form 10-Q
period 2005-03-31
DST SYSTEMS INC
filed 2005-05-10
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-14036

DST SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1581814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West 11thStreet, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the Company’s common stock as of April 29, 2005:

Common Stock $0.01 par value — 83,457,923

DST Systems, Inc.

Form 10-Q

March 31, 2005

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(dollars in millions, except per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$97.3	$95.0
Restricted cash	11.9	12.0
Transfer agency investments	70.3	75.2
Accounts receivable	417.9	462.0
Other current assets	91.1	110.4
Assets of business held for sale	272.1	41.4
	960.6	796.0
Investments	1,351.1	1,473.7
Properties	649.7	654.9
Goodwill	117.0	117.1
Intangibles	90.8	92.5
Other assets	70.9	36.3
Assets of business held for sale	212.1	212.9
Total assets	$3,452.2	$3,383.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year	$214.7	$109.2
Transfer agency deposits	70.3	75.2
Accounts payable	174.9	178.9
Accrued compensation and benefits	71.3	96.9
Deferred revenues and gains	100.0	75.0
Other liabilities	100.9	107.6
Liabilities of business held for sale	292.3	70.7
	1,024.4	713.5
Long-term debt	1,298.7	1,373.7
Deferred income taxes	422.0	466.2
Other liabilities	83.0	84.2
	2,828.1	2,637.6
Commitments and contingencies (Note 6)

Stockholders' equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	220.1	226.3
Retained earnings	786.6	737.4
Unearned compensation	(122.7)	(132.6)
Treasury stock (11.9 million and 12.3 million shares, respectively), at cost	(509.4)	(525.4)
Stock under forward purchase agreement	(105.8)
Accumulated other comprehensive income	354.3	439.1
Total stockholders' equity	624.1	745.8
Total liabilities and stockholders' equity	$3,452.2	$3,383.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Operating revenues	$437.1	$430.0
Out-of-pocket reimbursements	191.2	179.5

Total revenues	628.3	609.5

Costs and expenses	515.7	491.2
Depreciation and amortization	35.8	36.4

Income from operations	76.8	81.9

Interest expense	(16.6)	(13.5)
Other income, net	7.7	6.5
Equity in earnings of unconsolidated affiliates	7.9	5.1

Income before income taxes	75.8	80.0
Income taxes	26.6	28.4

Net income	$49.2	$51.6

Average common shares outstanding	78.4	84.1
Diluted shares outstanding	80.9	86.5

Basic earnings per share	$0.63	$0.61
Diluted earnings per share	$0.61	$0.60

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows — operating activities:
Net income	$49.2	$51.6

Depreciation and amortization	35.8	36.4
Equity in earnings of unconsolidated affiliates	(7.9)	(5.1)
Net realized gain on investments	(1.0)	(3.6)
Amortization of unearned compensation on restricted stock	6.4
Deferred income taxes	9.6	7.6
Increase (decrease) in restricted cash	0.1	(1.6)
Decrease in accounts receivable	44.7	13.0
Increase in inventories and other assets	(20.8)	(12.9)
Increase in transfer agency investments	(228.0)	(342.8)
Increase in transfer agency deposits	228.0	342.8
Increase (decrease) in accounts payable and accrued liabilities	(9.7)	12.9
Increase (decrease) in deferred revenues and gains	31.8	(3.4)
Decrease in accrued compensation and benefits	(30.0)	(26.4)
Other, net	3.9	2.1
Total adjustments to net income	62.9	19.0
Net	112.1	70.6

Cash flows — investing activities:
Capital expenditures	(33.8)	(39.9)
Proceeds from sale of investments	3.2	11.9
Investments in securities	(7.7)	(9.7)
Investments in and advances to unconsolidated affiliates	(0.7)	(13.9)
Contingent payment for purchase of EquiServe		(25.6)
Other, net		1.2
Net	(39.0)	(76.0)

Cash flows — financing activities:
Proceeds from issuance of common stock	7.0	15.8
Principal payments on long-term debt	(27.5)	(20.0)
Net increase (decrease) in revolving credit facilities	(47.8)	13.8
Common stock repurchased	(1.6)	(13.2)
Net	(69.9)	(3.6)

Net increase (decrease) in cash and cash equivalents	3.2	(9.0)
Cash and cash equivalents at beginning of period	96.6	91.9

Cash and cash equivalents at end of period	$99.8	$82.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto including the Company's Annual Report of Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

2.  Agreement to Sell EquiServe

The Company announced on October 20, 2004 that it has signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”).  Upon closing, the Company will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock.  The CPU stock is traded on the Australian Stock Exchange (ASX: CPU).  The CPU common stock to be received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and had a value of approximately U.S. $125 million on April 27, 2005.

Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The Company recorded EquiServe operating revenues of $52.7 million and $54.3 million, and Out-of-Pocket (“OOP”) reimbursements of $18.1 million and $20.9 million, for the three months ended March 31, 2005 and 2004, respectively.  EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $57 million associated with the transaction.  The Company estimates that it will receive approximately $147 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock.  The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing.  The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rates.  The transaction is subject to approval from the Office of the Comptroller of Currency.  The Company believes the transaction will close during the second quarter of 2005.

The following table summarizes the assets and liabilities of EquiServe, categorized as held for sale in the consolidated balance sheet (in millions).

	March 31, 2005	December 31, 2004
Cash	$2.5	$1.6
Transfer agency investments	233.0
Accounts receivable	26.9	29.7
Other current assets	9.7	10.1
Investments	0.8	0.9
Properties	5.1	5.5
Goodwill	170.9	170.9
Intangible assets	22.7	23.0
Other non-current assets	12.6	12.6
Total assets	484.2	254.3
Transfer agency deposits	233.0
Accounts payable	4.4	9.4
Accrued compensation and benefits	2.0	12.8
Deferred income taxes	19.3	17.7
Other liabilities	33.6	30.8
Net assets held for sale	$191.9	$183.6

3.  Acquisition of Health Plan Solutions

The Company announced on April 8, 2005 that one of its subsidiaries had entered into a definitive agreement with Computer Sciences Corporation (“CSC”) under which the subsidiary would acquire CSC’s Health Plan Solutions (“HPS”) business for 7.1 million shares of CSC common stock held by the DST subsidiary, and on April 29, 2005, DST’s subsidiary completed the acquisition of HPS.  The exchange value of the CSC shares at closing was $45.53 per share and HPS held $224.6 million of cash at the time of the exchange.

HPS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry and has been serving the healthcare industry since the 1960’s.  HPS has 270 clients and its proprietary systems are used to provide claims administration services for approximately 24 million covered lives.  HPS has approximately 700 employees and had revenues of $110 million for the year ended April 2, 2004 and $82 million for the nine months ended December 31, 2004.

The Company believes that the HPS business will expand its presence in the healthcare processing services industry, which currently uses DST’s AWD and Output Solutions products.  The Company expects to record net income of approximately $50 million from the exchange of the CSC shares.  The Company believes operations of HPS will be essentially neutral to DST’s diluted earnings per share in 2005 and accretive in 2006.  The actual impact on earnings per share will be dependent, among other factors, upon the finalization of the business combination accounting entries, which includes the allocation of approximately $85 million of value in excess of the net tangible assets of the HPS business to be received.

The transaction has been structured to meet the requirements for treatment as a tax-free reorganization in accordance with Section 355 of the Internal Revenue Code.  The Company has received two separate tax opinions at the “more likely” level of assurance that the transaction will comply with the provisions of Section 355.  The tax opinions are not binding on the IRS.  It is possible that the IRS could take a position contrary to the Company’s.  If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value.  The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million.  Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided a tax reserve for the potential tax.  The Company has provided an additional $32 million of tax provision in April 2005, which, when added to previously recorded amounts results in a $111 million accrual for the full amount of the potential tax.  The Company will accrue interest related to the potential tax, until such tax treatment is finally determined.

4.  Investments

Investments are as follows (in millions):

	2005 Ownership Percentage	Carrying Value
		March 31, 2005	December 31, 2004
Available-for-sale securities:
State Street Corporation	4%	$559.3	$628.3
Computer Sciences Corporation	4%	326.9	401.9
Euronet Worldwide, Inc.	6%	53.8	49.0
Other available-for-sale securities		129.0	120.8
		1,069.0	1,200.0

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	93.3	89.3
International Financial Data Services, U.K.	50%	39.9	37.8
International Financial Data Services, Canada	50%	8.9	7.0
Unconsolidated Real Estate Affiliates		81.4	80.7
Other unconsolidated affiliates		22.0	22.3
		245.5	237.1

Other:
Trading securities		25.3	25.3
Held-to-maturity		12.1	12.2
		37.4	37.5
Total investments		$1,351.9	$1,474.6

The table above includes $0.8 million and $0.9 million of investments classified as Assets of business held for sale in the Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004, respectively.

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2005	December 31, 2004
Book cost basis	$524.3	$518.7
Gross unrealized gains	546.1	681.7
Gross unrealized losses	(1.4)	(0.4)
Market value	$1,069.0	$1,200.0

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company has initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $303.3 million and $75.2 million of transfer agency investments and deposits at March 31, 2005 and December 31, 2004, respectively.  These amounts include $233.0 million and $0 of transfer agency investments and deposits related to its corporate securities processing business as of March 31, 2005 and December 31, 2004, respectively, classified as Assets of business held for sale and Liabilities of business held for sale in the Consolidated Balance Sheet.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2005 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$18.6	$1.3	$7.3	$0.1	$25.9	$1.4

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company recognized $0.4 million and $1.2 million of investment impairments for the three months ended March 31, 2005 and 2004, respectively, which the Company believed were other than temporary.  The impairments related primarily to investments available for sale in the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months Ended March 31,
	2005	2004
Boston Financial Data Services, Inc.	$4.0	$3.2
International Financial Data Services, U.K.	2.4	1.5
International Financial Data Services, Canada	1.8	0.4
Other	(0.3)
	$7.9	$5.1

5.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships	$136.0	$22.5	$136.0	$20.6
Other	0.1	0.1	0.2	0.1
Total	$136.1	$22.6	$136.2	$20.7

The table above includes $22.7 million and $23.0 million of intangible assets classified as Assets of business held for sale in the Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004, respectively.

Amortization of intangible assets for the quarter ended March 31, 2005 and 2004 was $1.9 million and $2.1 million, respectively.  Annual amortization amounts for intangible assets recorded as of March 31, 2005 are estimated at $7.7 million for each of the years 2005, 2006, and 2007, $7.3 million for 2008 and $7.0 million for 2009.  Substantially all of the intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2005, by Segment (in millions):

	December 31, 2004	Acquisitions	Other	March 31, 2005
Financial Services	$273.4	$	$(0.1)	$273.3
Output Solutions	9.2			9.2
Customer Management	5.4			5.4
Investments and Other
Total	$288.0	$	$(0.1)	$287.9

The table above includes $170.9 million of goodwill classified as Assets of business held for sale in the Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004.

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing and was financed by debt.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004.  Goodwill will be increased by the amount of additional consideration paid.

6.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Net income	$49.2	$51.6
Average common shares outstanding	78.4	84.1
Incremental shares from assumed conversions of stock options	2.5	2.4
Diluted potential common shares	80.9	86.5
Basic earnings per share	$0.63	$0.61
Diluted earnings per share	$0.61	$0.60

Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 2.4 million and 4.8 million for the three months ended March 31, 2005 and 2004, respectively.  The Company issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share.  There was no impact during the first quarter of 2005 because the Company’s average daily stock price for the quarter did not exceed $49.08.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months Ended March 31,
	2005	2004
Net income	$49.2	$51.6
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding (losses) arising during the period	(135.5)	(27.5)
Proportional share of unconsolidated affiliate interest rate swap	1.7
Less reclassification adjustments for net gains included in net income	(1.1)	(3.6)
Foreign currency translation adjustments	(2.6)	5.2
Deferred income taxes	52.7	12.1
Other comprehensive income (loss)	(84.8)	(13.8)
Comprehensive income (loss)	$(35.6)	$37.8

Stock repurchases.  On October 19, 2004, DST’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In the first quarter of 2005, 2.1 million shares were repurchased under the forward stock purchase agreement as explained below.  At March 31, 2005, the Company had purchased 7.8 million shares at an average price of $49.08 per share since the program commenced.  At March 31, 2005, the Company had approximately 3.7 million shares remaining to be purchased under this program.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock.  During 2004, 0.7 million shares were purchased by the Company under this agreement.  This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares.  On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares.  The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement.  As of March 31, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $51.14 per share.  In connection with this agreement, the Company increased debt due within one year and increased stock under forward purchase agreement by $105.8 million.

Restricted Stock Grant.  On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004, approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan.  For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers are required to take in the form of equity compensation.  The Compensation Committee made the grant after evaluating the Company’s equity compensation practices, particularly in light of changes pending at the time of the grant in the accounting rules applicable to stock options.

The Company recorded a total of $137.1 million of unearned compensation in relation to the grant.  The impact of amortized compensation expense for the quarter ended March 31, 2005 was $6.4 million.  The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

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

At March 31, 2005, the Company maintained a stock option plan which provides for the availability of 30,000,000 shares of the Company’s common stock for the grant of awards to officers, directors and other designated employees.  The awards may take the form of an option, stock appreciation right, limited right, performance share or unit, dividend equivalent, or any other right, interest or option relating to shares of common stock granted under the plan.  The option prices must be at least equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at the date of grant.  The Company applies APBO No. 25 and related interpretations in accounting for its stock based compensation, and accordingly, no compensation cost has been recognized for the Company’s stock option awards under the plan.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		For the Three Months Ended March 31,
		2005	2004
Net income (millions):	As reported	$49.2	$51.6

Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		$4.1

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(5.1)	(5.4)

Net Income	Pro forma	$48.2	$46.2

Basic earnings per share:	As reported	$0.63	$0.61
	Pro forma	$0.62	$0.55

Diluted earnings per share:	As reported	$0.61	$0.60
	Pro forma	$0.61	$0.54

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

7.  Commitments and Contingencies

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture.  The construction loan expires in June 2005.  At March 31, 2005, there were no outstanding borrowings against the loan.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.  The mortgage loan expires in August 2005.

The Company and DST Realty, Inc. have entered into an agreement to guarantee 50% of a $10.0 million line of credit loan for a 50% owned real estate joint venture.  The loan expires on June 17, 2006.  At March 31, 2005, total borrowings against the line of credit were $5.3 million.

The Company has entered into an agreement to guarantee, jointly and severally, and limited to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60.0 million loan expires on December 31, 2005.  At March 31, 2005, total borrowings on the loan were $33.6 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At March 31, 2005, each partner had contributed half of the aggregate equity of $22.7 million.  The real estate joint venture partners have committed aggregate additional equity investments of approximately $23.9 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $23.9 million to $57.1 million have been secured through $57.1 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $28.6 million of the letters of credit.  At March 31, 2005, there were no outstanding borrowings against the letters of credit.

The Company and State Street Corporation (“State Street”) have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.8 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and was financed with a $19.5 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank.  The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million at March 31, 2005.

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

At March 31, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46 Disclosures

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.2 million at March 31, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.

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

8.  Recently Issued Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) (revised 2004).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25.  As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair value method been applied.  The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard.  The Company is currently evaluating the impact of this new accounting standard.

There is a proposed accounting standard that involves an amendment to SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to be issued in the third quarter 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations.  This would require the Company to restate its 2003, 2004 and 2005 diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $0.56 for each of the quarters ended March 31, 2005 and 2004, as compared to the reported amounts of $0.61 and $0.60, respectively.

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

9.  Segment Information

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

Information concerning total assets by reporting Segment is as follows (in millions):

	March 31, 2005	December 31, 2004
Financial Services	$2,461.6	$2,295.1
Output Solutions	366.1	361.2
Customer Management	146.0	128.4
Investments and Other	1,294.9	1,400.5
Eliminations	(816.4)	(801.8)
	$3,452.2	$3,383.4

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2005
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total
Operating revenues	$277.5	$109.9	$46.3	$3.4	$	$437.1
Intersegment operating revenues	2.2	18.5		14.6	(35.3)
Out-of-pocket reimbursements	43.2	152.3	13.2	0.1	(17.6)	191.2
Total revenues	322.9	280.7	59.5	18.1	(52.9)	628.3

Costs and expenses	245.9	262.1	50.4	10.2	(52.9)	515.7
Depreciation and amortization	23.4	6.7	1.5	4.2		35.8
Income from operations	53.6	11.9	7.6	3.7		76.8
Other income, net	3.0	0.2		4.3		7.5
Equity in earnings (losses) of unconsolidated affiliates	8.4			(0.5)		7.9

Earnings before interest and income taxes	$65.0	$12.1	$7.6	$7.5	$	$92.2

	Three Months Ended March 31, 2004
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total
Operating revenues	$268.9	$107.8	$50.0	$3.3	$	$430.0
Intersegment operating revenues	2.7	13.1		12.1	(27.9)
Out-of-pocket reimbursements	37.8	146.4	14.0	0.1	(18.8)	179.5
Total revenues	309.4	267.3	64.0	15.5	(46.7)	609.5

Costs and expenses	226.6	250.9	51.8	8.6	(46.7)	491.2
Depreciation and amortization	24.8	7.2	1.3	3.1		36.4
Income from operations	58.0	9.2	10.9	3.8		81.9
Other income, net	2.9			3.6		6.5
Equity in earnings (losses) of unconsolidated affiliates	5.4			(0.3)		5.1

Earnings before interest and income taxes	$66.3	$9.2	$10.9	$7.1	$	$93.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $16.6 million and $13.5 million for the three months ended March 31, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Investments and Other

The Company’s Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Revenues
Operating revenues
Financial Services	$279.7	$271.6
Output Solutions	128.4	120.9
Customer Management	46.3	50.0
Investments and Other	18.0	15.4
Eliminations	(35.3)	(27.9)
	$437.1	$430.0
% change from prior year period	1.7%

Out-of-pocket reimbursements
Financial Services	$43.2	$37.8
Output Solutions	152.3	146.4
Customer Management	13.2	14.0
Investments and Other	0.1	0.1
Eliminations	(17.6)	(18.8)
	$191.2	$179.5
% change from prior year period	6.5%

Total revenues	$628.3	$609.5
% change from prior year period	3.1%

Income from operations
Financial Services	$53.6	$58.0
Output Solutions	11.9	9.2
Customer Management	7.6	10.9
Investments and Other	3.7	3.8
	76.8	81.9

Interest expense	(16.6)	(13.5)
Other income, net	7.7	6.5
Equity in earnings of unconsolidated affiliates, net of income taxes	7.9	5.1
Income before income taxes	75.8	80.0
Income taxes	26.6	28.4
Net income	$49.2	$51.6

Basic earnings per share	$0.63	$0.61
Diluted earnings per share	$0.61	$0.60

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three months ended March 31, 2005, increased $18.8 million or 3.1% over the same period in 2004.  Consolidated operating revenues for the three months ended March 31, 2005 increased $7.1 million or 1.7% over the prior year quarter.  U.S. operating revenues for the three months ended March 31, 2005, were $393.6 million, an increase of 3.3% over the same period in 2004.  International operating revenues for the three months ended March 31, 2005 were $43.5 million, a decrease of 11.4% over the same period in 2004.

Financial Services Segment total revenues for the three months ended March 31, 2005 increased $13.5 million or 4.4% over the same period in 2004.  Financial Services operating revenues for the three months ended March 31, 2005 increased $8.1 million or 3.0% over the same period in 2004.  U.S. Financial Services Segment operating revenues for the three months ended March 31, 2005 increased $13.3 million or 5.5% over the same period in 2004.  The increase in U.S. Financial Services Segment operating revenues for the three months ended March 31, 2005, resulted primarily from higher lock\line related revenues from increases in supported customers and expanded service offerings of $13.3 million and higher U.S. mutual fund servicing revenues of $3.4 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 94.0 million at March 31, 2005, an increase of 1.8 million or 2.0% from the 92.2 million serviced at December 31, 2004, and an increase of 3.9 million or 4.3% from the 90.1 million serviced at March 31, 2004.  Financial Services Segment international operating revenues for the three months ended March 31, 2005, were $26.1 million, a decrease of $5.2 million or 16.6% over the same period in 2004.  The decrease for the three months ended March 31, 2005 compared to the same period in the prior year is primarily from lower software license revenues of $4.8 million.

Output Solutions Segment total revenues for the three months ended March 31, 2005, increased $13.4 million or 5.0% over the same period in 2004.  Output Solutions Segment operating revenues for the three months ended March 31, 2005 increased $7.5 million or 6.2% over the same period in 2004.  The operating revenue increase resulted principally from increased revenues of $3.9 million and $2.5 million in the telecommunications and banking industries, respectively, for the three months ended March 31, 2005 compared to the same period last year.  Output Solutions Segment images produced for the three months ended March 31, 2005, increased 18.2% to 2.6 billion and items mailed increased 1.9% to 437 million compared to the same period in 2004.

Customer Management Segment total revenues for the three months ended March 31, 2005 decreased $4.5 million or 7.0% over the same period in 2004.  Customer Management Segment operating revenues for the three months ended March 31, 2005 decreased $3.7 million or 7.4% over the same period in 2004.  The decrease for the quarter ended March 31, 2005 was a result of a decrease in processing and software service revenues of $3.6 million primarily as a result of lower software development revenues, partially offset by higher professional services revenues.  Total cable and satellite subscribers serviced were 36.2 million at March 31, 2005, a decrease of 3.2% compared to year end 2004 levels, resulting from a decrease in international cable subscribers serviced, partially offset by an increase in U.S. satellite subscribers.

Investments and Other Segment total revenues increased $2.6 million or 16.8% for the three months ended March 31, 2005 as compared to the same period in 2004.  Investments and Other Segment operating revenues increased $2.6 million or 16.9% for the three months ended March 31, 2005 as compared to the same period in 2004.  The increase was primarily from increased real estate leasing activity.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three months ended March 31, 2005 was $76.8 million, a decrease of $5.1 million or 6.2% over the same period in 2004.

Financial Services Segment income from operations for the three months ended March 31, 2005 was $53.6 million, a decrease of $4.4 million or 7.6% over the same period in 2004.  Income from operations for the three months ended March 31, 2005 decreased due to an increase in costs and expenses of $19.3 million or 8.5% compared to the prior year quarter, primarily from higher OOP expenses of $5.4 million associated with higher OOP revenues, additional compensation expense of $4.4 million related to the restricted stock grant and increased lock\line costs to support revenue growth.  Depreciation and amortization costs decreased $1.4 million, primarily attributable to lower capital expenditures.

Output Solutions Segment income from operations for the three months ended March 31, 2005, was $11.9 million, an increase of $2.7 million or 29.3% over the same period in 2004.  Costs and expenses increased $11.2 million or 4.5% from the first quarter 2004, reflecting higher OOP costs associated with higher volumes and higher personnel costs, including additional compensation cost of $1.2 million related to the restricted stock grant.  Segment results include $0.6 million of costs in 2004 associated with facility and other consolidations.  Depreciation and amortization for the three months ended March 31, 2005 decreased $0.5 million compared to the prior year period, primarily from lower capital expenditures.

Customer Management Segment income from operations totaled $7.6 million for the three months ended March 31, 2005, a decrease of $3.3 million or 30.3% over the same period in 2004, primarily from lower revenues and additional compensation expense related to the restricted stock grant.  Costs and expenses decreased $1.4 million for the three month period ending March 31, 2005 compared to the same period in 2004, primarily due to lower costs associated with lower revenues, partially offset by additional compensation expense of $0.6 million related to the restricted stock grant.  Depreciation and amortization increased $0.2 million compared to the prior year quarter, primarily from the amortization of capitalized software for the first operational components of Collabrent, and increased capital expenditures.

Investments and Other Segment income from operations for the three months ended March 31, 2005, decreased $0.1 million over the prior year quarter.

Interest expense

Interest expense was $16.6 million for the quarter ended March 31, 2005 compared to $13.5 million in the prior year quarter, principally from higher average interest rates and $0.9 million of interest expense associated with the forward stock purchase agreement.

Other income, net

Other income was $7.7 million for the quarter ended March 31, 2005 compared to $6.5 million recorded in the prior year quarter.  First quarter 2005 results include $5.4 million primarily related to interest and dividend income and $1.4 million primarily in net gains on securities.  First quarter 2004 results include $3.7 million primarily related to interest and dividend income and $2.0 million primarily in net gains on securities.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended March 31,
	2005	2004
BFDS	$4.0	$3.2
IFDS U.K.	2.4	1.5
IFDS Canada	1.8	0.4
Other	(0.3)
	$7.9	$5.1

Equity in earnings of unconsolidated affiliates totaled $7.9 million for the three months ended March 31, 2005, as compared to $5.1 million for the three months ended March 31, 2004.  Boston Financial Data Services (“BFDS”) earnings increased $0.8 million for the three months ended March 31, 2005, compared to the same period in 2004, primarily from higher revenues from an increase in accounts serviced and improved operational efficiencies.  International Financial Data Services (U.K.) Limited (“IFDS U.K.”) results increased $0.9 million for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to the recognition of a deferred tax asset of $1.4 million related to the entity’s prior year loss carryforwards.  Accounts serviced by IFDS U.K. were 5.3 million at March 31, 2005, unchanged from year end 2004 levels and an increase of 0.5 million or 10.4% over March 31, 2004 levels.  An additional 57,000 accounts are scheduled to convert during the second quarter of 2005.  International Financial Data Services (Canada) Limited (“IFDS Canada”) results increased $1.4 million for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to higher levels of accounts serviced.  Accounts serviced by IFDS Canada were 6.2 million at March 31, 2005, unchanged from year end 2004 levels, and an increase of 3.4 million from March 31, 2004 levels, principally from the conversion of a client with 3.0 million accounts from a facility management arrangement to a remote processing arrangement.

Income taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant quarter.  The Company’s effective tax rate was 35.2% for the quarter, compared to 35.5% for the quarter ended March 31, 2004.  The Company estimates its effective tax rate will be 35.2% for the year ending December 31, 2005, and, on this basis, has provided income taxes at this rate for the three months ended March 31, 2005.  The reduction in the year to date tax rate from 35.5% to 35.2% is primarily the result of certain international operations.  The 2005 and 2004 tax rates were affected by tax aspects of certain international operations and state tax income apportionment rules.  The full year 2005 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2005, increased 4.4% over the same period in 2004 to $322.9 million.  Financial Services Segment operating revenues for the three months ended March 31, 2005 were $279.7 million, an increase of $8.1 million or 3.0% over the same period in 2004.  U.S. Financial Services Segment operating revenue increased 5.5% to $253.6 million for the three months ended March 31, 2005.  The increase in U.S. Financial Services Segment operating revenues for the three months ended March 31, 2005, resulted primarily from higher lock\line related revenues from increases in supported customers and expanded service offerings of $13.3 million and higher U.S. mutual fund servicing revenues of $3.4 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 4.3% from 90.1 million at March 31, 2004 to 94.0 million at March 31, 2005.  Financial Services Segment operating revenues from international operations for the three months ended March 31, 2005 decreased 16.6% to $26.1 million over the same period in 2004.  The decrease for the three months ended March 31, 2005 compared to the same period in the prior year is primarily from lower software license fee revenues of $4.8 million.

During the quarter, the Company obtained no new client commitments.  The Company currently has commitments from a total of four complexes with a combined total of 6.2 million shareowner accounts and one insurance client with 200,000 401(k) participants.  These new clients will be converted throughout the remainder of 2005.  The Company is also pursuing a number of potential new clients for mutual fund processing services.

Costs and expenses

Segment costs and expenses for the three months ended March 31, 2005 increased 8.5% to $245.9 million over the same period in 2004.  This increase was primarily from higher OOP expenses of $5.4 million associated with higher

OOP revenues, additional compensation expense of $4.4 million related to the restricted stock grant and increased lock\line costs to support revenue growth.

Segment costs and expenses continue to include costs associated with the development of Fairway, the Company’s new securities transfer system, and Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”), the Company’s Wealth Management and Advisor products.  Upon the closing of the pending EquiServe sale, the Fairway development costs will be reimbursable.  Client accounts are currently being converted to the Fairway system from older systems and there are certain costs involved in these conversions.  The Company will continue to incur development and conversion costs related to MAP and OpenPFA.

Depreciation and amortization

Segment depreciation and amortization decreased 5.6% or $1.4 million for the three months ended March 31, 2005 over the same period in 2004, primarily attributable to lower capital expenditures.

The Segment continues to incur amortization for capitalized costs related to the new Fairway system.  As additional work is completed and more costs are capitalized, depreciation will increase as it relates to Fairway.  The Company has assigned a 10 year life to Fairway for amortization purposes.  The Fairway system is expected to be written off concurrent with the closing of the pending sale of EquiServe.

Income from operations

Segment income from operations for the three months ended March 31, 2005 decreased 7.6% to $53.6 million over the same period in 2004.  The decrease resulted primarily from an increase in costs and expenses of $19.3 million compared to the prior year quarter, primarily from higher OOP expenses of $5.4 million associated with higher OOP revenues, additional compensation expense of $4.4 million related to the restricted stock grant and increased lock\line costs to support revenue growth.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2005 increased 5.0% to $280.7 million compared to the same period in 2004.  Output Solutions Segment operating revenues for the three months ended March 31, 2005 increased 6.2% to $128.4 million compared to the same period in 2004.  The operating revenue increase resulted principally from increased revenues of $3.9 million and $2.5 million in the telecommunications and banking industries, respectively for the three months ended March 31, 2005 compared to the same period last year.

Costs and expenses

Segment costs and expenses for the three months ended March 31, 2005 increased 4.5% to $262.1 million over the same period in 2004.  The increase is a result of higher OOP costs associated with higher volumes and higher personnel costs, including additional compensation cost of $1.2 million related to the restricted stock grant.  For the three months ended March 31, 2004, Segment results include $0.6 million of costs associated with facility and other consolidations.

Depreciation and amortization

Segment depreciation and amortization decreased 6.9% to $6.7 million for the three months ended March 31, 2005 compared to the same period in 2004, primarily from lower capital expenditures.

Income from operations

Segment income from operations for the three months ended March 31, 2005 increased 29.3% to $11.9 million over the same period in 2004.  The increase related primarily to increased revenues of $3.9 million and $2.5 million in the telecommunications and banking industries, respectively.  Segment results for the three months ended March 31, 2004 include $0.6 million of costs associated with facility and other consolidations.

CUSTOMER MANAGEMENT SEGMENT

Revenues

Customer Management Segment total revenues for the three months ended March 31, 2005 decreased 7.0% to $59.5 million as compared to the same period in 2004.  Customer Management Segment operating revenues for the three months ended March 31, 2005 were $46.3 million, a decrease of $3.7 million or 7.4% over the same period in 2004.  Processing and software service revenues decreased $3.6 million to $45.7 million for the three months ended March 31, 2005 from $49.3 million for the three months ended March 31, 2004.  Total cable and satellite subscribers serviced were 36.2 million at March 31, 2005, a decrease of 3.2% compared to year end 2004 levels, resulting from a decrease in international cable subscribers serviced, partially offset by an increase in U.S. satellite subscribers.

Costs and expenses

Segment costs and expenses for the three months ended March 31, 2005, decreased $1.4 million or 2.7% compared to the same period in 2004, primarily due to lower variable operating costs partially offset by additional compensation expense of $0.6 million related to the 2004 restricted stock grant and increased development costs for Collabrent.

Segment costs and expenses continue to include costs associated with the development of Collabrent, the Company’s billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over Internet Protocol telephony markets.  Conversion of subscriber accounts  to the Collabrent system has begun and the Company expects to incur additional costs on these conversions.  Development and conversion costs are expected to continue at the current rate until the majority of subscriber accounts are converted onto Collabrent, however the amount that qualifies for capitalization of internally developed software costs will decrease.

Depreciation and amortization

Segment depreciation and amortization for the three months ended March 31, 2005 increased $0.2 million to $1.5 million compared to the same period in 2004, primarily from the amortization of capitalized software for the first operational components of Collabrent, and increased capital expenditures.

The first components of Collabrent were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time.  The Company has assigned a 7 year life to Collabrent for amortization purposes.

Income from operations

Customer Management Segment income from operations for the three months ended March 31, 2005 decreased $3.3 million to $7.6 million compared to the same period in 2004.  The decrease is primarily attributable to decreased operating revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $18.0 million for the three months ended March 31, 2005, an increase of $2.6 million as compared to the same period in 2004.  The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses

Segment costs and expenses increased $1.6 million to $10.2 million for the three months ended March 31, 2005 compared to the prior year quarter.

Depreciation and amortization

Segment depreciation and amortization increased $1.1 million to $4.2 million for the three months ended March 31, 2005, as compared to the same period in 2004.

Income from operations

Segment income from operations totaled $3.7 million for the three months ended March 31, 2005 as compared to $3.8 million for the three months ended March 31, 2004.

Segment Operating Data

The following table presents operating data for the Company’s operating business Segments:

	March 31, 2005	December 31, 2004
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	56.6	55.9
IRA mutual fund accounts	22.1	21.7
Other retirement accounts	3.5	3.3
TRAC mutual fund accounts	6.3	6.3
Section 529 and Educational IRA’s	5.5	5.0
	94.0	92.2

International
United Kingdom (1)	5.3	5.3
Canada (2)	6.2	6.2

TRAC participants (millions)	4.1	3.9
Security transfer accounts processed (millions)	18.4	18.8
Automated Work Distributor workstations (thousands)	97.8	96.4
lock\line supported consumers (millions)	26.8	25.3

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	31.6	31.0
International	4.6	6.4

(1)           Processed by International Financial Data Services, (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services, (Canada) Limited, an unconsolidated affiliate of the Company.

	For the Three Months Ended March 31,
	2005	2004
Output Solutions Operating Data
Images produced (millions)	2,552	2,185
Items mailed (millions)	437	429

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity is cash provided by operations.  Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2005 and 2004 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $112.1 million for the three months ended March 31, 2005.  Operating cash flows of $112.1 million in 2005 resulted principally from net income of $49.2 million plus net non-cash charges included in net income of $42.9 million (principally $35.8 million of depreciation and amortization), offset by an increase in working capital of $20.0 million (principally a decrease in trade accounts receivable of $44.7 million and an increase in deferred revenues and gains of $31.8 million offset by a decrease in accrued compensation and benefits of $30.0 million and an increase in inventories and other assets of $20.8 million).  The Company had $99.8 million of cash and cash equivalents at March 31, 2005.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company has initiated a similar cash management service for a portion of its corporate securities processing transfer agency accounts.  The Company had $70.3 million and $75.2 million of mutual fund transfer agency investments and deposits at March 31, 2005 and December 31, 2004, respectively.  The Company also had $233.0 and $0 of transfer agency investments and deposits related to its corporate securities processing business as of March 31, 2005 and December 31, 2004, respectively, classified as Assets of business held for sale and Liabilities of business held for sale in the Consolidated Balance Sheet.

Customer Deposits

The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage.  A significant number of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the initial impact on cash flow.

Investing Activities

Cash flows used in investing activities totaled $39.0 million for the three months ended March 31, 2005.  The Company continues to make significant investments in capital equipment, software, systems and facilities.

Capital Expenditures

During the three months ended March 31, 2005 the Company expended $33.8 million in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders.  Of this total, $5.2 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $7.7 million of investments in available-for-sale securities for the three month period ending March 31, 2005, and made $0.7 million of advances to unconsolidated affiliates and other investments.  During the three months ended March 31, 2005, the Company received $3.1 million from the sale of investments in available-for-sale securities and received $0.1 million during the same period from the sale and maturities of other investments.

The Company expended approximately $25.6 million during the first quarter of 2004 for a contingent payment for the purchase of EquiServe.

Financing Activities

Cash flows used in financing activities totaled $69.9 million for the three month period ending March 31, 2005.

Common Stock Issuances and Repurchases

The Company received proceeds of $7.0 million from the issuance of common stock under the Company’s Employee Stock Purchase Plan and from the exercise of employee stock options during the three month period ending March 31, 2005.

On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the 6.0 million share repurchase plan authorized on February 26, 2004.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In the first quarter of 2005, 2.1 million shares were repurchased under the forward stock purchase agreement as explained below.  At March 31, 2005, the Company had purchased 7.8 million shares at an average price of $49.08 per share since the program commenced.  At March 31, 2005, the Company had approximately 3.7 million shares remaining to be purchased under this program.

Shares received in exchange for tax withholding obligations arising from exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises were $1.6 million in 2005.

During the fourth quarter 2004, the Company entered into a forward stock purchase agreement for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock.  This agreement contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of shares.  On January 3, 2005, the Company entered into a new forward stock purchase agreement that requires physical settlement of shares.  The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement.  As of March 31, 2005, 2.1 million shares of common stock have been purchased under the January 2005 agreement at an average price of $51.14 per share.  In connection with this agreement, the Company increased debt due within one year and increased stock under forward purchase agreement by $105.8 million.

Debt Activity

The Company has used four primary sources of debt financing:  1) Parent Company Syndicated line of credit facility; 2) Parent Company convertible debentures; 3) Subsidiary line of credit facility; and 4) Real estate subsidiary secured promissory notes.  The Company has also utilized bridge loans and forward stock purchase agreements to augment the above sources of debt financing.  Net repayments from the Company’s line of credit facilities totaled $47.8 million for the three month period ending March 31, 2005.  The Company had $1,513.4 million of debt outstanding at March 31, 2005.

Significant Transactions

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture plans to develop approximately 1.1 million square feet of office space intended to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At March 31, 2005, each partner had contributed half of the aggregate equity of $22.7 million.

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

The real estate joint venture partners have committed aggregate additional equity investments of approximately $23.9 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $23.9 million to $57.1 million have been secured through $57.1 million of letters of credit that expire beginning in 2007 through 2008.  The Company is responsible for $28.6 million of the letters of credit.  At March 31, 2005, there were no outstanding borrowings against the letters of credit.

lock\line

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing and was financed by debt.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004.  Goodwill will be increased by the amount of additional consideration paid.

EquiServe

The Company announced on October 20, 2004 that it has signed a definitive agreement for Computershare Ltd. (“CPU”) to acquire, in a taxable transaction, the Company’s wholly owned subsidiary, EquiServe, Inc. (“EquiServe”).  Upon closing, the Company will receive U.S. $216 million of cash plus 29.6 million shares of CPU common stock.  The CPU stock is traded on the Australian Stock Exchange (ASX: CPU).  The CPU common stock to be received represents slightly less than 5% of CPU’s total issued capital, post-transaction, and had a value of approximately U.S. $125 million on April 27, 2005.  Under terms of the agreement, the Company will continue to provide EquiServe various services, including data processing support, AWD products and services, Output Solutions services, E-Proxy services and lost instrument surety bond coverage.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The Company recorded EquiServe operating revenues of $52.7 million and $54.3 million, and Out-of-Pocket (“OOP”) reimbursements of $18.1 million and $20.9 million, for the three months ended March 31, 2005 and 2004, respectively.  EquiServe is included in the Financial Services Segment.

The Company expects to record a one-time after-tax gain of approximately $57 million associated with the transaction.  The Company estimates that it will receive approximately $147 million of after-tax cash proceeds associated with the transaction that may be used to reduce debt or repurchase shares of DST common stock.  The Company believes that the transaction will be slightly dilutive to diluted earnings per share.  The estimated after-tax gain and after-tax cash proceeds will fluctuate based on changes in the value of the CPU common stock to be received at closing.  The value of the CPU stock will fluctuate from changes in price and changes in the U.S. and Australian foreign currency exchange rates.  The transaction is subject to approval from the Office of the Comptroller of Currency.  The Company believes the transaction will close during the second quarter of 2005.

Acquisition of Health Plan Solutions

The Company announced on April 8, 2005 that one of its subsidiaries had entered into a definitive agreement with Computer Sciences Corporation (“CSC”) under which the subsidiary would acquire CSC’s Health Plan Solutions (“HPS”) business for 7.1 million shares of CSC common stock held by the DST subsidiary, and on April 29, 2005, DST’s subsidiary completed the acquisition of HPS.  The exchange value of the CSC shares at closing was $45.53 per share and HPS held $224.6 million of cash at the time of the exchange.

HPS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry and has been serving the healthcare industry since the 1960’s.  HPS has 270 clients and its proprietary systems are used to provide claims administration services for approximately 24 million covered lives.  HPS has approximately 700 employees and had revenues of $110 million for the year ended April 2, 2004 and $82 million for the nine months ended December 31, 2004.

The Company believes that the HPS business will expand its presence in the healthcare processing services industry, which currently uses DST’s AWD and Output Solutions products.  The Company expects to record net income of approximately $50 million from the exchange of the CSC shares.  The Company believes operations of HPS will be essentially neutral to DST’s diluted earnings per share in 2005 and accretive in 2006.  The actual impact on earnings per share will be dependent, among other factors, upon the finalization of the business combination accounting entries, which includes the allocation of approximately $85 million of value in excess of the net tangible assets of the HPS business to be received.

The transaction has been structured to meet the requirements for treatment as a tax-free reorganization in accordance with Section 355 of the Internal Revenue Code.  The Company has received two separate tax opinions at the “more likely” level of assurance that the transaction will comply with the provisions of Section 355.  The tax opinions are not binding on the IRS.  It is possible that the IRS could take a position contrary to the Company’s.  If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value.  The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million.  Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided a tax reserve for the potential tax.  The Company has provided an additional $32 million of tax provision in April 2005, which, when added to previously recorded amounts results in a $111 million accrual for the full amount of the potential tax.  The Company will accrue interest related to the potential tax, until such tax treatment is finally determined.

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

The impact of amortized compensation expense for the quarter ended March 31, 2005 was $6.4 million.  The Company estimates that the impact of amortized compensation expense attributable to the grant for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares on November 10, 2004, will be approximately $27 million for the years 2005 through 2008 and $22.5 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

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

At March 31, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

FIN 46 Disclosures

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($38.2 million at March 31, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during 2004.  The Company has determined that these ventures are not variable interest entities.

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

OTHER

Comprehensive income (loss).  The Company’s comprehensive income (loss) totaled $(35.6) million for the three months ended March 31, 2005 compared to $37.8 million for the comparable period in 2004.  Comprehensive income (loss) consists of net income of $49.2 million and other comprehensive loss of $(84.8) million for the three months ended March 31, 2005, respectively, and net income of $51.6 million and other comprehensive loss of $(13.8) million for the three months ended March 31, 2004, respectively.  Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments.  At March 31, 2005, the Company’s available-for-sale securities had unrealized holding losses of $1.4 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at March 31, 2005 are other than temporary.

The Company recognized investment impairments of $0.4 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively, which the Company believed were other than temporary.  The impairments related primarily to investments held by the Investment and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) (revised 2004).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25.  As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair value method been applied.  The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard.  The Company is currently evaluating the impact of this new accounting standard.

There is a proposed accounting standard that involves an amendment to SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to be issued in the third quarter 2005, and would require retroactive restatement of a company’s diluted earnings per share calculations.  This would require the Company to restate its 2003, 2004 and 2005 diluted earnings per share calculations.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $0.56 for each of the quarters ended March 31, 2005 and 2004, as compared to the reported amounts of $0.61 and $0.62, respectively.

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

Reliance on Facilities

The Company’s processing services are primarily dependent on facilities housing central computer operations or in which information, image or bill and statement processing occur.  The Company’s mutual fund full service, corporate stock transfer and warranty and debt protection administrative service businesses are dependent on call centers in various locations.  The Company owns, leases and manages real estate.  A natural disaster, terrorist act or other calamity that causes long-term damage to the Company’s facilities, or economic or other events impacting the real estate markets in which the Company owns, leases or manages real estate, could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Similarly, certain of the Company’s subsidiaries involved in the business of providing administrative services in connection with insurance and warranty products are licensed or registered insurance agencies, service warranty providers or third party administrators and, as such, are subject to applicable state insurance and service warranty laws and to related rules and regulations.  These laws and regulations impose on them recordkeeping, reporting, financial, and other requirements and generally regulate the conduct of regulated business operations.  In the event any of the subsidiaries materially violate any of these applicable laws or regulations, their regulatory authorizations could be suspended or revoked, which could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

The Company’s existing and potential clients are subject to extensive regulation.  Certain of the Company’s customers are subject to federal and state regulation of investment advisors and broker/dealers.  Certain of the Company’s clients are also subject to federal and state regulations governing the privacy and use of financial, personal health and other information that is collected and managed by the Company’s products and services.  Certain of the Company’s revenue opportunities may depend on continued deregulation in the worldwide communications industry.  Regulatory changes that adversely affect the Company’s existing and potential clients, or material violation of regulatory requirements by clients, could diminish the business prospects of such clients.  If such conditions were to materially, adversely affect the business of a material client or a material group of the Company’s clients, such conditions could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Non-U.S. Operations

Consolidated revenues from the Company’s subsidiaries in Canada, Europe and elsewhere outside the U.S. account for a percentage of the Company’s revenues.  The Company’s current and proposed international business activities are subject to certain inherent risks, including but not limited to specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, change in the national priorities of any given country, and cultural differences.  There can be no assurance that such risks will not have a material adverse effect on the Company’s future international sales and, consequently, the Company’s financial condition, results of operations and cash flow.

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

Security of Proprietary Customer Information

The Company’s business involves the electronic recordkeeping of proprietary information of the Company’s customers, and of the clients of such customers.  Such information includes sensitive financial and personal health information.  The Company maintains systems and procedures to protect against unauthorized access to such information and against computer viruses (“Security Systems”), and there is no guarantee that the Security Systems are adequate to protect against all security breaches.  Rapid advances in technology make it impossible to anticipate or be prepared to address all potential security threats.  A material breach of Security Systems could cause the Company’s customers to reconsider use of the Company’s services and products, affect the Company’s reputation, or otherwise have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

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

Miscellaneous

In addition to the factors noted above, there may be other factors that cause any forward-looking comment to become inaccurate.  One such factor is litigation and claims involving the Company, including but not limited to routine litigation and claims involving transaction processing in which the plaintiffs or claimants allege damages from errors or delays.  Plaintiffs or claimants may base such damages on various factors which, for allegedly flawed transfer agency operations, could include unfavorable changes in the market value of securities processed.  Litigation can include class action claims based, among other theories, upon various regulatory rules and consumer protection statutes with respect to which class action plaintiffs may attempt to assert private rights of action.  Other factors include, but are not limited to, accounting or other fraud that may occur with respect to the financial statements or business of a financial service provider or other client of the Company, changes in management strategies, changes in lines of business or markets, failure of anticipated opportunities to materialize, changes in the cost of necessary supplies, changes in accounting principles, and changes in the economic, political or regulatory environments in the United States and/or the other countries where the Company now competes or may compete in the future.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2005 was approximately $1.1 billion.  The impact of a 10% change in fair value of these investments would be approximately $65.2 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2005, the Company and its joint ventures had approximately $2.0 billion of cash balances maintained in such accounts, of which $1.0 billion are maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.1 million of net income (loss).  In connection with the pending sale of EquiServe, the cash balances maintained by the Company and its joint ventures in such accounts are expected to decrease by approximately $800 - $900 million.

At March 31, 2005, the Company had $1,513 million of debt, of which $653.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  At March 31, 2005, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $9.4 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2005, the Company’s international subsidiaries had approximately $246 million in total assets and for the quarter ended March 31, 2005, these international subsidiaries produced approximately $0.6 million in net income.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $25 million and would increase or decrease net income by approximately $65,000.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the Company’s Form 10-K for 2004, the Company reported a putative class action against one of the Company’s joint venture affiliates.  No class has been certified, and no material developments have occurred in the litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended March 31, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	2,110,018	(1)	$50.68	2,085,100	3,748,400	(2)
February 1 — February 28	4,460	(1)	$42.71		3,748,400	(2)
March 1 — March 31	2,592	(1)	$43.24		3,748,400	(2)

(1)          For the three months ended March 31, 2005, the Company purchased, in accordance with the 1995 Stock Option and Performance Award Plan, 31,970 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 24,918 shares were purchased in January, 4,460 shares were purchased in February and 2,592 shares were purchased in March.

(2)          On February 26, 2004, the Company’s Board of Directors authorized a stock repurchase plan allowing but not requiring the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.  On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the plan.  On March 31, 2005, the Company had approximately 3.7 million remaining shares to be purchased under this plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2006, the Corporate Secretary of DST must receive such proposal on or before December 1, 2005, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)        Exhibits:

31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 10, 2005.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)