Form 10-Q
period 2005-06-30
DST SYSTEMS INC
filed 2005-08-09
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
Yes ☒    No ☐

Number of shares outstanding of the Company’s common stock as of July 29, 2005:

Common Stock $0.01 par value — 79,326,254

DST Systems, Inc.

Form 10-Q

June 30, 2005

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Introductory Comments	3

	Condensed Consolidated Balance Sheet – June 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Income – Three and Six Months Ended June 30, 2005 and 2004	5

	Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49-50

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51-52

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURE		53

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

The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(dollars in millions, except per share amounts)

(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$388.6	$95.0
Restricted cash	36.9	12.0
Transfer agency investments	61.9	75.2
Accounts receivable	365.2	462.0
Other current assets	117.6	110.4
Assets of businesses held for sale	109.2	41.4
	1,079.4	796.0
Investments	1,229.4	1,473.7
Properties	562.1	654.9
Goodwill	159.0	108.1
Intangibles	108.9	101.5
Other assets	84.9	36.3
Assets of business held for sale		212.9
Total assets	$3,223.7	$3,383.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$14.1	$109.2
Transfer agency deposits	61.9	75.2
Accounts payable	191.2	178.9
Accrued compensation and benefits	89.7	96.9
Deferred revenues and gains	62.2	75.0
Other liabilities	112.1	107.6
Income taxes payable	207.8
Liabilities of businesses held for sale	35.6	70.7
	774.6	713.5
Long-term debt	1,260.9	1,373.7
Deferred income taxes	329.0	466.2
Other liabilities	89.1	84.2
	2,453.6	2,637.6
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	217.6	226.3
Retained earnings	956.9	737.4
Unearned compensation	(123.8)	(132.6)
Treasury stock (13.5 million and 12.3 million shares, respectively), at cost	(595.0)	(525.4)
Accumulated other comprehensive income	313.4	439.1
Total stockholders’ equity	770.1	745.8
Total liabilities and stockholders’ equity	$3,223.7	$3,383.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Operating revenues	$469.2	$425.5	$906.3	$855.5
Out-of-pocket reimbursements	201.1	167.8	392.3	347.3

Total revenues	670.3	593.3	1,298.6	1,202.8

Costs and expenses	549.8	475.1	1,065.5	966.3
Depreciation and amortization	38.4	38.7	74.2	75.1

Income from operations	82.1	79.5	158.9	161.4

Interest expense	(18.2)	(13.2)	(34.8)	(26.7)
Other income, net	82.3	8.4	90.0	14.9
Gain on sale of business	120.4		120.4
Equity in earnings of unconsolidated affiliates	20.0	5.6	27.9	10.7

Income before income taxes	286.6	80.3	362.4	160.3
Income taxes	116.3	28.5	142.9	56.9

Net income	$170.3	$51.8	$219.5	$103.4

Average common shares outstanding	78.6	84.3	78.5	84.2
Diluted shares outstanding	80.9	86.8	80.9	86.6

Basic earnings per share	$2.17	$0.61	$2.79	$1.23
Diluted earnings per share	$2.11	$0.60	$2.71	$1.19

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows — operating activities:
Net income	$219.5	$103.4
Depreciation and amortization	74.2	75.1
Equity in earnings of unconsolidated affiliates	(27.9)	(10.7)
Net realized gain on investments	(74.6)	(7.6)
Gain on sale of business	(120.4)
Amortization of unearned compensation on restricted stock	13.1
Deferred income taxes	(95.3)	18.0
Changes in restricted cash	(24.9)	(6.3)
Changes in accounts receivable	69.0	(11.1)
Changes in other assets	(38.3)	(1.6)
Changes in transfer agency investments	13.3	(294.8)
Changes in transfer agency deposits	(13.3)	294.8
Changes in accounts payable and accrued liabilities	39.7	(11.7)
Changes in income taxes payable	207.8	(6.0)
Changes in deferred revenues and gains	5.9	(4.8)
Changes in accrued compensation and benefits	(8.7)	(2.1)
Other, net	(6.9)	0.1
Total adjustments to net income	12.7	31.3
Net	232.2	134.7
Cash flows — investing activities:
Capital expenditures	(73.6)	(101.6)
Proceeds from sale of investments	13.5	23.0
Investments in securities	(17.5)	(20.0)
Investments in and advances to unconsolidated affiliates	(3.0)	(19.5)
Proceeds from exchange of CSC common stock	224.6
Proceeds from sale of EquiServe	216.0
Contingent payment for purchase of EquiServe		(25.6)
Other, net	11.5	0.9
Net	371.5	(142.8)
Cash flows — financing activities:
Proceeds from issuance of common stock	15.2	26.5
Principal payments on long-term debt	(54.7)	(22.6)
Net increase (decrease) in revolving credit facilities	(158.7)	38.6
Repayment of promissory note	(107.4)
Debt refinancing costs	(1.7)
Common stock repurchaseds	(3.5)	(47.5)
Net	(310.8)	(5.0)
Net increase (decrease) in cash and cash equivalents	292.9	(13.1)
Cash and cash equivalents at beginning of period	96.6	91.9
Cash and cash equivalents at end of period	$389.5	$78.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

 (unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

2.  Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. (“EquiServe”) to Computershare Ltd. (“CPU”) in accordance with the terms of an agreement dated October 20, 2004.  Under the terms of the agreement, DST sold all of the shares of EquiServe for $216.0 million in cash and 29.6 million shares of CPU common stock which shares had a value, based on the closing price of CPU stock on the closing date of the transaction, of approximately $145.8 million.  In addition, the Company has recorded a receivable from CPU at June 30, 2005, included in other current assets on the consolidated balance sheet, in the amount of approximately $20.5 million which represents the estimated amount owed to the Company related to the preliminary closing balance sheet working capital adjustment.  Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services, E-Proxy services, and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred.  In addition, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business during the three months ended June 30, 2005.  The Company recorded operating revenues related to EquiServe of $47.1 million and $99.9 million for the three and six months ended June 30, 2005, respectively.  EquiServe recorded operating revenues of $234 million for the year ended December 31, 2004.  At December 31, 2004, assets and liabilities of EquiServe were categorized as assets and liabilities held for sale in the consolidated balance sheet.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The $145.8 million of CPU common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business.

3.  Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of Computer Sciences Corporation (“CSC”) common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “HSI”).  HSI is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry.  The exchange value of the CSC shares at closing was $45.53 per share and HSI held $224.6 million of cash at the time of the exchange.  Under the terms of the exchange agreement, the HSI operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million.  For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the HSI exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the HSI operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares during the quarter ended June 30, 2005, which is included in Other Income on the consolidated statement of income.  The $224.6 million of cash received in exchange for 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows.  The HSI business received in exchange for 2.2 million shares has been treated as non-cash consideration.  The Company has determined that the HSI financial results should be presented in the Financial Services business segment.  The Company has performed a preliminary allocation of purchase price value in excess of the net assets of the HSI business received.  At June 30, 2005, the Company’s purchase accounting has not been finalized and, as a result, purchase accounting adjustments may be made in future periods.  The preliminary purchase price allocation resulted in $20 million of proprietary software, $20.6 million of identifiable intangible assets, and $52.6 million of goodwill.  The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.  For the two months ended June 30, 2005, amortization of identifiable intangible assets (customer relationships, order backlog, etc.) resulted in $1.8 million of amortization expense.  Amortization expense related to these intangible assets and proprietary software for the remainder of 2005 and the years ending December 31, 2006, 2007, 2008 and 2009 is estimated to be $5.4 million, $8.0 million, $6.5 million, $6.5 million and $3.2 million, respectively.

4.  Sale of Customer Management Business

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”) for $237.8 million in cash.  The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business.  The business, which essentially represents the Company’s customer management segment, had approximately 700 employees and recorded operating revenues of $183 million for the year ended December 31, 2004.  The Company recorded operating revenues related to the Innovis Entities of $49.2 million and $93.9 million for the three and six months ended June 30, 2005, respectively.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs.  DST Output will be a preferred vendor of such services for customers of Amdocs in the United States.  Included in the Output Solutions segment are operating revenues (exclusive of out-of-pocket reimbursements) of approximately $11.5 million and $24.2 million for the three and six months ended June 30, 2005, respectively, representing intersegment revenue for output services to the Innovis Entities.   Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD.  Elements of the purchase price may be deferred related to these ongoing agreements to provide services to Amdocs.  Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction should not be accounted for as a discontinued operation.

After taxes, deferrals, and other expenses, the Company expects to recognize a net after-tax gain of approximately $100 million during the three months ending September 30, 2005.  The Company expects to receive after tax proceeds of approximately $150 million in connection with the sale.  In conjunction with the closing of this transaction, certain compensation charges will be incurred, including the vesting of restricted stock granted to employees of Innovis

Entities.  This is expected to result in approximately $8.5 million of compensation charges during the three months ending September 30, 2005.

The assets and liabilities of the Innovis Entities have been presented as held for sale in the consolidated balance sheet at June 30, 2005 and are summarized in the table below.  Because these net assets were sold for cash during the three months ending September 30, 2005, the assets and liabilities have been classified as current assets and liabilities of business held for sale.

(in millions)
Cash	$0.9
Accounts receivable	32.4
Other current assets	0.9
Properties	69.6
Goodwill	5.4
Total assets	109.2
Accounts payables	9.8
Accrued compensation and benefits	6.1
Deferred revenues and gains	10.0
Other liabilities	9.7
Total liabilities	35.6
Net assets held for sale	$73.6

5.  Investments

Investments are as follows (in millions):

	2005	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2005	2004
Available-for-sale securities:
State Street Corporation	4%	$617.2	$628.3
Computershare Ltd.	5%	132.3
Computer Sciences Corporation			401.9
Euronet Worldwide, Inc.	5%	54.8	49.0
Other available-for-sale securities		137.7	120.8
		942.0	1,200.0

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	108.9	89.3
International Financial Data Services, U.K.	50%	40.0	37.8
International Financial Data Services, Canada	50%	9.3	7.0
Unconsolidated Real Estate Affiliates		73.0	80.7
Other unconsolidated affiliates		21.3	22.3
		252.5	237.1

Other:
Trading securities		27.0	25.3
Held-to-maturity		7.9	12.2
		34.9	37.5
Total investments		$1,229.4	$1,474.6

The table above includes $0.9 million of investments classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2004.

CPU is a global provider of share registry management/transfer agency services and technology to the global securities industry.  CPU’s common stock is listed on the Australian Stock Exchange under ASX:  CPU.  The aggregate market value of the Company’s investment in CPU’s common stock presented above was based on the closing price on the Australian exchange at June 30, 2005.  As discussed in Note 2, the Company obtained 29.6 million shares of CPU, which represents slightly less than 5% of CPU’s total issued capital, in connection with the sale of the EquiServe business on June 17, 2005.

As discussed in Note 3, the Company exchanged its investment in CSC shares on April 29, 2005 in connection with the HSI Exchange transaction.

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30,	December 31,
	2005	2004

Book cost basis	$435.2	$518.7
Gross unrealized gains	521.9	681.7
Gross unrealized losses	(15.1)	(0.4)
Market value	$942.0	$1,200.0

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $61.9 million and $75.2 million of transfer agency investments and deposits at June 30, 2005 and December 31, 2004, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2005 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Common Stock	$156.3	$15.0	$1.2	$0.1	$157.5	$15.1

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The market value of the Company’s investment in CPU declined during the period that the Company has held this investment.  The value of the Company’s investment in CPU on June 17, 2005, the date of acquisition, was $145.8 million.  An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005.  At July 31, 2005, the unrealized loss on this investment was $7.8 million.  The Company will continue to monitor the performance of this investment.  An other than temporary decline in value may result in a write-down of this investment in the future.

The Company recognized $2.7 million and $3.1 million of investment impairments for the three and six months ended June 30, 2005, respectively, and $0.1 million and $1.3 million for the three and six months ended June 30, 2004, respectively, which the Company believed were other than temporary.  The impairments related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the Other income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Boston Financial Data Services, Inc.	$15.6	$4.9	$19.6	$8.1
International Financial Data Services, U.K.	2.2	0.8	4.6	2.3
International Financial Data Services, Canada	1.4	0.8	3.2	1.2
Other	0.8	(0.9)	0.5	(0.9)
	$20.0	$5.6	$27.9	$10.7

Included in earnings for Boston Financial Data Services, Inc. (“BFDS”) for the three and six months ended June 30, 2005 is the realization of a $11.2 million deferred gain resulting from the sale of EquiServe.  BFDS is a corporate joint venture of DST and State Street Corporation (“State Street”).  In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements.  DST deferred its share of the 2002 equity in earnings of BFDS that related to this related party gain transaction.  The gain was realized on June 17, 2005 when DST sold EquiServe to CPU, an unrelated third party.

6.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$122.2	$18.6	$136.0	$20.6
Other	6.3	1.0	0.2	0.1
Total	$128.5	$19.6	$136.2	$20.7

The table above includes $14.0 million of intangible assets classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2004.

Amortization of intangible assets for the three and six months ended June 30, 2005 was $2.9 million and $4.8 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2004 was $1.9 million and $3.8 million, respectively.  Annual amortization amounts for intangible assets recorded as of June 30, 2005 are estimated at $10.2 million for 2005, $9.2 million for 2006, $7.8 million for 2007, $7.4 million for 2008 and $7.1 million for 2009.  Except for approximately $20.6 million of intangibles acquired in the HSI transaction, substantially all of the remaining intangibles are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2005, by Segment (in millions):

	December 31,				June 30,
	2004	Acquisitions	Disposals	Other	2005
Financial Services	$273.4	$56.8	$(179.9)	$(0.5)	$149.8
Output Solutions	9.2				9.2
Customer Management Investments and Other	5.4				5.4
Total	$288.0	$56.8	$(179.9)	$(0.5)	$164.4

The table above includes $179.9 million of goodwill classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2004.  Concurrent with the sale of EquiServe during the second quarter of 2005, goodwill was decreased by this amount.  The table above includes $5.4 million of goodwill classified as Assets of business held for sale in the consolidated balance sheet as of June 30, 2005.  Except for approximately $52.6 million of goodwill acquired in the HSI transaction, substantially all of the remaining goodwill is tax-deductible.

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing and was financed by debt.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004.  Goodwill was increased by the amount of additional consideration paid during the second quarter of 2005 and is reflected in the column labeled as Acquisitions in the table above.  The Company has been asked to make an additional contingent payment of approximately $4 million.  The parties to the lock\line transaction continue to discuss the amount of the final payment related to the acquisition agreement.

7.  Debt

Line of credit facility

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility.  The credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2010.  The administrative agent for the new and old syndicated line of credit facility was the same.  On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility.  This transfer has been treated as a non cash transaction.  The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility.

Repayment of promissory note related to common stock

On June 8, 2005, the Company entered into a promissory note with a bank in the principal amount of $107.4 million.  The Company agreed to pay the principal amount plus interest (at an annual rate equal to 1% over LIBOR) on or before the maturity date of June 30, 2005.  The Company had the right to prepay the promissory note in whole or in part, without premium or penalty, subject to the requirements of the loan agreement.  This promissory note settled the forward stock purchase agreement previously entered into by the Company in January 2005.  The Company used a portion of the proceeds from the EquiServe sale to repay the promissory note before June 30, 2005.

8.  Income Taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 40.6% and 39.4% for the three and six months ended June 30, 2005, respectively, compared to 35.5% for each of the three and six months ended June 30, 2004.   Excluding the effects of the Customer Management business sale on July 1, 2005 (see Note 4), the Company estimates its effective tax rate will be 36.5% for the remainder of 2005.  The effective tax rates for 2005 are higher principally due to higher effective tax rates relating to the HSI exchange (see Note 3) and the EquiServe sale (see Note 2).  The 2005 and 2004 income tax rates were also affected by tax aspects of certain international operations and state tax income apportionment rules.  In addition, the 2005 income tax rate was higher than the 2004 rate as a result of additional tax related interest accruals, net of tax, with respect to the HSI Exchange in 2005 and certain real estate related tax credits realized in 2004.  The full year 2005 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

The HSI exchange transaction (see Note 3) has been structured to meet the requirements for treatment as a tax-free reorganization in accordance with Section 355 of the Internal Revenue Code.  The Company received two separate tax opinions at the “more likely than not” level of assurance that the transaction will comply with the provisions of Section 355.  The tax opinions are not binding on the IRS.  It is possible that the IRS could take a position contrary to the Company’s.  If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value.  The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million.  Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided a tax reserve for the potential tax.  The Company provided an additional $32 million of tax provision at the time of the exchange transaction, which, when added to previously recorded amounts results in a $111 million accrual for the full amount of the potential tax.  The Company will accrue interest, through the Company’s tax provision, related to the potential tax.  Generally Accepted Accounting Principles require that this $111 million accrual be presented as a current liability in Income Taxes Payable, however, management estimates the resolution of this matter could take more than one year.

9.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$170.3	$51.8	$219.5	$103.4
Average common shares outstanding (excluding restricted stock)	78.6	84.3	78.5	84.2
Incremental shares from assumed conversions of stock options and vesting of stock based compensation	2.3	2.5	2.4	2.4
Diluted potential common shares	80.9	86.8	80.9	86.6
Basic earnings per share	$2.17	$0.61	$2.79	$1.23
Diluted earnings per share	$2.11	$0.60	$2.71	$1.19

The Company has approximately 81.8 million and 83.0 million shares outstanding at June 30, 2005 and December 31, 2004, respectively.  For financial reporting purposes, however, restricted shares in the amount of 3.0 million and 2.8 million at June 30, 2005 and December 31, 2004, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 3.3 million and 3.5 million for the three months ended June 30, 2005 and 2004, respectively and 2.6 million and 4.2 million for the six months ended June 30, 2005 and 2004, respectively.  The Company issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share.  There was no impact during the six months ended June 30, 2005 because the Company’s average daily stock price for the six months did not exceed $49.08.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following

(in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$170.3	$51.8	$219.5	$103.4
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	39.0	19.3	(96.5)	(7.4)
Proportional share of unconsolidated affiliate interest rate swap	(9.9)		(8.2)
Less reclassification adjustments for net gains (losses) included in net income	(76.8)	(4.1)	(77.9)	(7.6)
Foreign currency translation adjustments	(11.5)	(0.6)	(14.1)	4.6
Deferred income taxes	18.3	(6.0)	71.0	5.2
Other comprehensive income (loss)	(40.9)	8.6	(125.7)	(5.2)
Comprehensive income	$129.4	$60.4	$93.8	$98.2

Stock repurchases.  Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In June 2005, the Company settled its forward stock purchase agreement and acquired 2.1 million shares at a total cost of $107.6 million, including interest.  As of June 30, 2005, the Company had purchased 7.8 million shares at an average price of $49.08 per share since the program commenced.  At June 30, 2005, the Company had approximately 3.7 million shares remaining to be purchased under the current 11.5 million share repurchase authorization program.  During July 2005, the Company purchased 3.3 million shares of its common stock for $167.1 million.  On August 2, 2005, DST’s Board of Directors authorized an additional 8.0 million share repurchase to its 11.5 million share repurchase plan and extended the repurchase period to July 31, 2008.

Restricted Stock Grant.  Prior to December 31, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan.  For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation.  During 2005, additional restricted stock awards have been granted, including an award of 0.2 million shares to certain HSI employees in June 2005.  The restrictions lapse on November 10, 2009.

At June 30, 2005 and December 31, 2004, the Company had unearned compensation of $123.8 million and $132.6 million, respectively.  The impact of amortized compensation expense for the three and six months ended June 30, 2005 was $6.7 million and $13.1 million, respectively. The Company estimates that the impact of amortized compensation expense attributable to the grants for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares will be approximately $33 million for 2005, $26 million each for the years 2006 through 2008 and $23 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.  As discussed in Note 4, restricted shares held by employees of the Innovis Entities became fully vested in connection with the closing of the Company’s sale of the Innovis Entities on

July 1, 2005.  Approximately $8.5 million of compensation charges will result from the vesting of these Innovis Entities restricted shares during the three months ending September 30, 2005.

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

On May 10, 2005, stockholders of DST approved the DST Systems, Inc. 2005  Equity Incentive Plan (the “Employee Plan”) and the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan (the “Directors’ Plan”).  These plans became effective as of May 10, 2005.  The term of both the Employee Plan and the Directors’ Plan is from May 10, 2005 through May 9, 2015.

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”).  The number of shares of common stock reserved for delivery under this plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards.

The Directors’ Plan will replace the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate (“Non-Employee Directors”). Subject to adjustment, as provided in the Directors’ Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 0.3 million shares plus (b) any shares of common stock required to satisfy “substitute awards”, as defined in the Directors’ Plan.

The Employee Plan provides for the availability of shares of the Company’s common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate.  Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).  The Directors’ Plan provides for the availability of shares of the Company’s common stock for awards to non-employee members of the Company’s board of directors.  Awards under the Directors’ Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).  The option prices must be at least equal to the fair market value of the underlying shares on the date of grant.  Options become exercisable and expire as determined by the Compensation Committee of the Board of Directors at the date of grant.  The Company applies APBO No. 25 and related interpretations in accounting for its stock based compensation, and accordingly, no compensation cost has been recognized for the Company’s stock option awards under the plans.  Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2005	2004	2005	2004

Net income (millions):	As reported	$170.3	$51.8	$219.5	$103.4

Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		4.4		8.5

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(5.2)	(4.5)	(10.4)	(9.9)

Net Income	Pro forma	$169.5	$47.3	$217.6	$93.5

Basic earnings per share:	As reported	$2.17	$0.61	$2.79	$1.23
	Pro forma	$2.16	$0.56	$2.78	$1.11

Diluted earnings per share:	As reported	$2.11	$0.60	$2.71	$1.19
	Pro forma	$2.12	$0.56	$2.73	$1.10

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

10.  Commitments and Contingencies

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture.  The construction loan expires in June 2008.  At June 30, 2005, there were no outstanding borrowings against the loan.

The Company has entered into an agreement to guarantee 49% of a $2.2 million mortgage loan of a 50% owned real estate joint venture.  The mortgage loan was repaid in full in July 2005.

The Company and DST Realty, Inc. have entered into an agreement to guarantee 50% of a $10.0 million line of credit loan for a 50% owned real estate joint venture.  The loan expires on June 17, 2006.  At June 30, 2005, total borrowings against the line of credit were $5.6 million.

The Company has entered into an agreement to guarantee, jointly and severally, and limited to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60.0 million loan expires on December 31, 2005.  At June 30, 2005, total borrowings on the loan were $39.9 million.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million)

plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate venture.  The $32.0 million loan matures on July 1, 2010.  At June 30, 2005, total borrowings on the loan were $28.4 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At June 30, 2005, each partner had contributed half of the aggregate equity of $25.2 million.  The real estate joint venture partners have committed aggregate additional equity investments of approximately $21.3 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $21.3 million to $54.6 million have been secured through $54.6 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $27.3 million of the letters of credit.  At June 30, 2005, there were no outstanding borrowings against the letters of credit.

The Company and State Street Corporation (“State Street”) have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.6 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and was financed with a $19.5 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million at June 30, 2005.

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

FIN 45 Disclosures

In addition to the guarantees entered into discussed in Commitments and Contingencies above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers.  The amount of such obligations is not stated in the agreements.  Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At June 30, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($37.8 million at June 30, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.

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

11.  Recently Issued Accounting Standards

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

There is a proposed accounting standard that involves an amendment to SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to be issued in the third quarter 2005, with the final statement expected to be issued in the first quarter of 2006, and would require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $1.80 and $0.56 for the three months ended June 30, 2005 and 2004, respectively, as compared to the reported amounts of $2.11 and $0.60, respectively.  Diluted earnings per share would have been $2.36 and $1.11 for the six months ended June 30, 2005 and 2004, respectively, as compared to the reported amounts of $2.71 and $1.19, respectively.

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

12.  Segment Information

The Company has several operating business units that offer sophisticated information processing and software services and products.  The Company has elected to organize and report on these business units as three operating Segments (Financial Services, Output Solutions and Customer Management).  In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.  As discussed in Note 4, the Customer Management Segment business was sold on July 1, 2005.

Information concerning total assets by reporting Segment is as follows (in millions):

	June 30,	December 31,
	2005	2004

Financial Services	$2,652.5	$2,295.1
Output Solutions	342.1	361.2
Customer Management	109.2	128.4
Investments and Other	1,335.8	1,400.5
Eliminations	(1,215.9)	(801.8)
	$3,223.7	$3,383.4

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Non-recurring items may include net gains and losses on dispositions of business units, net gains and losses associated with securities, restructuring costs and other similar items.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$310.8	$104.5	$50.3	$3.6	$	$469.2
Intersegment operating revenues	2.1	14.7		14.0	(30.8)
Out-of-pocket reimbursements	55.5	151.8	13.2	0.1	(19.5)	201.1
Total revenues	368.4	271.0	63.5	17.7	(50.3)	670.3

Costs and expenses	284.3	257.9	51.7	6.2	(50.3)	549.8
Depreciation and amortization	26.1	6.6	1.8	3.9		38.4
Income from operations	58.0	6.5	10.0	7.6		82.1
Other income, net	2.0	0.1		80.2		82.3
Gain on sale of business	120.4					120.4
Equity in earnings (losses) of unconsolidated affiliates	19.2			0.8		20.0

Earnings before interest and income taxes	$199.6	$6.6	$10.0	$88.6	$	$304.8

	Three Months Ended June 30, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$278.3	$97.5	$46.6	$3.1	$	$425.5
Intersegment operating revenues	1.7	13.1		13.2	(28.0)
Out-of-pocket reimbursements	39.0	138.5	13.5	0.1	(23.3)	167.8
Total revenues	319.0	249.1	60.1	16.4	(51.3)	593.3

Costs and expenses	227.4	238.1	51.7	9.2	(51.3)	475.1
Depreciation and amortization	26.8	7.0	1.4	3.5		38.7
Income from operations	64.8	4.0	7.0	3.7		79.5
Other income, net	2.5			5.9		8.4
Equity in earnings (losses) of unconsolidated affiliates	6.7			(1.1)		5.6

Earnings before interest and income taxes	$74.0	$4.0	$7.0	$8.5	$	$93.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $18.2 million and $13.2 million for the three months ended June 30, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$588.3	$214.4	$96.6	$7.0	$	$906.3
Intersegment operating revenues	4.3	33.2		28.6	(66.1)
Out-of-pocket reimbursements	98.7	304.1	26.4	0.2	(37.1)	392.3
Total revenues	691.3	551.7	123.0	35.8	(103.2)	1,298.6

Costs and expenses	530.2	520.0	102.1	16.4	(103.2)	1,065.5
Depreciation and amortization	49.5	13.3	3.3	8.1		74.2
Income from operations	111.6	18.4	17.6	11.3		158.9
Other income, net	5.0	0.3		84.7		90.0
Gain on sale of business	120.4					120.4
Equity in earnings (losses) of unconsolidated affiliates	27.6			0.3		27.9

Earnings before interest and income taxes	$264.6	$18.7	$17.6	$96.3	$	$397.2

	Six Months Ended June 30, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$547.1	$205.3	$96.6	$6.5	$	$855.5
Intersegment operating revenues	4.5	26.2		25.2	(55.9)
Out-of-pocket reimbursements	76.8	284.9	27.5	0.2	(42.1)	347.3
Total revenues	628.4	516.4	124.1	31.9	(98.0)	1,202.8

Costs and expenses	454.0	489.0	103.5	17.8	(98.0)	966.3
Depreciation and amortization	51.6	14.2	2.7	6.6		75.1
Income from operations	122.8	13.2	17.9	7.5		161.4
Other income, net	5.4			9.5		14.9
Equity in earnings (losses) of unconsolidated affiliates	12.1			(1.4)		10.7

Earnings before interest and income taxes	$140.3	$13.2	$17.9	$15.6	$	$187.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $34.8 million and $26.7 million for the six months ended June 30, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

Customer Management

The Company’s Customer Management Segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and Internet Protocol telephony, Internet and utility markets.  The Customer Management Segment business was sold on July 1, 2005.

Investments and Other

The Company’s Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
Operating revenues
Financial Services	$312.9	$280.0	$592.6	$551.6
Output Solutions	119.2	110.6	247.6	231.5
Customer Management	50.3	46.6	96.6	96.6
Investments and Other	17.6	16.3	35.6	31.7
Eliminations	(30.8)	(28.0)	(66.1)	(55.9)
	$469.2	$425.5	$906.3	$855.5
% change from prior year period	10.3%		5.9%

Out-of-pocket reimbursements
Financial Services	$55.5	$39.0	$98.7	$76.8
Output Solutions	151.8	138.5	304.1	284.9
Customer Management	13.2	13.5	26.4	27.5
Investments and Other	0.1	0.1	0.2	0.2
Eliminations	(19.5)	(23.3)	(37.1)	(42.1)
	$201.1	$167.8	$392.3	$347.3
% change from prior year period	19.8%		13.0%

Total revenues	$670.3	$593.3	$1,298.6	$1,202.8
% change from prior year period	13.0%		8.0%

Income from operations
Financial Services	$58.0	$64.8	$111.6	$122.8
Output Solutions	6.5	4.0	18.4	13.2
Customer Management	10.0	7.0	17.6	17.9
Investments and Other	7.6	3.7	11.3	7.5
	82.1	79.5	158.9	161.4

Interest expense	(18.2)	(13.2)	(34.8)	(26.7)
Other income, net	82.3	8.4	90.0	14.9
Gain on sale of business	120.4		120.4
Equity in earnings of unconsolidated affiliates	20.0	5.6	27.9	10.7
Income before income taxes	286.6	80.3	362.4	160.3
Income taxes	116.3	28.5	142.9	56.9
Net income	$170.3	$51.8	$219.5	$103.4

Basic earnings per share	$2.17	$0.61	$2.79	$1.23
Diluted earnings per share	$2.11	$0.60	$2.71	$1.19

Second Quarter Events

During the three months ended June 30, 2005, DST completed the sale of EquiServe, Inc. (“EquiServe”) to Computershare Ltd. (“CPU”) and the exchange transaction (“HSI Exchange”) with Computer Sciences Corporation (“CSC”) in which DST exchanged its shares of CSC common stock for CSC Health Plan Solutions, Inc., now known as DST Health Solutions, Inc. (“HSI”). Under the terms of the EquiServe acquisition agreement, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business during the three months ended June 30, 2005.  In addition to the gains recognized from the HSI Exchange and EquiServe transactions, costs were incurred during the three months ended June 30, 2005 directly related to these transactions and the sale of DST’s Customer Management business to Amdocs Ltd., which closed on July 1, 2005. The net gain on the sale of the Customer Management business, which is estimated to be approximately $100 million, will be recorded during the three months ending September 30, 2005.

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three months and six months ended June 30, 2005, increased $77.0 million or 13.0% and $95.8 million or 8.0%, respectively, over the same periods in 2004.  Consolidated operating revenues for the six months ended June 30, 2005 increased $43.7 million or 10.3% over the prior year quarter and $50.8 million or 5.9% over the prior six month period.  U.S. operating revenues for the three and six months ended June 30, 2005, were $419.7 million and $813.3 million, respectively, an increase of 12.3% and 7.8%, respectively, over the same periods in 2004.  International operating revenues for the three and six months ended June 30, 2005 were $49.5 million and $93.0 million, respectively, a decrease of 4.6% and 7.9%, respectively, over the same periods in 2004.

Financial Services Segment total revenues for the three and six months ended June 30, 2005 increased $49.4 million or 15.5% and $62.9 million or 10.0%, respectively, over the same periods in 2004.  Financial Services Segment operating revenues for the three and six months ended June 30, 2005 increased $32.9 million or 11.8% and $41.0 million or 7.4%, respectively, over the same periods in 2004.  U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2005 increased $34.4 million or 14.0% and $47.7 million or 9.8%, respectively, over the same periods in 2004.  The increase in U.S. Financial Services Segment operating revenues for the quarter ended June 30, 2005, resulted primarily from $16.7 million of HSI revenues, higher consumer risk transfer program servicing revenues and higher U.S. mutual fund servicing revenues, partially offset by a decrease in EquiServe revenues as EquiServe was included only to June 17, 2005, the date of sale.  EquiServe operating revenues in the quarter were $47.1 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 100.2 million at June 30, 2005, an increase of 8.0 million or 8.7% from the 92.2 million serviced at December 31, 2004, and an increase of 9.4 million or 10.4% from the 90.8 million serviced at June 30, 2004.  Financial Services Segment international operating revenues for the three and six months ended June 30, 2005, were $33.6 million and $59.7 million, respectively, a decrease of $1.5 million or 4.3% and $6.7 million or 10.1%, respectively, over the same periods in 2004.  The decrease is primarily due to lower professional service and software license revenues, partially offset by higher maintenance revenues.

Output Solutions Segment total revenues for the three and six months ended June 30, 2005, increased $21.9 million or 8.8% and $35.3 million or 6.8%, respectively, over the same periods in 2004.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2005 increased $8.6 million or 7.8% and $16.1 million or 7.0%, respectively, over the same periods in 2004.  The operating revenue increase resulted principally from higher telecommunications, video service and mutual fund industry revenues.  Output Solutions Segment images produced for the three and six months ended June 30, 2005, increased 31.8% to 2.7 billion and 24.0% to 5.2 billion, respectively, and items mailed increased 7.6% to 425 million and 4.6% to 862 million, respectively, compared to the same periods in 2004.

Customer Management Segment total revenues for the three and six months ended June 30, 2005 increased $3.4 million or 5.7% and decreased $1.1 million or 0.9%, respectively, over the same periods in 2004.  Customer Management Segment operating revenues for the three months ended June 30, 2005 increased $3.7 million or 7.9% over the three months ended June 30, 2004 and remained unchanged for the six months ended June 30, 2005 as compared to the same period in 2004.  The increase for the quarter is primarily due to an increase in processing and software service revenues of $1.8 million or 4.3% and an increase in equipment sales of $1.9 million as compared to second quarter 2004.  Total cable and satellite subscribers serviced were 36.7 million at June 30, 2005, an increase of 1.4% since March 31, 2005 and a decrease of 1.9% compared to year end 2004 levels, resulting from a decrease in international cable subscribers serviced, partially offset by an increase in U.S. satellite subscribers.

Investments and Other Segment total revenues increased $1.3 million or 7.9% and $3.9 million or 12.2%, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  Investments and Other Segment operating revenues increased $1.3 million or 8.0% and $3.9 million or 12.3%, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  The increase was primarily from increased real estate leasing activity.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2005 was $82.1 million and $158.9 million, respectively, an increase of $2.6 million or 3.3% and a decrease of $2.5 million or 1.5%, respectively, over the same periods in 2004.

Financial Services Segment income from operations for the three and six months ended June 30, 2005 was $58.0 million and $111.6 million, respectively, a decrease of $6.8 million or 10.4% and $11.2 million or 9.1%, respectively, over the same periods in 2004.  Income from operations for the three and six months ended June 30, 2005 decreased primarily from $5.3 million of HSI and EquiServe transaction costs and $4.8 million of restricted stock compensation expense.  Costs and expenses (including OOP costs) increased 25.0% compared to the prior year quarter, primarily from higher OOP expenses associated with higher OOP revenues, the inclusion of HSI, increased lock\line costs to support revenue growth, HSI and EquiServe transaction costs and additional restricted stock compensation expense.  Depreciation and amortization costs decreased $0.7 million or 2.6% compared to the prior year quarter, primarily attributable to lower capital expenditures partially offset by $1.8 million of amortization of intangibles and software associated with the HSI Exchange.

Output Solutions Segment income from operations for the three and six months ended June 30, 2005, was $6.5 million and $18.4 million, respectively, an increase of $2.5 million or 62.5% and $5.2 million or 39.4%, respectively, over the same periods in 2004, primarily from higher revenues resulting from increased services provided.  Costs and expenses (including OOP costs) increased $19.8 million or 8.3% from the second quarter 2004, reflecting higher personnel costs, including additional restricted stock compensation expense of $1.3 million, and higher OOP costs of approximately $13.3 million associated with higher volumes.  Depreciation and amortization decreased $0.4 million compared to the prior year quarter, primarily from lower capital expenditures.

Customer Management Segment income from operations totaled $10.0 million and $17.6 million, respectively, for the three and six months ended June 30, 2005, an increase of $3.0 million or 42.9% and a decrease of $0.3 million or 1.7%, respectively, over the same periods in 2004.  The $3.0 million increase in income from operations during the three months ended June 30, 2005 was primarily due to higher revenues from increased services.  Costs and expenses were essentially unchanged compared to the second quarter 2004, but included $2.0 million of transaction costs directly related to the announced sale transaction with Amdocs Ltd. and $0.6 million related to additional restricted stock compensation expense.  Depreciation and amortization increased $0.4 million compared to the prior year quarter, primarily from higher capitalized software amortization related to CollabrentTM.

Investments and Other Segment income from operations totaled $7.6 million and $11.3 million, respectively, for the three and six months ended June 30, 2005, an increase of $3.9 million or 105.4% and $3.8 million or 50.7%, respectively, over the same periods in 2004.  Investments and Other segment income from operations for the three months ended June 30, 2005 increased primarily from a gain of $3.1 million on the sale of certain fixed assets, partially offset by $0.1 million of restricted stock compensation expense.

Interest expense

Interest expense was $18.2 million for the three months ended June 30, 2005 compared to $13.2 million in the prior year period, principally from higher average borrowings on the syndicated line of credit, interest expense associated with the forward stock purchase agreement, higher average interest rates and the recognition of $1.2 million of unamortized debt issuance costs as a result of the early termination of the Company’s $650 million syndicated debt facility.

Interest expense was $34.8 million for the six months ended June 30, 2005 compared to $26.7 million in the prior year period.  Interest expense increased for the same reasons as described above.

Other income, net

Other income was $82.3 million for the three months ended June 30, 2005 compared to $8.4 million recorded in the prior year period.  Second quarter 2005 results include a $76.3 million gain on the exchange of CSC shares as part of the HSI Exchange.  Second quarter 2005 results also include $6.5 million related to interest and dividend income.  Interest income increased in the second quarter 2005 due to the investment of cash received in conjunction with the HSI Exchange.  Second quarter 2004 results include $4.1 million primarily related to interest and dividend income and $3.7 million primarily in net gains on securities.

Other income was $90.0 million for the six months ended June 30, 2005 compared to $14.9 million recorded in the prior year period.  Year to date 2005 results include $11.9 million primarily related to interest and dividend income and the gain from the exchange of CSC shares.  Year to date 2004 results include $7.8 million primarily related to interest and dividend income and $5.7 million primarily in net gains on securities.

Gain on sale of business

The gain on sale of business for the three and six months ended June 30, 2005 represents a $120.4 million gain recognized upon the completion of the sale of EquiServe to CPU.  Under the terms of the acquisition agreement, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business during the three and six month periods ended June 30, 2005.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

BFDS	$15.6	$4.9	$19.6	$8.1
IFDS U.K.	2.2	0.8	4.6	2.3
IFDS Canada	1.4	0.8	3.2	1.2
Other	0.8	(0.9)	0.5	(0.9)
	$20.0	$5.6	$27.9	$10.7

Equity in earnings of unconsolidated affiliates totaled $20.0 million and $27.9 million, respectively, for the three and six months ended June 30, 2005, as compared to $5.6 million and $10.7 million, respectively, for the three and six months ended June 30, 2004.  Boston Financial Data Services (“BFDS”) earnings increased $10.7 million and $11.5 million, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004, primarily from the recognition by the Company of an $11.2 million deferred gain as a result of the EquiServe sale.  International Financial Data Services (U.K.) Limited (“IFDS U.K.”) results increased $1.4 million and $2.3 million, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily due to higher levels of accounts serviced as compared to the prior year period.  Accounts serviced by IFDS U.K. were 5.4 million at June 30, 2005, an increase of 0.1 million or 1.9% from year end 2004 levels and an increase of 0.6 million or 1.9% over June 30, 2004 levels.  International Financial Data Services (Canada) Limited (“IFDS Canada”) results increased $0.6 million and $2.0 million, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily due to higher levels of accounts serviced.  Accounts serviced by IFDS Canada were 6.2 million at June 30, 2005, unchanged from year end 2004 levels, and an increase of 3.4 million from June 30, 2004 levels, principally from the conversion of a client with 3.0 million accounts from a facility management arrangement to a remote processing arrangement.

Income taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 40.6% and 39.4% for the three and six months ended June 30, 2005, respectively, compared to 35.5% for each of the three and six months ended June 30, 2004.   Excluding the effects of the Customer Management business sale on July 1, 2005, the Company estimates its effective tax rate will be 36.5% for the remainder of 2005.  The effective tax rates for 2005 are higher principally due to higher effective tax rates relating to the HSI Exchange and the EquiServe sale.  The 2005 and 2004 income tax rates were also affected by tax aspects of certain international operations and state tax income apportionment rules.  In addition, the 2005 income tax rate was higher than the 2004 rate as a result of additional tax related interest accruals, net of tax, with respect to the HSI Exchange in 2005 and certain real estate related tax credits realized in 2004.  The full year 2005 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2005, increased 15.5% and 10.0%, respectively, over the same periods in 2004 to $368.4 million and $691.3 million, respectively.  Financial Services Segment operating revenues for the three and six months ended June 30, 2005 were $312.9 million and $592.6 million, respectively, an increase of $32.9 million or 11.8% and $41.0 million or 7.4%, respectively, over the same periods in 2004.  U.S. Financial Services Segment operating revenue increased 14.0% to $279.3 million and 9.8% to $532.9 million, respectively, for the three and six months ended June 30, 2005.  The increase in U.S. Financial Services Segment operating revenues for the second quarter ended June 30, 2005, resulted primarily from $16.7 million of HSI revenues, higher consumer risk transfer program servicing revenues and higher U.S. mutual fund servicing revenues, partially offset by a decrease in EquiServe revenues as EquiServe was included only to June 17, 2005, the date of sale.  EquiServe operating revenues in the quarter were $47.1 million.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 10.4% from 90.8 million at June 30, 2004 to 100.2 million at June 30, 2005.  Financial Services Segment operating revenues from international operations for the three and six months ended June 30, 2005 decreased 4.3% to $33.6 million and 10.1% to $59.7 million, respectively, over the same periods in 2004.  The decrease for the three months ended June 30, 2005 compared to the same period in the prior year is primarily from lower professional service and software license revenues, partially offset by higher maintenance revenues.

During the quarter, the Company obtained no new client commitments.  The Company currently has commitments from one mutual fund complex with a total of 0.4 million shareowner accounts and one insurance client with 200,000 401(k) participants.  These new clients will be converted throughout the remainder of 2005.  The Company is also pursuing a number of potential new clients for mutual fund processing services.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2005 increased 25.0% to $284.3 million and 16.8% to $530.2 million, respectively, over the same periods in 2004.  This increase was primarily associated with higher OOP revenues, the inclusion of HSI, increased lock\line costs to support revenue growth, HSI and EquiServe transaction costs and additional restricted stock compensation expense.

Segment costs and expenses continue to include costs associated with the development of Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”), the Company’s Wealth Management and Advisor products.  The Company will continue to incur development and conversion costs related to MAP and OpenPFA.

Depreciation and amortization

Segment depreciation and amortization decreased 2.6% or $0.7 million and 4.1% or $2.1 million, respectively, for the three and six months ended June 30, 2005 over the same periods in 2004, primarily attributable to lower capital expenditures partially offset by $1.8 million of amortization of intangibles and software associated with the HSI Exchange.

Income from operations

Segment income from operations for the three and six months ended June 30, 2005 decreased 10.4% to $58.0 million and 9.1% to $111.6 million, respectively, over the same periods in 2004.  The decrease resulted primarily from the reasons mentioned above.  Excluding the effect of the transaction costs incurred, Financial Services operating income would have been $63.3 million and operating margin would have been 20.2%.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2005 increased 8.8% to $271.0 million and 6.8% to $551.7 million, respectively, compared to the same periods in 2004.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2005 increased 7.8% to $119.2 million and 7.0% to $247.6 million, respectively, compared to the same periods in 2004.  The operating revenue increase resulted principally from higher telecommunications, video service and mutual fund industry revenues.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2005 increased 8.3% to $257.9 million and 6.3% to $520.0 million, respectively, over the same periods in 2004.  The increase is a result of higher personnel costs, including additional restricted stock compensation expense of $1.3 million, and higher OOP costs of approximately $13.3 million associated with higher volumes.  For the six months ended June 30, 2004, Segment results include $0.6 million of costs associated with facility and other consolidations.

Depreciation and amortization

Segment depreciation and amortization decreased 5.7% to $6.6 million and 6.3% to $13.3 million, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004, primarily from lower capital expenditures.

Income from operations

Segment income from operations for the three and six months ended June 30, 2005 increased 62.5% to $6.5 million and 39.4% to $18.4 million, respectively, over the same periods in 2004.  The increase related primarily to higher telecommunications, banking, video service and mutual fund revenues, partially offset by lower brokerage industry revenues and additional restricted stock compensation expense of $2.5 million.  Segment results for the six months ended June 30, 2004 include $0.6 million of costs associated with facility and other consolidations.

CUSTOMER MANAGEMENT SEGMENT (SOLD ON JULY 1, 2005)

Revenues

Customer Management Segment total revenues for the three and six months ended June 30, 2005 increased 5.7% to $63.5 million and decreased 0.9% to $123.0 million, respectively, as compared to the same periods in 2004.  Customer Management Segment operating revenues for the three and six months ended June 30, 2005 were $50.3 million and $96.6 million, respectively, an increase of $3.7 million or 7.9% and no change, respectively, over the same periods in 2004.  Processing and software service revenues for the quarter increased $1.8 million or 4.3% and equipment sales increased $1.9 million compared to second quarter 2004.  Total cable and satellite subscribers serviced were 36.7 million at June 30, 2005, an increase of 1.4% since March 31, 2005 and a decrease of 1.9% compared to year end 2004 levels.

Costs and expenses

Segment costs and expenses for the three and six months ended June 30, 2005, remained unchanged and decreased $1.4 million or 1.4%, respectively, as compared to the same periods in 2004.  Included in costs and expenses for the three months ended June 30, 2005 are $2.0 million of transaction costs directly related to the July 1, 2005 sales transaction with Amdocs Ltd. and $0.6 million related to additional restricted stock compensation expense.  Segment costs and expenses continue to include costs associated with the development of CollabrentTM, the Company’s billing and customer care solution that has been designed as a fully integrated modular system to support the broadband, satellite, wire-line and voice over Internet Protocol telephony markets.

Depreciation and amortization

Segment depreciation and amortization for the three and six months ended June 30, 2005 increased $0.4 million to $1.8 million and $0.6 million to $3.3 million, respectively, as compared to the same periods in 2004, primarily from the amortization of capitalized software for the first operational components of CollabrentTM, and increased capital expenditures.  The first components of CollabrentTM were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time.

Income from operations

Customer Management Segment income from operations for the three and six months ended June 30, 2005 increased $3.0 million to $10.0 million and decreased $0.3 million to $17.6 million, respectively, as compared to the same periods in 2004.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $17.6 million and $35.6 million, respectively, for the three and six months ended June 30, 2005, an increase of $1.3 million and $3.9 million, respectively, as compared to the same periods in 2004.  The increase is primarily attributable to increased real estate leasing activity.

Costs and expenses

Segment costs and expenses decreased $3.0 million to $6.2 million and $1.4 million to $16.4 million, respectively, for the three and six months ended June 30, 2005 compared to the prior year periods.

Depreciation and amortization

Segment depreciation and amortization increased $0.4 million to $3.9 million and $1.5 million to $8.1 million, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004.

Income from operations

Segment income from operations totaled $7.6 million and $11.3 million, respectively, for the three and six months ended June 30, 2005 as compared to $3.7 million and $7.5 million, respectively, for the three and six months ended June 30, 2004.  The increase is primarily attributable to the $3.1 million gain related to the sale of EquiServe fixed assets.

Segment Operating Data

The following table presents operating data for the Company’s operating business Segments:

	June 30,	December 31,
	2005	2004

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	62.1	55.9
IRA mutual fund accounts	22.5	21.7
Other retirement accounts	3.6	3.3
TRAC mutual fund accounts	6.3	6.3
Section 529 and Educational IRA’s	5.7	5.0
	100.2	92.2

International
United Kingdom (1)	5.4	5.3
Canada (2)	6.2	6.2

TRAC participants (millions)	3.7	3.9
Security transfer accounts processed (millions)	17.8	18.8
Automated Work Distributor workstations (thousands)	99.9	96.4
lock\line supported consumers (millions)	29.0	25.3

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.	32.0	31.0
International	4.7	6.4

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Output Solutions Operating Data
Images produced (millions)	2,671	2,027	5,223	4,212
Items mailed (millions)	425	395	862	824

(1) Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2) Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  During the six months ended June 30, 2005, the Company realized significant cash flows from investing activities related to the exchange of common stock in the HSI Exchange transaction and related to the sale of the EquiServe business.  Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2005 and 2004 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $232.2 million for the six months ended June 30, 2005.  Operating cash flows of $232.2 million in 2005 resulted principally from net income of $219.5 million less net non-cash additions included in net income.  Significant non-cash additions include $195.0 million of gains on investments and sale of the EquiServe business and a $95.3 million decrease to deferred income taxes, offset by $74.2 million of depreciation and amortization.  Other significant working capital related adjustments to net income include an increase to income taxes payable of $207.8 million and an increase to accounts payable and accrued liabilities of $39.7 million, and a decrease to trade accounts receivable of $69.0 million.  The increase in income taxes payable is due to taxes associated with gains related to the sale of the EquiServe business and the HSI Exchange transaction.  The Company had $389.5 million of cash and cash equivalents at June 30, 2005.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $61.9 million and $75.2 million of mutual fund transfer agency investments and deposits at June 30, 2005 and December 31, 2004, respectively.

Investing Activities

Cash flows provided by investing activities totaled $371.5 million for the six months ended June 30, 2005 compared to cash flows used in investing activities of $142.8 million during the six months ended June 30, 2004.  The Company continues to make significant investments in capital equipment, software, systems and facilities.

Capital Expenditures

During the six months ended June 30, 2005 the Company expended $73.6 million in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders.  Of this total, $9.2 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $17.5 million of investments in available-for-sale securities for the six month period ending June 30, 2005, and made $3.0 million of advances to unconsolidated affiliates and other investments.  During the six months ended June 30, 2005, the Company received $224.6 million of cash related to the HSI Exchange where the Company exchanged its investment in CSC common stock for cash and the CSC Health Solutions business.   The Company received $13.5 million from the sale of investments in available-for-sale and other securities.  The Company expended approximately $25.6 million during the first quarter of 2004 for a contingent payment for the purchase of EquiServe.

Proceeds from the Sale of EquiServe

The Company received cash proceeds of $216 million, 29.6 million shares of CPU stock and a $20.5 million receivable (for the estimated working capital adjustment) for the sale of EquiServe on June 17, 2005.

The market value of the Company’s investment in CPU has declined during the period that the Company has held this investment.  The value of the Company’s investment in CPU on June 17, 2005, the date of acquisition, was $145.8 million.  An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005.  At July 31, 2005, the unrealized loss on this investment was $7.8 million.  The Company will continue to monitor the performance of this investment.  An other than temporary decline in value may result in a write-down of this investment in the future.

Sale of Building

In July 2005, the Company sold an office building located in Canton, Massachusetts and received net pretax proceeds of approximately $63.7 million.

Financing Activities

Cash flows used in financing activities totaled $310.8 million for the six month period ending June 30, 2005.

Common Stock Issuances and Repurchases

The Company received proceeds of $15.2 million from the issuance of common stock under the Company’s 2000 Employee Stock Purchase Plan and from the exercise of employee stock options during the six month period ending June 30, 2005.

Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through February 28, 2007.  In June 2005, the Company settled its forward stock purchase agreement and acquired 2.1 million shares at a total cost of $107.6 million, including interest.  At June 30, 2005, the Company had purchased 7.8 million shares at an average price of $49.08 per share since the program commenced.  At June 30, 2005, the Company had approximately 3.7 million shares remaining to be purchased under the 11.5 million share repurchase authorization program.  During July 2005, the Company purchased 3.3 million shares for $167.1 million.  On August 2, 2005, DST’s Board of Directors authorized an additional 8.0 million share repurchase to its 11.5 million share repurchase plan and extended the repurchase period to July 31, 2008.

Shares received in exchange for tax withholding obligations arising from (a) the exercise of options to purchase the Company’s stock and (b) awards for restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock awards was $3.5 million for the six months ended June 30, 2005.

Debt Activity

The Company has used four primary sources of debt financing:  1) Parent Company syndicated line of credit facility; 2) Parent Company convertible debentures; 3) Subsidiary line of credit facility; and 4) Real estate subsidiary secured promissory notes.  The Company has also utilized bridge loans and forward stock purchase agreements to augment the above sources of debt financing.  Net repayments on the Company’s line of credit facilities totaled $158.7 million for the six month period ending June 30, 2005.  The Company had $1.3 billion of debt outstanding at June 30, 2005.

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility.  In connection with this transaction, the Company expensed approximately $1.2 million of unamortized deferred financing costs related to the November 2003 credit facility and capitalized $1.7 million of debt financing costs related to the new credit facility.  The new credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2010.  The administrative agent for the new and old syndicated line of credit facility was the same.  On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility.  This transfer has been treated as a non cash transaction.  The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility.

On June 8, 2005, the Company entered into a promissory note with a bank in the principal amount of $107.4 million.  The Company agreed to pay the principal amount plus interest (at an annual rate equal to 1% over LIBOR) on or before the maturity date of June 30, 2005.  The Company had the right to prepay the promissory note in whole or in part, without premium or penalty, subject to the requirements of the loan agreement.  This promissory note settled the forward stock purchase agreement previously entered into by the Company in January 2005.  The Company used a portion of the proceeds from the EquiServe sale to repay the promissory note before June 30, 2005.

Significant Transactions

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At June 30, 2005, each partner had contributed half of the aggregate equity of $25.2 million.

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

The real estate joint venture partners have committed aggregate additional equity investments of approximately $21.3 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $21.3 million to $54.6 million have been secured through $54.6 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $27.3 million of the letters of credit.  At June 30, 2005, there were no outstanding borrowings against the letters of credit.

lock\line

The August 2, 2002 acquisition of lock\line was accounted for as a purchase.  The minimum purchase price of $190 million was paid in cash at closing and was financed by debt.  There are provisions in the acquisition agreement that allow for additional consideration to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceed certain targeted levels for 2004.  Goodwill was increased by the amount of additional consideration paid during the three months ended June 30, 2005.  The Company has been asked to make an additional contingent payment of approximately $4 million.  The parties to the lock\line transaction continue to discuss the amount of the final payment related to the acquisition agreement.

Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe to CPU in accordance with the terms of an agreement dated October 20, 2004.  Under the terms of the agreement, DST sold all of the shares of EquiServe for $216.0 million in cash and 29.6 million shares of CPU common stock which shares had a value, based on the closing price of CPU stock on the closing date of the transaction, of approximately $145.8 million.  In addition, the Company has recorded a receivable from CPU at June 30, 2005, included in other current assets on the consolidated balance sheet, in the amount of approximately $20.5 million which represents the estimated amount owed to the Company related to the preliminary closing balance sheet working capital adjustment.  Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services, E-Proxy services, and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred.  In addition, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business during the three months ended June 30, 2005.  The Company recorded operating revenues related to EquiServe of $47.1 million and $99.9 million for the three and six months ended June 30, 2005, respectively.  EquiServe recorded operating revenues of $234 million for the year ended December 31, 2004.  At December 31, 2004, assets and liabilities of EquiServe were categorized as assets and liabilities held for sale in the consolidated balance sheet.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The $145.8 million of CPU common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business.

HSI Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of CSC common stock for the HSI business.  HSI is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry.  The exchange value of the CSC shares at closing was $45.53 per share and HSI held $224.6 million of cash at the time of the exchange.  Under the terms of the exchange agreement, the HSI operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million.  For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the HSI exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the HSI operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares during the quarter ended June 30, 2005, which is included in Other Income on the consolidated statement of income.  The $224.6 million of cash received in exchange for 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows.  The HSI business received in exchange for 2.2 million shares has been treated as non-cash consideration.  The Company has determined that the HSI financial results should be presented in the Financial Services business segment.  The Company has performed a preliminary allocation of purchase price value in excess of the net assets of the HSI business received.  At June 30, 2005, the Company’s purchase accounting has not been finalized and, as a result, purchase accounting adjustments may be made in future periods.  The preliminary purchase price allocation resulted in $20 million of proprietary software, $20.6 million of identifiable intangible assets, and $52.6 million of goodwill.  The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.  For the two months ended June 30, 2005, amortization of identifiable intangible assets (customer relationships, order backlog, etc.) resulted in $1.8 million of amortization expense.  Amortization expense related to these intangible assets and proprietary software for the remainder of 2005 and the years ending December 31, 2006, 2007, 2008 and 2009 is estimated to be $5.4 million, $8.0 million, $6.5 million, $6.5 million and $3.2 million, respectively.

Sale of Customer Management Business

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”) for $237.8 million in cash.  The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business.  The business, which essentially represents the Company’s Customer Management Segment, had approximately 700 employees and recorded operating revenues of $183 million for the year ended December 31,

2004.  The Company recorded operating revenues related to the Innovis Entities of $49.2 million and $93.9 million for the three and six months ended June 30, 2005, respectively.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs.  DST Output will be a preferred vendor of such services for customers of Amdocs in the United States.  Included in the Output Solutions segment are revenues (exclusive of out-of-pocket reimbursements) of approximately $11.5 million and $24.2 million for the three and six months ended June 30, 2005, respectively, representing intersegment revenue for output services to the Innovis Entities.  Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD.  Elements of the purchase price may be deferred related to these ongoing agreements to provide services to Amdocs.  The Company has determined that the Innovis Entities transaction should not be accounted for as a discontinued operation due to ongoing cash flows described above.

After taxes, deferrals, and other expenses, the Company expects to recognize a net after-tax gain of approximately $100 million during the three months ending September 30, 2005.  The Company expects to receive after tax proceeds of approximately $150 million in connection with the sale.  The proceeds associated with the transaction may be used to reduce debt or repurchase shares of DST common stock.  In conjunction with the closing of this transaction, certain compensation charges will be incurred, including the vesting of restricted stock granted to employees of the Innovis Entities.  This is expected to result in approximately $8.5 million of compensation charges during the three months ending September 30, 2005.

Restricted Stock Grant

Prior to December 31, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan.  For ten senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation.  During 2005, additional restricted stock awards have been granted, including an award of 0.2 million shares to certain HSI employees in June 2005.  The restrictions lapse on November 10, 2009.

At June 30, 2005 and December 31, 2004, the Company had unearned compensation of $123.8 million and $132.6 million, respectively.  The impact of amortized compensation expense for the three and six months ended June 30, 2005 was $6.7 million and $13.1 million, respectively. The Company estimates that the impact of amortized compensation expense attributable to the grants for each subsequent year covered by the grants, based upon the average of the high and low trading prices for the Company’s shares will be approximately $33 million for 2005, $26 million each for the years 2006 through 2008 and $23 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.  As discussed above, restricted shares held by employees of the Innovis Entities became fully vested in connection with the closing of the Company’s sale of the Innovis Entities on July 1, 2005.  Approximately $8.5 million of compensation charges will result from the vesting of these Innovis Entities restricted shares during the three months ending September 30, 2005.

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

At June 30, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($37.8 million at June 30, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during 2004.  The Company has determined that these ventures are not variable interest entities.

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

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $129.4 million and $93.8 million for the three and six months ended June, 2005, respectively, compared to $60.4 million and $98.2 million for the three and six months ended June 30, 2004.  Comprehensive income consists of net income of $170.3 million and $219.5 million for the three and six months ended June 30, 2005, respectively, compared to $51.8 million and $103.4 million for the three and six months ended June 30, 2004.  Other comprehensive loss of $40.9 and $125.7 million for the three and six months ended June 30, 20005, respectively, is higher when compared to other comprehensive income of $8.6 and other comprehensive loss of $5.2 million for the three and six months ended June 30, 2004.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal differences between net income and comprehensive income are the net change in unrealized gains and losses on available-for-sale securities, the proportional share of the unconsolidated affiliate interest rate swap, the reclassification adjustments for net gains and losses included in net income, foreign currency translation adjustments, and deferred income taxes.

Other than temporary impairments.  At June 30, 2005, the Company’s available-for-sale securities had unrealized holding losses of $15.1 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at June 30, 2005 are other than temporary.

The Company recognized investment impairments of $2.7 million and $3.1 million for the three and six months ended June 30, 2005 compared to $0.1 million and $1.3 million for the three and six months ended June 30, 2004, respectively, which the Company believed were other than temporary.  The impairments related to investments held by the Investment and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

Seasonality.  Generally, the Company does not have significant seasonal fluctuations in its business operations.  Processing and output solutions volumes for mutual fund customers are usually highest during the quarter ended March 31 due primarily to printing and mailing of year-end statements and tax forms during January.  The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

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

There is a proposed accounting standard that involves an amendment to SFAS No. 128, “Earnings per Share” that would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  The proposed amendment to SFAS 128 is expected to be issued in the third quarter 2005, with the final statement expected to be issued in the first quarter of 2006, and would require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  Under the proposed amended SFAS 128 “if converted” method, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion to 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $1.80 and $0.56 for the three months ended June 30, 2005 and 2004, respectively, as compared to the reported amounts of $2.11 and $0.60, respectively.  Diluted earnings per share would have been $2.36 and $1.11 for the six months ended June 30, 2005 and 2004, respectively, as compared to the reported amounts of $2.71 and $1.19, respectively.

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

Dependence on Certain Industries

The Company derives a substantial proportion of its consolidated revenues from the delivery of services and products to clients that are mutual funds, investment managers, insurance companies, banks, brokers, or financial planners or are in the wire-line, wireless and cellular, debt protection, Internet protocol telephony, Internet, utility and other businesses. Consolidations which would decrease the number of potential clients in such businesses, events which would reduce the rate of growth in or negatively impact such businesses, or significant declines in the number of accounts or subscribers serviced by clients in such businesses could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

Development of Technology

The Company is implementing and enhancing new proprietary systems for MAP and OpenPFA that are designed to facilitate the distribution, investment management, trading, reconciliation and reporting for managed accounts. Failure to successfully complete development and implementation of MAP or OpenPFA or to successfully complete and implement various other current technology projects could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Reliance on Facilities

The Company’s processing services are primarily dependent on facilities housing central computer operations or in which information, image or bill and statement processing occur. The Company’s mutual fund full service and warranty and debt protection administrative service businesses are dependent on call centers in various locations. The Company owns, leases and manages real estate. A natural disaster, terrorist act or other calamity that causes long-term damage to the Company’s facilities, or economic or other events impacting the real estate markets in which the Company owns, leases or manages real estate, could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Claims Experience Risk

The Company’s subsidiary, Vermont Western Assurance, Inc. (“Vermont Western”), reinsures a portion of the risk in connection with replacing stock certificates lost by registered shareholders of unrelated entities. Certain of the

Company’s subsidiaries (“lock\line”) provide administrative services in connection with insurance and warranty products and for selected clients.  Vermont Western reinsures all or a portion of the risk underwritten in connection with insurance policies related to damaged equipment replacement. Vermont Western assumes loss risk based on an examination of clients’ loss experience history and establishes reserves against loss. However, lock\line and Vermont Western do not have control over the loss experience, and actual loss experience results could differ from the estimates. Sufficiently unfavorable client loss experience could have a material adverse effect on the financial condition and results of operations of the Company.

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

Regulation

As registered transfer agents, the Company, its joint venture BFDS and BFDS’ subsidiary National Financial Data Services, Inc. (collectively, “Domestic Transfer Agent Businesses”) are subject to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to the rules and regulations of the Securities and Exchange Commission (“SEC”) under the Exchange Act which require them to register with the SEC and which impose on them recordkeeping and reporting requirements. Certain of the operations and records of the Domestic Transfer Agent Businesses are subject to examination by the SEC and, as providers of services to financial institutions, to examination by bank and thrift regulatory agencies.  In addition, companies wholly owned by IFDS (“IFDS Transfer Agent Businesses”) are subject to regulation of similar regulatory agencies in other countries. Any of the Domestic Transfer Agent Businesses or IFDS Transfer Agent Businesses could have its regulatory authorizations suspended or revoked if it were to materially violate applicable regulations, which could have an adverse effect on the financial condition, results of operations and cash flow of the Company.

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

Anti-Takeover Considerations

Some provisions of the Company’s Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if the change of control would be beneficial to certain stockholders. The Company has also adopted a stockholders’ rights plan, which could delay, deter or prevent a change in control of the Company. A few of the Company’s client agreements allow the client to terminate its agreement or to obtain rights to use the Company’s software used in processing the client’s data in the event of an acquisition or change of control of the Company. In the event of a change in control of the Company (as defined in the applicable plan or agreement), vesting of awards (including stock options, restricted stock, and rights to receive stock as deferred compensation) under the Company’s equity incentive plan will be automatically accelerated, certain limited rights related to stock options will become exercisable, and employment continuation provisions will apply under the employment agreements of certain executive officers. Certain of the Company’s joint venture agreements allow other parties to the joint venture to buy the Company’s joint venture interests in the event of a change of control of the Company.

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

Variability of Quarterly Operating Results

The Company’s quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors, including but not limited to the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, timing of license fees, the evolving and unpredictable nature of the markets in which the Company’s products and services are sold, and general economic conditions.

Client Failure to Renew or Utilize Contracts

Substantially all of the Company’s revenue is derived from the sale of services or products under long-term contracts with its clients. The Company does not have the unilateral option to extend the terms of such contracts upon their expiration. Certain of the Company’s service agreements contain “termination for convenience” clauses that enable clients to cancel the agreements by providing written notice to the Company a specified number of days prior to the desired termination date. Such clauses are sometimes coupled with a requirement for payment by the client of a fee in the event of termination for convenience. In addition, under certain of the Company’s agreements, the fees the Company receives are dependent on utilization rates for the Company’s services. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company’s financial condition, results of operations, and cash flow.  In particular, our Output Solutions Segment has suffered customer losses as a result of industry consolidation and competitive pressures.

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

Under the Company’s employee stock purchase plan, employees have a right, subject to certain limits, to purchase Company common stock at 85% of the lower of the average market price of the stock on the exercise date or the offering date. Under the Company’s equity incentive plan, the Company has issued to directors and employees options to purchase shares of the Company’s common stock and restricted shares. Purchases under the employee stock purchase plan, exercises of options, and the granting of equity awards under the equity incentive plan could have a dilutive effect on the Company’s common stock.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2005 was approximately $942 million.  The impact of a 10% change in fair value of these investments would be approximately $57.5 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2005, the Company and its joint ventures had approximately $1.9 billion of cash balances maintained in such accounts, of which $1.0 billion are maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $4.1 million of net income (loss).

At June 30, 2005, the Company had approximately $1.3 billion of debt, of which $415.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  At June 30, 2005, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $9.9 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2005, the Company’s international subsidiaries had approximately $220 million in total assets and for the three and six months ended June 30, 2005, these international subsidiaries produced approximately $3.0 million and $3.6 in net income, respectively.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $22 million and would increase or decrease net income by approximately $0.4 million.

The Company’s international subsidiaries use the local currency as the functional currency.  The Company translates all assets and liabilities at balance sheet date exchange rates and income and expense accounts at average rates during the period.  While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the Company’s Form 10-K for 2004, the Company reported a putative class action against one of the Company’s unconsolidated joint venture affiliates, the Company, and the other owner of the affiliate.  No class has been certified.  On June 1, 2005, the Company and the other owner were dismissed without prejudice from the suit.  No other material developments in the litigation occurred during the quarter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended June 30, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	6,815	(1)	$42.72		3,748,400	(2)
May 1 – May 31	25,660	(1)	$43.59		3,748,400	(2)
June 1 – June 30	7,863	(1)	$43.38		3,748,400	(2)

(1)          For the three months ended June 30, 2005, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 40,338 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 6,815 shares were purchased in April, 25,660 shares were purchased in May and 7,863 shares were purchased in June.

(2)          On February 26, 2004, the Company’s Board of Directors authorized a stock repurchase plan allowing but not requiring the repurchase of up to 6 million shares of Company common stock in open market and private transactions during the period beginning March 1, 2004 through February 28, 2007.  On October 19, 2004, the Company’s Board of Directors authorized an additional 5.5 million share repurchase to the plan.  On June 30, 2005, the Company had approximately 3.7 million remaining shares to be purchased under this plan.  On August 2, 2005, the Company’s Board of Directors authorized an additional 8.0 million share repurchase to the plan, and extended the repurchase period to July 31, 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 10, 2005.  Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March 31, 2005.  A total of 76,866,671 shares of Common Stock, or 92.0% of the shares of Common Stock were outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)                                      Election of two directors for terms ending in 2008:

	Thomas A.	M. Jeannine
	McDonnell	Strandjord

For	73,654,156	76,441,555
Withheld	3,212,515	425,116
Total	76,866,671	76,866,671

The terms of office of Directors Thomas A. McCullough, William C. Nelson and Travis E. Reed will expire at the Annual Meeting of Stockholders in 2006.  The terms of office of Directors A. Edward Allinson and Michael G. Fitt will expire at the Annual Meeting of Stockholders in 2007.

2)                                      Approval of the DST Systems, Inc. 2005 Equity Incentive Plan:

For	50,464,193
Against	17,973,966
Abstaining	68,820
Broker Non-Votes	8,359,692
Total	76,866,671

3)                                      Approval of the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan:

For	62,911,734
Against	5,507,706
Abstaining	87,539
Broker Non-Votes	8,359,692
Total	76,866,671

4)                                      Ratification of the DST Audit Committee’s Selection of Independent Registered Public Accounting Firm:

For	75,189,361
Against	1,607,835
Abstaining	69,475
Total	76,866,671

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

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)          Exhibits:

10.26	Form of Restricted Shares Award Agreement (approved on August 2, 2005) under the 2005 Non-Employee Directors’ Award Plan
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 9, 2005.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)