Form 10-Q
period 2005-09-30
DST SYSTEMS INC
filed 2005-11-09
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Number of shares outstanding of the Company’s common stock as of October 31, 2005:

Common Stock $0.01 par value – 71,618,500

DST Systems, Inc.

Form 10-Q

September 30, 2005

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Introductory Comments	3

	Condensed Consolidated Balance Sheet – September 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Income – Three and Nine Months Ended September 30, 2005 and 2004	5

	Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52-53

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

SIGNATURE		54

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2005

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

The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(dollars in millions, except per share amounts)

(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$180.8	$95.0
Restricted cash	9.0	12.0
Transfer agency investments	86.0	75.2
Accounts receivable	398.7	462.0
Other current assets	100.5	110.4
Assets of businesses held for sale		41.4
	775.0	796.0
Investments	1,292.6	1,473.7
Properties	518.6	654.9
Goodwill	158.9	108.1
Intangibles	106.7	101.5
Other assets	75.9	36.3
Assets of business held for sale		212.9
Total assets	$2,927.7	$3,383.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$26.7	$109.2
Transfer agency deposits	86.0	75.2
Accounts payable	155.9	178.9
Accrued compensation and benefits	100.5	96.9
Deferred revenues and gains	54.9	75.0
Other liabilities	147.5	141.4
Income taxes payable	207.0
Liabilities of businesses held for sale		70.7
	778.5	747.3
Long-term debt	1,355.8	1,373.7
Deferred income taxes	306.6	466.2
Other liabilities	53.4	50.4
	2,494.3	2,637.6
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	210.7	226.3
Retained earnings	1,111.2	737.4
Unearned compensation	(111.0)	(132.6)
Treasury stock (23.1 million and 12.3 million shares, respectively), at cost	(1,106.9)	(525.4)
Accumulated other comprehensive income	328.4	439.1
Total stockholders’ equity	433.4	745.8
Total liabilities and stockholders’ equity	$2,927.7	$3,383.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Operating revenues	$411.6	$426.9	$1,318.0	$1,282.4
Out-of-pocket reimbursements	189.2	172.6	581.4	519.9

Total revenues	600.8	599.5	1,899.4	1,802.3

Costs and expenses	470.2	478.7	1,535.7	1,445.0
Depreciation and amortization	35.9	41.2	110.1	116.3

Income from operations	94.7	79.6	253.6	241.0

Interest expense	(14.3)	(14.1)	(49.0)	(40.8)
Other income, net	12.1	5.7	101.9	20.6
Gains on sale of businesses	153.8		274.2
Equity in earnings of unconsolidated affiliates	8.6	5.8	36.5	16.5

Income before income taxes	254.9	77.0	617.2	237.3
Income taxes	100.6	24.5	243.4	81.4

Net income	$154.3	$52.5	$373.8	$155.9

Average common shares outstanding	74.8	83.9	77.3	84.1
Diluted shares outstanding	78.5	86.1	80.1	86.4

Basic earnings per share	$2.06	$0.63	$4.84	$1.85
Diluted earnings per share	$1.97	$0.61	$4.67	$1.80

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows — operating activities:
Net income	$373.8	$155.9
Depreciation and amortization	110.1	116.3
Equity in earnings of unconsolidated affiliates	(36.5)	(16.5)
Net realized gain on investments	(76.3)	(9.3)
Gains on sale of businesses and properties	(300.5)	(1.2)
Amortization of unearned compensation on restricted stock	27.2
Deferred income taxes	(129.8)	24.3
Changes in restricted cash	3.0	8.8
Changes in accounts receivable	13.3	(3.9)
Changes in other assets	(22.7)	2.2
Changes in transfer agency investments	(10.8)	(213.2)
Changes in transfer agency deposits	10.8	213.2
Changes in accounts payable and accrued liabilities	12.7	(1.9)
Changes in income taxes payable	207.0	4.9
Changes in deferred revenues and gains	(2.8)	(26.4)
Changes in accrued compensation and benefits	2.2	16.6
Other, net	(0.9)	2.8
Total adjustments to net income	(194.0)	116.7
Net	179.8	272.6
Cash flows — investing activities:
Capital expenditures	(105.7)	(136.7)
Proceeds from sale of investments	23.1	31.9
Investments in securities	(29.6)	(30.4)
Investments in and advances to unconsolidated affiliates	(8.1)	(21.1)
Proceeds from exchange of CSC common stock	224.6
Proceeds from sale of businesses	471.4
Proceeds from sale of properties	79.6	8.9
Other, net	(4.2)	(25.6)
Net	651.1	(173.0)
Cash flows — financing activities:
Proceeds from issuance of common stock	65.8	31.8
Principal payments on long-term debt	(57.0)	(62.7)
Net increase (decrease) in revolving credit facilities	(61.7)	15.9
Repayment of promissory note	(107.4)
Debt refinancing costs	(1.7)
Common stock repurchased	(584.7)	(74.3)
Net	(746.7)	(89.3)
Net increase (decrease) in cash and cash equivalents	84.2	10.3
Cash and cash equivalents at beginning of period	96.6	91.9
Cash and cash equivalents at end of period	$180.8	$102.2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to state fairly the financial position of the Company and its subsidiaries at September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year 2005.

2.  Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. (“EquiServe”) to Computershare Ltd. (“CPU”) in accordance with the terms of an agreement dated October 20, 2004.  Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of CPU common stock which shares had a value, based on the closing price of CPU stock on the closing date of the transaction, of approximately $145.8 million.  Included in the total cash proceeds of $237.1 million is $21.1 million of cash received during the three months ended September 30, 2005 related to finalizing the closing balance sheet working capital adjustment with CPU.  Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services, E-Proxy services, and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred.  In addition, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business.  The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale.  EquiServe recorded operating revenues of $234 million for the year ended December 31, 2004.  At December 31, 2004, assets and liabilities of EquiServe were categorized as assets and liabilities held for sale in the consolidated balance sheet.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The $145.8 million of CPU common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business.

3.  Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of Computer Sciences Corporation (“CSC”) common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “HSI”).  HSI is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry.  The exchange value of the CSC shares at closing was $45.53 per share and HSI held $224.6 million of cash at the time of the exchange.  Under the terms of the exchange agreement, the HSI operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million.  For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the HSI exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the HSI operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in Other Income on the consolidated statement of income.  The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows.  The HSI business received in exchange for 2.2 million shares has been treated as non-cash consideration.  The Company has determined that the HSI financial results should be presented in the Financial Services business segment.  The Company has performed an allocation of purchase price value in excess of the net assets of the HSI business received which resulted in $20 million of proprietary software, $20.6 million of identifiable intangible assets, and $52.6 million of goodwill.  The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.  From April 29, 2005 through September 30, 2005, amortization of identifiable intangible assets (customer relationships, order backlog, etc.) resulted in $3.3 million of amortization expense.  Amortization expense related to these intangible assets and proprietary software is estimated to be $1.5 million for the remainder of 2005 and is estimated to be $5.9 million for each of the years ending December 31, 2006, 2007, 2008 and 2009.

4.  Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”).  The Company received $234.3 million of net cash proceeds from Amdocs (including a $3.5 million payment to Amdocs related to finalizing the closing balance sheet working capital adjustment) and recognized a pretax gain of $153.8 million which is included in Gains on Sale of Businesses in the consolidated statement of income.  The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business.  The business, which essentially represents the Company’s Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale and $183.0 million for the year ended December 31, 2004.  In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation related costs associated with the vesting of restricted stock previously granted to employees of the Innovis entities.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs.  DST Output will be a preferred vendor of such services for customers of Amdocs in the United States.  Included in the Output Solutions Segment are operating revenues (exclusive of out-of-pocket reimbursements) of approximately $24.6 million and $50.6 million for the period January 1, 2005 through the date of sale and for the year ended December 31, 2004, respectively, representing intersegment revenue for output services to the Innovis Entities.   Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD.  Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs.  Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction should not be accounted for as a discontinued operation.

5.  Agreement to Merge lock\line

On October 27, 2005, the Company entered into a definitive agreement to merge its lock\line subsidiary into Asurion Corporation, a privately held company with principal operations in Nashville, Tennessee, in a tax free merger.  lock\line provides administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs.  lock\line has approximately 1,500 employees and recorded operating revenues of $93.0 million and $97.3 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.  Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia.  Asurion has approximately 2,500 employees and recorded revenues of $517.3 million and $417.8 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.  Upon the closing of this transaction, the Company’s captive insurance subsidiary, Vermont Western Assurance (“VWA”), who reinsures certain underwriting risk related to lock\line’s wireless handset replacement program, will enter into a retrocession agreement to cede certain premium revenues to Asurion.  For the nine months ended September 30, 2005, VWA’s premium revenue related to this program was approximately $29 million.

As a result of the merger, the Company will own approximately 35% of the combined Asurion / lock\line organization and expects to account for the investment using the equity method.  The Company will receive no cash proceeds in connection with the agreement.  For accounting purposes, the Company will be required to treat the transaction as both a sale of lock\line and a corresponding purchase of interests in Asurion.  Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line will not qualify to be reported as a discontinued operation.  The Company expects to recognize for book purposes a pretax gain on the merger that will range from approximately $60 million to $85 million, such amounts are dependent upon the finalization of a valuation of the assets being exchanged.  Certain of the Company’s equity and incentive compensation plans contain change of control features.  In conjunction with the closing of this transaction, the Company estimates recording compensation related charges ranging from $6 million to $10 million due to the acceleration of vesting and incentive compensation accruals associated with these change of control features.  The Company estimates that this merger transaction may be slightly dilutive to earnings per share, on a prospective basis, principally as a result of the amortization of identified intangibles associated with purchase accounting for its interests in Asurion.

The agreement is subject to regulatory approval under the Hart-Scott-Rodino Act, certain state regulatory agencies, in addition to receipt of final opinions from the Company’s tax advisors as to the tax free status of the reorganization.

6.  Investments

Investments are as follows (in millions):

	2005	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2005	2004
Available-for-sale securities:
State Street Corporation	4%	$625.8	$628.3
Computershare Ltd.	5%	148.9
Computer Sciences Corporation			401.9
Euronet Worldwide, Inc.	5%	55.8	49.0
Other available-for-sale securities		158.9	120.8
		989.4	1,200.0

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	113.5	89.3
International Financial Data Services, U.K.	50%	40.2	37.8
International Financial Data Services, Canada	50%	9.5	7.0
Unconsolidated Real Estate Affiliates		83.3	80.7
Other unconsolidated affiliates		21.3	22.3
		267.8	237.1

Other:
Trading securities		27.4	25.3
Held-to-maturity		8.0	12.2
		35.4	37.5
Total investments		$1,292.6	$1,474.6

The table above includes $0.9 million of investments classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2004.

CPU is a global provider of share registry management/transfer agency services and technology to the global securities industry.  CPU’s common stock is listed on the Australian Stock Exchange under ASX:  CPU.  The aggregate market value of the Company’s investment in CPU’s common stock presented above was based on the closing price on the Australian exchange at September 30, 2005.  As discussed in Note 2, the Company obtained 29.6 million shares of CPU, which represents slightly less than 5% of CPU’s total issued capital, in connection with the sale of the EquiServe business on June 17, 2005.

As discussed in Note 3, the Company exchanged its investment in CSC shares on April 29, 2005 in connection with the HSI Exchange transaction.

Certain information related to the Company’s available-for-sale securities follows (in millions):

	September 30,	December 31,
	2005	2004

Book cost basis	$454.2	$518.7
Gross unrealized gains	538.1	681.7
Gross unrealized losses	(2.9)	(0.4)
Market value	$989.4	$1,200.0

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $86.0 million and $75.2 million of transfer agency investments and deposits at September 30, 2005 and December 31, 2004, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at September 30, 2005 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

Common Stock	$30.2	$2.5	$2.8	$0.4	$33.0	$2.9

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The market value of the Company’s investment in CPU has fluctuated during the period that the Company has held this investment.  The value of the Company’s investment in CPU on June 17, 2005, the date of acquisition, was $145.8 million.  An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005.  However, an unrealized gain of $3.1 million had occurred as of September 30, 2005. At October 31, 2005, the unrealized loss on this investment was $0.7 million. The Company will continue to monitor the performance of this investment.  An other than temporary decline in value may result in an impairment charge.

The Company recognized $3.1 million of investment impairments for the nine months ended September 30, 2005, and $0.3 million and $1.6 million for the three and nine months ended September 30, 2004, respectively, which the Company believed were other than temporary.  No such impairments were recorded during the three months ended September 30, 2005.  The impairments related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the Other Income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Boston Financial Data Services, Inc.	$4.6	$3.3	$24.2	$11.4
International Financial Data Services, U.K.	2.6	1.4	7.2	3.7
International Financial Data Services, Canada	1.4	1.0	4.6	2.2
Other		0.1	0.5	(0.8)
	$8.6	$5.8	$36.5	$16.5

Included in earnings for Boston Financial Data Services, Inc. (“BFDS”) for the nine months ended September 30, 2005 is the recognition of a $11.2 million deferred gain resulting from the sale of EquiServe.  BFDS is a corporate joint venture of DST and State Street Corporation (“State Street”).  In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements.  DST deferred its share of the 2002 equity in earnings of BFDS that related to this related party gain transaction.  The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to CPU, an unrelated third party.

7.  Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$126.3	$20.6	$136.0	$20.6
Other	2.2	1.2	0.2	0.1

Total	$128.5	$21.8	$136.2	$20.7

The table above includes $14.0 million of intangible assets classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2004. As discussed in Note 5, the Company entered into a definitive agreement to merge its lock\line subsidiary into Asurion Corporation.  Included in the table above at September 30, 2005 are net intangible assets of $87.1 million related to lock\line.

Amortization of intangible assets for the three and nine months ended September 30, 2005 was $2.2 million and $7.0 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2004 was $2.1 million and $6.3 million, respectively.  Annual amortization amounts for intangible assets recorded as of September 30, 2005 are estimated at $9.0 million for 2005, $8.2 million for 2006 and 2007, $7.6 million for 2008 and $7.4 million for 2009.  Except for approximately $20.6 million of intangibles acquired in the HSI transaction, substantially all of the remaining intangibles in the above table are tax-deductible.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2005, by segment (in millions):

	December 31,				September 30,
	2004	Acquisitions	Disposals	Other	2005

Financial Services	$273.4	$56.8	$(179.9)	$(0.6)	$149.7
Output Solutions	9.2				9.2
Customer Management	5.4		(5.4)
Investments and Other

Total	$288.0	$56.8	$(185.3)	$(0.6)	$158.9

The table above includes $179.9 million of goodwill classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2004.  Concurrent with the sale of EquiServe during the second quarter of 2005, goodwill was decreased by this amount.  As discussed in Note 5, the Company entered into a definitive agreement to merge its lock\line subsidiary into Asurion Corporation.  Included in the table above at September 30, 2005 is goodwill of $83.6 million related to lock\line.  Except for approximately $52.6 million of goodwill acquired in the HSI transaction, substantially all of the remaining goodwill is tax-deductible.

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

8.  Debt

Line of credit facility

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility.  The credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2010.  On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility.  This transfer has been treated as a non-cash transaction.  The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility.

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

Subsidiary line of credit

On September 30, 2005, one of the Company’s subsidiaries entered into a new line of credit agreement to replace an existing line of credit facility that is used for working capital requirements and general corporate purposes.  The agreement provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2007. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates.  Commitment fees of 0.15% per annum on the unused portions are payable quarterly.  Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels.  In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable.

9.  Income Taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 39.5% and 39.4% for the three and nine months ended September 30, 2005, respectively, compared to 31.8% and 34.3% for the three and nine months ended September 30, 2004, respectively.   The Company estimates its effective tax rate will be 34.9% for the remainder of 2005.  However, if the lock\line transaction (see Note 5) closes in the fourth quarter, this rate could change.  The effective tax rates for 2005 are higher principally due to higher effective tax rates relating to the HSI exchange (see Note 3), the EquiServe sale (see Note 2), the Innovis Entities sale (see Note 4) and the sale of an office building.  The full year 2005 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

The HSI exchange transaction (see Note 3) has been structured to meet the requirements for treatment as a tax-free reorganization in accordance with Section 355 of the Internal Revenue Code.  The Company received two separate tax opinions at the “more likely than not” level of assurance that the transaction will comply with the provisions of Section 355.  The tax opinions are not binding on the IRS.  It is possible that the IRS could take a position contrary to the Company’s.  If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value.  The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million.  Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided a tax reserve for the potential tax.  The Company provided an additional $32 million of tax provision at the time of the exchange transaction, which, when added to previously recorded amounts results in a $111 million accrual for the full amount of the potential tax.  The Company will accrue interest, through the Company’s tax provision, related to the potential tax.  As promulgated by Generally Accepted Accounting Principles, the Company has presented this $111 million accrual as a current liability in Income Taxes Payable, however, management estimates the resolution of this uncertainty could take more than one year.

10.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$154.3	$52.5	$373.8	$155.9

Average common shares outstanding (excluding restricted stock)	74.8	83.9	77.3	84.1

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	3.7	2.2	2.8	2.3

Diluted potential common shares	78.5	86.1	80.1	86.4
Basic earnings per share	$2.06	$0.63	$4.84	$1.85
Diluted earnings per share	$1.97	$0.61	$4.67	$1.80

The Company had approximately 72.2 million and 83.0 million shares outstanding at September 30, 2005 and December 31, 2004, respectively.  For financial reporting purposes, however, restricted shares in the amount of 2.7 million and 2.8 million at September 30, 2005 and December 31, 2004, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 2.0 million and 4.2 million for the three months ended September 30, 2005 and 2004, respectively and 2.1 million and 4.2 million for the nine months ended September 30, 2005 and 2004, respectively.  The Company issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share.  For the three months ended September 30, 2005, there was additional dilution of approximately 1.0 million shares related the Company’s average daily share price exceeding $49.08 during the quarter.  There was no impact during the nine months ended September 30, 2005 because the Company’s average daily stock price for the nine months did not exceed $49.08.

The Company settled purchases of 742,954 shares at an approximate cost of $54.22 per share from October 1, 2005 through October 7, 2005.  These share repurchases completed the outstanding share repurchase authorization (discussed below in this Note under the heading “stock repurchases”), however, these shares were not included in the determination of the number of common shares outstanding at September 30, 2005 and were not considered treasury shares in the calculation of basic and diluted average shares outstanding at September 30, 2005.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$154.3	$52.5	$373.8	$155.9
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	31.2	(90.4)	(65.3)	(98.7)
Proportional share of unconsolidated affiliate interest rate swap	5.8		(2.4)
Less reclassification adjustments for net gains (losses) included in net income	(2.9)	(0.5)	(80.8)	(8.1)
Foreign currency translation adjustments	(5.9)	(0.1)	(20.3)	4.5
Deferred income taxes	(13.2)	35.2	58.1	41.3
Other comprehensive income (loss)	15.0	(55.8)	(110.7)	(61.0)
Comprehensive income (loss)	$169.3	$(3.3)	$263.1	$94.9

Stock repurchases.  Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan.  On August 2, 2005, DST’s Board of Directors authorized an additional 8.0 million share repurchase to its existing 11.5 million share repurchase plan and extended the repurchase period to July 31, 2008.  Through September 30, 2005, the Company had repurchased 18.8 million shares at an average cost of $50.96 per share under this repurchase plan, including 11.0 million at an average cost of $52.29 during the three months ended September 30, 2005.  For the nine months ended September 30, 2005, the Company had repurchased 13.1 million shares at an average cost of $52.04 per share.  Included in these repurchased shares were 2.1 million shares at a total cost of $107.6 million, including interest, acquired under the Company’s forward stock purchase agreement that was settled in June 2005.  As mentioned above, the Company settled purchases of 742,954 shares at an approximate cost of $54.22 per share from October 1, 2005 through October 7, 2005.  These October 2005 share repurchases completed the outstanding share repurchase authorization dated August 2, 2005.  Effective October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan through July 31, 2008.  The new plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.

Restricted Stock Grant.  Prior to December 31, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan.  For nine senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation.  During 2005, additional restricted stock awards have been granted, including an award of 0.2 million shares to certain HSI employees in June 2005.  The restrictions lapse on November 10, 2009.

At September 30, 2005 and December 31, 2004, the Company had unearned compensation of $111.0 million and $132.6 million, respectively.  The impact of amortized compensation expense for the three and nine months ended

September 30, 2005 was $14.1 million and $27.2 million, respectively, including approximately $6.9 million in the three months ended September 30, 2005 associated with accelerated vesting in connection with the sale of the Innovis Entities. The Company estimates that the impact of amortized compensation expense attributable to the grants for each subsequent year covered by the grant, based upon the average of the high and low trading prices for the Company’s shares will be approximately $34 million for 2005, $27 million each for the years 2006 through 2008 and $24 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

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

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”).  The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock,  application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2005	2004	2005	2004

Net income (millions):	As reported	$154.3	$52.5	$373.8	$155.9

Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		8.5		16.5

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(9.2)	(4.0)	(19.1)	(14.0)

Net Income	Pro forma	$153.6	$48.5	$371.2	$141.9

Basic earnings per share:	As reported	$2.06	$0.63	$4.84	$1.85
	Pro forma	$2.06	$0.58	$4.82	$1.69

Diluted earnings per share:	As reported	$1.97	$0.61	$4.67	$1.80
	Pro forma	$1.98	$0.57	$4.69	$1.67

The Company uses the Black-Scholes option pricing model which requires the Company to make certain assumptions in order to estimate fair value.

Rights plan.  The Company is party to a Stockholders’ Rights Agreement (the “Rights Plan”) dated as of October 10, 2005.  Pursuant to the terms of the Rights Plan, each share of the Company’s common stock held of record on October 18, 2005 has received one Right.  Each Right entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock,  or in some circumstances,  shares of the Company’s Common Stock,  other securities,  cash or other assets,  at a purchase price of $225 per share, subject to certain adjustments.  Under certain circumstances, the Company may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until upon the earlier of (i) ten (10)  business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock (each such person or group of affiliated or associated persons referred to herein and in the Rights Agreement as an “Acquiring Person”),  or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

11.  Commitments and Contingencies

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture.  The construction loan becomes due and the Company's guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million.  At September 30, 2005, there were no outstanding borrowings against the loan.

The Company and DST Realty, Inc. have entered into an agreement to guarantee 50% of a $10.0 million line of credit loan for a 50% owned real estate joint venture.  The loan becomes due and the Company's guarantee thereof expires on June 17, 2006.  At September 30, 2005, total borrowings against the line of credit were $5.6 million.

The Company has entered into an agreement to guarantee, jointly and severally, and limited to $10.0 million related to a $60.0 million construction loan for a 50% owned real estate joint venture.  The $60.0 million loan becomes due and the Company's guarantee thereof expires on December 31, 2005.  At September 30, 2005, total borrowings on the loan were $24.4 million.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At September 30, 2005, total borrowings on the loan were $28.4 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At September 30, 2005, each partner had contributed half of the aggregate equity of $34.5 million.  The real estate joint venture partners have committed aggregate additional equity investments of approximately $12.1 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $12.1 million to $45.4 million have been secured through $45.4 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $22.7 million of the letters of credit.  At September 30, 2005, there were no outstanding borrowings against the letters of credit.

The Company and State Street Corporation (“State Street”) have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.6 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and was financed with a $19.5 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge.

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

At September 30, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership)

that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($37.5 million at September 30, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets.  The Company has three significant operating joint ventures; BFDS; IFDS (includes IFDS U.K., IFDS Canada and International Financial Data Services, Luxembourg); and Argus.  Each of these operating joint ventures was formed prior to February 1, 2003.  The Company’s FIN 46 analyses of these operating joint ventures indicate that none qualifies as variable interest entities due to meeting the criteria for the operating joint venture exception in FIN 46.  Accordingly, the Company does not consolidate the operating results of these operating joint ventures.

12.  Recently Issued Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) (revised 2004).  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25.  As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to the financial statements disclosed what net income would have been had the fair value method been applied.  The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard.  The Company is currently evaluating the impact of this new accounting standard.

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  DST is currently evaluating the impact of this proposed accounting standard.  DST currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  Comments to the FASB on this exposure draft are due by November 30, 2005, and the final statement is expected to be issued in the first quarter of 2006.  The statement would be effective for interim and annual periods ending after June 15, 2006.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, this would require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  Under the revised SFAS 128 “if converted” method included in the exposure draft, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $1.67 and $0.57 for the three months ended September 30, 2005 and 2004, respectively, and $4.02 and $1.68 for the nine months ended September 30, 2005 and 2004, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e. treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principles would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but does not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company’s current views.  There may be material differences between these estimates and the actual impact of the standard.

13.  Segment Information

The Company has several operating business units that offer sophisticated information processing and software services and products.  The Company has elected to organize and report on these business units as three operating Segments (Financial Services, Output Solutions and Customer Management).  In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.  As discussed in Note 4, the Innovis Entities, which essentially comprised the Customer Management Segment, were sold on July 1, 2005.

Included in costs and expenses in the Investments and Other Segment for three and nine months ended September 30, 2005, are gains of $22.9 million and $26.3 million, respectively, related to the sale of certain fixed assets.  Included in depreciation and amortization in the Investments and Other Segment for the three and nine months ended September 30, 2005, are $2.4 million of impairment charges, related to certain real-estate properties.

Information concerning total assets by reporting segment is as follows (in millions):

	September 30,	December 31,
	2005	2004

Financial Services	$2,413.8	$2,295.1
Output Solutions	354.9	361.2
Customer Management		128.4
Investments and Other	1,526.3	1,400.5
Eliminations	(1,367.3)	(801.8)
	$2,927.7	$3,383.4

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

Summarized financial information concerning the segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$285.3	$120.7	$	$5.6	$	$411.6
Intersegment operating revenues	1.7			10.7	(12.4)
Out-of-pocket reimbursements	35.9	153.2		0.1		189.2
Total revenues	322.9	273.9		16.4	(12.4)	600.8

Costs and expenses	227.6	260.1	6.9	(12.0)	(12.4)	470.2
Depreciation and amortization	24.4	6.3		5.2		35.9
Income (loss) from operations	70.9	7.5	(6.9)	23.2		94.7
Other income, net	4.9			7.2		12.1
Gains on sale of businesses			153.8			153.8
Equity in earnings of unconsolidated affiliates	8.6					8.6

Earnings before interest and income taxes	$84.4	$7.5	$146.9	$30.4	$	$269.2

	Three Months Ended September 30, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$279.3	$95.4	$49.1	$3.1	$	$426.9
Intersegment operating revenues	2.2	13.1		14.0	(29.3)
Out-of-pocket reimbursements	38.9	141.1	13.4	0.1	(20.9)	172.6
Total revenues	320.4	249.6	62.5	17.2	(50.2)	599.5

Costs and expenses	229.8	238.6	51.0	9.5	(50.2)	478.7
Depreciation and amortization	28.3	6.5	2.2	4.2		41.2
Income from operations	62.3	4.5	9.3	3.5		79.6
Other income, net	2.4			3.3		5.7
Equity in earnings of unconsolidated affiliates	5.5			0.3		5.8

Earnings before interest and income taxes	$70.2	$4.5	$9.3	$7.1	$	$91.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $14.3 million and $14.1 million for the three months ended September 30, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$873.7	$335.1	$96.6	$12.6	$	$1,318.0
Intersegment operating revenues	6.0	33.2		39.3	(78.5)
Out-of-pocket reimbursements	134.6	457.3	26.4	0.3	(37.2)	581.4
Total revenues	1,014.3	825.6	123.0	52.2	(115.7)	1,899.4

Costs and expenses	757.9	780.1	109.0	4.4	(115.7)	1,535.7
Depreciation and amortization	73.8	19.6	3.3	13.4		110.1
Income from operations	182.6	25.9	10.7	34.4		253.6
Other income, net	9.9	0.3		91.7		101.9
Gains on sale of businesses	120.4		153.8			274.2
Equity in earnings of unconsolidated affiliates	36.3			0.2		36.5

Earnings before interest and income taxes	$349.2	$26.2	$164.5	$126.3	$	$666.2

	Nine Months Ended September 30, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$826.2	$300.9	$145.7	$9.6	$	$1,282.4
Intersegment operating revenues	6.9	39.1		39.2	(85.2)
Out-of-pocket reimbursements	115.7	426.0	40.9	0.3	(63.0)	519.9
Total revenues	948.8	766.0	186.6	49.1	(148.2)	1,802.3

Costs and expenses	683.8	727.6	154.5	27.3	(148.2)	1,445.0
Depreciation and amortization	79.9	20.7	4.9	10.8		116.3
Income from operations	185.1	17.7	27.2	11.0		241.0
Other income, net	7.9			12.7		20.6
Equity in earnings (losses) of unconsolidated affiliates	17.6			(1.1)		16.5

Earnings before interest and income taxes	$210.6	$17.7	$27.2	$22.6	$	$278.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $49.0 million and $40.8 million for the nine months ended September 30, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

INTRODUCTION

DST Systems, Inc. (“DST” or the “Company”) has several operating business units that offer sophisticated information processing and software services and products.  These business units are reported as three operating Segments (Financial Services, Output Solutions and Customer Management).  In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

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

Customer Management

The Company’s Customer Management Segment provides customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and Internet Protocol telephony, Internet and utility markets.  Included in the Customer Management Segment are DST Interactive, Inc. and DST Innovis, Inc. (collectively, the ‘Innovis Entities”), two wholly-owned subsidiaries of DST.  The Innovis Entities essentially comprised the Customer Management Segment.  The Innovis Entities were sold on July 1, 2005.

Investments and Other

The Company’s Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Operating revenues
Financial Services	$287.0	$281.5	$879.7	$833.1
Output Solutions	120.7	108.5	368.3	340.0
Customer Management		49.1	96.6	145.7
Investments and Other	16.3	17.1	51.9	48.8
Eliminations	(12.4)	(29.3)	(78.5)	(85.2)
	411.6	426.9	1,318.0	1,282.4
% change from prior year period	(3.6% )		2.8%

Out-of-pocket reimbursements
Financial Services	35.9	38.9	134.6	115.7
Output Solutions	153.2	141.1	457.3	426.0
Customer Management		13.4	26.4	40.9
Investments and Other	0.1	0.1	0.3	0.3
Eliminations		(20.9)	(37.2)	(63.0)
	189.2	172.6	581.4	519.9
% change from prior year period	9.6%		11.8%

Total revenues	$600.8	$599.5	$1,899.4	$1,802.3

% change from prior year period	0.2%		5.4%

Income (loss) from operations
Financial Services	$70.9	$62.3	$182.6	$185.1
Output Solutions	7.5	4.5	25.9	17.7
Customer Management	(6.9)	9.3	10.7	27.2
Investments and Other	23.2	3.5	34.4	11.0
	94.7	79.6	253.6	241.0

Interest expense	(14.3)	(14.1)	(49.0)	(40.8)
Other income, net	12.1	5.7	101.9	20.6
Gains on sale of businesses	153.8		274.2
Equity in earnings of unconsolidated affiliates	8.6	5.8	36.5	16.5
Income before income taxes	254.9	77.0	617.2	237.3
Income taxes	100.6	24.5	243.4	81.4
Net income	$154.3	$52.5	$373.8	$155.9

Basic earnings per share	$2.06	$0.63	$4.84	$1.85
Diluted earnings per share	$1.97	$0.61	$4.67	$1.80

Significant Recent Events

During the three months ended September 30, 2005, DST completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. and recognized a pretax gain of $153.8 million.  The Innovis Entities essentially comprised DST’s Customer Management Segment.  In conjunction with this transaction, DST incurred $6.9 million of compensation related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.  During the three months ended September 30, 2005, DST sold an office building that was leased by EquiServe for a gain and recorded an impairment charge on certain real-estate properties not used in DST operations, resulting in a net pretax gain of $20.5 million. DST settled purchases of 11.0 million shares of its stock at an average cost of $52.29 during the three months ended September 30, 2005.

On October 27, 2005 DST signed a definitive agreement to merge its subsidiary lock\line into Asurion Corporation in a tax free merger.  The agreement is subject to regulatory approval under the Hart-Scott-Rodino Act, certain state regulatory agencies, in addition to receipt of final opinions from DST’s tax advisors as to the tax free status of the reorganization.

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three months and nine months ended September 30, 2005, increased $1.3 million or 0.2% and $97.1 million or 5.4%, respectively, over the same periods in 2004.  Consolidated operating revenues for the three months ended September 30, 2005 decreased $15.3 million or 3.6% over the prior year quarter.  Consolidated operating revenues during the third quarter were negatively impacted by the sale of the EquiServe and the Innovis Entities businesses, which recorded operating revenues of $66.7 million and $47.6 million, respectively, during the third quarter of 2004.  Operating revenues were positively impacted by the inclusion of revenues from DST Health Solutions, Inc. (“HSI”), higher Output Solutions revenues and from lower consolidated revenue eliminations on sales by Output Solutions to the Innovis Entities.  Consolidated Out-of-Pocket (“OOP”) reimbursements increased $16.6 million or 9.6% from the prior year quarter, principally from higher Output Solutions volumes.

Consolidated operating revenues include approximately $15.4 million of software license revenues in the third quarter 2005, an increase of $6.0 million over comparable business unit license revenues in the third quarter of 2004.  These revenues are principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and HSI (medical claims processing systems), which was not owned by DST during 2004.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Consolidated operating revenues for the nine months ended September 30, 2005 increased $35.6 million or 2.8% over the prior nine month period.  Lower revenues resulting from the sale of EquiServe and the Innovis Entities were offset by higher revenues from the inclusion of HSI, increased lock\line related revenues, increased U.S. mutual fund servicing revenues, higher Output Solutions operating revenues and from lower consolidated revenue eliminations on sales by Output Solutions to the Innovis Entities.  U.S. operating revenues for the three and nine months ended September 30, 2005, were $366.8 million and $1,180.1 million, respectively, a decrease of 4.1% and an increase of 3.8%, respectively, over the same periods in 2004.  International operating revenues for the three and nine months ended September 30, 2005 were $44.8 million and $137.9 million, respectively, an increase of 1.1% and a decrease of 5.1%, respectively, over the same periods in 2004.

Financial Services Segment total revenues for the three and nine months ended September 30, 2005 increased $2.5 million or 0.8% and $65.5 million or 6.9%, respectively, over the same periods in 2004.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2005 increased $5.5 million or 2.0% and $46.6 million or 5.6%, respectively, over the same periods in 2004, principally from the inclusion of HSI, higher lock\line related servicing revenues, higher U.S. mutual fund servicing revenues and higher software license and maintenance revenue, offset by a decrease in revenues from EquiServe as a result of the sale of this business.  EquiServe operating revenues for the 2005 year to date period through the date of sale were $99.9 million.  U.S. Financial Services Segment operating revenues for the three and nine months ended September 30, 2005 increased $1.8 million or 0.7% and $49.5 million or 6.7%, respectively, over the same periods in 2004.  The increase in U.S. Financial Services Segment operating revenues for the quarter ended September 30, 2005, resulted primarily from inclusion of HSI revenues, higher lock\line related servicing revenues, higher software license and maintenance fee revenue and higher U.S. mutual fund servicing revenues, offset by a decrease of $66.7 million in EquiServe revenues as a result of the sale of this business.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 101.5 million at September 30, 2005, a net increase of 9.3 million or 10.1% from the 92.2 million serviced at December 31, 2004, and an increase of 10.5 million or 11.5% from the 91.0 million serviced at September 30, 2004.  Financial Services Segment international operating revenues for the three months ended September 30, 2005, were $32.4 million, an increase of $3.7 million or 12.9% from the prior year quarter, primarily due to higher software license revenues. Financial Services Segment international operating revenues for the nine months ended September 30, 2005, were $92.2 million, a decrease of $2.9 million or 3.0% over the same period in 2004.

Output Solutions Segment total revenues for the three and nine months ended September 30, 2005, increased $24.3 million or 9.7% and $59.6 million or 7.8%, respectively, over the same periods in 2004.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2005 increased $12.2 million or 11.2% and $28.3 million or 8.3%, respectively, over the same periods in 2004.  The year to date operating revenue increase resulted principally from higher telecommunications, banking, video service, and mutual fund industry revenues, partially offset by lower brokerage industry revenues.  Output Solutions Segment images produced for the three and nine months ended September 30, 2005, increased 31.8% to 2.9 billion and 26.6% to 8.1 billion, respectively, and items mailed increased 6.7% to 428 million and 5.3% to 1,290 million, respectively, compared to the same periods in 2004.

Investments and Other Segment total revenues decreased $0.8 million or 4.7% for the three months ended September 30, 2005 as compared to the same period in 2004, primarily from lower rent revenue due to the sale of an office building in July 2005.  Investments and Other Segment total revenues increased $3.1 million or 6.3% for the nine months ended September 30, 2005 as compared to the same period in 2004.  Investments and Other Segment operating revenues decreased $0.8 million or 4.7% and increased $3.1 million or 6.4%, respectively, for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the months ended September 30, 2005 was $94.7 million, an increase of $15.1 million or 19.0% over the same period in 2004, primarily from the gain on sale of an office building that was leased by EquiServe, offset by an impairment charge on certain real-estate properties, which resulted in a net pretax gain of $20.5 million.  Furthermore, consolidated income from operations during the three months ended September 30, 2005 was positively impacted by increased financial services revenues, operational efficiencies, the inclusion of HSI and improved operating results from the Output Solutions Segment, and was negatively impacted by the sale of the EquiServe and the Innovis Entities businesses.  Consolidated income from operations for the nine months ended September 30, 2005 was $253.6 million, an increase of $12.6 million or 5.2%, over the same period in 2004, primarily from the net pretax gains related to DST’s real estate transactions and from the inclusion of HSI, offset by the sale of the Innovis Entities and EquiServe.

In November 2004, the Company adopted the use of restricted stock for its equity compensation plan.  The Company made five year grants which had the effect of fixing the cost over that period.  For the three and nine month periods ended September 30, 2005, this expense was $14.1 million and $27.2 million, respectively, including approximately $6.9 million in the three months ended September 30, 2005 associated with accelerated vesting in connection with the sale of the Innovis Entities.  No similar equity compensation charges were recorded in the income statement during the three and nine months ended September 30, 2004.

Financial Services Segment income from operations for the three months ended September 30, 2005 increased $8.6 million or 13.8% from the prior year quarter to $70.9 million, primarily from higher lock\line, mutual fund and AWD revenues and operational efficiencies partially offset by the loss of income from the EquiServe business.  Costs and expenses (including OOP costs) decreased $2.2 million compared to the prior year quarter, primarily from the absence of the EquiServe business offset by the inclusion of HSI.  Depreciation and amortization costs decreased $3.9 million or 13.8% compared to the prior year quarter, primarily attributable to the absence of Fairway software amortization and EquiServe depreciation and amortization, partially offset by amortization of intangible assets acquired in the acquisition of HSI.  Financial Services Segment income from operations for the nine months ended September 30, 2005 decreased $2.5 million or 1.4% over the prior year period to $182.6 million.  Costs and expenses (including OOP costs) increased 10.8% in the nine months ended September 30, 2005 from higher lock\line related costs to support the revenue growth, the inclusion of HSI and transaction costs related to the EquiServe sale transaction.  Depreciation and amortization decreased 7.6% in the nine months ended September 30, 2005, primarily attributable to the absence of Fairway software amortization, partially offset by amortization related to intangible assets obtained in the HSI exchange transaction.

Output Solutions Segment income from operations for the three months ended September 30, 2005 increased $3.0 million or 66.7% over the prior year quarter to $7.5 million, primarily from higher revenues.  Costs and expenses (including OOP costs) increased $21.5 million or 9.0% from the third quarter of 2004, reflecting higher personnel and other costs associated with the increase in operating revenues and higher OOP costs associated with higher volumes.  Depreciation and amortization decreased $0.2 million compared to the prior year quarter.  Segment income from operations for the nine months ended September 30, 2005 increased $8.2 million or 46.3% from the prior year period to $25.9 million, primarily from higher revenues.  The nine months ended September 30, 2004 results include $0.6 million of costs associated with facility and other consolidations.

DST sold the Innovis Entities, which essentially comprise the Customer Management Segment, to Amdocs on July 1, 2005.  In conjunction with the closing of this transaction, DST incurred approximately $6.9 million of compensation related costs during the three months ended September 30, 2005 associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities.  For the nine months ended September 30, 2005, income from operations decreased $16.5 million compared to the prior period as a result of $6.9 million of compensation expense due to the accelerated vesting of restricted stock and due to the sale of the business.

Investments and Other Segment income from operations totaled $23.2 million and $34.4 million, respectively, for the three and nine months ended September 30, 2005, an increase of $19.7 million and $23.4 million, respectively, over the same periods in 2004.  Investments and Other Segment income from operations for the nine months ended September 30, 2005 increased primarily from the sale of an office building, offset by an impairment charge on certain real-estate properties not used for DST operations, which resulted in a net pretax gain of $20.5 million.

Interest expense

Interest expense was $14.3 million for the quarter ended September 30, 2005, an increase of $0.2 million from the prior year quarter, principally from higher average interest rates and higher borrowing volumes.

Interest expense was $49.0 million for the nine months ended September 30, 2005, compared to $40.8 million in the prior year period due to higher average interest rates, higher borrowing volumes, the recognition of $1.2 million of unamortized debt issuance costs as a result of the replacement of the Company’s syndicated line of credit facility in the second quarter of 2005 and interest expense associated with the forward stock purchase agreement in 2005.

Other income, net

Other income was $12.1 million for the third quarter 2005, compared to $5.7 million for the third quarter 2004.  Third quarter 2005 results include dividend and interest income of $8.8 million and net gains on security transactions of approximately $2.8 million.  Third quarter 2004 results include dividend and interest income of $4.5 million and net gains on security transactions of approximately $0.5 million.  The increase in dividend and interest income during the third quarter of 2005 is due to a semi-annual dividend on Computershare common stock and from the investment of cash received in conjunction with the sales of EquiServe and the Innovis Entities and the CSC exchange.  The cash proceeds related to these transactions was temporarily held and invested by the Company prior to being used to repurchase the Company’s stock and to pay down debt.

Other income was $101.9 million for the nine months ended September 30, 2005, compared to $20.6 million for the prior year period.  Year to date 2005 results include $20.6 million primarily related to interest and dividend income, $76.3 million from the exchange of CSC shares when HSI was acquired, and other net gains on securities transactions.  Year to date 2004 results include $12.3 million related to interest and dividend income and $6.2 million primarily related to net gains on securities transactions.  The increase in interest and dividend income is mostly attributable to interest income resulting from cash proceeds from the sale of businesses and CSC stock that was temporarily held and invested by the Company prior to being used to repurchase the Company’s stock and to pay down debt.

Gains on sale of businesses

The Company recognized a $153.8 million gain on the sale of the Innovis Entities to Amdocs Ltd.  The Innovis Entities essentially comprised DST’s Customer Management Segment.  The Company received $234.3 million of net cash proceeds from this transaction.  Elements of the net purchase price were deferred related to transitional services that will be provided to Amdocs.

The gains on sale of businesses were $274.2 million for the nine months ended September 30, 2005, due to the sale of the Innovis Entities and the sale of EquiServe to Computershare on June 17, 2005.  Under the terms of the Equiserve acquisition agreement, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the sale of the EquiServe business, as well as other deferrals and reserves.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

BFDS	$4.6	$3.3	$24.2	$11.4
IFDS U.K.	2.6	1.4	7.2	3.7
IFDS Canada	1.4	1.0	4.6	2.2
Other		0.1	0.5	(0.8)
	$8.6	$5.8	$36.5	$16.5

Equity in earnings of unconsolidated affiliates totaled $8.6 million and $36.5 million, respectively, for the three and nine months ended September 30, 2005, as compared to $5.8 million and $16.5 million, respectively, for the three and nine months ended September 30, 2004.  Boston Financial Data Services (“BFDS”) earnings increased $1.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004, primarily from the recognition by the Company of an $11.2 million deferred gain as a result of the EquiServe sale.  International Financial Data Services (U.K.) Limited (“IFDS U.K.”) results increased $1.2 million and $3.5 million, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to higher professional service fees associated with enhancements relating to the implementation of new regulatory requirements.  Accounts serviced by IFDS U.K. were 5.3 million at September 30, 2005, unchanged from year end 2004 levels, and an increase of 600,000 or 12.7% compared to September 30, 2004 levels.  International Financial Data Services (Canada) Limited (“IFDS Canada”) results increased $0.4 million and $2.4 million, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to higher professional service fees.  Accounts serviced by IFDS Canada were 6.3 million at September 30, 2005, an increase of 100,000 or 1.6% from year end 2004 levels, and an increase of 3.3 million from September 30, 2004 levels.

Income taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 39.5% and 39.4% for the three and nine months ended September 30, 2005, respectively, compared to 31.8% and 34.3% for the three and nine months ended September 30, 2004, respectively.  The Company estimates its effective tax rate will be 34.9% for the remainder of 2005.  However, if the lock\line transaction closes in the fourth quarter, this rate could change. The effective tax rates for 2005 are higher principally due to higher effective tax rates relating to the HSI Exchange, the EquiServe sale, the Innovis Entities sale and the sale of an office building.  The full year 2005 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2005, increased 0.8% and 6.9%, respectively, over the same periods in 2004 to $322.9 million and $1,014.3 million, respectively.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2005 were $287.0 million and $879.7 million, respectively, an increase of $5.5 million or 2.0% and $46.6 million or 5.6%, respectively, over the same periods in 2004.  U.S. Financial Services Segment operating revenue increased 0.7% to $254.6 million and 6.7% to $787.5 million, respectively, for the three and nine months ended September 30, 2005.  The increase in U.S. Financial Services Segment operating revenues for the three months ended September 30, 2005, resulted primarily from higher U.S. mutual fund servicing revenues, the inclusion of HSI revenues, higher lock\line servicing revenues and higher software license and maintenance fee revenue, offset by a decrease of $66.7 million in EquiServe revenues as a result of the sale of this business on June 17, 2005.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 10.1% from 92.2 million at December 31, 2004 to 101.5 million at September 30, 2005, primarily from 7.1 million shareholder accounts converted from new clients.  Financial Services Segment operating revenues from international operations for the three months ended September 30, 2005 increased 12.9% to $32.4 million, over the same period in 2004, primarily due to higher software license revenues.  Financial Services Segment operating revenues from international operations for the nine months ended September 30, 2005 decreased 3.0% to $92.2 million, over the same period in 2004.

During the quarter, the Company received no new client commitments.  The Company currently has commitments from one new insurance client with 200,000 401(k) participants.  This new client will be converted in the fourth quarter of 2005.  DST is actively pursuing approximately 15 potential new clients with a combined total of approximately 22 million accounts.

Costs and expenses

Segment costs and expenses for the three months ended September 30, 2005 decreased 1.0% to $227.6 million over the same period in 2004, primarily from the absence of the EquiServe business offset by the inclusion of HSI.  Segment costs and expenses for the nine months ended September 30, 2005 increased 10.8% to $757.9 million over the same period in 2004.  This increase was primarily associated with higher OOP revenues, the inclusion of HSI, higher lock\line costs to support revenue growth, and HSI and EquiServe transaction costs, offset by operational efficiencies.

Segment costs and expenses continue to include costs associated with the development of Managed Asset Platform (“MAP”) and Open Platform for Advisors (“OpenPFA”), the Company’s Wealth Management and Advisor products.  The Company will continue to incur development and conversion costs related to MAP and OpenPFA.

Depreciation and amortization

Segment depreciation and amortization decreased 13.8% or $3.9 million and 7.6% or $6.1 million, respectively, for the three and nine months ended September 30, 2005 over the same periods in 2004, attributable to the absence of Fairway software amortization and EquiServe depreciation and amortization, lower depreciation of computer equipment, partially offset by increased amortization of intangible assets acquired in the acquisition of HSI.

Income from operations

Segment income from operations for the three months ended September 30, 2005 increased 13.8% to $70.9 million over the same periods in 2004, primarily from higher lock\line, mutual fund and AWD revenues and operational efficiencies partially offset by the loss of income from the EquiServe business.  Segment income from operations for the nine months ended September 30, 2005 decreased 1.4% to $182.6 million over the same periods in 2004.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2005 increased 9.7% to $273.9 million and 7.8% to $825.6 million, respectively, compared to the same periods in 2004.  Output Solutions Segment operating revenues for the three months ended September 30, 2005 increased 11.2% to $120.7 million, compared to the same period in 2004.  The operating revenue increase for the three months ended September 30, 2005 resulted principally from higher telecommunications, video service, brokerage and mutual fund industry revenues. Output Solutions Segment operating revenues for the nine months ended September 30, 2005 increased 8.3% to $368.3 million, compared to the same period in 2004.  The operating revenue increase resulted principally from higher telecommunications, banking, video service and mutual fund industry revenues, partially offset by lower brokerage industry revenues.

Costs and expenses

Segment costs and expenses for the three and nine months ended September 30, 2005 increased 9.0% to $260.1 million and 7.2% to $780.1 million, respectively, over the same periods in 2004.  The increase is a result of higher personnel costs and other costs associated with the increase in operating revenues and higher OOP costs associated with higher volumes.

Depreciation and amortization

Segment depreciation and amortization decreased 3.1% to $6.3 million and 5.3% to $19.6 million, respectively, for the three and nine months ended September 30, 2005 compared to the same periods in 2004.  The decrease is due to asset retirements and decreased capital spending.  To meet expected increases in volumes printed and to achieve operational efficiencies, the Output Solutions Segment plans to significantly increase capital spending on printing equipment and inserters during the fourth quarter of 2005.  Depreciation expense for this segment will increase as a result of these capital expenditures and from the use of accelerated depreciation methods by the Company.

Income from operations

Segment income from operations for the three and nine months ended September 30, 2005 increased 66.7% to $7.5 million and 46.3% to $25.9 million, respectively, over the same periods in 2004.  The increase resulted from higher revenues.

CUSTOMER MANAGEMENT SEGMENT (SOLD ON JULY 1, 2005)

Income from operations

DST sold the Innovis Entities to Amdocs on July 1, 2005.  In conjunction with the closing of this transaction, DST incurred approximately $6.9 million of compensation related costs associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities.  For the nine months ended September 30, 2005, income from operations decreased $16.5 million compared to the prior period as a result of $6.9 million of compensation expense due to the accelerated vesting of restricted stock and due to the sale of the Innovis Entities.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $16.3 million and $51.9 million, respectively, for the three and nine months ended September 30, 2005, a decrease of $0.8 million and an increase of $3.1 million, respectively, as compared to the same periods in 2004.  The decrease for the three months ended September 30, 2005 is primarily attributable to lower rent revenue due to the previously mentioned office building sale.

Costs and expenses

Segment costs and expenses decreased $21.5 million and $22.9 million, respectively, for the three and nine months ended September 30, 2005 compared to the prior year periods, primarily from the sale of an office building, offset by an impairment charge on certain real-estate properties not used for DST operations, which resulted in a net pretax gain of $20.5 million, reflected as a reduction of costs and expenses.

Depreciation and amortization

Segment depreciation and amortization increased $1.0 million to $5.2 million and $2.6 million to $13.4 million, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due to higher capital expenditures.

Income from operations

Segment income from operations totaled $23.2 million and $34.4 million, respectively, for the three and nine months ended September 30, 2005 as compared to $3.5 million and $11.0 million, respectively, for the three and nine months ended September 30, 2004.  The increase is primarily attributable to the gain related to the sale of an office building, offset by an impairment charge on certain real-estate properties not used for DST operations, which resulted in a net pretax gain of $20.5 million.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30,	December 31,
	2005	2004

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	62.9	55.9
IRA mutual fund accounts	22.5	21.7
Other retirement accounts	3.7	3.3
TRAC mutual fund accounts	6.5	6.3
Section 529 and Educational IRA’s	5.9	5.0
	101.5	92.2

International
United Kingdom (1)	5.3	5.3
Canada (2)	6.3	6.2

TRAC participants (millions)	3.9	3.9
Security transfer accounts processed (millions)	0.7	18.8
Automated Work Distributor workstations (thousands)	102.0	96.4
lock\line supported consumers (millions)	26.3	25.3

Customer Management Operating Data
Video/broadband/satellite TV subscribers processed (millions)
U.S.		31.0
International		6.4

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Output Solutions Operating Data
Images produced (millions)	2,852	2,179	8,075	6,392
Items mailed (millions)	428	401	1,290	1,225

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  During the nine months ended June 30, 2005, the Company realized significant cash flows from investing activities related to the exchange of common stock in the HSI Exchange transaction, the sale of the EquiServe business, the sale of the Innovis Entities and the sale of fixed assets.  Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2005 and 2004 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $179.8 million for the nine months ended September 30, 2005.  Operating cash flows of $179.8 million in 2005 resulted principally from net income of $373.8 million less net non-cash additions included in net income.  Significant non-cash additions include $376.8 million of gains associated with the sale of investments, sale of the EquiServe and Innovis Entities businesses, the sale of certain fixed assets, and a $129.8 million decrease to deferred income taxes, offset by $110.1 million of depreciation and amortization.  Other significant working capital related adjustments to net income include an increase to income taxes payable of $207 million.  The increase in income taxes payable is due to taxes associated with gains related to the sale of the EquiServe and the Innovis Entities businesses, and the HSI Exchange transaction.  The Company had $180.8 million of cash and cash equivalents at September 30, 2005, an increase of $85.8 million from December 31, 2004.

At September 30, 2005, the Company had income taxes payable of $207.0 million.  Included in that amount is approximately $111 million of accruals related to tax uncertainties arising from the Company’s Internal Revenue Code Section 355 election for treatment of the HSI exchange transaction as a tax free reorganization.  As promulgated by Generally Accepted Accounting Principles, the Company has presented tax uncertainties as a current liability in Income Taxes Payable, however, management estimates the resolution of these uncertainties could take more than one year.  During the three months ending December 31, 2005, the Company anticipates making estimated income tax payments of approximately $85 million.  This payment is higher than income tax payments historically made by the Company during the fourth quarter, and is attributable to taxes arising from the sale of EquiServe and the Innovis Entities.  The Company intends to draw on unused lines of credit or use available cash balances to make these payments.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $86 million and $75.2 million of mutual fund transfer agency investments and deposits at September 30, 2005 and December 31, 2004, respectively.

Investing Activities

Cash flows provided by investing activities totaled $651.1 million for the nine months ended September 30, 2005 compared to cash flows used in investing activities of $173.0 million during the nine months ended September 30, 2004, primarily from cash proceeds associated with business sales and the HSI exchange transaction.  The Company continues to make significant investments in capital equipment, software, systems and facilities.

Capital Expenditures

During the nine months ended September 30, 2005 the Company expended $105.7 million in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders.  Of this total, $10 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.  The Output Solutions

Segment plans to significantly increase capital spending on printing equipment and inserters during the fourth quarter of 2005 to support new and existing business.

Investments

The Company made $29.6 million of investments in available-for-sale securities for the nine month period ending September 30, 2005, and made $8.1 million of advances to unconsolidated affiliates and other investments.  During the nine months ended September 30, 2005, the Company received $224.6 million of cash related to the HSI Exchange where the Company exchanged its investment in CSC common stock for cash and the CSC Health Solutions business.  The Company received $23.1 million from the sale of investments in available-for-sale and other securities.  The Company expended approximately $25.6 million during the first quarter of 2004 for a contingent payment for the purchase of EquiServe.

Proceeds from the Sale of EquiServe

The Company received cash proceeds of $237.1 million and 29.6 million shares of CPU stock for the sale of EquiServe on June 17, 2005.

The market value of the Company’s investment in CPU has fluctuated during the period that the Company has held this investment.  The value of the Company’s investment in CPU on June 17, 2005, the date of acquisition, was $145.8 million.  An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005.  However, an unrealized gain of $3.1 million had occurred as of September 30, 2005. At October 31, 2005, the unrealized loss on this investment was $0.7 million. The Company will continue to monitor the performance of this investment.  An other than temporary decline in value may result in an impairment charge.

Proceeds from the Sale of the Innovis Entities

The Company received net cash proceeds of $234.3 million (after a $3.5 million payment for the purchase agreement’s working capital adjustment) for the sale of the Innovis Entities.

Sale of Properties

In July 2005, the Company sold an office building located in Canton, Massachusetts that was leased to Equiserve and received pretax proceeds of approximately $67.7 million before sales commissions and other expenses.  In addition, the Company received $13.2 million for the sale of furniture and fixtures during the nine months ended September 30, 2005.

Proceeds from the sale of EquiServe, the Innovis Entities and properties were used to repurchase shares of the Company’s stock and to reduce debt.

Financing Activities

Cash flows used in financing activities totaled $746.7 million for the nine month period ended September 30, 2005.

Common Stock Issuances and Repurchases

The Company received proceeds of $65.8 million from the issuance of common stock under the Company’s employee stock purchase plan and from the exercise of employee stock options during the nine month period ending September 30, 2005.  A significant amount of option exercises were completed by Equiserve and Innovis Entities employees subsequent to DST’s sale of their businesses.  In addition, certain options issued in 1995 were exercised prior to expiration during the nine months ended September 30, 2005.

Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan.  On August 2, 2005, DST’s Board of Directors authorized an additional 8.0 million share repurchase to its existing 11.5 million share repurchase plan and extended the repurchase period to July 31, 2008.  Through September 30, 2005, the Company had repurchased 18.8 million shares at an average cost of $50.96 per share under this repurchase plan, including 11.0 million at an average cost of $52.29 during the three months ended September 30, 2005.  For the nine months ended September 30, 2005, the Company had repurchased 13.1 million shares at an average cost of $52.04 per share.  Included in these repurchased shares were 2.1 million shares at a total cost of $107.6 million, including interest, acquired under the Company’s forward stock purchase agreement that was settled in June 2005.  The Company settled purchases of 742,954 shares at an approximate cost of $54.22 per share from October 1, 2005 through October 7, 2005.  These October 2005 share repurchases completed the outstanding share repurchase authorization.  Effective October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan through July 31, 2008.  The new plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.

Shares received in exchange for tax withholding obligations arising from (a) the exercise of options to purchase the Company’s stock and (b) awards for restricted stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock awards was $14.6 million for the nine months ended September 30, 2005.

Debt Activity

The Company has used four primary sources of debt financing:  1) Parent Company syndicated line of credit facility; 2) Parent Company convertible debentures; 3) Subsidiary line of credit facility; and 4) Real estate subsidiary secured promissory notes.  The Company has also utilized bridge loans and forward stock purchase agreements to augment the above sources of debt financing.  Net repayments on the Company’s line of credit facilities totaled $61.7 million for the nine month period ended September 30, 2005.  The Company had $1.4 billion of debt outstanding at September 30, 2005.

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility.  In connection with this transaction, the Company expensed approximately $1.2 million of unamortized deferred financing costs related to the November 2003 credit facility and capitalized $1.7 million of debt financing costs related to the new credit facility.  The new credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2010.  On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility.  This transfer has been treated as a non-cash transaction.  The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility.

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

On September 30, 2005, one of the Company’s subsidiaries entered into a new line of credit agreement to replace an existing line of credit facility that is used for working capital requirements and general corporate purposes.  The agreement provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2007. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates.  Commitment fees of 0.15% per annum on the unused portions are payable quarterly.  Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels.  In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable.

Significant Transactions

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners.  At September 30, 2005, each partner had contributed half of the aggregate equity of $34.5 million.

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

The real estate joint venture partners have committed aggregate additional equity investments of approximately $12.1 million to complete the financing and up to $33.3 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions of $12.1 million to $45.4 million have been secured through $45.4 million of letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $22.7 million of the letters of credit.  At September 30, 2005, there were no outstanding borrowings against the letters of credit.

Purchase of lock\line

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

Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. (“EquiServe”) to Computershare Ltd. (“CPU”) in accordance with the terms of an agreement dated October 20, 2004.  Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of CPU common stock which shares had a value, based on the closing price of CPU stock on the closing date of the transaction, of approximately $145.8 million.  Included in the total cash proceeds of $237.1 million is $21.1 million of cash received during the three months ended September 30, 2005 related to finalizing the closing balance sheet working capital adjustment with CPU.  Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services, E-Proxy services, and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred.  In addition, the Company provided a perpetual sourcecode license for Fairway to CPU and agreed to restrict its use of the software.  Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1, “Accounting for Costs of Software Obtained or Developed for Internal Use”.  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain (the net gain was approximately $70 million after taxes, deferrals and other expenses) from the sale of the EquiServe business.  The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale.  EquiServe recorded operating revenues of $234 million for the year ended December 31, 2004.  At December 31, 2004, assets and liabilities of EquiServe were categorized as assets and liabilities held for sale in the consolidated balance sheet.  The disposition does not qualify to be reported as a discontinued operation due to ongoing cash flows from the aforementioned agreements.  The $145.8 million of CPU common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business.

HSI Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of Computer Sciences Corporation (“CSC”) common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “HSI”).  HSI is an enterprise software developer, software application services provider and business process outsourcer for the U.S. commercial healthcare industry.  The exchange value of the CSC shares at closing was $45.53 per share and HSI held $224.6 million of cash at the time of the exchange.  Under the terms of the exchange agreement, the HSI operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million.  For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the HSI exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the HSI operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in Other Income on the consolidated statement of income.  The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows.  The HSI business received in exchange for 2.2 million shares has been treated as non-cash consideration.  The Company has determined that the HSI financial results should be presented in the Financial Services business segment.  The Company has performed an allocation of purchase price value in excess of the net assets of the HSI business received which resulted in $20 million of proprietary software, $20.6 million of identifiable intangible assets, and $52.6 million of goodwill.  The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.  From April 29, 2005 through September 30, 2005, amortization of identifiable intangible assets (customer relationships, order backlog, etc.) resulted in $3.3 million of amortization expense.  Amortization expense related to these intangible assets and proprietary software is estimated to be $1.5 million for the remainder of 2005 and is estimated to be $5.9 million for each of the years ending December 31, 2006, 2007, 2008 and 2009.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”).  The Company received $234.3 million of net cash proceeds from Amdocs (including a $3.5 million payment to Amdocs related to finalizing the closing balance sheet working capital adjustment) and recognized a pretax gain of $153.8 million which is included in Gains on Sale of Businesses in the consolidated statement of income.  The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business.  The business, which essentially represents the Company’s Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale and $183.0 million for the year ended December 31, 2004.  In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation related costs associated with the vesting of restricted stock previously granted to employees of the Innovis entities.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs.  DST Output will be a preferred vendor of such services for customers of Amdocs in the United States.  Included in the Output Solutions Segment are operating revenues (exclusive of out-of-pocket reimbursements) of approximately $24.6 million and $50.6 million for the period January 1, 2005 through the date of sale and for the year ended December 31, 2004, respectively, representing intersegment revenue for output services to the Innovis Entities.  Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD.  Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs.  Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction should not be accounted for as a discontinued operation.

Agreement to merge lock\line

On October 27, 2005, the Company entered into a definitive agreement to merge its lock\line subsidiary into Asurion Corporation, a privately held company with principal operations in Nashville, Tennessee, in a tax free merger.  lock\line provides administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs.  lock\line has approximately 1,500 employees and recorded operating revenues of $93.0 million and $97.3 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.  Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia.  Asurion has approximately 2,500 employees and recorded revenues of $517.3 million and $417.8 million for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.  Upon the closing of this transaction, the Company’s captive insurance subsidiary, Vermont Western Assurance (“VWA”), who reinsures certain underwriting risk related to lock\line’s wireless handset replacement program, will enter into a retrocession agreement to cede certain premium revenues to Asurion.  For the nine months ended September 30, 2005, VWA’s premium revenue related to this program was approximately $29 million.

As a result of the merger, the Company will own approximately 35% of the combined Asurion / lock\line organization and expects to account for the investment using the equity method.  The Company will receive no cash proceeds in connection with the agreement.  For accounting purposes, the Company will be required to treat the transaction as both a sale of lock\line and a corresponding purchase of interests in Asurion.  Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line will not qualify to be reported as a discontinued operation.  The Company expects to recognize for book purposes a pretax gain on the merger that will range from approximately $60 million to $85 million, such amounts are dependent upon the finalization of a valuation of the assets being exchanged.  Certain of the Company’s equity and incentive compensation plans contain change of control features.  In conjunction with the closing of this transaction, the Company estimates recording compensation related charges ranging from $6 million to $10 million due to the acceleration of vesting and incentive compensation accruals associated with these change of control features.  The Company estimates that this merger transaction may be slightly dilutive to earnings per share, on a prospective basis, principally as a result of the amortization of identified intangibles associated with purchase accounting for its interests in Asurion.

The agreement is subject to regulatory approval under the Hart-Scott-Rodino Act, certain state regulatory agencies, in addition to receipt of final opinions from the Company’s tax advisors as to the tax free status of the reorganization.

Restricted Stock Grant

Prior to December 31, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan.  For nine senior executive officers, the restricted shares are subject to the earnings per share goal that must be met as an additional condition to the lapse of restrictions on January 31, 2010.  Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009.  The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation.  During 2005, additional restricted stock awards have been granted, including an award of 0.2 million shares to certain HSI employees in June 2005.  The restrictions lapse on November 10, 2009.

At September 30, 2005 and December 31, 2004, the Company had unearned compensation of $111.0 million and $132.6 million, respectively.  The impact of amortized compensation expense for the three and nine months ended September 30, 2005 was $14.1 million and $27.2 million, respectively, including approximately $6.9 million in the three months ended September 30, 2005 associated with accelerated vesting in connection with the sale of the Innovis Entities. The Company estimates that the impact of amortized compensation expense attributable to the grants for each subsequent year covered by the grants, based upon the average of the high and low trading prices for the Company’s shares will be approximately $34 million for 2005, $27 million each for the years 2006 through 2008 and $24 million in 2009.  These estimates assume that all shares will be vested and all performance criteria will be met.

Overall Liquidity

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

At September 30, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities.  The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties.  Two of the real estate joint ventures, which the Company entered into during 2001 and 2003, have entered into financing arrangements with the Company’s wholly owned captive insurance company.  In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($37.5 million at September 30, 2005) from the Company’s captive insurance company.  The Company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate it to absorb decreases in value or entitle it to participate in increases in the value of the real estate.  The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities, however the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.  The Company entered into two real estate joint ventures during 2004.  The Company has determined that these ventures are not variable interest entities.

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

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $169.3 million and $263.1 million for the three and nine months ended September 30, 2005, respectively, compared to comprehensive loss of $3.3 million and income of $94.9 million for the three and nine months ended September 30, 2004.  Comprehensive income consists of net income of $154.3 million and $373.8 million for the three and nine months ended September 30, 2005, respectively, compared to $52.5 million and $155.9 million for the three and nine months ended September 30, 2004.  Other comprehensive income of $15.0 million and loss of $110.7 million for the three and nine months ended September 30, 2005, respectively, compared to other comprehensive loss of $55.8 and $61.0 million for the three and nine months ended September 30, 2004.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal differences between net income and comprehensive income are the net change in unrealized gains and losses on available-for-sale securities, the proportional share of the unconsolidated affiliate interest rate swap, the reclassification adjustments for net gains and losses included in net income, foreign currency translation adjustments, and deferred income taxes.

Other than temporary impairments.  At September 30, 2005, the Company’s available-for-sale securities had unrealized holding losses of $2.9 million.  If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at September 30, 2005 are other than temporary.

The Company recognized investment impairments of $3.1 million for the nine months ended September 30, 2005 compared to $0.3 million and $1.6 million for the three and nine months ended September 30, 2004, respectively, which the Company believed were other than temporary.  No such impairments were recorded during the three months ended September 30, 2005.  The impairments related to investments held by the Investment and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) (revised 2004).  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25.  As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to the financial statements disclosed what net income would have been had the fair value method been applied.  The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard.  The Company is currently evaluating the impact of this new accounting standard.

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  DST is currently evaluating the impact of this proposed accounting standard.  DST currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the $840 million of convertible debentures issued in August 2003 in calculating diluted earnings per share.  The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128.  Comments to the FASB on this exposure draft are due by November 30, 2005, and the final statement is expected to be issued in the first quarter of 2006.  The statement would be effective for interim and annual periods ending after June 15, 2006.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, this would require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  Under the revised SFAS 128 “if converted” method included in the exposure draft, in calculating diluted earnings per share the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this method, diluted earnings per share would have been $1.67 and $0.57 for the three months ended September 30, 2005 and 2004, respectively, and $4.02 and $1.68 for the nine months ended September 30, 2005 and 2004, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e. treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principles would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but does not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

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

Miscellaneous

In addition to the factors noted above, there may be other factors that cause any forward-looking comment to become inaccurate. One such factor is litigation and claims involving the Company, including but not limited to routine litigation and claims involving transaction processing in which the plaintiffs or claimants allege damages from delays or calculation or other errors.  Plaintiffs or claimants may base such damages on various factors which, for allegedly flawed transfer agency operations, could include unfavorable changes in the market value of securities processed. Litigation can include class action claims based, among other theories, upon various regulatory rules and consumer protection statutes with respect to which class action plaintiffs may attempt to assert private rights of action. Other factors include, but are not limited to, accounting or other fraud that may occur with respect to the financial statements or business of a financial service provider or other client of the Company, changes in management strategies, changes in lines of business or markets, failure of anticipated opportunities to materialize, changes in the cost of necessary supplies, changes in accounting principles, and changes in the economic, political or regulatory environments in the United States and/or the other countries where the Company now competes or may compete in the future.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2005 was approximately $989.4 million.  The impact of a 10% change in fair value of these investments would be approximately $60.4 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent to.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2005, the Company and its joint ventures had approximately $1.1 billion of cash balances maintained in such accounts, of which $999.7 million are maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would be approximately $1.3 million of net income.

At September 30, 2005, the Company had approximately $1.4 billion of debt, of which $524.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  At September 30, 2005, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $5.8 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar and Australian dollar.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2005, the Company’s international subsidiaries had approximately $226 million in total assets and for the three and nine months ended September 30, 2005, these international subsidiaries produced approximately $0.9 million and $4.5 million in net income, respectively.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $22.6 million and would increase or decrease net income by approximately $0.5 million.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended September 30, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	3,457,947	(1)	$50.08	3,360,400	388,000	(2)
Aug 1 – Aug 31	4,681,333	(1)	$52.67	4,652,700	3,735,300	(2)
Sep 1 – Sep 30	3,016,685	(1)	$53.81	2,992,300	743,000	(2)

(1)          For the three months ended September 30, 2005, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 150,519 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 97,501 shares were purchased in July, 28,633 shares were purchased in August and 24,385 shares were purchased in September.

(2)          Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan allowing, but not requiring, the repurchase of Company common stock in open market and private transactions through February 28, 2007.  On August 2, 2005, DST’s Board of Directors authorized an additional 8.0 million share repurchase to its existing 11.5 million share repurchase plan and extended the repurchase period to July 31, 2008.  On September 30, 2005, the Company had approximately 0.8 million remaining shares to be purchased under this plan which were acquired in early October 2005.  On October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan through July 31, 2008.  The new plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 9, 2005.

DST Systems, Inc.

/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)