Form 10-K
period 2005-12-31
DST SYSTEMS INC
filed 2006-03-07
CIK 714603

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of
June 30, 2005: Common Stock, $0.01 par value—$3,720,643,477

Number of shares outstanding of the Registrant’s common stock as of January 31, 2006:
Common Stock, $0.01 par value—71,585,808

Documents incorporated by reference:

Proxy Statement for the annual meeting of stockholders on May 9, 2006 (Part III)

DST Systems, Inc.
2005 Form 10-K Annual Report
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this annual report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A., “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this annual report to reflect future events or developments.

PART I

Item 1.                        Business

This discussion of the business of DST Systems, Inc. (“DST” or the “Company”) should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings “Introduction” and “Seasonality” in the MD&A and the segment and geographic information included in Item 8, Note 15 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company’s Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company’s corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance Committee/Nominating Committee and the Compensation Committee of the DST Board of Directors are available on the Company’s Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary’s Office at (816) 435-4636. An individual may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RECENT DEVELOPMENTS IN THE COMPANY’S BUSINESS

The recent business developments of the Company and the Company’s subsidiaries follow.

Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge its DST lock\line, Inc. subsidiary (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax free reorganization, but DST will recognize a book gain on the merger during the first quarter 2006. The Company expects to recognize for book purposes a pretax gain on the merger that will range from approximately $60 million to $70 million; such amounts are dependent upon the finalization of a valuation of the assets being exchanged.

As a result of the merger, DST owns approximately 35% of Asurion and will record its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates beginning in 2006. The Company received no cash proceeds in connection with the merger. For accounting purposes, the Company will be required to treat the transaction as both a sale of lock\line and a corresponding purchase of interests in Asurion, which will result in DST recording certain identifiable intangibles requiring amortization. The amortization of the DST identified intangibles will further reduce the equity in earnings attributed to the Asurion investment. Asurion will account for lock\line as a purchase and will perform an allocation of purchase price value in excess of the net assets of lock\line. This will result in intangible assets being identified that Asurion will amortize in the future. The amortization of the collective identified intangibles from DST and Asurion will likely result in the transaction being dilutive to earnings per share. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify to be reported as a discontinued operation.

lock\line provides administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs. lock\line related operating revenues for the year ended December 31, 2005 were $164.8 million. lock\line had approximately 1,500 employees at December 31, 2005. Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 3,300 employees at December 31, 2005. Asurion reported revenues of approximately $715 million during the year ended December 31, 2005.

Stock Repurchase Programs

During 2005, the Company purchased 14.5 million shares of common stock at an approximate cost of $777 million under approved share repurchase programs. As of December 31, 2005, the Company had approximately 5.3 million shares remaining to be purchased under the 6.0 million share repurchase authorization that was approved by DST’s Board of Directors on October 25, 2005. The share repurchase authorization allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. During January and February 2006, the Company settled purchases of 2.5 million shares at an approximate cost of $144 million.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”). The Company received $234.3 million of net cash proceeds from Amdocs and recognized a pretax gain of $153.8 million. The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represents the Company’s entire

Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs. DST Output will be a preferred vendor of such services for customers of Amdocs in the United States. Under a separate agreement with Amdocs, DST will also continue to provide support of its Automated Work Distributor (“AWD”) software for customers of the Innovis Entities who currently utilize AWD. Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction does not qualify to be reported as a discontinued operation.

Debt Refinancing

On June 28, 2005, the Company entered into a new syndicated line of credit facility (the “New Credit Agreement”) to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650 million and was comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The New Credit Agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The maturity date for the New Credit Agreement is July 1, 2010.

Sale of EquiServe, Inc.

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. (“EquiServe”) to Computershare Ltd. (“Computershare”) in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. The Company recorded a $120.4 million pretax gain from the sale of the EquiServe business. At the time of the sale, EquiServe employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. Due to the ongoing cash flows that will be recorded by the Company related to Equiserve for Output Solutions, data center and AWD services, the Company has determined that the transaction does not qualify to be reported as a discontinued operation.

DST Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of Computer Sciences Corporation (“CSC”) common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “Health Solutions”). Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The exchange value of the CSC shares at closing was $45.53 per share. Under the terms of the exchange agreement, the Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005. The Company has determined that the Health Solutions financial results should be presented in the Financial Services business segment.

NARRATIVE DESCRIPTION OF BUSINESS

The Company’s business units offer sophisticated information processing and software services and products. At December 31, 2005, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Innovis Entities were sold on July 1, 2005 to Amdocs. Detailed segment financial information, including revenues from external customers and a measure of profit or loss for each of the last three fiscal years, appears in Note 15 to the consolidated financial statements which are included in Item 8 of this annual report on Form 10-K.

A summary of each of the Company’s segments follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, health payers, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, healthcare providers and mortgage servicing organizations; record-keeping systems to support “managed account” investment products; healthcare processing systems and services offered to health payers, third party administrators and medical practice groups; and recordkeeping systems to support consumer risk transfer programs.

As described in “Recent Developments in the Company’s Business,” there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005. Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with CSC, former parent of the Health Solutions business, whereby DST exchanged its investment in CSC common stock for the Health Solutions business. Using its proprietary software, Health Solutions supports health payers, third party administrators and medical practice groups with business process outsourcing services, application service provider solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. On June 17, 2005, the Company sold its wholly-owned subsidiary, EquiServe to Computershare. The EquiServe business unit provided securities transfer processing services to corporations. On January 1, 2006, the Company merged its wholly-owned subsidiary, lock\line, into a wholly-owned subsidiary of Asurion for an approximate 35% equity interest in Asurion. lock\line offered management and transaction processing services for customized consumer equipment maintenance and debt protection programs. Asurion provides services related to warranty management, device protection, roadside assistance and enterprise mobility solutions.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Output Solutions Segment also provides electronic bill payment and presentment solutions and computer output archival solutions.

The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to end customers and through relationships in which the Segment’s services are integrated with providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment and prior to the July 1, 2005 sale to Amdocs, the Customer Management Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Customer Management Segment (Sold on July 1, 2005)

The Company sold the Customer Management Segment, consisting essentially of the Innovis Entities, on July 1, 2005. Prior to the sale, the Company’s Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, DBS, wire-line and IP telephony, Internet and utility markets. The Customer Management Segment served more than 37 million cable and satellite TV subscribers worldwide. The Customer Management Segment’s revenues were primarily based on the number of subscribers, the end-users of the services offered by the Customer Management Segment’s clients, the number of bills mailed and/or the number of images produced. Agreements with clients were typically multi-year contracts subject to periodic renewals and inflation-based fee adjustments. Certain of the Customer Management Segment’s customers license the customer management software under term license agreements. The Customer Management segment had operating revenues of $96.6 million, $188.3 million and $180.2 million during the period January 1, 2005 through June 30, 2005, and during the years ended December 31, 2004 and 2003, respectively. The Customer Management segment had total revenues (operating revenues plus out-of-pocket reimbursements (“OOP”)) of $123.0 million, $241.8 million and $241.7 million during the period January 1, 2005 through June 30, 2005, and during the years ended December 31, 2004 and 2003, respectively.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at December 31, 2005, including approximately 12.8 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $709.2 million, $147.3 million and $52.4 million, respectively, based on closing exchange values at December 31, 2005. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

Source of Revenue

The Company’s sources of revenue are presented below. The sources listed may be served by more than one of the Company’s business segments.

	Year Ended December 31,
	2005		2004		2003
	(dollars in millions)
U. S. operating revenues(6)
Mutual fund / investment management	$697.7	40.0%	$675.5	39.1%	$667.7	38.8%
Other financial services(2)	252.7	14.5%	358.4	20.6%	360.1	20.9%
Healthcare related services(4)	81.0	4.6%	8.6	0.5%	17.3	1.0%
Video/broadband/satellite TV(3)	127.1	7.3%	202.0	11.7%	174.5	10.1%
Telecommunications and utilities	290.1	16.6%	216.9	12.5%	210.8	12.2%
Other	91.7	5.3%	64.7	3.7%	105.9	6.1%
Total U.S. operating revenues(5)	1,540.3	88.3%	1,526.1	88.1%	1,536.3	89.1%
International operating revenues(6)
Investment management and other financial services(2)(4)	181.5	10.4%	174.1	10.1%	154.2	8.9%
Video/broadband/satellite TV(3)	4.9	0.3%	12.0	0.7%	17.3	1.0%
Telecommunications and utilities	8.3	0.5%	5.5	0.3%	6.5	0.4%
Other	9.6	0.5%	14.3	0.8%	10.6	0.6%
Total international operating revenues	204.3	11.7%	205.9	11.9%	188.6	10.9%
Total operating revenues	1,744.6	100.0%	1,732.0	100.0%	1,724.9	100.0%
Out-of-pocket reimbursements(1)(5)	770.5		696.6		691.4
Total revenues	$2,515.1		$2,428.6		$2,416.3

(1)          Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(2)          Includes $99.9 million, $233.8 million and $229.3 million of operating revenues from Equiserve, Inc. for the period January 1, 2005 through June 17, 2005 and the years ended December 31, 2004 and 2003, respectively, which was sold on June 17, 2005.

(3)          Includes $93.9 million, $183.0 million and $174.2 million of operating revenues from the Innovis Entities for the period January 1, 2005 through July 1, 2005 and the years ended December 31, 2004 and 2003, respectively, which was sold on July 1, 2005.

(4)          Includes $63.6 million of operating revenues from Health Solutions for the period April 29, 2005 through December 31, 2005, which was acquired on April 29, 2005.

(5)          Includes $61.4 million of operating revenues and $19.6 million of out-of-pocket reimbursements revenue during 2003 from DST Output Marketing Services, Inc. which was transferred to Janus on December 1, 2003 as part of the Janus Exchange transaction.

(6)          Certain amounts in 2004 and 2003 have been reclassified to conform to the 2005 presentation.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: mutual fund shareowner processing, business process management, healthcare transaction processing solutions and services, investment management software and services and consumer risk transfer programs.

The Financial Services Segment included EquiServe, a wholly-owned subsidiary of the Company, until June 17, 2005, at which time EquiServe was sold to Computershare. Prior to the sale, EquiServe was one of the nation’s largest corporate shareholder service providers, maintaining and servicing the records of 18 million registered shareholder accounts for more than 1,200 publicly traded companies and closed-end funds. The transaction is described in further detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2005	2004	2003
Revenues (in millions)
Operating Revenues
U.S(4)(7).	$1,037.6	$1,003.1	$937.5
International	146.1	138.7	123.0
Total Operating Revenues	1,183.7	1,141.8	1,060.5
Out-of-pocket reimbursements(1)	167.4	153.6	126.8
Total Revenues	$1,351.1	$1,295.4	$1,187.3
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	63.2	55.9	54.0
IRA mutual fund accounts	22.6	21.7	20.8
Other retirement accounts	3.8	3.3	2.9
TRAC mutual fund accounts	6.4	6.3	6.1
Section 529 and Educational IRA’s	6.2	5.0	4.1
	102.2	92.2	87.9
International
United Kingdom(2)	5.2	5.3	4.6
Canada(3)	6.8	6.2	2.7
TRAC participants (millions)	4.3	3.9	3.5
Security transfer accounts (millions)(4)	0.7	18.8	22.9
Automated Work Distributor workstations (thousands)	107.2	96.4	87.0
lock\line supported consumers (millions)(6)	27.2	25.3	19.4
Pharmacy claims processed by Argus (millions)(5)	232.2	205.0	209.3
DST Health Solutions covered lives (millions)(7)	16.3

(1)          Principally rebillable postage and telecommunication expenditures and print mail services, which are reimbursed by customers.

(2)          Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(3)          Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

(4)          On June 17, 2005, the Company sold Equiserve, Inc. to Computershare. Equiserve performed the majority of the Company’s security transfer processing services. Includes $99.9 million, $233.8 million and $229.3 million of operating revenues from Equiserve, Inc. for the period January 1, 2005 through June 17, 2005 and the years ended December 31, 2004 and 2003, respectively.

(5)          Processed by Argus Health Systems, Inc., an unconsolidated affiliate of the Company.

(6)          Merged with Asurion on January 1, 2006.

(7)          Health Solutions became a DST subsidiary on April 29, 2005. Includes $63.6 million of operating revenues from Health Solutions for the period April 29, 2005 through December 31, 2005.

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

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes equity, fixed income, money market, load, no-load and multi-class funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2005, the Company provided shareowner accounting processing services for approximately 102.2 million U.S. mutual fund shareowner accounts.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answer telephone inquiries from shareowners, brokers and others, and handle the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances maintained in Company transfer agency bank accounts into high credit-quality money market funds. “Remote” or “ASP” (Application Service Provider) service processing is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company’s data processing facilities using the Company’s telecommunications network.

“Shared” service processing allows client personnel to handle telephone inquiries while the Company’s or an affiliate’s personnel retain transaction processing functions. This service is facilitated by the implementation of AWD, which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel processing the transaction and/or handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company’s proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account and number of funds for system processing services and on a per account, number of funds and transaction basis for clerical services. The Company’s policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in Company transfer agency bank accounts.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts (“IRAs”) and Educational Savings Plans, which include both Section 529 and Coverdell plans.

The Company’s TRAC component of TA2000 provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and the underlying mutual fund shareowner accounting. The Company offers TRAC on a full-service and remote or ASP basis. The Company believes that the retirement plan market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) mutual funds, because of their features, are popular selections for investment by such plans, and (iii) retirement plan participants normally elect to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2005, TA2000 serviced 22.6 million IRAs invested in mutual funds and 3.8 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). TA2000 also supported the processing of 6.2 million educational savings accounts, of which 5.4 million are Section 529 plan accounts. In addition, TRAC provided recordkeeping for 4.3 million retirement plan participants with 6.4 million related TA2000 mutual fund accounts at December 31, 2005.

TA2000 Subaccounting

TA2000 Subaccounting services are offered on a remote or ASP basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the firm’s registered representatives. The subaccounting platform, which is a feature of TA2000, is designed to meet the complex reconciliation and system interfaces required by broker/dealers who require this capability. Revenues are based generally on a per account and number of funds basis.

Products Supporting Mutual Fund Distribution and Marketing

The Company offers products to meet the expanding service requirements, distribution channels and increasing regulatory requirements affecting the mutual fund market.

The Company is the largest processor of the mutual fund industry’s volume on Fund/Serv and Networking, two systems developed for mutual fund distribution by the National Securities Clearing Corporation, a subsidiary of The Depository Trust & Clearing Corporation. The Company has also developed the Financial Access Network (“FAN”), the technological infrastructure that facilitates mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client’s Web site to TA2000, (ii) FAN Web Direct, which offers clients a secure, seamless and efficient processing capability for electronic transactions from a client’s own Web application directly into TA2000, (iii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken and Microsoft Money for Windows Online Investment Center, (iv) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (v) Vision, which enables broker/dealers and financial advisors to view their customers’ mutual fund and variable annuity positions, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions, positions, or account inquiries processed.

Boston Financial Data Services, Inc. (“BFDS”)

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company’s services and products. BFDS combines use of the Company’s proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to approximately 131 U.S. mutual fund companies. BFDS also offers class action administration services, teleservicing (for its current mutual fund clients and typically billed as a separate fee) and full-service support for defined contribution plans using the Company’s TRAC system. BFDS is the Financial Services Segment’s largest customer, accounting for approximately 9.3% of the Segment’s operating revenues in 2005.

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

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. (“IFDS U.K.”)

IFDS U.K. offers full and remote service processing for Open Ended Investment Companies (“OEIC”) and unit trusts and related products serving 5.2 million unitholder and OEIC accounts at December 31, 2005. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis. IFDS U.K.’s policy is not to license FAST.

International Financial Data Services, Canada (“IFDS Canada”)

IFDS Canada has developed iFast, a proprietary mutual fund recordkeeping system. IFDS Canada provides full-service processing to the Canadian mutual fund industry using iFAST and full-service and remote-service processing for U.S. offshore mutual funds using TA2000. Revenues are derived from providing remote and full service mutual fund shareowner processing services based upon the number of shareowner accounts and transactions and time and material fees for client-specific enhancements and support to the remote processing are based upon the number of billable hours.

International Financial Data Services, Luxembourg (“IFDS Luxembourg”)

IFDS Luxembourg provides mutual fund systems and services to the Luxembourg and continental European market. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Investment Management Products

DST International Group Services Limited (“DST International” or “DSTi”), a U.K. company, provides proprietary software and services in the following areas:

•       Investment Management Solutions

•       Business Process Management (BPM)

•       Billing Solutions

DSTi services over 600 clients in 55 countries from offices in the U.K., France, the U.S., Canada, Australia, New Zealand, Hong Kong, Singapore, Thailand, China, Indonesia and South Africa.

Investment Management Solutions

DSTi provides specific solutions to address the needs of the front/middle/back office requirements of the investment management industry.

DSTi’s Front Office Solutions include opinion management, CRM, decision support, modeling, order management, compliance and a real-time position keeping engine.

DSTi’s Investment Accounting Solutions, primarily HiPortfolio, is a system used for in-house investment accounting and for the world’s largest third party administrators. DSTi’s Investment Accounting Solutions provide settlement, custody, accounting and NAV pricing and are multi-market, multi-asset class, multi-currency and multi-lingual.

DSTi’s Investment Data Solutions give a real-time view of the complete investment process across the entire spectrum of investment management operations—from front office analytics to trading, confirmation and settlement using a meta-data enabled model with over 1,000 tables.

DSTi’s Risk and Performance Solutions are integrated but can be supplied separately. The Risk Management Solution controls market and credit risk and gives the choice of using historic, Monte Carlo or deterministic simulation. The Performance Solution covers performance measurement and attribution and is Global Investment Performance Standards (or GIPS) compliant. Fixed Income Attribution is also available.

DSTi’s Wealth Management Solutions combine elements of DSTi’s Front Office and Performance Solutions coupled with personalized client reporting and extensive use of DST workflow product (AWD). The resultant solution has been tuned for retail scale and manages high net worth individuals’ investments worldwide.

DSTi’s Wrap Solutions are already operational in the U.S. and U.K. and can be tailored to specific companies’ requirements from a long list of options that can be integrated, including a web-based user interface.

DSTi derives revenues from the above solutions and related services via fees connected to licenses, consulting and implementation, development services, annual maintenance, support fees and ASP fees.

Business Process Management

DSTi distributes the Company’s AWD product in non-North American countries and offers all the associated services to its clients including consultancy, implementation, development, support and maintenance.

Billing Solutions

DSTi Billing provides a comprehensive range of software solutions for utility companies (water, gas and electricity) as well as any organization that has a complex client pricing and discount model for its own end clients. The service can be combined with the Output Solutions and BPM that DSTi already provides in the marketplace.

Business Process Management through AWD

AWD is an enterprise-scale BPM software system that enables companies to improve operating efficiency and customer satisfaction. By enforcing standard business processes independent of the origin of a request, AWD allows seamless delivery of consistent service across all channels, resulting in improved customer satisfaction. AWD captures all customer interactions including mail, telephone calls, Internet, e-mail and faxes at the point of contact, prioritizes and assigns the work to the appropriate resource and tracks the event through completion. AWD also enables customers with multiple service centers to seamlessly move work between locations, removing geography as a barrier to productivity gains.

AWD’s automation components allow customers to remove associates from tasks in which human interaction is not required, enabling increased productivity. In addition, AWD’s application integration components allow customers to seamlessly link business processes that cross multiple application systems. The AWD product suite also includes imaging and content management, an event-based reporting and activity monitoring subsystem, a call center desktop, proactive call scripting, intelligent character recognition and full support for e-mail and Web-based customer service.

Initially introduced to enhance the Company’s mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD’s services oriented architecture (SOA) operates on Sun Solaris, Microsoft Windows, HP/UX, and IBM platforms utilizing Windows and browser-based desktops. AWD’s industry-specific best practice templates allow customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company’s integration toolkit, catalog of adapters and support for J2EE application servers allow AWD to easily interface with customers’ existing application systems and operating environments. AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, healthcare providers and payers, mortgage origination and servicing, property and casualty insurance, banking, brokerage, video/broadband, and telephony. AWD customers are located in over 19 countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, Hong Kong, mainland China, Taiwan and Japan.

The Company’s value proposition combines the business process management solution with hosting services and business process outsourcing. Customers can access AWD at the AWD Data Center using the Company’s telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to the Company’s customers.

The Company derives AWD revenues from multi-year service and usage agreements based on the number of users accessing the software and fixed fee license agreements that may include provisions for additional license payments in the event that usage increases. The Company also derives AWD revenues from fees for implementation services, custom programming, annual software maintenance and AWD Data Center operations.

Healthcare Transaction Processing Solutions

DST Health Solutions, Inc. became a subsidiary of DST on April 29, 2005 through an exchange transaction with CSC, former parent of the Health Solutions business, whereby DST exchanged its investment in CSC common stock for the Health Solutions business.

Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry and has been serving the healthcare industry since the 1960’s. Health Solutions has 270 clients and its proprietary systems are used to provide claims administration services for approximately 24 million covered lives. Using its proprietary software, Health Solutions supports health payers, third party administrators (“TPAs”) and medical practice groups with business process outsourcing (“BPO”) services, application service provider (“ASP”) solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. At December 31, 2005, Health Solutions provides BPO, ASP and maintenance/support services to clients whose systems process healthcare transactions for approximately 16.3 million covered lives.

Health Solutions derives revenues by using its proprietary software systems to provide services on a BPO, ASP, and turnkey (license) basis. Fees are generally charged based on a per member, per month (“PMPM”) basis for BPO services. Health Solutions also derives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DST proprietary software hosted in DST data centers. Health Solutions realizes revenue from fixed fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. Health Solutions also derives professional service revenues from fees for implementation services, custom programming and data center operations.

Within the past year, Health Solutions has increased its staff dedicated to research and development by more than one hundred percent. In the healthcare payer market, Health Solutions competes effectively through increasing its investment in platform-independent, service-oriented component applications that enable clients to accelerate customer acquisition, deliver new, profitable products to market rapidly and cost-effectively, facilitate administration of consumer-directed healthcare, improve enterprise workflow and enhance health payer revenue cycles. These new components can be deployed as part of a core replacement project including the PowerSolutions core engines, or as stand-alone applications that extend clients’ existing core systems.

In the physician practice market, Health Solutions competes effectively by leveraging the automation workflow-based efficiencies resulting from recent integration of its MDr PracticeManager and the Company’s AWD applications. Integration of MDr PracticeManager and AWD has been completed and is in full production use within Health Solution’s physician practice BPO operation. Current research focus is on optimizing this integrated offering for use by physician practice ASP clients.

Healthcare Payer Solutions

Health Solutions supports healthcare payer clients with diverse lines of business including: indemnity, HMO, PPO, POS, consumer-directed health and government-sponsored initiatives (Medicaid, Medicare Advantage and Part D).

Health Plan Outsourcing Solutions

Health Solutions provides BPO services that include optical character recognition scanning, imaging, data capture, claims processing, plan administration, utilization management, case management and customer service, delivered as discrete, a la carte services or as a comprehensive administrative solution.

Core Transaction Systems

Health Solutions offers the PowerSolutions family of functional and scalable core health plan administration and claims processing engines, with the flexibility to support a payer’s entire business portfolio on a single technology platform. The PowerSolutions core applications include PowerSTEPP, PowerMHS and PowerMHC.

Enterprise Extension Applications

The PowerSolutions Suite includes optional, fully-integrated applications for e-business, claims workflow automation, issue management, utilization management and case management. Applications include ePower, PowerQueue, CareSTEPP and CaseSTEPP.

Business Analysis Applications

Health Solutions offers business analysis, reporting and quality management applications that include InfoSTEPP, CompareCare and the Johns Hopkins’ ACG System.

Physicians’ Practice Services

Health Solutions provides comprehensive, workflow-driven back-office administration services and ASP-based technology solutions that support the administration of medical practice business operations, with a primary focus on accounts receivables management, coding and billing of the professional component of the physicians’ fees. Applications include: MDr Practice Manager, MDr Decision Manager, MDr Web Report, and AWD supporting physician practice BPO operations.

Argus Health Systems, Inc. (“Argus”)

Argus is a 50% owned joint venture of the Company and a privately held life insurance holding company.

Argus provides claims processing, information services and administrative support to help manage pharmacy benefit programs, including Medicare Part D. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, rebate contracting and rebate processing.

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

The Company provides data processing, telecommunications and output solutions services to Argus. Argus operates IPNS at the Company’s Winchester and AWD Data Centers. Argus’ primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, and pharmaceutical rebate contracting and processing, as well as from clinical programs and management reporting for the benefit of their customers.

Consumer Risk Transfer Programs

lock\line provides customized services for wireless equipment replacement programs in the U.S., servicing approximately 19.9 million wireless consumers. At December 31, 2005, lock\line also offered systems and services to support customized equipment maintenance and debt protection programs within the telecommunications and financial services industries. lock\line serviced approximately 27.2 million customers at December 31, 2005 in markets in the U.S. and its territories. lock\line had approximately 1,500 employees at December 31, 2005.

On January 1, 2006, the Company completed the transaction to merge its lock\line subsidiary with a wholly-owned subsidiary of Asurion. As a result of the merger, DST owns approximately 35% of Asurion and will record its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates beginning in 2006. Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 3,300 employees at December 31, 2005. The transaction is described in further detail in “Recent Developments in the Company’s Business.”

lock\line provides administrative services to telecommunication service providers that offer wireless equipment replacement and equipment maintenance programs to their customers. Administrative services under these programs include providing enrollment, replacement authorization and financial reporting utilizing lock\line’s proprietary Wireless Inventory Tracking System. lock\line also provides administrative services to financial institutions that offer debt protection programs to their customers. Administrative services under these programs include providing enrollment, collateral fulfillment, debt cancellation/suspension authorization, emergency cash and financial reporting utilizing lock\line’s proprietary Debt Cancellation Tracking System.

Revenues from Consumer Risk Transfer Programs are based generally on the number of enrolled customers for the wireless equipment insurance programs and equipment maintenance plans and on the customer’s outstanding balances for the debt protection programs. The Company receives gross premiums from which it collects its administration fees and passes along the insurance premium portion to an insurance carrier or to captive insurance companies, including the Company’s wholly-owned captive insurance company. The Company records revenue based on the administrative fee it retains.

Insurance Programs

Vermont Western Assurance, Inc. (“Vermont Western”), a single parent captive insurance company domiciled in the State of Vermont, is engaged in a variety of insurance programs.

Vermont Western provides insurance to the Company and its affiliates under deductible reimbursement insurance programs for workers’ compensation, group health and property coverages.

Vermont Western also writes reinsurance coverages for insurance programs that are provided in association with the corporate securities processing services of Computershare Ltd. and with the Company’s consumer risk transfer programs.

In connection with the June 17, 2005 sale of Equiserve to Computershare, Vermont Western entered into an agreement to continue providing lost instrument surety bond coverage for a 12 year period to Equiserve (now operating under the Computershare name) and to other U.S. domiciled Computershare corporate securities processing operations. As a part of Computershare’s corporate securities processing services, Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Typically, that surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company.

As part of its consumer risk transfer programs, lock\line works with telecommunications service providers to structure the equipment insurance or extended warranty programs that are sold to the customers of the service providers. Typically, that coverage is provided by a commercial insurance company under an arrangement involving lock\line and the service providers. For some of those programs, Vermont Western assumes a portion, or all, of the claim exposure through reinsurance agreements. Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to

Mill River Re., Ltd., an Asurion owned captive insurance company, and Vermont Western will no longer participate in such programs. This novation agreement was effective January 1, 2006.

Vermont Western revenues for the lost instrument surety bond coverage, and for the telecommunications equipment coverage, come in the form of reinsurance premiums paid to it by the commercial surety and commercial insurance companies that are the primary providers of the coverages. In the case of the lost instrument surety bond coverage, the initial premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. In the case of the telecommunications equipment coverage, the initial premium was paid by the customers of the service providers who bought the insurance on the equipment they purchased. Premiums are consistent and competitive with industry pricing practices.

Wealth Management and Advisor Products

Open Platform for Advisors (“OpenPFA”) is a global “open platform” and service utility for wealth management. Financial and investment advisors/firms (“Advisors”) can use OpenPFA to service their customers’ investment needs including risk profiling, proposal generation, new account setup, transaction processing, asset allocation, rebalancing, performance returns, statements and tax processing. Advisors have full portfolio management including decision support, rebalancing, trade order management and reconciliation.

Revenues for OpenPFA are based on either the number of accounts or amount of assets processed on the system.

Information Processing Facilities and Services

The data processing needs of the Company’s Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center (“Winchester”) is the Company’s primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 19,000 million instructions per second (“MIPS”) and direct access storage devices with an aggregate storage capacity that exceeds 101 trillion bytes. Winchester also contains more than 800 servers supporting NT, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company’s products and processing for certain of the Company’s affiliates. The physical facility is designed to withstand tornado-force winds.

The AWD Data Center supports the Company’s AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM iSeries computers and optical storage systems (over 263 million images), which support more than 18,000 AWD users. In addition to the Company’s full-service mutual fund and corporate securities transfer operations, AWD users include clients in the healthcare, insurance and brokerage industries. The AWD Data Center also houses over 300 servers supporting various Company products and Winchester’s remote tape storage using IBM’s automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

The Company’s Recovery Data Center is essentially equivalent in size and design to the Winchester Data Center. It houses the latest mainframe technology, including mainframe computers that have the capacity to run over 19,000 MIPS and the capacity to store more than 144 trillion bytes of DASD (direct access storage devices). The Company’s data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at the AWD Data Center and the iSeries processors at Winchester provide contingency plan capabilities for each other’s processing needs. The Company regularly tests disaster recovery processes.

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

Customer Concentration

The Financial Services Segment’s five largest customers accounted for 27.5% of Segment operating revenues in 2005, including 9.3% from its largest customer.

Marketing/Distribution

In the U.S., Canada and select international markets, the Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. The Segment’s marketing efforts also include cross-selling the Company’s wide range of services and products to its existing clients. The Financial Services Segment’s sales efforts are closely coordinated with the Company’s joint venture and strategic alliance partners.

Sources of new business for the Financial Services Segment include (i) existing clients, particularly with respect to complementary and new services and products; (ii) companies relying on their own in-house capabilities and not using outside vendors; (iii) companies using competitors’ systems; and (iv) new entrants into the markets served by the Company. The Company considers its existing client base to be one of its best sources of new business.

The Company’s mutual fund systems and related services and products are marketed to mutual fund management companies and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group.

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

The Company markets its BPM products (AWD) directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, mortgage origination and servicing operations, property and casualty insurance companies, banks, brokerage firms, video/broadband operators, and telephony companies. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. CSC distributes the Company’s AWD product to life, property and casualty insurance companies worldwide.

Health Solutions’ services are marketed to health insurance companies, TPAs, private physician practices and hospital-based physician groups that include emergency departments, anesthesia, pathology, radiology and urgent care. Health Solutions maintains a dedicated sales and marketing staff, including client services and technical support teams to target these markets.

Argus markets its claims processing services to pharmacy benefit managers, managed care organizations, insurance companies, health maintenance organizations, preferred provider organizations, pharmaceutical manufacturers and distributors, and third party administrators. Argus maintains a dedicated sales and marketing staff, including client services and technical support teams to target these markets.

Asurion markets its consumer risk transfer programs directly to wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, retailers and insurance companies. Asurion maintains a sales support staff, including client services and technical sales teams, to target these markets.

The insurance programs provided by the Company are internal or are developed and offered as integral parts of other Financial Services Segment products and services. Therefore, there are no separate, external marketing or distribution activities for insurance programs.

Competition

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity, software development, and price. The Company believes there is significant competition in its markets. The Company’s ability to compete effectively is dependent on the availability of capital. Some of the Company’s competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company’s shareowner accounting systems compete not only with third party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms’ customers that purchase or sell shares of mutual funds offered by the Company’s clients. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients’ funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems are PFPC, Inc., a unit of PNC Bank, and SunGard Data Systems, Inc.

Principal competitors for investment management systems are bundled service providers, third party software service providers and those companies that license their products. Competitive factors are the accuracy and timeliness of processed information provided to customers, features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of portfolio accountants and investment managers. The Company believes its most significant competitors for investment management systems are SunGard Data Systems, Inc., Advent Software, Inc. and SS&C Technologies, Inc.

The Company’s BPM products compete with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant BPM competitors are FileNET Corporation, IBM, Pegasystems, Inc., and TIBCO Software, Inc.

In the healthcare payer market, Health Solutions competes with solution providers that include Amisys Synertech, Perot Systems, QCSI, and Trizetto. These competitors’ solutions are primarily based on complete replacement of a payer’s core system, resulting in lengthy, expensive and high-risk projects for clients. Health Solutions believes that a component application approach shifts the focus away from core replacement as the client’s only solution, to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core replacement if warranted, or adopt component applications that address only those areas of the business that need to be improved, resulting in protection of the client’s current IT investment and less overall disruption to its business operation. In the physician practice market, the competitive landscape is highly fragmented, including organizations such as ART, Cerner/VitalWorks, Companion Technologies, Emdeon, GE Healthcare/IDX, Greenway Medical Technologies, Misys Healthcare Systems, and Per Se, as well as hospital billing departments and staffing companies. For most of the competitors listed above, physician practices are the single market focus. This is in contrast with Health Solutions, where physicians are one of several market areas served.

Argus’ claims processing services compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of managed care organizations, pharmacy benefit managers, pharmaceutical manufacturers and distributors, and third party administrators. The Company believes its most significant third party competitors for claims processing services are Medco, Express Scripts, Systems Excellence and Caremark.

Asurion’s consumer risk transfer programs compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of wireless service providers, residential telephone providers, cable service providers, original equipment manufacturers, banks, credit unions, retailers and insurance companies. The Company believes its most significant third party competitors for consumer risk transfer programs are The Signal, Assurant and N.E.W. Customer Service Companies Inc.

The Company’s third party insurance programs, which are offered as integral parts of other Financial Service Segment products and services, generally experience competition in connection with the overall product or service being offered.

Intellectual Property

The Company holds a U.S. patent, U.S. copyrights, and various trademarks covering various aspects of its information processing and computer software services and products. The duration of the patent term is 20 years from its earliest application filing date. The patent term is not renewable and may be subject to a term disclaimer. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyright registrations are adequate to protect its original works of authorship. The Company believes that although its patents, trademarks and copyrights are valuable, the Company’s success primarily depends upon its product and service quality, marketing and service skills. However, despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

Agreements

The service agreements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements. The agreements sometimes contain service standards and/or allow clients to terminate for convenience with the payment of a termination fee. The domestic agreements typically obligate the Company to indemnify the client for damages from third party claims arising from the Company’s breach and obligate the client to indemnify the Company for damages from third party claims arising from the Company’s performance of services in accordance with the terms and conditions of the agreement. The agreements limit the Company’s aggregate liability for performing the services and allow either party to avoid automatic renewal by notice to the other. The Company typically licenses on a perpetual basis its optical storage, investment portfolio, business and work process management systems (but not its transfer agency systems) and healthcare processing systems. The licenses are accompanied by service and maintenance agreements which must be current for the Company to have any continuing maintenance obligations thereunder. Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Financial Services Segment client agreements have not changed significantly over the last three years.

OUTPUT SOLUTIONS SEGMENT

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Segment also provides electronic presentment, payment and distribution solutions. These capabilities establish DST Output, LLC (“DST Output”) as a preferred service provider to customers of the Financial Services Segment and to other industries that place a premium on customer communications and require high quality, accurate and timely statement and billing output processing.

DST Output is among the largest First Class mailers in the U.S., mailing 1.8 billion items in 2005 from three operating centers strategically located throughout the U.S. The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

Sources of revenue by major industry served are listed below.

	Year Ended December 31,
Output Solutions Operating Data	2005	2004	2003
Revenues (in millions)
U.S. operating revenues(1)(3)
Healthcare related services	$11.0	$6.7	$13.3
Mutual fund/investment management	97.8	103.5	125.8
Other financial services	86.0	65.5	80.0
Telecommunications and utilities	136.6	118.7	142.1
Video/broadband/satellite TV	62.2	57.1	66.2
Other	43.1	52.7	64.8
	436.7	404.2	492.2
International operating revenues(3)
Investment management and other financial services	40.5	38.9	34.0
Telecommunications and utilities	3.1	0.1	0.2
Other	6.9	10.7	7.7
	50.5	49.7	41.9
Total operating revenues(1)	487.2	453.9	534.1
Out-of-pocket reimbursements(1),(2)	613.6	570.7	589.8
Total revenues	$1,100.8	$1,024.6	$1,123.9
Images produced (billions)	11.1	8.7	9.3
Items mailed (billions)	1.8	1.6	1.7

(1)          Includes operating revenues from DST Output Marketing Services, Inc. (“OMS”), of $61.4 million for the period January 1 through December 1, 2003 and out-of-pocket reimbursement revenues of $19.6 million for the period January 1 through December 1, 2003. In December 2003, the Company completed the exchange (“the Janus Exchange”) with Janus Capital Group Inc. (“Janus”) under which the Company received from Janus 32.3 million shares of Company common stock (27.9% of the outstanding shares at the time of the transaction) in exchange for all of the stock of a Company subsidiary, OMS.

(2)          Principally rebillable postage expenditures, which are reimbursed by customers.

(3)          Certain amounts in 2004 and 2003 have been reclassified to conform to the 2005 presentation.

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

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. Clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Output Solutions Segment is integrated with and uses formatting and processing functions of the Company’s TA2000 system and of the Company’s information processing facilities.

Single source print and electronic bill and statement processing and presentment solutions are provided to the mutual funds, retirement, brokerage, consumer finance, banking, cable TV/broadband/satellite, telecommunications, healthcare, insurance, utilities, transportation, rapid delivery, credit card and other service industries. Advanced high-speed, business-process color billing statement solutions and targeted messaging tools provide clients with additional capabilities to develop marketing campaigns, cross-sell services, and improve customer loyalty. Mail piece tracking software integrated with the U.S. Postal Service allows clients to predict incoming mail volumes and confirm consumer delivery to improve customer satisfaction.

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

The Output Solutions Segment derives revenues from its bill and statement processing services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Direct Access, a proprietary secure Web portal, enables customers to access multiple tools that support their statement production services. These include campaign management, online job auditing and job and mail tracking from their desktop. In addition, customers can use near real-time reports and inquiries to monitor production activities throughout the production process, including job tracking, postage expense amounts, and insert counts

The Output Solutions Segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web and provides alternative media in the form of CD/DVD and computer output microfiche. As electronic statements and payment solutions have become more widely used, communications service providers, utilities, financial services and other companies require electronic statement and bill presentment capabilities. To fulfill this requirement, DST Output offers electronic solutions designed to meet the needs of electronic bill presentment and payment and electronic presentment of a broad range of statements and other customer communications.

A growing number of key marketing alliances have been established with industry leading companies to extend the reach and value of the Output Solutions Segment’s electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is a full-service supplier of fully integrated print and electronic statement and billing output solutions that enables clients to build lasting one-to-one relationships with their customers.

The Output Solutions Segment offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the customer’s software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Revenues from electronic statement and payment solutions are generally based on the number of statements created and viewed emails, payments, and e-statements distributed to third-party providers. These revenues are influenced by both new account acquisitions and customer adoption rates.

Design and Personalization Services

Communications Design Services

The Company’s communications design services offer expertise and industry knowledge of how recipients are affected by information placement, use of color and white space, charts and graphs and personalized content placement before statements are initially developed. Many clients have the opportunity through statement-based marketing and creative design services to use the paper or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to customers.

Revenue for these services is derived based on billable hours.

Campaign Management

The Company’s Campaign Manager offering allows clients to segment their customer databases for targeting variable campaigns through selective inserting, personalized messaging and the targeted use of syndicated content to selected audiences across multiple output media. The segment’s Campaign Design and Definition offering includes a graphical workflow management capability that enables clients to create, target, and schedule text messages and graphics that are dynamically placed on the color statements for both print and electronic distribution. These solutions facilitate customer acquisition, response rates, nurturing and retention, product cross selling and brand awareness.

Revenue is derived from the number of messages produced, inserts used, and subscription fees, or as part of bundled statement processing charges

Electronic Presentment, Payment and Distribution Services

The segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web, and provides alternative media in the form of CD/DVD and computer output microfiche (COM). As electronic statements and payment solutions have become more widely used, communications service providers, utilities, financial services and other companies require electronic presentment capabilities. To fulfill this requirement, the Company offers electronic solutions designed to meet the needs of electronic bill presentment and payment, and electronic presentment and distribution of a broad range of statements and other customer communications.

The need for customer service retrieval of statements is addressed by the Company’s presentment solutions. These products provide customer service representatives with a statement image that matches the print or electronic variations, which can enable faster customer service calls and improved first-call resolution rates. In addition to variable retention via web presentment solutions, sophisticated computer output CD/DVD, microfilm and microfiche capabilities are also available for long-term archival.

Revenue is derived from the number of images or sheets processed to alternative media.

New Products

The Output Solutions Segment continues to enhance its products targeted at the transaction print market and to take advantage of technology advances and regulatory change.

The Output Solutions Segment’s insurance communications solution is expected to derive revenue from fees from the number of print and electronic insurance documents, such as policies, premium notices, compliance documents and other mission critical communications that support the segments of the life, property and casualty and variable annuity insurance markets.

The Output Solutions Segment’s banking and consumer finance solutions are expected to derive revenue from the number of print and electronic statements such as DDA statements, credit card statements, mortgage statements and related documents.

The Output Solutions Segment’s healthcare communications solution is expected to derive revenue from fees from the number of deliveries of print, electronic and fulfillment communications for large payor and provider organizations. Such healthcare communications include transactional (explanation of benefits, explanation of payments, checks, claims correspondence, and membership identification cards) and non-transactional pre- and post-enrollment (benefit booklets, evidence of coverage, and provider directories) communications.

Operation Centers

In the U.S., the Output Solutions Segment manages three geographically dispersed operation centers in El Dorado Hills, California, Kansas City, Missouri, and Hartford, Connecticut. The centers offer high production roll form and sheet fed production print processes, monochrome to full color, variable data printing and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Services for the Canadian and U.K. marketplaces are provided through facilities in Toronto, Canada and Bristol, England, respectively.

The Output Solutions Segment has proprietary processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data, (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, “due out” dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission and (iv) enables postal processing, sorting and discounting to be performed on-line.

Full real-time automation enables the Output Solutions Segment to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities.

Customer Concentration

The Output Solutions Segment’s five largest customers accounted for 35.3% of segment operating revenues in 2005, including 11.3% from its largest client.

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

Marketing/Distribution

The Output Solutions Segment distributes its product directly to end customers and through relationships in which its services are integrated with providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment. The Output Solutions Segment maintains a field operations sales staff, including client services, technical support teams and significant design resources, to target these markets. Key marketing alliances have been established with industry leading companies to extend the reach and value of the

Output Solutions Segment’s print and electronic statement and billing output solutions. The exchange agreement for the Janus Exchange subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

Competition

The key competitive factors for the Output Solutions Segment are price, the ability to offer single source print and electronic statement and billing output solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment’s printing operations are located and national competitors. These include: R.R. Donnelly, Inc., Bowne and Co. Inc., Personix, Vestcom Automated Data Processing, Inc., PFPC, Inc., CSG Systems International, Inc., Regulus, Electronic Data Systems, Inc., IBM and Oracle.

Intellectual Property

The Company holds numerous U.S. patents covering various aspects of its statement processing services and technology. The Company has no foreign patents. The duration of these patents are generally 20 years from the application filing dates or, if the application contains a reference to an earlier filed application, 20 years from the earliest application filing date. The patent terms are not renewable and may be subject to term disclaimers. In special circumstances, term extensions may have been granted. The Company believes that although the patents it holds are valuable, the Company’s success primarily depends upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

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

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature.

Investments

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other

Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at December 31, 2005, including approximately 12.8 million shares of State Street, 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $709.2 million, $147.3 million and $52.4 million respectively, based on closing exchange values at December 31, 2005.

Real Estate

In the U.S. and U.K., the Company and its real estate subsidiaries own approximately 1.2 million square feet of office space and 1.3 million square feet of production facilities, which are held primarily for lease to the Company’s other business segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company’s operating segments. The Company’s real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, and an underground storage facility. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company’s research and development efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The Company expended $189.2 million, $251.6 million and $216.0 million in 2005, 2004 and 2003, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products, of which $40.0 million, $61.9 million and $61.8 million was capitalized in 2005, 2004 and 2003, respectively. Consolidated research and development efforts declined during 2005 as a result of the sale of the Innovis Entities, which was developing a customer billing solution called Collabrent, and from the sale of EquiServe which had been developing a corporate stock transfer system called Fairway. Client funded software development and maintenance expenditures totaled $18.4 million, $19.7 million and $17.5 million for 2005, 2004 and 2003, respectively.

EMPLOYEES

As of December 31, 2005, the Company and its majority owned subsidiaries employed approximately 10,500 employees, including approximately 7,200 in the Financial Services Segment (of which 1,500 were employed by lock\line) and 3,300 in the Output Solutions Segment. In addition, 50% owned unconsolidated affiliates of the Company and its subsidiaries employed approximately 5,400 employees, including approximately 2,900 at BFDS, 1,400 at IFDS U.K. and 500 at IFDS Canada. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

On January 1, 2006, DST merged lock\line into a wholly-owned subsidiary of Asurion Corporation and received an approximate 35% equity interest in Asurion. The combined Asurion and lock\line organizations have approximately 4,800 employees as of January 1, 2006.

Item 1A.                Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. Here is a brief description of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,”

“ours,” “us” or similar terms means the Company, together with its subsidiaries. The level of importance of each of the following trends and risks may vary from time to time, and the trends and risks are not listed in any specific order of importance.

Trends or events affecting our clients or their industries could decrease the demand for our products and services.

We derive our consolidated revenues from the delivery of products and services to clients in the mutual fund, investment management, brokerage, insurance, banking, securities, financial planning, communications, video/broadband/satellite TV, mortgage, healthcare and other industries. A decline or lack of growth in demand for our products and services in the any of the industries we serve could adversely affect our business and earnings. Demand for our products and services among companies in those industries could decline for many reasons. Consolidation or limited growth in an industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers’ products and services, adverse conditions in our customers’ markets or adverse economic conditions generally, could decrease demand for our products and services and the number of transactions we process. We cannot always predict the needs of changing industries or whether potential customers will accept our products or services. Concentrating our resources based on trends or events that do not occur as we expected could negatively impact any of our various businesses.

The demand for our products and services could decrease if we do not continually address our and our clients’ technology and capacity requirements.

Our clients use computer technology-based products and services in the complex and rapidly changing markets in which they operate. We must substantially invest in technology and systems to meet customer demand for transaction processing and volume capacities. If we do not meet clients’ technology and capacity demands in advance of our competitors or if the investments we make are not cost effective or do not result in successful products or services, our businesses could be adversely affected.

Damage to our facilities or declining real estate values could impact our operations or financial condition.

We own, lease and manage real estate as part of our business. The performance of our services also depends upon facilities that house central computer operations or operating centers or in which we process information, images, bills or statements. Declining property values in the markets in which we own investment properties may adversely affect our financial condition. Significant damage to any of our operating facilities could interrupt the operations at those facilities and interfere with our ability to serve customers.

We may be unable to attract and retain capable technical personnel for our processing businesses or quality executives to manage the complex structure of our business.

Our success depends on recruiting and retaining adept management and personnel with expertise in software and systems development and the types of computer hardware and software we utilize. Losing key personnel or not hiring qualified personnel could have a material adverse effect on our operations. Companies in our industry compete fiercely for qualified management and technical personnel. We cannot guarantee that we will be able to adequately compete for or keep qualified personnel. Lack of qualified management could increase the risk of unfavorable business strategies, especially in a complex business like ours with multiple segments and operating entities. Lack of qualified technical personnel could also affect our ability to develop the systems and services our clients demand.

Our businesses are subject to substantial competition.

We are subject to intense competition from other established service providers in all industries we serve. Competitors may offer more appealing pricing structures. Some of our clients have developed or are developing the in-house capacity to perform the transaction processing, recordkeeping, and output services they have paid us to perform. Some of our competitors and clients have greater financial and human resources and access to capital than we do. Our mutual fund transfer agency competition includes brokerage firms that perform sub-accounting services for customers who purchase or sell shares of our clients’ mutual funds. A brokerage firm typically maintains an “omnibus” account with us that represents the aggregate number of shares of a mutual fund owned by the brokerage firm’s customers. The omnibus account structure results in fewer mutual fund shareowner accounts on our systems, which adversely affects our revenues. Our failure to successfully compete in any of our operating segments could have a material adverse effect on our financial results.  Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.

We and companies in which we own a significant interest are subject to government regulation. Any regulatory violations could adversely affect our business.

A number of our businesses are subject to U.S. or foreign regulatory oversight, as well as recordkeeping and reporting obligations. Any violation of those obligations or related laws or regulations could expose us or those businesses to costly fines or sanctions or damage our reputation which could adversely affect our business or financial performance.

Our clients are subject to government regulation which could affect our business.

Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and financial and healthcare privacy regulations. Our clients’ violations of applicable laws and regulations could diminish their business or financial condition and thus their demand for our products and services. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.

We operate internationally and are thus exposed to foreign political, economic and other conditions that could adversely affect our revenues from foreign operations.

Consolidated revenues from our subsidiaries in Canada, Europe and elsewhere outside the U.S. are an important element of our revenues. Inherent risks in our international business activities could decrease our international sales and have a material adverse effect on our overall financial condition, results of operations and cash flow. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation, potential expropriation of assets by foreign governments, and the failure to bridge cultural differences. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our international business.

Various events may cause our financial results to fluctuate from quarter to quarter or year to year. The nature of these events might inhibit our ability to anticipate and act in advance to counter them.

We cannot always control when and whether events occur that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions and costs for starting up significant client operations, for hiring staff, and for developing products. Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors’ new products or services.

Our revenues and profit margins could decrease if clients cancel contracts, fail to renew contracts, or use our services at less than anticipated rates.

Client contract terminations or non-renewals or under-utilization of our services could decrease our revenues and profit margins. We derive revenue by selling products and services under long-term contracts. We cannot unilaterally extend the terms of these contracts when they expire. Some of these contracts contain “termination for convenience” clauses, which enable clients to cancel the agreements by providing written notice to us. Any failure to extend these contracts or obtain new contracts, or any early termination of these contracts by customers, could adversely affect our business.

Claims against us, including claims for the lost market value of securities and class action claims, could cause significant liability and damage our reputation and business prospects.

We may be subject to damage claims, including class-action claims, for delays in transaction processing; for calculation errors, errors resulting in disclosure of confidential information, or other processing or operational errors; or for mismanagement of claims or other processes. Because of the nature of the financial and healthcare transactions we process, damages claimed may significantly exceed the fees we receive for performing the service at issue. Litigation can include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

We are substantially dependent on our intellectual property rights, and a claim for infringement or a requirement to indemnify a client for infringement could adversely affect us.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, results of operations and cash flow. We rely on patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and internal security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else’s intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that the claims relate to our products and services, and seek indemnification from us.

Failure to protect the confidential information of our clients could hurt our business.

We often maintain trade secrets and proprietary information, including sensitive financial and personal health information of our clients’ customers, electronically. A material breach of our security systems and procedures could lead to significant claims for liability, cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us. We maintain systems and procedures to protect against unauthorized access to electronic information and computer viruses, but we cannot guarantee these systems and procedures will always protect us. Rapid advances in technology prevent us from anticipating all potential security threats, and the limits of technology and skills or the prohibitive cost of the most advanced security solutions might prevent us from addressing these threats.

We do not control certain businesses in which we have significant ownership.

We invest in joint ventures and other unconsolidated affiliates as part of our business strategy, and part of our net income is derived from our pro rata share of the earnings of those businesses. Despite owning significant equity interests in those companies and having directors on their boards, we do not control their operations, strategies or financial decisions. The other owners may have economic, business or legal interests or goals that are inconsistent with our goals or the goals of the businesses we co-own. Our pro rata share of any losses due to unfavorable performance of those companies could impact our financial statements.

We own interests in companies under agreements with others that may inhibit our ability to sell our interests or may require us to increase our investment.

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and Argus Health Systems, Inc. Our interests in these companies are subject to buy/sell arrangements which may restrict our ability to sell our interests when we believe it is prudent to do so. These arrangements may also require that we purchase the other owners’ interests to prevent someone else from acquiring them. The businesses or other owners may press us to increase our investment in or make contributions to the businesses at an inopportune time.

The financial results of our reinsurance subsidiary could be adversely affected if actual loss experience exceeds estimated loss experience.

Our subsidiary, Vermont Western Assurance, Inc., which we refer to as Vermont Western, reinsures a portion of the risk in connection with replacing lost stock certificates for registered shareholders of unrelated companies. Vermont Western utilizes underwriting procedures and actuarial advisors to assume risk and establish reserves against loss. Vermont Western does not control clients’ loss experience. Vermont Western could inaccurately assess risk at any time and actual loss experience could exceed estimates. Vermont Western’s results, if unfavorable, could have a material adverse effect on our financial condition, operating results or cash flow.

We hold equity investments in companies that operate in various industries, and the value of those investments could decrease.

We hold significant investments in available-for-sale equity securities of other companies that are subject to fluctuations in market prices. A significant decline in the value of our equity investments could have a material adverse effect on our financial condition or results of operations. We may not always be able to resell those investments at higher prices than we paid for them or than the value of the consideration used to acquire them.

Various plans, agreements, laws and organizational documents may make more difficult or prevent a change in control.

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and the law could make it more difficult for a party to make a tender offer for our shares or complete a takeover which is not approved by our Board of Directors. The provisions include:

•  super-majority stockholder approval required for certain actions

•  staggered terms for directors

•  specific procedures for stockholders to nominate new directors

•  cumulative voting in election of directors

•  the Board’s authority to issue and set the terms of preferred stock

•  a stockholders’ rights plan giving stockholders’ rights to purchase preferred stock if certain changes in our ownership occur

•  various rights of debenture holders, joint venture co-owners, lenders and certain customers and executives in the event of a change in control

•  public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us

•  legal restrictions on business combinations with certain stockholders

Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.

A change in control of the Company would trigger various rights and obligations in service agreements with our customers, in agreements governing our joint ventures, and in incentive award and employment agreements with our management. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. A change in control or a termination of employment without cause after a change in control could accelerate certain restricted stock and other awards we have granted to our management employees. This award vesting may decrease an employee’s incentive to continue employment with us. Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we do not continue their employment. The executives might not be incented to achieve results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

Our equity incentive and stockholders’ rights plans could have a dilutive effect on our common stock.

Our directors, officers and certain managers have received restricted stock and options to purchase our common stock as part of their compensation. These equity grants could have a dilutive effect on our common stock. A change of control would trigger the right of stockholders under our stockholders’ rights plan to purchase 1/1000th shares of our preferred stock for each share of our common stock, which could be dilutive in value to common stockholders who do not exercise those rights.

Conversion of our debentures could have a dilutive effect on our common stock or affect our liquidity.

In August 2003, we issued $840 million aggregate principal amount of convertible senior debentures. Issuing common stock to settle conversions could be dilutive to the price of our common stock, and settlement of conversions for cash could affect our financial condition, operating results and cash flow. The debentures are convertible into shares of common stock under specified circumstances, which we refer to as Conversion Triggers. We cannot accurately predict when certain Conversion Triggers outside of our control may occur. To satisfy a conversion notice subsequent to a Conversion Trigger, we must deliver our common stock unless we properly notify the holder that we will settle with cash or a combination of cash and shares of common stock. How we settle a conversion notice will depend on liquidity, financial needs, or other circumstances existing at the time of a Conversion Trigger.

We own a minority interest in Asurion, and risks in Asurion’s business could affect our financial results.

We own approximately 35% in Asurion Corporation, which provides services related to communications devices and/or the communications industry. Asurion’s business depends on timely and cost-effectively developing and adapting services to meet client demands for the latest communications technology. It also depends on Asurion’s relationships with insurance companies that provide coverage for the products and services of Asurion’s clients and on Asurion’s assessment of risk and loss experience. Asurion must comply with various insurance regulations. Failure to satisfy client demands, termination of business relationships with insurance companies, inaccurate assessment of risk prior to assuming loss, or sanctions for regulatory violations could adversely affect Asurion’s business and the value of our investment in Asurion.

Item 1B.               Unresolved SEC Staff Comments

None.

Item 2.                        Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use(1)	Owned/ Leased(2)	Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space(7)	Leased	612,000
Kansas City, MO	Office Space(5)	Owned	425,000
Kansas City, MO	Data Center(4)	Owned	163,000
St. Louis, MO	Data Center	Owned	108,000
Jefferson City, MO	Office Space	Leased	27,000
Birmingham, AL	Office Space	Leased	129,000
Lawrence, KS	Office Space(5)	Owned	49,000
Salina, KS	Office Space(7)	Leased	31,000
Evans, CO	Office Space(7)	Leased	49,000
Cohoes, NY	Office Space	Leased	28,000
New York, NY	Office Space	Leased	15,000
Southfield, MI	Office Space	Leased	29,000
Boston, MA	Office Space	Leased	24,000
El Dorado Hills, CA	Office Space	Owned	9,000
London, United Kingdom	Office Space	Owned	47,000
Rochester, United Kingdom	Office Space	Owned	19,000
Melbourne, Australia	Office Space	Leased	21,000
Sydney, Australia	Office Space	Leased	7,000
Bangkok, Thailand	Office Space	Leased	16,000
Nine other smaller properties	Office Space	Leased	15,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production(5)	Owned	580,000
El Dorado Hills, CA	Office Space	Owned	148,000
Kansas City, MO	Production(5)	Owned	390,000
Kansas City, MO	Office Space(5)	Owned	114,000
Kansas City, MO	Production	Leased	32,000
Hartford, CT	Production(5)	Owned	255,000
Quincy, MA	Office Space	Leased	5,000
Toronto, Canada	Production	Owned	61,000
Ottawa, Canada	Production	Leased	24,000
Bristol, United Kingdom	Production	Leased	53,000
Investments and Other Segment(6)
Kansas City, MO	Office Space(5)	Owned	331,000
Kansas City, MO	Retail(5)	Owned	46,000
Kansas City, MO	Office Space	Leased	98,000
Kansas City, MO	Production	Owned	69,000
El Dorado Hills, CA	Office Space	Owned	126,000

(1)          Property specified as used for production includes space used for manufacturing operations and warehouse space.

(2)          Within Kansas City, MO, the Company owns a number of surface parking facilities, a 118 unit apartment building, various developed and undeveloped properties, and an underground storage facility with 463,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA.

In addition to the property listed in the table and discussed above, the Company leases space in Singapore, Johannesburg and Capetown, South Africa, Hong Kong and Shanghai, China, Paris, France, Frankfurt, Germany, Jakarta, Indonesia and Wellington, New Zealand.

(3)          Includes approximately 2.5 million square feet of property owned or leased by the Company’s real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.0 million square feet in the Financial Services Segment and 1.5 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 36,000 square feet of office space to third parties and the Output Solutions Segment has subleased 95,000 square feet of production space and 72,000 square feet of office space to third parties.

(4)          The Winchester Data Center is mortgaged with indebtedness of $8.7 million as of December 31, 2005.

(5)          Several owned properties are mortgaged with aggregate indebtedness of $46.1 million as of December 31, 2005.

(6)          The Company, through its real estate subsidiaries, leases office, retail and production space to various third party tenants in Kansas City, MO and El Dorado Hills, CA. The amount of square footage leased to third parties in office, retail and production facilities is 436,000, plus the 463,000 in square footage leased to third parties at the underground storage facility.

(7)          On January 1, 2006, the Company merged its lock\line subsidiary with a wholly-owned subsidiary of Asurion. lock\line leases approximately 200,000 square feet of office space in Kansas City, MO, Salina, KS, and Evans, CO.

The discussion under “Information Processing Facilities and Services” in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 9, 2006.

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

Thomas A. McDonnell, age 60, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of Commerce Bancshares, Inc., Euronet Worldwide, Inc., Blue Valley Ban Corp, Garmin Ltd. and Kansas City Southern.

Thomas A. McCullough, age 63, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include Winchester Data Center, full-service mutual fund processing, remote-service mutual fund client servicing, information systems, Automated Work Distributor products and product sales and marketing. From September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Steven J. Towle, age 48, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly owned subsidiary of the Company. Prior to joining DST Output, LLC, he had been President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

Kenneth V. Hager, age 55, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

J. Michael Winn, age 59, is Group Chief Executive of DST International, an indirect wholly owned subsidiary of the Company, and has managed DST International since June 1993.

Jonathan J. Boehm, age 45, joined the Company as a Group Vice President in November 1997. He is responsible for the Company’s full-service mutual fund processing and corporate support.

Gregg Wm. Givens, age 45, joined the Company in 1995 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Robert L. Tritt, age 50, joined the Company in 1977 and has served as Group Vice President of the Company since 1989. He is responsible for the Company’s remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 49, joined the Company as a Vice President in January 1995 and has served in the position of Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.                        Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). As of February 15, 2006, there were approximately 26,000 beneficial owners of the Company’s common stock.

No cash dividends have been paid since the initial public offering of the Company’s common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company’s New Credit Agreement, the Company is limited, on an annual basis, to making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions in an aggregate amount in any fiscal year not to exceed 10.0% of consolidated net tangible assets. The New Credit Agreement also contains provisions that allow the proceeds from the sale of certain businesses and assets to be used to repurchase stock. Certain items under the Company’s 2003 convertible debt offering require that the conversion rate of the debentures be adjusted if the Company does declare a dividend, possibly making the debentures more dilutive upon conversion.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) (“Note 16”), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company’s common stock on the NYSE on December 30, 2005, was $59.91.

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-October 31	756,678	(1)	$54.05	743,000	6,000,000	(2)
November 1-November 30	281,513	(1)	$55.52	220,000	5,780,000	(2)
December 1-December 31	486,733	(1)	$60.14	465,000	5,315,000	(2)

(1)          For the three months ended December 31, 2005, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 96,924 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 13,678 shares were purchased in October, 61,513 shares were purchased in November and 21,733 shares were purchased in December.

(2)          Prior to December 31, 2004, DST’s Board of Directors had authorized an 11.5 million share repurchase plan. On August 2, 2005, DST’s Board of Directors increased its existing share repurchase authorization by 8.0 million shares and extended the repurchase period to July 31, 2008. The Company repurchased all 19.5 million shares under these authorizations by early October 2005. Effective October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan through July 31, 2008. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. At December 31, 2005, the Company had 5.3 million shares remaining to be purchased under these programs.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2005 and 2004 and the selected consolidated income statement data for the years ended December 31, 2005, 2004 and 2003 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the selected consolidated income statement data for the years ended December 31, 2002 and 2001 were derived from the Company’s audited consolidated financial statements, not included herein. These selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company’s audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except per share amounts)
Operating revenues	$1,744.6	$1,732.0	$1,724.9	$1,657.9	$1,656.0
Out-of-pocket reimbursements(1)	770.5	696.6	691.4	725.9	724.7
Total revenues	2,515.1	2,428.6	2,416.3	2,383.8	2,380.7
Costs and expenses(2)(3)(4)(5)	2,020.6	1,954.4	1,958.4	1,936.7	1,927.8
Depreciation and amortization(2)	158.1	158.5	150.4	143.8	159.4
Income from operations	336.4	315.7	307.5	303.3	293.5
Interest expense	(66.6)	(55.3)	(26.9)	(13.4)	(7.5)
Other income, net(5)(6)(7)	114.2	56.2	28.1	20.2	36.2
Gains on sale of businesses (8)(10)	274.2		108.9		32.8
Equity in earnings(losses) of unconsolidated affiliates(4)(9)	44.8	5.4	12.5	6.5	(1.5)
Income before income taxes	703.0	322.0	430.1	316.6	353.5
Income taxes(5)(10)	278.4	99.2	109.3	107.6	125.3
Net income(2)(3)(4)(5)(6)(7)(8)(9)(10)	$424.6	$222.8	$320.8	$209.0	$228.2
Basic earnings per share	$5.65	$2.66	$2.80	$1.74	$1.86
Diluted earnings per share	$5.39	$2.59	$2.77	$1.72	$1.81
Total assets	$3,029.5	$3,383.4	$3,198.6	$2,744.2	$2,704.0
Total debt	1,404.5	1,482.9	1,464.7	438.7	306.9
Ratio of earnings to fixed charges(11)	8.3	5.1	9.3	9.0	12.1

(1)          The Company’s significant Out-of-Pocket (“OOP”) expenditures include postage and telecommunication costs which are reimbursed by the customer. OOP expenses are included in costs and expenses.

(2)          In 2005, the Customer Management Segment recorded approximately $6.9 million of costs and expenses associated with the accelerated vesting of restricted stock in connection with the sale of the Innovis Entities. In 2005, the Investments and Other Segment recorded negative costs and expenses in the amount of $26.0 million related to gains on the sale of an office building and related assets. In 2005, the Financial Services Segment recorded $11.6 million of depreciation and amortization related to asset impairment charges associated with the Company’s wealth management software products. In 2005, the Investments and Other Segment recorded $2.4 million of depreciation and amortization related to asset impairments on certain real-estate properties. In 2003 and 2002, the Company recorded a charge associated with facility consolidations in its Output Solutions Segment of $2.6 million and $12.0 million, respectively, of which $2.6 million and $10.7 million, respectively, was recorded in costs and expenses and $0 and $1.3 million, respectively, was recorded in depreciation and amortization. In 2001, the Company recognized a $4.9 million reduction of costs and expenses and an $8.7 million reduction in depreciation and amortization associated with a state sales tax refund. Software and intangible asset impairments were recognized as additional depreciation and amortization of $19.5 million in 2001.

(3)          In 2005, the Company recorded $8.3 million of costs and expenses in the Financial Services Segment related to transaction expenses incurred in connection with the Health Solutions exchange transaction, the EquiServe sale and the lock\line merger. On December 1, 2003, the Company completed the Janus Exchange under which the Company received from Janus 32.3 million shares of DST common stock (27.9% of the outstanding shares) in exchange for all of the stock of a DST subsidiary, OMS, which was part of DST’s Output Solutions Segment. The Company incurred $5.3 million of transaction costs, which are included in the costs and expenses line item.

(4)          In 2003, the Company decided to remove the reload feature from all outstanding stock options. Compensation of $5.1 million was paid in cash and $10.4 million was paid in the form of a promise to issue a fixed number of shares of Company stock in the future. This was recorded as compensation expense in 2003.

(5)          In 2004, the Company contributed 0.5 million CSC shares with a market value of $28.2 million to the Company’s charitable foundation account. This was recorded as contribution expense in 2004. The related gain on the contributed CSC shares was $11.1 million, which is included in the $34.8 million of net gains mentioned in footnote #7 below. There were tax related benefits of $16.0 million also recognized in relation to the contribution of CSC shares.

(6)          In 2005, a liability in the amount of $3.5 million associated with a significant customer contract which was probable and established when EquiServe was sold, was reversed. In 2002, a reserve of $10.0 million was established upon the acquisition of lock\line that was to cover a pre-acquisition litigation contingency. During 2004, this reserve was reversed.

(7)          Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2005, 2004, 2003, 2002 and 2001 amounts include $81.2 million, $34.8 million, $9.3 million, $3.5 million and $13.8 million, respectively, of net gains on securities and other investments. Included in net gains is $4.5 million, $6.8 million, $6.1 million, $10.3 million and $9.4 million of investment impairments for 2005, 2004, 2003, 2002 and 2001, respectively. The 2005 other income amount includes $76.3 million associated with the gain on CSC shares from the Health Solutions exchange transaction. The 2001 other income amount includes $7.2 million associated with a state sales tax refund.

(8)          In connection with the Janus Exchange, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code, and the Company has not recognized any income tax expense relating to the transaction.

On June 29, 2001, the Company sold its Portfolio Accounting Systems (“PAS”) business to State Street. DST offered PAS services primarily to the U.S. mutual fund industry on a remote processing basis. The Company received, in a taxable transaction, proceeds of $75.0 million, comprised of approximately 1.5 million shares of State Street common stock and cash. In conjunction with the transaction, the Company agreed to provide data processing services for PAS and agreed to a non-

compete agreement for a period of five years, for which elements a portion of the purchase price has been deferred. The Company recognized a gain of $20.0 million after taxes, deferrals and other expenses.

(9)          Included in 2005 earnings for BFDS is the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS associated with this related party transaction. The previously deferred gain was recognized when DST sold EquiServe to an unrelated third party. In 2004, the Company recognized an impairment charge of $14.7 million related to the carrying values of an unconsolidated affiliate. Also during 2004, two of the Company’s unconsolidated affiliates recognized investment impairments, of which the Company’s proportional share was $5.3 million. The 2002 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.8 million for IFDS U.K. The 2001 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.0 million for BFDS and $3.0 million for IFDS U.K.

(10)   In 2005, the Company sold EquiServe and recorded a gain of $120.4 million. In 2005, the Company sold the Innovis Entities and recorded a gain of $153.8 million. For 2005, the total income tax expense related to these gains on sale of business was $113.1 million. In the fourth quarter of 2005, DST incurred $2 million of income tax expense (net of related foreign tax credits) associated with a dividend paid by DST International. Excluding taxes associated with the business sale gains and the dividend described above, income tax expense includes $39.8 million expense associated with the 2005 amounts described in (2), (3), (6), (7), and (9) above.

(11)   For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income less equity in earnings (losses) of unconsolidated affiliates plus fixed charges and distributed earnings of unconsolidated affiliates. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. The Company has assumed that one-third of rental expense is representative of the interest factor.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, “Risk Factors” of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry, the healthcare industry and other service industries. At December 31, 2005, the Company’s business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband/cable/satellite TV industry. The Innovis Entities were sold on July 1, 2005 to Amdocs.

The Financial Services Segment’s revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company’s proprietary software applications being processed at the Company’s data centers. The Financial Services Segment’s revenues are generally based on the number of accounts/subscribers/members or transactions processed. The Company’s mutual fund revenues are dependent upon the number of accounts or transactions processed. The Financial Services Segment’s healthcare revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. The Company’s insurance administration revenues are dependent upon a number of insured/enrolled accounts or transactions processed, and to a lesser degree, based on the customer’s outstanding balances for debt protection programs. The Company also derives revenues from asset balances invested and investment earnings related to customer cash balances maintained in Company bank accounts. The Company receives reinsurance premiums for insurance programs that are provided in association with Computershare’s corporate securities processing services and the Company’s healthcare transactions. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company’s AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, IFDS U.K., IFDS Canada and Argus.

The Output Solutions Segment’s revenues are derived from presentation and delivery (either printed or electronic) of customer documents and archival depend on the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

The Investments and Other Segment’s revenues are derived from rental income from Company owned and third party real estate leases. Rental income from Company owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company’s other consolidated subsidiaries. The Investments and Other Segment records investment income (dividends, interest and net gains on securities) as other income.

Significant Events

Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge its lock\line subsidiary with a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax free reorganization, but DST will recognize a book gain on the merger during the first quarter of 2006. The Company expects to recognize for book purposes a pretax gain on the merger that will range from approximately $60 million to $70 million; such amounts are dependent upon the finalization of a valuation of the assets being exchanged.

As a result of the merger, DST owns approximately 35% of Asurion and will record its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates beginning in 2006. The Company received no cash proceeds in connection with the merger. For accounting purposes, the Company will be required to treat the transaction as both a sale of lock\line and a corresponding purchase of interests in Asurion, which will result in DST recording certain identifiable intangibles requiring amortization. The amortization of the DST identified intangibles will further reduce the equity in earnings attributed to the Asurion investment. Asurion will account for lock\line as a purchase and will perform an allocation of purchase price value in excess of the net assets of lock\line. This will result in intangible assets being identified that Asurion will amortize in the future. The amortization of the collective identified intangibles from DST and Asurion will likely result in the transaction being dilutive to earnings per share. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify to be reported as a discontinued operation.

lock\line provides administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs for financial institutions. Vermont Western Assurance, Inc., a single parent captive insurance company and owned by DST, writes reinsurance coverages for insurance programs that are provided in connection with lock\line’s consumer risk transfer programs. Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company, and Vermont Western will no longer participate in such programs. This novation agreement was effective January 1, 2006. lock\line related operating revenues for the years ended December 31, 2005, 2004, and 2003 were $164.8 million, $110.5 million, and $78.7 million, respectively, including wireless handset underwriting revenues of $40.8 million, $13.2 million and $2.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. lock\line had approximately 1,500 employees at December 31, 2005.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 3,300 employees at December 31, 2005. Asurion reported revenues of approximately $715 million during the year ended December 31, 2005.

Stock Repurchase Programs

During 2005, the Company purchased 14.5 million shares of common stock at an approximate cost of $777 million under approved share repurchase programs. As of December 31, 2005, the Company had approximately 5.3 million shares remaining to be purchased under the 6.0 million share repurchase authorization that was approved by DST’s Board of Directors on October 25, 2005. The share repurchase authorization allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. During January and February 2006, the Company settled purchases of 2.5 million shares at an approximate cost of $144 million.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of the Innovis Entities, wholly owned subsidiaries of DST, to Amdocs. The Company received $234.3 million of net cash proceeds from Amdocs and recognized a pretax gain of $153.8 million which is included in Gains on sale of businesses in the consolidated statement of income. The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represented the Company’s entire Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale and $183.0 million and $174.2 million for the years ended December 31, 2004 and 2003, respectively. In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs. DST Output will be a preferred vendor of such services for customers of Amdocs in the United States. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million, $50.6 million and $52.8 million for the period January 1, 2005 through July 1, 2005 and for the years ended December 31, 2004 and 2003, respectively. Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD. Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs. Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction does not qualify to be reported as a discontinued operation.

Debt Refinancing

On June 28, 2005, the Company entered into the New Credit Agreement to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650 million and was comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The New Credit Agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The maturity date for the new credit facility is July 1, 2010.

Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, to Computershare in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred. In addition, the Company provided a perpetual sourcecode license for its Fairway software to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, the Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the sale of the EquiServe business. At the time of the sale, Equiserve employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. EquiServe recorded operating revenues of $233.8 and $229.3 million during the years ended December 31, 2004 and 2003, respectively. Due to the ongoing cash flows that will be recorded by the Company related to Equiserve for Output Solutions, data center and AWD services, the Company has determined that the transaction does not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other income, net during the quarter ended December 31, 2005.

DST Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of CSC common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “Health Solutions”). Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The exchange value of the CSC shares at closing was $45.53 per share and Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06 per share (representing the exchange value of the Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in Other Income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration. The Company has determined that the Health Solutions financial results should be presented in the Financial Services business segment.

The Company has performed an allocation of purchase price value in excess of the net assets of the Health Solutions business. The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6
Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8
Net assets acquired	$319.3

The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.

Restricted Stock Grants

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For certain senior executive officers, the restricted shares were also subject to an earnings per share goal that was required to be met as an additional condition to the lapse of restrictions on January 31, 2010. The earnings per share goal was achieved in 2005. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation. The restrictions on shares granted after November 2004 also lapse on November 10, 2009. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company dependent on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholder rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2005 and 2004 is 2.7 million and 2.8 million, respectively.

At December 31, 2005 and 2004, the Company had unearned compensation of $106.8 million and $132.6 million, respectively. The impact of amortized compensation expense for the years ended December 31, 2005 and 2004 was $34.6 million and $4.5 million, respectively. The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $27 million for 2006, $26 million for each of the years 2007 and 2008 and $23 million for 2009. These amortization expense estimates assume that all shares will be vested and all performance criteria will be met. Included in the 2006 estimated amortization is approximately $1.7 million related to accelerated vesting of these awards in connection with the lock\line merger with Asurion. In connection with the lock\line merger on January 1, 2006, certain restricted shares were forfeited resulting in a reclassification of approximately $5 million from unearned compensation to treasury stock.

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. At December 31, 2005, each partner had contributed half of the aggregate equity of $49.8 million. The real estate joint venture partners have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $31.8 million have been secured through $31.8 million of letters of credit that will expire beginning in 2007 through 2008. The Company is responsible for $15.9 million of the letters of credit at December 31, 2005. The partners have funded $1.8 million in capital contributions to the real estate joint venture to fund construction costs incurred in advance of scheduled availability of bond proceeds. It is estimated that the real estate joint venture will make additional capital calls of the partners in the first six months of 2006 estimated at $12.0 million. At December 31, 2005, there were no outstanding borrowings against the letters of credit.

Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which the Company received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and Exchange Agreement terms, the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operating business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million DST shares were valued at $34.50 (representing the cash element of the Janus Exchange) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS operating business based on the closing price of the Company’s common stock on December 1, 2003). Accordingly, for financial reporting purposes, the Company recognized a gain of $108.9 million from the Janus Exchange, included in the Gains on sale of businesses line item of the Consolidated Statements of Income. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision in its financial statements for income taxes and related interest expense in connection with the transaction. OMS’s operating revenues for the period January 1 through December 1, 2003 were $61.4 million. OMS’s pre-tax earnings for the period January 1 through December 1, 2003 were $3.7 million. OMS had approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

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

The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. The conversion rights for these debentures include: (1) during any calendar quarter if the last reported sale price of DST’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; (2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST’s common stock and the conversion rate on each such day; (3) if the debentures have been called for redemption; and (4) upon the occurrence of a specified corporate transaction as described in the agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would have a potentially dilutive effect on the Company’s common stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

At the beginning of 2006, DST notified the trustee for the $840 million senior convertible debentures that bondholders are eligible to convert these securities through March 31, 2006. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. This conversion right is the result of the price of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarter ended December 31, 2005. As a result of the bondholders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2005. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

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

The Company has minimal arrangements of the types described in the first three categories in the preceding paragraph. The Company believes that these arrangements will not have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described in Note 12 to the consolidated financial statements included in Item 8 of this report.

The Company may have obligations arising out of variable interests in unconsolidated entities. See the FIN 46 discussion included in Note 2 to the consolidated financial statements included in Item 8 of this report.

New Accounting Standards

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (“SFAS No. 123R”) (revised 2004). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to the financial statements disclosed what net income would have been had the fair value method been applied. The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard. The Company is still evaluating the impact of adopting this accounting standard.

In November 2004, the EITF issued EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock. Related to the Company’s convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company’s average daily stock price for that quarter did not exceed $49.08, there was no impact during that quarter on the calculation of diluted earnings per share from the adoption of EITF 04-08. There was no impact on the Company’s calculated diluted earnings per share for any historical periods due to the adoption of EITF 04-08. During the year ended December 31, 2005, the number of diluted shares outstanding increased by approximately 0.9 million shares as a result of the Company’s average daily share price being greater than $49.08 per share during the quarters ended September 30, 2005 and December 31, 2005.

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement is expected to be issued in the first quarter of 2006. The statement would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this method, diluted earnings per share would have been $4.71, $2.39, and $2.69 for the years ended December 31, 2005, 2004 and 2003, respectively, as compared to the reported amounts of $5.39, $2.59 and $2.77. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company’s current views. There may be material differences between these estimates and the actual impact of the standard when issued as final.

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

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company’s revenues are due 12 months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

The Company enters into revenue arrangements to sell products (hardware and software) and services in which the Company is obligated to deliver to its customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectibility is reasonably assured. If there is a customer acceptance provision in a contract or if there is uncertainty about customer acceptance, the associated revenue is deferred until the Company has evidence of customer acceptance.

The Company’s standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a “percentage of completion” basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers and its Affinity (customer billing software solution) products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

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

Significant management judgment is required in determining what projects and costs associated with software development will be capitalized and in assigning estimated economic lives to the completed projects. Management specifically analyzes software development projects and analyzes the percentage of completion as compared to the initial plan and subsequent forecasts, milestones achieved and the commitment to continue funding the projects. Significant changes in any of these items may result in discontinuing capitalization of development costs, as well as immediately expensing previously capitalized costs. The Company reviews, on a quarterly basis, its capitalized software for possible impairment.

Depreciation of fixed assets

The Company’s philosophy on personal property, specifically data processing equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, on a straight-line basis. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment over a five to seven year life. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company and its unconsolidated affiliates do not amortize goodwill and intangible assets that have indefinite useful lives. Instead, these assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairments have been identified as a result of these annual tests. The fair value of the reporting units was estimated using the expected present value of future cash flows.

At December 31, 2005, the Company had $863.2 million of long-lived and intangible assets and goodwill on its consolidated balance sheet, including $186.0 million related to lock\line which was merged into Asurion on January 1, 2006.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which are comprised principally of investments in State Street, Computershare and Euronet Worldwide, Inc.; and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus, Wall Street Access, LLC and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2005, the Company had approximately $1.1 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. At December 31, 2005, the Company’s available-for-sale securities had gross unrealized holding gains of $621.3 million and gross unrealized holding losses of $1.0 million.

The market value of the Company’s investment in Computershare has fluctuated during the period that the Company has held this investment. The value of the Company’s investment in Computershare on June 17, 2005, the date of acquisition, was $145.8 million. An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005. As of December 31, 2005 a net unrealized gain of $1.5 million had occurred, consisting of an unrealized gain due to market fluctuations of $10.0 million and an unrealized loss due to foreign currency exchange rate fluctuations of $8.5 million. The Company will continue to monitor the performance of this investment. An other than temporary decline in value may result in an impairment charge.

The impact of a 10% change in fair value of the Company’s investments would be approximately $66.4 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but does not control and for all investments in partnerships and similar interests which the Company does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company’s investment and advances to the unconsolidated affiliate. The Company’s carrying value of unconsolidated affiliates approximates its pro-rata share of the unconsolidated affiliate net tangible assets.

In 2004, the Company recognized a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate. Although the Company does not expect that it will need to record any additional impairment charges for its investments in unconsolidated affiliates, future adverse changes in market conditions or poor operating results of unconsolidated affiliates could result in losses or an inability to recover the carrying value of the unconsolidated affiliate investment that may not be reflected in the investment’s carrying value, thereby possibly requiring an impairment charge in the future. This could have a material effect on the Company’s financial position and results.

Results of Operations

The following table summarizes the Company’s operating results (millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Revenues
Operating revenues
Financial Services	$1,183.7	$1,141.8	$1,060.5
Output Solutions	487.2	453.9	534.1
Customer Management (sold July 1, 2005)	96.6	188.3	180.2
Investments and Other	67.1	65.3	59.8
Eliminations	(90.0)	(117.3)	(109.7)
	1,744.6	1,732.0	1,724.9
% change from prior year	0.7%	0.4%	4.0%
Out-of-pocket reimbursements
Financial Services	167.4	153.6	126.8
Output Solutions	613.6	570.7	589.8
Customer Management (sold July 1, 2005)	26.4	53.5	61.5
Investments and Other	0.4	0.4	0.5
Eliminations	(37.3)	(81.6)	(87.2)
	770.5	696.6	691.4
% change from prior year	10.6%	0.8%	(4.8)%
Total revenues	$2,515.1	$2,428.6	$2,416.3
% change from prior year	3.6%	0.5%	1.4%
Income from operations
Financial Services	$262.4	$281.6	$257.2
Output Solutions	26.0	21.1	11.9
Customer Management (sold July 1, 2005)	10.7	27.3	27.9
Investments and Other	37.3	(14.3)	10.5
	336.4	315.7	307.5
Interest expense	(66.6)	(55.3)	(26.9)
Other income, net	114.2	56.2	28.1
Gains on sale of businesses	274.2		108.9
Equity in earnings of unconsolidated affiliates, net of income taxes	44.8	5.4	12.5
Income before income taxes	703.0	322.0	430.1
Income taxes	278.4	99.2	109.3
Net income	$424.6	$222.8	$320.8
Basic earnings per share	$5.65	$2.66	$2.80
Diluted earnings per share	$5.39	$2.59	$2.77

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) increased $86.5 million or 3.6% in 2005 and $12.3 million or 0.5% in 2004. Consolidated operating revenues increased $12.6 million or 0.7% in 2005 and $7.1 million or 0.4% in 2004. Consolidated total revenue growth in 2005 was primarily due to higher Output Solutions operating revenues, increased U.S. mutual fund shareowner processing revenues, increased lock\line related revenues and higher revenues from the inclusion of Health

Solutions, offset by lower revenues resulting from the sale of EquiServe and the Innovis Entities. Consolidated revenue growth in 2004, as compared to 2003, was primarily a result of higher Financial Services Segment revenues offset by the decline in the Output Solutions Segment. The 2004 consolidated and Output Solutions Segment revenues were adversely impacted by the absence of OMS revenues which was sold in the Janus Exchange transaction on December 1, 2003.

Financial Services Segment total revenues increased $55.7 million or 4.3% in 2005. Financial Services Segment operating revenues increased $41.9 million or 3.7% in 2005. The 2005 Financial Services Segment operating revenues growth resulted from increased U.S. operating revenues of $34.5 million or 3.4%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 10.8% to 102.2 million at December 31, 2005, and from $54.3 million of increased lock\line related revenues from increases in supported customers and expanded service offerings, $63.6 million of revenues from Health Solutions since the acquisition on April 29, 2005, offset by a $133.9 million reduction in EquiServe revenues due to the sale of this entity on June 17, 2005. Financial Services Segment total revenues increased $108.1 million or 9.1% in 2004. Financial Services Segment operating revenues increased $81.3 million or 7.7% in 2004. The 2004 Financial Services Segment operating revenue growth resulted from increased U.S. operating revenues of $65.6 million or 7.0%, primarily as a result of an increase in mutual fund open shareowner accounts processed of 4.9% to 92.2 million at December 31, 2004, increased lock\line related revenues from increases in supported customers and expanded service offerings.

Output Solutions Segment total revenues increased $76.2 million or 7.4% in 2005 and decreased $99.3 million or 8.8% in 2004. Output Solutions Segment operating revenues increased $33.3 million or 7.3% in 2005 and decreased $80.2 million or 15.0% in 2004. The operating revenue increase in 2005 resulted principally from higher telecommunications and other financial services industry revenues. The operating revenue decline in 2004 resulted principally from the absence of OMS revenues as a result of the Janus Exchange ($61.4 million of OMS revenues were recorded in 2003) and lower revenues from the loss of a telecommunications client along with lower mutual fund and brokerage revenues, partially offset by increased revenues in the banking and transportation industries.

Customer Management Segment total revenues decreased $118.8 million or 49.1% in 2005 and remained essentially unchanged in 2004. Customer Management Segment operating revenues decreased $91.7 million or 48.7% in 2005 and increased $8.1 million or 4.5% in 2004. The decrease in total and operating revenues for 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005. The increase in operating revenues for 2004 is primarily due to an increase in processing and software service revenues of $3.6 million primarily from higher software development revenues and a $4.5 million increase in equipment sales.

Investments and Other Segment total revenues increased $1.8 million or 2.7% in 2005 and $5.4 million or 9.0% in 2004. Investments and Other Segment operating revenues increased $1.8 million or 2.8% in 2005 and $5.5 million or 9.2% in 2004. Segment operating revenues are primarily rental income for facilities leased to the Company’s operating segments. The increase in 2005 and 2004 is primarily attributable to increased real estate leasing activity.

Income from operations

Consolidated income from operations increased $20.7 million or 6.6% in 2005 and $8.2 million or 2.7% in 2004. U.S. income from operations increased $49.0 million or 17.8% in 2005 and increased $18.1 million or 7.0% in 2004. International income from operations decreased $28.3 million or 70.0% in 2005 and decreased $9.9 million or 19.7% in 2004. In 2005, consolidated income from operations increased primarily from higher profits resulting from increases in mutual fund shareowner processing and pretax gains of approximately $26.0 million related to DST’s real estate transactions (which is recorded as a reduction to costs and expenses on the income statement), including the sale of a building and its related property, and from the inclusion of Health Solutions, offset by an $11.6 million wealth management software impairment charge, $30.1 million of compensation costs related to a full year of amortization expense from the November 2004 restricted stock grant, higher international operating costs and from the sale of the Innovis Entities and Equiserve. In 2004, consolidated income from operations increased primarily from the Financial Services and Output Solutions Segments offset by losses in the Investments and Other Segment. Consolidated income from operations in 2004 was favorably affected by a $10.0 million litigation contingency reserve reversal and negatively affected by a $4.5 million compensation charge from the November 2004 restricted stock grant.

Financial Services Segment income from operations decreased $19.2 million or 6.8% in 2005 and increased $24.4 million or 9.5% in 2004. Financial Services Segment income from operations for 2005 decreased as a result of increased costs and expenses from wealth management software impairment charges of $11.6 million, approximately $8.3 million of costs incurred in connection with the lock\line merger, the DST Health Solutions exchange and the sale of Equiserve, increased lock\line related costs to support revenue growth, the inclusion of DST Health Solutions and higher personnel costs of $18.2 million associated with a full year of cost related to the November 2004 restricted stock grant, which is partially offset by the absence of Equiserve. Financial Services Segment income from operations for 2004 increased as a result of higher operating revenues of $81.3 million primarily from increased mutual fund shareowner servicing, higher lock\line related revenues and the reversal of a $10.0 million subsidiary pre-acquisition contingency litigation reserve. This was partially offset by increased personnel costs of $34.1 million primarily to support new product development, increased lock\line related revenues and $3.1 million related to the restricted stock grant along with increased depreciation and amortization expense, primarily attributable to depreciation of capital costs for the Company’s Recovery Data Center.

Output Solutions Segment income from operations increased $4.9 million or 23.2% in 2005 and $9.2 million or 77.3% in 2004. The increase in 2005 resulted primarily from higher revenues and from lower depreciation and amortization costs. Costs and expenses in 2005 increased $29.8 million, primarily related to higher OOP costs associated with higher volumes and higher personnel and other costs associated with the increase in operating revenues and from $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant. Depreciation and amortization in 2005 decreased $1.3 million due to asset retirements. The increase in 2004 resulted primarily from lower costs and expenses from cost containment activities. Costs and expenses in 2004 decreased $100.7 million, reflecting the absence of OMS costs and expenses and cost containment activities, partially offset by additional compensation expense of $0.8 million related to the November 2004 restricted stock grant.

Customer Management Segment income from operations decreased $16.5 million or 60.7% in 2005 and $0.6 million or 2.2% in 2004. The decrease in 2005 is due to lower revenues as a result of the sale of the Innovis Entities to Amdocs on July 1, 2005 and approximately $7.6 million of higher compensation-related costs resulting from a full year of cost from the November 2004 restricted stock grant. Of the $7.6 million increase in restricted stock expense during 2005, $6.9 million is associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities. The decrease in 2004 was primarily attributable to increased operating revenues offset by increased personnel costs and expenses of $15.1 million attributable to higher costs associated with a customer billing software solution (“Collabrent”) along with additional compensation expense of $0.4 million related to the November 2004 restricted stock grant. In 2004, depreciation expense increased slightly due to the initial amortization of capitalized software for the first operational components of Collabrent.

Investments and Other Segment income from operations increased $51.6 million in 2005 and decreased $24.8 million in 2004. The increase in the 2005 is primarily due to pretax gains of approximately $26.0 million resulting from the sale of an office building and the related property, reflected as a reduction in costs and expenses, and lower costs and expenses as a result of a 2004 contribution of marketable securities to the Company’s charitable foundation account. The 2004 amount decreased primarily due to the contribution of marketable securities to the Company’s charitable foundation account.

Interest expense

Interest expense was $66.6 million in 2005 compared to $55.3 million in 2004 and $26.9 million in 2003. The increase in 2005 was primarily a result of higher average interest rates, the recognition of $1.2 million of unamortized debt issuance costs as a result of the replacement of the Company’s syndicated line of credit facility in June of 2005 and interest expense associated with the forward stock purchase agreement that closed in June 2005. The increase in 2004 was primarily a result of the $840 million of convertible debentures issued in August 2003 and higher borrowings and higher interest rates on the syndicated line of credit facility, principally to finance the Janus Exchange and share repurchases. The Company expects that the variable interest rate will continue to increase in 2006.

Other income, net

Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2005, 2004 and 2003 amounts include $81.2 million (approximately $76.3 million gain associated with the exchange of CSC shares for the Health Solutions business), $34.8 million and $9.3 million, respectively, of net gains on securities and other investments. Included in net gains are $4.5 million, $6.8 million and $6.1 million of investment impairments for 2005, 2004 and 2003, respectively. Included in 2005 Other income is $3.5 million related to the reversal of a liability associated with a significant customer contract which was probable and established at the time of the Equiserve sale, but has subsequently been reversed.

Gains on sale of businesses

Gains on sale of businesses were $274.2 million for the year ended December 31, 2005, due to the sale of the Innovis Entities and the sale of EquiServe to Computershare. The Company recognized a $153.8 million gain on the sale of the Innovis Entities to Amdocs on July 1, 2005. On June 17, 2005, the Company completed the sale of EquiServe, Inc. to Computershare, in accordance with the terms of an agreement dated October 20, 2004, and recognized a gain of $120.4 million. During the year ended December 31, 2003, the Company recognized a $108.9 million gain on the Janus Exchange.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2005, 2004 and 2003 is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
BFDS	$29.0	$10.9	$9.7
IFDS U.K.	10.0	4.6	(1.7)
IFDS Canada	5.5	3.5	2.4
Other	0.3	(13.6)	2.1
	$44.8	$5.4	$12.5

Equity in earnings of unconsolidated affiliates increased $39.4 million in 2005. Increased earnings at BFDS resulting from higher revenues from client additions and the recognition of a $11.2 million deferred gain resulting from the sale of Equiserve. In 2002, BFDS sold its partial interest in Equiserve to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold Equiserve to Computershare, an unrelated third party. IFDS U.K. 2005 results improved primarily due to higher professional service fees associated with enhancements relating to the implementation of new regulatory requirements. IFDS U.K. 2005 results reflect a decrease in accounts serviced to 5.2 million at December 31, 2005, which is 100,000 or 1.9% below year end 2004 levels. IFDS Canada earnings increased in 2005 from higher revenues resulting from higher levels of accounts serviced. Accounts serviced by IFDS Canada were 6.8 million at December 31, 2005, an increase of 600,000 or 9.7% from year end 2004 levels. The increase in 2005 earnings from Other unconsolidated affiliates is primarily due to 2004 results reflecting a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

Equity in earnings of unconsolidated affiliates decreased $7.1 million in 2004. Increased earnings at BFDS resulting from higher revenues from client additions was partially offset by an investment impairment charge. Excluding the impairment charge, equity in earnings of BFDS would have been $13.6 million. IFDS U.K. 2004 results improved primarily due to higher levels of accounts serviced and the favorable finalization of certain leasehold obligations originally established at the time of property abandonment offset by an investment impairment charge. Excluding the impairment charge, equity in IFDS U.K. would have been $7.2 million. IFDS U.K. 2004 results reflect an increase in accounts serviced to 5.3 million at December 31, 2004, which is 0.7 million or 15.2% above year end 2003 levels. IFDS Canada earnings increased in 2004 from higher revenues from new business, partially offset by increased costs of operations. Accounts serviced by IFDS Canada were 6.2 million at December 31, 2004, an increase of 3.5 million or 129.6% from year end 2003 levels which include the conversion in December 2004 of a client with 3.0 million accounts from a facility management arrangement to a remote processing arrangement. The reduction in 2004 earnings from Other unconsolidated affiliates is primarily due to a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

Income taxes

The Company’s effective tax rate was 39.6%, 30.8% and 25.4% for the years ended December 31, 2005, 2004 and 2003, respectively. The effective tax rates for 2005 are higher principally due to higher effective tax rates relating to the Health Solutions exchange (see Note 3 to the Company’s financial statements included in Item 8 of the annual report on form 10-K), the EquiServe sale (see Note 3 to the Company’s financial statements included in Item 8 of the annual report on form 10-K), the Innovis Entities sale (see Note 3 to the Company’s financial statements included in Item 8 of the annual report on form 10-K), the sale of an office building and a repatriation dividend explained below. The reduction in the 2004 tax rate from the Federal statutory tax rate of 35% was primarily the result of tax benefits realized from the charitable contribution of marketable securities and rehabilitation credits associated with certain real estate activities. The 2003 effective tax rate was reduced by the Janus Exchange. The tax rates were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules. Excluding the effects of discrete period items, such as the lock\line merger with a wholly-owned subsidiary of Asurion, the Company expects its recurring effective tax rate for 2006 to be approximately 37.5%.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated foreign earnings from the U.K. The amount of the dividend from the United Kingdom to the United States was approximately $88 million. The Federal and state income tax expense related to the dividend was approximately $2 million, net of related foreign tax credits.

Net income

Net income for the year ended December 31, 2005 was $424.6 million, an increase of $201.8 million compared to 2004 net income of $222.8 million. Included in net income for 2005 were net pretax gains of $274.2 million resulting from the sale of Equiserve and the Innovis Entities, net pretax gains of $81.2 million associated with securities transactions (principally shares of CSC that were exchanged in the DST Health Solutions transaction), net pretax gains of $26.0 million resulting from the sale of an office building and the related fixed assets, net pretax gains at BFDS resulting from the recognition of an $11.2 million previously deferred gain resulting from the sale of Equiserve,  partially offset by asset impairment charges of $11.6 million related to DST’s wealth management software products, an impairment charge of $2.4 million on certain real-estate assets, $8.3 million of costs related to the EquiServe, Health Solutions and lock\line transactions, $30.1 million of compensation costs related to a full year of amortization expense from the November 2004 restricted stock grant, and the tax effect of all these items.

Net income for the year ended December 31, 2004 was $222.8 million, a decrease of $98.0 million compared to 2003 net income of $320.8 million. Included in net income for 2004 were pretax gains of $50.0 million resulting from $34.8 million of net gains on securities sold or contributed and a $10.0 million pretax reversal of a pre-acquisition contingency reserve, partially offset by $20.0 million of pretax unconsolidated affiliate impairment charges. Included in net income for 2003 were pretax gains of $100.1 million resulting from $108.9 million of net gains associated with the Janus Exchange and $9.3 million of net pretax gains on securities, partially offset by $15.5 million of pretax compensation costs associated with termination of the reload feature of employee stock options and pretax costs of $2.6 million for facility and other consolidations.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for 2005 increased 4.3% over 2004 to $1,351.1 million. Financial Services Segment operating revenues for 2005 increased 3.7% over 2004 to $1,183.7 million. U.S. Financial Services operating revenues increased 3.4% to $1,037.6 million in 2005 due to increased U.S. mutual fund servicing revenues, $54.3 million of increased lock\line related revenues from increases in supported customers and expanded service offerings, $63.6 million of revenues from Health Solutions since the acquisition on April 29, 2005, offset by a $133.9 million reduction in EquiServe revenues due to the sale of this entity on June 17, 2005. U.S. mutual fund servicing revenues for 2005 increased 3.6% over 2004 as U.S. mutual fund shareowner accounts processed increased 10.8% from 92.2 million at December 31, 2004 to 102.2 million at December 31, 2005. Active U.S. AWD workstations were 76,000 at December 31, 2005, an increase of 14.1% over year end 2004 levels.

Financial Services Segment operating revenues from international operations for 2005 increased 5.3% to $146.1 million. This increase is principally from higher software license and maintenance revenues. Active international AWD workstations were 31,200 at December 31, 2005, an increase of 4.7% over year end 2004 levels.

Financial Services Segment total revenues for 2004 increased 9.1% over 2003 to $1,295.4 million. Financial Services Segment operating revenues for 2004 increased 7.7% over 2003 to $1,141.8 million. U.S. Financial Services operating revenues increased 7.0% to $1,003.1 million in 2004 primarily from increased U.S. mutual fund servicing revenues and increased lock\line revenue from increases in supported customers and expanded service offerings. U.S. mutual fund servicing revenues for 2004 increased 4.2% over 2003 as U.S. mutual fund shareowner accounts processed increased 4.9% from 87.9 million at December 31, 2003 to 92.2 million at December 31, 2004. Active U.S. AWD workstations were 66,600 at December 31, 2004, an increase of 10.3% over year end 2003 levels.

Financial Services Segment operating revenues from international operations for 2004 increased 12.8% to $138.7 million. This increase is principally from higher software license and maintenance revenues and higher foreign currency exchange rates. Active international AWD workstations were 29,800 at December 31, 2004, an increase of 12.0% over year end 2003 levels.

Costs and expenses

Financial Services Segment costs and expenses for 2005 increased 7.9% over 2004 to $977.2 million. This increase was primarily attributable to approximately $8.3 million in transaction costs incurred in connection with the lock\line merger, the Health Solutions exchange and the sale of Equiserve, higher OOP expenses associated with higher OOP revenues, increased lock\line related costs to support revenue growth and the inclusion of DST Health Solutions, which is partially offset by the sale of Equiserve. Personnel costs in 2005 increased 2.4% over 2004 as a result of an increase in headcount at lock\line associated with the growth in that business and by $18.2 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant

Segment costs and expenses for 2004 increased 8.4% over 2003 to $905.4 million. This increase was primarily attributable to higher OOP expenses associated with higher OOP revenues, increased lock\line related costs to support revenue growth and additional compensation expense of $3.1 million related to the November 2004 restricted stock grant, partially offset by the reversal of a $10.0 million subsidiary pre-acquisition contingency litigation reserve. Personnel costs in 2004 increased 6.2% over 2003 principally from an increase of $12.7 million of lock\line expenses for personnel growth.

Depreciation and amortization

Financial Services Segment depreciation and amortization for 2005 and 2004 increased 2.9% to $111.5 million and 14.0% to $108.4 million, respectively, over the comparable prior year period. The increase in 2005 is primarily attributable to wealth management software impairment charges of $11.6 million and the amortization of intangible assets from Health Solutions. The increase in 2004 is primarily attributable to depreciation of capital costs for the Company’s Recovery Data Center which became operational in December 2003.

Income from operations

Financial Services Segment income from operations for 2005 and 2004 decreased 6.8% to $262.4 million and increased 9.5% to $281.6 million, respectively, over the comparable prior year. The decrease in 2005 is primarily attributable to $8.3 million in transaction costs incurred in connection with the lock\line merger, the DST Health Solutions exchange and the sale of Equiserve, increased costs and expenses from wealth management software impairment charges of $11.6 million, increased lock\line costs and expenses to support the growth in that business and from $18.2 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

The increase in 2004 is principally from higher operating revenues and the reversal of the subsidiary pre-acquisition litigation reserve, partially offset by higher lock\line related costs and $3.1 million of compensation expenses associated with the November 2004 restricted stock grant.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for 2005 increased 7.4% to $1,100.8 million compared to 2004. Operating revenues in 2005 increased 7.3% to $487.2 million compared to 2004. The increase in operating revenues was primarily due to higher telecommunications and other financial services industry revenues. Out-of-pocket revenues increased 7.5% to $613.6 million compared to 2004 primarily from higher volumes.

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

Costs and expenses

Output Solutions Segment costs and expenses for 2005 increased 7.4% to $1,047.9 million over 2004. The increase is primarily related to higher OOP costs associated with higher volumes and higher personnel and other costs associated with the increase in operating revenues. Personnel costs in 2005 increased 9.3% from 2004 primarily due to higher costs associated with the increase in operating revenues and from $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

Output Solutions Segment costs and expenses for 2004 decreased 9.4% to $975.3 million over 2003. The decrease is primarily related to the absence of OMS costs and expenses, lower personnel costs and other cost containment activities, partially offset by additional compensation expense of $0.8 million related to the November 2004 restricted stock grant. Personnel costs in 2004 decreased 14.8% from 2003 primarily due to a decrease of $22.3 million from the absence of OMS and $7.3 million due to reduced headcount and cost containment activities, partially offset by a full year of amortization from the November 2004 restricted stock grant.

Depreciation and amortization

Output Solutions Segment depreciation and amortization decreased 4.6% to $26.9 million in 2005. The decrease is primarily from lower capital expenditures. Segment depreciation and amortization decreased 21.7% to $28.2 million in 2004. The decrease is primarily due to the exclusion of OMS and from both lower capital expenditures of approximately $3.8 million and the timing of capital expenditures, of which the majority occurred during the fourth quarter of 2004. To meet expected increases in volumes printed and to achieve operational efficiencies, the Output Solutions Segment plans to significantly increase capital spending on printing equipment during 2006. It is expected that depreciation expense for this segment will increase as a result of these capital expenditures and from the use of accelerated depreciation methods by the Company.

Income from operations

Output Solutions Segment income from operations increased 23.2% to $26.0 million and increased 77.3% to $21.1 million for 2005 and 2004, respectively. The 2005 increase was primarily due to higher operating revenues and lower depreciation and amortization costs which is partially offset by $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

The 2004 increase was primarily due to cost containment activities.

CUSTOMER MANAGEMENT SEGMENT  (SOLD  JULY 1, 2005)

Revenues

Customer Management Segment total revenues for 2005 decreased 49.1% to $123.0 million and 2004 total revenues were essentially unchanged compared to 2003. Segment operating revenues for 2005 decreased 48.7% to $96.6 million as compared to 2004. The decrease in 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005.

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

Costs and expenses

Customer Management Segment costs and expenses for 2005 and 2004 decreased 47.5% to $109.0 million and increased 0.1% to $207.6 million, respectively, over the comparable prior year. The decrease in 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005. Included in 2005 is approximately $6.9 million of compensation-related costs associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities in November 2004. The increase in costs and expenses during 2004 is attributable to increased costs associated with the Collabrent software and additional compensation expense of $0.4 million related to the November 2004 restricted stock grant.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2005 and 2004 decreased 52.1% to $3.3 million and increased 6.2% to $6.9 million, respectively, over the comparable prior year. The decrease in 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005. The 2004 increase was primarily due to the amortization of capitalized software for the first operational components of the Collabrent software.

The first components of Collabrent were placed into production in July 2004 and accordingly, amortization of the capitalized costs for those components commenced at that time. The Company had assigned a seven year life to Collabrent for amortization purposes.

Income from operations

Customer Management Segment income from operations decreased $16.6 million and $0.6 million in 2005 and 2004, respectively. The decrease in 2005 is due to lower revenues as a result of the sale of the Innovis Entities to Amdocs on July 1, 2005 and approximately $6.9 million in additional costs and expenses associated with accelerated vesting in connection with the sale of the Innovis Entities. The decrease in income from operations in 2004 was attributable to higher personnel costs associated with Collabrent, the November 2004 restricted stock grant and higher depreciation costs associated with Collabrent.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues totaled $67.5 million, $65.7 million and $60.3 million in 2005, 2004 and 2003, respectively. Investments and Other Segment operating revenues totaled $67.1 million, $65.3 million and $59.8 million in 2005, 2004 and 2003, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Investments and Other Segment costs and expenses decreased $51.2 million in 2005 and increased $28.0 million in 2004. The decrease in 2005 was primarily due to costs and expenses being partially offset by $26.0 million of gains resulting from the sale of an office building and its associated property. The increase in 2004 costs and expenses was due to a contribution of marketable securities, valued at $28.2 million, to the Company’s charitable foundation.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $1.4 million in 2005 as a result of $2.4 million of asset impairments in 2005 on certain real estate properties. Depreciation and amortization increased $2.2 million in 2004 as a result of additional real-estate investments.

Income from operations

Investments and Other Segment income from operations was $37.3 million in 2005. The segment had a loss from operations of $14.3 million and income from operations of $10.5 million in 2004 and 2003, respectively. The 2005 increase was primarily due to $26.0 million of gains resulting from the sale of an office building and its associated property.  The decrease in 2004 was primarily due to the contribution of marketable securities, valued at $28.2 million, to the Company’s charitable foundation.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations. During the year ended December 31, 2005, the Company realized significant cash flows from investing activities related to the exchange of CSC common stock for the Health Solutions business, the sale of the EquiServe and the Innovis Entities businesses, and the sale of an office building. In addition, during 2005, the Company expanded its share repurchase activities. Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt. Information on the Company’s consolidated cash flows for the years ended December 31, 2005, 2004 and 2003 is presented in the consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

The Company had $80.2 million of cash at December 31, 2005 compared to $95.0 million at December 31, 2004. The Company’s cash flow from operating activities totaled $168.0 million, $393.8 million and $378.2 million in 2005, 2004 and 2003, respectively. Operating cash flows of $168.0 million in 2005 resulted principally from net income of $424.6 million less significant non-operating cash items included in the determination of net income that resulted from the Company’s investing activities. These items include $300.9 million of pretax gains related to the sale of businesses and property, $81.2 million of gains related to the sale of investments (principally a $76.3 million gain from the CSC stock in the Health Solutions exchange transaction) and $127.6 million decrease to deferred income taxes, partially offset by $158.1 million of depreciation and amortization. During the year ended December 31, 2005, the Company paid income taxes of $243.2 million. Of that amount, approximately $176 million is directly associated with the gain on the sale of the Innovis Entities, EquiServe and an office building. The proceeds from these sales are included in investing activities, but the income tax payments on these transactions are required to be treated as an operating cash outflow. At December 31, 2005, the Company had income taxes payable of $137.7 million. Included in that amount are liabilities related to uncertain tax positions. Approximately $111 million is for tax uncertainties relating to the Company’s treatment of the Health Solutions exchange transaction as a tax free reorganization under Section 355 of the Internal Revenue Code. Approximately $20.2 million is for tax uncertainties relating to the Company’s treatment of a transaction in the Company’s 2000 income tax return. As promulgated by Generally Accepted Accounting Principles, the Company has presented tax uncertainties as a current liability, however, management estimates the resolution of these uncertainties could take more than one year.

Research and Development

The Company’s research and development efforts are focused on introducing new products and services as well as on enhancing its existing products and services. The Company expended $189.2 million, $251.6 million and $216.0 million in 2005, 2004 and 2003, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products of which $40.0 million, $61.9 million and $61.8 million was capitalized and included in Investing Activities in 2005, 2004 and 2003, respectively. Client funded software development and maintenance expenditures totaled $18.4 million, $19.7 million and $17.5 million for 2005, 2004 and 2003, respectively. The decline in research and development related expenditures during 2005 is mostly attributed to the sale of EquiServe (Fairway software) and the Innovis Entities (Collabrent software).

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $93.3 million and $75.2 million of transfer agency investments and deposits at December 31, 2005 and 2004, respectively.

Investing Activities

Cash flows provided by investing activities were $588.4 million during the year ended December 31, 2005. Cash flows used in investing activities totaled $178.7 million and $241.5 million in 2004 and 2003, respectively. The increase in cash provided by investing activities during 2005 is due to the proceeds received from the sale of businesses and property. The Company continues to make significant investments in capital equipment, software, systems and facilities.

Capital Expenditures

During the years ended December 31, 2005, 2004 and 2003, the Company expended $137.1 million, $182.6 million and $264.3 million, respectively, in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders. Of this total, $11.0 million, $42.1 million and $89.5 million during 2005, 2004 and 2003, respectively, related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements. Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $40.0 million, $61.9 million and $61.8 million in 2005, 2004 and 2003, respectively. Capital expenditures for 2005, 2004 and 2003 include $5.0 million, $8.7 million and $3.5 million for assets placed in service in 2004, 2003 and 2002, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required. In 2006, the Output Solutions Segment plans to increase capital spending on its facilities and printing equipment to support new and existing business.

Investments

The Company made $66.1 million, $50.1 million and $17.3 million of investments in available-for-sale securities in 2005, 2004 and 2003, respectively. The Company advanced $20.0 million, $25.9 million and $36.1 million to unconsolidated affiliates and other investments in 2005, 2004, and 2003, respectively. During 2005, 2004 and 2003, the Company received $43.4 million, $92.8 million and $64.7 million, respectively, from the sale of investments in available-for-sale securities and received $0.4 million, $3.4 million and $5.0 million during 2005, 2004 and 2003, respectively, from the sale and maturities of other investments. Gross realized gains of $85.2 million, $43.4 million and $11.0 million and gross losses of $3.3 million, $1.5 million and $4.5 million, were recorded in 2005, 2004 and 2003, respectively, from available-for-sale securities. In addition, the Company expended approximately $25.6 million and $2.3 million during 2004 and 2003, respectively, for acquisitions of subsidiaries, net of cash acquired.

Proceeds from the Sale of EquiServe

The Company received cash proceeds of $237.1 million and 29.6 million shares of Computershare stock from the sale of EquiServe on June 17, 2005.

Proceeds from the Sale of the Innovis Entities

The Company received net cash proceeds of $234.3 million from the sale of the Innovis Entities on July 1, 2005.

Sale of Properties

During 2005, the Company sold properties (principally an office building and its furniture and fixtures) and received proceeds of approximately $80.1 million.

Proceeds from the sale of EquiServe, the Innovis Entities and properties were used principally to repurchase shares of the Company’s stock and to reduce debt.

Financing Activities

Cash flows used in financing activities totaled $771.2 million, $212.0 million and $119.8 million in 2005, 2004 and 2003, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $97.3 million, $55.4 million and $16.3 million from the issuance of common stock under the Company’s Employee Stock Purchase Plan and from the exercise of employee stock options in 2005, 2004 and 2003, respectively. The Company repurchased $777.4 million, $285.5 million and $143.2 million of common stock under the Company’s stock repurchase plan and for requested share withholdings for tax payments related to stock option exercises in 2005, 2004 and 2003, respectively.

Under the announced stock repurchase programs, the Company expended $761.0 million for approximately 14.5 million shares, $276.4 million for approximately 5.7 million shares, and $142.3 million for approximately 4.2 million shares during the years ended December 31, 2005, 2004, and 2003, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $16.4 million, $9.1 million, and $0.9 million during the years ended December 31, 2005, 2004 and 2003, respectively.

During 2004, DST’s Board of Directors authorized an 11.5 million share repurchase plan and had 5.8 million shares remaining to be purchased under these authorized plans at December 31, 2004. On August 2, 2005, DST’s Board of Directors increased its share repurchase authorization by 8.0 million shares and extended the repurchase period to July 31, 2008. The Company completed these outstanding share repurchase authorizations in early October 2005. Effective October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. At December 31, 2005, the Company had 5.3 million shares remaining to be purchased under the October 25, 2005 share repurchase authorization. During January and February 2006, the Company settled purchases of 2.5 million shares of DST’s common stock at an approximate cost of $144 million.

At certain times, the Company uses forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under an agreement that contained provisions allowing the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. In January 2005, the Company entered into a new forward stock purchase agreement that required physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. During June 2005, this forward stock purchase agreement was settled when the Company entered into a $105.8 million promissory note with a bank. This note was extinguished in June 2005 with proceeds from the sale of EquiServe and borrowings under the New Credit Agreement. During the year ended December 31, 2005, 2.1 million shares of common stock were purchased under this January 2005 forward stock purchase agreement at an average price of $50.72 per share, and these shares are included in the amount of shares purchased by the Company in the preceding paragraphs. During 2003, the Company purchased 3.7 million shares for $128.5 million under forward stock purchase agreements.

Debt Activity

The Company has used four primary sources of debt financing: 1) the syndicated line of credit facility; 2) convertible debentures; 3) subsidiary line of credit facilities; and 4) real estate secured promissory notes. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. Net borrowings from the Company’s line of credit facilities totaled $27.0 million, $94.6 million and $238.2 million for 2005, 2004 and 2003, respectively. The Company issued $840.0 million of convertible debentures in 2003 and received cash proceeds of $819.0 million. The Company had bridge loans of $105.8 million in 2005 and $100.0 million in 2003. The 2005 bridge loan (or promissory note) was used to settle the January 2005 forward stock purchase agreement and was repaid in June 2005. The Company had $1,404.5 million and $1,482.9 million of debt outstanding at December 31, 2005 and 2004, respectively.

Syndicated Line of Credit Facility

On June 28, 2005, the Company entered into a New Credit Agreement to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650.0 million and was comprised of a $400.0 million three-year revolving line of credit and a $250.0 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600.0 million. The interest rates applicable to loans under the New Credit Agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The New Credit Agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the New Credit Agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the New Credit Agreement may be declared immediately due and payable. The maturity date for the New Credit Agreement is July 1, 2010. On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300.0 million of the outstanding balance under the old credit facility to the new credit facility. This transfer has been treated as a non-cash transaction. The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility. The Company was in compliance with all debt covenants at December 31, 2005.

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. Borrowings under the facility were available at rates based on the offshore (LIBOR), Federal Funds or prime rates. This loan was repaid when the New Credit Agreement was executed.

Convertible Debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million aggregate principal amount of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds from these debentures were used in the Janus Exchange transaction. These convertible debentures are further described in the Significant Events section of Item 7 and in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

At the beginning of 2006, DST notified the trustee for the $840 million senior convertible debentures that bondholders are eligible to convert these securities through March 31, 2006. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. This conversion right is the result of the price of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarter ended December 31, 2005. As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2005. DST does not expect significant conversion activity during the first quarter 2006. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Subsidiary line of credit facility

On September 30, 2005, one of the Company’s subsidiaries entered into an unsecured $50 million revolving line of credit agreement that will be used for working capital requirements and general corporate purposes. This revolving line of credit agreement replaced an existing $50 million revolving line of credit that was secured by the subsidiaries’ investment assets. Borrowings under this revolving line of credit totaled $9.9 million at December 31, 2005. This credit facility is further described in Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,404.5	$863.1	$55.0	$485.4	$1.0
Operating lease obligations	70.6	25.6	30.0	5.9	9.1
Software license agreements	66.4	15.1	48.5	2.8
Other	36.7	14.6	22.1
	$1,578.2	$918.4	$155.6	$494.1	$10.1

Interest obligations on the Company’s secured promissory notes, convertible senior debentures and revolving line of credit are not included in the table above. Related to the secured promissory notes, interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39% and variable rates are based on LIBOR plus 160 basis points at December 31, 2005. The Series A ($540 million principal) and Series B ($300 million principal) debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Borrowings under the revolving line of credit are available at rates based on the offshore (LIBOR), Federal Funds or prime rates. An annual facility fee of 0.15% to 0.225% is also required on the revolving line of credit.

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

Unconsolidated affiliates

The Company has formed operating joint ventures to enter into or expand its presence in target markets. To further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street, a leading mutual fund custodian. The Company’s international mutual fund/unit trust shareowner processing businesses (IFDS U.K., IFDS Canada and IFDS Luxembourg) are also owned 50% by the Company and 50% by State Street. In addition, in 1989 the Company gained access to the information processing market for the health insurance industry through the acquisition of a 50% interest in Argus, which provides pharmacy claim processing for managed care providers. The Company also utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties. Two of the largest of these real estate joint ventures were formed in 1988 and 2004. The Company receives revenues for processing services and products provided to the operating joint ventures. The Company pays lease payments to certain real estate ventures. The Company has entered into various agreements with unconsolidated affiliates to utilize the Company’s data processing facilities and computer software systems. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company recognizes, on an equity basis, income and losses from its pro-rata share of these companies’ net income or loss.

The Company’s unconsolidated affiliates had a carrying value of $279.7 million and $237.1 million at December 31, 2005 and 2004, respectively. The Company recognized revenues from these unconsolidated affiliates of $158.7 million, $156.5 million and $149.0 million in 2005, 2004 and 2003, respectively. The Company paid these unconsolidated affiliates $29.8 million, $52.1 million and $44.0 million in 2005, 2004 and 2003, respectively, for products, services and leases. At December 31, 2005 and 2004, the Company’s unconsolidated affiliates owed the Company $76.3 million and $75.7 million, respectively, including approximately $37.2 million and $38.4 million of a secured commercial mortgage loan receivable at December 31, 2005 and 2004, respectively, and $20.7 million and $30.8 million of advances at December 31, 2005 and 2004, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $(10.1) million, $3.1 million and $15.7 million during 2005, 2004 and 2003, respectively. Net investments to unconsolidated affiliates were $9.1 million, $22.8 million and $20.4 million during 2005, 2004 and 2003, respectively. The Company owed $0.1 million and $0.4 million to unconsolidated affiliates at December 31, 2005 and 2004, respectively. In 2004 and 2003, the Company paid $11.4 million and $12.7 million to BFDS for installment payments, respectively, related to the EquiServe acquisition.

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture. The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million. At December 31, 2005, there were no outstanding borrowings against the loan.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit for a 50% owned real estate joint venture. The line of credit becomes due and the Company’s guarantee thereof expires on June 17, 2006. At December 31, 2005, total borrowings against the line of credit were $5.8 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture. The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007. At December 31, 2005, total borrowings on the loan were $20.2 million, resulting in a guarantee of $1.0 million by the Company.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33%

owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2005, total borrowings on the loan were $28.4 million.

As previously disclosed, the Company has entered into an agreement to guarantee, on a joint and several basis, $29 million related to the construction loan for the development of approximately 1.1 million square feet of office space intended to be leased to the U.S. government. At December 31, 2005, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.5 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of IFDS Canada and was originally financed with a $19.5 million mortgage loan from a bank. At December 31, 2005, amounts borrowed under this loan were $19.3 million. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.5 million.

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

Guarantees

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

At December 31, 2005 and 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

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

Comprehensive income

The Company’s comprehensive income totaled $363.4 million, $264.2 million and $507.6 million in 2005, 2004 and 2003, respectively. Comprehensive income consists of net income of $424.6 million, $222.8 million and $320.8 million in 2005, 2004 and 2003, respectively, and other comprehensive loss of $61.2 million in 2005 and other comprehensive income of $41.4 million and $186.8 million in 2004 and 2003, respectively. Other comprehensive income consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income, the Company’s proportional share of an unconsolidated affiliate interest rate swap and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company had a net change in unrealized gains (losses) on available-for-sale securities resulting in a net gain (loss) in 2005, 2004 and 2003, respectively, of $(28.4) million, $36.5 million and $173.3 million. The Company’s net unrealized gains and losses on available-for-sale securities results primarily from changes in the market value of the Company’s investments in approximately 12.8 million shares of State Street common stock, approximately 29.6 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2005, these three investments had an aggregate pre-tax unrealized gain of approximately $585.5 million. The Company’s proportional share of an unconsolidated affiliate interest rate swap was $(12.0) million and ($11.1) million in 2005 and 2004, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income are $(31.9) million and $16.0 million in 2005 and 2004, respectively.

Other than temporary impairments

At December 31, 2005, the Company’s available-for-sale securities had unrealized holding losses of $1.0 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses at December 31, 2005 are other than temporary.

The Company recognized $4.5 million, $6.8 million and $6.1 million of investment impairments for the years ended December 31, 2005, 2004 and 2003, respectively, which the Company believed were other than temporary. The impairments related primarily to investments held by the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in Other income, net in the Statement of Operations.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of December 31, 2005 was approximately $1.1 billion. The impact of a 10% change in fair value of these investments would be approximately $66.4 million to comprehensive income. As discussed under “Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts on which the Company is the agent. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2005, the Company and its joint ventures had approximately $1.0 billion of cash balances maintained in such accounts, of which $950.4 million are maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $1.3 million of net income (loss).

At December 31, 2005, the Company had $1,404.5 million of debt, of which $547.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). At December 31, 2005, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $12.0 million. The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar and Thai Baht. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2005, the Company’s international subsidiaries had approximately $158 million in total assets and for the year ended December 31, 2005, these international subsidiaries produced approximately $8.5 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $15.8 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $1 million.

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

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

We have completed integrated audits of DST Systems, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Kansas City, Missouri

March 6, 2006

DST Systems, Inc.
Consolidated Balance Sheet
(dollars in millions, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$80.2	$95.0
Transfer agency investments	93.3	75.2
Accounts receivable (includes related party receivables of $18.5 and $6.5)	386.2	462.0
Inventories	15.2	14.3
Deferred income taxes	32.9	37.4
Other assets	33.7	46.4
Assets of businesses held for sale	118.9	41.4
	760.4	771.7
Investments	1,405.2	1,473.7
Properties	492.4	654.9
Goodwill	75.1	108.1
Intangibles	18.9	92.5
Other assets	90.8	69.6
Assets of businesses held for sale	186.7	212.9
Total assets	$3,029.5	$3,383.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$863.1	$109.2
Transfer agency deposits	93.3	75.2
Accounts payable	97.6	178.9
Accrued compensation and benefits	90.2	96.9
Deferred revenues and gains	69.4	75.0
Other liabilities	160.3	141.4
Income taxes payable	137.7
Liabilities of businesses held for sale	110.7	70.7
	1,622.3	747.3
Long-term debt	541.4	1,373.7
Deferred income taxes	318.0	466.2
Other liabilities	52.1	50.4
	2,533.8	2,637.6
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	209.8	226.3
Retained earnings	1,162.0	737.4
Unearned compensation	(106.8)	(132.6)
Treasury stock, at cost	(1,148.2)	(525.4)
Accumulated other comprehensive income	377.9	439.1
Total stockholders’ equity	495.7	745.8
Total liabilities and stockholders’ equity	$3,029.5	$3,383.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$1,744.6	$1,732.0	$1,724.9
Out-of-pocket reimbursements	770.5	696.6	691.4
Total revenues (includes related party revenues of $158.7, $156.5 and $149.0)	2,515.1	2,428.6	2,416.3
Costs and expenses	2,020.6	1,954.4	1,958.4
Depreciation and amortization	158.1	158.5	150.4
Income from operations	336.4	315.7	307.5
Interest expense	(66.6)	(55.3)	(26.9)
Other income, net	114.2	56.2	28.1
Gains on sale of businesses	274.2		108.9
Equity in earnings of unconsolidated affiliates	44.8	5.4	12.5
Income before income taxes	703.0	322.0	430.1
Income taxes	278.4	99.2	109.3
Net income	$424.6	$222.8	$320.8
Average common shares outstanding	75.2	83.7	114.5
Average diluted shares outstanding	78.7	86.1	116.0
Basic earnings per share	$5.65	$2.66	$2.80
Diluted earnings per share	$5.39	$2.59	$2.77

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in millions)

							Accumulated
	Common Stock		Additional				Other	Total
	Shares	Par	Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Compensation	Stock	Income	Equity
December 31, 2002	119.6	$1.3	$367.2	$1,169.2	$	$(326.6)	$210.9	$1,422.0
Comprehensive income:
Net income				320.8
Other comprehensive income							186.8
Comprehensive income								507.6
Retirement of common stock	(32.3)	(0.3)	(149.8)	(975.4)				(1,125.5)
Issuance of common stock	0.8		(8.6)			31.4		22.8
Repurchase of common stock	(4.2)					(143.2)		(143.2)
December 31, 2003	83.9	1.0	208.8	514.6		(438.4)	397.7	683.7
Comprehensive income:
Net income				222.8
Other comprehensive income							41.4
Comprehensive income								264.2
Issuance of restricted stock	2.8		25.6		(137.1)	111.5
Amortization of restricted stock					4.5			4.5
Issuance of common stock	2.0		(8.1)			87.0		78.9
Repurchase of common stock	(5.7)					(285.5)		(285.5)
December 31, 2004	83.0	1.0	226.3	737.4	(132.6)	(525.4)	439.1	745.8
Comprehensive income:
Net income				424.6
Other comprehensive loss							(61.2)
Comprehensive income								363.4
Issuance of restricted stock	0.2		6.8		(8.8)	2.0
Amortization of restricted stock					34.6			34.6
Issuance of common stock	3.0		(23.3)			152.6		129.3
Repurchase of common stock	(14.5)					(777.4)		(777.4)
December 31, 2005	71.7	$1.0	$209.8	$1,162.0	$(106.8)	$(1,148.2)	$377.9	$495.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows—operating activities:
Net income	$424.6	$222.8	$320.8
Depreciation and amortization	158.1	158.5	150.4
Equity in earnings of unconsolidated affiliates	(44.8)	(5.4)	(12.5)
Net realized gains on investments	(81.2)	(24.8)	(7.9)
(Gains) losses on sale of businesses and property	(300.9)	1.6	(110.2)
Amortization of unearned compensation on restricted stock	34.6	4.5
Deferred income taxes	(127.6)	64.3	(12.6)
Changes in accounts receivable	(15.3)	(79.2)	(9.4)
Changes in other assets	(75.1)	4.6	(6.6)
Changes in transfer agency investments	(18.1)	(11.8)	(1.8)
Changes in transfer agency deposits	18.1	11.8	1.8
Changes in accounts payable and accrued liabilities	19.9	52.2	35.3
Changes in income taxes payable	172.5	(22.5)	10.2
Changes in deferred revenues and gains	7.0	(21.6)	15.4
Changes in accrued compensation and benefits	2.8	20.9	7.1
Other, net	(6.6)	17.9	(1.8)
Total adjustments to net income	(256.6)	171.0	57.4
Net	168.0	393.8	378.2
Cash flows—investing activities:
Capital expenditures	(137.1)	(182.6)	(264.3)
Investments in securities	(66.1)	(50.1)	(17.3)
Investments in and advances to unconsolidated affiliates	(20.0)	(25.9)	(36.1)
Proceeds from sale of investments	43.8	96.2	69.7
Proceeds from exchange of CSC common stock	224.6
Proceeds from sale of businesses and property	551.5	13.2	7.6
Other, net	(8.3)	(29.5)	(1.1)
Net	588.4	(178.7)	(241.5)
Cash flows—financing activities:
Proceeds from issuance of common stock	97.3	55.4	16.3
Principal payments on long-term debt	(116.4)	(77.8)	(57.7)
Net proceeds from issuance of convertible debentures			819.0
Net borrowings under revolving credit facilities	27.0	94.6	238.2
Repayment of promissory note	(105.8)
Common stock repurchased	(671.6)	(285.5)	(143.2)
Common stock received for cash portion of Janus Exchange			(999.4)
Other, net	(1.7)	1.3	7.0
Net	(771.2)	(212.0)	(119.8)
Net increase (decrease) in cash and cash equivalents	(14.8)	3.1	16.9
Cash and cash equivalents, beginning of year	95.0	91.9	75.0
Cash and cash equivalents, end of year	$80.2	$95.0	$91.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Consolidated Financial Statements

1.   Description of Business

DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), communications industry, video/broadband/satellite TV industry, healthcare industry and other service industries.

The Company’s operating business units offer sophisticated information processing and software services and products. At December 31, 2005, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which included two wholly owned subsidiaries of the Company, DST Interactive, Inc. and DST Innovis, Inc. (collectively, the “Innovis Entities”). The Innovis Entities, which essentially comprised the Customer Management Segment, were sold on July 1, 2005.

A summary of each of the Company’s Segments, including the Customer Management Segment (sold on July 1, 2005), follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, banks, brokers, financial planners, health payers, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, healthcare providers and mortgage servicing organizations; record-keeping systems to support “managed account” investment products; healthcare processing systems and services offered to health payers, third party administrators and medical practice groups; and recordkeeping systems to support consumer risk transfer programs.

As described in Note 3, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005. DST Health Solutions, Inc. (“Health Solutions”) became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation (“CSC”), former parent of the Health Solutions business, whereby DST exchanged its investment in CSC common stock for the Health Solutions business. Using its proprietary software, Health Solutions supports health payers, third party administrators and medical practice groups with business process outsourcing services, application service provider solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. (“EquiServe”), to Computershare Ltd. (“Computershare”). The EquiServe business unit provided securities transfer processing services to corporations. On January 1, 2006, the Company merged its wholly owned subsidiary, DST lock\line, Inc. (“lock\line”), into a wholly-owned subsidiary of Asurion Corporation (“Asurion”) for an approximate 35% equity interest in Asurion. lock\line offered management and transaction processing services for customized consumer equipment maintenance and debt protection programs. Asurion provides services related to warranty management, device protection, roadside assistance and enterprise mobility solutions.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Output Solutions Segment also provides electronic bill payment and presentment solutions and computer output archival solutions.

The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to end customers and through relationships in which the Segment’s services are integrated with providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment and prior to July 1, 2005, customers of the Company’s Customer Management Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Customer Management

On July 1, 2005, DST sold the Innovis Entities which essentially comprised DST’s Customer Management Segment. Prior to July 1, 2005, the Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite (“DBS”), wire-line and Internet Protocol telephony, Internet and utility markets. The Customer Management Segment offered a comprehensive customer management and billing solution by providing core customer care products that were supplemented with the products and services offered from DST’s other operating Segments. The Customer Management Segment distributed its services and products on a direct basis, through subsidiaries in North America and the U.K., along with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by this Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at December 31, 2005, including approximately 12.8 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare Ltd. and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $709.2 million, $147.3 million and $52.4 million, respectively, based on closing exchange values at December 31, 2005. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

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

If an entity is determined to be a “variable interest entity,” the “primary beneficiary” must consolidate the entity. The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests or at required measurement dates.

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly-owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($37.2 million at December 31, 2005) from the Company’s captive insurance company. A company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities; however, the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has three significant operating joint ventures; Boston Financial Data Services, Inc. (“BFDS”); IFDS (includes International Financial Data Services, U.K. (“IFDS U.K.”), International Financial Data Services, Canada (“IFDS Canada”) and International Financial Data Services, Luxembourg); and Argus Health Systems, Inc. (“Argus”). Each of these operating joint ventures was formed prior to February 1, 2003. The Company’s FIN 46 analyses of these operating joint ventures indicate that none qualifies as a variable interest entity due to meeting the criteria for the operating joint venture exception in FIN 46. Accordingly, the Company does not consolidate the operating results of these operating joint ventures.

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

The Company enters into revenue arrangements to sell products (hardware and software) and services in which the Company is obligated to deliver to its customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is reasonably assured. If there is a customer acceptance provision in a contract or if there is uncertainty about customer acceptance, the associated revenue is deferred until the Company has evidence of customer acceptance.

The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers and its Affinity products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

The Company recognizes revenues for maintenance services ratably over the contract term, after collectibility has been assured.

Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” (“OOP”) Expenses Incurred” (“EITF No. 01-14”), requires the Company to record reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, it does not impact income from operations or net income. The Company’s significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. For each segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.

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

Software development and maintenance

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are amortized under the Company’s current policy on a straight-line basis, depending on the nature of the project, generally over a three to five year period. The Company reviews, on a quarterly basis, its capitalized software for possible impairment.

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

A portion of the Company’s development costs is funded by customers through various programs, including product support and shared-cost arrangements. Amounts received under the arrangements reduce the amount of development costs either expensed or capitalized, depending on the terms of the agreement and the nature of the software being developed. Client funded software development and maintenance expenditures totaled $18.4 million, $19.7 million and $17.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Operating costs include non-capitalizable software development and maintenance costs relating to internal proprietary systems and non-capitalizable costs for systems to be sold or licensed to third parties of approximately $149.2 million, $189.7 million and $154.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company capitalized $40.0 million, $61.9 million and $61.8 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense related to capitalized development costs totaled $42.9 million, $32.3 million and $31.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Inventories

Inventories are comprised primarily of paper and envelope stocks. Inventories are stated at the lower of cost or realizable values. Inventories are valued at average cost. Cost for substantially all of the Company’s inventories is determined on a specific identification or first-in, first-out basis.

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar interests are accounted for on an equity method basis based on the Company’s pro-rata ownership. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. The Company uses specific identification of available-for-sale securities sold to calculate gross realized gains and losses. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost which approximates fair value.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Data processing equipment, data processing software, furniture, fixtures and other equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, principally three to five years. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment over a five to seven year life. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment.

Goodwill and intangibles

The Company accounts for Goodwill and Other Intangible Assets under Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”). This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.

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

From time to time, the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with SFAS No. 109 and SFAS No. 5. The liability for uncertain tax positions is recorded as a component of currently payable income taxes.

Foreign currency translation

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders’ equity and were $2.2 million and $31.2 million at December 31, 2005 and 2004, respectively. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

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

In November 2004, the Emerging EITF issued EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price.

Under EITF 04-08, the Company can still utilize the “net share settlement method” of calculating shares for the conversion premium if it intends to settle the principal amount of the bonds in cash and any excess value with shares of its common stock. Related to the Company’s convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company’s average daily stock price for the quarter did not exceed $49.08, there was no impact on the calculation of diluted earnings per share from the adoption of EITF 04-08. There was no impact on the Company’s calculated diluted earnings per share for any historical periods due to the adoption of EITF 04-08. During the year ended December 31, 2005, the number of diluted shares outstanding increased by approximately 0.9 million shares as a result of the Company’s average daily share price being greater than $49.08 per share during the quarters ended September 30, 2005 and December 31, 2005.

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle the conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement is expected to be issued in the first quarter of 2006. The statement would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares, the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this method, diluted earnings per share would have been $4.71, $2.39, and $2.69 for the years ended December 31, 2005, 2004 and 2003, respectively, as compared to the reported amounts of $5.39, $2.59 and $2.77. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company’s current views. There may be material differences between these estimates and the actual impact of the standard when issued as final.

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

Comprehensive income

The Company’s comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company’s proportional share of unconsolidated affiliate’s interest rate swaps and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders’ Equity.

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

At December 31, 2005, the Company maintained a stock option plan which is described separately in Note 12. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation, and no compensation cost has been recognized for the Company’s stock option awards under the plan. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

		Year Ended December 31,
		2005	2004	2003
Net income (millions):	As reported	$424.6	$222.8	$320.8
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		21.9	3.0
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(24.8)	(27.3)	(30.7)
Net Income	Pro forma	$421.7	$198.5	$290.1
Basic earnings per share:	As reported	$5.65	$2.66	$2.80
	Pro forma	$5.63	$2.38	$2.53
Diluted earnings per share:	As reported	$5.39	$2.59	$2.77
	Pro forma	$5.42	$2.35	$2.50

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS No. 123R (“SFAS No. 123R”) (revised 2004). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair value based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the notes to the financial statements disclosed what net income would have been had the fair value method been applied. The Company will apply SFAS No. 123R effective January 1, 2006 and expects to use the modified prospective method to adopt the standard. The Company is still evaluating the impact of adopting this accounting standard.

The Company did not issue any stock options during 2005. The weighted average fair value of options granted was $10.98 and $10.28 for 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: expected option term of 2.3 and 3.2 years, volatility of 38.5% and 42.7%, dividend yield of 0% and risk-free interest rate of 2.3% and 2.1%.

3.   Significant Business Transactions

Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge its lock\line subsidiary into a wholly-owned subsidiary of Asurion Corporation, a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax free reorganization, but DST expects to recognize for book purposes a pretax gain on the merger during the first quarter 2006. The determination of the gain is dependent upon the finalization of a valuation of the assets being exchanged.

As a result of the merger, DST owns approximately 35% of Asurion and will record its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates beginning in 2006. The Company received no cash proceeds in connection with the merger. For accounting purposes, the Company will be required to treat the transaction as both a sale of lock\line and a corresponding purchase of interests in Asurion, which will result in DST recording certain identifiable intangibles requiring amortization. The amortization of the DST identified intangibles will further reduce the equity in earnings attributed to the Asurion investment. Asurion will account for lock\line as a purchase and will perform an allocation of purchase price value in excess of the net assets of lock\line. This will result in intangible assets being identified that Asurion will amortize in the future. The amortization of the collective identified intangibles from DST and Asurion will likely result in the transaction being dilutive to earnings per share. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify to be reported as a discontinued operation.

lock\line provides administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs for financial institutions. Vermont Western Assurance, Inc., a single parent captive insurance company and owned by DST, writes reinsurance coverages for insurance programs that are provided in connection with lock\line’s consumer risk transfer programs. Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company, and Vermont Western will no longer participate in such programs. This novation agreement was effective January 1, 2006. lock\line related operating revenues for the years ended December 31, 2005, 2004, and 2003 were $164.8 million, $110.5 million, and $78.7 million, respectively, including wireless handset underwriting revenues of $40.8 million, $13.2 million and

$2.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. lock\line had approximately 1,500 employees at December 31, 2005.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 3,300 employees at December 31, 2005. Asurion reported revenues of approximately $715 million during the year ended December 31, 2005 (unaudited).

The following table summarizes the assets and liabilities of lock\line, categorized as held for sale in the consolidated balance sheet, as of December 31, 2005:

(in millions)
Restricted cash	$51.0
Accounts receivable	65.2
Other current assets	2.7
Current assets of business held for sale	118.9
Investments	0.7
Properties	13.5
Goodwill	86.9
Intangible assets	85.6
Non-current assets of businesses held for sale	186.7
Total assets	305.6
Accounts payable	94.4
Accrued compensation and benefits	8.0
Other liabilities	8.3
Current liabilities of businesses held for sale	110.7
Net assets of businesses held for sale	$194.9

Acquisition of lock\line

The August 2, 2002 acquisition of lock\line was accounted for as a purchase. The minimum purchase price of $190 million was paid in cash at closing and was financed with debt. A reserve of $10.0 million was established upon the acquisition of lock\line that was to cover a pre-acquisition litigation contingency. During the fourth quarter of 2004, this reserve was reversed.

There were provisions in the acquisition agreement that allowed for additional consideration of approximately $8 million to be paid in cash if lock\line’s revenues, as defined in the acquisition agreement, exceeded certain targeted levels for 2004. Goodwill was increased by approximately $7.5 million during the year ended December 31, 2005 as a result of achieving these provisions.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively “Innovis Entities”) to Amdocs Ltd. (“Amdocs”). The Company received $234.3 million of net cash proceeds from Amdocs and recognized a pretax gain of $153.8 million which is included in Gains on sale of businesses in the consolidated statement of income. The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represented the Company’s Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale and $183.0 million and $174.2 million for the years ended December 31, 2004 and 2003, respectively. In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.

As part of the transaction, DST through its subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs. DST Output will be a preferred vendor of such services for customers of Amdocs in the United States. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million, $50.6 million and $52.8 million for the period January 1, 2005 through July 1, 2005 and for the years ended December 31, 2004 and 2003, respectively. Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD. Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs. Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction does not qualify to be reported as a discontinued operation.

Sale of EquiServe, Inc.

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. to Computershare Ltd. in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare  common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred. In addition, the Company provided a perpetual sourcecode license for Fairway to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1. As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the sale of the EquiServe business. At the time of the sale, Equiserve employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. EquiServe recorded operating revenues of $233.8 and $229.3 million during the years ended December 31, 2004 and 2003, respectively. Due to the ongoing cash flows that will be recorded by the Company related to Equiserve for Output Solutions, data center and AWD services, the Company has determined that the transaction does not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other Income, net during the quarter ended December 31, 2005.

The following table summarizes the assets and liabilities of EquiServe, categorized as held for sale in the consolidated balance sheet as of December 31, 2004:

(in millions)
Accounts receivable	$29.7
Other current assets	11.7
Current assets of businesses held for sale	41.4
Investments	0.9
Properties	5.5
Goodwill	179.9
Intangible assets	23.0
Other non-current assets	3.6
Non-current assets of businesses held for sale	212.9
Total assets	254.3
Accounts payable	9.4
Accrued compensation and benefits	12.8
Deferred income taxes	17.7
Other liabilities	30.8
Current liabilities of businesses held for sale	70.7
Net assets of businesses held for sale	$183.6

DST Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment of 7.1 million shares of CSC common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “Health Solutions”). Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The exchange value of the CSC shares at closing was $45.53 per share and Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in Other Income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration. The Company has determined that the Health Solutions financial results should be presented in the Financial Services Segment.

The Company has performed an allocation of purchase price value in excess of the net assets of the Health Solutions business. The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6
Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8
Net assets acquired	$319.3

The Company has not yet finalized its accounting for deferred taxes related to the acquired assets; when finalized, it is possible that goodwill will be adjusted.

Janus Capital Group Inc. (“Janus”) Share Exchange

On December 1, 2003 the Company completed an exchange transaction with Janus (the “Janus Exchange”) under which the Company received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged. Based on the average closing price of the Company’s common stock and Exchange Agreement terms, the exchange value used for the Company shares received in connection with the Janus Exchange was $34.50 per share. Under the terms of the Exchange Agreement, the OMS operating business had a negotiated value of $115.0 million and its assets at closing included additional cash of $999.4 million. For financial reporting purposes, 28.97 million DST shares were valued at $34.50 (representing the cash element of the Janus Exchange) while the remaining 3.33 million shares were valued at $37.97 (representing the exchange value of OMS operating business based on the closing price of the Company’s common stock on December 1, 2003). Accordingly, for financial reporting purposes, the Company recognized a gain of $108.9 million from the Janus Exchange, included in the Gains on sale of businesses line item of the Consolidated Statements of Income. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code and the Company has not made any provision in its financial statements for income taxes and related interest expense in connection with the transaction. OMS’s operating revenues for the period January 1 through December 1, 2003 were $61.4 million. OMS’s pre-tax earnings for the period January 1 through December 1, 2003 were $3.7 million. OMS had approximately 420 employees. The Exchange Agreement subjects the Company to non-compete provisions with respect to certain business products of OMS, currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, for a period of five years after the December 1, 2003 transaction closing date.

4.                 Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2005	2004
Land	$53.3	$57.9
Buildings	296.6	324.7
Data processing equipment	257.9	318.0
Data processing software	344.3	392.2
Furniture, fixtures and other equipment	324.7	324.9
Leasehold improvements	68.8	97.2
Construction-in-progress	43.3	81.0
	1,388.9	1,595.9
Less accumulated depreciation and amortization	883.0	935.5
Net properties	$505.9	$660.4

The table above includes $13.5 million and $5.5 million of net properties reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, there were approximately $21 million and $40 million of net properties, respectively, which are included in the above table, under lease with a municipality.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $148.0 million, $149.7 million and $140.7 million, respectively. Included in depreciation and amortization expense during the year ended December 31, 2005 is an asset impairment charge of $11.6 million related to the Company’s wealth management software products which are included in the Financial Services Segment.

During the year ended December 31, 2005, the Company recorded $27.0 million of net gains from the sale of property. These gains, which have been included in Costs and expenses on the statement of income, are primarily attributable to the sale of a building and its related property ($26.0 million total gain) included in the Investments and Other Segment.

5.                 Investments

Investments are as follows (in millions):

	2005	Carrying Value
	Ownership	December 31,
	Percentage	2005	2004
Available-for-sale securities:
State Street Corporation	4%	$709.2	$628.3
Computer Sciences Corporation			401.9
Computershare Ltd	5%	147.3
Euronet Worldwide, Inc.	5%	52.4	49.0
Other available-for-sale securities		179.8	120.8
		1,088.7	1,200.0
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	118.3	89.3
International Financial Data Services, U.K.	50%	38.4	37.8
International Financial Data Services, Canada	50%	8.0	7.0
Unconsolidated Real Estate affiliates		93.6	80.7
Other unconsolidated affiliates		21.4	22.3
		279.7	237.1
Other:
Trading securities		29.7	25.3
Held-to-maturity		7.8	12.2
		37.5	37.5
Total investments		$1,405.9	$1,474.6

The table above includes $0.7 million and $0.9 million of investments reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005 and 2004, respectively.

State Street is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company’s investment in State Street’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $9.2 million, $8.2 million and $7.2 million in dividends from State Street during the years ended December 31, 2005, 2004 and 2003, respectively, which have been recorded in other income.

CSC is a global provider of outsourcing, system integration, information technology, management consulting and other professional services to industry and government. The aggregate market value of the Company’s investment in CSC’s common stock presented above was based on the closing price on the New York Stock Exchange at December 31, 2004. The Company exchanged its investment in CSC shares on April 29, 2005 for the Health Solutions business.

Computershare is a global provider of share registry management/transfer agency services and technology to the global securities industry. Computershare’s common stock is listed on the Australian Stock Exchange under ASX: CPU. The aggregate market value of the Company’s investment in Computershare’s common stock presented above was based on the closing price on the Australian exchange at December 31, 2005.

Euronet Worldwide, Inc. (“Euronet”) is a leading provider of secure electronic financial transaction solutions. It provides financial payment middleware, financial network gateways, outsourcing and consulting services to financial institutions, retailers and mobile phone operators. The aggregate market value of the Company’s investment in Euronet’s common stock presented above was based on the closing price on the NASDAQ at the respective year end.

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	December 31,
	2005	2004
Book cost basis	$468.4	$518.7
Gross unrealized gains	621.3	681.7
Gross unrealized losses	(1.0)	(0.4)
Market value	$1,088.7	$1,200.0

During 2005, 2004 and 2003, the Company received $43.4 million, $92.8 million and $64.7 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $85.2 million, $43.4 million and $11.0 million and gross losses of $3.3 million, $1.5 million and $4.5 million, were recorded in 2005, 2004 and 2003, respectively, from available-for-sale securities. Included in the gross losses of available-for-sale securities is $2.7 million, $0.6 million and $4.2 million of investment impairments for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at December 31, 2005 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Common Stock	$22.1	$1.0	$	$	$22.1	$1.0

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company’s financial position.

The market value of the Company’s investment in Computershare has fluctuated during the period that the Company has held this investment. The value of the Company’s investment in Computershare on June 17, 2005, the date of acquisition, was $145.8 million. An unrealized loss of $13.5 million on this investment had occurred by June 30, 2005. As of December 31, 2005 a net unrealized gain of $1.5 million had occurred, consisting of an unrealized gain due to market fluctuations of $10.0 million and an unrealized loss due to foreign currency exchange rate fluctuations of $8.5 million. The Company will continue to monitor the performance of this investment. An other than temporary decline in value may result in an impairment charge.

Including gross losses of available-for-sale securities, the Company recognized $2.7 million, $1.8 million and $4.5 million of investment impairments for the years ended December 31, 2005, 2004 and 2003, respectively, which the Company believed were other than temporary. The Company also recognized $1.8 million, $5.0 million and $1.6 million of investment impairments for the years ended December 31, 2005, 2004 and 2003, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to available for sale investments in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net in the statement of operations.

Boston Financial Data Services (“BFDS”) is a corporate joint venture of the Company and State Street. BFDS performs shareowner accounting services for mutual fund companies using the Company’s proprietary application system for mutual fund shareowner recordkeeping, TA2000 and retirement plan recordkeeping services using TRAC. BFDS also performs remittance and proxy processing, teleservicing and class action administration services.

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

Argus is a corporate joint venture of the Company and a privately held life insurance holding company. Argus provides pharmacy benefit plan processing services to the health care industry. Argus utilizes the Company’s data processing facility for its claims processing services.

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture is developing approximately 1.1 million square feet of office space intended to be leased to the U.S. government.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2005	2004	2003
BFDS	$29.0	$10.9	$9.7
IFDS U.K.	10.0	4.6	(1.7)
IFDS Canada	5.5	3.5	2.4
Other	0.3	(13.6)	2.1
	$44.8	$5.4	$12.5

Included in earnings for BFDS for the year ended December 31, 2005 is the recognition of a $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related party gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to Computershare, an unrelated third party.

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Revenues	$813.8	$777.8	$720.5
Costs and expenses	758.6	729.0	693.8
Net income	55.2	48.8	26.7
Current assets	394.4	369.1	314.1
Noncurrent assets	809.8	836.1	516.6
Current liabilities	211.1	206.3	169.6
Noncurrent liabilities	519.5	621.8	338.4
Partners’ and stockholders’ equity	473.6	377.1	322.7

The Company’s unconsolidated affiliates had a carrying value of $279.7 million and $237.1 million at December 31, 2005 and 2004, respectively. The Company recognized revenues from these unconsolidated affiliates of $158.7 million, $156.5 million and $149.0 million in 2005, 2004 and 2003, respectively. The

Company paid these unconsolidated affiliates $29.8 million, $52.1 million and $44.0 million in 2005, 2004 and 2003, respectively, for products, services and leases. At December 31, 2005 and 2004, the Company’s unconsolidated affiliates owed the Company $76.3 million and $75.7 million, respectively, including approximately $37.2 million and $38.4 million of a secured commercial mortgage loan receivable at December 31, 2005 and 2004, respectively, and $20.7 million and $30.8 million of advances at December 31, 2005 and 2004, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $(10.1) million, $3.1 million and $15.7 million during 2005, 2004 and 2003, respectively. Net investments to unconsolidated affiliates were $9.1 million, $22.8 million and $20.4 million during 2005, 2004 and 2003, respectively. The Company owed $0.1 million and $0.4 million to unconsolidated affiliates at December 31, 2005 and 2004, respectively. In 2004 and 2003, the Company paid $11.4 million and $12.7 million to BFDS for installment payments, respectively, related to the EquiServe acquisition. The 2004 payment included contingent consideration of $25.6 million which was recorded as goodwill and is included in other investing activities on the consolidated statement of cash flows.

Goodwill and other intangibles, net of accumulated amortization, of $2.9 million and $3.3 million at December 31, 2005 and 2004, respectively, is classified as part of the investments in the unconsolidated affiliates. Related amortization expense was $0.4 million, $15.4 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in Equity in earnings of unconsolidated affiliates in 2004 is a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

6.   Goodwill and Intangibles

The following table summarizes intangible assets (in millions):

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$126.3	$22.9	$136.0	$20.6
Other	2.1	1.0	0.2	0.1
Total	$128.4	$23.9	$136.2	$20.7

The table above includes $85.6 million and $23.0 million of net intangible assets classified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005 and 2004.

Intangible assets at December 31, 2005 primarily represent customer relationships with estimated useful lives ranging from 5 to 20 years. Excluding customer relationship assets attributable to the lock\line business, the estimated useful life ranges from 5 to 11 years. Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was $8.4 million, $7.6 million and $8.5 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2005 is estimated to be $8.2 million for each of the years 2006 and 2007, $7.6 million for 2008, $7.4 million for 2009 and $6.9 million for 2010. Excluding the intangible assets attributable to the lock\line business, annual amortization for intangible assets is estimated to be $2.1 million for each of the years 2006 and 2007, $2.0 million for 2008, and $1.9 million for each of the years 2009 and 2010. Except for approximately $20.5 million of intangibles acquired in the Health Solutions transaction, substantially all of the remaining intangibles in the above table are tax-deductible.

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, by Segment (in millions):

	December 31, 2004	Acquisitions	Disposals	Other	December 31, 2005
Financial Services	$273.4	$60.1	$(179.9)	$(0.8)	$152.8
Output Solutions	9.2				9.2
Customer Management	5.4		(5.4)
Investments and Other
Total	$288.0	$60.1	$(185.3)	$(0.8)	$162.0

	December 31, 2003	Acquisitions	Other	December 31, 2004
Financial Services	$247.3	$25.6	$0.5	$273.4
Output Solutions	9.1		0.1	9.2
Customer Management	5.4			5.4
Investments and Other
Total	$261.8	$25.6	$0.6	$288.0

The tables above include $86.9 million and $179.9 million of goodwill classified as Assets of business held for sale in the Consolidated Balance Sheet at December 31, 2005 and 2004, respectively. Except for approximately $52.6 million of goodwill acquired in the Health Solutions transaction, substantially all of the remaining goodwill at December 31, 2005 is tax-deductible.

As discussed in Note 3, the increase in goodwill during the year ended December 31, 2005 is attributable to Health Solutions ($52.6) and lock\line ($7.5). The increase in goodwill during the year ended December 31, 2004 is attributable to the final payment for the EquiServe acquisition (completed in 2001) of $45.8 million, including $20.2 million for the final installment and $25.6 million of additional consideration which was recorded as goodwill. The 2004 payment of $25.6 million was included in Other investing activities on the consolidated statement of cash flows.

7.                 Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2005	2004
Secured promissory notes	$54.8	$121.2
Convertible debentures	840.0	840.0
Revolving credit facilities	509.7	521.7
	1,404.5	1,482.9
Less debt due within one year	863.1	109.2
Long-term debt	$541.4	$1,373.7

The secured promissory notes represent real estate borrowings due in installments with the balance due at the end of the term. Interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39% and variable rates are based on LIBOR plus 160 basis points at December 31, 2005. In September 2002, one of the Company’s subsidiaries borrowed $106.4 million under secured promissory notes scheduled to mature October 2009. Prepayment is allowed after the first year with a fee of 0% to 1.5% on the prepayment amount, as defined in the loan agreements. Payments are made monthly of principal and interest, based on a 15 year amortization, with interest based on the 30-day LIBOR rate. The loans are secured by real property owned by the Company.

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

The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. The conversion rights for these debentures include: 1) during any calendar quarter if the last reported sale price of DST’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST’s common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

At the beginning of 2006, DST notified the trustee for the $840 million senior convertible debentures that bondholders are eligible to convert these securities through March 31, 2006. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. This conversion right is the result of the price of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarter ended December 31, 2005. As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2005. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

In November 2003, the Company entered into a $650 million syndicated line of credit facility to replace its prior $315 million syndicated line of credit facility. Borrowings under the facility were available at rates based on the offshore (LIBOR), Federal Funds or prime rates. The Company was in compliance with all debt covenants at December 31, 2004.

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650 million and was comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The June 2005 credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires minimum consolidated net worth and certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the credit facility is July 1, 2010. On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility. This transfer has been treated as a non-cash transaction. The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility. The Company was in compliance with all debt covenants at December 31, 2005.

On September 30, 2005, one of the Company’s subsidiaries entered into a new line of credit agreement to replace an existing line of credit facility that is used for working capital requirements and general corporate purposes. The agreement provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2007. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. At December 31, 2005, the Company had $9.9 million borrowed against this credit facility.

One of the Company’s subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2005, amounts borrowed under this loan were $11.0 million. This margin loan is col-lateralized by the underlying marketable securities. Two of the Company’s foreign subsidiaries have available revolving credit agreements in the amount of $9.3 million at December 31, 2005. Outstanding borrowings against these foreign revolving credit agreements at December 31, 2005 approximated $7.3 million.

On June 8, 2005, the Company entered into a promissory note with a bank in the principal amount of $105.8 million. The Company agreed to pay the principal amount plus interest (at an annual rate equal to 1% over LIBOR) on or before the maturity date of June 30, 2005. The Company had the right to prepay the promissory note in whole or in part, without premium or penalty, subject to the requirements of the loan agreement. This promissory note settled the forward stock purchase agreement previously entered into by the Company in January 2005 (see Note 9). The Company used a portion of the proceeds from the EquiServe sale to repay the promissory note before June 30, 2005.

Future principal payments of indebtedness at December 31, 2005 are as follows (in millions):

2006	$863.1
2007	15.3
2008	5.8
2009	33.9
2010	484.3
Thereafter	2.1
Total	$1,404.5

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2005 and 2004. As of December 31, 2005, the market value of the Series A convertible senior debentures was approximately 133% of par value and the market value of the Series B convertible senior debentures was approximately 129% of par value.

8.                 Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2005	2004	2003
U.S.	$688.7	$282.9	$388.6
International	14.3	39.1	41.5
Total	$703.0	$322.0	$430.1

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$351.9	$29.9	$67.7
State and local	49.4	(2.3)	3.6
International	9.3	8.7	13.5
Total current	410.6	36.3	84.8
Deferred
Federal	(113.8)	51.9	16.8
State and local	(14.2)	7.9	7.4
International	(4.2)	3.1	0.3
Total deferred	(132.2)	62.9	24.5
Total provision for income taxes	$278.4	$99.2	$109.3

Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Provision for income taxes using the statutory rate in effect	$246.0	$112.7	$150.6
Tax effect of:
State and local income taxes, net	22.9	3.7	7.2
International income taxes, net	0.1	(1.9)	(4.7)
Earnings of U.S. unconsolidated affiliates	(8.1)	(3.3)	(3.2)
Janus nontaxable exchange			(37.0)
Health Solutions nontaxable exchange	(105.5)
Homeland Investment Act Dividend	2.0
Charitable stock contribution		(9.7)
Rehabilitation credits		(3.7)	(4.5)
Uncertain tax positions	119.2	3.2	(6.4)
Other	1.8	(1.8)	7.3
Total provision for income taxes	$278.4	$99.2	$109.3
Effective tax rate	39.6%	30.8%	25.4%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet (including amounts reflected in Assets of businesses held for sale) are as follows (in millions):

	December 31,
	2005	2004
Liabilities:
Investments in available for sale securities	$(266.6)	$(369.1)
Unconsolidated affiliates and investments	(4.7)	(5.4)
Accumulated depreciation and amortization	(40.1)	(78.9)
Debenture original issue discount	(38.1)	(21.1)
Gross deferred tax liabilities	(349.5)	(474.5)
Assets:
Book accruals not currently deductible for tax	19.0	5.5
Deferred compensation and other employee benefits	29.3	20.5
Other	9.7	9.9
Gross deferred tax assets	58.0	35.9
Net deferred tax liability	$(291.5)	$(438.6)

The table above includes $6.4 million and $9.8 million of deferred tax liabilities classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2005 and 2004, respectively.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2005, the cumulative amount of such unremitted earnings was $123.0 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company’s tax basis. Deferred taxes provided on unremitted earnings through December 31, 2005 and 2004 were $9.1 million and $7.3 million, respectively.

As of December 31, 2005, accumulated undistributed earnings of foreign subsidiaries were $25.8 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

The American Jobs Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated approximately $88 million of foreign earnings from the United Kingdom. The Federal and state income tax expense related to the dividend is approximately $2 million (net of related foreign tax credits). Notwithstanding this one time repatriation of foreign earnings under the Act, the Company intends to indefinitely reinvest the remaining accumulated undistributed earnings of foreign subsidiaries. As a result, no U.S. tax expense has been provided for the remaining undistributed earnings.

An IRS examination of the tax years ended December 31, 1999, 2000 and 2001 is currently in progress. The IRS has proposed adjustments to these returns, which have been considered in determining currently payable income taxes, including accrued interest, net of related tax benefit and related penalties.

In connection with the examination of the Company’s 2000 tax return, the IRS is examining a transaction the Company consummated in that year. At the time the Company completed the transaction, the tax treatment under the Internal Revenue Code was uncertain, and as a consequence, the Company provided income taxes of $13 million, the amount of income taxes the Company would be required to pay if the IRS disallowed the reported treatment of the transaction. In 2005, the IRS examination team advised the Company of its intention to challenge this transaction and to request technical advice from the IRS National Office. If the IRS accepts the manner in which the Company has reported this transaction in its return, the Company will reverse the income tax liability of $13 million previously provided for this matter, as well as $7.2 million of accrued interest and penalty, as a reduction of income tax expense.

The Company has filed Federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995 aggregating $2.6 million. The IRS examined and denied the claims for 1988 through 1992. The Company appealed the examiner’s findings. In January 2006, the Company began processing a settlement of the 1988 through 1992 years. The Company is also in discussions with the examination division on applying this settlement to 1993 through 1995. As a result, the Company will record an income tax benefit and the recognition of related interest income through the tax provision in 2006.

In addition, the IRS examination team has examined the refund claims for research and experimentation credits for the years 1996 through 2001 years totaling $9.0 million. Notwithstanding the settlements reached for 1988-1995, the examination division continues to vigorously contest the claim for research and experimentation credits filed for 1996 through 2001. In light of the continuing uncertainty related to the realization of any tax benefit related to these claims, the Company has not yet recorded any income tax benefit in the accompanying financial statements related to these refund claims. To the extent refunds are received, the Company will reduce income tax expense when realized.

As discussed in Note 3, the Company consummated an exchange with Janus pursuant to which the Company distributed its wholly owned subsidiary, OMS, in a transaction which the Company has accounted for as a tax-free exchange under Section 355 of the Internal Revenue Code based on two separate tax opinions (the “Tax Opinions”) indicating the Company “should” be entitled to report the transaction as tax-free for federal and state income tax purposes. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position, which is contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then the Company could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value to Janus. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not provided income taxes and related interest expense in connection with the possibility that the transaction may not be viewed as a tax-free exchange by the IRS.

The Health Solutions exchange transaction (see Note 3) has been structured to meet the requirements for treatment as a tax-free exchange in accordance with Section 355 of the Internal Revenue Code. The Company received two separate tax opinions at the “more likely than not” level of assurance that the transaction will comply with the provisions of Section 355. The tax opinions are not binding on the IRS. It is possible that the IRS could take a position contrary to the Company’s. If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million. Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided currently payable income taxes for the potential tax. The Company provided income taxes of $32 million at the time of the exchange transaction, which, when added to previously recorded deferred taxes provided in accordance with FAS 115, results in a $111 million accrual for the potential tax. Beginning in 2006, the Company will accrue interest, through the Company’s tax provision, related to this matter. As promulgated by Generally Accepted Accounting Principles, the Company has presented this $111 million accrual as a current liability in Income Taxes Payable, however, management estimates the resolution of this uncertainty could take more than one year.

9.   Stockholders’ Equity

Preferred Stock

The Company has authorized 10 million shares of preferred stock, of which no shares are currently issued or outstanding. However, 0.1 million shares of preferred stock have been designated as Series A Preferred Stock in connection with the Company’s rights agreement, the terms of which entitle the holders of the Company’s common stock to which the rights are attached to purchase 1/1000ths of a share of Series A Preferred Stock (or in some cases, shares of the Company’s common stock, other securities, cash or other assets) at a purchase price of $225 per share.

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income	$424.6	$222.8	$320.8
Average common shares outstanding (excluding restricted stock)	75.2	83.7	114.5
Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	3.5	2.4	1.5
Average diluted shares outstanding	78.7	86.1	116.0
Basic earnings per share	$5.65	$2.66	$2.80
Diluted earnings per share	$5.39	$2.59	$2.77

The Company had approximately 71.7 million and 83.0 million shares outstanding at December 31, 2005 and 2004, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of 2.7 million and 2.8 million at December 31, 2005 and 2004, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table. Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 1.7 million, 4.2 million and 7.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company issued convertible senior debentures (see Note 7) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share. For the year ended December 31, 2005, there was additional dilution of approximately 0.9 million shares related to the Company’s average daily share price exceeding $49.08 during the quarters ended September 30, 2005 and December 31, 2005. There was no impact during the year ended December 31, 2004 because the Company’s average daily stock price for the year did not exceed $49.08.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	$29.4	$95.4	$290.4
Proportional share of unconsolidated affiliate interest rate swap	(0.9)	(11.1)
Less reclassification adjustments for net gains included in net income	(81.9)	(41.9)	(6.2)
Foreign currency translation adjustments	(31.9)	16.0	13.5
Deferred income taxes	24.1	(17.0)	(110.9)
Other comprehensive income (loss)	$(61.2)	$41.4	$186.8

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(56.1)	$0.7	$108.3
Less reclassification adjustments for gains included in net income	(32.0)	(16.3)	(2.6)
Deferred income taxes	$(24.1)	$17.0	$110.9

Stock repurchases

During 2004, DST’s Board of Directors authorized an 11.5 million share repurchase plan and had 5.8 million shares remaining to be purchased under these authorized plans at December 31, 2004. On August 2, 2005, DST’s Board of Directors increased its share repurchase authorization by 8.0 million shares and extended the repurchase period to July 31, 2008. The Company completed these outstanding share repurchase authorizations in early October 2005. Effective October 25, 2005, DST’s Board of Directors authorized a new 6.0 million share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. Under the announced stock repurchase programs, the Company expended $761.0 million for approximately 14.5 million shares, $276.4 million for approximately 5.7 million shares, and $142.3 million for approximately 4.2 million shares during the years ended December 31, 2005, 2004, and 2003, respectively. Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $16.4 million, $9.1 million, and $0.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. The shares purchased will be utilized for the Company’s stock award programs and for general corporate purposes. At December 31, 2005, the Company had 5.3 million shares remaining to be purchased under the October 25, 2005 authorization, and had purchased 20.2 million shares since the share repurchase programs commenced. During January and February 2006, the Company settled purchases of 2.5 million shares at an approximate cost of $144 million.

At certain times, the Company uses forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under an agreement that contained provisions allowing the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. In January 2005, the Company entered into a new forward stock purchase agreement that required physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. During June 2005, this forward stock purchase agreement was settled when the Company entered into a promissory note (see Note 7) with a bank. During the year ended December 31, 2005, 2.1 million shares of common stock were purchased under this January 2005 forward stock purchase agreement at an average price of $50.72 per share, and these shares are included in the amount of shares purchased directly by the Company in the preceding paragraph. During 2003 and included in the amounts set forth in the preceding paragraph, the Company purchased 3.7 million shares for $128.5 million under forward stock purchase agreements.

The 32.3 million shares of the Company’s common stock received from the Janus Exchange (Note 3) were covered under a separate authorization and were not part of the Company’s existing authorized share repurchase programs. Under terms of the Company’s November 2003 syndicated line of credit, which was issued in connection with the financing of the Janus Exchange, the 32.3 million shares were retired and contractually required not to be reissued during the term of the credit facility. This had the effect of reducing the Company’s authorized capital from 400.0 million to 367.7 million shares. As discussed in Note 7, the November 2003 syndicated line of credit was repaid in June 2005 when the Company entered a $600 million syndicated credit facility.

The Company had 23.6 million and 12.3 million shares of common stock held in treasury at December 31, 2005 and 2004, respectively.

Restricted Stock Grants

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For certain senior executive officers, the restricted shares were also subject to an earnings per share goal that was required to be met as an additional condition to the lapse of restrictions on January 31, 2010. The earnings per share goal was achieved in 2005. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes, and, in accordance with past practice, for the portion of each annual incentive bonus the executive officers and certain other participants are required to take in the form of equity compensation. The restrictions on shares granted after November 2004 also lapse on November 10, 2009. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2005 and 2004 is 2.7 million and 2.8 million, respectively.

At December 31, 2005 and 2004, the Company had unearned compensation of $106.8 million and $132.6 million, respectively. The impact of amortized compensation expense for the years ended December 31, 2005 and 2004 was $34.6 million and $4.5 million, respectively. The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $27 million for 2006, $26 million for each of the years 2007 and 2008 and $23 million for 2009. These amortization expense estimates assume that all shares will be vested. Included in the 2006 estimated amortization is approximately $1.7 million related to accelerated vesting of these awards in connection with the lock\line merger with Asurion. In connection with the lock\line merger on January 1, 2006, certain restricted shares were forfeited resulting in a reclassification of approximately $5 million from unearned compensation to treasury stock.

Stock option plans

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

The Company did not issue any stock options during 2005. For options issued prior to 2005, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock based compensation, and accordingly, no compensation cost has been recognized for the Company’s stock option awards under the plan.

Summary stock option activity is presented in the table below (shares in millions):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	14.3	$38.23	16.6	$37.15	16.6	$37.02
Granted			0.1	43.81	0.8	32.62
Exercised	(3.2)	30.68	(2.2)	29.45	(0.5)	23.66
Forfeited	(0.5)	53.81	(0.2)	47.77	(0.3)	41.86
Outstanding at December 31	10.6	$39.89	14.3	$38.22	16.6	$37.15
Exercisable at December 31	10.5	$39.86	13.1	$38.27	9.7	$37.77

Summary information concerning outstanding and exercisable stock options as of December 31, 2005 follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices per share	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per share	Number of Options	Weighted Average Exercise Price per share
	(in millions)	(in years)		(in millions)
$13.00 - 22.99	0.1	1.3	$15.92	0.1	$15.92
23.00 - 29.99	1.8	4.2	27.94	1.8	27.94
30.00 - 39.99	3.4	6.7	32.21	3.3	32.07
40.00 - 49.99	3.6	5.5	45.00	3.6	44.98
50.00 - 59.99	0.8	4.9	55.37	0.8	55.36
60.00 - 68.30	0.8	5.1	60.44	0.8	60.44
74.06 - 74.06	0.1	4.9	74.06	0.1	74.06
$13.00 - $74.06	10.6	5.5	$39.89	10.5	$39.86

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”) provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.2 and 0.3 million shares were issued under the ESPP during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, there were approximately 0.6 million shares available for future offerings. The fair value of purchase rights granted in 2005, 2004 and 2003 was $9.93, $7.93 and $7.98, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: expected option term of 1.0, 1.0 and 1.0 year, volatility of 16.6%, 19.9% and 32.6%, dividend yield of 0% and risk-free interest rate of 4.4%, 2.7% and 1.3%. This ESPP plan was suspended effective January 1, 2006.

Rights plan

The Company is party to a Stockholders’ Rights Agreement (the “Rights Plan”) dated as of October 10, 2005, which replaced the October 6, 1995 Rights Plan, as amended. Pursuant to the terms of the Rights Plan, each share of the Company’s common stock held of record on October 18, 2005 has received one Right. Each Right  entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock, or in some  circumstances, shares of the Company’s Common Stock, other securities, cash or other assets, at a purchase price of $225 per share, subject to certain adjustments. Under certain circumstances, the Company may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.

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

10.   Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $36.8 million, $41.7 million and $38.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. The Company incurred expenses under these plans of $1.2 million, $0.9 million and $0.7 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in Other Liabilities (non-current) are amounts deferred under these plans of approximately $43.9 million and $42.8 million at December 31, 2005 and 2004, respectively.

11.   Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2005	2004	2003
Interest paid during the year	$62.4	$48.3	$13.9
Income taxes paid during the year	243.2	55.9	103.3

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

The Company purchased approximately $11.0 million of marketable securities under a margin loan with a regulated broker\dealer during the year ended December 31, 2005. Additional non-cash items which occurred during 2005 related to EquiServe (Note 3), Health Solutions (Note 3) and purchasing shares of the Company’s stock with debt (Notes 7 and 9) are further described in these notes to the consolidated financial statements. Included in cash flows from operating activities on the consolidated statement of cash flows is $21.6 million, $12.4 million, and $2.5 million of income tax benefits resulting from stock option exercises during the years ended December 31, 2005, 2004 and 2003, respectively.

12.   Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $70.2 million, $51.9 million and $68.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company’s Output Solutions Segment is required to make contingent rental payments under certain operating lease obligations related to usage of the underlying printing equipment. Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $2.4 million, $2.9 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has letters of credit of $25.0 million and $46.0 million outstanding at December 31, 2005 and 2004, respectively. Letters of credit are secured by the Company’s debt facility. Letters of credit at December 31, 2005 includes $15.9 million related to real estate joint ventures discussed below.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2005 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture. The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million. At December 31, 2005, there were no outstanding borrowings against the loan.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit for a 50% owned real estate joint venture. The line of credit becomes due and the Company’s guarantee thereof expires on June 17, 2006. At December 31, 2005, total borrowings against the line of credit were $5.8 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture. The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007. At December 31, 2005, total borrowings on the loan were $20.2 million, resulting in a guarantee of $1.0 million by the Company.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2005, total borrowings on the loan were $28.4 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. At December 31, 2005, each partner had contributed half of the equity of $49.8 million. The real estate joint venture partners have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $31.8 million have been secured through $31.8 million of letters of credit that will expire beginning in 2007 through 2008. The Company is responsible for $15.9 million of the letters of credit at December 31, 2005. During 2005, the partners have made $1.8 million in capital calls made by the real estate joint venture to fund construction that has exceeded scheduled timeframes. It is estimated that the real estate joint venture will make additional capital calls of the partners in the first six months of 2006 estimated at $12.0 million. At December 31, 2005, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.5 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $19.5 million mortgage loan from a bank. At December 31, 2005, amounts borrowed under this loan were $19.3 million. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.5 million.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party’s stock at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable, however the amount could be material. The following table sets forth the Company’s contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

			Software
		Operating	License
	Debt	Leases	Agreements	Other	Total
2006	$863.1	$25.6	$15.1	$14.6	$918.4
2007	15.3	16.6	15.2	15.6	62.7
2008	5.8	8.5	16.3	6.5	37.1
2009	33.9	4.9	17.0		55.8
2010	484.3	3.8	2.8		490.9
Thereafter	2.1	11.2			13.3
Total	$1,404.5	$70.6	$66.4	$36.7	$1,578.2

Debt includes secured promissory notes, convertible debentures, revolving credit facilities and other debt described in Note 7 above.

The Company’s other commercial commitments are as follows (in millions):

	Standby
	Letters
	of Credit	Guarantees	Total
2006	$9.1	$5.2	$14.3
2007	0.7	2.8	3.5
2008	15.2	1.8	17.0
2009		1.8	1.8
2010		2.8	2.8
Thereafter		12.6	12.6
Total	$25.0	$27.0	$52.0

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

At December 31, 2005 and 2004, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

13.   Non-current other assets

Included in other non-current assets were $64.0 million and $39.2 million of prepaid expenses at December 31, 2005 and 2004, respectively.

14.   Current other liabilities

Included in current other liabilities were $59.3 million and $47.4 million of customer deposits, primarily related to postage deposits received from Output Solutions customers at December 31, 2005 and 2004, respectively.

15.   Segment and Geographic Information

The Company’s operating business units offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as three operating Segments (Financial Services, Output Solutions and Customer Management). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates. As discussed in Note 3, the Innovis Entities, which essentially comprised the Customer Management Segment, were sold on July 1, 2005.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Year Ended December 31, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,175.7	$453.4	$96.6	$18.9	$	$1,744.6
Intersegment operating revenues	8.0	33.8		48.2	(90.0)
Out-of-pocket reimbursements	167.4	613.6	26.4	0.4	(37.3)	770.5
Total revenues	1,351.1	1,100.8	123.0	67.5	(127.3)	2,515.1
Costs and expenses	977.2	1,047.9	109.0	13.8	(127.3)	2,020.6
Depreciation and amortization	111.5	26.9	3.3	16.4		158.1
Income from operations	262.4	26.0	10.7	37.3		336.4
Other income, net	137.6	0.3	153.8	96.7		388.4
Equity in earnings (losses) of unconsolidated affiliates	45.1			(0.3)		44.8
Earnings before interest and income taxes	$445.1	$26.3	$164.5	$133.7	$	$769.6

	Year Ended December 31, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,132.1	$398.9	$188.3	$12.7	$	$1,732.0
Intersegment operating revenues	9.7	55.0		52.6	(117.3)
Out-of-pocket reimbursements	153.6	570.7	53.5	0.4	(81.6)	696.6
Total revenues	1,295.4	1,024.6	241.8	65.7	(198.9)	2,428.6
Costs and expenses	905.4	975.3	207.6	65.0	(198.9)	1,954.4
Depreciation and amortization	108.4	28.2	6.9	15.0		158.5
Income (loss) from operations	281.6	21.1	27.3	(14.3)		315.7
Other income, net	6.9			49.3		56.2
Equity in earnings (losses) of unconsolidated affiliates	7.2			(1.8)		5.4
Earnings before interest and income taxes	$295.7	$21.1	$27.3	$33.2	$	$377.3

	Year Ended December 31, 2003
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,049.6	$483.5	$180.2	$11.6	$	$1,724.9
Intersegment operating revenues	10.9	50.6		48.2	(109.7)
Out-of-pocket reimbursements	126.8	589.8	61.5	0.5	(87.2)	691.4
Total revenues	1,187.3	1,123.9	241.7	60.3	(196.9)	2,416.3
Costs and expenses	835.0	1,076.0	207.3	37.0	(196.9)	1,958.4
Depreciation and amortization	95.1	36.0	6.5	12.8		150.4
Income from operations	257.2	11.9	27.9	10.5		307.5
Other income, net	9.0	4.4		14.7		28.1
Gain on Janus Exchange		108.9				108.9
Equity in earnings of unconsolidated affiliates	12.2			0.3		12.5
Earnings before interest and income taxes	$278.4	$125.2	$27.9	$25.5	$	$457.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $66.6 million, $55.3 million and $26.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Revenues(1):
U.S.	$2,304.9	$2,216.5	$2,213.2
U.K.	105.1	110.0	110.2
Australia	31.6	27.5	23.5
Canada	29.6	27.2	24.0
Thailand	11.2	8.5	5.1
South Africa	6.7	4.7	4.4
Hong Kong	3.9	4.4	3.6
Japan	2.7	4.1	4.4
Netherlands	2.7	4.4	3.1
France	2.5	4.1	3.0
Singapore	1.9	2.0	1.3
Ireland	1.4	1.2	1.0
New Zealand	1.3	1.0	1.2
Spain	1.0	1.3	1.1
Switzerland	0.5	0.6	1.3
Brazil	0.1	0.9	4.9
Others	8.0	10.2	11.0
	$2,515.1	$2,428.6	$2,416.3

(1)          Revenues are attributed to countries based on location of the client.

Information concerning total assets by reporting segment is as follows (in millions):

	Year Ended December, 31
	2005	2004
Financial Services	$2,471.5	$2,295.1
Output Solutions	379.4	361.2
Customer Management		128.4
Investments and Other	1,946.2	1,400.5
Eliminations	(1,767.6)	(801.8)
	$3,029.5	$3,383.4

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2005	2004
Long-lived assets:
U. S.	$514.1	$590.3
U.K.	70.6	100.7
Canada	9.9	6.9
Others	2.0	11.4
	$596.6	$709.3

16.   Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

		Year Ended December 31, 2005
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Operating revenues		$437.1	$469.2	$411.6	$426.7	$1,744.6
Out-of-pocket reimbursements		191.2	201.1	189.2	189.0	770.5
Total revenues		628.3	670.3	600.8	615.7	2,515.1
Cost and expenses		515.7	549.8	470.2	484.9	2,020.6
Depreciation and amortization		35.8	38.4	35.9	48.0	158.1
Income from operations		76.8	82.1	94.7	82.8	336.4
Interest expense		(16.6)	(18.2)	(14.3)	(17.5)	(66.6)
Other income, net		7.7	82.3	12.1	12.1	114.2
Gains on sale of businesses			120.4	153.8		274.2
Equity in earnings of unconsolidated affiliates		7.9	20.0	8.6	8.3	44.8
Income before income taxes		75.8	286.6	254.9	85.7	703.0
Income taxes		26.6	116.3	100.6	34.9	278.4
Net income		$49.2	$170.3	$154.3	$50.8	$424.6
Basic average shares outstanding		78.4	78.6	74.8	69.0	75.2
Basic earnings per share		$0.63	$2.17	$2.06	$0.73	$5.65	(1)
Diluted average shares outstanding		80.9	80.9	78.5	74.6	78.7
Diluted earnings per share		$0.61	$2.11	$1.97	$0.68	$5.39	(1)
Common stock price ranges:	High	$51.25	$48.38	$54.90	$62.14	$62.14
	Low	$44.83	$44.38	$46.55	$50.90	$44.38

(1)          Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2005 quarterly earnings per share may not equal the total computed for the year.

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

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 9, 2006 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

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

(e)          Certain Executive Officer Certifications

DST’s common stock is listed on the NYSE. As a result, DST’s Chief Executive Officer is required to make and he has made on May 10, 2005, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company is also disclosing, as required by such Listed Company Manual section, that it has filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

The following table provides information as of December 31, 2005 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company’s common stock issued under all of the Company’s equity compensation plans existing as of December 31, 2005, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A	B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2005	Weighted average exercise price of outstanding options, warrants and rights shown in column A		Number of securities remaining available for issuance as of December 31, 2005 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	10,805,536 (1)	$39.9519	(1),(2)	5,047,528	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	See Note 4	See Note 4		589,844	(5)
Equity compensation plans not approved by shareholders	None	None		None

(1)          The number shown does not include:

•       Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. (“USCS”), which is currently named DST Systems of California, LLC. The Company acquired DST Systems of California, LLC on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of December 31, 2005 was 30,518, and the weighted average exercise price of such options is $14.0519. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

•       Restricted DST common stock issued under the DST Systems, Inc. 2005 Equity Incentive Plan, formerly, the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“Award Plan”). The number of shares of restricted stock that have issued under such plan as of December 31, 2005 is 3,837,011.

•       Restricted DST common stock issued under the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan (the “Directors’ Plan”). No shares of restricted stock have issued under such plan.

•       Service awards of common stock issued under the Award Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares that have issued under such plan as of December 31, 2005 is 23,370. The average grant price of shares granted as service awards during 2005 was $51.93.

•       Securities available under the DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”). Information on the ESPP, which was approved by stockholders and has been suspended, is shown separately in Note 4.

(2)          Column A includes securities to be issued at a future date as deferred compensation in connection with the elimination of the reload feature of stock options. Although the shares have not yet issued, this number includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

(3)          These are the shares available for issuance in connection with the granting of shares, dividend equivalents, annual incentive awards, options (non-qualified and incentive stock options), stock appreciation rights, limited stock appreciation rights, restricted stock, performance units, restricted stock units and deferred stock, anniversary service awards, substitute awards or any other right, interest or option relating to shares of the Company’s common stock granted pursuant to either the provisions of the Award Plan or of the Directors’ Plan.

(4)          December 31, 2005 was the purchase date of stock for ESPP plan year 2005; therefore, as of such date, no options were outstanding. The purchase price for the 2005 plan year was $43.56, and the total number of shares purchased on December 31, 2005 was 172,053.

(5)          The ESPP has been suspended and no shares will be issued for the 2006 plan year. The suspension will continue until otherwise determined by the Compensation Committee of the Company’s Board of Directors. The number shown is the number available for issuance subsequent to the December 31, 2005 ESPP purchase date should the Committee lift the suspension.

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

The consolidated financial statements consist of the following:

•        Consolidated Balance Sheets as of December 31, 2005 and 2004;

•        Consolidated Statement of Income for the three years ended December 31, 2005;

•        Consolidated Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2005;

•        Consolidated Statement of Cash Flows for the three years ended December 31, 2005.

•        Notes to Consolidated Financial Statements

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
3.1.1

The Company’s Amended Delaware Certificate of Incorporation, as restated (“Certificate”), which is attached as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the “IPO Registration Statement”), is hereby incorporated by reference as Exhibit 3.1.l.

3.1.2

The Company’s Certificate of Amendment of Certificate of Incorporation dated May 9, 2000, which is attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated May 15, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.2.

3.1.3

The Company’s Certificate of Amendment of Certificate of Incorporation dated May 11, 2004, which is attached as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.3.

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

4.2

The summary of the preferred stock purchase rights set forth in the Company’s Registration Statement on Form 8-A dated November 15, 1995 in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the “Form 8-A”) (Commission File No. 1-14036) is hereby incorporated by reference as Exhibit 4.2.

4.3.1

The Rights Agreement by and between the Company and EquiServe Trust Company, N.A. (currently, Computershare Trust Company, N.A.), dated as of October 10, 2005 (“Rights Agreement”), which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.1.

4.3.2

The Assignment, Acceptance and Consent dated as of November 7, 2001 and among the Company, State Street Bank and Trust Company, and Computershare Trust Company, N.A. (previously EquiServe Trust Company, N.A.), which is attached as Exhibit 4.3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.2.

4.4

The description of the Company’s common stock, par value $0.01 per share, set forth in the Company’s Registration Statement on Form 8-A dated October 30, 1995 (Commission File No. 1-14036), as amended by the Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

	4.5	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1.1, as amended by Exhibits 3.1.2 and 3.1.3, are hereby incorporated by reference as Exhibit 4.5.
	4.6	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.6.
4.7

The Indenture, dated as of August 12, 2003, between the Company and JPMorgan Chase Bank, as Trustee, under which debentures were issued, which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7.

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

10.4

The Company’s Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.(2)

10.5.1

The Company’s Supplemental Executive Retirement Plan effective January 1, 1999 as amended and restated as of May 14, 2002, which is attached as Exhibit 10.6 to the Company’s Form 10-Q dated August 14, 2002 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.1.(2)

10.5.2	The 2005-1 Amendment dated November 30, 2005 to the Company’s Supplemental Executive Retirement Plan, is attached hereto as Exhibit 10.5.2.(2)
10.6

The Company’s Directors’ Deferred Fee Plan, amended and restated as of February 26, 2002, which is attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.(2

10.7.1

The form of Trust Agreement between the Company as settlor and assignee trustee Marshall & Ilsley Trust Company as Trustee (trustee was previously UMB Bank, N.A.) dated December 31, 1987, with amendments through November 1, 1995 (“Officer Trust”), which is attached as Exhibit 10.20 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.7.1.(2)

10.7.2

The Eighth Amendment dated December 31, 1998 to the Officer Trust, which amendment is attached as Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.2.(2)

10.7.3

The Ninth Amendment dated December 11, 2001 to the Officer Trust which is attached as Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.3.(2)

10.7.4

The Tenth Amendment dated December 16, 2004 to the Officer Trust, which is attached as Exhibit 10.9.4.(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.4.

10.8

The Employment Agreement between the Company and Thomas A. McDonnell dated as of November 30, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2005, (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.(2)

10.9

The Employment Agreement between the Company and Thomas A. McCullough dated as of November 30, 2005, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 6, 2005, (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.(2)

10.10

The Employment Agreement dated as of April 1, 1992 between the Company, Kenneth V. Hager and Kansas City Southern Industries, Inc. (“KCSI”) together with the October 9, 1995 Amendment dated October 9, 1995 (among other amendments removes KCSI as a party) is attached hereto as Exhibit 10.10. (2)

10.11

The Employment Agreement between the Company and J. Michael Winn, dated June 23, 1993, which is attached as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.(2)

10.12.1

The USCS International, Inc. 1988 Incentive Stock Option Plan (“the 1988 USCS Option Plan”) dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.12.1.(1)(2)

10.12.2

The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.12.2.(1)(2)

10.13.1

The USCS International, Inc. 1990 Stock Option Plan (“the 1990 USCS Option Plan”) dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.1.(1)(2)

10.13.2

The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.2.(1)(2)

10.14.1

The USCS International, Inc. 1993 Incentive Stock Option Plan (“the 1993 USCS Option Plan”) dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.1.(1)(2)

10.14.2

The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.2.(1)(2)

10.15.1

The USCS International, Inc. 1996 Stock Option Plan (“the 1996 USCS Option Plan”) dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.1.(1)(2)

10.15.2

The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.2.(1)(2)

10.15.3

The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.3.(1)(2)

10.15.4

The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.15.4.(1)(2)

10.16.1

The Company’s 2005 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.1. (2)

10.16.2	The First Amendment to the 2005 Equity Incentive Plan dated November 30, 2005 is attached hereto as Exhibit 10.16.2. (2)
10.17.1

The Company’s 2005 Non-Employee Directors’ Award Plan, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.1.(2)

10.17.2	The First Amendment to the 2005 Non-Employee Directors’ Award Plan dated November 30, 2005 is attached hereto as Exhibit 10.17.2.(2)
10.18.1

The Form of Restricted Shares Award Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.1.(2)

10.18.2

The First Amendment to Form of Restricted Shares Award Agreement, which amendment is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference by Exhibit 10.18.2.(2)

10.19

The Form of Restricted Shares Award Agreement under the 2005 Non-Employee Directors’ Award Plan, which is attached as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.(2)

10.20

The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20. (2)

10.21.1

The Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.1.

10.21.2

The First Amendment dated as of February 17, 2006 to Syndicated Credit Agreement, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.2.

10.22

The Indenture, dated as of August 12, 2003, between the Company and JPMorgan Chase Bank, as Trustee, under which the debentures were issued, which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.

10.23

The Stock Purchase Agreement dated October 20, 2004 among the Company, Computershare Ltd., Computershare (US) and EQAC INC, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.23.

10.24

The Share Exchange Agreement, dated as of April 8, 2005, by and between West Side Investments Inc. and Computer Sciences Corporation, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 14, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.

10.25

The Share Sale and Purchase Agreement, dated as of July 1, 2005, by and among the Company, Amdocs, Inc. and Amdocs Limited, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.

10.26

The Agreement and Plan of Merger dated October 27, 2005, among the Company, DST lock\line, Inc. Asurion Corporation and Cardinal Corporation, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.26.

10.27

The Share Exchange Agreement dated August 25, 2003 by and among the Company, DST Output Marketing Services, Inc. and Janus Capital Group Inc., which is attached as Appendix A to the Company’s Definitive Proxy Statement for the Special meeting of Stockholders on November 28, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.27.

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
16.	Letter re change in certifying accountant
Not applicable.
18.	Letter re change in accounting principles
Not applicable.
21.	Subsidiaries of the Company
The list of the Company’s significant subsidiaries is attached hereto as Exhibit 21.1.
22.	Published report regarding matters submitted to vote of security holders
Not applicable.
23.	Consents of experts and counsel
The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.
24.	Power of attorney
Not applicable.

31.	Rule 13a-14(a) Certifications
	31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant is attached hereto as Exhibit 31.1.
	31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant is attached hereto as Exhibit 31.2.
32	Section 1350 Certifications

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
Thomas A. McDonnell
President, Principal Executive Officer, Chief Executive Officer and Director

Dated: February 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 23, 2006.

/s/ A. EDWARD ALLINSON	/s/ THOMAS A. MCDONNELL
A. Edward Allinson Director	Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
/s/ GEORGE L. ARGYROS	/s/ THOMAS A. MCCULLOUGH
George L. Argyros Director	Thomas A. McCullough Executive Vice President, Chief Operating Officer and Director
/s/ MICHAEL G. FITT	/s/ KENNETH V. HAGER
Michael G. Fitt Director	Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer
/s/ WILLIAM C. NELSON	/s/ GREGG WM. GIVENS
William C. Nelson Director	Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ TRAVIS E. REED
Travis E. Reed Director
/s/ M. JEANNINE STRANDJORD
M. Jeannine Strandjord Director

DST Systems, Inc.,
2005 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
10.5.2	The 2005-1 Amendment to the DST Systems, Inc. Supplemental Executive Retirement Plan dated November 30, 2005.
10.10	The Employment Agreement dated as of April 1, 1992 between the Company and Kenneth V. Hager together with the October 9, 1995 Amendment thereto
10.16.2	The First Amendment dated November 30, 2005 to 2005 Equity Incentive Plan
10.17.2	The First Amendment dated November 30, 2005 to 2005 Non-Employee Directors’ Award Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

*                    The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.