Form 10-Q
period 2006-03-31
DST SYSTEMS INC
filed 2006-05-10
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

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
Yes ☐     No ☒

Number of shares outstanding of the Company’s common stock as of April 30, 2006:
Common Stock $0.01 par value — 69,706,083

DST Systems, Inc.
Form 10-Q
March 31, 2006
Table of Contents

		Page(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Introductory Comments	3

	Condensed Consolidated Balance Sheet – March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statement of Income – Three Months Ended March 31, 2006 and 2005	5

	Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39-40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40-41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURE		41

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

 DST Systems, Inc.
 Condensed Consolidated Balance Sheet
 (dollars in millions, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$99.3	$80.2
Transfer agency investments	69.4	93.3
Accounts receivable	360.6	386.2
Deferred income taxes	33.6	32.9
Other assets	47.6	48.9
Assets of businesses held for sale		118.9
	610.5	760.4
Investments	1,702.7	1,405.2
Properties	499.1	492.4
Goodwill	75.2	75.1
Intangibles	18.8	18.9
Other assets	75.6	90.8
Assets of business held for sale		186.7
Total assets	$2,981.9	$3,029.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$861.2	$863.1
Transfer agency deposits	69.4	93.3
Accounts payable	94.8	97.6
Accrued compensation and benefits	64.3	90.2
Deferred revenues and gains	69.5	69.4
Other liabilities	157.4	160.3
Income taxes payable	153.2	137.7
Liabilities of businesses held for sale		110.7
	1,469.8	1,622.3
Long-term debt	548.0	541.4
Deferred income taxes	385.5	318.0
Other liabilities	57.2	52.1
	2,460.5	2,533.8
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	112.2	209.8
Retained earnings	1,243.7	1,162.0
Unearned Compensation		(106.8)
Treasury stock (25.8 million and 23.6 million shares, respectively), at cost	(1,273.4)	(1,148.2)
Accumulated other comprehensive income	437.9	377.9
Total stockholders’ equity	521.4	495.7
Total liabilities and stockholders’ equity	$2,981.9	$3,029.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Operating revenues	$382.7	$437.1
Out-of-pocket reimbursements	193.3	191.2

Total revenues	576.0	628.3

Costs and expenses	477.3	515.7
Depreciation and amortization	29.3	35.8

Income from operations	69.4	76.8

Interest expense	(29.5)	(16.6)
Other income, net	24.5	7.7
Gains on sale of businesses	52.8
Equity in earnings of unconsolidated affiliates	16.1	7.9

Income before income taxes	133.3	75.8
Income taxes	51.6	26.6

Net income	$81.7	$49.2

Average common shares outstanding	67.9	78.4
Diluted shares outstanding	73.4	80.9

Basic earnings per share	$1.20	$0.63
Diluted earnings per share	$1.11	$0.61

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
 Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the three Months
	Ended March 31,
	2006	2005
Cash flows — operating activities:
Net income	$81.7	$49.2
Depreciation and amortization	29.3	35.8
Equity in earnings of unconsolidated affiliates	(16.1)	(7.9)
Net realized gain on investments	(16.1)	(1.0)
Gains on sale of businesses and properties	(52.8)
Share-based compensation expense	6.3	6.4
Amortization of debt issuance costs	12.7	0.9
Deferred income taxes	23.8	9.6
Cash dividend from unconsolidated affiliates	25.1
Changes in accounts receivable	26.2	44.7
Changes in other assets	5.4	(20.8)
Changes in transfer agency investments	23.9	(228.0)
Changes in transfer agency deposits	(23.9)	228.0
Changes in accounts payable and accrued liabilities	(2.7)	(9.7)
Changes in income taxes payable	19.8
Changes in deferred revenues and gains	(0.1)	31.8
Changes in accrued compensation and benefits	(22.1)	(30.0)
Other, net	6.2	3.1
Total adjustments to net income	44.9	62.9
Net	126.6	112.1
Cash flows — investing activities:
Capital expenditures	(35.4)	(33.8)
Proceeds from sale of investments	97.4	3.2
Investments in securities	(23.9)	(7.7)
Investments in and advances to unconsolidated affiliates	(10.7)	(0.7)
Other, net	(0.8)
Net	26.6	(39.0)
Cash flows — financing activities:
Proceeds from issuance of common stock	21.7	7.0
Principal payments on long-term debt	(22.6)	(27.5)
Net increase (decrease) in revolving credit facilities	16.0	(47.8)
Common stock repurchased	(153.0)	(1.6)
Excess tax benefits from share based compensation	3.8
Net	(134.1)	(69.9)
Net increase in cash and cash equivalents	19.1	3.2
Cash and cash equivalents at beginning of period	80.2	96.6
Cash and cash equivalents at end of period	$99.3	$99.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

1. Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

2. Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge its DST lock\line, Inc. subsidiary (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”), a privately held company with principal operations in Nashville, Tennessee.

The merger was structured as a tax free reorganization, and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording 37.4% of Asurion’s net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s consolidated statement of income during the first quarter 2006. The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain will be amortized primarily over a 15 year life, while the residual will be deferred indefinitely. For financial accounting purposes the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million. As a result, the Company has performed a preliminary allocation of the excess purchase price and has currently allocated approximately $44.6 million to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15 year life. The remaining excess purchase price has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests. The Company estimates that for 2006, the deferred gain amortization will increase equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles will reduce equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line. Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $260 million, of which Asurion has preliminarily allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15 year life. The residual has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests. The Company estimates that the 2006 after-tax impact of Asurion amortizing the identifiable intangibles will be approximately $4.8 million, of which DST’s 37.4% pro-rata portion would result in a $1.8 million reduction in equity in earnings of Asurion due to the amortization.

The calculation of DST’s equity in earnings of Asurion for the quarter ended March 31, 2006 is as follows:

(000’s)
Asurion net income before amortization of identified intangibles	$24,063

Identified intangible amortization, after tax	(1,198)

Asurion net income (unaudited)	22,865

DST’s ownership percentage	37.4%

DST’s pro-rata share of Asurion’s earnings	8,552

Amortization of DST’s deferred gain	245

Amortization of identified intangibles	(953)

DST’s equity in Asurion’s earnings	$7,844

For diluted earnings per share purposes, DST’s equity in earnings of Asurion is calculated using a 35.5% pro-rata share based on Asurion’s fully diluted shares outstanding.

lock\line related operating revenues for the three months ended March 31, 2005 and the year ended December 31, 2005 were $35.4 million and $164.8 million, respectively. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 4,500 employees at March 31, 2006.

At December 31, 2005, the assets and liabilities of lock\line have been categorized as assets and liabilities held for sale in the consolidated balance sheet.

3. Share-Based Compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Both of these share-based compensation plans have been approved by the Company’s Board of Directors. The DST  Systems,  Inc. 2005  Equity Incentive Plan (the “Employee Plan”) and the DST Systems, Inc. 2005 Non-Employee Directors’  Award  Plan  (the  “Directors’  Plan”) became effective on May 10, 2005. The term of both the Employee Plan and the Directors’ Plan is from May 10, 2005 through May 9, 2015.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under FAS 123. For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted. Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006. At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $800,000. These stock option awards will be substantially vested at December 31, 2006 and, accordingly, the remaining unvested grant date fair value will be recorded in costs and expenses evenly throughout 2006. Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest. In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million. This amount has been included as a reduction to costs and expenses during the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share, for the prior year quarter, if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation related to all awards (in millions, except per share amounts):

		For the Three Months Ended March 31, 2005
Net income:	As reported	$49.2

Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		4.1

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(5.1)

Net Income	Pro forma	$48.2
Basic earnings per share:	As reported	$0.63
	Pro forma	$0.62

Diluted earnings per share:	As reported	$0.61
	Pro forma	$0.61

The Company did not issue any stock option awards during the three months ended March 31, 2006 or the year ended December 31, 2005. The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $3.8 million were classified as a financing inflow during the three months ended March 31, 2006. Cash proceeds from options exercised for the three months ended March 31, 2006 and 2005 were $21.7 million and $7.0 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

Summary stock option activity is presented in the table below (shares in millions):

	For the Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1	10.6	$39.89
Granted
Exercised	(0.7)	33.29		$17.1
Forfeited or Expired
Outstanding at March 31	9.9	$40.25	5.2	$171.1

Exercisable at March 31	9.8	$40.23	5.2	$169.1

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants. Subject to early lapsing and forfeiture provisions, the restrictions on shares granted to participants lapse on November 10, 2009 and January 31, 2010. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions and for special employee recognition purposes. The restrictions on shares granted after November

2004 also lapse on November 10, 2009. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any.

Summary restricted stock activity is presented in the table below (shares in millions):

	For the Three Months Ended March 31, 2006
	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1	2.7	$47.23
Granted
Vested	(0.1)	46.87
Forfeited	(0.1)	47.38
Non-vested at March 31	2.5	$47.40

The fair value of vested restricted stock awards during the three months ended March 31, 2006 was $4.9 million. At March 31, 2006, the Company had $83.3 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures. The impact of amortized compensation expense for the three months ended March 31, 2006 was $7.4 million, net of the Company’s accrual for estimated forfeitures. This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $17.1 million for the remainder of 2006, $22.8 million for each of the years 2007 and 2008, $20.1 million for 2009 and $0.5 million for 2010. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

4. Investments

Investments are as follows (in millions):

	2006	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2006	2005
Available-for-sale securities:
State Street Corporation	3%	$683.5	$709.2
Computershare Ltd.	5%	156.1	147.3
Euronet Worldwide, Inc.	5%	71.3	52.4
Other available-for-sale securities		203.2	179.8
		1,114.1	1,088.7

Unconsolidated affiliates:
Asurion Corporation	37%	263.2
Boston Financial Data Services, Inc.	50%	99.9	118.3
International Financial Data Services, U.K.	50%	37.4	38.4
International Financial Data Services, Canada	50%	12.3	8.0
Argus Health Systems	50%	10.1	9.1
Unconsolidated Real Estate Affiliates		109.7	93.6
Other unconsolidated affiliates		12.3	12.3
		544.9	279.7

Other:
Trading securities		36.2	29.7
Held-to-maturity		7.5	7.8
		43.7	37.5
Total investments		$1,702.7	$1,405.9

The table above includes $700,000 of investments classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2005. During the three months ended March 31, 2006, the Company sold approximately 1.5 million shares of State Street Corporation (“State Street”) which resulted in gains on sales of securities of $15.9 million and cash proceeds of $89.9 million. The Company continues to hold approximately 11.3 million shares of State Street Corporation and has no current intention to further reduce its holdings.

Certain information related to the Company’s available-for-sale securities follows (in millions):

	March 31,	December 31,
	2006	2005
Book cost basis	$405.7	$468.4
Gross unrealized gains	709.8	621.3
Gross unrealized losses	(1.4)	(1.0)
Market value	$1,114.1	$1,088.7

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $69.4 million and $93.3 million of transfer agency investments and deposits at March 31, 2006 and December 31, 2005, respectively.

During the three months ended March 31, 2006 and 2005, the Company received $97.4 million and $3.2 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $16.3 million and $1.4 million and gross losses of $200,000 and $400,000 were recorded during the three months ended March 31, 2006 and 2005, respectively, from available-for-sale securities.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of March 31, 2006 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Common Stock	$24.4	$1.4	$	$	$24.4	$1.4

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments. These may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company’s financial position.

The Company recognized $400,000 of investment impairments for the three months ended March 31, 2005, which the Company believed were other than temporary. No such impairments were recorded during the three months ended March 31, 2006. The impairments recorded during the three months ended March 31, 2005 related to available for sale investments in the Investments and Other Segment. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the Other Income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates net of income taxes (in millions):

	For the Three Months
	Ended March 31,
	2006	2005
Asurion Corporation	$7.8	$
Boston Financial Data Services, Inc.	6.6	4.0
International Financial Data Services, U.K.	1.2	2.4
International Financial Data Services, Canada	0.2	1.8
Argus Health Systems	1.0	0.2
Other	(0.7)	(0.5)
	$16.1	$7.9

5. Goodwill, Intangibles and Other Assets

The following table summarizes intangible assets (in millions):

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$20.6	$2.8	$126.3	$22.9
Other	2.0	1.0	2.1	1.0
Total	$22.6	$3.8	$128.4	$23.9

The table above includes $85.6 million of net intangible assets classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2005.

Amortization of intangible assets for the three months ended March 31, 2006 and 2005 was approximately $600,000 and $1.9 million, respectively. Annual amortization amounts for intangible assets recorded as of March 31, 2006 are estimated at $2.2 million for each of 2006 and 2007, $2.1 million for 2008, $2.0 million for each of 2009 and 2010, and $1.7 million for 2011.

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2006, by segment (in millions):

	December 31,				March 31,
	2005	Acquisitions	Disposals	Other	2006
Financial Services	$152.8		$(86.9)	$0.1	$66.0
Output Solutions	9.2				9.2
Investments and Other
Total	$162.0	$	$(86.9)	$0.1	$75.2

The table above includes $86.9 million of goodwill classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2005.

6. Debt

Syndicated Line of Credit Amendment

The Company amended its revolving $600 million syndicated line of credit facility during the three months ended March 31, 2006. The amendment (i)  subject to certain conditions,  allows the Company to request  an  increase  of up to $600 million  in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company’s stock to settle both the  principal and accrued  interest  portion of the Company’s Series  A  and  B  convertible  senior  debentures  (upon  conversion  or otherwise) and use the Company’s stock to settle any conversion  premium  payable upon any conversion of the Company’s Series A and B convertible senior debentures.

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility. There were no amounts borrowed under this loan agreement at March 31, 2006.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005. Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, during the three months ended March 31, 2006. These debt issuance costs were included in other non-current assets at December 31, 2005. This non-cash charge has been included in interest expense. The right to convert these bonds is not effective for the three months ending June 30, 2006 due to the conversion feature hurdle not being met at the end of the three months ended March 31, 2006. Conversion rights for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2006, DST purchased $10.7 million of computer equipment with a promissory note. Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year. The note matures on February 1, 2009. The note is secured by the equipment.

7. Income Taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. The Company’s effective tax rate was 38.7% for the three months ended March 31, 2006 compared to 35.1% for the three months ended March 31, 2005. Excluding the effects of discrete period items, the Company estimates its recurring effective tax rate for the remainder of 2006 will be 36.3%. The effective tax rates for 2006 are higher principally due to higher effective tax rates relating to the lock\line merger with Asurion (see Note 2). The full year 2006 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

8. Stockholders’ Equity

Earnings per share. The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2006	2005
Net income	81.7	49.2
Dilutive securities at unconsolidated affiliates	(0.3)
Net income for dilutive computation	$81.4	$49.2
Average common shares outstanding (excluding restricted stock)	67.9	78.4
Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	5.5	2.5
Diluted potential common shares	73.4	80.9
Basic earnings per share	$1.20	$0.63
Diluted earnings per share	$1.11	$0.61

The Company had approximately 69.6 million and 83.4 million shares outstanding at March 31, 2006 and 2005, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million and 2.8 million at March 31, 2006 and 2005, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 900,000 and 2.4 million for the three months ended March 31, 2006 and 2005, respectively. The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share. For the three months ended March 31, 2006, there was additional dilution of approximately 2.6 million shares related to the Company’s average daily share price exceeding $49.08 during the quarter.

Stock repurchases

The Company repurchased approximately 2.5 million shares of DST common stock for $144.5 million or $57.29 per share during the three months ended March 31, 2006. Cash proceeds from the State Street stock sale and from stock option exercises and cash flow from operations were used to repurchase these shares. At March 31, 2006, 2.8 million shares remained under the existing share repurchase authorization.

Comprehensive income (loss). Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months
	Ended March 31,
	2006	2005
Net income	$81.7	$49.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	107.3	(135.5)
Proportional share of unconsolidated affiliate interest rate swap	6.1	1.7
Less reclassification adjustments for net gains included in net income	(16.1)	(1.1)
Foreign currency translation adjustments	0.3	(2.6)
Deferred income taxes	(37.6)	52.7
Other comprehensive income (loss)	60.0	(84.8)
Comprehensive income (loss)	$141.7	$(35.6)

9. Commitments and Contingencies

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

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture. The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million. At March 31, 2006, total borrowings against the loan were $100,000.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit for a 50% owned real estate joint venture. The line of credit becomes due and the Company’s guarantee thereof expires on June 17, 2006. At March 31, 2006, total borrowings against the line of credit were $6.3 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture. The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007. At March 31, 2006, total borrowings on the loan were $21.7 million, resulting in a guarantee of $1.3 million by the Company.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At March 31, 2006, total borrowings on the loan were $28.4 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner. At March 31, 2006, the Company and its joint venture partner had each contributed half of the equity of $60.4 million. The Company and its joint venture partner have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $31.8 million have been secured through $31.8 million of letters of credit that will begin expiring in 2007 through 2008. The Company is responsible for $15.9 million of the letters of credit at March 31, 2006. At March 31, 2006, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of International Financial Data Services, U.K. Limited (“IFDS U.K.”), which requires IFDS U.K. to make annual rent payments of approximately $3.5 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $19.5 million mortgage loan from a bank. At March 31, 2006, amounts borrowed under this loan were $19.1 million. The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term. To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15 year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $300,000.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.

The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party’s interest at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable; however, the amount could be material.

Guarantees

In addition to the guarantees entered into as mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At March 31, 2006 and December 31, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

10. Recently Issued Accounting Standards

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement is expected to be issued later this year. The statement would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this “if converted” method, diluted earnings per share would have been $1.08 and $0.56 for the three months ended March 31, 2006 and 2005, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company’s current estimates based upon the exposure draft in its current form. There may be material differences between these estimates and the actual impact of the standard when issued as final.

11. Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of DST Innovis, Inc. and DST Interactive, Inc. (the “Innovis Entities”). The Customer Management Segment provided customer management, billing and marketing solutions to the video / broadband/cable/satellite TV industry. The Innovis Entities were sold on July 1, 2005.

As more fully described in Note 3 “Significant Business Transactions” in the Company’s Consolidated Financial Statements included in its December 31, 2005 annual report on Form 10-K, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005. Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation. On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. to Computershare Ltd. As discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report, on January 1, 2006, the Company merged its wholly-owned subsidiary, lock\line, into a wholly-owned subsidiary of Asurion for an approximate 37.4% equity interest in Asurion.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2006	December 31, 2005

Financial Services	$2,329.0	$2,471.5
Output Solutions	376.9	379.4
Investments and Other	1,944.1	1,946.2
Eliminations	(1,668.1)	(1,767.6)
	$2,981.9	$3,029.5

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2006
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$242.2	$135.8	$	$4.7	$	$382.7
Intersegment operating revenues	1.2			10.7	(11.9)
Out-of-pocket reimbursements	16.3	177.4		0.1	(0.5)	193.3
Total revenues	259.7	313.2		15.5	(12.4)	576.0

Costs and expenses	177.9	301.9		9.9	(12.4)	477.3
Depreciation and amortization	19.3	7.1		2.9		29.3

Income (loss) from operations	62.5	4.2		2.7		69.4
Other income, net	3.8			20.7		24.5
Gains on sale of businesses	52.8					52.8
Equity in earnings of unconsolidated affiliates	17.0			(0.9)		16.1

Earnings before interest and income taxes	$136.1	$4.2	$	$22.5	$	$162.8

	Three Months Ended March 31, 2005
	Financial Services	Output Solutions	Customer Management	Investments/ Other	Eliminations	Consolidated Total

Operating revenues	$277.5	$109.1	$46.3	$3.4	$	$437.1
Intersegment operating revenues	2.2	18.5		14.6	(35.3)
Out-of-pocket reimbursements	43.2	152.3	13.2	0.1	(17.6)	191.2
Total revenues	322.9	280.7	59.5	18.1	(52.9)	628.3

Costs and expenses	245.9	262.1	50.4	10.2	(52.9)	515.7
Depreciation and amortization	23.4	6.7	1.5	4.2		35.8

Income from operations	53.6	11.9	7.6	3.7		76.8
Other income, net	3.0	0.2		4.5		7.7
Equity in earnings of unconsolidated affiliates	8.4			(0.5)		7.9

Earnings before interest and income taxes	$65.0	$12.1	$7.6	$7.7	$	$92.4

Earnings before interest and income taxes in the segment reporting information above less interest expense of $29.5 million and $16.6 million for the three months ended March 31, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referred to below in Part II, Item 1A, “Risk Factors.”  Readers are strongly encouraged to consider the factors referred to in such section and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company.  The Company’s reports filed with or furnished to the  SEC  on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

INTRODUCTION

The Company’s business units offer sophisticated information processing and software services and products. These business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of DST Innovis, Inc. and DST Interactive, Inc. (the “Innovis Entities”). The Innovis Entities were sold on July 1, 2005.

As more fully described in Note 3 “Significant Business Transactions” to the Company’s Consolidated Financial Statements included in its December 31, 2005 annual report on Form 10-K, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005. Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation. On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. to Computershare Ltd. As discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report, on January 1, 2006, the Company merged its wholly-owned subsidiary, DST lock\line, Inc. (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”) for an approximate 37.4% equity interest in Asurion.

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, health payers, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, healthcare providers and mortgage servicing organizations; record-keeping systems to support “managed account” investment products; and healthcare processing systems and services offered to health payers, third party administrators and medical practice groups.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output products. The Output Solutions Segment also offers a variety of related professional services, including statement design and formatting, customer segmentation, and personalized messaging tools. The Output Solutions Segment also provides electronic bill payment and presentment solutions and computer output archival solutions.

The Output Solutions Segment also offers its services to the Canadian and U.K. markets. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized paper and electronic communications principally in the U.K.

The Output Solutions Segment distributes its products directly to end customers and through relationships in which the Segment’s services and products are integrated with providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment and prior to the July 1, 2005 sale, the Customer Management Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at March 31, 2006, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $683.5 million, $156.1 million and $71.3 million, respectively, based on closing exchange values at March 31, 2006. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Revenues
Operating revenues
Financial Services	$243.4	$279.7
Output Solutions	135.8	128.4
Customer Management		46.3
Investments and Other	15.4	18.0
Eliminations	(11.9)	(35.3)
	382.7	437.1
% change from prior year period	(12.4%)

Out-of-pocket reimbursements
Financial Services	16.3	43.2
Output Solutions	177.4	152.3
Customer Management		13.2
Investments and Other	0.1	0.1
Eliminations	(0.5)	(17.6)
	193.3	191.2
% change from prior year period	1.1%

Total revenues	$576.0	$628.3
% change from prior year period	(8.3%)

Income from operations
Financial Services	$62.5	$53.6
Output Solutions	4.2	11.9
Customer Management		7.6
Investments and Other	2.7	3.7
	69.4	76.8

Interest expense	(29.5)	(16.6)
Other income, net	24.5	7.7
Gains on sale of businesses	52.8
Equity in earnings of unconsolidated affiliates	16.1	7.9
Income before income taxes	133.3	75.8
Income taxes	51.6	26.6
Net income	$81.7	49.2

Basic earnings per share	$1.20	$0.63
Diluted earnings per share	$1.11	$0.61

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three months ended March 31, 2006, decreased $52.3 million or 8.3% over the same period in 2005. Consolidated operating revenues for the three months ended March 31, 2006 decreased $54.4 million or 12.4% over the prior year quarter. Consolidated operating revenues during the first quarter were negatively impacted by the sale of EquiServe and the Innovis Entities and the merger of lock\line, which recorded operating revenues of $52.7 million, $46.3 million and $35.4 million, respectively, during the first quarter of 2005. Operating revenues were positively impacted by the inclusion of revenues from DST Health Solutions, Inc., higher mutual fund shareowner accounts serviced, higher AWD license fee revenues and higher Output Solutions Segment revenues. Consolidated Out-of-Pocket (“OOP”) reimbursements increased $2.1 million or 1.1% from the prior year quarter, principally from higher Output Solutions volumes.

Consolidated operating revenues include approximately $10.4 million of software license revenues in the first quarter 2006, an increase of $2.5 million over comparable business unit license revenues in the first quarter of 2005. The 2006 revenues are principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems). While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Financial Services Segment total revenues for the three months ended March 31, 2006 decreased $63.2 million or 19.6% over the same period in 2005. Financial Services Segment operating revenues for the three months ended March 31, 2006 decreased $36.3 million or 13.0% over the same periods in 2005. These decreases resulted principally from the decrease in revenues from Equiserve as a result of the sale of this business on June 17, 2005 and the decrease in revenues from lock\line as a result of the merger on January 1, 2006, offset by higher U.S. mutual fund shareowner accounting servicing revenues and AWD revenues, and the inclusion of Health Solutions which was acquired on April 29, 2005. U.S. Financial Services Segment operating revenues for the three months ended March 31, 2006 decreased $40.9 million or 16.1% over the same period in 2005. The decrease in U.S. Financial Services Segment operating revenues for the quarter ended March 31, 2006 resulted primarily from the same reasons discussed above. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 103.5 million at March 31, 2006, a net increase of 1.3 million or 1.3% from the 102.2 million serviced at December 31, 2005, and an increase of 9.5 million or 10.1% from the 94.0 million serviced at March 31, 2005. Financial Services Segment international operating revenues for the three months ended March 31, 2006, were $30.6 million, an increase of $4.5 million or 17.3% from the prior year quarter, primarily due to higher professional services revenues.

Output Solutions Segment total revenues for the three months ended March 31, 2006, increased $32.5 million or 11.6% over the same period in 2005. Output Solutions Segment operating revenues for the three months ended March 31, 2006 increased $7.4 million or 5.8% over the same period in 2005. The operating revenue increase resulted principally from increased revenues for paper stock which was previously provided directly by the customer and new client relationships in Canada and the U.K. Output Solutions Segment images produced for the three months ended March 31, 2006, increased 30.3% to approximately 3.3 billion and items mailed increased 15.6% to approximately 505 million compared to the same period in 2005.

Investments and Other Segment operating revenues decreased $2.6 million or 14.4% for the three months ended March 31, 2006 as compared to the same period in 2005, primarily from lower rent revenue due to the sale of an office building in third quarter 2005. Segment revenues are primarily rental income for facilities leased to the Company’s operating segments.

Income from operations

Consolidated income from operations for the three months ended March 31, 2006 was $69.4 million, a decrease of $7.4 million or 9.6% over the same period in 2005, primarily from the decrease of contributions resulting from the sale of Equiserve and the Innovis Entities and the lock\line merger, and higher costs and expenses within the Output Solutions Segment, offset by higher U.S. mutual fund contributions.

Financial Services Segment income from operations for the three months ended March 31, 2006 increased $8.9 million or 16.6% from the prior year quarter to $62.5 million, primarily from higher mutual fund and AWD revenues and operational efficiencies, partially offset by the loss of income from the EquiServe and lock\line businesses. Costs and expenses (including OOP costs) decreased $68.0 million compared to the prior year quarter, primarily from the absence of the EquiServe and lock\line businesses, offset by the inclusion of Health Solutions and increased compensation expense from accelerated vesting of restricted stock as a result of the lock\line merger with Asurion. Depreciation and amortization costs decreased $4.1 million or 17.5% compared to the prior year quarter, primarily attributable to the absence of Fairway software amortization and EquiServe and lock\line costs, partially offset by amortization of intangible assets acquired in the acquisition of Health Solutions.

Output Solutions Segment income from operations for the three months ended March 31, 2006 decreased $7.7 million or 64.7% over the prior year quarter to $4.2 million. Costs and expenses (including OOP costs) increased $39.8 million or 15.2% from the first quarter of 2005, reflecting the cost of paper stock previously provided directly by the customer and higher personnel, material and equipment costs associated with the increase in operating revenues, higher OOP costs associated with higher volumes, and severance related compensation charges of $1.8 million associated with an adjustment of staffing levels. In addition, the financial results for the three months ended March 31, 2006 reflect the impact of new contracts with certain large existing telecommunication customers. The lower unit pricing in these new contracts is currently effective, however the new technologies that are designed to lower printing and inserting costs are being phased in over the next twelve to eighteen months. Depreciation and amortization increased $400,000 compared to the prior year quarter as a result of increased depreciation on new printing equipment.

Investments and Other Segment income from operations totaled $2.7 million for the three months ended March 31, 2006, a decrease of $1.0 million over the same period in 2005.

Interest expense

Interest expense was $29.5 million for the quarter ended March 31, 2006, an increase of $12.9 million from the prior year quarter, principally from the acceleration of the remaining convertible debenture debt issuance costs, in the amount of $11.8 million, and higher average interest rates and higher amounts borrowed.

Other income, net

Other income was $24.5 million for the first quarter 2006, compared to $7.7 million for the first quarter 2005. First quarter 2006 results include dividend and interest income of $6.7 million and net gains on security transactions of approximately $16.1 million, principally from the sale of approximately 1.5 million shares of State Street Corporation. First quarter 2005 results include dividend and interest income of $5.4 million and net gains on security transactions of approximately $1.0 million. The increase in dividend and interest income during the first quarter of 2006 is primarily due to a semi-annual dividend on Computershare common stock, obtained in connection with the sale of the Equiserve business on June 17, 2005.

Gains on sale of businesses

The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006. More information related to the gain is included in the Significant Transactions Section.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended March 31,
	2006	2005
Asurion	$7.8	$
BFDS	6.6	4.0
IFDS — U.K.	1.2	2.4
IFDS — Canada	0.2	1.8
Argus	1.0	0.2
Other	(0.7)	(0.5)
	$16.1	$7.9

Equity in earnings of unconsolidated affiliates totaled $16.1 million for the three months ended March 31, 2006, as compared to $7.9 million for the three months ended March 31, 2005, primarily resulting from the inclusion of Asurion on January 1, 2006. Boston Financial Data Services (“BFDS”) earnings increased $2.6 million for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to increased mutual fund shareowner servicing revenues and improvements in operations. International Financial Data Services (U.K.) Limited (“IFDS U.K.”) results decreased $1.2 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to deferred income tax benefits recorded in 2005. Accounts serviced by IFDS U.K. were 5.3 million at March 31, 2006, an increase of 100,000 or 1.9% from year end 2005 levels, and unchanged from March 31, 2005 levels. International Financial Data Services (Canada) Limited (“IFDS Canada”) results decreased $1.6 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the discontinuation of negative amortization of intangible assets as these amounts became fully amortized in January 2006. Accounts serviced by IFDS Canada were 6.8 million at March 31, 2006, unchanged from year end 2005 levels, and an increase of 600,000 from March 31, 2005 levels. Increased earnings at Argus Health Systems were the result of a higher level of pharmacy claims processed from new client conversions and the initial processing of Medicare Part D claims.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. The Company’s effective tax rate was 38.7% for the three months ended March 31, 2006 compared to 35.1% for the three months ended March 31, 2005.  Excluding the effects of discrete period items, the Company estimates its recurring effective tax rate for the remainder of 2006 will be 36.3% The effective tax rates for 2006 are higher principally due to higher effective tax rates relating to the lock\line merger with Asurion. The full year 2006 effective tax rate can be affected by variances between the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimental and state incentive) and adjustments which may arise from the resolution of tax matters under review.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2006, decreased 19.6% over the same period in 2005 to $259.7 million. Financial Services Segment operating revenues for the three months ended March 31, 2006 were $243.4 million, a decrease of $36.3 million or 13.0% over the same period in 2005. U.S. Financial Services Segment operating revenue decreased 16.1% to $212.7 million for the three months ended March 31, 2006. The decrease in U.S. Financial Services Segment operating revenues for the three months ended March 31, 2006, resulted primarily from a decrease of $52.7 million in Equiserve revenues as a result of the sale of this business on June 17, 2005, and a decrease of $35.4 million in lock\line related revenues as a result of the merger of this business on January 1, 2006, offset by higher U.S. mutual fund shareowner accounting servicing revenues from higher accounts serviced, the inclusion of DST Health Solutions revenues acquired and increased AWD license fee revenues. U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed increased 1.3% from 102.2 million at December 31, 2005 to 103.5 million at March 31, 2006. Financial Services Segment operating revenues from international operations for the three months ended March 31, 2006 increased 17.3% to $30.6 million over the same period in 2005, primarily due to higher professional services fees.

During the quarter, the Company received new or increased mutual fund client commitments for approximately 7.8 million new shareholder accounts, based on current account levels. The conversions are expected to occur in the second quarter of 2007.

Costs and expenses

Segment costs and expenses for the three months ended March 31, 2006 decreased 27.6% to $177.9 million over the same period in 2005, primarily from the absence of the EquiServe and lock\line businesses, offset by the inclusion of DST Health Solutions and increased compensation expense from accelerated vesting of restricted stock as a result of the lock\line merger with Asurion, in the amount of $1.7 million.

Depreciation and amortization

Segment depreciation and amortization decreased 17.5% to $19.3 million for the three months ended March 31, 2006 over the same period in 2005, attributable to the absence of Fairway software amortization and EquiServe and lock\line costs and lower depreciation of computer equipment, partially offset by increased amortization of intangible assets acquired in the acquisition of DST Health Solutions.

Income from operations

Segment income from operations for the three months ended March 31, 2006 increased 16.6% to $62.5 million over the same period in 2005, primarily from mutual fund and AWD revenues and operational efficiencies, partially offset by the loss of income from the EquiServe and lock\line businesses.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2006 increased 11.6% to $313.2 million, compared to the same period in 2005. Output Solutions Segment operating revenues for the three months ended March 31, 2006 increased 5.8% to $135.8 million, compared to the same period in 2005. The operating revenue increase for the three months ended March 31, 2006 resulted principally from increased revenues for paper stock which was previously provided directly by the customer and new client relationships in Canada and the U.K.

Costs and expenses

Segment costs and expenses for the three months ended March 31, 2006 increased 15.2% to $301.9 million over the same period in 2005. The increase is a result of the cost of paper stock previously provided directly by the customer and higher personnel, material and equipment costs associated with the increased sales volumes and the implementation of new printing and inserting technologies, and severance and related compensation charges of $1.8 million associated with an adjustment of staffing levels.

Depreciation and amortization

Segment depreciation and amortization increased 6.0% to $7.1 million for the three months ended March 31, 2006, compared to the same period in 2005. The increase is due to depreciation on new printing equipment. Depreciation expense for this segment will continue to increase as a result of capital expenditures and from the use of accelerated depreciation methods by the Company.

Income from operations

Segment income from operations for the three months ended March 31, 2006 decreased 64.7% to $4.2 million over the same period in 2005. The first quarter results of Output Solutions reflected the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis. The nature of these contracts are long term relationships with lower unit pricing, anticipating the impact of Output Solutions’ investments in new high speed color printing capability and re-engineered proprietary inserting and mailing technology. The pricing of the contracts has become effective; however, the new technologies are being phased in over the next twelve to eighteen months. In connection with the implementations of the new printing and inserting technology, Output Solutions has begun purchasing new printing equipment which will displace equipment previously leased. This shift to owned equipment negatively impacts short term profitability as the Company uses accelerated depreciation for GAAP purposes. In addition, a significant client has indicated that it plans to internalize its print/mail operations as a result of its merger with a company with in-house capabilities. While the timing is uncertain, this will impact future period revenue and income later in 2006 or in 2007.

CUSTOMER MANAGEMENT SEGMENT (SOLD ON JULY 1, 2005)

Income from operations

DST sold the Innovis Entities on July 1, 2005. For the three months ended March 31, 2006, income from operations decreased $7.6 million compared to the same period in 2005 as a result of the sale.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $15.4 million for the three months ended March 31, 2006, a decrease of $2.6 million as compared to the same period in 2005. The decrease for the three months ended March 31, 2006 is primarily attributable to lower rent revenue due to the sale of an office building in the third quarter 2005.

Costs and expenses

Segment costs and expenses decreased $300,000 for the three months ended March 31, 2006, compared to the same period in 2005, primarily related to the sale of an office building in 2005.

Depreciation and amortization

Segment depreciation and amortization decreased $1.3 million to $2.9 million for the three months ended March 31, 2006, as compared to the same period in 2005, primarily related to the sale of an office building in 2005.

Income from operations

Segment income from operations totaled $2.7 million for the three months ended March 31, 2006 as compared to $3.7 million for the three months ended March 31, 2005. The decrease is primarily attributable to the decreased rental revenues as a result of the sale of an office building in 2005.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31, 2006	December 31, 2005
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	63.5	63.2
IRA mutual fund accounts	22.9	22.6
Other retirement accounts	4.0	3.8
TRAC mutual fund accounts	6.6	6.4
Section 529 and Educational IRA’s	6.5	6.2
	103.5	102.2

International
United Kingdom (1)	5.3	5.2
Canada (2)	6.8	6.8

TRAC participants (millions)	4.5	4.3
Security transfer accounts processed (millions)	0.8	0.7
Automated Work Distributor workstations (thousands)	110.4	107.2
DST Health Solutions covered lives (millions)	16.3	16.3

	For the Three Months Ended March 31,
	2006	2005
Output Solutions Operating Data
Images produced (millions)	3,325	2,552
Items mailed (millions)	505	437

(1)             Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)             Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity is cash provided by operations. Principal uses of cash are reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt. Information on the Company’s consolidated cash flows for the three months ended March 31, 2006 and 2005 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $126.6 million for the three months ended March 31, 2006. Operating cash flows resulted principally from net income of $81.7 million less net non-cash additions included in net income, including the $52.8 million gain associated with the merger of lock/line with Asurion, depreciation and amortization expense of $29.3 million and interest expense associated with the amortization of the convertible debenture issuance costs of $12.7 million. The Company also received $25.1 million of dividends from unconsolidated affiliates during the three months ended March 31, 2006. BFDS accounted for $25.0 million of the total dividends received from unconsolidated affiliates during the quarter. Significant working capital related adjustments to net income include an increase in income taxes payable of $19.8 million and a decrease in accrued compensation and benefits of $22.1 million. The Company had $99.3 million of cash and cash equivalents at March 31, 2006, an increase of $19.1 million from December 31, 2005.

At March 31, 2006, the Company had income taxes payable of $153.2 million, which includes liabilities related to uncertain tax positions. Approximately $111.3 million is related to tax uncertainties in connection with the Company’s treatment of the Health Solutions exchange transaction as a tax free reorganization under Section 355 of the Internal Revenue Code. Approximately $20.5 million is related to tax uncertainties in connection with the Company’s treatment of a transaction in the Company’s 2000 income tax return. As promulgated by GAAP, the Company has presented tax uncertainties as a current liability, however, management estimates the resolution of these uncertainties could take more than one year.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $69.4 million and $93.3 million of mutual fund transfer agency  client investments and deposits at March 31, 2006 and December 31, 2005, respectively.

Investing Activities

Cash flows provided by investing activities totaled $26.6 million for the three months ended March 31, 2006 compared to cash flows used in investing activities of $39.0 million during the three months ended March 31, 2005. The increase was attributable primarily to cash proceeds associated with the sale of investment securities.

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities. During the three months ended March 31, 2006, the Company expended $35.4 million in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders. Of this total, approximately $1.0 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements. The Output Solutions Segment has been increasing capital spending in 2006, an increase of approximately $10.1 million compared to capital spending during the three months ended March 31, 2005, to support the implementation of new printing and inserting technologies that will be used to support new and existing business. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured notes or draws under bank lines of credit, as required.

Investments

The Company made $23.9 million of investments in available-for-sale securities for the three month period ended March 31, 2006, and made $10.7 million of advances to unconsolidated affiliates and other investments during that period. During the three months ended March 31, 2006, the Company received $97.4 million from the sale of investments in available-for-sale and other securities, principally from the sale of approximately 1.5 million shares of the Company’s State Street stock. The Company continues to hold 11.3 million shares of State Street and has no current intention to further reduce its holding.

Financing Activities

Cash flows used in financing activities totaled $134.1 million for the three months ended March 31, 2006.

Common Stock Issuances and Repurchases

The Company received proceeds of $21.7 million from the issuance of common stock from the exercise of employee stock options during the three month period ended March 31, 2006. A significant amount of option exercises were exercised by lock\line employees subsequent to DST’s merger of lock\line with Asurion.

The Company repurchased approximately 2.5 million shares of DST common stock for $144.5 million or $57.29 per share during the three months ended March 31, 2006. Cash proceeds from the State Street stock sale and from stock option exercises by lock\line employees whose options were expiring, and cash flow from operations were used to repurchase these shares. At March 31, 2006, 2.8 million shares remained under the existing share repurchase authorization.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $8.5 million and $1.6 million during the three months ended March 31, 2006 and 2005, respectively.

Debt Activity

The Company has used the following primary sources of debt financing: the syndicated line of credit facility, which was amended during the first quarter 2006 as discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. Net borrowings from the Company’s line of credit facilities totaled $16.0 million during the three months ended March 31, 2006. The Company had $1,409.2 million and $1,404.5 million of debt outstanding at March 31, 2006 and December 31, 2005, respectively.

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility. There were no amounts borrowed under this loan agreement at March 31, 2006.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005. Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, in accordance with GAAP the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, included in other non-current assets, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense. The right to convert these bonds is not effective for the three months ending June 30, 2006 due to the conversion feature hurdle not being met at the end of the three months ended March 31, 2006. Conversion rights for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2006, DST purchased $10.7 million of computer equipment with a promissory note. Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year. The note matures on February 1, 2009. The note is secured by the equipment.

Significant Transactions

Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge lock\line into a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee.

The merger was structured as a tax free reorganization, and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording 37.4% of Asurion’s net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s consolidated statement of income during the first quarter 2006. The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain will be amortized primarily over a 15 year life, while the residual will be deferred indefinitely. For financial accounting purposes the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million. As a result, the Company has performed a preliminary allocation of the excess purchase price and has currently allocated approximately $44.6 million to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15 year life. The remaining excess purchase price has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests. The Company estimates that for 2006, the deferred gain amortization will increase equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles will reduce equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line. Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $260 million, of which Asurion has preliminarily allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15 year life. The residual has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests. The Company estimates that the 2006 after-tax impact of Asurion amortizing the identifiable intangibles will be approximately $4.8 million, of which DST’s 37.4% pro-rata portion would result in a $1.8 million reduction in equity in earnings of Asurion due to the amortization.

The calculation of DST’s equity in earnings of Asurion for the quarter ended March 31, 2006 is as follows:

(000’s)
Asurion net income before amortization of identified intangibles	$24,063

Identified intangible amortization, after tax	(1,198)

Asurion net income (unaudited)	22,865

DST’s ownership percentage	37.4%

DST’s pro-rata share of Asurion’s earnings	8,552

Amortization of DST’s deferred gain	245

Amortization of identified intangibles	(953)

DST’s equity in Asurion’s earnings	$7,844

For diluted earnings per share purposes, DST’s equity in earnings of Asurion is calculated using a 35.5% pro-rata share based on Asurion’s fully diluted shares outstanding.

lock\line related operating revenues for the three months ended March 31, 2005 and the year ended December 31, 2005 were $35.4 million and $164.8 million, respectively. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 4,500 employees at March 31, 2006.

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its joint venture partner. At March 31, 2006, the Company and its joint venture partner had each contributed half of the aggregate equity of $60.4 million.

The real estate joint venture partners have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement. These commitments have been secured by $31.8 million in letters of credit that will expire beginning in 2007 through 2008. The Company is responsible for $15.9 million of the letters of credit at March 31, 2006. During the three months ended March 31, 2006, the Company advanced $6.0 million to the joint venture.

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

Guarantees

In addition to the guarantees entered into and discussed in Note 9 to the Condensed Consolidated Financial Statements above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At March 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

OTHER

Comprehensive income (loss). The Company’s comprehensive income totaled $141.7 million for the three months ended March 31, 2006, compared to a comprehensive loss of $35.6 million for the three months ended March 31, 2005. Comprehensive income consists of net income of $81.7 million for the three months ended March 31, 2006, compared to $49.2 million for the three months ended March 31, 2005 plus other comprehensive income of $60.0 million for the three months ended March 31, 2006 and other comprehensive loss of $84.8 million for the three months ended March 31, 2005. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap. The principal differences between net income and comprehensive income are the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments. At March 31, 2006, the Company’s available-for-sale securities had unrealized holding losses of $1.4 million. If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the unrealized losses at March 31, 2006 are other than temporary.

The Company did not recognize any investment impairments for the three months ended March 31, 2006, compared to $400,000 for the three months ended March 31, 2005, which the Company believed were other than temporary. The impairments related to investments held by the Investment and Other Segment and other investments held by the Financial Services Segment. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

Share Based Compensation (SFAS 123R)

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under FAS 123. For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted. Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006. At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $800,000. These stock option awards will be substantially vested at December 31, 2006 and, accordingly, the remaining unvested grant date fair value will be recorded in costs and expenses evenly throughout 2006. Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest. In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million. This amount has been included as a reduction to costs and expenses during the three months ended March 31, 2006.

The Company did not issue any stock option awards during the three months ended March 31, 2006 or the year ended December 31, 2005. The impact of amortized compensation expense for the three months ended March 31, 2006 was $7.4 million, net of the Company’s accrual for estimated forfeitures. This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion.

Earnings per Share

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement is expected to be issued later this year. The statement would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this “if converted” method, diluted earnings per share would have been $1.08 and $0.56 for the three months ended March 31, 2006 and 2005, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is still evaluating the remaining aspects of this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company’s current estimates based upon the exposure draft in its current form. There may be material differences between these estimates and the actual impact of the standard when issued as final.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of March 31, 2006 was approximately $1,114.1 million. The impact of a 10% change in fair value of these investments would increase or decrease comprehensive income by approximately $68.0 million. As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for. The balances maintained in the bank accounts are subject to fluctuation. At March 31, 2006, the Company and its joint ventures had approximately $1.5 billion of cash balances maintained in such accounts, of which $1.4 billion were maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease net income by approximately $1.7 million.

At March 31, 2006, the Company had approximately $1,409.2 million of debt, of which $542.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates). At March 31, 2006, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $5.9 million. The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar and Thai Baht. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At March 31, 2006, the Company’s international subsidiaries had approximately $155 million in total assets and for the three months ended March 31, 2006, these international subsidiaries produced approximately $200,000 in net losses. The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $15.5 million and would not materially impact net income.

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

Item 4. Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes during the quarter in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended March 31, 2006.

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number			as Part of	Shares That May Yet Be
	of Shares		Average Price	Publicly Announced	Purchased Under the
Period	Purchased		Paid Per Share	Plans or Programs	Plans or Programs
Jan 1 — Jan 31	426,657	(1)	$57.34	322,600	4,992,400	(2)
Feb 1 — Feb 28	2,204,681	(1)	$56.99	2,199,400	2,793,000	(2)
Mar 1 — Mar 31	14,975	(1)	$42.86		2,793,000	(2)

(1)           For the three months ended March 31, 2006, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 419,651 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly announced repurchase plans or programs. Of these shares, 104,057 shares were purchased in January, 300,619 shares were purchased in February and 14,975 shares were purchased in March.

(2)           On October 25, 2005, DST’s Board of Directors authorized a 6.0 million share repurchase plan allowing, but not requiring, the repurchase of Company common stock in open market and private transactions through July 31, 2008. On March 31, 2006, the Company had approximately 2.8 million remaining shares to be purchased under this plan.

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

31.1                     Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant

31.2                     Certification of Kenneth V. Hager, Chief Financial Officer of Registrant

32                              Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of
Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 10, 2006.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager

Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)