Form 10-Q
period 2006-06-30
DST SYSTEMS INC
filed 2006-08-04
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares outstanding of the Company’s common stock as of June 30, 2006:
Common Stock $0.01 par value — 69,511,542

DST Systems, Inc.
Form 10-Q
June 30, 2006
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
June 30, 2006

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

The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
 (dollars in millions, except per share amounts)
 (unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$72.8	$80.2
Transfer agency investments	88.6	93.3
Accounts receivable	370.0	386.2
Deferred income taxes	36.9	32.9
Other assets	55.1	48.9
Assets of businesses held for sale		118.9
	623.4	760.4
Investments	1,719.2	1,405.2
Properties	506.9	492.4
Goodwill	75.6	75.1
Intangibles	18.2	18.9
Other assets	69.8	90.8
Assets of business held for sale		186.7
Total assets	$3,013.1	$3,029.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Debt due within one year	$62.0	$863.1
Transfer agency deposits	88.6	93.3
Accounts payable	92.3	97.6
Accrued compensation and benefits	74.0	90.2
Deferred revenues and gains	63.4	69.4
Other liabilities	165.7	160.3
Income taxes payable	116.6	137.7
Liabilities of businesses held for sale		110.7
	662.6	1,622.3

Long-term debt	1,332.0	541.4
Deferred income taxes	384.1	318.0
Other liabilities	57.5	52.1
	2,436.2	2,533.8
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	117.8	209.8
Retained earnings	1,299.2	1,162.0
Unearned compensation		(106.8)
Treasury stock (25.8 million and 23.6 million shares, respectively), at cost	(1,281.8)	(1,148.2)
Accumulated other comprehensive income	440.7	377.9
Total stockholders' equity	576.9	495.7
Total liabilities and stockholders' equity	$3,013.1	$3,029.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
 Condensed Consolidated Statement of Income
 (in millions, except per share amounts)
 (unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Operating revenues	$380.5	$469.2	$763.2	$906.3
Out-of-pocket reimbursements	190.0	201.1	383.3	392.3

Total revenues	570.5	670.3	1,146.5	1,298.6

Costs and expenses	469.8	549.8	947.1	1,065.5
Depreciation and amortization	30.9	38.4	60.2	74.2

Income from operations	69.8	82.1	139.2	158.9

Interest expense	(16.3)	(18.2)	(45.8)	(34.8)
Other income, net	5.0	82.3	29.5	90.0
Gains on sale of businesses		120.4	52.8	120.4
Equity in earnings of unconsolidated affiliates	18.3	20.0	34.4	27.9

Income before income taxes	76.8	286.6	210.1	362.4
Income taxes	21.3	116.3	72.9	142.9

Net income	$55.5	$170.3	$137.2	$219.5

Average common shares outstanding	67.1	78.6	67.5	78.5
Diluted shares outstanding	73.0	80.9	73.2	80.9

Basic earnings per share	$0.83	$2.17	$2.03	$2.79
Diluted earnings per share	$0.76	$2.11	$1.87	$2.71

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows — operating activities:
Net income	$137.2	$219.5

Depreciation and amortization	60.2	74.2
Equity in earnings of unconsolidated affiliates	(34.4)	(27.9)
Net realized gain on investments	(13.1)	(74.6)
Gains on sale of businesses and properties	(52.8)	(117.3)
Amortization of unearned compensation on restricted stock	12.3	13.1
Amortization of debt issuance costs	12.9	2.6
Deferred income taxes	23.6	(95.3)
Cash dividend from unconsolidated affiliates	25.2
Changes in accounts receivable	16.8	69.0
Changes in other assets	3.4	(63.2)
Changes in transfer agency investments	4.8	13.3
Changes in transfer agency deposits	(4.8)	(13.3)
Changes in accounts payable and accrued liabilities	(1.7)	39.7
Changes in income taxes payable	(15.6)	207.8
Changes in deferred revenues and gains	(6.1)	5.9
Changes in accrued compensation and benefits	(11.1)	(8.7)
Other, net	7.3	(12.6)
Total adjustments to net income	26.9	12.7
Net	164.1	232.2

Cash flows — investing activities:
Capital expenditures	(65.7)	(73.6)
Proceeds from sale of investments	103.0	13.5
Investments in securities	(43.2)	(17.5)
Investments in and advances to unconsolidated affiliates	(8.2)	(3.0)
Proceeds from exchange of CSC commmon stock		224.6
Proceeds from sale of Equiserve		216.0
Other, net	(0.8)	11.5
Net	(14.9)	371.5

Cash flows — financing activities:
Proceeds from issuance of common stock	38.6	15.2
Principal payments on long-term debt	(26.6)	(54.7)
Net increase (decrease) in revolving credit facilities	8.1	(158.7)
Repayment of promissory note		(107.4)
Debt refinancing costs		(1.7)
Common stock repurchased	(183.1)	(3.5)
Excess tax benefits from share based compensation	6.4
Net	(156.6)	(310.8)

Net increase (decrease) in cash and cash equivalents	(7.4)	292.9
Cash and cash equivalents at beginning of period	80.2	96.6

Cash and cash equivalents at end of period	$72.8	$389.5

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2006, and the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

2.  Merger of lock\line with Asurion

On January 1, 2006, the Company completed the transaction to merge lock\line into a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee.

The merger was structured as a tax free reorganization, and resulted in the Company acquiring a 37.4% ownership interest in Asurion.  The Company received no cash proceeds in connection with the merger.  Effective January 1, 2006, the Company began recording 37.4% of Asurion’s net income as equity in earnings of unconsolidated affiliates.  For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion.  For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s consolidated statement of income during the first quarter 2006.  The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity.  Approximately $12.5 million of the deferred gain will be amortized primarily over a 15 year life, while the residual will be deferred indefinitely.  For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million.  As a result, the Company has performed a preliminary allocation of the excess purchase price and has currently allocated approximately $44.6 million to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15 year life.  The remaining excess purchase price has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests.  The Company estimates that for 2006, the deferred gain amortization will increase equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles will reduce equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line.  Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million.  The purchase price exceeded the net tangible assets of lock\line by approximately $260 million, of which Asurion has preliminarily allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15 year life.  The residual has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests.  In addition to lock\line, Asurion has acquired two additional businesses in 2006 which has resulted in additional intangible assets that will be amortized. The Company estimates that the 2006 after-tax impact of Asurion amortizing the identifiable intangibles (lock\line and other acquisitions) will be approximately $7.4 million, of which DST’s 37.4% pro-rata portion would result in a $2.8 million reduction in equity in earnings of Asurion due to the amortization.

The calculation of DST’s equity in earnings of Asurion for the three and six months ended June 30, 2006 is as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(000’s)	(000’s)
Asurion net income before amortization of identified intangibles	$23,485	$47,415

Identified intangible amortization, after tax	(2,012)	(3,077)

Asurion net income (unaudited)	21,473	44,338

DST’s ownership percentage	37.4%	37.4%

DST’s pro-rata share of Asurion’s earnings	8,031	16,582

Amortization of DST’s deferred gain	245	490

Amortization of identified intangibles	(973)	(1,926)

DST’s equity in Asurion’s earnings	$7,303	$15,146

For diluted earnings per share purposes, DST’s equity in earnings of Asurion is calculated using a 35.5% pro-rata share based on Asurion’s fully diluted shares outstanding.

lock\line related operating revenues for the three and six months ended June 30, 2005 and the year ended December 31, 2005 were $39.3 million, $74.7 million and $164.8 million, respectively.  Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia.  Asurion had approximately 4,500 employees at June 30, 2006.

At December 31, 2005, the assets and liabilities of lock\line have been categorized as assets and liabilities held for sale in the consolidated balance sheet.

On July 13, 2006, DST received a $254 million cash dividend from Asurion.  The payment was part of a debt-financed distribution made by Asurion to all of its shareholders.  Asurion also made dividend-equivalent bonus payments to its stock option holders, and the compensation expense allocable to DST’s interest in Asurion is estimated to reduce DST’s net income by approximately $8.0 million in the third quarter of 2006.  Under the equity method of accounting, the dividend will not be treated as income to DST, and the carrying value of DST’s investment in Asurion will be reduced by the amount of the dividend.

3.  Share-Based Compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans.  Both of these share-based compensation plans have been approved by the Company’s Board of Directors and shareholders.  The DST  Systems,  Inc. 2005  Equity Incentive Plan (the “Employee Plan”) and the DST Systems, Inc. 2005 Non-Employee Directors’  Award  Plan  (the  “Directors’  Plan”) became effective on May 10, 2005.  The term of both the Employee Plan and the Directors’ Plan is from May 10, 2005 through May 9, 2015.

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”).  The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) 201,714 shares, the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved there under), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common  stock,  application  as payment for an award, or, except with respect to restricted  stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards.  As of June 30, 2006, approximately 5.3 million shares were available under the Employee Plan.  The Employee Plan provides for the availability of shares of the Company’s common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate.  Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors’ Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate.  Subject to adjustment, as provided in the  Directors’  Plan, the number of shares of common stock  reserved  for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy “substitute awards”, as defined in the Directors’ Plan.  As of June 30, 2006, approximately 288,000 shares were available under the Directors’ Plan.  Awards under the Directors’ Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under SFAS 123, “Accounting for Stock-Based Compensation”.  For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

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

The following table illustrates the effect on net income and earnings per share, for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation related to all awards (in millions, except per share amounts):

		For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income:	As reported	$170.3	$219.5
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		4.4	8.5
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(5.2)	(10.4)
Net income	Pro forma	$169.5	$217.6
Basic earnings per share:	As reported	$2.17	$2.79
	Pro forma	$2.16	$2.78
Diluted earnings per share:	As reported	$2.11	$2.71
	Pro forma	$2.12	$2.73

The Company did not issue any stock option awards during the six months ended June 30, 2006 or the year ended December 31, 2005.  The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model.  Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow.  Excess tax benefits of $6.4 million were classified as a financing inflow during the six months ended June 30, 2006.  Cash proceeds from options exercised for the six months ended June 30, 2006 and 2005 were $38.6 million and $15.2 million, respectively.  The Company generally issues shares out of treasury to satisfy stock option exercises.

Summary stock option activity is presented in the table below (shares in millions):

	For the Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1	10.6	$39.89
Granted
Exercised	(1.1)	$34.81		$28.3
Forfeited or Expired
Outstanding at June 30	9.5	$40.39	5.0	$177.0
Exercisable at June 30	9.4	$40.36	5.0	$175.0

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

Summary restricted stock activity is presented in the table below (shares in millions):

	For the Six Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1	2.7	$47.23
Granted
Vested	(0.1)	$46.89
Forfeited	(0.1)	$47.78
Non-vested at June 30	2.5	$47.43

The fair value of vested restricted stock awards during the six months ended June 30, 2006 was $5.0 million.  At June 30, 2006, the Company had $77.9 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures.  The impact of amortized compensation expense for the three and six months ended June 30, 2006 was $6.0 million and $12.3 million, respectively, net of the Company’s accrual for estimated forfeitures.  This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion.  The Company estimates that the amortized compensation expense attributable to the grants will be approximately $11.4 million for the remainder of 2006, $22.9 million for each of the years 2007 and 2008, $20.2 million for 2009 and $500,000 for 2010.  In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

4.  Investments

Investments are as follows (in millions):

	2006	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2006	2005
Available-for-sale securities:
State Street Corporation	3%	$657.0	$709.2
Computershare Ltd.	5%	172.5	147.3
Euronet Worldwide	5%	72.3	52.4
Other available-for-sale securities		205.2	179.8
		1,107.0	1,088.7

Unconsolidated affiliates:
Asurion Corporation	37%	270.5
Boston Financial Data Services	50%	107.2	118.3
International Financial Data Services, U.K.	50%	42.3	38.4
International Financial Data Services, Canada	50%	13.7	8.0
Argus Health Systems	50%	12.1	9.1
Unconsolidated real estate affiliates		110.9	93.6
Other unconsolidated affiliates		12.0	12.3
		568.7	279.7

Other:
Trading securities		36.7	29.7
Held-to-maturity		6.8	7.8
		43.5	37.5
Total investments		$1,719.2	$1,405.9

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

Certain information related to the Company’s available-for-sale securities follows (in millions):

	June 30,	December 31,
	2006	2005
Book cost basis	$412.3	$468.4
Gross unrealized gains	696.8	621.3
Gross unrealized losses	(2.1)	(1.0)
Market value	$1,107.0	$1,088.7

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $88.6 million and $93.3 million of transfer agency investments and deposits at June 30, 2006 and December 31, 2005, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of June 30, 2006 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

Common Stock	$34.6	$2.1	$	$	$34.6	$2.1

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

The Company recognized $900,000 of investment impairments for the three and six months ended June 30, 2006 and $2.7 million and $3.1 million for the three and six months ended June 30, 2005, which the Company believed were other than temporary.  The impairments recorded during the three and six months ended June 30, 2006 and 2005 related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the Other Income, net line in the statement of income.

Included in other income, net, during the three months ended June 30, 2006 is a loss, in the amount of $2.9 million, principally related to the decline in value of a non-operating Chapter 11 bankruptcy claim.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Asurion Corporation	$7.3	$	$15.1	$
Boston Financial Data Services, Inc.	7.3	15.6	13.9	19.6
International Financial Data Services, U.K.	2.4	2.2	3.6	4.6
International Financial Data Services, Canada	0.1	1.4	0.3	3.2
Argus Health Systems	2.0	0.1	3.0	0.3
Other	(0.8)	0.7	(1.5)	0.2
	$18.3	$20.0	$34.4	$27.9

The components of DST’s equity in earnings of Asurion for the three and six months ended June 30, 2006 is included in Note 2 of these Condensed Consolidated Financial Statements.

5.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$20.7	$3.5	$126.3	$22.9
Other	2.0	1.0	2.1	1.0
Total	$22.7	$4.5	$128.4	$23.9

The table above includes $85.6 million of net intangible assets classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2005.

Amortization of intangible assets for the three and six months ended June 30, 2006 was approximately $700,000 and $1.3 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2005 was approximately $2.9 million and $4.8 million, respectively. Annual amortization amounts for intangible assets recorded as of June 30, 2006 are estimated at $2.2 million for each of 2006 and 2007, $2.1 million for 2008, $2.0 million for each of 2009 and 2010, and $1.7 million for 2011.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2006, by segment (in millions):

	December 31,				June 30,
	2005	Acquisitions	Disposals	Other	2006
Financial Services	$152.8	$	$(86.9)	$0.5	$66.4
Output Solutions	9.2				9.2
Total	$162.0	$	$(86.9)	$0.5	$75.6

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

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006.  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.  The amount outstanding under this loan agreement was $45.0 million at June 30, 2006.  For the three and six months ended June 30, 2006, the Company recorded interest expense related to this loan of $400,000 and $500,000, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005.  Actual conversions through June 30, 2006 have been less than $100,000 and cash was used to settle the principal portion of these conversions.  Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006.  This non-cash charge has been included in interest expense.  The right to convert these bonds has not been effective since April 1, 2006 due to the conversion feature hurdle not being met.  As a result, the Company has classified the entire amount of the debentures of $839.9 million as a non-current liability at June 30, 2006.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2006, DST purchased $10.7 million of computer equipment with a promissory note.  Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year.  The note matures on February 1, 2009.  The note is secured by the equipment.

7.  Income Taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 27.7% and 34.7% for the three and six months ended June 30, 2006, respectively, compared to 40.6% and 39.4% for the three and six months ended June 30, 2005, respectively.   The effective tax rates for three and six months ended June 30, 2006 were lower compared to the same periods in 2005 due to higher effective tax rates related to the gain from the DST Health Solutions exchange transaction on April 29, 2005 and the gain from the sale of EquiServe on June 17, 2005.  In addition, the effective tax rates for the three and six months ended June 30, 2006 include a benefit from a settlement and refund with the IRS related to research and experimentation credits, described below, which resulted in a lower effective tax rate during 2006.  Excluding the effects of discrete period items, the Company estimates its recurring effective tax rate for the remainder of 2006 will be 34.9%. The full year 2006 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

As discussed in Note 8 to the Company’s Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K, the Company filed federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995.  The IRS examined and denied the claims for 1988 through 1992, but the Company appealed the examiner’s findings.  During the three months ended June 30, 2006, the Company reached a settlement with the IRS for claims from 1988 through 1992 and the settlement agreement was then applied to claims from 1993 through 1995.  A federal income tax refund was received during the three months ended June 30, 2006 related to this settlement.  In addition, a settlement was reached with respect to the Company’s refund claims for research and experimentation credits for the years 1996 through 2001.

A portion of the federal income tax refund received during the three months ended June 30, 2006, in the amount of $1.3 million, was required to be reported as interest income and has been included in other income, net, in the Consolidated Statement of Income.  The income tax effect of this IRS settlement and federal income tax refund during the three months ended June 30, 2006 resulted in an income tax benefit of approximately $4.4 million.  Despite the settlement, the IRS continues to challenge the amount and availability of research and experimentation credits attributable to the Company’s operations after 2001.  Income tax expense includes no research and experimentation credit benefits applicable to post 2001 operations.

8.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$55.5	$170.3	$137.2	$219.5
Dilutive securities at unconsolidated affiliates	(0.3)		(0.5)
Net income for dilutive computation	$55.2	$170.3	$136.7	$219.5

Average common shares outstanding (excluding restricted stock)	67.1	78.6	67.5	78.5

Incremental shares from assumed conversions of stock options and vesting of stock based compensation	5.9	2.3	5.7	2.4

Diluted potential common shares	73.0	80.9	73.2	80.9

Basic earnings per share	$0.83	$2.17	$2.03	$2.79
Diluted earnings per share	$0.76	$2.11	$1.87	$2.71

The Company had approximately 69.5 million and 81.8 million shares outstanding at June 30, 2006 and 2005, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million and 3.0 million at June 30, 2006 and 2005, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 800,000 and 3.3 million for the three months ended June 30, 2006 and 2005, respectively, and 800,000 and 2.6 million for the six months ended June 30, 2006 and 2005, respectively. The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share.  For the three and six months ended June 30, 2006, there was additional dilution of approximately 2.9 million shares and 2.8 million shares, respectively, related to the Company’s average daily share price exceeding $49.08 per share.  There was no impact during the three and six months ended June 30, 2005 because the Company’s average daily stock price during these periods did not exceed $49.08 per share.

Stock repurchases

The Company repurchased approximately 364,200 shares of DST common stock for $21.9 million or approximately $60.00 per share during the three months ended June 30, 2006.  For the six months ended June 30, 2006, the Company had repurchased approximately 2.9 million shares of DST common stock at an average cost of $57.63 per share.  Cash proceeds from the State Street stock sale and from stock option exercises and cash flow from operations were used to repurchase these shares.  At June 30, 2006, 2.4 million shares remained under the existing share repurchase authorization plan.  On August 1, 2006, DST’s Board of Directors authorized an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following
(in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$55.5	$170.3	$137.2	$219.5
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(18.7)	39.0	88.6	(96.5)
Proportional share of unconsolidated affiliate interest rate swap	4.3	(9.9)	10.4	(8.2)
Less reclassification adjustments for net gains included in net income		(76.8)	(16.1)	(77.9)
Foreign currency translation adjustments	11.5	(11.5)	11.8	(14.1)
Deferred income taxes	5.7	18.3	(31.9)	71.0
Other comprehensive income (loss)	2.8	(40.9)	62.8	(125.7)
Comprehensive income	$58.3	$129.4	$200.0	$93.8

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

As a result of recent court decisions, customers of the Company’s 50% joint venture, International Financial Data Services, U.K. Limited (“IFDS U.K.”), may seek refunds of past value added tax (“VAT”) payments charged by IFDS U.K.  Protective refund clams have been filed by IFDS U.K. for customers having potential claims for past VAT paid.  IFDS U.K. plans to make disbursements to its clients based upon the net amount received from the refund claims.  However, the amounts recoverable and payable to customers are uncertain.  IFDS U.K. currently estimates that the resolution of this matter will not result in a significant financial impact to the Company.

The Company has entered into an agreement to guarantee 50% of a construction loan of a 50% owned joint venture.  The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million.  At June 30, 2006, total borrowings against the loan were $100,000.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit for a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007.  At June 30, 2006, total borrowings against the line of credit were $7.0 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture.  The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007.  At June 30, 2006, total borrowings on the loan were $24.1 million, resulting in a guarantee of $1.8 million by the Company.

The Company and a wholly owned subsidiary of the Company have entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At June 30, 2006, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner.  At June 30, 2006, the Company and its joint venture partner had each contributed half of the equity of $60.4 million.  The Company and its joint venture partner have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions up to $31.8 million have been secured through $31.8 million of letters of credit that will begin expiring in 2007 through 2008.  The Company is responsible for $15.9 million of the letters of credit at June 30, 2006.  At June 30, 2006, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.5 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $19.5 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over the 15 year term.  To fix the rate of borrowing costs, the IFDS Canada affiliate entered into a 15-year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.5 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $200,000.

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

At June 30, 2006 and December 31, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

10.  Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of 2007.  Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

Earnings Per Share

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement is expected to be issued later this year.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.70 and $1.80 for the three months ended June 30, 2006 and 2005 (versus reported diluted earnings per share of $0.76 and $2.11), respectively, and $1.78 and $2.36 for the six months ended June 30, 2006 and 2005 (versus reported diluted earnings per share of $1.87 and $2.71), respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

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

As more fully described in Note 3 “Significant Business Transactions” in the Company’s Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005.  DST Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation.  On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. to Computershare Ltd.  As discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report, on January 1, 2006, the Company merged its wholly-owned subsidiary, lock\line, into a wholly-owned subsidiary of Asurion for an approximate 37.4% equity interest in Asurion.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30,	December 31,
	2006	2005
Financial Services	$2,381.2	$2,471.5
Output Solutions	378.1	379.4
Investments and Other	1,959.1	1,946.2
Eliminations	(1,705.3)	(1,767.6)
	$3,013.1	$3,029.5

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2006
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$244.0	$132.8	$	$3.7	$	$380.5
Intersegment operating revenues	1.2			11.9	(13.1)
Out-of-pocket reimbursements	15.4	174.6		0.1	(0.1)	190.0
Total revenues	260.6	307.4		15.7	(13.2)	570.5

Costs and expenses	174.6	298.2		10.2	(13.2)	469.8
Depreciation and amortization	19.6	8.5		2.8		30.9

Income from operations	66.4	0.7		2.7		69.8
Other income, net	2.0			3.0		5.0
Gains on sale of businesses
Equity in earnings (loss) of unconsolidated affiliates	18.8			(0.5)		18.3

Earnings before interest and income taxes	$87.2	$0.7	$	$5.2	$	$93.1

	Three Months Ended June 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$310.8	$104.5	$50.3	$3.6	$	$469.2
Intersegment operating revenues	2.1	14.7		14.0	(30.8)
Out-of-pocket reimbursements	55.5	151.8	13.2	0.1	(19.5)	201.1
Total revenues	368.4	271.0	63.5	17.7	(50.3)	670.3

Costs and expenses	284.3	257.9	51.7	6.2	(50.3)	549.8
Depreciation and amortization	26.1	6.6	1.8	3.9		38.4

Income from operations	58.0	6.5	10.0	7.6		82.1
Other income, net	2.0	0.1		80.2		82.3
Gains on sale of businesses	120.4					120.4
Equity in earnings of unconsolidated affiliates	19.2			0.8		20.0

Earnings before interest and income taxes	$199.6	$6.6	$10.0	$88.6	$	$304.8

Earnings before interest and income taxes in the segment reporting information above less interest expense of $16.3 million and $18.2 million for the three months ended June 30, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2006
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$486.2	$268.6	$	$8.4	$	$763.2
Intersegment operating revenues	2.4			22.6	(25.0)
Out-of-pocket reimbursements	31.7	352.0		0.2	(0.6)	383.3
Total revenues	520.3	620.6		31.2	(25.6)	1,146.5

Costs and expenses	352.5	600.1		20.1	(25.6)	947.1
Depreciation and amortization	38.9	15.6		5.7		60.2

Income from operations	128.9	4.9		5.4		139.2
Other income, net	5.8			23.7		29.5
Gains on sale of businesses	52.8					52.8
Equity in earnings (loss) of unconsolidated affiliates	35.8			(1.4)		34.4

Earnings before interest and income taxes	$223.3	$4.9	$	$27.7	$	$255.9

	Six Months Ended June 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$588.3	$214.4	$96.6	$7.0	$	$906.3
Intersegment operating revenues	4.3	33.2		28.6	(66.1)
Out-of-pocket reimbursements	98.7	304.1	26.4	0.2	(37.1)	392.3
Total revenues	691.3	551.7	123.0	35.8	(103.2)	1,298.6

Costs and expenses	530.2	520.0	102.1	16.4	(103.2)	1,065.5
Depreciation and amortization	49.5	13.3	3.3	8.1		74.2

Income from operations	111.6	18.4	17.6	11.3		158.9
Other income, net	5.0	0.3		84.7		90.0
Gains on sale of businesses	120.4					120.4
Equity in earnings of unconsolidated affiliates	27.6			0.3		27.9

Earnings before interest and income taxes	$264.6	$18.7	$17.6	$96.3	$	$397.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $45.8 million and $34.8 million for the six months ended June 30, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

INTRODUCTION

The business units of DST Systems, Inc. (“DST” or “the Company”) offer sophisticated information processing and software services and products.  These business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.  Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of DST Innovis, Inc. and DST Interactive, Inc. (the “Innovis Entities”).  The Innovis Entities were sold on July 1, 2005.

As more fully described in Note 3 “Significant Business Transactions” to the Company’s Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005.  DST Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation.  On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. to Computershare Ltd.  As discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report, on January 1, 2006, the Company merged its wholly-owned subsidiary, DST lock\line, Inc. (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”) for an approximate 37.4% equity interest in Asurion.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at June 30, 2006, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $657.0 million, $172.5 million and $72.3 million, respectively, based on closing exchange values at June 30, 2006. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues
Operating revenues
Financial Services	$245.2	$312.9	$488.6	$592.6
Output Solutions	132.8	119.2	268.6	247.6
Customer Management		50.3		96.6
Investments and Other	15.6	17.6	31.0	35.6
Eliminations	(13.1)	(30.8)	(25.0)	(66.1)
	380.5	469.2	763.2	906.3
% change from prior year period	(18.9%)		(15.8%)
Out-of-pocket reimbursements
Financial Services	15.4	55.5	31.7	98.7
Output Solutions	174.6	151.8	352.0	304.1
Customer Management		13.2		26.4
Investments and Other	0.1	0.1	0.2	0.2
Eliminations	(0.1)	(19.5)	(0.6)	(37.1)
	190.0	201.1	383.3	392.3
% change from prior year period	(5.5%)		(2.3%)
Total revenues	$570.5	$670.3	$1,146.5	$1,298.6
% change from prior year period	(14.9%)		(11.7%)
Income from operations
Financial Services	$66.4	$58.0	$128.9	$111.6
Output Solutions	0.7	6.5	4.9	18.4
Customer Management		10.0		17.6
Investments and Other	2.7	7.6	5.4	11.3
	69.8	82.1	139.2	158.9
Interest expense	(16.3)	(18.2)	(45.8)	(34.8)
Other income, net	5.0	82.3	29.5	90.0
Gains on sale of businesses		120.4	52.8	120.4
Equity in earnings of unconsolidated affiliates	18.3	20.0	34.4	27.9
Income before income taxes	76.8	286.6	210.1	362.4
Income taxes	21.3	116.3	72.9	142.9
Net income	$55.5	$170.3	$137.2	$219.5
Basic earnings per share	$0.83	$2.17	$2.03	$2.79
Diluted earnings per share	$0.76	$2.11	$1.87	$2.71

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2006, decreased $99.8 million or 14.9% and $152.1 million or 11.7%, respectively, compared to the same periods in 2005. Consolidated operating revenues for the three and six months ended June 30, 2006 decreased $88.7 million or 18.9% and $143.1 million or 15.8%, respectively, compared to the same periods in 2005. Consolidated operating revenues during the three and six months ended June 30, 2006 were negatively impacted by the sale of EquiServe and the Innovis Entities and the merger of lock\line, which collectively recorded operating revenues of $136.7 million and $261.4 million during the three and six months ended June 30, 2005.  Operating revenues during the three and six months ended June 30, 2006 were positively impacted by higher mutual fund shareowner processing revenues from higher accounts serviced, increased DST International revenues from higher professional services fees, higher Output Solutions Segment revenues and higher revenues from DST Health Solutions resulting from six months of revenues in 2006 versus two months in 2005 (acquired on April 29, 2005).  Consolidated OOP reimbursements during the three and six months ended June 30, 2006 decreased $11.1 million or 5.5% and $9.0 million and 2.3%, respectively, compared to the same periods in 2005, primarily from the sale of EquiServe and the Innovis Entities and the merger of lock\line, which was offset by higher Output Solutions OOP reimbursement revenues.

Financial Services Segment total revenues for the three and six months ended June 30, 2006 decreased $107.8 million or 29.3% and $171.0 million or 24.7% over the respective periods in 2005.  Financial Services Segment operating revenues for the three and six months ended June 30, 2006 decreased $67.7 million or 21.6% and $104.0 million or 17.5% compared to the respective periods in 2005.  These decreases resulted principally from the decrease in revenues from EquiServe as a result of the sale of this business on June 17, 2005 and from lock\line as a result of the merger on January 1, 2006, offset by higher U.S. mutual fund shareowner processing revenues, higher DST International revenues from higher professional fees and higher revenues from DST Health Solutions resulting from six months of revenues in 2006 versus two months in 2005, offset by decreased AWD and investment management license fee revenues.  U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2006 decreased $70.7 million or 25.3% and $111.5 million or 20.9% over the respective periods in 2005.  The decrease in U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2006 resulted primarily from the same reasons discussed above.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 104.1 million at June 30, 2006, a net increase of 1.9 million or 1.9% from the 102.2 million serviced at December 31, 2005, and an increase of 3.9 million or 3.9% from the 100.2 million serviced at June 30, 2005.  Financial Services Segment international operating revenues for the three and six months ended June 30, 2006, were $36.6 million and $67.3 million, an increase of $3.0 million or 8.9% and $7.5 million or 12.5%, respectively, from the prior year periods, primarily attributable to higher professional services revenues.

Output Solutions Segment total revenues for the three and six months ended June 30, 2006, increased $36.4 million or 13.4% and $68.9 million or 12.5%, respectively, compared to the same periods in 2005.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2006 increased $13.6 million or 11.4% and $21.0 million or 8.5% over the respective periods in 2005.  The operating revenue increase resulted principally from higher processing volumes, increased international revenues from new customer relationships for the Company’s Canadian and U.K. production facilities and increased revenues for paper stock, which was previously provided directly by customers. Output Solutions Segment images produced for the three and six months ended June 30, 2006, increased to 3.8 billion and 7.3 billion, an increase of 36.5% and 34.7%, respectively, compared to the same periods in 2005.  Items mailed during the three and six months ended June 30, 2006 were 648 million and 1.3 billion, an increase of 26.6% and 25.8%, respectively, as compared to the same periods in 2005.

Investments and Other Segment operating revenues, primarily rental income for facilities leased to the Company’s operating segments, for the three and six months ended June 30, 2006 were $15.6 million and $31.0 million, a decrease of $2.0 million or 11.4% and $4.6 million or 12.9%, respectively, compared to the same periods in 2005. The decrease was primarily from lower rent revenue resulting from the sale of an office building in third quarter of 2005.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2006 was $69.8 million and $139.2 million, a decrease of $12.3 million or 15.0% and $19.7 million or 12.4%, respectively, compared to the same periods in 2005.  Improved performance in the Financial Services segment resulting  from lower operating costs and increased contributions from mutual fund shareowner processing and DST International were more than offset by lower contributions from the Output Solutions Segment due to higher operating costs during the three and six months ended June 30, 2006, lower contributions from the Investment and Other Segment due to lower rental income reflecting the sale of an office building in the third quarter of 2005 and no contributions from the Innovis Entities, EquiServe or lock\line due to the sale or merger of these businesses.

Financial Services Segment income from operations for the three and six months ended June 30, 2006 increased $8.4 million or 14.5% and $17.3 million or 15.5%, respectively, compared to the same periods in 2005.  Income from operations for the three and six months ended June 30, 2006 increased primarily from higher mutual fund processing revenues and certain operating cost improvements, partially offset by the loss of income from the EquiServe and lock\line businesses.  Costs and expenses (including OOP costs) during the three and six months ended June 30, 2006 decreased $109.7 million or 38.6% and $177.7 million or 33.5%, respectively, compared to the same periods in 2005, primarily from the absence of costs from EquiServe and lock\line, lower OOP costs of $40.1 million and $67.0 million, respectively, offset by the inclusion of DST Health Solutions for the six months in 2006 versus two months in 2005.  Depreciation and amortization costs decreased $6.5 million or 24.9% and $10.6 million or 21.4%, respectively, compared to the same periods in 2005, primarily attributable to lower depreciation of computer equipment and the absence of Fairway software amortization, EquiServe and lock\line costs, partially offset by amortization of intangible assets acquired in the acquisition of DST Health Solutions for six months in 2006 versus two months in 2005.

Output Solutions Segment income from operations for the three and six months ended June 30, 2006 decreased $5.8 million or 89.2% and $13.5 million or 73.4%, respectively, compared to the same periods in 2005.  Costs and expenses (including OOP costs) during the three and six months ended June 30, 2006, increased $40.3 million or 15.6% and $80.1 million or 15.4%, respectively, reflecting higher OOP costs associated with higher OOP reimbursement revenues, increased costs associated with the implementation of the new printing and inserting technologies, the cost of paper stock previously provided directly by customers and higher compensation, material and equipment costs associated with increased operating revenues and severance related compensation charges associated with an adjustment of staffing levels in the first quarter of 2006.  In addition, the financial results for the three and six months ended June 30, 2006 reflect the impact of new contracts with certain large existing telecommunication customers.  The lower unit pricing in these new contracts is currently effective, however the new technologies designed to lower printing and inserting costs are being phased in over the next twelve to eighteen months.  Depreciation and amortization during the three and six months ended June 30, 2006, increased $1.9 million or 28.8% and $2.3 million or 17.3%, respectively, compared to the same periods in 2005 as a result of increased depreciation on new printing equipment.

Investments and Other Segment income from operations totaled $2.7 million and $5.4 million, respectively, for the three and six months ended June 30, 2006, a decrease of $4.9 million or 64.5% and $5.9 million or 52.2%, respectively, compared to the same periods in 2005.  The decrease was attributable to lower rental revenues as a result of the sale of an office building in the third quarter of 2005 and certain gains on asset dispositions in the second quarter of 2005.

Interest expense

Interest expense was $16.3 million for the three months ended June 30, 2006, a decrease of $1.9 million as compared to the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2005 included approximately $1.2 million of unamortized debt issuance costs associated with the replacement of the Company’s syndicated line of credit facility in June 2005 and approximately $900,000 of amortization expense associated with the convertible debenture issuance costs which were completely expensed in the first quarter of 2006.

Interest expense was $45.8 million for the six months ended June 30, 2006, an increase of $11.0 million as compared to the prior year period.  The increase in interest expense for the six months ended June 30, 2006 was attributable to $10.3 million of additional amortization expense associated with the convertible debenture issuance costs.

Other income, net

Other income was $5.0 million for the three months ended June 30, 2006, a decrease of $77.3 million as compared to the three months ended June 30, 2005.  Other income for the three months ended June 30, 2006 included dividend and interest income of $7.1 million, of which $1.3 million of interest income was attributable to the federal income tax refund, and a loss of $2.9 million, principally related to the decline in value of a non-operating Chapter 11 bankruptcy claim.  Other income for the three months ended June 30, 2005 included a gain of $76.3 million on the exchange of Computer Sciences Corporation shares as part of the DST Health Solutions acquisition and interest and dividend income of $6.5 million.

Other income was $29.5 million for the six months ended June 30, 2006, a decrease of $60.5 million as compared to the prior year period.  Other income for the six months ended June 30, 2006 included dividend and interest income of $13.8 million, the $2.9 million loss on the non-operating receivable discussed above and net gains on securities transactions of approximately $16.1 million, principally from the sale of approximately 1.5 million shares of State Street Corporation.  Other income for the six months ended June 30, 2005 included dividend and interest income of $11.9 million and a gain of $76.3 million from the exchange of Computer Sciences Corporation shares as part of the DST Health Solutions acquisition.

Gains on sale of businesses

The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Asurion	$7.3	$	$15.1	$
BFDS	7.3	15.6	13.9	19.6
IFDS - U.K.	2.4	2.2	3.6	4.6
IFDS - Canada	0.1	1.4	0.3	3.2
Argus	2.0	0.1	3.0	0.3
Other	(0.8)	0.7	(1.5)	0.2
	$18.3	$20.0	$34.4	$27.9

Equity in earnings of unconsolidated affiliates decreased $1.7 million to $18.3 million for the three months ended June 30, 2006 and increased $6.5 million to $34.4 million for the six months ended June 30, 2006, principally from the inclusion of equity in earnings of Asurion and increased earnings in Argus, partially offset by lower earnings from Boston Financial Data Services (“BFDS”) and International Financial Data Services (“IFDS”).  Asurion earnings were $7.3 million and $15.1 million for the three and six months ended June 30, 2006.  On July 13, 2006, DST received a $254 million cash dividend from Asurion.  The payment was part of a debt-financed distribution made by Asurion to all of its shareholders.  Asurion also made dividend-equivalent bonus payments to its stock option holders, and the compensation expense allocable to DST’s interest in Asurion is estimated to reduce DST’s net income by approximately $8.0 million in the third quarter of 2006.

BFDS earnings for the three and six months ended June 30, 2006, decreased $8.3 million and $5.7 million, respectively, compared to the same periods in 2005, primarily from the recognition by the Company during 2005 of an $11.2 million deferred gain as a result of the EquiServe sale.  Absent this $11.2 million gain in 2005, the BFDS earnings for the three and six months ended June 30, 2006 increased $2.9 million and $5.5 million, respectively, due to increased mutual fund shareowner servicing revenues and improvements in operations.

IFDS U.K. earnings for the three months ended June 30, 2006 increased $200,000 over the respective period in 2005, primarily attributable to increased deal volumes and new client conversions.  IFDS U.K. earnings for the six months ended June 30, 2006 decreased $1.0 million over the respective period in 2005, which was primarily attributable to deferred income tax benefits recorded in 2005.  Accounts serviced by IFDS U.K. were 5.3 million at June 30, 2006, unchanged from March 31, 2006 levels, and a decrease of 100,000 or 1.9% from June 30, 2005.  As a result of recent court decisions, customers of IFDS U.K. may seek refunds of past value added tax (“VAT”) payments charged by IFDS U.K.  Protective refund claims have been filed by IFDS U.K. for customers having potential claims for past VAT paid.  IFDS U.K. plans to make disbursements to its clients based upon the net amount received from the refund claims.  However, the amounts recoverable and payable to customers are uncertain.  IFDS U.K. currently estimates that the resolution of this matter will not result in a significant financial impact to the Company.

IFDS Canada earnings decreased $1.3 million and $2.9 million for the three and six months ended June 30, 2006, as compared to the respective periods in 2005, primarily due to the discontinuation of negative amortization of intangible assets as these amounts became fully amortized in January 2006 and increased shareowner processing costs.  Accounts serviced by IFDS Canada were 7.0 million at June 30, 2006, an increase of 200,000 or 2.9% from March 31, 2006 and an increase of 800,000 or 12.9% from June 30, 2005 levels. Increased earnings at Argus Health Systems were the result of increased pharmacy claims processed from new client conversions and the processing of Medicare Part D claims.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 27.7% and 34.7% for the three and six months ended June 30, 2006, as compared to 40.6% and 39.4% for the three and six months ended June 30, 2005.  Excluding the effects of discrete period items, the Company estimates its recurring effective tax rate for the remainder of 2006 will be 34.9%.  The effective tax rates for three and six months ended June 30, 2006 were lower compared to the same periods in 2005 due to higher effective tax rates related to the gain from the DST Health Solutions exchange transaction on April 29, 2005 and the gain from the sale of EquiServe on June 17, 2005.  In addition, the effective tax rates for the three and six months ended June 30, 2006 include a benefit from a settlement and refund with the IRS related to research and experimentation credits which resulted in a lower effective tax rate during 2006.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2006 decreased $107.8 million or 29.3% and $171.0 million or 24.7%, respectively, compared to the same periods in 2005.  Financial Services Segment operating revenues for the three and six months ended June 30, 2006 decreased $67.7 million or 21.6% and $104.0 million or 17.5%, respectively, compared to the same periods in 2005.  These decreases resulted principally from the decrease in revenues from EquiServe as a result of the sale of this business on June 17, 2005 and from lock\line as a result of the merger of this business with Asurion on January 1, 2006, offset by higher U.S. mutual fund shareowner processing revenues, higher DST International revenues from higher professional fees and higher revenues from DST Health Solutions resulting from six months of revenues in 2006 versus two months in 2005 (acquired April 29, 2005), partially offset by decreased AWD and investment management license fee revenues.  U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2006 decreased $70.7 million or 25.3% and $111.5 million or 20.9%, respectively, compared to the same periods in 2005.  The decrease in U.S. Financial Services Segment operating revenues for the three and six months ended June 30, 2006 resulted primarily from the same reasons discussed above.  U.S. mutual fund servicing revenues increased as U.S. mutual fund open shareowner accounts processed totaled 104.1 million at June 30, 2006, a net increase of 1.9 million or 1.9% from the 102.2 million serviced at December 31, 2005, and an increase of 3.9 million or 3.9% from the 100.2 million serviced at June 30, 2005.  Financial Services Segment international operating revenues for the three and six months ended June 30, 2006, were $36.6 million and $67.3 million, an increase of $3.0 million or 8.9% and $7.5 million or 12.5%, respectively, compared to the same periods in 2005, primarily attributable to higher professional services revenues.

Financial Services Segment software license fee revenues are principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $11.1 million and $21.4 million of software license fee revenues in the three and six months ended June 30, 2006, respectively, a decrease of $4.1 million and $2.1 million, respectively, compared to the same periods in 2005.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

During the first quarter of 2006, the Company received new or increased mutual fund client commitments for approximately 7.8 million new shareholder accounts, based on current account levels. The conversions are expected to occur in the second quarter of 2007.  No new client commitments were received during the second quarter of 2006.

Costs and expenses

Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2006 decreased $109.7 million or 38.6% and $177.7 million or 33.5%, respectively, compared to the same periods in 2005, primarily from the absence of costs from EquiServe and lock\line, lower OOP costs of $40.1 million and $67.0 million, respectively, associated with lower OOP revenues and lower costs due to operational efficiencies, offset by the inclusion of DST Health Solutions for six months in 2006 versus two months in 2005.

Depreciation and amortization

Segment depreciation and amortization costs during the three and six months ended June 30, 2006 decreased $6.5 million or 24.9% and $10.6 million or 21.4%, respectively, compared to the same periods in 2005, primarily attributable to lower depreciation of computer equipment and the absence of Fairway software amortization, EquiServe and lock\line costs, partially offset by amortization of intangible assets acquired in the acquisition of DST Health Solutions for six months in 2006 versus two months in 2005.

Income from operations

Segment income from operations for the three and six months ended June 30, 2006 increased $8.4 million or 14.5% and $17.3 million or 15.5%, respectively, compared to the same periods in 2005.  Income from operations for the three and six months ended June 30, 2006 increased primarily from higher mutual fund processing revenues and certain operating cost improvements, partially offset by the loss of income from the EquiServe and lock\line businesses.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2006, increased $36.4 million or 13.4% and $68.9 million or 12.5%, respectively, compared to the same periods in 2005.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2006 increased $13.6 million or 11.4% and $21.0 million or 8.5%, respectively, compared to the same periods in 2005.  The operating revenue increase resulted principally from higher processing volumes, increased international revenues from new customer relationships for the Company’s Canadian and U.K. production facilities and increased revenues for paper stock, which was previously provided directly by customers. Output Solutions Segment images produced for the three and six months ended June 30, 2006, increased to 3.8 billion and 7.3 billion, an increase of 36.5% and 34.7%, respectively, compared to the same periods in 2005.  Items mailed during the three and six months ended June 30, 2006 were 648 million and 1.3 billion, an increase of 26.6% and 25.8%, respectively, as compared to the same periods in 2005.

Costs and expenses

Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2006, increased $40.3 million or 15.6% and $80.1 million or 15.4%, respectively, reflecting higher OOP costs associated with higher OOP reimbursement revenues, increased costs associated with the implementation of the new printing and inserting technologies, the cost of paper stock previously provided directly by customers and higher compensation, material and equipment costs associated with increased operating revenues and severance related compensation charges associated with an adjustment of staffing levels in the first quarter of 2006.

Depreciation and amortization

Segment depreciation and amortization during the three and six months ended June 30, 2006, increased $1.9 million or 28.8% and $2.3 million or 17.3%, respectively, compared to the same periods in 2005 as a result of increased depreciation on new printing equipment.

Income from operations

Segment income from operations for the three and six months ended June 30, 2006 decreased $5.8 million or 89.2% and $13.5 million or 73.4%, respectively, compared to the same periods in 2005, principally for the reasons described above.  In addition, the financial results for the three and six months ended June 30, 2006 reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis.  The nature of these contracts are long term relationships with lower unit pricing anticipating the impact of Output’s investments in new high speed color printing capability and re-engineered proprietary inserting and mailing technology.  The pricing of the contracts has become effective; however the new technologies are being phased in over the next twelve to eighteen months.  In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment which will displace equipment previously leased.  This shift to owned equipment negatively impacts short term profitability as the Company uses accelerated depreciation methods.  In addition, a significant client has indicated that it plans to internalize its print/mail operations in early 2007 as a result of its merger with a company with in-house capabilities.  This is expected to impact revenue and operating income in 2007.

CUSTOMER MANAGEMENT SEGMENT (SOLD ON JULY 1, 2005)

Income from operations

DST sold the Innovis Entities on July 1, 2005.  For the three and six months ended June 30, 2006, income from operations decreased $10.0 million and $17.6 million as compared to the respective periods in 2005 as a result of the sale.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $15.6 million and $31.0 million, respectively, for the three and six months ended June 30, 2006, a decrease of $2.0 million and $4.6 million, as compared to the respective periods in 2005.  The decrease for the three and six months ended June 30, 2006 was primarily attributable to lower rent revenue resulting from the sale of an office building in the third quarter 2005.

Costs and expenses

Segment costs and expenses increased $4.0 million and $3.7 million, respectively, during the three and six months ended June 30, 2006 as compared to the respective periods in 2005.  The decreases over the respective periods in 2005 were primarily attributable to certain gains on asset dispositions of approximately $3.1 million recorded in the second quarter of 2005.

Depreciation and amortization

Segment depreciation and amortization decreased $1.1 million and $2.4 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.  The increases over the respective periods in 2005 were primarily attributable to the sale of an office building in the third quarter of 2005 and the sale of certain assets in the second quarter of 2005.

Income from operations

Segment income from operations totaled $2.7 million and $5.4 million for the three and six months ended June 30, 2006 as compared to $7.6 million and $11.3 million for the three and six months ended June 30, 2005.  The decrease was primarily attributable to a decrease in rental revenues resulting from the sale of an office building in 2005 and the approximate $3.1 million gain on the asset dispositions in the second quarter 2005.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30,	December 31,
	2006	2005

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	64.1	63.2
IRA mutual fund accounts	23.2	22.6
Other retirement accounts	4.1	3.8
TRAC mutual fund accounts	6.1	6.4
Section 529 and Educational IRA’s	6.6	6.2
	104.1	102.2

International
United Kingdom (1)	5.3	5.2
Canada (2)	7.0	6.8

TRAC participants (millions)	4.2	4.3
Automated Work Distributor workstations (thousands)	112.5	107.2
DST Health Solutions covered lives (millions)	16.3	16.3

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Output Solutions Operating Data
Images produced (millions)	3,808	2,790	7,313	5,431
Items mailed (millions)	648	512	1,284	1,021

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity is cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2006 and 2005 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $164.1 million for the six months ended June 30, 2006.  Operating cash flows resulted principally from net income of $137.2 million less net non-cash additions included in net income, including the $52.8 million gain associated with the merger of lock/line with Asurion, depreciation and amortization expense of $60.2 million and interest expense associated with the amortization of debt issuance costs of $12.9 million (primarily related to the Company’s senior convertible debentures).  The Company also received $25.2 million of dividends from unconsolidated affiliates during the six months ended June 30, 2006.  BFDS accounted for $25.0 million of the total dividends received from unconsolidated affiliates.  Significant working capital related adjustments to net income include decreases in accounts receivable of $16.8 million, income taxes payable of $15.6 million and accrued compensation and benefits of $11.1 million.  The Company had $72.8 million of cash and cash equivalents at June 30, 2006, a decrease of $7.4 million from December 31, 2005.

At June 30, 2006, the Company had income taxes payable, net of income tax recoverables, of $116.6 million.  Included in income taxes payable are the Company’s liabilities related to uncertain tax positions.  Approximately $112.8 million is related to tax uncertainties in connection with the Company’s treatment of the Health Solutions exchange transaction as a tax free reorganization under Section 355 of the Internal Revenue Code.  Approximately $20.7 million is related to tax uncertainties in connection with the Company’s treatment of a transaction in the Company’s 2000 income tax return.  As promulgated by GAAP, the Company has presented tax uncertainties as a current liability, however, management estimates the resolution of these uncertainties could take more than one year.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $88.6 million and $93.3 million of mutual fund transfer agency client investments and deposits at June 30, 2006 and December 31, 2005, respectively.

Investing Activities

Cash flows used in investing activities totaled $14.9 million for the six months ended June 30, 2006 compared to cash flows provided by investing activities of $371.5 million during the six months ended June 30, 2005.  The decrease in cash provided by investing activities was attributable primarily to cash proceeds associated with the sale of EquiServe and the exchange of CSC common stock during the second quarter of 2005, partially offset by proceeds from the sale of investments in 2006.

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities. During the six months ended June 30, 2006, the Company expended $65.7 million in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders.  Of this total, approximately $3.0 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  The Output Solutions Segment has increased capital spending in 2006 by approximately $24.1 million compared to capital spending during the six months ended June 30, 2005 to support the implementation of new printing and inserting technologies that will be used to support new and existing business.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured notes or draws under bank lines of credit, as required.

Investments

The Company made $43.2 million of investments in available-for-sale securities during the six months ended June 30, 2006, and made $8.2 million of advances to unconsolidated affiliates and other investments during that period.  During the six months ended June 30, 2006, the Company received $103.0 million from the sale of investments in available-for-sale and other securities, principally from the sale of approximately 1.5 million shares of the Company’s State Street stock.  The Company continues to hold 11.3 million shares of State Street and has no current intention to further reduce its holding.

Financing Activities

Cash flows used in financing activities totaled $156.6 million for the six months ended June 30, 2006.

Common Stock Issuances and Repurchases

The Company received proceeds of $38.6 million from the issuance of common stock upon the exercise of employee stock options during the six months ended June 30, 2006.  A significant amount of options were exercised by lock\line employees subsequent to DST’s merger of lock\line with Asurion.

The Company repurchased approximately 2.9 million shares of DST common stock for $166.4 million or $57.63 per share during the six months ended June 30, 2006.  Cash proceeds from the State Street stock sale and from stock option exercises by lock\line employees whose options were expiring and cash flow from operations were used to repurchase these shares.

At June 30, 2006, 2.4 million shares remained under the existing share repurchase authorization. On August 1, 2006, DST’s Board of Directors authorized an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $16.7 million and $3.5 million during the six months ended June 30, 2006 and 2005, respectively.

Debt Activity

The Company has used the following primary sources of debt financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing.  Net borrowings from the Company’s line of credit facilities totaled $8.1 million during the six months ended June 30, 2006.  The Company had $1,394.0 million and $1,404.5 million of debt outstanding at June 30, 2006 and December 31, 2005, respectively.

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006.  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.  The amount outstanding under this loan agreement was $45.0 million at June 30, 2006.  For the three and six months ended June 30, 2006, the Company recorded interest expense related to this loan of $400,000 and $500,000, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005.  Actual conversions through June 30, 2006 have been less than $100,000 and cash was used to settle the principal portion of these conversions.  Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006.  This non-cash charge has been included in interest expense.  The right to convert these bonds has not been effective since April 1, 2006 due to the conversion feature hurdle not being met.  As a result, the Company has classified the entire amount of the debentures of $839.9 million as a non-current liability at June 30, 2006.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the six months ended June 30, 2006, DST purchased $10.7 million of computer equipment with a promissory note.  Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year.  The note matures on February 1, 2009.  The note is secured by the equipment.

Significant Transactions

On January 1, 2006, the Company completed the transaction to merge lock\line into a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee.

The merger was structured as a tax free reorganization, and resulted in the Company acquiring a 37.4% ownership interest in Asurion.  The Company received no cash proceeds in connection with the merger.  Effective January 1, 2006, the Company began recording 37.4% of Asurion’s net income as equity in earnings of unconsolidated affiliates.  For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion.  For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s consolidated statement of income during the first quarter 2006.  The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity.  Approximately $12.5 million of the deferred gain will be amortized primarily over a 15 year life, while the residual will be deferred indefinitely.  For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million.  As a result, the Company has performed a preliminary allocation of the excess purchase price and has currently allocated approximately $44.6 million to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15 year life.  The remaining excess purchase price has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests.  The Company estimates that for 2006, the deferred gain amortization will increase equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles will reduce equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line.  Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million.  The purchase price exceeded the net tangible assets of lock\line by approximately $260 million, of which Asurion has preliminarily allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15 year life.  The residual has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests.  In addition to lock\line, Asurion has acquired two additional businesses in 2006 which has resulted in additional intangible assets that will be amortized. The Company estimates that the 2006 after-tax impact of Asurion amortizing the identifiable intangibles (lock\line and other acquisitions) will be approximately $7.4 million, of which DST’s 37.4% pro-rata portion would result in a $2.8 million reduction in equity in earnings of Asurion due to the amortization.

The calculation of DST’s equity in earnings of Asurion for the three and six months ended June 30, 2006 is as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(000’s)	(000’s)

Asurion net income before amortization of identified intangibles	$23,485	$47,415

Identified intangible amortization, after tax	(2,012)	(3,077)

Asurion net income (unaudited)	21,473	44,338

DST’s ownership percentage	37.4%	37.4%

DST’s pro-rata share of Asurion’s earnings	8,031	16,582

Amortization of DST’s deferred gain	245	490

Amortization of identified intangibles	(973)	(1,926)

DST’s equity in Asurion’s earnings	$7,303	$15,146

For diluted earnings per share purposes, DST’s equity in earnings of Asurion is calculated using a 35.5% pro-rata share based on Asurion’s fully diluted shares outstanding.

lock\line related operating revenues for the three and six months ended June 30, 2005 and the year ended December 31, 2005 were $39.3 million, $74.7 million and $164.8 million, respectively.  Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion provides services related to warranty management, device protection, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia.  Asurion had approximately 4,500 employees at June 30, 2006.

Asurion Dividend

On July 13, 2006, DST received a $254 million cash dividend from Asurion.  The payment was part of a debt-financed distribution made by Asurion to all of its shareholders.  Asurion also made dividend-equivalent bonus payments to its stock option holders, and the compensation expense allocable to DST’s interest in Asurion is estimated to reduce DST’s net income by approximately $8.0 million in the third quarter of 2006.  Under the equity method of accounting, the dividend will not be treated as income to DST, and the carrying value of DST’s investment in Asurion will be reduced by the amount of the dividend.

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its joint venture partner.  At June 30, 2006, the Company and its joint venture partner had each contributed half of the aggregate equity of $60.4 million.

The real estate joint venture partners have committed up to $31.8 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  These commitments have been secured by $31.8 million in letters of credit that will expire beginning in 2007 through 2008.  The Company is responsible for $15.9 million of the letters of credit at June 30, 2006.  The Company received payments on advances to the joint venture of $1.3 million during the three months ended June 30, 2006, resulting in net advances of $4.7 million during the six months ended June 30, 2006.

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

Guarantees

In addition to the guarantees entered into and discussed in Note 9 to the Condensed Consolidated Financial Statements included in this report, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers.  The amount of such obligations is not stated in the agreements.  Depending on the negotiated terms of the guaranty and/or on the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At June 30, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $58.3 million and $200.0 million for the three and six months ended June 30, 2006, respectively, compared to comprehensive income of $129.4 million and $93.8 million for the three and six months ended June 30, 2005.  Comprehensive income consists of net income of $55.5 million and $137.2 million for the three and six months ended June 30, 2006, respectively, compared to $170.3 million and $219.5 million for the three and six months ended June 30, 2005. Other comprehensive income was $2.8 million and $62.8 million for the three and six months ended June 30, 2006 compared to other comprehensive loss of $40.9 million and $125.7 million for the three and six months ended June 30, 2005.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments.  At June 30, 2006, the Company’s available-for-sale securities had unrealized holding losses of $2.1 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at June 30, 2006 are other than temporary.

The Company recognized investment impairments of $900,000 for the three and six months ended June 30, 2006, compared to $2.7 million and $3.1 million for the three and six months ended June 30, 2005, respectively, which the Company believed were other than temporary.  The impairments related to investments held by the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of 2007.  Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

The Company did not issue any stock option awards during the six months ended June 30, 2006 or the year ended December 31, 2005.  The impact of amortized compensation expense for the three and six months ended June 30, 2006 was $6.0 million and $12.3 million, respectively, net of the Company’s accrual for estimated forfeitures.  This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion.

Earnings per Share

On September 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued an exposure draft on a proposed accounting standard that would amend SFAS 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement is expected to be issued later this year.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.70 and $1.80 for the three months ended June 30, 2006 and 2005 (versus reported diluted earnings per share of $0.76 and $2.11), respectively, and $1.78 and $2.36 for the six months ended June 30, 2006 and 2005 (versus reported diluted earnings per share of $1.87 and $2.71), respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2006 was approximately $1,107.0 million.  The impact of a 10% change in fair value of these investments would increase or decrease comprehensive income by approximately $67.6 million.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2006, the Company and its joint ventures had approximately $1.5 billion of cash balances maintained in such accounts, of which $1.4 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease net income by approximately $1.8 million.

At June 30, 2006, the Company had approximately $1,394.0 million of debt, of which $528.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At June 30, 2006, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $1.6 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar and Thai Baht.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2006, the Company’s international subsidiaries had approximately $167 million in total assets, and these international subsidiaries produced approximately $2.8 million and $2.6 million in net income during the three and six months ended June 30, 2006, respectively.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $16.7 million and would not materially impact net income.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes during the three and six months ended June 30, 2006 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Apr 1 - Apr 30	13,282	(1)	$47.91		2,793,000	(2)
May 1- May 31	389,128	(1)	$57.87	364,200	2,428,800	(2)
Jun 1 - Jun 30	1,521	(1)	$47.10		2,428,800	(2)
Total	403,931	(1)		364,200	2,428,800	(2)

(1)          For the three months ended June 30, 2006, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 39,731 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 13,282 shares were purchased in April 2006, 24,928 shares were purchased in May 2006 and 1,521 shares were purchased in June 2006.

(2)          On October 25, 2005, DST’s Board of Directors authorized a 6.0 million share repurchase plan allowing, but not requiring, the repurchase of Company common stock in open market and private transactions through July 31, 2008.  On June 30, 2006, the Company had approximately 2.4 million remaining shares to be purchased under this plan.  On August 1, 2006, DST’s Board of Directors authorized an additional 6.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 9, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March 17, 2006.  A total of 62,374,274 shares of Common Stock, or 90.0% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)                 Election of three directors for terms ending in 2009:

	Thomas A.	William C.	Travis E.
	McCullough	Nelson	Reed
For	46,208,241	45,982,500	45,974,641
Withheld	16,166,033	16,391,774	16,399,633
Total	62,374,274	62,374,274	62,374,274

The terms of office of Directors A. Edward Allinson and Michael G. Fitt will expire at the Annual Meeting of Stockholders in 2007.  The terms of office of Directors George L. Argyros, M. Jeannine Strandjord and Thomas A. McDonnell will expire at the Annual Meeting of Stockholders in 2008.

2)                 Ratification of the DST Audit Committee’s Selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm:

For	60,836,600
Against	1,229,887
Abstaining	307,787
Total	62,374,274

Based upon votes required for approval, each of these matters passed.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2007, the Corporate Secretary of DST must receive such proposal on or before November 17, 2006, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

On August 1, 2006, DST’s Board of Directors authorized an additional 6.0 million shares under the existing share repurchase authorization plan. This plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  When combined with the shares remaining under the existing share repurchase authorization plan, there are approximately 8.4 million shares authorized for repurchase from August 1, 2006 through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 4, 2006.

DST Systems, Inc.
/s/ Kenneth V. Hager
Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)