Form 10-Q
period 2006-09-30
DST SYSTEMS INC
filed 2006-11-09
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐       No ☒

Number of shares outstanding of the Company’s common stock as of September 30, 2006:

Common Stock $0.01 par value – 66,128,334

DST Systems, Inc.
Form 10-Q
September 30, 2006
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
September 30, 2006

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

The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

DST Systems, Inc.
Condensed Consolidated Balance Sheet
(dollars in millions, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$84.4	$80.2
Transfer agency investments	106.4	93.3
Accounts receivable	319.1	386.2
Deferred income taxes	33.8	32.9
Other assets	55.5	48.9
Assets of business held for sale		118.9
	599.2	760.4
Investments	1,501.2	1,405.2
Properties	504.4	492.4
Goodwill	75.7	75.1
Intangibles	17.6	18.9
Other assets	66.7	90.8
Assets of business held for sale		186.7
Total assets	$2,764.8	$3,029.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt due within one year	$910.3	$863.1
Transfer agency deposits	106.4	93.3
Accounts payable	92.7	97.6
Accrued compensation and benefits	85.4	90.2
Deferred revenues and gains	56.0	69.4
Other liabilities	141.1	160.3
Income taxes payable	133.4	137.7
Liabilities of business held for sale		110.7
	1,525.3	1,622.3
Long-term debt	380.5	541.4
Deferred income taxes	359.4	318.0
Other liabilities	57.2	52.1
	2,322.4	2,533.8
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	121.8	209.8
Retained earnings	1,353.9	1,162.0
Unearned compensation		(106.8)
Treasury stock (29.2 million and 23.6 million shares, respectively), at cost	(1,487.8)	(1,148.2)
Accumulated other comprehensive income	453.5	377.9
Total stockholders’ equity	442.4	495.7
Total liabilities and stockholders’ equity	$2,764.8	$3,029.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Operating revenues	$373.7	$411.6	$1,136.9	$1,318.0
Out-of-pocket reimbursements	149.8	189.2	533.1	581.4

Total revenues	523.5	600.8	1,670.0	1,899.4

Costs and expenses	417.7	470.2	1,364.8	1,535.7
Depreciation and amortization	29.4	35.9	89.6	110.1

Income from operations	76.4	94.7	215.6	253.6

Interest expense	(14.0)	(14.3)	(59.8)	(49.0)
Other income, net	10.2	12.1	39.7	101.9
Gains on sale of businesses		153.8	52.8	274.2
Equity in earnings (losses) of unconsolidated affiliates	(2.3)	8.6	32.1	36.5

Income before income taxes	70.3	254.9	280.4	617.2
Income taxes	15.6	100.6	88.5	243.4

Net income	$54.7	$154.3	$191.9	$373.8

Average common shares outstanding	66.3	74.8	67.1	77.3
Diluted shares outstanding	72.0	78.5	72.8	80.1

Basic earnings per share	$0.83	$2.06	$2.86	$4.84
Diluted earnings per share	$0.76	$1.97	$2.63	$4.67

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows — operating activities:
Net income	$191.9	$373.8
Depreciation and amortization	89.6	110.1
Net realized gain on investments	(13.6)	(76.3)
Gains on sale of businesses and properties	(52.8)	(297.4)
Amortization of unearned compensation on restricted stock	18.4	27.2
Amortization of debt issuance costs	13.0	3.5
Deferred income taxes	(6.2)	(129.8)
Equity in earnings of unconsolidated affiliates	(32.1)	(36.5)
Cash distributions from unconsolidated affiliates	31.5
Changes in accounts receivable	68.0	13.3
Changes in other assets	9.2	(19.7)
Changes in transfer agency investments	(13.1)	(10.8)
Changes in transfer agency deposits	13.1	10.8
Changes in accounts payable and accrued liabilities	(28.3)	12.7
Changes in income taxes payable	2.2	207.0
Changes in deferred revenues and gains	(9.0)	(2.8)
Changes in accrued compensation and benefits	0.6	2.2
Other, net	9.9	(7.5)
Total adjustments to net income	100.4	(194.0)
Net	292.3	179.8
Cash flows — investing activities:
Capital expenditures	(103.6)	(105.7)
Proceeds from sale of investments	108.6	23.1
Investments in securities	(49.8)	(29.6)
Investments in and advances to unconsolidated affiliates	(20.1)	(8.1)
Cash distribution from unconsolidated affiliates	248.5
Proceeds from exchange of CSC commmon stock		224.6
Proceeds from sale of businesses		471.4
Proceeds from sale of properties	1.7	79.6
Other, net	(1.3)	(4.2)
Net	184.0	651.1
Cash flows — financing activities:
Proceeds from issuance of common stock	49.1	65.8
Principal payments on long-term debt	(30.8)	(57.0)
Net decrease in revolving credit facilities	(93.9)	(61.7)
Repayment of promissory note		(107.4)
Debt refinancing costs		(1.7)
Common stock repurchased	(404.8)	(584.7)
Excess tax benefits from share based compensation	8.3
Net	(472.1)	(746.7)

Net increase in cash and cash equivalents	4.2	84.2
Cash and cash equivalents at beginning of period	80.2	96.6
Cash and cash equivalents at end of period	$84.4	$180.8

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2006, and the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year 2006.

2.  Acquisition of Amisys Synertech, Inc.

On October 2, 2006, DST acquired Amisys Synertech, Inc. (“ASI”) through a merger with a wholly owned subsidiary of DST Health Solutions, Inc. DST paid approximately $138 million (net of cash acquired) for ASI and the transaction will be accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The final purchase price is subject to a working capital adjustment, as defined in the purchase agreement, which is based on the closing balance sheet of ASI. During the fourth quarter of 2006, DST will perform a preliminary allocation of purchase price value in excess of the net assets of ASI acquired.

ASI is an enterprise software developer, software applications service provider, and business process outsourcer for the U.S. commercial healthcare industry. ASI reported revenues of $103.4 million for the year ended December 31, 2005 and $83.3 million for the nine months ended September 30, 2006. ASI has approximately 1,300 employees located in three principal locations: Harrisburg, Pennsylvania; Rockville, Maryland; and Hyderabad, India. On a pro-forma basis, the transaction is not expected to have a material impact on DST’s net income or earnings per share for fourth quarter 2006. The Company intends to report the ASI financial results in the Financial Services segment.

3.  Merger of lock\line with Asurion

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

DST received a $254.8 million cash distribution from Asurion in July 2006. The payment was part of a debt-financed distribution made by Asurion to all of its shareholders. Asurion also made dividend-equivalent bonus payments to its vested stock option holders, and the related compensation expense allocable to DST’s interest in Asurion reduced DST’s equity in earnings by approximately $12.7 million in the third quarter of 2006. Under the equity method of accounting, the distribution was not treated as book income to DST. Instead, the carrying value of DST’s investment in Asurion was reduced by the amount of the distribution. In the Statement of Cash Flows, the Company bifurcated the distribution between operating activities (return on investment) of $6.3 million and investing activities (return of investment) of $248.5 million. Equity in earnings of Asurion for the nine months ended September 30, 2006, excluding amortization of intangibles and the deferred gain recorded by DST, was used to determine the amount included in cash flows from operating activities. The bifurcated distribution amounts will be finalized during fourth quarter 2006 using equity in earnings of Asurion for the year ending December 31, 2006.

lock\line related operating revenues for the three and nine months ended September 30, 2005 and the year ended December 31, 2005 were $43.4 million, $118.1 million and $164.8 million, respectively. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

At December 31, 2005, the assets and liabilities of lock\line have been categorized as assets and liabilities held for sale in the consolidated balance sheet.

Asurion provides services related to warranty management, device protection, data protection and back-up, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia. Asurion had approximately 4,500 employees at September 30, 2006.

4.  Share-Based Compensation

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

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) 201,714 shares, the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of September 30, 2006, approximately 5.4 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company’s common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors’ Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors’ Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors’ Plan. As of September 30, 2006, approximately 288,000 shares were available under the Directors’ Plan. Awards under the Directors’ Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

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

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted. Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006. At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $0.8 million. These stock option awards will be substantially vested at December 31, 2006 and, accordingly, the remaining unvested grant date fair value will be recorded in costs and expenses evenly throughout 2006. Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest. In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million. This amount has been included as a reduction to costs and expenses during the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share, for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation related to all awards (in millions, except per share amounts):

		For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income:	As reported	$154.3	$373.8
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		8.5	16.5
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(9.2)	(19.1)
Net income	Pro forma	$153.6	$371.2
Basic earnings per share:	As reported	$2.06	$4.84
	Pro forma	$2.06	$4.82
Diluted earnings per share:	As reported	$1.97	$4.67
	Pro forma	$1.98	$4.69

The Company did not issue any stock option awards during the nine months ended September 30, 2006 or the year ended December 31, 2005. The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $8.3 million were classified as a financing inflow during the nine months ended September 30, 2006. Cash proceeds from options exercised for the nine months ended September 30, 2006 and 2005 were $49.1 million and $65.8 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

Summary stock option activity is presented in the table below (shares in millions):

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1	10.6	$39.89
Granted
Exercised	(1.5)	$34.37		$36.7
Forfeited or Expired
Outstanding at September 30	9.1	$40.63	4.8	$195.9
Exercisable at September 30	9.0	$40.60	4.8	$193.5

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

Summary restricted stock activity is presented in the table below (shares in millions):

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1	2.7	$47.23
Granted
Vested	(0.1)	$46.93
Forfeited	(0.1)	$47.63
Non-vested at September 30	2.5	$47.48

The fair value of vested restricted stock awards during the nine months ended September 30, 2006 was $5.5 million. At September 30, 2006, the Company had $72.2 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures. The impact of amortized compensation expense for the three and nine months ended September 30, 2006 was $6.1 million and $18.4 million, respectively, net of the Company’s accrual for estimated forfeitures. This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $5.7 million for the remainder of 2006, $22.9 million for each of the years 2007 and 2008, $20.2 million for 2009 and $0.5 million for 2010. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

5.  Investments

Investments are as follows (in millions):

	2006	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2006	2005
Available-for-sale securities:
State Street Corporation	3%	$705.7	$709.2
Computershare Ltd.	5%	170.3	147.3
Euronet Worldwide	5%	46.3	52.4
Other available-for-sale securities		218.3	179.8
		1,140.6	1,088.7

Unconsolidated affiliates:
Boston Financial Data Services	50%	113.4	118.3
International Financial Data Services, U.K.	50%	44.4	38.4
International Financial Data Services, Canada	50%	14.4	8.0
Argus Health Systems	50%	12.9	9.1
Asurion Corporation	37%	4.8
Unconsolidated real estate affiliates		100.9	93.6
Other unconsolidated affiliates		26.0	12.3
		316.8	279.7

Other:
Trading securities		37.5	29.7
Held-to-maturity		6.3	7.8
		43.8	37.5
Total investments		$1,501.2	$1,405.9

The table above includes $0.7 million of investments classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2005.  During the three months ended March 31, 2006, the Company sold approximately 1.5 million shares of State Street Corporation (“State Street”) which resulted in gains on sales of securities of $15.9 million and cash proceeds of $89.9 million.  The Company continues to hold approximately 11.3 million shares of State Street Corporation and has no current intention to further reduce its holdings.

Certain information related to the Company’s available-for-sale securities follows (in millions):

	September 30,	December 31,
	2006	2005

Book cost basis	$417.3	$468.4
Gross unrealized gains	725.5	621.3
Gross unrealized losses	(2.2)	(1.0)
Market value	$1,140.6	$1,088.7

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $106.4 million and $93.3 million of transfer agency investments and deposits at September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of September 30, 2006 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

Common Stock	$34.6	$2.2	$	$	$34.6	$2.2

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments.  These may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position and results of operations.

The Company recognized $0.1 million and $1.0 million of investment impairments for the three and nine months ended September 30, 2006, respectively, and $3.1 million for the nine months ended September 30, 2005, which the Company believed were other than temporary.  No impairments were recorded during the three months ended September 30, 2005.  The impairments recorded during the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005 related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the other income, net line in the statement of income.

Included in other income, net, during the nine months ended September 30, 2006 is a loss, in the amount of $2.9 million, principally related to the decline in value of a non-operating Chapter 11 bankruptcy claim.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Boston Financial Data Services, Inc.	$6.2	$4.6	$20.1	$24.2
International Financial Data Services, U.K.	1.4	2.6	5.0	7.2
International Financial Data Services, Canada	1.5	1.4	1.8	4.6
Argus Health Systems	0.8	(0.2)	3.8	0.1
Asurion Corporation	(10.9)		4.2
Other	(1.3)	0.2	(2.8)	0.4
	$(2.3)	$8.6	$32.1	$36.5

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$20.7	$4.0	$126.3	$22.9
Other	2.0	1.1	2.1	1.0

Total	$22.7	$5.1	$128.4	$23.9

The table above includes $85.6 million of net intangible assets classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2005.

Amortization of intangible assets for the three and nine months ended September 30, 2006 was approximately $0.6 million and $1.9 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2005 was approximately $2.2 million and $7.0 million, respectively. The Company estimates that annual amortization expense attributable to intangible assets recorded as of September 30, 2006 will be approximately $0.6 million for the remainder of 2006, $2.3 million for 2007, $2.0 million for 2008, $1.9 million for each of 2009 and 2010, and $1.7 million for 2011.  These amortization expense estimates do not include the impact of amortization resulting from the purchase of ASI (Note 2).

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2006, by segment (in millions):

	December 31,				September 30,
	2005	Acquisitions	Disposals	Other	2006

Financial Services	$152.8	$	$(86.9)	$0.6	$66.5
Output Solutions	9.2				9.2

Total	$162.0	$	$(86.9)	$0.6	$75.7

The table above includes $86.9 million of goodwill classified as Assets of business held for sale in the consolidated balance sheet as of December 31, 2005.

7.  Debt

Syndicated Line of Credit Amendments

The Company made two amendments to its revolving $600 million syndicated line of credit facility during the nine months ended September 30, 2006.  The first amendment (i) subject to certain conditions, allows the Company to request an increase of up to $600 million in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company’s stock to settle both the principal and accrued interest portion of the

Company’s Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company’s stock to settle any conversion premium payable upon any conversion of the Company’s Series A and B convertible senior debentures.

The second amendment, among other things, (i) deletes the consolidated net worth financial covenant from the credit agreement and increases the maximum consolidated leverage ratio permitted as of the end of each quarter from 3.00 to 1.00 to 3.25 to 1.00 for the remaining term of the credit agreement; and (ii) allows DST to repurchase or redeem its capital stock with the proceeds from the Asurion distribution and with proceeds (not to exceed $50.0 million) from the sale of real property.

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006.  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.  The amount outstanding under this loan agreement was $50.0 million at September 30, 2006.  For the three and nine months ended September 30, 2006, the Company recorded interest expense related to this loan of $0.7 million and $1.1 million, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005.  Actual conversions through September 30, 2006 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006.  This non-cash charge has been included in interest expense for the nine months ended September 30, 2006.

The right to convert these bonds was not effective during the period April 1, 2006 to September 30, 2006 due to the conversion feature hurdle not being met.  However, as the conversion feature hurdle was met at September 30, 2006, the right to convert these bonds became effective for the period October 1, 2006 through December 31, 2006.  As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, the Company has classified the entire amount of the debentures of $839.9 million as a current liability at September 30, 2006.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2006, DST purchased $10.7 million of computer equipment with a promissory note.  Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year.  The note matures on February 1, 2009.  The note is secured by the equipment.

8.  Income Taxes

In general, the Company provides income taxes during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 22.2% and 31.6% for the three and nine months ended September 30, 2006, respectively, compared to 39.5% and 39.4% for the three and nine months ended September 30, 2005, respectively.  The full year 2006 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

As discussed in Note 8 to the Company’s Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K, the Company filed federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995.  During the nine months ended September 30, 2006, the Company reached a settlement with the IRS for claims from 1988 through 1992, and the settlement agreement was then applied to claims from 1993 through 1995.  A federal income tax refund was received during the nine months ended September 30, 2006 related to this settlement.  In addition, a settlement was reached with respect to the Company’s refund claims for research and experimentation credits for the years 1996 through 2001.  A portion of the federal income tax refund received during the nine months ended September 30, 2006, in the amount of $1.3 million, was required to be reported as interest income and has been included in other income, net, in the Consolidated Statement of Income.  The income tax effect of this IRS settlement and federal income tax refund during the nine months ended September 30, 2006 resulted in an income tax benefit of approximately $4.4 million.  Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company’s operations after 2001.  Income tax expense includes no research and experimentation credit benefits applicable to post 2001 operations.

9.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$54.7	$154.3	$191.9	$373.8
Dilutive securities at unconsolidated affiliates			(0.2)
Net income for dilutive computation	$54.7	$154.3	$191.7	$373.8

Average common shares outstanding (excluding restricted stock)	66.3	74.8	67.1	77.3

Incremental shares from assumed conversions of stock options and vesting of stock based compensation	5.7	3.7	5.7	2.8

Diluted potential common shares	72.0	78.5	72.8	80.1

Basic earnings per share	$0.83	$2.06	$2.86	$4.84
Diluted earnings per share	$0.76	$1.97	$2.63	$4.67

The Company had approximately 66.1 million and 72.2 million shares outstanding at September 30, 2006 and 2005, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million and 2.7 million at September 30, 2006 and 2005, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.8 million and 2.0 million for the three months ended September 30, 2006 and 2005, respectively, and 0.8 million and 2.1 million for the nine months ended September 30, 2006 and 2005, respectively. The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  For both the three and nine months ended September 30, 2006, there was additional dilution of approximately 2.8 million shares, respectively, related to the Company’s average daily share price exceeding $49.08 per share.  For the three months ended September 30, 2005, there was additional dilution of approximately 1.0 million shares related to the Company’s average daily share price exceeding $49.08 during the quarter.  There was no impact during the nine months ended September 30, 2005 because the Company’s average daily stock price for this period did not exceed $49.08 per share.

Stock repurchases

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  The Company repurchased approximately 3.7 million shares of DST common stock for $219.5 million or approximately $59.95 per share during the three months ended September 30, 2006.  For the nine months ended September 30, 2006, the Company had repurchased approximately 6.5 million shares of DST common stock at an average cost of $58.93 per share.  Cash proceeds from the Asurion distribution, from the sale of State Street stock and from stock option exercises and cash flow from operations were used to repurchase these shares.  At September 30, 2006, approximately 4.8 million shares remained under the existing share repurchase authorization plan.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$54.7	$154.3	$191.9	$373.8
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	28.3	31.2	116.9	(65.3)
Proportional share of unconsolidated affiliate interest rate swap	(7.3)	5.8	3.1	(2.4)
Less reclassification adjustments for net gains included in net income	(0.4)	(2.9)	(16.5)	(80.8)
Foreign currency translation adjustments	0.5	(5.9)	12.3	(20.3)
Deferred income taxes	(8.3)	(13.2)	(40.2)	58.1
Other comprehensive income (loss)	12.8	15.0	75.6	(110.7)
Comprehensive income	$67.5	$169.3	$267.5	$263.1

10.  Commitments and Contingencies

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

As a result of recent court decisions, customers of the Company’s 50% joint venture, International Financial Data Services, U.K. Limited (“IFDS U.K.”), may seek refunds of past value added tax (“VAT”) payments charged by IFDS U.K.  Protective refund claims have been filed by IFDS U.K. for customers having potential claims for past VAT paid.  IFDS U.K. plans to make disbursements to its clients based upon the net amount received from the refund claims.  However, the amounts recoverable and payable to customers are uncertain.  The Company currently estimates that the resolution of this matter will not result in a significant financial impact to the Company.

The Company has entered into an agreement to guarantee 50% of a construction loan made to a 50% owned joint venture.  The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million.  At September 30, 2006, total borrowings against the loan were $0.1 million.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007.  At September 30, 2006, total borrowings against the line of credit were $7.5 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture.  The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007.  At September 30, 2006, total borrowings on the loan were $22.4 million, resulting in a guarantee of $1.5 million by the Company.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At September 30, 2006, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner.  At September 30, 2006, the Company and its joint venture partner had each contributed $28.0 million.  The Company and its joint venture partner have each committed up to $15.9 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions up to $15.9 million each have been secured through letters of credit that will begin expiring in 2007 through 2008.  The Company is responsible for $15.9 million of the letters of credit at September 30, 2006.  At September 30, 2006, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $3.8 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $19.9 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over a 15 year term.  To fix the rate of borrowing costs, IFDS Canada entered into a 15-year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $19.9 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.2 million.

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

Guarantees

In addition to the guarantees entered into as mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At September 30, 2006 and December 31, 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

11.  Recently Issued Accounting Standards

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements” (“SAB 108”).  SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement.  SAB 108 also provides guidance on correcting errors under this dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the bulletin.  The Company will be required to adopt this bulletin in the fourth quarter of 2006.  Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact on the consolidated financial statements.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company will be required to adopt this standard in the first quarter of 2007.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Management is still evaluating the requirements of FIN 48; however, management is aware of at least two items that may impact the Company upon adoption of this standard.  The first item relates to the method of adopting this standard.   FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination.  The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.  This could impact DST if the liability for income tax uncertainties established in connection with the DST Health Solutions exchange transaction requires adjustment under FIN 48.  The second item relates to DST’s balance sheet classification of liabilities relating to income tax uncertainties.   The Company currently classifies all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of its income tax uncertainties that should be non-current liabilities.

Earnings Per Share

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.70 and $1.67 (versus reported diluted earnings per share of $0.76 and $1.97) for the three months ended September 30, 2006 and 2005, respectively, and $2.48 and $4.02 (versus reported diluted earnings per share of $2.63 and $4.67) for the nine months ended September 30, 2006 and 2005, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

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

12.  Segment Information

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30,	December 31,
	2006	2005

Financial Services	$2,111.4	$2,471.5
Output Solutions	366.5	379.4
Investments and Other	1,998.0	1,946.2
Eliminations	(1,711.1)	(1,767.6)
	$2,764.8	$3,029.5

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2006
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$238.9	$131.4	$	$3.4	$	$373.7
Intersegment operating revenues	1.7			13.1	(14.8)
Out-of-pocket reimbursements	14.3	135.4		0.1		149.8
Total revenues	254.9	266.8		16.6	(14.8)	523.5

Costs and expenses	165.0	256.9		10.6	(14.8)	417.7
Depreciation and amortization	17.6	9.1		2.7		29.4

Income from operations	72.3	0.8		3.3		76.4
Other income, net	3.2			7.0		10.2
Equity in losses of unconsolidated affiliates	(1.3)			(1.0)		(2.3)

Earnings before interest and income taxes	$74.2	$0.8	$	$9.3	$	$84.3

	Three Months Ended September 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total

Operating revenues	$285.3	$120.7	$	$5.6	$	$411.6
Intersegment operating revenues	1.7			10.7	(12.4)
Out-of-pocket reimbursements	35.9	153.2		0.1		189.2
Total revenues	322.9	273.9		16.4	(12.4)	600.8

Costs and expenses	227.6	260.1	6.9	(12.0)	(12.4)	470.2
Depreciation and amortization	24.4	6.3		5.2		35.9

Income from operations	70.9	7.5	(6.9)	23.2		94.7
Other income, net	4.9			7.2		12.1
Gains on sale of businesses			153.8			153.8
Equity in earnings of unconsolidated affiliates	8.6					8.6

Earnings before interest and income taxes	$84.4	$7.5	$146.9	$30.4	$	$269.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $14.0 million and $14.3 million for the three months ended September 30, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2006
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$724.9	$400.0	$	$12.0	$	$1,136.9
Intersegment operating revenues	4.3			35.5	(39.8)
Out-of-pocket reimbursements	46.0	487.4		0.3	(0.6)	533.1
Total revenues	775.2	887.4		47.8	(40.4)	1,670.0

Costs and expenses	517.5	857.0		30.7	(40.4)	1,364.8
Depreciation and amortization	56.5	24.7		8.4		89.6

Income from operations	201.2	5.7		8.7		215.6
Other income, net	9.0			30.7		39.7
Gains on sale of businesses	52.8					52.8
Equity in earnings (losses) of unconsolidated affiliates	34.5			(2.4)		32.1

Earnings before interest and income taxes	$297.5	$5.7	$	$37.0	$	$340.2

	Nine Months Ended September 30, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$873.7	$335.1	$96.6	$12.6	$	$1,318.0
Intersegment operating revenues	6.0	33.2		39.3	(78.5)
Out-of-pocket reimbursements	134.6	457.3	26.4	0.3	(37.2)	581.4
Total revenues	1,014.3	825.6	123.0	52.2	(115.7)	1,899.4

Costs and expenses	757.9	780.1	109.0	4.4	(115.7)	1,535.7
Depreciation and amortization	73.8	19.6	3.3	13.4		110.1

Income from operations	182.6	25.9	10.7	34.4		253.6
Other income, net	9.9	0.3		91.7		101.9
Gains on sale of businesses	120.4		153.8			274.2
Equity in earnings of unconsolidated affiliates	36.3			0.2		36.5

Earnings before interest and income taxes	$349.2	$26.2	$164.5	$126.3	$	$666.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $59.8 million and $49.0 million for the nine months ended September 30, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

As more fully described in Note 3 “Significant Business Transactions” to the Company’s Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K, there were certain changes in the composition of the Financial Services Segment during the year ended December 31, 2005.  DST Health Solutions became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation.  On June 17, 2005, the Company sold its wholly owned subsidiary, EquiServe, Inc. to Computershare Ltd.  As discussed in Note 3 to the Condensed Consolidated Financial Statements included in this report, on January 1, 2006, the Company merged its wholly-owned subsidiary, DST lock\line, Inc. (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”) for an approximate 37.4% equity interest in Asurion.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Company holds investments in equity securities with a market value of approximately $1.1 billion at September 30, 2006, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $705.7 million, $170.3 million and $46.3 million, respectively, based on closing exchange values at September 30, 2006. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues
Operating revenues
Financial Services	$240.6	$287.0	$729.2	$879.7
Output Solutions	131.4	120.7	400.0	368.3
Customer Management				96.6
Investments and Other	16.5	16.3	47.5	51.9
Eliminations	(14.8)	(12.4)	(39.8)	(78.5)
	373.7	411.6	1,136.9	1,318.0
% change from prior year period	(9.2)%		(13.7)%

Out-of-pocket reimbursements
Financial Services	14.3	35.9	46.0	134.6
Output Solutions	135.4	153.2	487.4	457.3
Customer Management				26.4
Investments and Other	0.1	0.1	0.3	0.3
Eliminations			(0.6)	(37.2)
	149.8	189.2	533.1	581.4
% change from prior year period	(20.8)%		(8.3)%

Total revenues	$523.5	$600.8	$1,670.0	$1,899.4
% change from prior year period	(12.9)%		(12.1)%

Income from operations
Financial Services	$72.3	$70.9	$201.2	$182.6
Output Solutions	0.8	7.5	5.7	25.9
Customer Management		(6.9)		10.7
Investments and Other	3.3	23.2	8.7	34.4
	76.4	94.7	215.6	253.6
Interest expense	(14.0)	(14.3)	(59.8)	(49.0)
Other income, net	10.2	12.1	39.7	101.9
Gains on sale of businesses		153.8	52.8	274.2
Equity in earnings (losses) of unconsolidated affiliates	(2.3)	8.6	32.1	36.5
Income before income taxes	70.3	254.9	280.4	617.2
Income taxes	15.6	100.6	88.5	243.4
Net income	$54.7	$154.3	$191.9	$373.8
Basic earnings per share	$0.83	$2.06	$2.86	$4.84
Diluted earnings per share	$0.76	$1.97	$2.63	$4.67

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2006, decreased $77.3 million or 12.9% and $229.4 million or 12.1%, respectively, compared to the same periods in 2005. Consolidated operating revenues for the three and nine months ended September 30, 2006 decreased $37.9 million or 9.2% and $181.1 million or 13.7%, respectively, as compared to the same periods in 2005.  Consolidated operating revenues during the three months ended September 30, 2006 were negatively impacted by the merger of lock\line with Asurion on January 1, 2006, as lock\line recorded operating revenues of $43.4 million during the respective time period in 2005, lower AWD, investment management and healthcare license fee revenues and lower Health Solutions professional services revenues, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced and higher processing volumes in the Output Solutions Segment.  During the nine months ended September 30, 2006, consolidated operating revenues decreased $181.1 million or 13.7% and were negatively impacted by the merger of lock\line and the sale of EquiServe and the Innovis Entities, which collectively recorded operating revenues of $304.8 million during the nine months ended September 30, 2005, lower DST International license fee revenues and lower rental activities, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced, higher DST International professional services revenue, increased processing volumes in the Output Solutions Segment and higher revenues from DST Health Solutions resulting from the inclusion of nine months of revenues in 2006 versus five months in 2005.

Consolidated OOP reimbursements during the three and nine months ended September 30, 2006 decreased $39.4 million or 20.8% and $48.3 million or 8.3%, respectively. Consolidated OOP reimbursements during the three months ended September 30, 2006 were negatively impacted by the merger of lock\line and lower Output Solutions OOP reimbursement revenues.  During the nine months ended September 30, 2006, consolidated OOP reimbursements were negatively impacted by the merger of lock\line and the sale of Equiserve and the Innovis Entities, which were partially offset by higher Output Solutions OOP reimbursement revenues.

Financial Services Segment total revenues for the three and nine months ended September 30, 2006 decreased $68.0 million or 21.1% and $239.1 million or 23.6%, respectively, over the same periods in 2005.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2006 decreased $46.4 million or 16.2% and $150.5 million or 17.1%, respectively, compared to the same periods in 2005.  Operating revenues during the three months ended September 30, 2006 were negatively impacted by the merger of lock\line, which recorded operating revenues of $43.4 million during the respective time period in 2005, lower AWD, investment management and healthcare license fee revenues and lower Health Solutions professional services revenues, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced and higher DST International professional services revenues.  Operating revenues during the nine months ended September 30, 2006 were negatively impacted by the merger of lock\line and the sale of EquiServe, which collectively recorded operating revenues of $208.2 million during the nine months ended September 30, 2005, and lower DST International license fee revenues, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced, higher DST International professional services revenues and higher DST Health Solutions revenues resulting from the inclusion of nine months of revenues in 2006 versus five months in 2005.

Output Solutions Segment total revenues for the three and nine months ended September 30, 2006, decreased $7.1 million or 2.6% and increased $61.8 million or 7.5%, respectively, compared to the same periods in 2005.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2006 increased $10.7 million or 8.9% and $31.7 million or 8.6%, respectively, over the same periods in 2005.  The operating revenues increased principally from higher processing volumes, increased international revenues from new customer relationships for the Company’s Canadian and U.K. production facilities and increased revenues for paper stock, which was previously provided directly by customers.

Investments and Other Segment operating revenues, primarily rental income for facilities leased to the Company’s operating segments, for the three and nine months ended September 30, 2006 were $16.5 million and $47.5 million, an increase of $0.2 million or 1.2% and a decrease of $4.4 million or 8.5%, respectively, compared to the same periods in 2005.  The decrease for the nine months ended September 30, 2006 was primarily from lower rent revenue resulting from the sale of an office building in the third quarter of 2005.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2006 was $76.4 million and $215.6 million, a decrease of $18.3 million or 19.3% and $38.0 million or 15.0%, respectively, compared to the same periods in 2005.  Consolidated income from operations for the three months ended September 30, 2006 was negatively impacted by lower license fee revenues in the Financial Services Segment, lower contributions from the Output Solutions Segment due to higher operating costs, lower contributions from the Investments and Other Segment due to a $20.5 million net gain recorded in 2005 primarily related to the sale of an office building and no contributions from lock\line due to its merger with Asurion, partially offset by increased contributions from U.S. mutual fund shareowner processing and the settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001 which had a favorable impact on income from operations of $6.9 million.  Consolidated income from operations for the nine months ended September 30, 2006 was negatively impacted by lower contributions from the Output Solutions Segment due to higher operating costs, lower contributions from the Investments and Other Segment due primarily to $23.6 million of net gains recorded in 2005 primarily related to the sale of an office building and other real property and no contributions from the Innovis Entities, EquiServe or lock\line due to the sale or merger of these businesses, partially offset by increased contributions from mutual fund shareowner processing in the Financial Services Segment and the favorable settlement of an outstanding state sales and use tax matter during the third quarter of 2006.

Financial Services Segment income from operations for the three months ended September 30, 2006 increased $1.4 million or 2.0% from the prior year quarter to $72.3 million, primarily from higher U.S. mutual fund processing revenues and a state sales and use tax settlement resulting in a favorable impact of $6.9 million, partially offset by the loss of income from lock\line, lower AWD, investment management and healthcare license fee revenues and lower Health Solutions professional services revenues.  Costs and expenses (including OOP costs) decreased $62.6 million or 27.5% as compared to the prior year quarter, primarily due to the absence of costs from lock\line, lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $21.6 million, a state sales and use tax settlement resulting in cost reductions of $4.3 million and cost containments.  Depreciation and amortization costs decreased $6.8 million or 27.9% in the third quarter 2006 as compared to the prior year quarter.  The decrease was attributable to lower depreciation of computer equipment, the absence of lock\line depreciation and the state sales and use tax settlement resulting in a depreciation reduction of $2.6 million.  Financial Services Segment income from operations for the nine months ended September 30, 2006 increased $18.6 million or 10.2% over the prior year period to $201.2 million, primarily from higher U.S. mutual fund processing revenues, increased international professional service revenues, a favorable state sales and use tax settlement of $6.9 million and certain operating cost improvements, partially offset by lower AWD and investment management license fee revenues and no contributions from lock\line or Equiserve in 2006.  Costs and expenses (including OOP costs) decreased $240.4 million or 31.7% as compared to the prior year period, primarily due to the absence of costs from EquiServe and lock\line, lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $88.6 million and a state sales and use tax settlement cost reduction of $4.3 million, partially offset by the inclusion of DST Health Solutions for nine months in 2006 versus five months in 2005.  Depreciation and amortization costs decreased $17.3 million or 23.4% in the nine months ended September 30, 2006 as compared to the prior year period.  The decrease was attributable to lower depreciation of computer equipment, the absence of Equiserve and lock\line depreciation and a state sales and use tax settlement depreciation reduction of $2.6 million, partially offset by amortization of intangible assets acquired in the acquisition of DST Health Solutions for nine months in 2006 versus five months in 2005.

Output Solutions Segment income from operations for the three months ended September 30, 2006 decreased $6.7 million or 89.3% as compared to the prior year quarter.  Costs and expenses (including OOP costs) decreased $3.2 million or 1.2% from the third quarter 2005 due to lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $17.8 million, offset by the costs of certain paper stock previously provided directly by customers, higher personnel, material and equipment costs associated with increased volumes and costs associated with the implementation of new printing and inserting technologies.  Depreciation and amortization increased $2.8 million compared to the third quarter 2005, attributable to depreciation on new printing and inserting equipment.  Output Solutions Segment income from operations for the nine months ended September 30, 2006 decreased $20.2 million or 78.0% compared to the same period in 2005.  Costs and expenses (including OOP costs) increased $76.9 million or 9.9% from the same period in 2005 due to an increase in OOP costs associated with an increase in OOP reimbursement revenues of approximately $30.1 million, the costs of certain paper stock previously provided directly by customers, higher personnel, material and equipment costs associated with increased volumes, costs associated with the implementation of new printing and inserting technologies and severance related compensation charges associated with an adjustment of staffing levels in the first quarter of 2006.  Depreciation and amortization increased $5.1 million compared to the nine months ended September 30, 2005, attributable to depreciation on new printing and inserting equipment.

Investments and Other Segment income from operations totaled $3.3 million and $8.7 million for the three and nine months ended September 30, 2006, respectively, a decrease of $19.9 million or 85.8% and $25.7 million or 74.7% compared to the same periods in 2005.  The decreases were primarily attributable to the sale of an office building and other real property in 2005 as previously discussed.

Interest expense

Interest expense was $14.0 million for the three months ended September 30, 2006, a decrease of $0.3 million as compared to the three months ended September 30, 2005. The reduction in interest expense was due to lower average debt balances resulting from the initial use of proceeds from the Asurion distribution, offset by higher average interest rates on the Company’s syndicated line of credit.

Interest expense was $59.8 million for the nine months ended September 30, 2006, an increase of $10.8 million as compared to the prior year period.  The increase in interest expense for the nine months ended September 30, 2006 was attributable to $10.3 million of accelerated amortization expense associated with the convertible debenture issuance costs resulting from the bonds being classified as current in first quarter 2006.

Other income, net

Other income was $10.2 million for the three months ended September 30, 2006, a decrease of $1.9 million as compared to the three months ended September 30, 2005.  The decrease was primarily due to $2.5 million of higher gains from securities transactions in 2005, partially offset by $0.9 million of additional interest income in third quarter 2006 related to the state sales and use tax settlement.

Other income was $39.7 million for the nine months ended September 30, 2006, a decrease of $62.2 million as compared to the prior year period.  The decrease was primarily due to $62.9 million of higher gains from securities transactions in 2005, partially offset by $0.9 million of additional interest income in third quarter 2006 related to the state sales and use tax settlement.

Gains on sale of businesses

The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006.  During the three months ended September 30, 2005, the Company recognized a $153.8 million gain from the sale of the Innovis Entities.  During the nine months ended September 30, 2005, the Company recognized $274.2 million of gains on the sale of businesses, including the gain on sale of Equiserve of $120.4 million recorded during second quarter 2005.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

BFDS	$6.2	$4.6	$20.1	$24.2
IFDS - U.K.	1.4	2.6	5.0	7.2
IFDS - Canada	1.5	1.4	1.8	4.6
Argus	0.8	(0.2)	3.8	0.1
Asurion	(10.9)		4.2
Other	(1.3)	0.2	(2.8)	0.4
	$(2.3)	$8.6	$32.1	$36.5

DST’s equity in losses of unconsolidated affiliates was $2.3 million for the three months ended September 30, 2006 compared to equity in earnings of $8.6 million for the same period in the prior year.  For the nine months ended September 30, 2006, DST’s equity in earnings of unconsolidated affiliates was $32.1 million, a decrease of $4.4 million compared to the same period in the prior year.

BFDS earnings for the three and nine months ended September 30, 2006, increased $1.6 million and decreased $4.1 million, respectively, compared to the same periods in 2005.  The increase during the three months ended September 30, 2006 was due to increased mutual fund shareowner servicing revenues and improvements in operations.  The decrease for the nine months ended September 30, 2006 is primarily from the recognition by the Company during the second quarter of 2005 of an $11.2 million deferred gain as a result of the EquiServe sale.  Absent this $11.2 million gain in the second quarter of 2005, BFDS earnings for the nine months ended September 30, 2006 increased $7.1 million due to increased mutual fund shareowner servicing revenues and improvements in operations.

IFDS U.K. earnings for the three and nine months ended September 30, 2006 decreased $1.2 million and $2.2 million, respectively, compared to the same periods in 2005, primarily attributable to deferred income tax benefits recorded in 2005.  Accounts serviced by IFDS U.K. were 5.6 million at September 30, 2006, an increase of 0.4 million or 7.7% from December 31, 2005 levels and an increase of 0.3 million or 5.7% from September 30, 2005 levels.  As a result of recent court decisions, customers of IFDS U.K. may seek refunds of past value added tax (“VAT”) payments charged by IFDS U.K.  Protective refund claims have been filed by IFDS U.K. for customers having potential claims for past VAT paid.  IFDS U.K. plans to make disbursements to its clients based upon the net amount received from the refund claims.  However, the amounts recoverable and payable to customers are uncertain.  The Company currently estimates that the resolution of this matter will not result in a significant financial impact to the Company.

IFDS Canada earnings increased $0.1 million and decreased $2.8 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The decrease for the nine months ended September 30, 2006 is primarily due to the discontinuation of negative amortization of intangible assets, as these amounts became fully amortized in January 2006, and increased shareowner processing costs.  Accounts serviced by IFDS Canada were 7.0 million at September 30, 2006, an increase of 0.2 million or 2.9% from December 31, 2005 levels and an increase of 0.7 million or 11.1% from September 30, 2005 levels.

Increased earnings at Argus Health Systems for the three and nine months ended September 30, 2006 were the result of a higher level of pharmacy claims processed from new client conversions and the processing of Medicare Part D claims.

Asurion’s loss for the three months ended September 30, 2006 was primarily attributable to compensation expense from dividend-equivalent bonus payments made to its vested stock option holders in connection with a debt-financed distribution made to all of its shareholders, which reduced DST’s equity in earnings of Asurion by $12.7 million.  In addition, incremental interest costs from the debt incurred to finance the distribution reduced DST’s equity in earnings of Asurion by approximately $4.0 million.  The interest costs are expected to negatively impact equity in earnings of Asurion in the future.

The calculation of DST’s equity in earnings (loss) of Asurion for the three and nine months ended September 30, 2006 is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(000’s)	(000’s)

Asurion net income (loss) before amortization of identified intangibles	$(25,312)	$22,079

Identified intangible amortization, after tax	(2,154)	(5,207)

Asurion net income (loss) (unaudited)	(27,466)	16,872

DST’s ownership percentage	37.4%	37.4%

DST’s pro-rata share of Asurion’s earnings (loss)	(10,272)	6,310

Amortization of DST’s deferred gain	246	736

Amortization of identified intangibles	(912)	(2,858)

DST’s equity in Asurion’s earnings (loss)	$(10,938)	$4,188

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 22.2% and 31.6% for the three and nine months ended September 30, 2006, respectively, compared to 39.5% and 39.4% for the three and nine months ended September 30, 2005, respectively.  Excluding the effects of discrete period items, the Company estimates its recurring effective tax rate for the remainder of 2006 to be 31.1%.  The effective tax rates for the three and nine months ended September 30, 2006 were lower compared to the same periods in 2005 due to higher effective tax rates related to the DST Health Solutions exchange transaction on April 29, 2005, the gain from the sale of EquiServe on June 17, 2005 and the gain from the sale of the Innovis Entities on July 1, 2005.  In addition, the effective tax rates for the three and nine months ended September 30, 2006 include benefits from a dividends received deduction from the Asurion distribution, discussed below, and a settlement with and refund from the IRS related to research and experimentation credits, which resulted in a lower effective tax rate during 2006.  The full year 2006 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

For income tax purposes, a portion of the Asurion distribution will qualify for the 80% dividends received deduction and, as a consequence, will be taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST’s estimated annual effective tax rate.  The reduction of the effective annual tax rate resulted in an approximate $8.3 million net income benefit in third quarter 2006 and is estimated to result in an approximate $3.0 million benefit in fourth quarter 2006.

The Company is a 50% partner in a limited purpose real estate joint venture to develop approximately 1.1 million square feet of office space to be leased to the U.S. government.  The Company believes that the project should qualify for federal and state historic preservation tax credits, and that the Company’s portion of the credits may range from $4.0 million to $10.0 million.  The qualification for these tax credits is dependent on many factors.  If the Company recognizes tax credits from the project, it will result in a lower effective tax rate.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2006 decreased $68.0 million or 21.1% and $239.1 million or 23.6%, respectively, compared to the same periods in 2005.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2006 decreased $46.4 million or 16.2% and $150.5 million or 17.1%, respectively, compared to the same periods in 2005.

Financial Services Segment operating revenues during the three months ended September 30, 2006 were negatively impacted by the merger of lock\line with Asurion on January 1, 2006, which recorded operating revenues of $43.4 million during the respective time period in 2005, lower AWD, investment management and healthcare license fee revenues and lower Health Solutions professional services revenues, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced and higher international professional services revenues.  U.S. operating revenues for the three months ended September 30, 2006 decreased $46.3 million or 18.1% over the prior quarter, primarily from the reasons discussed above.  International operating revenues for the three months ended September 30, 2006 were $31.6 million, a decrease of $0.1 million as compared to the same period in 2005, primarily attributable to higher professional services revenues offset by lower license fee revenues.

Financial Services Segment operating revenues during the nine months ended September 30, 2006 were negatively impacted by the merger of lock\line and the sale of EquiServe, which collectively recorded operating revenues of $208.2 million during the nine months ended September 30, 2005, and lower DST International license fee revenues, partially offset by increased U.S. mutual fund shareowner processing revenues from higher accounts serviced, higher DST International professional services revenues and higher DST Health Solutions revenues resulting from the inclusion of nine months of revenues in 2006 versus five months in 2005.  U.S. operating revenues for the nine months ended September 30, 2006 decreased $154.5 million or 19.6%, principally for the reasons discussed above.  Segment international operating revenues for the nine months ended September 30, 2006 were $93.9 million, an increase of $4.1 million or 4.6% as compared to the same period in 2005.  The increase was primarily attributable to higher professional services revenues.

U.S. mutual fund open shareowner accounts processed totaled 104.7 million at September 30, 2006, a net increase of 2.5 million or 2.4% from the 102.2 million serviced at December 31, 2005, and an increase of 3.2 million or 3.2% from the 101.5 million serviced at September 30, 2005.  The Company currently has commitments for new mutual fund clients representing approximately 7.2 million new shareholder accounts, based on current account levels. The conversions are expected to begin during third quarter 2007.  No new client commitments were received during third quarter 2006.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $10.8 million and $35.0 million of software license fee revenues in the three and nine months ended September 30, 2006, respectively, a decrease of $6.3 million and $7.1 million, respectively, compared to the same periods in 2005.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three months ended September 30, 2006 decreased $62.6 million or 27.5% compared to third quarter 2005, primarily due to the absence of costs from lock\line, lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $21.6 million, a state sales and use tax settlement for historical periods dating back to 2001 resulting in a cost reduction of $4.3 million and cost containments, partially offset by transaction and integration costs associated with the acquisition of Amisys Synertech, Inc. (“ASI”).  Financial Services Segment costs and expenses (including OOP costs) for the nine months ended September 30, 2006 decreased $240.4 million or 31.7% as compared to the prior year period, primarily attributable to the absence of costs from EquiServe and lock\line, lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $88.6 million and the state sales and use tax settlement discussed above in the amount of $4.3 million, partially offset by the inclusion of DST Health Solutions for nine months in 2006 versus five months in 2005.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs decreased $6.8 million or 27.9% in third quarter 2006 as compared to the prior year quarter.  The decrease was attributable to lower depreciation of computer equipment, the absence of lock\line depreciation and the state sales and use tax settlement which resulted in lower depreciation expense of $2.6 million.  Financial Services Segment depreciation and amortization costs decreased $17.3 million or 23.4% in the nine months ended September 30, 2006 as compared to the prior year period.  The decrease was attributable to lower depreciation of computer equipment, the absence of EquiServe and lock\line depreciation and the state sales and use tax settlement of $2.6 million, partially offset by amortization of intangible assets acquired in the acquisition of DST Health Solutions for nine months in 2006 versus five months in 2005.

Income from operations

Financial Services Segment income from operations for the three months ended September 30, 2006 increased $1.4 million or 2.0% from the prior year quarter to $72.3 million, primarily from higher U.S. mutual fund processing revenues, a state sales and use tax settlement resulting in a favorable impact of $6.9 million, partially offset by the loss of income from lock\line, lower AWD, investment management and healthcare license fee revenues and lower Health Solutions professional services revenues.  Financial Services Segment income from operations for the nine months ended September 30, 2006 increased $18.6 million or 10.2% over the prior year period to $201.2 million, primarily from higher U.S. mutual fund processing revenues, increased international professional service revenues, the state sales and use tax settlement resulting in a favorable impact of $6.9 million, the inclusion of DST Health Solutions for nine months in 2006 versus five months in 2005, and certain operating cost improvements, partially offset by lower AWD and investment management license fee revenues and no contributions from lock\line or EquiServe in 2006.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2006, decreased $7.1 million or 2.6% and increased $61.8 million or 7.5%, respectively, compared to the same periods in 2005.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2006 increased $10.7 million or 8.9% and $31.7 million or 8.6%, respectively, over the same periods in 2005.  Output Solutions Segment operating revenues increased principally from higher processing volumes, increased international revenues from new customer relationships for the Company’s Canadian and U.K. production facilities and increased revenues for paper stock, which was previously provided directly by customers.

Output Solutions Segment images produced for the three and nine months ended September 30, 2006 were 4.1 billion and 11.4 billion, respectively, an increase of 37.3% and 35.5%, respectively, compared to the same periods in 2005.  Items mailed during the three and nine months ended September 30, 2006 were 637 million and 1.9 billion, respectively, an increase of 20.1% and 23.8% as compared to the same periods in 2005.  Revenues per image and package have declined principally as a result of lower unit pricing on renegotiated customer contracts and higher relative volume increases from those customers.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) decreased $3.2 million or 1.2% from third quarter 2005 due to lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $17.8 million, offset by the cost of certain paper stock previously provided directly by customers, higher personnel, material and equipment costs associated with increased volumes and costs associated with the implementation of new printing and inserting technologies.  Output Solutions Segment costs and expenses (including OOP costs) increased $76.9 million or 9.9% from the  nine months ended September 30, 2005 due to an increase in OOP costs associated with an increase in OOP reimbursement revenues of approximately $30.1 million, the cost of certain paper stock previously provided directly by customers, higher personnel, material and equipment costs associated with increased volumes, costs associated with the implementation of new printing and inserting technologies and severance related compensation charges associated with an adjustment of staffing levels in first quarter 2006.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three and nine months ended September 30, 2006, increased $2.8 million or 44.4% and $5.1 million or 26.0%, respectively, compared to the same periods in 2005 as a result of increased depreciation on new printing and inserting equipment.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2006 decreased $6.7 million or 89.3% and $20.2 million or 78.0%, respectively, compared to the same periods in 2005, principally for the reasons described above.  In addition, the financial results for the three and nine months ended September 30, 2006 reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis.  The nature of these contracts are long term relationships with lower unit pricing anticipating the impact of Output’s investments in new high speed color printing and re-engineered proprietary inserting and mailing technology.  The pricing of the contracts has become effective; however the new technologies are being phased in over time.  In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment to replace equipment that was previously leased.  This shift to owned equipment negatively impacts short term profitability as the Company uses accelerated depreciation methods.  In addition, an Output Solutions customer, representing operating revenues of approximately $3.7 million and $14.6 million during the three and nine months ended September 30, 2006, has announced plans to internalize its print/mail operations in early 2007 as a result of its merger with a company with in-house capabilities.  This is expected to impact revenue and operating income in 2007.

CUSTOMER MANAGEMENT SEGMENT (SOLD ON JULY 1, 2005)

Income from operations

DST sold the Innovis Entities on July 1, 2005.  In conjunction with the closing of this transaction, DST incurred approximately $6.9 million of compensation related costs associated with the accelerated vesting of restricted stock previously granted to employees of the Innovis Entities.  For the nine months ended September 30, 2005, income from operations was $10.7 million and was impacted by the $6.9 million compensation charge incurred during third quarter 2005.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues were $16.5 million and $47.5 million, respectively, for the three and nine months ended September 30, 2006, an increase of $0.2 million or 1.2% and a decrease of $4.4 million or 8.5%, as compared to the respective periods in 2005.  The increase for the three months ended September 30, 2006 is attributed to higher rental activities and the decrease for the nine months ended September 30, 2006 was primarily attributable to lower rent revenue as a result of the sale of an office building in the third quarter 2005.

Costs and expenses

Investments and Other Segment costs and expenses increased $22.6 million and $26.3 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, primarily from the sale of an office building and other fixed assets which resulted in a pretax gain of $22.9 million and $26.0 million during the three and nine months ended September 30, 2005, respectively.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $2.5 million and $5.0 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The decreases over the respective periods in 2005 were primarily attributable to an impairment charge on certain real estate assets recorded in third quarter 2005 and lower depreciation resulting from the sale of an office building and other fixed assets during 2005.

Income from operations

Investments and Other Segment income from operations totaled $3.3 million and $8.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $23.2 million and $34.4 million for the three and nine months ended September 30, 2005, respectively.  The decreases were primarily attributable to the sale of an office building in third quarter 2005 as previously discussed.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30,	December 31,
	2006	2005

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	64.4	63.2
IRA mutual fund accounts	23.2	22.6
Other retirement accounts	4.1	3.8
TRAC mutual fund accounts	6.1	6.4
Section 529 and Educational IRA’s	6.9	6.2
	104.7	102.2

International
United Kingdom (1)	5.6	5.2
Canada (2)	7.0	6.8

TRAC participants (millions)	4.3	4.3
Automated Work Distributor workstations (thousands)	113.2	107.2
DST Health Solutions covered lives (millions)	16.2	16.3

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Output Solutions Operating Data
Images produced (millions)	4,061	2,958	11,358	8,380
Items mailed (millions)	637	531	1,922	1,552

(1)             Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)             Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity is cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2006 and 2005 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.  DST received a $254.8 million distribution from Asurion in July 2006, of which $6.3 million has been classified as an operating cash flow and $248.5 million has been classified as an investing cash flow.  The bifurcated distribution amounts will be finalized during fourth quarter 2006 using equity in earnings of Asurion for the year ending December 31, 2006.

Operating Activities

The Company’s cash flow from operating activities totaled $292.3 million and $179.8 million for the nine months ended September 30, 2006 and 2005, respectively.  Operating cash flows resulted principally from net income of $191.9 million less net non-cash additions included in net income, including the $52.8 million gain associated with the merger of lock/line with Asurion, depreciation and amortization expense of $89.6 million and interest expense associated with the amortization of debt issuance costs of $13.0 million (primarily related to the Company’s senior convertible debentures).  The Company also received $31.5 million of distributions from unconsolidated affiliates during the nine months ended September 30, 2006.  BFDS accounted for $25.0 million of the total distribution from unconsolidated affiliates and Asurion accounted for $6.3 million.   Significant working capital related adjustments to net income include decreases in accounts receivable of $68.0 million and accounts payable and accrued liabilities of $28.3 million.  The Company had $84.4 million of cash and cash equivalents at September 30, 2006, an increase of $4.2 million from December 31, 2005.

At September 30, 2006, the Company had income taxes payable, net of income tax recoverables, of $133.4 million.  Included in income taxes payable are the Company’s liabilities related to uncertain tax positions.  Approximately $115.1 million is related to tax uncertainties in connection with the Company’s treatment of the Health Solutions exchange transaction as a tax free reorganization under Section 355 of the Internal Revenue Code.  Approximately $21.1 million is related to tax uncertainties in connection with the Company’s treatment of a transaction in the Company’s 2000 income tax return.  The Company currently classifies all tax uncertainties as current liabilities however, management estimates the resolution of these uncertainties could take more than one year.  Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of its tax uncertainties that should be non-current liabilities.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $106.4 million and $93.3 million of mutual fund transfer agency client investments and deposits at September 30, 2006 and December 31, 2005, respectively.

Investing Activities

Cash flows provided by investing activities totaled $184.0 million and $651.1 million for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in cash provided by investing activities was attributable primarily to cash proceeds associated with the sale of EquiServe, the sale of the Innovis Entities and the exchange of CSC common stock, partially offset by proceeds from the Asurion distribution and the sale of investments in 2006.

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities. During the nine months ended September 30, 2006, the Company expended $103.6 million on capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders.  Of this total, approximately $7.8 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  The Output Solutions Segment expenditures were approximately $43.6 million primarily for new printing and inserting technologies that will be used to support new and existing business.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured notes or draws under bank lines of credit, as required.

Investments

The Company made $49.8 million of investments in available-for-sale securities during the nine months ended September 30, 2006, and made $20.1 million of advances to unconsolidated affiliates and other investments during that period.  During the nine months ended September 30, 2006, the Company received $108.6 million from the sale of investments in available-for-sale and other securities, principally from the sale of approximately 1.5 million shares of the Company’s State Street stock during first quarter 2006.  The Company continues to hold 11.3 million shares of State Street and has no current intention to further reduce its holding.

Financing Activities

Cash flows used in financing activities totaled $472.1 million and $746.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $49.1 million and $65.8 million from the issuance of common stock upon the exercise of employee stock options during the nine months ended September 30, 2006 and 2005, respectively.  A significant amount of options were exercised by lock\line employees subsequent to DST’s merger of lock\line with Asurion on January 1, 2006 and many options were also exercised by employees of EquiServe and the Innovis Entities during 2005 following the sale of these businesses.

The Company repurchased approximately 6.5 million shares of DST common stock for $385.9 million or $58.93 per share during the nine months ended September 30, 2006.  Cash proceeds from the Asurion distribution, from the State Street stock sale and from stock option exercises and cash flow from operations were used to repurchase these shares.

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  At September 30, 2006, 4.8 million shares remained under the existing share repurchase authorization.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $18.9 million and $14.6 million during the nine months ended September 30, 2006 and 2005, respectively.

Debt Activity

The Company has used the following primary sources of debt financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing.  Net borrowings from the Company’s line of credit facilities totaled $93.9 million during the nine months ended September 30, 2006.  The Company had $1,290.8 million and $1,404.5 million of debt outstanding at September 30, 2006 and December 31, 2005, respectively.

BFDS Promissory Note

The Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006.  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.  The amount outstanding under this loan agreement was $50.0 million at September 30, 2006.  For the three and nine months ended September 30, 2006, the Company recorded interest expense related to this loan of $0.7 million and $1.1 million, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2006 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 30, 2005.  Actual conversions through September 30, 2006 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  Because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006.  This non-cash charge has been included in interest expense for the nine months ended September 30, 2006.

The right to convert these bonds was not effective during the period April 1, 2006 to September 30, 2006 due to the conversion feature hurdle not being met.  However, as the conversion feature hurdle was met at September 30, 2006, the right to convert these bonds became effective for the period October 1, 2006 through December 31, 2006.  As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, the Company has classified the entire amount of the debentures of $839.9 million as a current liability at September 30, 2006.  DST does not expect significant conversion activity during fourth quarter 2006.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2006, DST purchased $10.7 million of computer equipment with a promissory note.  Principal and interest are payable monthly at a fixed interest rate of approximately 4.5% per year.  The note matures on February 1, 2009.  The note is secured by the equipment.

Significant Transactions

Acquisition of Amisys Synertech, Inc.

On October 2, 2006, DST acquired Amisys Synertech, Inc. (“ASI”) through a merger with a wholly owned subsidiary of DST Health Solutions, Inc.  DST paid approximately $138 million (net of cash acquired) for ASI and the transaction will be accounted for as a purchase.  The purchase price was funded with available cash balances and existing credit facilities.  The final purchase price is subject to a working capital adjustment, as defined in the purchase agreement, which is based on the closing balance sheet of ASI.  During the fourth quarter of 2006, DST will perform a preliminary allocation of purchase price value in excess of the net assets of ASI acquired.

ASI is an enterprise software developer, software applications service provider, and business process outsourcer for the U.S. commercial healthcare industry.  ASI reported revenues of $103.4 million for the year ended December 31, 2005 and $83.3 million for the nine months ended September 30, 2006.  ASI has approximately 1,300 employees located in three principal locations: Harrisburg, Pennsylvania; Rockville, Maryland; and Hyderabad, India.  On a pro-forma basis, the transaction is not expected to have a material impact on DST’s net income or earnings per share for fourth quarter 2006.  The Company intends to report the ASI financial results in the Financial Services segment.

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

lock\line related operating revenues for the three and nine months ended September 30, 2005 and the year ended December 31, 2005 were $43.4 million, $118.1 million and $164.8 million, respectively.  Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion provides services related to warranty management, device protection, data protection and back-up, roadside assistance and enterprise managed mobility solutions for technology firms in the U.S., Canada and Asia.  Asurion had approximately 4,500 employees at September 30, 2006.

Asurion Distribution

DST received a $254.8 million cash distribution from Asurion in July 2006.  The payment was part of a debt-financed distribution made by Asurion to all of its shareholders.  Asurion also made dividend-equivalent bonus payments to its vested stock option holders, and the related compensation expense allocable to DST’s interest in Asurion reduced DST’s equity in earnings by approximately $12.7 million in the third quarter of 2006.  Under the equity method of accounting, the distribution was not treated as book income to DST.  Instead, the carrying value of DST’s investment in Asurion was reduced by the amount of the distribution.

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture is developing approximately 1.1 million square feet of office space to be leased to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its joint venture partner.  At September 30, 2006, the Company and its joint venture partner had each contributed $28.0 million.

The real estate joint venture partners have each committed up to $15.9 million of equity investments in the aggregate in the event of delays in construction or lease commencement.  These commitments have each been secured by $15.9 million in letters of credit that will begin expiring in 2007 through 2008.  The Company is responsible for $15.9 million of the letters of credit at September 30, 2006.  The Company received payments on previously provided advances to the joint venture of $1.9 million during the three months ended September 30, 2006, resulting in net advances of $2.8 million during the nine months ended September 30, 2006.

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

Guarantees

In addition to the guarantees entered into and discussed in Note 10 to the Condensed Consolidated Financial Statements included in this report, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers.  The amount of such obligations is not stated in the agreements.  Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At September 30, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $67.5 million and $267.5 million for the three and nine months ended September 30, 2006, respectively, compared to comprehensive income of $169.3 million and $263.1 million for the three and nine months ended September 30, 2005, respectively.  Comprehensive income consists of net income of $54.7 million and $191.9 million for the three and nine months ended September 30, 2006, respectively, compared to $154.3 million and $373.8 million for the three and nine months ended September 30, 2005, respectively. Other comprehensive income was $12.8 million and $75.6 million for the three and nine months ended September 30, 2006, respectively, compared to other comprehensive income of $15.0 million and other comprehensive loss of $110.7 million for the three and nine months ended September 30, 2005, respectively.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments.  At September 30, 2006, the Company’s available-for-sale securities had unrealized holding losses of $2.2 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at September 30, 2006 are other than temporary.

The Company recognized investment impairments of $0.1 million and $1.0 million for the three and nine months ended September 30, 2006, respectively, compared to $3.1 million for the nine months ended September 30, 2005, which the Company believed were other than temporary.  No impairments were recorded during the three months ended September 30, 2005.  The impairments related to investments held by the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

Recently Issued Accounting Standards

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements” (“SAB 108”).  SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement.  SAB 108 also provides guidance on correcting errors under this dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the bulletin.  The Company will be required to adopt this bulletin in the fourth quarter of 2006.  Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact on the consolidated financial statements.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company will be required to adopt this standard in the first quarter of 2007.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Management is still evaluating the requirements of FIN 48; however, management is aware of at least two items that may impact the Company upon adoption of this standard.  The first item relates to the method of adopting this standard.   FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination.  The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.  This could impact DST if the liability for income tax uncertainties established in connection with the DST Health Solutions exchange transaction requires adjustment under FIN 48.  The second item relates to DST’s balance sheet classification of liabilities relating to income tax uncertainties.   The Company currently

classifies all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of its income tax uncertainties that should be non-current liabilities.

Share Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted.  Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006.  At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $0.8 million.  These stock option awards will be substantially vested at December 31, 2006 and, accordingly, the remaining unvested grant date fair value will be recorded in costs and expenses evenly throughout 2006.  Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest.  In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million.  This amount has been included as a reduction to costs and expenses during the three months ended March 31, 2006.

The Company did not issue any stock option awards during the nine months ended September 30, 2006 or the year ended December 31, 2005.  The impact of amortized compensation expense for the three and nine months ended September 30, 2006 was $6.1 million and $18.4 million, respectively, net of the Company’s accrual for estimated forfeitures.  This amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion.

Earnings Per Share

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.70 and $1.67 (versus reported diluted earnings per share of $0.76 and $1.97) for the three months ended September 30, 2006 and 2005, respectively, and $2.48 and $4.02 (versus reported diluted earnings per share of $2.63 and $4.67) for the nine months ended September 30, 2006 and 2005, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is still evaluating the remaining aspects of this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2006 was approximately $1,140.6 million.  The impact of a 10% change in fair value of these investments would increase or decrease comprehensive income by approximately $69.6 million.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2006, the Company and its joint ventures had approximately $1.5 billion of cash balances maintained in such accounts, of which $1.4 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease net income by approximately $1.8 million.

At September 30, 2006, the Company had approximately $1,290.8 million of debt, of which $426.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At September 30, 2006, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $8.9 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2006, the Company’s international subsidiaries had approximately $171 million in total assets, and these international subsidiaries produced approximately $3.5 million and $6.1 million in net income during the three and nine months ended September 30, 2006, respectively.  The Company estimates that a 10% change in exchange rates would increase or decrease total assets by approximately $17.1 million and increase or decrease net income by approximately $0.6 million.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes during the three and nine months ended September 30, 2006 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	6,689	(1)	$42.00		2,428,800	(2)
Aug 1- Aug 31	1,239,750	(1)	$57.54	1,233,400	7,195,400	(2)
Sep 1 - Sep 30	2,439,146	(1)	$61.09	2,427,800	4,767,600	(2)
Total	3,685,585	(1)		3,661,200	4,767,600	(2)

(1)          For the three months ended September 30, 2006, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 24,385 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs.  Of these shares, 6,689 shares were purchased in July 2006, 6,350 shares were purchased in August 2006 and 11,346 shares were purchased in September 2006.

(2)          On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.  On September 30, 2006, the Company had approximately 4.8 million remaining shares to be purchased under this plan.

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

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)        Exhibits:

10.1                           The Amended and Restated Joint Venture Agreement regarding Boston Financial Data Services, Inc., effective as of October 31, 2006, between the Company and State Street Corporation.  Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.  Redacted portions are indicated with the notation “[***]”.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 9, 2006.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)