Form 10-K
period 2006-12-31
DST SYSTEMS INC
filed 2007-03-01
CIK 714603

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2006: Common Stock, $0.01 par value—$3,461,885,882

Number of shares outstanding of the Registrant’s common stock as of January 31, 2007:

Common Stock, $0.01 par value—65,892,532

Documents incorporated by reference:

Proxy Statement for the annual meeting of stockholders on May 8, 2007 (Part III)

DST Systems, Inc.
2006 Form 10-K Annual Report
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

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company’s Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the Company’s corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance Committee/Nominating Committee and the Compensation Committee of the DST Board of Directors are available on the Company’s Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary’s Office at (816) 435-4636. An individual may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RECENT DEVELOPMENTS IN THE COMPANY’S BUSINESS

The recent business developments of the Company and the Company’s subsidiaries follow.

Asurion Corporation

Merger of lock\line with Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion.

Asurion is a global provider of enhanced services and specialty insurance products primarily to the wireless communication industry. Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. Asurion had approximately 5,300 employees at December 31, 2006. Asurion reported revenues of approximately $1.2 billion during the year ended December 31, 2006.

Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Incremental interest costs from the debt incurred to finance the distribution reduced DST’s equity in earnings of Asurion by approximately $8.4 million during the year ended December 31, 2006 and is expected to negatively impact DST’s equity in earnings of Asurion in the future. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST’s investment in Asurion was reduced by the amount of the dividend.

Stock Repurchase Programs

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. The Company repurchased approximately 7.3 million shares of DST common stock for $434.6 million or approximately $59.53 per share during the year ended December 31, 2006. Cash proceeds from the Asurion dividend, the sale of State Street stock, stock option exercises and cash flows from operations were used to fund the repurchase of these shares. At December 31, 2006, approximately 4.0 million shares remained under the existing share repurchase authorization plan.

Acquisition of Amisys Synertech, Inc.

On October 2, 2006, DST acquired Amisys Synertech, Inc. (“ASI”) through a merger with a wholly-owned subsidiary of DST Health Solutions, Inc. DST paid approximately $136.5 million (net of cash acquired) for ASI and the transaction has been accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. DST is in the process of integrating the DST Health Solutions and ASI operations and will operate these businesses collectively under the name DST Health

Solutions (“DSTHS”). DST believes the expanded DSTHS business will provide broader product offerings to existing and new customers, as well as increase opportunities to leverage DST’s AWD and Output Solutions products.

ASI is an enterprise software developer, software applications service provider and business process outsourcer providing healthcare benefit administration solutions to health plans, insurance companies and benefit administrators. ASI reported revenues of $103.4 million for the year ended December 31, 2005 and $83.3 million for the nine months ended September 30, 2006. ASI has approximately 1,300 employees located in three principal locations: Harrisburg, Pennsylvania; Rockville, Maryland; and Hyderabad, India.

New Mutual Fund Clients

During 2006, the Company received new mutual fund client commitments for approximately 8.1 million new shareholder accounts, based on current account levels. The conversion for approximately 1.1 million of these new shareholder accounts is expected to occur in the first half of 2007. For the remaining 7.0 million new shareholder accounts, the conversion is expected to occur in the third quarter of 2007.

Output Solutions Proprietary Printing and Inserting Technology

The Company made a commitment to implement new proprietary printing and inserting technology for its U.S. based Output Solutions (“Output”) operations. In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment to replace equipment that was previously leased. This shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods. The 2006 financial results of Output Solutions also reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis. The nature of these contracts are long term relationships with lower unit pricing anticipating the implementation of Output’s investments in the new printing and proprietary inserting and mailing technology. The pricing of the contracts has become effective; however the new technologies are being phased in over time.

NARRATIVE DESCRIPTION OF BUSINESS

The Company’s business units offer sophisticated information processing and software services and products. At December 31, 2006, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of DST Innovis, Inc. and DST Interactive, Inc. (the “Innovis Entities”). The Innovis Entities were sold on July 1, 2005 to Amdocs. Detailed segment financial information, including revenues from external customers and a measure of profit or loss for each of the last three fiscal years, appears in Note 15 to the consolidated financial statements which are included in Item 8 of this annual report on Form 10-K.

A summary of each of the Company’s segments follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, banks, brokers, financial planners, healthcare payers, third party administrators, medical practice groups and healthcare providers. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; record-keeping systems to support “managed account” investment products; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to healthcare payers, third party administrators and medical practice groups.

As described in Part II, Item 7 “Significant Events” there have been several changes in the composition of the Financial Services Segment during the years ended December 31, 2006 and 2005:

Acquisitions

•       ASI, acquired by a wholly-owned subsidiary of DST Health Solutions, Inc. on October 2, 2006.

•       DST Health Solutions, Inc., acquired from Computer Sciences Corporation through an exchange transaction on April 29, 2005.

DST is in the process of integrating the DST Health Solutions and ASI operations and will operate these businesses collectively under the name DST Health Solutions. DST Health Solutions and ASI are enterprise software developers, software application services providers and business process outsourcers for the U.S. healthcare industry. Using their proprietary software, these companies support healthcare payers, third party administrators and medical practice groups with business process outsourcing services, application service provider solutions, consumer directed healthcare administration solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. DST believes the expanded healthcare processing business will provide broader product offerings to existing and new customers, as well as increase opportunities to leverage DST’s AWD and Output Solutions products.

Merger

•       DST lock\line, Inc. was merged with Asurion Corporation on January 1, 2006. DST received an approximate 37.4% interest in Asurion in exchange for DST lock\line, Inc.

lock\line provided administrative services to telecommunication service providers that offer wireless equipment replacement and equipment maintenance programs to their customers. Asurion is a global provider of enhanced services and specialty insurance products primarily to the wireless communication industry.

Disposition

•       Sale of EquiServe to Computershare Ltd. on June 17, 2005.

Prior to the sale, EquiServe provided securities transfer processing services to corporations.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, India, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions.

The Output Solutions Segment conducts its operations from five production facilities located throughout North America and the U.K. DST Output is among the largest First-Class mailers in the U.S. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment and prior to July 1, 2005, customers of the Company’s Customer Management Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Customer Management Segment (Sold on July 1, 2005)

The Company sold the Customer Management Segment, consisting essentially of the Innovis Entities, on July 1, 2005. Prior to the sale, the Company’s Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and IP telephony, Internet and utility markets. The Customer Management Segment’s revenues were primarily based on the number of subscribers, the end-users of the services offered by the Customer Management Segment’s clients, the number of bills mailed and/or the number of images produced. Agreements with clients were typically multi-year contracts subject to periodic renewals and inflation-based fee adjustments. Certain of the Customer Management Segment’s customers license the customer management software under term license agreements. The Customer Management segment had operating revenues of $96.6 million and $188.3 million during the period January 1, 2005 through June 30, 2005, and during the year ended December 31, 2004, respectively. The Customer Management segment had total revenues (operating revenues plus out-of-pocket reimbursements (“OOP”)) of $123.0 million and $241.8 million during the period January 1, 2005 through June 30, 2005, and during the year ended December 31, 2004, respectively.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2006, including approximately 11.3 million shares of State Street Corporation, 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $762.7 million, $207.8 million and $56.0 million respectively, based on closing exchange values at December 31, 2006. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

Source of Revenue

The Company’s sources of revenue are presented below. The sources listed may be served by more than one of the Company’s business segments.

	Year Ended December 31,
	2006		2005		2004
	(dollars in millions)
U. S. operating revenues
Mutual fund / investment management	$738.3	47.4%	$697.7	40.0%	$675.5	39.1%
Other financial services(2)	133.2	8.6%	256.5	14.7%	358.4	20.6%
Healthcare related services(4)	146.1	9.4%	81.0	4.6%	8.6	0.5%
Video/broadband/satellite TV(3)	61.7	4.0%	127.1	7.3%	202.0	11.7%
Telecommunications and utilities(5)	157.7	10.1%	290.1	16.6%	216.9	12.5%
Other	112.9	7.2%	91.7	5.3%	64.7	3.7%
Total U.S. operating revenues	1,349.9	86.7%	1,544.1	88.5%	1,526.1	88.1%
International operating revenues
Investment management and other financial services	153.9	9.9%	177.7	10.2%	174.1	10.1%
Video/broadband/satellite TV(3)			4.9	0.3%	12.0	0.7%
Telecommunications and utilities	37.8	2.4%	8.3	0.5%	5.5	0.3%
Other	14.6	0.9%	9.6	0.5%	14.3	0.8%
Total international operating revenues	206.3	13.2%	200.5	11.5%	205.9	11.9%
Total operating revenues	1,556.2	100.0%	1,744.6	100.0%	1,732.0	100.0%
Out-of-pocket reimbursements(1)	679.6		770.5		696.6
Total revenues	$2,235.8		$2,515.1		$2,428.6

(1)          Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(2)          Includes $99.9 million and $233.8 million of operating revenues from EquiServe, Inc. for the period January 1, 2005 through June 17, 2005 and the year ended December 31, 2004, respectively, which was sold on June 17, 2005.

(3)          Includes $93.9 million and $183.0 million of operating revenues from the Innovis Entities for the period January 1, 2005 through July 1, 2005 and the year ended December 31, 2004, respectively, which was sold on July 1, 2005.

(4)          Includes $22.9 million of operating revenues from ASI for the period October 2, 2006 through December 31, 2006 and $88.5 million and $63.6 million of operating revenues from Health Solutions for the year ended December 31, 2006 and the period April 29, 2005 through December 31, 2005, respectively.

(5)          Includes $164.8 million and $110.5 million of operating revenues from lock\line for the years ended December 31, 2005 and 2004, respectively, which was merged with Asurion on January 1, 2006.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: mutual fund shareowner processing, business process management, healthcare claim transaction processing solutions and services, and investment management software and services.

The Financial Services Segment included EquiServe, a wholly-owned subsidiary of the Company, until June 17, 2005, at which time EquiServe was sold to Computershare. Prior to the sale, EquiServe was one of the nation’s largest corporate shareholder service providers, maintaining and servicing the records of 18 million registered shareholder accounts for more than 1,200 publicly traded companies and closed-end funds. This transaction is described in detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2006	2005	2004
Revenues (in millions)
U.S. operating revenues(4)(6)(7)(8)
Mutual fund/investment management	$638.8	$599.8	$572.0
Other financial services	58.3	177.9	300.8
Healthcare related services	129.1	70.0	1.9
Telecommunications and utilities	0.5	153.6	98.2
Other	53.2	40.1	30.2
	879.9	1,041.4	1,003.1
International operating revenues
Investment management and other financial services	123.0	137.2	135.2
Telecommunications and utilities	6.0	2.5
Other	2.3	2.6	3.5
	131.3	142.3	138.7
Total operating revenues	1,011.2	1,183.7	1,141.8
Out-of-pocket reimbursements(1)	60.8	167.4	153.6
Total revenues	$1,072.0	$1,351.1	$1,295.4
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	65.3	63.2	55.9
IRA mutual fund accounts	23.3	22.6	21.7
Other retirement accounts	4.2	3.8	3.3
TRAC mutual fund accounts	6.1	6.4	6.3
Section 529 and Educational IRA’s	6.9	6.2	5.0
	105.8	102.2	92.2
International
United Kingdom(2)	5.6	5.2	5.3
Canada(3)	7.1	6.8	6.2
TRAC participants (millions)	4.5	4.3	3.9
Automated Work Distributor workstations (thousands)	120.8	107.2	96.4
DST Health Solutions covered lives (millions)(7)(8)	25.3	16.3
Pharmacy claims processed by Argus (millions)(5)	525.8	232.2	205.0
Asurion (2006) and lock\line (2005 and 2004) supported consumers (millions)(6)	58.8	27.2	25.3

(1)          Principally rebillable postage and telecommunication expenditures and print mail services, which are reimbursed by customers.

(2)          Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(3)          Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

(4)          On June 17, 2005, the Company sold EquiServe, Inc. to Computershare. EquiServe performed the majority of the Company’s security transfer processing services. Includes $99.9 million and $233.8 million of operating revenues from EquiServe, Inc. for the period January 1, 2005 through June 17, 2005 and the year ended December 31, 2004, respectively.

(5)          Processed by Argus Health Systems, Inc., an unconsolidated affiliate of the Company.

(6)          On January 1, 2006, lock\line was merged with Asurion, and DST received a 37.4% ownership interest in Asurion. Includes $164.8 million and $110.5 million of operating revenues from lock\line for the years ended December 31, 2005 and 2004, respectively.

(7)          Health Solutions became a DST subsidiary on April 29, 2005. Includes $63.6 million of operating revenues from Health Solutions for the period April 29, 2005 through December 31, 2005.

(8)          DST acquired ASI on October 2, 2006. Includes $22.9 million of operating revenues from ASI for the period October 2, 2006 through December 31, 2006.

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

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes equity, fixed income, money market, load, no-load and multi-class funds. TA2000 also performs many specialized tasks, such as asset allocation and wrap fee calculations. At December 31, 2006, the Company provided shareowner accounting processing services for approximately 105.8 million U.S. mutual fund shareowner accounts. During 2006, the Company received new mutual fund client commitments for approximately 8.1 million new shareholder accounts, based on current account levels. The conversion for approximately 1.1 million of these new shareholder accounts is expected to occur in the first half of 2007. For the remaining 7.0 million new shareholder accounts, the conversion is expected to occur in the third quarter of 2007.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. “Full” service processing includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering telephone inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances maintained in Company transfer agency bank accounts into high credit-quality money market funds. “Remote” or “ASP” (Application Service Provider) service processing is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company’s data processing facilities using the Company’s telecommunications network. “Shared” service processing allows clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the implementation of AWD, which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel processing the transaction and/or handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company’s proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account and number of funds for system processing services and on a per account, number of funds and transaction basis for clerical services. The Company’s policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in the Company’s full service, transfer agency bank accounts.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts (“IRAs”) and Educational Savings Plans, which include both Section 529 and Coverdell plans.

The Company’s TRAC component of TA2000 provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts and other investment products. TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and the underlying mutual fund shareowner accounting. The Company offers TRAC on a full-service and remote (ASP) basis. The Company believes that the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) mutual funds, because of their features, are popular selections for investment by such plans, and (iii) retirement plan participants normally elect to use multiple mutual fund investment accounts. Revenues from these services are based generally on the number of participants in the defined contribution plans, as well as per account fees for related mutual fund accounts processed on TA2000.

At December 31, 2006, TA2000 serviced 23.3 million IRAs invested in mutual funds and 4.2 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). TA2000 also supported the processing of 6.9 million educational savings accounts, of which 6.1 million are Section 529 plan accounts. In addition, TRAC provided recordkeeping for 4.5 million retirement plan participants with 6.1 million related TA2000 mutual fund accounts at December 31, 2006.

Subaccounting

Subaccounting services are offered on a remote (ASP) and shared service basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the firm’s registered representatives. The subaccounting platform is designed to meet the complex reconciliation and system interfaces required by broker/dealers who need this capability. Revenues are based generally on a per account basis.

Products Supporting Mutual Fund Distribution and Marketing

The Company offers products to meet the expanding service requirements, distribution channels and regulatory requirements affecting the mutual fund market.

The Company is the largest processor of the mutual fund industry’s volume on Fund/Serv and Networking, two systems developed for mutual fund distribution by the National Securities Clearing Corporation, a subsidiary of The Depository Trust & Clearing Corporation. The Company has also developed the Financial Access Network (“FAN”), the technological infrastructure that facilitates mutual fund sales and distribution via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client’s Web site to TA2000, (ii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken and Microsoft Money for Windows Online Investment Center, (iii) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (iv) Vision, which enables broker/dealers and financial advisors to view their customers’ mutual fund and variable annuity positions, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions, positions, or account inquiries processed.

Boston Financial Data Services, Inc. (“BFDS”)

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company’s services and products. BFDS combines use of the Company’s proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to approximately 123 U.S. mutual fund companies. BFDS also offers class action administration services, teleservicing (for its current mutual fund clients and typically billed as a separate fee) and full-service support for defined contribution plans using the Company’s TRAC system. BFDS is the Financial Services Segment’s largest customer, accounting for approximately 12.3% of the Segment’s operating revenues in 2006.

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

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through three joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. (“IFDS U.K.”)

IFDS U.K. offers full and remote service processing for Open Ended Investment Companies (“OEIC”) and unit trusts and related products serving 5.6 million unitholder and OEIC accounts at December 31, 2006. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis. IFDS U.K.’s policy is not to license FAST.

International Financial Data Services, Canada (“IFDS Canada”)

IFDS Canada has developed iFAST, a proprietary mutual fund recordkeeping system. IFDS Canada provides full-service and remote processing to the Canadian mutual fund industry using iFAST and full-service and remote-service processing for U.S. offshore mutual funds using TA2000 and iFAST. Revenues are derived from providing remote and full service mutual fund shareowner processing services based upon the number of shareowner accounts and transactions. IFDS Canada also receives time and material fees for client-specific enhancements and support to remote processing based upon the number of billable hours.

International Financial Data Services, Luxembourg (“IFDS Luxembourg”)

IFDS Luxembourg provides mutual fund systems and services to the Luxembourg and continental European market. Revenues are derived from shareowner accounting services based generally on the number of accounts, number of transactions and number of unit trusts processed.

Investment Management Products

DST International Group Services Limited (“DST International” or “DSTi”), a wholly-owned U.K. company, provides proprietary software and services in the following areas:

•       Investment Management Solutions

•       Business Process Management (BPM)

•       Billing Solutions

DSTi services over 600 clients in 55 countries from offices in Australia, Canada, China, France, Hong Kong, Indonesia, New Zealand, Singapore, South Africa, Thailand, the U.K. and the U.S.

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

Business Process Management through AWD

Automated Work Distributor (“AWD”) is an enterprise-scale software system than enables companies to improve operating efficiency and customer satisfaction. AWD supports the capture of all inbound work at the point of contact (mail, telephone calls, Internet, e-mail, faxes, etc.), then identifies the steps that need to be followed to complete that item and its relative priority compared to other work that has been received.  The system then delivers the piece of work, based on priority, to the resource most qualified to complete the current processing step. AWD’s sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for ensuring compliance with internal and external regulations. By enforcing standard business processes independent of the origin of a request, the system ensures that every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.

AWD’s automation components allow customers to remove associates from tasks in which human interaction is not required, resulting in increased productivity. In addition, AWD’s application integration components allow customers to seamlessly link business processes that cross multiple application systems. AWD also enables customers with multiple service centers to seamlessly move work between locations, minimizing geography as a barrier to productivity gains. The AWD product suite also includes imaging and content management, an event-based reporting and activity monitoring subsystem, a contact center desktop with proactive call scripting, intelligent character recognition and support for e-mail and Web-based customer service.

Initially introduced to enhance the Company’s mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD’s services oriented architecture (SOA) operates on Sun Solaris, Microsoft Windows and IBM platforms utilizing Windows and browser-based desktops. The Company’s best practice templates allow customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company’s integration toolkit, catalog of adapters and support for J2EE application servers allow AWD to easily interface with customers’ existing application systems and operating environments. Classified as a “business process management (BPM)” solution by technology industry analysts, AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, healthcare providers and payers, property and casualty insurance, banking, mortgage, brokerage and video/broadband/telephony. AWD customers are located in over nineteen countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, Hong Kong, mainland China, Taiwan and Japan.

The Company’s value proposition combines the AWD system with hosting services and business process outsourcing for AWD clients. Customers can access AWD at the AWD Data Center using DST’s telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to AWD customers.

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

Healthcare Transaction Processing Solutions

DST Health Solutions, Inc., with principal operations based in Birmingham, Alabama, became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation (“CSC”), former parent of the Health Solutions business, whereby DST exchanged its investment in CSC common stock for the Health Solutions business. DST Health Solutions, Inc. acquired Amisys Synertech, Inc. (“ASI”) on October 2, 2006. ASI’s principal operations are based in Harrisburg, Pennsylvania, but ASI also has international operations in Hyderabad, India. ASI is a large provider of healthcare benefit administration solutions supporting health plans, insurance companies and benefit administrators.  DST is in the process of integrating the DST Health Solutions and ASI operations and will market these businesses collectively under the name DST Health Solutions (“DSTHS”). DST believes the expanded DSTHS business will provide broader product offerings to existing and new customers, as well as increase opportunities to leverage DST’s AWD and Output Solutions products.

DSTHS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. Using its proprietary software, DSTHS supports healthcare payers, third party administrators (“TPAs”) and medical practice groups with business process outsourcing (“BPO”) services, application service provider (“ASP”) solutions, consumer directed healthcare (“CDH”) administration solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. DSTHS provides solutions to the healthcare market with the company’s core health plan administration systems: AMISYS Advance™, PowerSTEPP®, PowerMHS™ and PowerMHC®, each on a licensed, ASP or BPO basis. These enterprise-wide systems help support health plan business operations including claims processing, member and provider management, benefit plan management, and medical management with browser-based graphical user interfaces designed to provide ready access to users in remote locations. The enterprise applications of DSTHS support approximately 385 healthcare clients, representing approximately 25.3 million covered lives, 360 million health plan claims, 30 million physician business transactions and 400,000 CDH members annually. At December 31, 2006, DSTHS provides BPO, ASP and maintenance / support services to clients whose systems process healthcare transactions for approximately 25.3 million covered lives.

Consumerism and the CDH programs collectively represent a significant movement in the employee benefits business. CDH addresses a number of objectives including employer cost management, employee choice and control over their health and benefits, and free market influences in the pricing and costs of healthcare. DSTHS has been a major force behind the very first CDH programs, providing the infrastructure to notable CDH pioneers such as Definity, Lumenos and Pacificare. DSTHS is able to use its proprietary software and services platform to support and facilitate the convergence of health and financial transactions and information for consumers to manage their Flexible Spending Account (FSA), Health Reimbursement Account (HRA) and/or Health Savings Account (HSA) programs. DSTHS has focused this CDH solution as a BPO service offering using its own proprietary systems for infrastructure.

DSTHS derives revenues by using its proprietary software systems to provide services on a BPO, ASP, and turnkey (license) basis. Fees are generally charged based on a per member, per month (“PMPM”) basis for BPO services. DSTHS also derives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DSTHS proprietary software hosted in DST data centers. DSTHS realizes revenue from fixed fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. DSTHS also derives professional service revenues from fees for implementation services, custom programming and data center operations.

In the healthcare payer market, DSTHS competes effectively through increasing its investment in platform-independent, service-oriented component applications that enable clients to accelerate customer acquisition, deliver new, profitable products to market rapidly and cost-effectively, facilitate administration of consumer-directed healthcare, improve enterprise workflow and enhance health payer revenue cycles. These new components can be deployed as part of a core replacement project including the PowerSolutions and Amisys Advance core engines, or as stand-alone applications that extend clients’ existing core systems.

Healthcare Payer Solutions

DSTHS supports healthcare payer clients with diverse lines of business including: indemnity, HMO, PPO, POS, consumer-directed health and government-sponsored initiatives (Medicaid, Medicare Advantage and Part D).

Health Plan Outsourcing Solutions

Health Solutions provides BPO services that include optical character recognition scanning, imaging, data capture, claims processing, plan administration, utilization management, case management and customer service, delivered as discrete, a la carte services or as a comprehensive administrative solution.

PowerQueue AWD®

PowerQueue AWD offers an enterprise-wide Business Process Management solution. Real-time integration to the Health Solutions’ core transaction systems delivers increased operational efficiency through automation and continuous process improvement, thus providing higher quality by allowing clients to focus on business decisions rather than repetitive tasks. Functionality includes claims routing, quality audits, customer service, correspondence processing, and imaging. In addition to client sales, PowerQueue AWD is being implemented in the DST Health Solutions’ BPO operations to achieve greater efficiency, functionality, scalability and higher margins.

Core Transaction Systems

Health Solutions offers the Advance and PowerSolutions family of functional and scalable core health plan administration and claims processing engines, with the flexibility to support a payer’s entire business portfolio on a single technology platform. The PowerSolutions core applications include PowerSTEPP, PowerMHS and PowerMHC.

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

Argus provides claims processing, information services and administrative support to help clients manage pharmacy benefit programs, including Medicare Part D. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, rebate contracting and rebate processing.

Argus’ proprietary claims processing system, the Integrated Pharmacy Network System (“IPNS”), is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can alert dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

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

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, and pharmaceutical rebate contracting and administration, as well as from clinical programs and management reporting for the benefit of their customers.

Medicare Part D is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The benefit began on January 1, 2006. The combination of new clients and the implementation of Medicare Part D resulted in higher claims processed by Argus during 2006.

Asurion Corporation

On January 1, 2006, the Company completed the transaction to merge lock\line into a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee. The merger resulted in DST acquiring a 37.4% ownership interest in Asurion. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry. Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. Asurion provides administrative services to telecommunication service providers that offer wireless equipment replacement and equipment maintenance programs to their customers. Administrative services under these programs include providing enrollment, replacement authorization and fulfillment and financial reporting. Asurion’s handset insurance programs include the following services: customer contact, distribution, risk management, marketing, repair, reverse logistics and field support. Asurion Mobile Applications products allow users the ability to transfer their data (contacts, ringtones, wallpaper, photos, videos, and music) to a new device if they lose, damage or replace their current device. Asurion is North America’s largest provider of wireless-based roadside assistance services and includes, among other services, towing, lockout assistance and tire changes. Asurion also provides administrative services to financial institutions that offer debt protection programs to their customers. Administrative services under these debt protection programs include providing enrollment, collateral fulfillment, debt cancellation/suspension authorization, emergency cash and financial reporting.

During 2006, Asurion acquired Warranty Corporation of America, a full-service provider of innovative warranty, service contract and CRM solutions for the retail, manufacturing, and telecommunications industry, and Lumitrend, an innovator of mobile applications and products including CellBackup (a handset data protection service).

Insurance Programs

Vermont Western Assurance, Inc. (“Vermont Western”), a single parent captive insurance company domiciled in the State of Vermont, is engaged in a variety of insurance programs. Vermont Western provides insurance to the Company and its affiliates under deductible reimbursement insurance programs for workers’ compensation, group health and property coverages. Vermont Western also writes reinsurance coverages for assurance programs that are provided in association with the corporate securities processing services of Computershare Ltd.

In connection with the June 17, 2005 sale of EquiServe to Computershare, Vermont Western entered into an agreement to continue providing lost instrument surety bond coverage for approximately 12 years to Computershare and to other U.S. domiciled Computershare corporate securities processing operations. As a part of Computershare’s corporate securities processing services, Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Bonds may also be issued in-lieu of probate. Typically, the surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company.

In 2005 and 2004, as part of its consumer risk transfer programs, lock\line worked with telecommunications service providers to structure equipment insurance or extended warranty programs that were sold to the customers of the service providers. Typically, that coverage was provided by a commercial insurance company under an arrangement involving lock\line and the service providers. For some of those programs, Vermont Western assumed a portion, or all, of the claim exposure through reinsurance agreements. Concurrent with the merger of lock\line and Asurion on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company.

Vermont Western revenues for the lost instrument surety bond coverage come in the form of reinsurance premiums paid to it by the commercial surety companies that are the primary providers of the coverage. Lost instrument surety bond coverage premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. Premiums are consistent and competitive with industry pricing practices.

Information Processing Facilities and Services

The data processing needs of the Company’s Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center (“Winchester”) is the Company’s primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 20,000 million instructions per second (“MIPS”) and direct access storage devices with an aggregate storage capacity that exceeds 118 trillion bytes. Winchester also contains more than 700 servers with over 400 trillion bytes of storage capacity supporting NT, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company’s products and processing for certain of the Company’s affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The AWD Data Center supports the Company’s AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM iSeries computers, disk-based storage systems, and optical storage systems (over 350 million images), which support more than 18,000 AWD users. In addition to the Company’s full-service mutual fund operations, AWD users include clients in the healthcare, insurance and brokerage industries. The AWD Data Center also houses over 300 servers supporting various Company products and Winchester’s remote tape storage using IBM’s automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company’s Recovery Data Center is essentially equivalent in size to the Winchester Data Center. It houses the latest mainframe technology, including mainframe computers that have the capacity to run over 20,000 MIPS and the capacity to store more than 197 trillion bytes of DASD (direct access storage devices). The Company’s data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at the AWD Data Center and the iSeries processors at Winchester provide contingency plan capabilities for each other’s processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company’s clients. The networks, which serve hundreds of thousands of computer users, have redundant pathing and software, which provides for rerouting of data transmission in the event of carrier circuit failure.

Customer Concentration

The Financial Services Segment’s five largest customers accounted for 33.2% of Segment operating revenues in 2006, including 12.3% from its largest customer.

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

The Company’s mutual fund systems and related services and products are marketed to mutual fund management companies and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group. The Company’s subaccounting product offering is primarily marketed to broker/dealers.

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

The Company markets its AWD product directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, property and casualty insurance companies, banks, mortgage operations, brokerage firms and video/broadband/telephony operators. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. CSC distributes the Company’s AWD product to life, property and casualty insurance companies worldwide.

DST Health Solutions’ services are marketed to health insurance companies, health plans, benefits administrators, banks and other financial service companies, private physician practices and hospital-based physician groups that include emergency departments, anesthesia, pathology, radiology and urgent care. DSTHS provides its services and/or partners with over 20 individual healthplan, debit card, decision support and banking entities. DSTHS maintains a dedicated sales and marketing staff, including client services and technical support teams to target these markets.

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

Asurion markets its programs directly to wireless service providers, residential telephone providers, original equipment manufacturers, banks, credit unions, retailers and insurance companies. Asurion maintains a sales support staff, including client services and technical sales teams, to target these markets.

The insurance programs provided by the Company are internal or are developed and offered as integral parts of other Financial Services Segment products and services. Therefore, there are no separate, external marketing or distribution activities for insurance programs.

Competition

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity, software development, and price. The Company believes there is significant competition in its markets. The Company’s ability to compete effectively is dependent in part on the availability of capital. Some of the Company’s competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company’s shareowner accounting systems compete not only with third party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms’ customers that purchase or sell shares of mutual funds offered by the Company’s clients. Financial institutions or brokerage firms competing with the Company may have an advantage because they can take into consideration the value of their clients’ funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems and subaccounting systems are PFPC, Inc., a unit of PNC Bank, and SunGard Data Systems, Inc.

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

The Company’s AWD products compete with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant AWD competitors are IBM/FileNET, BEA, Pegasystems, Inc., and TIBCO Software, Inc.

In the healthcare payer market, DST Health Solutions competes with solution providers that include Trizetto (MyHealthBank), Perot Systems, Fiserv (Caregain), ConnectYourCare and banks. These competitors’ solutions are primarily based on complete replacement of a payer’s core system, resulting in lengthy, expensive and high-risk projects for clients. DST Health Solutions believes that a component application approach shifts the focus away from core replacement as the client’s only solution, to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core replacement if warranted, or adopt component applications that address only those areas of the business that need to be improved, resulting in protection of the client’s current IT investment and less overall disruption to its business operation.

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

Asurion administers risk transfer programs for wireless carriers, landline telecommunications companies, retailers, banks, insurance companies, and OEMs. Competition comes from in-house services as well as from other third party providers. Significant third party competitors include The Signal, Assurant, and N.E.W. The Company differentiates itself from the competition by providing an integrated suite of services, including administration, fulfillment, and program management, which enables it to provide its clients excellent customer service at what it believes is the lowest possible cost.

The Company’s third party insurance programs, which are offered as integral parts of other products and services, generally experience competition in connection with the overall product or service being offered.

Intellectual Property

The Company holds a U.S. patent, U.S. copyrights, and various trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyright registrations are adequate to protect its original works of authorship. The Company believes that although the patent, trademarks and copyrights related to Financial Services are valuable, the success of Financial Services primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

Agreements

The service agreements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements. The agreements sometimes contain service standards and/or allow clients to terminate for convenience with the payment of a termination fee. The domestic agreements typically obligate the Company to indemnify the client for damages from third party claims arising from the Company’s breach and obligate the client to indemnify the Company for damages from third party claims arising from the Company’s performance of services in accordance with the terms and conditions of the agreement. The agreements typically limit the Company’s aggregate liability for performing the services and allow either party to avoid automatic renewal by notice to the other.

The Company typically licenses on a perpetual basis its optical storage, investment portfolio, business and work process management systems (but not its transfer agency systems) and healthcare processing systems. Customers typically execute ancillary service and maintenance agreements, which must be current for the Company to have any continuing maintenance obligations under the license. Customer use of the Company’s products in certain industries, however, is frequently based on a model under which the customer’s business operations are hosted in a DST data center and the customer accesses the system on a remote basis.

Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Financial Services Segment client agreements have not changed significantly over the last three years.

OUTPUT SOLUTIONS SEGMENT

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions. These capabilities enable Output Solutions to provide services to customers of the Financial Services Segment and to other industries that place a premium on customer communications and require high quality, accurate and timely statement and billing output processing.

The Segment produced more than 2.6 billion items in 2006 from five operation centers strategically located throughout North America and in the U.K. DST Output is among the largest First-Class™ mailers in the

U.S. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

Sources of revenue by major industry served are listed below.

	Year Ended December 31,
Output Solutions Operating Data	2006	2005	2004
Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$100.0	$97.8	$103.5
Other financial services	79.8	86.0	65.5
Healthcare related services.	17.0	11.0	6.7
Video/broadband/satellite TV	61.7	62.2	57.1
Telecommunications and utilities	157.2	136.6	118.7
Other	45.4	43.1	52.7
	461.1	436.7	404.2
International operating revenues
Investment management and other financial services	30.9	40.5	38.9
Telecommunications and utilities	31.8	3.1	0.1
Other	12.1	6.9	10.7
	74.8	50.5	49.7
Total operating revenues	535.9	487.2	453.9
Out-of-pocket reimbursements(1)	619.2	613.6	570.7
Total revenues	$1,155.1	$1,100.8	$1,024.6
Images produced (billions)	15.5	11.6	9.0
Items mailed (billions)	2.6	2.1	1.9

(1)          Principally rebillable postage expenditures, which are reimbursed by customers.

Statement and Billing Services

Statement and bill production services are supported by integrated and automated production environments that rapidly and cost-effectively transform electronic data received from clients into customized statements that can be delivered in print or electronic format in accordance with individual customer preferences. The highly automated production environment maximizes postal savings while minimizing delivery time.

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account-based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. These clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Output Solutions Segment is integrated with and uses processing functions of the Company’s TA2000 system and the Company’s information data processing facilities.

Single source statement and bill production services are provided to the mutual fund, retirement, brokerage, banking, consumer finance, cable and satellite TV/broadband, telecommunications, healthcare, insurance, utilities, rapid delivery and other service industries.

Advanced high-speed, full-color digital printing solutions and targeted messaging and graphics management tools provide clients with additional capabilities to develop marketing campaigns, cross-sell services, and improve customer loyalty.

The Output Solutions Segment’s research and development initiatives resulted in live implementations of a new Digital Press Technology (DPT) printing and inserting platform which was built upon the full-color digital press printing implemented in 2004. The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic forms color printing. The platform enables the client’s corporate logo to be printed in color onto the paper stock simultaneous with customer and other bill/statement data, where previously the client provided preprinted paper stock. Similar technological innovations enable clients to add highlight color or full-color printing throughout the statements or bills. Several clients have been converted to the new platform which will continue to be developed throughout 2007.

The Output Solutions Segment derives revenues from its statement and bill production services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Mail piece tracking software integrated with the U.S. Postal Service® allows clients to predict incoming mail volumes and confirm consumer delivery to improve customer satisfaction.

Advanced statement consolidation capabilities, which combine data from multiple services and funds into a single integrated statement, offer clients potentially significant savings both in paper and mailing costs while creating a marketing tool for companies seeking to establish brand name recognition and sell combined services.

Output’s Customer Portal enables clients to access multiple tools that support their statement and bill production services. These include campaign management, online job auditing, and job and mail tracking, etc. In addition, clients can use near real-time reports and inquiries to monitor production activities including job tracking, postage expense amounts and insert counts throughout the production process.

The Output Solutions Segment offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the client’s software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

Marketing and Personalization Services

Targeted Marketing

The Company’s Campaign Manager offering allows clients to segment their customer databases for targeting variable campaigns through selective inserting, personalized messaging and the targeted use of syndicated content to selected audiences across multiple output media. The offering includes a graphical work-flow management capability that enables clients to create, target, and schedule text graphics that are dynamically placed on the color statements for both print and electronic distribution. This solution facilitates customer acquisition, response rates, nurturing and retention, product cross selling and brand awareness.

Revenue is derived from the number of images, statements and inserts processed.

Direct Marketing

Direct marketing solutions provide highly personalized and targeted mail pieces to clients’ target audiences. Services include database list management, development and programming, print production,

postal processing, advanced laser personalization, inkjet addressing, inserting and other direct marketing production services.

Variable data printing technology allows individual mail pieces to be personalized to drive response rates, increase average order values and boost sales. Solutions allow for monthly short runs to large cross-country campaigns according to the clients’ needs.

Revenue for these services is generally based on number of distributed mail pieces.

Graphic Design Services

The Company’s Communications design services offer expertise and industry knowledge of how recipients are affected by information placement, use of color and white space, charts and graphs and personalized content placement before statements are initially developed. Many clients have the opportunity through statement-based marketing and creative design services to use the print or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to customers.

Revenue for these services is based on billable hours.

Postal Optimization

As one of the largest First-Class mailers in the U.S., the Output Solutions Segment provides a range of postal services for clients to optimize mail efficiencies and streamline postage expenses. These postal processing services include address quality, mail design, presentment and tracking.

A new Output Solutions affiliate, DST Mailing Services, Inc., was formed to focus on managing postage-related services including postal compliance, automated postage payment, postage advance accounts (deposits and escrow accounts) and management of presort vendors and international mail.

Having one Output Solutions entity focused on print and mail processing and one focused on postage management provides advantages to addressing ongoing U.S. Postal Services® initiatives to improve quality and lower costs.

Electronic Solutions

The Segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web, and provides alternative media in the form of encrypted CD/DVD and computer output microfiche (COM). As electronic statements and payment solutions have become more widely expected by consumers and intermediaries, communications service providers, utilities, financial services, healthcare insurers, and other companies continue to implement electronic presentment capabilities. To fulfill this requirement, the Company offers a broad range of electronic solutions designed to meet the needs of electronic statement presentment, payment, and distribution, including secure e-mail push delivery.

The need for customer service retrieval of statements is addressed by the Company’s presentment solutions. These products provide customer service representatives with a searchable, indexed statement image that matches the print or electronic version sent to consumers, which can enable faster customer service calls and improved first-call resolution rates. In addition to variable retention via Web presentment solutions, encrypted CD/DVD, microfilm and microfiche capabilities are also available for longer-term storage and archival.

A number of key alliances have been established with industry leading companies to extend the reach and value of the Output Solutions Segment’s electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is a full-service supplier of fully integrated print and electronic statement and billing output solutions that enables clients to build lasting one-to-one relationships with their customers.

Revenues from electronic statement and payment solutions are generally based on the number of statements processed, loaded, viewed, distributed, and payments processed electronically. These revenues are influenced by both new account acquisitions and consumer adoption rates. Revenue is also derived from the number of images processed to alternative media.

Operation Centers

In the U.S., the Output Solutions Segment manages geographically dispersed operation centers in El Dorado Hills, California, Kansas City, Missouri, and Hartford, Connecticut. The centers offer high volume production roll form and sheet fed production print processes, monochrome to full color, variable data printing and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Services for the Canadian and U.K. marketplaces are provided through facilities in Toronto, Canada and Bristol, England, respectively.

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

The Company is implementing a new Digital Press Technology (DPT) printing and inserting platform for its U.S. based Output Solutions operations. In connection with the implementation of the new platform, Output is purchasing new printing equipment to replace equipment that was previously leased.

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

Customer Concentration

The Output Solutions Segment’s five largest customers accounted for 38.2% of segment operating revenues in 2006, including 11.7% from its largest client.

Customer Diversification

The Output Solutions Segment has a broad and diversified base of clients throughout the U.S., Canada and the U.K. It has a growing penetration in healthcare, as well as strong positions in financial services, communications, rapid delivery, utilities and other sectors where frequent communication through statements, invoices or bills to large customer bases are the norm.

Marketing / Distribution

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to clients of the Financial Services Segment. The Output Solutions Segment maintains a field operations sales staff, including client services, technical support teams and design resources, to target these markets. Key marketing alliances have been established with industry leading companies to extend the reach and value of the Output Solutions Segment’s print and electronic statement and billing output solutions. A five-year non-compete agreement with respect to certain business products was entered into in connection with an exchange transaction with Janus Capital Group on December 1, 2003 whereby DST Output Marketing Services, Inc., currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, was exchanged for DST stock owned by Janus.

Competition

The key competitive factors for the Output Solutions Segment are price, the ability to offer single source print and electronic statement and billing output solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment’s printing operations are located and national competitors. These include: R.R. Donnelly, Inc., Bowne and Co. Inc., FiServ/Personix, Automated Data Processing, Inc., CSG Systems International, Inc., Regulus, Emdeon and Metavante.

Intellectual Property

The Company holds U.S. patents, U.S. copyrights, and various trademarks covering various aspects of the statement and mail processing services and technology provided by the Output Solutions Segment. In addition, the Company is engaged in a continuing effort to patent the new technology it develops for Output Solutions. The duration of each patent term is generally 20 years from its earliest application filing date. A patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyright registrations are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to Output Solutions are valuable, the success of Output Solutions primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company’s systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company’s systems and processes.

Agreements

The Company’s subsidiaries in the Output Solutions Segment typically enter into multi-year agreements with their clients. Separately negotiated written agreements (a) contain service standards, and (b) sometimes allow (i) clients to terminate for convenience with the payment of a termination fee and (ii) termination for breach with liquidated damages to the Company upon its termination for the client’s breach. They typically obligate the Company’s subsidiary to indemnify the client for damages arising from the subsidiary’s breach, limit the subsidiary’s liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Output Solutions Segment client agreements have not changed significantly over the last three years.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature.

Investments

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2006, including approximately 11.3 million shares of State Street, 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $762.7 million, $207.8 million and $56.0 million respectively, based on closing exchange values at December 31, 2006.

Real Estate

In the U.S. and U.K., the Company and its real estate subsidiaries own approximately 1.2 million square feet of office and retail space and 1.4 million square feet of production facilities, which are held primarily for lease to the Company’s other business segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company’s operating segments. The Company’s real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential facility and an underground storage facility. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company’s software development and maintenance efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The Company expended $157.6 million, $189.2 million, and $251.6 million in 2006, 2005 and 2004, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products, of which $22.8 million, $40.0 million, and $61.9 million was capitalized in 2006, 2005 and 2004, respectively. Consolidated development and maintenance efforts declined during 2005 as a result of the sale of the Innovis Entities, which was developing a customer billing solution called Collabrent, and from the sale of EquiServe for which the Company had been developing a corporate stock transfer system called Fairway.

EMPLOYEES

As of December 31, 2006, the Company and its majority owned subsidiaries employed approximately 10,500 employees, including approximately 7,000 in the Financial Services Segment and 3,500 in the Output Solutions Segment. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 11,200 employees, including approximately 2,900 at BFDS, 1,600 at IFDS U.K., 500 at IFDS Canada, 800 at Argus and 5,300 at Asurion. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

We derive our consolidated revenues from the delivery of products and services to clients in the mutual fund, investment management, healthcare, telecommunications and utilities, video/broadband/satellite TV, other financial service (i.e. brokerage, insurance, banking, financial planning and mortgage) and other industries. A decline or lack of growth in demand for our products and services in the any of the industries we serve could adversely affect our business and earnings. Demand for our products and services among companies in those industries could decline for many reasons. Consolidation or limited growth in an industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers’ products and services, adverse conditions in our customers’ markets or adverse economic conditions generally, could decrease demand for our products and services and the number of transactions we process. We cannot always predict the needs of changing industries or whether potential customers will accept our products or services. Concentrating our resources based on trends or events that do not occur as we expected could negatively impact any of our various businesses.

The demand for our products and services could decrease if we do not continually address our and our clients’ technology and capacity requirements.

Our clients use computer technology-based products and services in the complex and rapidly changing markets in which they operate. We must substantially invest in technology and systems to meet customer demand for transaction processing and volume capacities. If we do not meet clients’ technology and capacity demands in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our businesses could be adversely affected.

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

A number of our businesses are subject to U.S. or foreign regulatory oversight, as well as recordkeeping and reporting obligations. Any violation of those obligations or related laws or regulations could expose us or those businesses to costly fines or sanctions or damage our reputation, which could adversely affect our business or financial performance.

Our clients are subject to government regulation which could affect our business.

Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and financial and healthcare privacy regulations. Any violation by our clients of applicable laws and regulations could diminish their business or financial condition and thus their demand for our products and services. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.

We operate internationally and are thus exposed to foreign political, economic and other conditions that could adversely affect our revenues from or support by foreign operations.

Consolidated revenues from our subsidiaries in Canada, Europe and elsewhere outside the U.S. are an important element of our revenues. Inherent risks in our international business activities could decrease our international sales and have a material adverse effect on our overall financial condition, results of operations and cash flow. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation, potential expropriation of assets by foreign governments, the failure to bridge cultural differences, and limited or prohibited access to our foreign operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our international business.

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

Our revenues and profit margins could decrease if clients cancel contracts, fail to renew contracts, renegotiate contracts or use our services at less than anticipated rates.

Client contract terminations, non-renewals, renegotiations or under-utilization of our services could decrease our revenues and profit margins. We derive revenue by selling products and services under long-term contracts. We cannot unilaterally extend the terms of these contracts when they expire. Some of these contracts contain “termination for convenience” clauses, which enable clients to cancel the agreements by providing written notice to us. Any failure to extend these contracts under their current terms, or any early termination of these contracts by customers, could adversely affect our business.

Claims against us, including claims for the lost market value of securities and class action claims, could cause significant liability and damage our reputation and business prospects.

We may be subject to damage claims, including class-action claims, for delays in transaction processing; for calculation errors, errors resulting in disclosure of confidential information, or other processing or operational errors; or for mismanagement of claims or other processes. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation can include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

We are substantially dependent on our intellectual property rights, and a claim for infringement or a requirement to indemnify a client for infringement could adversely affect us.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, results of operations and cash flow. We rely on patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and internal security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else’s intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that such claims relate to our products and services, and seek indemnification from us.

Failure to protect the confidential information of our clients could hurt our business.

We often maintain trade secrets and proprietary information, including sensitive financial and personal health information of our clients’ customers, electronically. A material breach of our security systems and procedures could lead to significant claims for liability, cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us. We maintain systems and procedures to protect against unauthorized access to electronic information and computer viruses, but we cannot guarantee these systems and procedures will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats, and the limits of technology and skills or the prohibitive cost of more advanced security solutions might prevent us from addressing these threats.

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

We own interests in companies under agreements that may inhibit our ability to sell our interests and the other owners may ask us to increase our investment.

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and Argus Health Systems, Inc. Our interests in these companies are subject to buy/sell arrangements which may restrict our ability to sell our interests when we believe it is prudent to do so. These arrangements may also require that we purchase the other owners’ interests to prevent someone else from acquiring them. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

The financial results of our reinsurance subsidiary could be adversely affected if actual loss experience exceeds estimated loss experience.

Our subsidiary, Vermont Western Assurance, Inc., which we refer to as Vermont Western, reinsures a portion of the risk in connection with replacing lost stock certificates for registered shareholders of unrelated companies. Vermont Western utilizes underwriting procedures and actuarial advisors to assess risk and establish reserves against loss. Vermont Western does not control clients’ loss experience. Vermont Western could inaccurately assess risk at any time and actual loss experience could exceed estimates. Vermont Western’s results, if unfavorable, could have a material adverse effect on our financial condition, operating results or cash flow.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover which is not approved by our Board of Directors. The provisions include:

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

A change in control of the Company would trigger various rights and obligations in service agreements with our customers, in agreements governing our joint ventures, and in incentive award and employment agreements with our management. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. A change in control or a termination of employment without “cause” or their resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate certain restricted stock and other awards we have granted to our management employees. This award vesting may decrease an employee’s incentive to continue employment with us. Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

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

Location	Use(1)	Owned/ Leased(2)	Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Leased	501,000
Kansas City, MO	Office Space(5)	Owned	425,000
Kansas City, MO	Data Center(4)	Owned	163,000
Harrisburg, PA	Office Space	Leased	237,000
St. Louis, MO	Data Center	Owned	108,000
Jefferson City, MO	Office Space	Leased	27,000
Birmingham, AL	Office Space	Leased	129,000
Lawrence, KS	Office Space(5)	Owned	49,000
Cohoes, NY	Office Space	Leased	28,000
New York, NY	Office Space	Leased	15,000
Southfield, MI	Office Space	Leased	29,000
Boston, MA	Office Space	Leased	24,000
El Dorado Hills, CA	Office Space(5)	Owned	9,000
Rockville, MD	Office Space	Leased	5,000
London, United Kingdom	Office Space	Owned	47,000
Rochester, United Kingdom	Office Space	Owned	19,000
Melbourne, Australia	Office Space	Leased	21,000
Sydney, Australia	Office Space	Leased	6,000
Bangkok, Thailand	Office Space	Leased	16,000
Hyderabad, India	Office Space	Leased	44,000
Eight other smaller properties	Office Space	Leased	15,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production(5)	Owned	580,000
El Dorado Hills, CA	Office Space	Owned	146,000
Kansas City, MO	Production(5)	Owned	413,000
Kansas City, MO	Office Space(5)	Owned	114,000
Kansas City, MO	Production	Leased	32,000
Hartford, CT	Production(5)	Owned	302,000
Quincy, MA	Office Space	Leased	5,000
Toronto, Canada	Production	Owned	113,000
Ottawa, Canada	Production	Leased	24,000
Bristol, United Kingdom	Production	Leased	53,000
Investments and Other Segment(6)
Kansas City, MO	Office Space	Owned	256,000
Kansas City, MO	Retail(5)	Owned	47,000
Kansas City, MO	Office Space	Leased	98,000
Kansas City, MO	Production	Owned	69,000
El Dorado Hills, CA	Office Space	Owned	124,000

(1)          Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)          Within Kansas City, MO, the Company owns a number of surface parking facilities, a 118 unit apartment building, various developed and undeveloped properties, and an underground storage facility with 470,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA.

In addition to the property listed in the table and discussed above, the Company leases space in Singapore, Johannesburg, South Africa, Hong Kong and Shanghai, China, Paris, France, Frankfurt, Germany, Jakarta, Indonesia and Wellington, New Zealand.

(3)          Includes approximately 2.6 million square feet of property owned or leased by the Company’s real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.0 million square feet in the Financial Services Segment and 1.6 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 66,000 square feet of office space to third parties and the Output Solutions Segment has subleased 95,000 square feet of production space and 94,000 square feet of office space to third parties.

(4)          The Winchester Data Center is mortgaged with indebtedness of $7.1 million as of December 31, 2006.

(5)          Several owned properties are mortgaged with aggregate indebtedness of $15.5 million as of December 31, 2006.

(6)          The Company, through its real estate subsidiaries, leases office, retail and production space to various third party tenants in Kansas City, MO and El Dorado Hills, CA. The amount of square footage leased to third parties in office, retail and production facilities is 341,000, plus the 470,000 in square footage leased to third parties at the underground storage facility.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 8, 2007.

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

Thomas A. McDonnell, age 61, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of Blue Valley Ban Corp, Commerce Bancshares, Inc., Euronet Worldwide, Inc., Garmin Ltd., Kansas City Southern Industries, Inc. and Asurion Corporation.

Thomas A. McCullough, age 64, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, Automated Work Distributor products, information systems, product sales and marketing, and data centers. From September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Thomas R. Abraham, age 55, began serving February 12, 2007, as Chief Executive Officer of DST International, an indirect wholly-owned subsidiary. Immediately prior to commencing this position, Mr. Abraham served Citibank, N.A. from 2001 as Managing Director and Head of Strategic Solutions—Global Transaction Services.

A. Stephan Sabino, age 56, has served as President of DST Health Solutions, Inc., an indirect wholly-owned subsidiary of the Company, since April 29, 2005. Prior to joining the Company, he had been a Vice President of CSC Healthcare, the health plans division of Computer Sciences Corporation.

Steven J. Towle, age 49, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly-owned subsidiary of the Company. Prior to joining DST Output, LLC, he was President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

J. Michael Winn, age 60, is Non-Executive Chairman of DST International, an indirect wholly-owned subsidiary of the Company, and has managed DST International since June 1993. He is planning to retire during 2007.

Jonathan J. Boehm, age 46, joined the Company as a Group Vice President - Mutual Funds Full Service in November 1997. He is responsible for the Company’s full-service mutual fund processing and corporate support and has served since December 2006 as the President of Argus Health Systems, Inc., which is 50% owned by the Company.

Gregg Wm. Givens, age 46, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999. He is a director of Asurion Corporation.

Kenneth V. Hager, age 56, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

Robert L. Tritt, age 51, joined the Company in 1977 and has served as Group Vice President—Mutual Funds Remote since 1989. He is responsible for the Company’s remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 50, joined the Company as a Vice President in January 1995 and has served in the position of Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “DST” on the New York Stock Exchange (“NYSE”). As of February 15, 2007, there were approximately 23,500 beneficial owners of the Company’s common stock.

No cash dividends have been paid since the initial public offering of the Company’s common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company’s June 28, 2005 syndicated credit agreement, the Company is limited, on an annual basis, to making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions in an aggregate amount in any fiscal year not to exceed 10.0% of consolidated net tangible assets. The credit agreement also contains provisions that allow the proceeds from the sale of certain businesses and assets and from the Asurion dividend received in July 2006 to be used to repurchase stock. Certain items under the Company’s 2003 convertible debt offering require that the conversion rate of the debentures be adjusted if the Company does declare a dividend, possibly making the debentures more dilutive upon conversion.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) (“Note 16”), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company’s common stock on the NYSE on December 29, 2006, was $62.63.

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-October 31	380,855	(1)	$62.15	371,500	4,396,100	(2)
November 1-November 30	270,274	(1)	$58.85	210,000	4,186,100	(2)
December 1-December 31	212,522	(1)	$61.89	200,000	3,986,100	(2)

(1)          For the three months ended December 31, 2006, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 82,181 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 9,355 shares were purchased in October, 60,274 shares were purchased in November and 12,552 shares were purchased in December.

(2)          On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. On December 31, 2006, the Company had approximately 4.0 million remaining shares to be purchased under this plan.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph shows the changes in value since December 31, 2001 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies (“Peer Group”)(2). The table following the graph shows the dollar value of those investments as of December 31, 2006. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
DST Systems, Inc. Common Stock Value	$100.00	$71.31	$83.77	$104.55	$120.18	$125.64
S&P 400 MidCap Index Value	100.00	85.49	115.94	135.05	152.00	167.69
Peer Group Value	100.00	72.61	80.68	91.53	92.10	104.42

(1)          Standard & Poor’s Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)          DST selected this peer group based on information on comparable companies for DST’s industry developed by an independent compensation consultant with the input of the CFO. The companies in the Peer Group are Acxiom Corporation, Affiliated Computer Services, Alliance Data Systems Corporation, Automatic Data Processing, Inc., BISYS Group, Inc., Concord EFS, Inc. (included through 2003 as it was acquired in 2004 by First Data Corporation), CSG Systems Int., First Data

Corporation, Fiserv, Inc., NCR Corporation, SEI Investments Co., SunGard Data Systems, Inc. (included through 2004 as it was acquired in 2005 by Solar Capital Corp.), and TeleTech Holdings Inc.

Item 6.                        Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2006 and 2005 and the selected consolidated income statement data for the years ended December 31, 2006, 2005 and 2004 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated income statement data for the years ended December 31, 2003 and 2002 were derived from the Company’s audited consolidated financial statements, not included herein. These selected consolidated financial data should be read in conjunction with and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the Company’s audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except per share amounts)
Operating revenues	$1,556.2	$1,744.6	$1,732.0	$1,724.9	$1,657.9
Out-of-pocket reimbursements(1)	679.6	770.5	696.6	691.4	725.9
Total revenues	2,235.8	2,515.1	2,428.6	2,416.3	2,383.8
Costs and expenses(2)(3)(4)(5)(13)	1,800.6	2,020.6	1,954.4	1,958.4	1,936.7
Depreciation and amortization(2)(13)	129.9	158.1	158.5	150.4	143.8
Income from operations	305.3	336.4	315.7	307.5	303.3
Interest expense(12)	(77.3)	(66.6)	(55.3)	(26.9)	(13.4)
Other income, net(5)(6)(7)(13)	50.0	114.2	56.2	28.1	20.2
Gains on sale of businesses (8)(10)(11)	52.8	274.2		108.9
Equity in earnings of unconsolidated affiliates(4)(9)	47.7	44.8	5.4	12.5	6.5
Income before income taxes	378.5	703.0	322.0	430.1	316.6
Income taxes(5)(10)	105.6	278.4	99.2	109.3	107.6
Net income(2)(3)(4)(5)(6)(7)(8)(9)(10) (11)(12)(13)(14)	$272.9	$424.6	$222.8	$320.8	$209.0
Basic earnings per share	$4.13	$5.65	$2.66	$2.80	$1.74
Diluted earnings per share	$3.78	$5.39	$2.59	$2.77	$1.72
Total assets	$3,119.1	$3,029.5	$3,383.4	$3,198.6	$2,744.2
Total debt	$1,441.2	$1,404.5	$1,482.9	$1,464.7	$438.7
Ratio of earnings to fixed charges(15)	4.8	8.3	5.1	9.3	9.0

(1)          The Company’s significant Out-of-Pocket (“OOP”) expenditures include postage and telecommunication costs which are reimbursed by the customer. OOP expenses are included in costs and expenses.

(2)          Included in 2006 is reduced compensation expense as a result of the effect of the adoption of FAS 123R, Share-Based Payment, related to the initial estimation of forfeitures on restricted stock awards, which resulted in a $1.4 million reduction in costs and expenses. Included in 2006 are severance and related compensation charges of $1.8 million associated with an adjustment of staffing levels, included in Output Solutions costs and expenses. In 2006, the Financial Services Segment recorded compensation expense from accelerated vesting of restricted stock as a result of the lock\line merger with Asurion, in the amount of $1.7 million. Also in 2006, the Financial Services Segment recorded approximately $1.0 million of In-Process Research and Development costs from the October 2, 2006 acquisition, which was included in depreciation and amortization. In 2005, the Customer Management Segment recorded approximately $6.9 million of costs and expenses associated with the accelerated vesting of restricted stock in connection with the sale of the Innovis Entities. In 2005, the Investments and Other Segment recorded negative costs and expenses in the amount of $26.0 million related to gains on the sale of an office building and related assets. In 2005, the Financial Services Segment recorded $11.6 million of depreciation and amortization related to asset impairment charges associated with the Company’s wealth management software products. In 2005, the Investments and Other Segment recorded $2.4 million of depreciation and amortization related to asset impairments on certain real-estate properties. In 2003 and 2002, the Company recorded a charge associated with facility consolidations in its Output Solutions Segment of $2.6 million and $12.0 million, respectively. The $2.6 million charge in 2003 was recorded in costs and expenses. Of the $12.0 million charge recorded in 2002, $10.7 million was recorded in costs and expenses while the remainder was recorded in depreciation and amortization.

(3)          In 2006, the Company recorded $4.8 million of costs and expenses in the Financial Services Segment related to the merger integration expenses incurred in connection with the acquisition of ASI. In 2005, the Company recorded $8.3 million of costs and expenses in the Financial Services Segment related to transaction expenses incurred in connection with the Health Solutions exchange transaction, the EquiServe sale and the lock\line merger. On December 1, 2003, the Company completed a transaction with Janus Capital Corporation whereby the Company received 32.3 million shares of DST common stock from Janus in exchange for all of the stock of a DST subsidiary, OMS, which was part of DST’s Output Solutions Segment. The Company incurred $5.3 million of transaction costs, which are included in the costs and expenses line item.

(4)          In 2003, the Company decided to remove the reload feature from all outstanding stock options. Compensation of $5.1 million was paid in cash and $10.4 million was paid in the form of a promise to issue a fixed number of shares of Company stock in the future. This was recorded as compensation expense in 2003.

(5)          In 2004, the Company contributed 0.5 million CSC shares with a market value of $28.2 million to the Company’s charitable foundation account. This was recorded as contribution expense in 2004. The related gain on the contributed CSC shares was $11.1 million, which is included in the $34.8 million of net gains mentioned in item #7 below. There were tax related benefits of $16.0 million also recognized in relation to the contribution of CSC shares.

(6)          Included in 2006 is a $2.9 million loss due to the decline in value of a non-operating Chapter 11 bankruptcy claim. Also in 2006 is the interest portion of a federal income tax refund of $1.3 million resulting from a settlement with the IRS related to research and experimentation credits claimed by the Company for historical periods from 1988 to 2001, which was required to be reported as interest income. In 2005, a liability in the amount of $3.5 million associated with a significant customer contract which was probable and established when EquiServe was sold, was reversed. In 2002, a reserve of $10.0 million was established upon the acquisition of lock\line for a pre-acquisition litigation contingency. During 2004, the contingency was resolved and the reserve was reversed.

(7)          Other income consists mainly of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2006, 2005, 2004, 2003 and 2002 amounts include $17.4 million, $81.2 million, $34.8 million, $9.3 million and $3.5 million, respectively, of net gains on securities and other investments. Included in net gains is $1.0 million, $4.5 million, $6.8 million, $6.1 million and $10.3 million of investment impairments for 2006, 2005, 2004, 2003 and 2002, respectively. The 2005 other income amount includes $76.3 million associated with the gain on CSC shares from the Health Solutions exchange transaction.

(8)          In connection with the Janus Exchange, the Company recognized a gain of $108.9 million from the Janus Exchange. The Janus Exchange was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code, and the Company has not recognized any income tax expense relating to the transaction.

(9)          Included in 2006 is a reduction in equity in earnings of Asurion resulting from the recognition of $12.7 million from dividend equivalent bonus payments made by Asurion to its vested stock option holders in connection with the debt-financed distribution to all of its shareholders. Also included in 2006 is a litigation reserve established by Asurion, which negatively impacted DST’s equity in earnings of Asurion by approximately $1.7 million. Included in 2005 earnings for BFDS is the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS associated with this related party transaction. The previously deferred gain was recognized when DST sold EquiServe to an unrelated third party. In 2004, the Company recognized an impairment charge of $14.7 million related to the carrying values of an unconsolidated affiliate. Also during 2004, two of the Company’s unconsolidated affiliates recognized investment impairments, of which the Company’s proportional share was $5.3 million. The 2002 equity in earnings of unconsolidated affiliates include lease abandonment charges of $1.8 million for IFDS U.K.

(10) In 2005, the Company sold EquiServe and recorded a gain of $120.4 million. In 2005, the Company sold the Innovis Entities and recorded a gain of $153.8 million. For 2005, the total income tax expense related to these gains on sale of business was $113.1 million. In the fourth quarter of 2005, DST incurred $2.0 million of income tax expense (net of related foreign tax credits) associated with a dividend paid by DST International.

(11) In 2006, the Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006. The income tax expense associated with this gain was approximately $23.1 million.

(12) In 2006, the Company incurred interest expense of $12.7 million resulting from the write-off of the Company’s convertible debenture debt issuance costs.

(13) In 2006, the Company received a settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001, resulting in reduced depreciation expense of $2.6 million, reduced costs and expenses of $4.3 million and increased other non-operating income of $0.9 million, all with the Financial Services Segment.

(14) In 2006, the Company received income tax benefits of $15.7 million from the estimated portion of the Asurion distribution that qualifies for the dividends received deduction for DST and $11.0 million related to the federal and state historic preservation tax credits for a completed real estate project. Excluding these benefits, income tax expense includes a $9.5 million benefit associated with the 2006 amounts described in (2), (3), (6), (7), (9), (12) and (13) above.

(15) For purposes of calculating the ratio of earnings to fixed charges, earnings consists of pretax income less equity in earnings (losses) of unconsolidated affiliates, plus distributed earnings of unconsolidated affiliates, plus consolidated fixed charges, plus amortization of capitalized interest, less capitalized interest. Fixed charges include gross interest expense, amortization of deferred financing expenses and an amount equivalent to interest included in rental charges. The Company has assumed that one-third of rental expense is representative of the interest factor.

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

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), telecommunications industry, the healthcare industry and other service industries. At December 31, 2006, the Company’s business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband/cable/satellite TV industry. The Innovis Entities were sold on July 1, 2005 to Amdocs.

The Financial Services Segment’s revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company’s proprietary software applications being processed at the Company’s data centers. The Financial Services Segment’s revenues are generally based on the number of accounts/subscribers/members or transactions processed. The Company’s mutual fund revenues are dependent upon the number of accounts or transactions processed. The Financial Services Segment’s healthcare revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. The Company also derives revenues from asset balances invested and investment earnings related to customer cash balances maintained in Company bank accounts. The Company receives reinsurance premiums for insurance programs that are provided in association with Computershare’s corporate securities processing services and the Company’s healthcare and property insurance policies. The Company also licenses its work management software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not material. The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company’s AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, IFDS U.K., IFDS Canada, Asurion and Argus.

The Output Solutions Segment’s revenues are derived from presentation and delivery (either printed or electronic) and archival of customer documents, and are based upon the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

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

Significant Events

Asurion Corporation

Merger of lock\line with Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording its proportionate share of Asurion’s net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s 2006 consolidated statement of income. The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain will be amortized primarily over a 15-year life, while the residual will be deferred indefinitely. For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million. As a result, the Company allocated approximately $44.6 million of the excess purchase price to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15-year life. The remaining excess purchase price has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests. For the year ended December 31, 2006, the deferred gain amortization increased equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles reduced equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line. Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $260 million, of which Asurion has allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15-year life. The residual has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests. In addition to lock\line, Asurion acquired two additional businesses in 2006 which resulted in additional intangible assets that will be amortized. For the year ended December 31, 2006, the after-tax impact of Asurion amortizing the identifiable intangibles (lock\line and other acquisitions) was approximately $7.3 million, of which DST’s 37.4% pro-rata portion resulted in an approximate $2.7 million reduction in equity in earnings of Asurion due to the amortization.

Asurion is a global provider of enhanced services and specialty insurance products primarily to the wireless communications industry. Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. Asurion had approximately 5,300 employees at December 31, 2006. Asurion reported revenues of approximately $1.2 billion during the year ended December 31, 2006.

lock\line related operating revenues for the years ended December 31, 2005 and 2004, included in the Company’s consolidated statement of income, were $164.8 million and $110.5 million, respectively. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation.

Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Asurion also made bonus payments to its vested stock option holders equivalent to their proportionate interest in the dividend, and the related compensation expense allocable to DST’s interest in Asurion reduced DST’s equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. In addition, incremental interest costs from the debt incurred to finance the distribution reduced DST’s equity in earnings of Asurion by approximately $8.4 million during the year ended December 31, 2006 and is expected to negatively impact DST’s equity in earnings of Asurion in the future. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST’s investment in Asurion was reduced by the amount of the dividend.

For income tax purposes, the dividend exceeded Asurion’s current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualifies for the 80% dividends received deduction and, as a consequence, that portion will be taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST’s estimated annual effective tax rate. The amount in excess of Asurion’s current and accumulated earnings and profits reduces DST’s tax basis in Asurion and the amount in excess of basis is reported as gain from the sale of a capital asset. Asurion has completed a preliminary analysis of its current and accumulated earnings and profits as of December 31, 2006 and for the year then ended. A complete analysis will not be available until Asurion files its 2006 federal income tax return. DST has recorded the income tax consequences of the dividend based on the preliminary Asurion analysis. On that basis, the estimated portion qualifying for the dividends received deduction reduced DST’s effective annual tax rate for the year ended December 31, 2006 by approximately $15.7 million, yielding an equivalent net income benefit for the year ended December 31, 2006.

Stock Repurchase Programs

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. The Company repurchased approximately 7.3 million shares of DST common stock for $434.6 million or approximately $59.53 per share during the year ended December 31, 2006. Cash proceeds from the Asurion dividend, the sale of State Street stock, stock option exercises and cash flow from operations were used to fund the repurchase of these shares. At December 31, 2006, approximately 4.0 million shares remained under the existing share repurchase authorization plan.

Acquisition of Amisys Synertech, Inc.

On October 2, 2006, DST acquired Amisys Synertech, Inc. (“ASI”) through a merger with a wholly-owned subsidiary of DST Health Solutions, Inc. DST paid approximately $136.5 million (net of cash acquired) for ASI and the transaction has been accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The Company has not yet finalized its accounting for the acquired assets of ASI; when finalized, it is possible that that the amounts appearing in the table below will be adjusted. From October 2, 2006 through December 31, 2006, amortization of ASI’s proprietary software and identifiable intangible assets (customer relationships and In Process Research and Development) resulted in approximately $2.8 million of amortization expense. Amortization expense related to these intangible assets and proprietary software is estimated to approximate $7.1 million for each of the years ending December 31, 2007, 2008, 2009 and 2010 and $5.8 million during 2011.

ASI is an enterprise software developer, software applications service provider and business process outsourcer providing healthcare benefit administration solutions to health plans, insurance companies and benefit administrators. ASI reported revenues of $103.4 million for the year ended December 31, 2005 and $83.3 million for the nine months ended September 30, 2006. ASI has approximately 1,300 employees located in three principal locations: Harrisburg, Pennsylvania; Rockville, Maryland; and Hyderabad, India. The Company has reported the ASI financial results in the Financial Services segment. DST is in the process of integrating the DST Health Solutions and ASI operations and will operate these businesses collectively under the name DST Health Solutions. DST believes the expanded DSTHS business will provide broader product offerings to existing and new customers, as well as increase opportunities to leverage DST’s AWD and Output Solutions products.

The following table summarizes the preliminary allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Cash	$6.3
Other current assets	19.1
Properties, including proprietary software of $26.2 million	38.6
Intangible assets	25.6
Goodwill	88.6
Deferred taxes	17.5
Other non-current assets	4.9
Total assets	200.6
Current portion of long-term debt	3.5
Current liabilities	24.1
Long-term debt	28.6
Non-current liabilities	1.6
Total liabilities	57.8
Net assets acquired	$142.8

New Mutual Fund Clients

During 2006, the Company received new mutual fund client commitments for approximately 8.1 million new shareholder accounts, based on current account levels. The conversion for approximately 1.1 million of these new shareholder accounts is expected to occur in the first half of 2007. For the remaining 7.0 million new shareholder accounts, the conversion is expected to occur in the third quarter of 2007.

Output Proprietary Printing and Inserting Technology

The Company made a commitment to implement new proprietary printing and inserting technology for its U.S. based Output Solutions (“Output”) operations. In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment to replace equipment that was previously leased. This shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods. The 2006 financial results of Output Solutions also reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis. The nature of these contracts are long term relationships with lower unit pricing anticipating the implementation of Output’s investments in the new printing and proprietary inserting and mailing technology. The pricing of the contracts has become effective; however the new technologies are being phased in over time. In addition, an Output Solutions customer, representing operating revenues of approximately $20.3 million, $20.9 million and $18.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, has announced plans to internalize its print/mail operations in early 2007 as a result of its merger with a company with in-house capabilities. This is expected to negatively impact revenue and operating income in 2007.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of the Innovis Entities, wholly-owned subsidiaries of DST, to Amdocs. The Company received $234.3 million of cash proceeds from Amdocs and recognized a pretax gain of $153.8 million which is included in Gains on sale of businesses in the consolidated statement of income. The Innovis Entities comprised the Company’s Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represented the Company’s entire Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale and $183.0 million for the year ended December 31, 2004, respectively. In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.

As part of the transaction, DST’s subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs. DST Output will be a preferred vendor of such services for customers of Amdocs in the United States. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million and $50.6 million for the period January 1, 2005 through July 1, 2005 and for the year ended December 31, 2004, respectively.  Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD. Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs. Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction does not qualify to be reported as a discontinued operation.

Debt Refinancing

On June 28, 2005, the Company entered into a syndicated credit agreement to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650 million and was comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The June 28, 2005 credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The maturity date for the credit facility is July 1, 2010.

Sale of EquiServe

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, to Computershare in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements a portion of the purchase price has been deferred. In addition, the Company provided a perpetual sourcecode license for its Fairway software to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, the Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the sale of the EquiServe business. At the time of the sale, EquiServe employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. EquiServe recorded operating revenues of $233.8 during the year ended December 31, 2004. Due to the ongoing cash flows that will be recorded by the Company related to EquiServe for Output Solutions, data center and AWD services, the Company has determined that the transaction does not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other income, net during the quarter ended December 31, 2005.

DST Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment in 7.1 million shares of CSC common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “DSTHS”). DST Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The exchange value of the CSC shares at closing was $45.53 per share and DST Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the DST Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the DST Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06 per share (representing the exchange value of the DST Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in Other Income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The DST Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration. The Company has determined that the DST Health Solutions financial results should be presented in the Financial Services business segment.

The Company has performed an allocation of purchase price value in excess of the net assets of the DST Health Solutions business. The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6
Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8
Net assets acquired	$319.3

Restricted Stock Grants

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants in the DST Systems, Inc. 1995 Stock Option and Performance Award Plan. For certain senior executive officers, the restricted shares were also subject to an earnings per share goal that was required to be met as an additional condition to the lapse of restrictions on January 31, 2010. The earnings per share goal was achieved in 2005. Subject to early lapsing and forfeiture provisions, the restrictions on the shares granted to all other officers and participants lapse on November 10, 2009. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions and for special employee recognition purposes. The restrictions on shares granted after November 2004 also lapse on November 10, 2009. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company dependent on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholder rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2006 and 2005 is 2.5 million and 2.7 million, respectively.

At December 31, 2005, the Company had unearned compensation of $106.8 million. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard. The impact of amortized compensation expense for the years ended December 31, 2006 and 2005 was $25.0 million and $34.6 million, respectively. The 2006 amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $24.7 million for each of the years 2007 and 2008, $21.7 million for 2009 and $0.6 million for 2010. These amortization expense estimates assume that all shares will be vested and all performance criteria will be met.

Real Estate Joint Venture

The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. At December 31, 2006, the Company and its joint venture partner have each committed up to $15.9 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $15.9 million have been secured through letters of credit that will expire beginning in 2007 through 2008. In February 2007, $1.8 million of the letters of credit expired. The Company is responsible for $15.9 million of the letters of credit at December 31, 2006. At December 31, 2006, there were no outstanding borrowings against the letters of credit. The project qualified for federal and state historic preservation tax credits. The project was substantially completed in the fourth quarter of 2006 and resulted in DST recognizing approximately $11.0 million of income tax benefits related to historic preservation tax credits.

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

The Company may have obligations arising out of variable interests in unconsolidated entities. See the FIN 46R discussion included in Note 2 to the consolidated financial statements included in Item 8 of this report.

In addition, the Company has $839.9 million of convertible senior debentures outstanding at December 31, 2006. The debentures are convertible under specified circumstances into shares of the Company’s common stock.

New Accounting Standards

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under this dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the bulletin. The Company adopted this bulletin in the fourth quarter of 2006. The adoption of this standard did not result in a cumulative effect adjustment in the consolidated statement of stockholders’ equity.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the requirements of FIN 48; however, management is aware of at least two items that may impact the Company upon adoption of this standard. The first item relates to the method of adopting this standard.  FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings. This could impact DST if the liability for income tax uncertainties established in connection with the DST Health Solutions exchange transaction requires adjustment under FIN 48. The second item relates to DST’s balance sheet classification of liabilities relating to income tax uncertainties.  The Company currently classifies all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of non-current tax uncertainties.

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

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted.  Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006.  At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $0.8 million.  These stock option awards were substantially vested at December 31, 2006.  Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest.  In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million.  This amount has been included as a reduction to costs and expenses during the year ended December 31, 2006.

The Company did not issue any stock option awards during the years ended December 31, 2006 and 2005.  Share based compensation expense for the years ended December 31, 2006, 2005 and 2004 was $25.0 million, $34.6 million and $4.5 million, respectively.  The 2006 amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion.  The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities.

Earnings per Share

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this “if converted” method, diluted earnings per share would have been $3.48, $4.71 and $2.39 (versus reported diluted earnings per share of $3.78, $5.39 and $2.59) for the years ended December 31, 2006, 2005 and 2004, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

EITF Issue No. 07-B

The EITF added Issue No. 07-B to its March 15, 2007 agenda to consider the accounting for cash-settled principal bonds. These bonds, which provide for the settlement of their principal in cash but the value of any conversion spread in stock or cash (at the issuer’s option), provide lower EPS dilution than typical convertible bonds. The EITF will consider whether cash-settled principal bonds contain the same inherent attributes as typical convertible bonds that led the Accounting Principles Board in 1969 to afford convertibles their current accounting treatment. If not, cash-settled principal bonds would likely be bifurcated into their debt and embedded option components on the balance sheet. DST is continuing to monitor the EITF’s progress on this proposed accounting standard.

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

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty-day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company’s revenues are due 12 months or more from the invoice date, the

Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

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

The Company may enter into revenue arrangements to sell products and services in which the Company is obligated to deliver to its customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

The Company’s standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a “percentage of completion” basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare payer software solutions to domestic customers and its Hi-Affinity (customer billing software solution) products to international and domestic customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

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

For all revenues, the Company assesses collection based on a variety of factors, including past collection history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers. If it is determined that collection of revenues is not reasonably assured, revenue is deferred and is recognized at the time it becomes reasonably assured, which is generally upon receipt of cash. Allowances for billing adjustments are determined as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

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

Depreciation of fixed assets

The Company’s philosophy on personal property, specifically data processing, printing and inserting equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, using accelerated depreciation methods. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment over a five to seven year life using accelerated depreciation methods. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

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

At December 31, 2006, the Company had $819.2 million of long-lived and intangible assets and goodwill on its consolidated balance sheet.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which are comprised principally of investments in State Street, Computershare and Euronet Worldwide, Inc.; and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Asurion and Argus and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its equity investments as trading or available-for-sale. At December 31, 2006, the Company had approximately $1.3 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. At December 31, 2006, the Company’s available-for-sale securities had gross unrealized holding gains of $850.6 million and gross unrealized holding losses of $1.6 million.

The impact of a 10% change in fair value of the Company’s investments would be approximately $77.9 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but does not control and for all investments in partnerships and similar interests which the Company does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates’ net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company’s investment and advances to the unconsolidated affiliate. Except for the Company’s investment in Asurion, the Company’s carrying value of unconsolidated affiliates approximates its pro-rata share of the unconsolidated affiliates’ net tangible assets. The difference between the Company’s carrying value of Asurion and its pro-rata share of Asurion’s net tangible assets is a result of the goodwill and intangible assets recorded at the date of DST’s investment in Asurion.

Results of Operations

The following table summarizes the Company’s operating results (millions, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Revenues
Operating revenues
Financial Services	$1,011.2	$1,183.7	$1,141.8
Output Solutions	535.9	487.2	453.9
Customer Management (sold July 1, 2005)		96.6	188.3
Investments and Other	63.4	67.1	65.3
Eliminations	(54.3)	(90.0)	(117.3)
	1,556.2	1,744.6	1,732.0
% change from prior year	(10.8)%	0.7%	0.4%
Out-of-pocket reimbursements
Financial Services	60.8	167.4	153.6
Output Solutions	619.2	613.6	570.7
Customer Management (sold July 1, 2005)		26.4	53.5
Investments and Other	0.5	0.4	0.4
Eliminations	(0.9)	(37.3)	(81.6)
	679.6	770.5	696.6
% change from prior year	(11.8)%	10.6%	0.8%
Total revenues	$2,235.8	$2,515.1	$2,428.6
% change from prior year	(11.1)%	3.6%	0.5%
Income from operations
Financial Services	$289.2	$262.4	$281.6
Output Solutions	4.2	26.0	21.1
Customer Management (sold July 1, 2005)		10.7	27.3
Investments and Other	11.9	37.3	(14.3)
	305.3	336.4	315.7
Interest expense	(77.3)	(66.6)	(55.3)
Other income, net	50.0	114.2	56.2
Gains on sale of businesses	52.8	274.2
Equity in earnings of unconsolidated affiliates, net of income taxes	47.7	44.8	5.4
Income before income taxes	378.5	703.0	322.0
Income taxes	105.6	278.4	99.2
Net income	$272.9	$424.6	$222.8
Basic earnings per share	$4.13	$5.65	$2.66
Diluted earnings per share	$3.78	$5.39	$2.59

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket (“OOP”) reimbursements) decreased $279.3 million or 11.1% in 2006 and increased $86.5 million or 3.6% in 2005. Consolidated operating revenues decreased $188.4 million or 10.8% in 2006 and increased $12.6 million or 0.7% in 2005. Consolidated operating revenues were negatively impacted in 2006 by the sale of EquiServe and the Innovis Entities during 2005 and the merger of lock\line with Asurion on January 1, 2006, which collectively recorded operating revenues of $358.6 million in 2005, partially offset by increased mutual fund shareowner processing from higher accounts serviced, higher DST Health Solutions revenues from the inclusion of full year-to-date revenues in 2006 versus eight months in 2005, the inclusion of Amisys Synertech, Inc. which was acquired on October 2, 2006, increased data processing support revenues and higher Output processing volumes. Consolidated operating revenue growth in 2005, as compared to 2004, was primarily a result of higher Output Solutions operating revenues, increased U.S. mutual fund shareowner processing revenues, increased lock\line related revenues and higher revenues from the inclusion of DST Health Solutions, partially offset by lower revenues resulting from the sale of EquiServe and the Innovis Entities.

Consolidated OOP reimbursements decreased $90.9 million or 11.8% in 2006 and increased $73.9 million or 10.6% in 2005. Consolidated OOP reimbursements in 2006 were negatively impacted by the lock\line merger and the sale of EquiServe and the Innovis Entities, which were partially offset by higher Output Solutions OOP reimbursement revenues. The increase in 2005 was attributable to higher lock\line and Output Solutions OOP reimbursement revenues, partially offset by the sale of EquiServe and the Innovis Entities.

Financial Services Segment total revenues decreased $279.1 million or 20.7% in 2006. Financial Services Segment operating revenues decreased $172.5 million or 14.6% in 2006. The 2006 Financial Services Segment operating revenues decrease was a result of decreased U.S. operating revenues of $161.5 million or 15.5%, principally from the absence of EquiServe and lock\line revenues totaling $264.7 million in 2005, partially offset by increased mutual fund open shareowner accounts processed of 3.5% to 105.8 million at December 31, 2006, higher DST Health Solutions revenues from the inclusion of full year-to-date revenues in 2006 versus eight months in 2005, the inclusion of Amisys Synertech, Inc. which was acquired on October 2, 2006, increased international professional service revenues and increased data processing support revenues. Financial Services Segment total revenues increased $55.7 million or 4.3% in 2005. Financial Services Segment operating revenues increased $41.9 million or 3.7% in 2005. The 2005 Financial Services Segment operating revenues growth was a result of increased U.S. operating revenues of $34.5 million or 3.4%, principally as a result of increased mutual fund open shareowner accounts processed of 10.8% to 102.2 million at December 31, 2005, $54.3 million of higher lock\line related revenues from supported customers growth and expanded service offerings, $63.6 million of revenues from Health Solutions as of the acquisition on April 29, 2005, partially offset by a $133.9 million reduction in EquiServe revenues due to the sale of this entity on June 17, 2005.

Output Solutions Segment total revenues increased $54.3 million or 4.9% in 2006 and $76.2 million or 7.4% in 2005. Output Solutions Segment operating revenues increased $48.7 million or 10.0% in 2006 and $33.3 million or 7.3% in 2005. The growth in 2006 operating revenues was primarily due to higher processing volumes, increased revenues for certain paper stock, which was previously provided directly by the customer, and increased international revenues from new customer relationships. The operating revenues increase in 2005 resulted principally from higher telecommunications and other financial services industry revenues.

The Company sold the Customer Management Segment, consisting of the Innovis Entities, to Amdocs on July 1, 2005. As a result, Customer Management Segment total revenues decreased $123.0 million in 2006 and $118.8 million or 49.1% in 2005. Customer Management Segment operating revenues decreased $96.6 million in 2006 and decreased $91.7 million or 48.7% in 2005.

Investments and Other Segment total revenues decreased $3.6 million or 5.3% in 2006 and increased $1.8 million or 2.7% in 2005. Investments and Other Segment operating revenues decreased $3.7 million or 5.5% in 2006 and increased $1.8 million or 2.8% in 2005. Segment operating revenues are primarily rental income for facilities leased to the Company’s operating segments. The decline in 2006 is primarily attributable to lower real estate leasing activity.

Income from operations

Consolidated income from operations decreased $31.1 million or 9.2% in 2006 and increased $20.7 million or 6.6% in 2005. U.S. income from operations decreased $42.2 million or 13.0% in 2006 and increased $49.0 million or 17.8% in 2005. International income from operations increased $11.1 million or 91.4% in 2006 and $28.3 million or 70.0% in 2005. 2006 consolidated income from operations was negatively impacted by lower contributions from the Output Solutions Segment due to higher operating costs, lower contributions from the Investment and Other Segment primarily attributable to $23.6 million of net gains recorded in 2005 related to the sale of an office building and other real property and no contributions from EquiServe, the Innovis Entities and lock\line due to the sale or merger of these businesses, partially offset by increased contributions from mutual fund share owner processing in the Financial Services Segment and the favorable settlement of an outstanding state sales and use tax matter. In 2005, consolidated income from operations increased principally from increased contributions resulting from increased mutual fund shareowner processing, pretax gains of $23.6 million related to the sale of an office building and other real property, and the inclusion of Health Solutions, offset by an $11.6 million wealth management software impairment charge, $30.1 million of compensation costs related to a full year of amortization expense from the November 2004 restricted stock grant, and higher international operating costs and costs from the sale of EquiServe and the Innovis Entities.

Financial Services Segment income from operations increased $26.8 million or 10.2% in 2006 and decreased $19.2 million or 6.8% in 2005. 2006 Financial Services Segment income from operations was favorably impacted by increased U.S. mutual fund shareowner processing revenues, increased international professional service revenues, certain operating cost improvements and the reduction of depreciation expense and costs and expenses of $6.9 million related to the settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001, partially offset by the absence of contributions from EquiServe and lock\line and lower investment management and Health Solutions license fee revenues. 2005 Financial Services Segment income from operations was negatively impacted by increased costs and expenses from a wealth management software impairment charge of $11.6 million, approximately $8.3 million of costs incurred in connection with the lock\line merger, the DST Health Solutions exchange and the sale of EquiServe, increased lock\line related costs in support of revenue growth and $18.2 million of compensation costs related to a full year of amortization expense from the November 2004 restricted stock grant.

Output Solutions Segment income from operations decreased $21.8 million or 83.8% in 2006 and increased $4.9 million or 23.2% in 2005. The Company made a commitment to implement new proprietary printing and inserting technology for its U.S. based Output Solutions operations. In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment to replace equipment that was previously leased. This shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods. The 2006 financial results of Output Solutions also reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis. The nature of these contracts are long term relationships with lower unit pricing anticipating the implementation of Output’s investments in the new printing and proprietary inserting and mailing technology. The pricing of the contracts has become effective; however the new technologies are being phased in over time. The increase in 2005 income from operations resulted primarily from higher revenues and from lower depreciation and amortization costs.

Costs and expenses in 2005 increased $29.8 million, primarily related to higher OOP costs associated with higher volumes and higher personnel and other costs associated with the increase in operating revenues and from $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant. Depreciation and amortization in 2005 decreased $1.3 million due to assets becoming fully depreciated.

Customer Management Segment income from operations decreased $10.7 million in 2006 and $16.5 million or 60.7% in 2005. The decrease in 2006 was due to the sale of the Innovis Entities to Amdocs on July 1, 2005. The decrease in 2005 was due to lower revenues as a result of the sale of the Innovis Entities to Amdocs on July 1, 2005 and approximately $7.6 million of higher compensation-related costs resulting from a full year of cost from the November 2004 restricted stock grant. Of the $7.6 million increase in restricted stock expense during 2005, $6.9 million was associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities.

Investments and Other Segment income from operations decreased $25.4 million in 2006 and increased $51.6 million in 2005. The decrease in 2006 was primarily due to the 2005 inclusion of pretax gains of approximately $26.0 million resulting from the sale of an office building and other real property. The increase in 2005 was primarily due to pretax gains of approximately $26.0 million resulting from the sale of the office building and other real property and lower costs and expenses as a result of a 2004 contribution of marketable securities to the Company’s charitable foundation account.

Interest expense

Interest expense was $77.3 million in 2006, as compared to $66.6 million in 2005 and $55.3 million in 2004. The increase of $10.7 million in 2006 was attributable to higher average interest rates and the acceleration of amortization of $12.7 million of unamortized debt issuance costs associated with the convertible debentures resulting from the bonds being classified as current during the first quarter of 2006. The increase of $11.3 million in 2005 as compared to 2004 was primarily a result of higher average interest rates, the recognition of $1.2 million of unamortized debt issuance costs as a result of the replacement of the Company’s syndicated line of credit facility in June of 2005 and interest expense associated with the forward stock purchase agreement that closed in June 2005.

Other income, net

Other income consists primarily of interest income, dividends received on investments held by the Company (principally shares of State Street stock), net gains on securities and amortization of deferred non-operating gains. The 2006, 2005 and 2004 amounts include $17.4 million (principally from the sale of 1.5 million shares of State Street Corporation), $81.2 million (including approximately $76.3 million gain associated with the exchange of CSC shares for the Health Solutions business) and $34.8 million (including approximately $11.1 million gain associated with the Company contributing CSC shares with a market value of $28.2 million to the Company’s charitable foundation account). This CSC share contribution was recorded as contribution expense in 2004. Included in net gains were $1.0 million, $4.5 million and $6.8 million, respectively, of investment impairments for 2006, 2005 and 2004. 2006 other income includes a loss of $2.9 million related to the decline in value of a non-operating Chapter 11 bankruptcy claim and a gain from a portion of a federal income tax refund that was required to be reported as interest income and included in other income, net. Included in 2005 Other income were $3.5 million related to the reversal of a liability associated with a significant customer contract which was probable and established at the time of the EquiServe sale, but has subsequently been reversed.

Gains on sale of businesses

The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006. During the year ended December 31, 2005, the Company recognized a $274.2 million gain from the sale of the Innovis Entities and EquiServe. The Company recognized a gain of $153.8 million on the sale of the Innovis Entities to Amdocs on July 1, 2005 and a gain of $120.4 million on the sale of EquiServe, Inc. to Computershare on June 17, 2005.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2006, 2005 and 2004 is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
BFDS	$26.7	$29.0	$10.9
IFDS U.K.	8.7	10.0	4.6
IFDS Canada	4.1	5.5	3.5
Argus	4.7	(0.3)	0.8
Asurion	8.0
Other	(4.5)	0.6	(14.4)
	$47.7	$44.8	$5.4

For the year ended December 31, 2006, DST’s equity in earnings of unconsolidated affiliates was $47.7 million, an increase of $2.9 million compared to the prior year. Equity in earnings for the year ended December 31, 2005 increased $39.4 million to $44.8 million.

BFDS earnings for the year ended December 31, 2006 decreased $2.3 million as a result of increased mutual fund shareowner servicing and improvements in operations. The 2005 BFDS earnings reflected the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to Computershare, an unrelated third party. Exclusive of the deferred gain recognized in 2005, equity in earnings of BFDS for the year ended December 31, 2006 increased $8.9 million for the same reason as mentioned above.

The decrease in 2006 earnings at IFDS U.K. was due to deferred income tax benefits recorded in 2005 and increased shareowner processing costs in 2006. IFDS U.K. 2006 results reflect an increase in accounts serviced to 5.6 million at December 31, 2006, which is 0.4 million or 7.7% above year end 2005 levels. As a result of recent court decisions, customers of IFDS U.K. may seek refunds of past value added tax (“VAT”) payments charged by IFDS U.K. Protective refund claims have been filed by IFDS U.K. for customers having potential claims for past VAT paid. IFDS U.K. plans to make disbursements to its clients based upon the net amount received from the refund claims. However, the amounts recoverable and payable to customers are uncertain. The Company currently estimates that the resolution of this matter will not result in a significant financial impact to the Company. The increase in earnings in 2005 was due to higher accounts serviced and the favorable finalization of certain leasehold obligations originally established at the time of property abandonment offset by an investment impairment charge.

IFDS Canada earnings decreased $1.4 million to $4.1 million during 2006. The decrease in earnings was primarily due to increased shareowner processing costs. Accounts serviced by IFDS Canada were 7.1 million at December 31, 2006, an increase of 300,000 or 4.4% from year end 2005 levels. The increase in 2005 earnings was attributable to higher revenues from new businesses, partially offset by increased operating costs.

Increased earnings at Argus Health Systems during the year ended December 31, 2006 were a result of higher levels of pharmacy claims processed, principally from new client conversions and Medicare Part D claims, partially offset by an increase in data processing support costs charged by DST. During 2005, DST’s equity in losses of Argus was approximately $0.3 million compared to equity in earnings of Argus of $0.8 million in 2004. The $1.1 million decrease from 2004 is mostly attributed to higher claims processing and other costs during 2005.

Asurion’s earnings for the year ended December 31, 2006 were $8.0 million. These earnings were negatively impacted by compensation expense from bonus payments made to its vested stock option holders to equalize them for the debt-financed dividend made to Asurion’s shareholders. The bonus reduced DST’s equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. In addition, Asurion established a litigation reserve which lowered DST’s equity in earnings by $1.7 million during 2006. Finally, incremental interest costs from the debt incurred to finance the dividend reduced DST’s equity in earnings of Asurion by approximately $8.4 million during the last half of 2006. The interest costs are expected to negatively impact equity in earnings of Asurion in the future.

The calculation of DST’s equity in earnings of Asurion for the year ended December 31, 2006 is as follows:

Year ended
December 31, 2006
(000’s)
Asurion net income before amortization of identified intangibles	$36,269
Identified intangible amortization, after tax	(7,298)
Asurion net income	28,971
DST’s ownership percentage	37.4%
DST’s pro-rata share of Asurion’s earnings	10,835
Amortization of DST’s deferred gain	981
Amortization of identified intangibles	(3,811)
DST’s equity in Asurion’s earnings	$8,005

Income taxes

The Company’s effective tax rate was 27.9%, 39.6% and 30.8% for the years ended December 31, 2006, 2005 and 2004, respectively. The effective tax rate for 2006 is lower primarily as a result of the 80% dividends received deduction for a portion of the Asurion dividend, a settlement with and refund from the IRS related to research and experimentation credits for the years ended December 31, 1998 through 2001 and federal and state historic preservation tax credits received from real estate joint ventures. For income tax purposes, a portion of the Asurion dividend qualifies for the 80% dividends received deduction and, as a consequence, will be taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST’s estimated annual effective tax rate. The estimated portion of the dividend qualifying for the dividends received deduction reduced DST’s effective annual tax rate by approximately $15.7 million during the year ended December 31, 2006. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. This real estate project was substantially completed in the fourth quarter of 2006 and resulted in DST recognizing approximately $11.0 million of federal and state income tax benefits related to historic preservation tax credits.

The effective tax rate for 2005 was higher principally due to higher effective tax rates relating to the Health Solutions exchange, the EquiServe sale, the Innovis Entities sale, the sale of an office building and a repatriation dividend explained below. The reduction in the 2004 tax rate from the Federal statutory tax rate of 35% was primarily the result of tax benefits realized from the charitable contribution of marketable securities and historic preservation tax credits associated with certain real estate activities. The tax rates in each of the years were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules. Excluding the effects of discrete period items, the Company expects its recurring effective tax rate for 2007 to be approximately 35.3%.

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

Net income

Net income for the year ended December 31, 2006 was $272.9 million, a decrease of $151.7 million as compared to 2005 net income of $424.6 million. Included in net income for 2006 were net pretax gains of $52.8 million resulting from the lock\line merger with Asurion, net pretax gains of $17.4 million associated with securities transactions, net pretax gains of $6.9 million resulting from the settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001, an income tax benefit of $15.7 million for the estimated portion of the Asurion dividend that qualifies for the dividends received deduction and income tax benefits of $11.0 million related to federal and state historic preservation tax credits for a recently completed real estate project,  partially offset by merger integration costs of $4.8 million incurred with the acquisition of ASI, and increased interest expense of $12.7 million resulting from the write-off of the Company’s convertible debenture debt issuance costs.

Net income for the year ended December 31, 2005 was $424.6 million, an increase of $201.8 million compared to 2004 net income of $222.8 million. Included in net income for 2005 were net pretax gains of $274.2 million resulting from the sale of EquiServe and the Innovis Entities, net pretax gains of $81.2 million associated with securities transactions (principally shares of CSC that were exchanged in the DST Health Solutions transaction), net pretax gains of $26.0 million resulting from the sale of an office building and other real property, and net pretax gains at BFDS resulting from the recognition of an $11.2 million previously deferred gain resulting from the sale of EquiServe, partially offset by asset impairment charges of $11.6 million related to DST’s wealth management software products, an impairment charge of $2.4 million on certain real-estate assets, $8.3 million of costs related to the EquiServe, Health Solutions and lock\line transactions, $30.1 million of compensation costs related to a full year of amortization expense from the November 2004 restricted stock grant, and the tax effect of all these items.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for 2006 decreased 20.7% over 2005 to $1,072.0 million. Financial Services Segment operating revenues for 2006 decreased 14.6% over 2005 to $1,011.2 million. U.S. Financial Services operating revenues decreased 15.5% to $879.9 million in 2006 due to the absence of EquiServe revenues resulting from the sale of this entity on June 17, 2005 and the absence of lock\line revenues following its merger into Asurion on January 1, 2006, partially offset by three months of ASI revenues in 2006 from the acquisition on October 2, 2006 and a full year of DST Health Solutions revenues in 2006, but only eight months in 2005 as a result of the exchange transaction on April 29, 2005. U.S. mutual fund servicing revenues for 2006 increased 5.8% over 2005 as U.S. mutual fund shareowner accounts processed increased 3.5% from 102.2 million at December 31, 2005 to 105.8 million at December 31, 2006. Active U.S. AWD workstations were 88,500 at December 31, 2006, an increase of 16.4% over year end 2005 levels.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems). Operating revenues include approximately $51.6 million of software license fee revenues in the year ended December 31, 2006, a decrease of $20.1 million compared to the same period in 2005. While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Financial Services Segment operating revenues from international operations for 2006 decreased 7.7% to $131.3 million. This decrease was principally a result of lower investment management license fee revenues. Active international AWD workstations were 32,300 at December 31, 2006, an increase of 3.5% over year end 2005 levels.

Financial Services Segment total revenues for 2005 increased 4.3% over 2004 to $1,351.1 million. Financial Services Segment operating revenues for 2005 increased 3.7% over 2004 to $1,183.7 million. U.S. Financial Services operating revenues increased 3.4% to $1,037.6 million in 2005 due to increased U.S. mutual fund servicing revenues, $54.3 million of increased lock\line related revenues from supported customer growth and expanded service offerings, and $63.6 million of revenues from Health Solutions as of its acquisition on April 29, 2005, partially offset by a $133.9 million reduction in EquiServe revenues due to the sale of this entity on June 17, 2005. U.S. mutual fund servicing revenues for 2005 increased 3.6% over 2004 as U.S. mutual fund shareowner accounts processed increased 10.8% from 92.2 million at December 31, 2004 to 102.2 million at December 31, 2005. Active U.S. AWD workstations were 76,000 at December 31, 2005, an increase of 14.1% over year end 2004 levels.

Operating revenues include approximately $71.6 million of software license fee revenues in the year ended December 31, 2005, an increase of $3.2 million compared to the same period in 2004.

Financial Services Segment operating revenues from international operations for 2005 increased 5.3% to $146.1 million. This increase is principally from higher software license and maintenance revenues. Active international AWD workstations were 31,200 at December 31, 2005, an increase of 4.7% over year end 2004 levels.

Costs and expenses

Financial Services Segment costs and expenses for 2006 decreased 28.4% over 2005 to $699.7 million. This decrease was primarily attributable to the absence of costs from EquiServe and lock\line, lower OOP costs associated with a reduction in OOP reimbursement revenues of $106.6 million, a reduction of costs and expenses of $4.3 million related to the settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001, partially offset by transaction and integration costs of $4.8 million associated with the acquisition of Amisys Synertech, Inc.

Financial Services Segment costs and expenses for 2005 increased 7.9% over 2004 to $977.2 million. This increase was primarily attributable to approximately $8.3 million in transaction costs incurred in connection with the lock\line merger, the Health Solutions exchange and the sale of EquiServe, higher OOP expenses associated with higher OOP revenues, increased lock\line related costs in support of revenue growth and the inclusion of DST Health Solutions, which was partially offset by the sale of EquiServe.

Depreciation and amortization

Financial Services Segment depreciation and amortization for 2006 and 2005 decreased 25.5% to $83.1 million and increased 2.9% to $111.5 million, respectively, over the comparable prior year period. The decrease in 2006 was primarily attributable to lower computer equipment depreciation and the absence of EquiServe and lock\line depreciation. The increase in 2005 was primarily attributable to wealth management software impairment charges of $11.6 million and the amortization of intangible assets from Health Solutions.

Income from operations

Financial Services Segment income from operations for 2006 and 2005 increased 10.2% to $289.2 million and decreased 6.8% to $262.4 million, respectively, over the comparable prior year. The increase in 2006 was primarily attributable to increased mutual fund shareowner processing revenues, increased international professional service revenues and certain operating cost improvements, reduction of depreciation and costs and expenses of $6.9 million related to the settlement of an outstanding state sales and use tax matter for historical periods back to 2001, partially offset by the absence of EquiServe and lock\line operating income contributions, $4.8 million of merger integration costs incurred in connection with the acquisition of ASI and lower investment management and Health Solutions license fee revenues. The decrease in 2005 was attributable to $8.3 million in transaction costs incurred in connection with the lock\line merger, the DST Health Solutions exchange and the sale of EquiServe, increased costs and expenses from wealth management software impairment charges of $11.6 million, increased lock\line costs and expenses to support the growth in that business and from $18.2 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for 2006 increased 4.9% to $1,155.1 million compared to 2005. Operating revenues in 2006 increased 10.0% to $535.9 million compared to 2005. The increase in operating revenues was primarily due to higher processing volumes, increased revenues from certain paper stock, which was previously provided directly by customers, and increased international revenues from new customer relationships. Out-of-pocket revenues increased 0.9% to $619.2 million compared to 2005, primarily from higher volumes.

Output Solutions Segment total revenues for 2005 increased 7.4% to $1,100.8 million compared to 2004. Operating revenues in 2005 increased 7.3% to $487.2 million compared to 2004. The increase in operating revenues was primarily due to higher telecommunications and other financial services industry revenues. Out-of-pocket revenues increased 7.5% to $613.6 million compared to 2004, primarily from higher volumes.

Costs and expenses

Output Solutions Segment costs and expenses for 2006 increased 6.5% to $1,116.4 million over 2005. The increase was primarily related to higher OOP costs associated with an increase in OOP revenues of approximately $5.6 million, the cost of certain paper stock previously provided directly by customers, higher personnel costs, higher material and equipment costs associated with increased volumes and costs associated with the implementation of new proprietary printing and inserting technologies. Personnel costs in 2006 increased 5.8% from 2005 primarily due to higher costs associated with increased operating revenues and volumes.

Output Solutions Segment costs and expenses for 2005 increased 7.4% to $1,047.9 million as compared to 2004. The increase is primarily related to higher OOP costs associated with higher volumes and higher personnel and other costs associated with the increase in operating revenues and volumes. Personnel costs in 2005 increased 9.3% from 2004 primarily due to higher costs associated with the increase in operating revenues and from $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

Depreciation and amortization

Output Solutions Segment depreciation and amortization increased 28.3% to $34.5 million in 2006. The increase was primarily from increased capital spending on printing and inserting equipment during 2006 and the use of accelerated depreciation methods by the Company. Output Solutions Segment depreciation and amortization decreased 4.6% to $26.9 million in 2005 compared to 2004 and was attributable to a decline in capital expenditures.

Income from operations

Output Solutions Segment income from operations was $4.2 million for the year ended December 31, 2006, a decrease of $21.8 million or 83.8% as compared to 2005. The 2006 financial results of Output Solutions reflect the impact of new contracts with certain large existing telecommunications customers who bill on a daily cycle basis. The nature of these contracts are long term relationships with lower unit pricing anticipating the implementation of Output’s investments in new high speed color printing and proprietary inserting and mailing technology. The pricing of the contracts has become effective; however the new technologies are being phased in over time. In connection with the implementation of the new printing and inserting technology, Output is purchasing new printing equipment to replace equipment that was previously leased. This shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods.

Output Solutions Segment income from operations was $26.0 million for the year ended December 31, 2005, an increase of $4.9 million or 23.2% as compared to 2004. The 2005 increase in income from operations was primarily due to higher operating revenues and lower depreciation and amortization costs which was partially offset by $4.0 million of higher compensation costs resulting from a full year of amortization of the November 2004 restricted stock grant.

In addition, an Output Solutions customer, representing operating revenues of approximately $20.3 million, $20.9 million and $18.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, has announced plans to internalize its print/mail operations in early 2007 as a result of its merger with a company with in-house capabilities. This is expected to adversely impact revenue and operating income in 2007.

CUSTOMER MANAGEMENT SEGMENT (SOLD JULY 1, 2005)

The Customer Management Segment, which was comprised of the Innovis Entities, was sold to Amdocs on July 1, 2005.

Revenues

Customer Management Segment total revenues for 2005 decreased 49.1% to $123.0 million as compared to 2004. Segment operating revenues for 2005 decreased 48.7% to $96.6 million as compared to 2004. The decrease in 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005.

Costs and expenses

Customer Management Segment costs and expenses for 2005 decreased 47.5% to $109.0 million over the comparable prior year. The decrease in 2005 is due to the sale of the Innovis Entities to Amdocs on July 1, 2005. Included in 2005 is approximately $6.9 million of compensation-related costs associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities in November 2004.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2005 decreased 52.1% to $3.3 million over the comparable prior year. The decrease in 2005 is due to the sale of the Innovis Entities.

Income from operations

Customer Management Segment income from operations decreased $16.6 in 2005, principally due to lower revenues as a result of the sale of the Innovis Entities and approximately $6.9 million in additional costs and expenses associated with accelerated vesting in connection with the sale of the Innovis Entities.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues were $63.9 million, $67.5 million and $65.7 million in 2006, 2005 and 2004, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company’s other business segments.

Costs and expenses

Investments and Other Segment costs and expenses increased $25.9 million in 2006 as compared to 2005 and decreased $51.2 million in 2005 as compared to 2004. The increase in 2006 and the decrease in 2005 resulted primarily from a $26.0 million gain related to the sale of an office building and other real property that was recorded in 2005 as a reduction to costs and expenses.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $12.3 million, $16.4 million and $15.0 million during the years ended December 31, 2006, 2005 and 2004. Depreciation and amortization was higher during 2005 due to approximately $2.4 million of real estate asset impairments being recorded.

Income from operations

Investments and Other Segment income from operations was $11.9 million and $37.3 million in 2006 and 2005, respectively. The 2006 decrease was primarily due to $26.0 million of gains resulting from the sale of an office building and other real property in 2005. These gains also resulted in the 2005 increase.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations. During the years ended December 31, 2006 and 2005, the Company also realized significant cash flows from investing activities related to the following: 1) a $254.8 million dividend from Asurion in July 2006, of which $10.8 million has been classified as an operating cash flow and $244.0 million has been classified as an investing cash flow; 2) the exchange of CSC common stock for the DST Health Solutions business which held $224.6 million of cash; 3) proceeds of $471.4 million from the sale of the EquiServe and the Innovis Entities businesses; and 4) proceeds of approximately $77.0 million from the sale of an office building and its related furniture and fixtures during 2005. In addition, during 2006 and 2005, the Company expanded its share repurchase activities. Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt. Information on the Company’s consolidated cash flows for the years ended December 31, 2006, 2005 and 2004 is presented in the consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

The Company had $60.6 million of cash at December 31, 2006 compared to $80.2 million at December 31, 2005. The Company’s cash flow from operating activities totaled $361.6 million, $168.0 million and $393.8 million in 2006, 2005 and 2004, respectively. Operating cash flows of $361.6 million in 2006 resulted principally from net income of $272.9 million less net non-cash additions included in net income, including the $52.8 million gain associated with the merger of lock\line with Asurion, depreciation and amortization expense of $129.9 million and interest expense associated with the amortization of debt issuance costs of $13.1 million (primarily related to the Company’s senior convertible debentures). The Company also received $36.0 million of dividends from unconsolidated affiliates in 2006. BFDS accounted for $25.0 million of the total dividend from unconsolidated affiliates and Asurion accounted for $10.8 million, which is the amount of the $254.8 million dividend that was classified as an operating cash flow. Significant working capital related adjustments to net income included a decrease in accounts receivable of $35.1 million and decreases in accounts payable and accrued liabilities of $33.0 million. The Company had income taxes payable, net of income tax recoverables, of $118.8 million at December 31, 2006. Included in income taxes payable are the Company’s liabilities related to uncertain tax positions. Approximately $117.6 million is related to the Company’s treatment of the Health Solutions exchange transaction as a tax-free reorganization under Section 355 of the Internal Revenue Code. Approximately $21.6 million is related to tax uncertainties in connection with the Company’s treatment of a transaction in the Company’s 2000 income tax return. The Company currently classifies all tax uncertainties as current liabilities however, management estimates the resolution of these uncertainties could take more than one year. Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of non-current tax uncertainties.

Operating cash flows of $168.0 million in 2005 resulted principally from net income of $424.6 million less significant non-operating cash items included in the determination of net income that resulted from the Company’s investing activities. These items include $300.9 million of pretax gains related to the sale of businesses and property, $81.2 million of gains related to the sale of investments (principally a $76.3 million gain relating to the CSC stock exchanged in the Health Solutions transaction) and a $127.6 million decrease in deferred income taxes, partially offset by $158.1 million of depreciation and amortization. During 2005, the Company paid income taxes of $243.2 million. Of that amount, approximately $176.0 million is directly associated with the gain on the sale of the Innovis Entities, EquiServe and an office building. The proceeds from these sales are included in investing activities, but the income tax payments on these transactions are required to be treated as an operating cash outflow.

Software Development and Maintenance

The Company’s software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The Company expended $157.6 million, $189.2 million, and $251.6 million in 2006, 2005 and 2004, respectively, for software development and maintenance and enhancements to the Company’s proprietary systems and software products, of which $22.8 million, $40.0 million and $61.9 million was capitalized and included in Investing Activities in 2006, 2005 and 2004, respectively. The decline in development related expenditures during 2005 is mostly attributed to ceased activities resulting from the sale of EquiServe (Fairway software) and the Innovis Entities (Collabrent software).

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $125.6 million and $93.3 million of transfer agency investments and deposits at December 31, 2006 and 2005, respectively.

Investing Activities

Cash flows provided by investing activities were $31.3 million during the year ended December 31, 2006. Cash flows provided by investing activities were $588.4 million in 2005 and cash flows used in investing activities were $178.7 million in 2004. The decrease in 2006 cash provided by investing activities was attributable primarily to cash proceeds associated with the sale of EquiServe on June 17, 2005, the sale of the Innovis Entities on July 1, 2005 and the exchange of CSC common stock on April 29, 2005, partially offset by proceeds from the Asurion dividend in July 2006 and the sale of investments in 2006.

Capital Expenditures

During the years ended December 31, 2006, 2005 and 2004, the Company expended $133.0 million, $137.1 million and $182.6 million, respectively, in capital expenditures for equipment, software and systems and facilities, which includes amounts directly paid by third party lenders. Of this total, $8.8 million, $11.0 million and $42.1 million during 2006, 2005 and 2004, respectively, related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements. In addition, the Output Solutions Segment expenditures during 2006 were approximately $65.5 million primarily for new printing and inserting technologies that will be used to support new and existing business. Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $22.8 million, $40.0 million and $61.9 million in 2006, 2005 and 2004, respectively. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $56.5 million, $66.1 million and $50.1 million of investments in available-for-sale securities in 2006, 2005 and 2004, respectively. The Company advanced $8.0 million, $20.0 million and $25.9 million to unconsolidated affiliates and other investments in 2006, 2005, and 2004, respectively. During 2006, 2005 and 2004, the Company received $114.3 million, $43.4 million and $92.8 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $20.6 million, $85.2 million and $43.4 million and gross losses of $3.2 million, $3.3 million and $1.5 million, were recorded in 2006, 2005 and 2004, respectively, from available-for-sale securities. In addition, the Company expended approximately $136.5 million and $25.6 million during 2006 and 2004 (included in other investing cash flows), respectively, for acquisitions of subsidiaries, net of cash acquired.

Asurion Corporation Dividend

The Company received a $254.8 million cash dividend from Asurion in July 2006 which was bifurcated for statement of cash flows purposes between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

Proceeds from the Sale of EquiServe

The Company received cash proceeds of $237.1 million and 29.6 million shares of Computershare stock from the sale of EquiServe on June 17, 2005. The 29.6 million shares of Computershare, which was initially valued at $145.8 million, has been treated as non-cash consideration for the sale of the EquiServe business.

Proceeds from the Sale of the Innovis Entities

The Company received net cash proceeds of $234.3 million from the sale of the Innovis Entities on July 1, 2005.

Sale of Properties

During 2005, the Company sold properties (principally an office building and its furniture and fixtures) and received proceeds of approximately $80.1 million.

Proceeds from the Asurion dividend and the sales of EquiServe, the Innovis Entities and properties were used principally to repurchase shares of the Company’s common stock and to reduce debt.

Financing Activities

Cash flows used in financing activities totaled $412.5 million, $771.2 million and $212.0 million in 2006, 2005 and 2004, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $57.3 million, $97.3 million and $55.4 million from the issuance of common stock from the exercise of employee stock options and from the Company’s Employee Stock Purchase Plan in 2006, 2005 and 2004, respectively. A significant amount of options were exercised by lock\line employees subsequent to DST’s merger of lock\line with Asurion on January 1, 2006 and many options were also exercised by employees of EquiServe and the Innovis Entities during 2005 following the sale of those businesses.

The Company repurchased $459.4 million, $777.4 million and $285.5 million of common stock under the Company’s stock repurchase plan and for requested share withholdings for tax payments related to stock option exercises in 2006, 2005 and 2004, respectively. Cash proceeds from the Asurion dividend, from the State Street stock sale and from stock options exercises and cash flow from operations were used to repurchase these shares.

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in the open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. At December 31, 2006, approximately 4.0 million shares remained under the existing share repurchase authorization.

Under the announced stock repurchase programs, the Company expended $434.6 million for approximately 7.3 million shares, $761.0 million for approximately 14.5 million shares, and $276.4 million for approximately 5.7 million shares during the years ended December 31, 2006, 2005, and 2004, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $24.8 million, $16.4million, and $9.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Debt Activity

The Company has used the following primary sources of debt financing: the syndicated line of credit facility, convertible debentures, subsidiary line of credit facilities, secured promissory notes, and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,441.2 million and $1,404.5 million of debt outstanding at December 31, 2006 and 2005, respectively.

Senior Convertible Debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million were used in part in conjunction with the exchange transaction with Janus Capital Corporation whereby DST received from Janus 32.3 million shares of the Company’s common stock in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc., which was part of DST’s Output Solutions Segment. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15, beginning February 15, 2004, until August 15, 2010 for the Series A debentures and beginning February 15, 2004 until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15,

2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

The debentures are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. The conversion rights for these debentures include: (1) during any calendar quarter if the last reported sale price of DST’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; (2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST’s common stock and the conversion rate on each such day; (3) if the debentures have been called for redemption; and (4) upon the occurrence of a specified corporate transaction as described in the indenture. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would have a potentially dilutive effect on the Company’s common stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Because the price of DST’s common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarters ended December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during the subsequent quarter. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. During the year ended December 31, 2006, DST settled approximately $0.1 million of conversions with cash. As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2006 and 2005. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 consolidated statement of income.

Syndicated Line of Credit Facility

On June 28, 2005, the Company entered into a credit agreement facility (the “Credit Agreement”) to replace its existing line of credit. The previous (November 2003) line of credit facility had a total commitment of $650.0 million and was comprised of a $400.0 million three-year revolving line of credit and a $250.0 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600.0 million. The interest rates applicable to loans under the New Credit Agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The Credit Agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the Credit Agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the Credit Agreement may be declared immediately due and payable. The maturity date for the Credit Agreement is July 1, 2010. On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300.0 million of the outstanding balance under the old credit facility to the Credit Agreement. This transfer has been treated as a non-cash transaction. The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility. The Company was in compliance with all debt covenants at December 31, 2006 and 2005.

The Company made two amendments to its Credit Agreement during the year ended December 31, 2006. The first amendment (i) subject to certain conditions, allows the Company to request an increase of up to $600 million in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company’s stock to settle both the principal and accrued interest portion of the Company’s Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company’s stock to settle any conversion premium payable upon any conversion of the Company’s Series A and B convertible senior debentures.

The second amendment, among other things, (i) deleted the consolidated net worth financial covenant from the Credit Agreement and increased the maximum consolidated leverage ratio permitted as of the end of each quarter from 3.00 to 1.00 to 3.25 to 1.00 for the remaining term of the Credit Agreement; and (ii) allowed DST to repurchase or redeem its capital stock with the proceeds from the Asurion distribution and with proceeds (not to exceed $50.0 million) from the sale of real property.

BFDS Promissory Note

The Company entered into a related party promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $50.0 million at December 31, 2006. For the year ended December 31, 2006, the Company recorded interest expense related to this loan of $1.9 million.

Equipment Promissory Notes

During the year ended December 31, 2006, DST purchased equipment with various promissory notes. The equipment notes are payable in monthly installments with the balance due at the end of the term. Interest rates are fixed ranging from approximately 4.5% to 5.1% annually. The equipment notes mature on February 1, 2009 and February 1, 2010. These promissory notes are secured by the underlying equipment. The aggregate outstanding amount at December 31, 2006 under these notes was $14.1 million.

Subsidiary Line of Credit Facilities

On September 30, 2005, one of the Company’s subsidiaries entered into an unsecured $50 million revolving line of credit agreement that will be used for working capital requirements and general corporate purposes. This revolving line of credit agreement replaced an existing $50 million revolving line of credit that was secured by the subsidiaries’ investment assets. Borrowings under this revolving line of credit totaled $25.0 million at December 31, 2006.

One of the Company’s subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2006, the amount borrowed under this loan was $19.0 million. This margin loan is collateralized by the underlying marketable securities. One of the Company’s foreign subsidiaries has an available revolving credit agreement in the amount of $3.4 million at December 31, 2006. Outstanding borrowings against this foreign revolving credit agreement at December 31, 2006 was $0.4 million.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$1,441.2	$948.0	$472.1	$7.0	$14.1
Operating lease obligations	84.5	28.3	33.5	12.0	10.7
Software license agreements	55.9	17.0	35.5	3.0	0.4
Other	24.5	14.4	10.1
	$1,606.1	$1,007.7	$551.2	$22.0	$25.2

Interest obligations on the Company’s secured promissory notes, convertible senior debentures and revolving credit facilities are not included in the table above. Related to the secured promissory notes (both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 4.5% to 8.39%, and one contained a variable rate based on LIBOR plus 160 basis points at December 31, 2006. The Series A ($540 million principal) and Series B ($300 million principal) debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Borrowings under the Credit Agreement are available at rates based on the offshore (LIBOR), Federal Funds or prime rates, plus an applicable margin ranging from 0.625% to 1.125%. An annual facility fee of 0.15% to 0.225% is also required on the Credit Agreement.

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

The Company’s unconsolidated affiliates had a carrying value of $324.2 million and $279.7 million at December 31, 2006 and 2005, respectively. The Company recognized revenues from these unconsolidated affiliates of $162.2 million, $158.7 million and $156.5 million in 2006, 2005 and 2004, respectively. The Company paid these unconsolidated affiliates $9.7 million, $29.8 million and $52.1 million in 2006, 2005 and 2004, respectively, for products, services and leases. At December 31, 2006 and 2005, the Company’s unconsolidated affiliates owed the Company $71.1 million and $76.3 million, respectively, including approximately $35.5 million and $37.2 million of a secured commercial mortgage loan receivable at December 31, 2006 and 2005, respectively, and $12.5 million and $20.7 million of advances at December 31, 2006 and 2005, respectively. Net advances (repayments) to (from) these unconsolidated affiliates were $(8.2) million, $(10.1) million and $3.1 million during 2006, 2005 and 2004, respectively. Net investments to unconsolidated affiliates were $15.0 million, $9.1 million and $22.8 million during 2006, 2005 and 2004, respectively. Excluding amounts owed under the BFDS promissory note, the Company owed $0.3 million and $0.1 million to unconsolidated affiliates at December 31, 2006 and 2005, respectively. In 2004, the Company paid $11.4 million to BFDS for installment payments related to DST’s acquisition of EquiServe in 2001.

The Company has entered into an agreement to guarantee 50% of the obligations of a 50% owned joint venture as a tenant under a real estate lease for an office building. The initial term of the lease is 10 years and 7 months, commencing March 1, 2007 and expiring September 30, 2017, with two five-year options to extend. The base rent for the initial term is $4.8 million per year, plus all operating expenses for the building.

The Company has entered into an agreement to guarantee 50% of a construction loan made to a 50% owned joint venture. The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million. At December 31, 2006, total borrowings against the loan were $0.3 million.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture. The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007. At December 31, 2006, total borrowings against the line of credit were $8.3 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture. The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007. At December 31, 2006, total borrowings on the loan were $26.7 million, resulting in a guarantee of $2.3 million by the Company.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2006, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner. At December 31, 2006, the Company and its joint venture partner had each contributed $28.5 million. The Company and its joint venture partner have each committed up to $15.9 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $15.9 million each have been secured through letters of credit that will begin expiring in 2007 through 2008. In February 2007, $1.8 million of the letters of credit expired. The Company is responsible for $15.9 million of the letters of credit at December 31, 2006. At December 31, 2006, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $4.0 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly-owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $20.4 million mortgage loan from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over a 15-year term. To fix the rate of borrowing costs, IFDS Canada entered into a 15-year interest rate hedge agreement with the same bank. The interest rate hedge, which has a notional amount value of approximately $20.4 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.1 million.

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

At December 31, 2006 and 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.

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

Comprehensive income

The Company’s comprehensive income totaled $430.1 million, $363.4 million and $264.2 million in 2006, 2005 and 2004, respectively. Comprehensive income consists of net income of $272.9 million, $424.6 million and $222.8 million in 2006, 2005 and 2004, respectively, and other comprehensive income of $157.2 million in 2006, other comprehensive loss of $61.2 million in 2005 and other comprehensive income of $41.4 million in 2004. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains included in net income, the Company’s proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company had a net change in unrealized gains (losses) on available-for-sale securities resulting in a net gain (loss) in 2006, 2005 and 2004 of $132.0 million, $(28.4) million and $36.5 million, respectively. The Company’s net unrealized gains and losses on available-for-sale securities results primarily from changes in the market value of the Company’s investments in approximately 11.3 million shares of State Street common stock, approximately 29.6 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2006, these three investments had an aggregate pre-tax unrealized gain of approximately $777.1 million. The Company’s proportional share of unconsolidated affiliates’ interest rate swaps was $(8.5) million and ($12.0) million in 2006 and 2005, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income are $21.7 million and $(31.9) million in 2006 and 2005, respectively.

Other than temporary impairments

At December 31, 2006, the Company’s available-for-sale securities had gross unrealized holding losses of $1.6 million. If it is determined that a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2006 are other than temporary.

Including gross losses of available-for-sale securities, the Company recognized $1.0 million, $2.7 million and $1.8 million of investment impairments for the years ended December 31, 2006, 2005 and 2004, respectively, which the Company believed were other than temporary. The Company also recognized $1.8 million and $5.0 million of investment impairments for the years ended December 31, 2005 and 2004, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to available for sale investments in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Derivative and Hedging Activities

SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company’s practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of December 31, 2006 was approximately $1.3 billion. The impact of a 10% change in fair value of these investments would be approximately $77.9 million to comprehensive income. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive Income” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts on which the Company is the agent. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2006, the Company and its joint ventures had approximately $1.6 billion of cash balances maintained in such accounts, of which $1.5 billion are maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.0 million of net income (loss).

At December 31, 2006, the Company had $1,441.2 million of debt, of which $541.3 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). At December 31, 2006, the Company’s proportional share of unconsolidated affiliates’ interest rate swaps was a loss of $8.5 million. The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2006, the Company’s international subsidiaries had approximately $182 million in total assets and for the year ended December 31, 2006, these international subsidiaries produced approximately $14.8 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $18.2 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $1.5 million.

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

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

We have completed integrated audits of DST Systems, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Kansas City, Missouri
February 27, 2007

DST Systems, Inc.
Consolidated Balance Sheet
(dollars in millions, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$60.6	$80.2
Transfer agency investments	125.6	93.3
Accounts receivable (includes related party receivables of $23.2 and $18.5)	369.5	386.2
Inventories	17.9	15.2
Deferred income taxes	39.5	32.9
Other assets	39.4	33.7
Assets of business held for sale		118.9
	652.5	760.4
Investments	1,647.4	1,405.2
Properties	542.8	492.4
Goodwill	164.7	75.1
Intangible assets	41.2	18.9
Other assets	70.5	90.8
Assets of business held for sale		186.7
Total assets	$3,119.1	$3,029.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$948.0	$863.1
Transfer agency deposits	125.6	93.3
Accounts payable	100.0	97.6
Accrued compensation and benefits	94.2	90.2
Deferred revenues and gains	71.5	69.4
Other liabilities	138.2	160.3
Income taxes payable	118.8	137.7
Liabilities of business held for sale		110.7
	1,596.3	1,622.3
Long-term debt	493.2	541.4
Deferred income taxes	401.6	318.0
Other liabilities	55.7	52.1
	2,546.8	2,533.8
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	120.6	209.8
Retained earnings	1,434.9	1,162.0
Unearned compensation		(106.8)
Treasury stock, at cost	(1,519.3)	(1,148.2)
Accumulated other comprehensive income	535.1	377.9
Total stockholders’ equity	572.3	495.7
Total liabilities and stockholders’ equity	$3,119.1	$3,029.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Operating revenues	$1,556.2	$1,744.6	$1,732.0
Out-of-pocket reimbursements	679.6	770.5	696.6
Total revenues (includes related party revenues of $162.2, $158.7 and $156.5)	2,235.8	2,515.1	2,428.6
Costs and expenses	1,800.6	2,020.6	1,954.4
Depreciation and amortization	129.9	158.1	158.5
Income from operations	305.3	336.4	315.7
Interest expense	(77.3)	(66.6)	(55.3)
Other income, net	50.0	114.2	56.2
Gains on sale of businesses	52.8	274.2
Equity in earnings of unconsolidated affiliates	47.7	44.8	5.4
Income before income taxes	378.5	703.0	322.0
Income taxes	105.6	278.4	99.2
Net income	$272.9	$424.6	$222.8
Average common shares outstanding	66.1	75.2	83.7
Average diluted shares outstanding	72.1	78.7	86.1
Basic earnings per share	$4.13	$5.65	$2.66
Diluted earnings per share	$3.78	$5.39	$2.59

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in millions)

							Accumulated
	Common Stock		Additional				Other	Total
	Shares	Par	Paid-in	Retained	Unearned	Treasury	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Compensation	Stock	Income	Equity
December 31, 2003	83.9	$1.0	$208.8	$514.6	$	$(438.4)	$397.7	$683.7
Comprehensive income:
Net income				222.8
Other comprehensive income							41.4
Comprehensive income								264.2
Issuance of restricted stock	2.8		25.6		(137.1)	111.5
Amortization of restricted stock					4.5			4.5
Issuance of common stock	2.0		(8.1)			87.0		78.9
Repurchase of common stock	(5.7)					(285.5)		(285.5)
December 31, 2004	83.0	1.0	226.3	737.4	(132.6)	(525.4)	439.1	745.8
Comprehensive income:
Net income				424.6
Other comprehensive loss							(61.2)
Comprehensive income								363.4
Issuance of restricted stock	0.2		6.8		(8.8)	2.0
Amortization of restricted stock					34.6			34.6
Issuance of common stock	3.0		(23.3)			152.6		129.3
Repurchase of common stock	(14.5)					(777.4)		(777.4)
December 31, 2005	71.7	1.0	209.8	1,162.0	(106.8)	(1,148.2)	377.9	495.7
Comprehensive income:
Net income				272.9
Other comprehensive income							157.2
Comprehensive income								430.1
Reclassification upon adoption of SFAS123R			(106.8)		106.8
Issuance of restricted stock, net of forfeitures			1.7			(1.7)
Amortization of share based compensation.			25.0					25.0
Issuance of common stock	1.7		(9.1)			90.0		80.9
Repurchase of common stock	(7.7)					(459.4)		(459.4)
December 31, 2006	65.7	$1.0	$120.6	$1,434.9	$	$(1,519.3)	$535.1	$572.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows-operating activities:
Net income	$272.9	$424.6	$222.8
Depreciation and amortization	129.9	158.1	158.5
Net realized gains on investments	(14.5)	(81.2)	(24.8)
(Gain) loss on sale of businesses and property	(53.6)	(300.9)	1.6
Amortization of share based compensation	25.0	34.6	4.5
Amortization of debt issuance costs	13.1	5.2	4.5
Equity in earnings of unconsolidated affiliates	(47.7)	(44.8)	(5.4)
Cash dividends from unconsolidated affiliates	36.0
Deferred income taxes	(2.3)	(127.6)	64.3
Changes in accounts receivable	35.1	(15.3)	(79.2)
Changes in other assets	9.1	(80.3)	0.1
Changes in transfer agency investments	(32.2)	(18.1)	(11.8)
Changes in transfer agency deposits	32.2	18.1	11.8
Changes in accounts payable and accrued liabilities	(33.3)	19.9	52.2
Changes in income taxes payable	(12.1)	172.5	(22.5)
Changes in deferred revenues and gains	(6.8)	7.0	(21.6)
Changes in accrued compensation and benefits	4.5	2.8	20.9
Other, net	6.3	(6.6)	17.9
Total adjustments to net income	88.7	(256.6)	171.0
Net	361.6	168.0	393.8
Cash flows-investing activities:
Capital expenditures	(133.0)	(137.1)	(182.6)
Investments in securities	(56.5)	(66.1)	(50.1)
Investments in and advances to unconsolidated affiliates	(8.0)	(20.0)	(25.9)
Proceeds from sale of investments	114.3	43.8	96.2
Cash dividend from unconsolidated affiliate	244.0
Proceeds from exchange of CSC common stock		224.6
Proceeds from sale of businesses and property	8.3	551.5	13.2
Acquisition of Amisys Synertech, Inc., net of cash acquired	(136.5)
Other, net	(1.3)	(8.3)	(29.5)
Net	31.3	588.4	(178.7)
Cash flows-financing activities:
Proceeds from issuance of common stock	57.3	97.3	55.4
Principal payments on long-term debt	(36.0)	(116.4)	(77.8)
Net borrowings under revolving credit facilities	15.4	27.0	94.6
Repayment of promissory note		(105.8)
Common stock repurchased	(459.4)	(671.6)	(285.5)
Other, net	10.2	(1.7)	1.3
Net	(412.5)	(771.2)	(212.0)
Net increase (decrease) in cash and cash equivalents	(19.6)	(14.8)	3.1
Cash and cash equivalents, beginning of year	80.2	95.0	91.9
Cash and cash equivalents, end of year	$60.6	$80.2	$95.0

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

The Company’s operating business units offer sophisticated information processing and software services and products. At December 31, 2006 and 2005, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which included two wholly-owned subsidiaries of the Company, DST Interactive, Inc. and DST Innovis, Inc. (collectively, the “Innovis Entities”). The Innovis Entities, which essentially comprised the Customer Management Segment, were sold on July 1, 2005.

A summary of each of the Company’s Segments, including the Customer Management Segment (sold on July 1, 2005), follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, healthcare providers and mortgage servicing organizations; record-keeping systems to support “managed account” investment products; and healthcare processing systems and services, including consumer directed healthcare administration solutions, offered to healthcare payers, third party administrators and medical practice groups.

As described in Note 3, there were certain changes in the composition of the Financial Services Segment during the years ended December 31, 2006 and 2005. On January 1, 2006, the Company merged its wholly-owned subsidiary, DST lock\line, Inc. (“lock\line”), into a wholly-owned subsidiary of Asurion Corporation (“Asurion”) for a 37.4% equity interest in Asurion. lock\line provided administrative services to telecommunication service providers that offer wireless equipment replacement and equipment maintenance programs to their customers. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry. On October 2, 2006, DST Health Solutions, Inc. (“DSTHS”) acquired Amisys Synertech, Inc. (“ASI”), a provider of healthcare benefit administration solutions supporting health plans, insurance companies and benefit administrators. ASI is an enterprise software developer, software applications service provider, and business process outsourcer for the U.S. healthcare industry. DSTHS became a subsidiary of DST on April 29, 2005 through an exchange transaction with Computer Sciences Corporation (“CSC”), former parent of the DSTHS business, whereby DST exchanged its investment in CSC common stock for the Health Solutions business. Using its proprietary software, DSTHS supports healthcare payers, third party administrators and medical practice groups with business process outsourcing services, application service provider solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. On June 17, 2005, the Company sold its wholly-owned subsidiary, EquiServe, Inc. (“EquiServe”), to Computershare Ltd. (“Computershare”). The EquiServe business unit provided securities transfer processing services to corporations.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions.

DST Output is among the largest First-Class mailers in the U.S. and conducts its operations from five production facilities located throughout the U.S., Canada and the U.K. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment and prior to July 1, 2005, customers of the Company’s Customer Management Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Customer Management

On July 1, 2005, DST sold the Innovis Entities which essentially comprised DST’s Customer Management Segment. Prior to July 1, 2005, the Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and Internet Protocol telephony, Internet and utility markets. The Customer Management Segment offered a comprehensive customer management and billing solution by providing core customer care products that were supplemented with the products and services offered from DST’s other operating Segments. The Customer Management Segment distributed its services and products on a direct basis, through subsidiaries in North America and the U.K., along with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.2 billion at December 31, 2006, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $762.7 million, $207.8 million and $56.0 million respectively, based on closing exchange values at December 31, 2006. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.

2.   Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued, which requires the consolidation of certain types of entities in which one company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities.”  The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures have entered into financing arrangements with the Company’s wholly-owned captive insurance company. In each case, the other joint venture partner has guaranteed at least 50% of the joint venture’s borrowings ($35.5 million at December 31, 2006) from the Company’s captive insurance company. A company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company’s analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities; however, the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary. The Company has not provided certain financial disclosures regarding the real estate variable interest entities where DST is not the primary beneficiary, due to the immaterial amounts involved.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has the following significant operating joint ventures; Boston Financial Data Services, Inc. (“BFDS”); IFDS (includes International Financial Data Services, U.K. (“IFDS U.K.”), International Financial Data Services, Canada (“IFDS Canada”) and

International Financial Data Services, Luxembourg); and Argus Health Systems, Inc. (“Argus”). Each of these operating joint ventures was formed prior to February 1, 2003. The Company’s FIN 46R analyses of these operating joint ventures indicate that none qualifies as a variable interest entity in accordance with the operating joint venture exception in FIN 46R. Although formed after February 1, 2003, DST believes that its investment in Asurion also doesn’t qualify as a variable interest entity due to meeting the criteria for the operating joint venture exception. Accordingly, the Company accounts for the operating results of these operating joint ventures using the equity method of accounting.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company’s revenues are computer processing and services revenues and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales is recognized as equipment is shipped. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized and are recorded as reductions in revenues, and the annual amounts are immaterial to the Company’s financial statements.

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

The Company may enter into revenue arrangements to sell products and services in which the Company is obligated to deliver to its customers multiple products and/or services (multiple deliverables). Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare payer software solutions to domestic customers and its Hi-Affinity products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

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

The Company capitalized $22.8 million, $40.0 million and $61.9 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to capitalized development costs totaled $25.8 million, $42.9 million and $32.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating costs include software development costs, some of which are non-capitalizable, as well as maintenance costs relating to internal proprietary systems and systems to be sold or licensed to third parties of approximately $134.8 million, $149.2 million and $189.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar interests are accounted for on an equity method basis based on the Company’s pro-rata ownership. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders’ equity as accumulated other comprehensive income. Security transactions are accounted for on the trade date. The Company uses specific identification of available-for-sale securities sold to calculate gross realized gains and losses. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost which approximates fair value.

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Data processing equipment, furniture, fixtures and other equipment are depreciated using accelerated methods over the estimated useful lives, principally three to five years. Data processing software is depreciated using the straight-line method over the estimated useful lives, generally three to five years. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment over a five to seven year life. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment.

Goodwill and intangible assets

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

Foreign currency translation

The Company’s international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders’ equity and were $23.9 million and $2.2 million at December 31, 2006 and 2005, respectively. While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

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

EITF Topic 04-8

In November 2004, the Emerging Issues Task Force issued EITF Topic 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”

(“EITF 04-08”). Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Related to the Company’s convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company’s average daily stock price for the quarter did not exceed $49.08, there was no impact on the calculation of diluted earnings per share from the adoption of EITF 04-08. For the years ended December 31, 2006 and 2005, there was additional dilution of approximately 3.0 million shares and 0.9 million shares, respectively, related to the Company’s average daily share price exceeding $49.08 during the year.

Earnings Per Share Proposed Accounting Standard

On September 30, 2005, the FASB issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. Under this “if converted” method, diluted earnings per share would have been $3.48, $4.71 and $2.39 (versus reported diluted earnings per share of $3.78, $5.39 and $2.59) for the years ended December 31, 2006, 2005 and 2004, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Derivative and Hedging Activities

Financial Accounting Standards Board Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company’s practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes.

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

New Accounting Standards

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under this dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the bulletin. The Company adopted this bulletin in the fourth quarter of

2006. The adoption of this standard did not result in a cumulative effect adjustment in the consolidated statement of stockholders’ equity.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Accounting of Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is still evaluating the requirements of FIN 48; however, management is aware of at least two items that may impact the Company upon adoption of this standard. The first item relates to the method of adopting this standard.  FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings. This could impact DST if the liability for income tax uncertainties established in connection with the DST Health Solutions exchange transaction requires adjustment under FIN 48. The second item relates to DST’s balance sheet classification of liabilities relating to income tax uncertainties.  The Company currently classifies all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company will be required to estimate and reclassify the amount of non-current tax uncertainties.

3.   Significant Business Transactions

Asurion Corporation

Merger of lock\line with Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary (“lock\line”) into a wholly-owned subsidiary of Asurion Corporation (“Asurion”), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording 37.4% of Asurion’s net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company has treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST’s 2006 consolidated statement of income. The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company’s 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain will be amortized primarily over a 15-year life, while the residual will be deferred indefinitely. For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST’s pro-rata portion of Asurion’s stockholders’ equity by $174.8 million. As a result, the Company allocated approximately $44.6 million of the excess purchase price to certain identifiable intangibles (net of deferred taxes) that will be amortized primarily over a 15-year life. The remaining excess purchase price has been allocated to goodwill and will not be subject to amortization, but rather on-going impairment tests. For the year ended December 31, 2006, the deferred gain amortization increased equity in earnings of Asurion by approximately $1.0 million while the amortization of identifiable intangibles reduced equity in earnings of Asurion by approximately $3.8 million.

Asurion accounted for the merger as a purchase of lock\line. Asurion has performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $273 million, of which Asurion has allocated approximately $100 million to certain identifiable intangibles that will be amortized primarily over a 15-year life. The residual has been allocated to goodwill, which is included in the Company’s investment in Asurion, and will not be subject to amortization, but rather on-going impairment tests. In addition to lock\line, Asurion has acquired two additional businesses in 2006 which has resulted in additional intangible assets that will be amortized. For the year ended December 31, 2006, the after-tax impact of Asurion amortizing the identifiable intangibles (lock\line and other acquisitions) was approximately $7.3 million, of which DST’s 37.4% pro-rata portion resulted in an approximate $2.7 million reduction in equity in earnings of Asurion due to the amortization.

Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. Asurion reported revenues of approximately $1.2 billion during the year ended December 31, 2006.

lock\line provided administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs for financial institutions. Vermont Western Assurance, Inc., a single parent captive insurance company owned by DST, writes reinsurance coverages for insurance programs that are provided in connection with lock\line’s consumer risk transfer programs.   Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company. This novation agreement was effective January 1, 2006. lock\line related operating revenues for the years ended December 31, 2005 and 2004, included in the Company’s consolidated statement of income, were $164.8 million and $110.5 million, respectively, including wireless handset underwriting revenues of $40.8 million and $13.2 million during the years ended December 31, 2005 and 2004, respectively. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line does not qualify as a discontinued operation. In conjunction with the closing of this transaction, the Company incurred $1.7 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the lock\line.

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

Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Asurion also made bonus payments to its vested stock option holders equivalent to their proportionate interest in the dividend, and the related compensation expense allocable to DST’s interest in Asurion reduced DST’s equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. In addition, incremental interest costs from the debt incurred to finance the distribution reduced DST’s equity in earnings of Asurion by approximately $8.4 million during the year ended December 31, 2006 and is expected to negatively impact DST’s equity in earnings of Asurion in the future. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST’s investment in Asurion was reduced by the amount of the dividend. In the Statement of Cash Flows, the Company bifurcated the dividend between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million. Equity in earnings of Asurion for the year ended December 31, 2006, excluding both amortization of intangibles recorded by DST and the deferred gain recorded by DST, was used to determine the amount included in cash flows from operating activities.

For income tax purposes, the dividend exceeded Asurion’s current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualifies for the 80% dividends received deduction and, as a consequence, that portion will be taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST’s estimated annual effective tax rate. The amount in excess of Asurion’s current and accumulated earnings and profits reduces DST’s tax basis in Asurion and the amount in excess of basis is reported as gain from the sale of a capital asset. Asurion has completed a preliminary analysis of its current and accumulated earnings and profits as of December 31, 2006 and for the year then ended. A complete analysis will not be available until Asurion files its 2006 federal income tax return. DST has recorded the income tax consequences of the dividend based on the preliminary Asurion analysis. On that basis, the estimated portion qualifying for the dividends received deduction reduced DST’s effective annual tax rate for the year ended December 31, 2006 by approximately $15.7 million, yielding an equivalent net income benefit for the year ended December 31, 2006.

Acquisition of Amisys Synertech, Inc.

On October 2, 2006, DST acquired Amisys Synertech, Inc. (“ASI”) through a merger with a wholly-owned subsidiary of DST Health Solutions, Inc. DST paid approximately $136.5 million (net of cash acquired) for ASI and the transaction has been accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The acquisition of ASI is immaterial to the consolidated financial results of DST. The Company is in the process of integrating the DST Health Solutions and ASI operations and will operate these businesses collectively under the name DST Health Solutions. DST believes the expanded DSTHS business will provide broader product offerings to existing and new customers, as well as increase opportunities to leverage DST’s AWD and Output Solutions products. The Company has not yet finalized its accounting for the acquired assets of ASI; when finalized, it is possible that amounts appearing in the table below will be adjusted. From October 2, 2006 through December 31, 2006, amortization of ASI’s proprietary software and identifiable intangible assets (customer relationships) resulted in approximately $1.8 million of amortization expense. In addition, the Company amortized $1.0 million of In Process Research and Development during the fourth quarter of 2006 resulting from the acquisition of ASI. Amortization related to customer relationships and proprietary software is estimated to be approximately $7.1 million for each of the years ending December 31, 2007, 2008, 2009, and 2010 and $5.8 million during 2011.

The following table summarizes the preliminary allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Cash	$6.3
Other current assets	19.1
Properties, including proprietary software of $26.2 million	38.6
Intangible assets	25.6
Goodwill	88.6
Deferred taxes	17.5
Other non-current assets	4.9
Total assets	200.6
Current portion of long-term debt	3.5
Current liabilities	24.1
Long-term debt	28.6
Non-current liabilities	1.6
Total liabilities	57.8
Net assets acquired	$142.8

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

As part of the transaction, DST’s subsidiary, DST Output, will continue to provide electronic and print/mail services to customers of the Innovis Entities under a long term contract with Amdocs. DST Output will be a preferred vendor of such services for customers of Amdocs in the United States. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million and $50.6 million for the period January 1, 2005 through July 1, 2005 and for the year ended December 31, 2004, respectively. Under a separate agreement with Amdocs, DST will also continue to provide support of its AWD software for customers of the Innovis Entities who currently utilize AWD. Elements of the purchase price were deferred related to transitional services that will be provided to Amdocs. Due to the ongoing cash flows that will be recorded by the Company from the Innovis Entities subsequent to the sale, the Company has determined that the Innovis Entities transaction does not qualify to be reported as a discontinued operation.

Sale of EquiServe, Inc.

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. to Computershare Ltd. (“Computershare”) in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company will continue to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements of a portion of the purchase price has been deferred. In addition, the Company provided a perpetual sourcecode license for Fairway to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company’s stock transfer business to software that will be for external use, in accordance with SOP 98-1. As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the sale of the EquiServe business. At the time of the sale, EquiServe employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. EquiServe recorded operating revenues of $233.8 million during the year ended December 31, 2004. Due to the ongoing cash flows that will be recorded by the Company related to EquiServe for Output Solutions, data center and AWD services, the Company has determined that the transaction does not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition has been treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other Income, net during the quarter ended December 31, 2005.

DST Health Solutions, Inc. Exchange

On April 29, 2005, the Company completed the exchange of its investment in 7.1 million shares of CSC common stock for CSC’s Health Plan Solutions business (now known as DST Health Solutions, Inc. or “Health Solutions”). Health Solutions is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The exchange value of the CSC shares at closing was $45.53 per share and Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06

(representing the exchange value of the Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in other income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration. The Company has included the Health Solutions financial results in the Financial Services Segment.

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

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6
Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8
Net assets acquired	$319.3

4.   Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2006	2005
Land	$57.7	$53.3
Buildings	314.1	296.6
Data processing equipment	280.2	257.9
Data processing software	403.5	344.3
Furniture, fixtures and other equipment	351.7	324.7
Leasehold improvements	62.9	68.8
Construction-in-progress	44.6	43.3
	1,514.7	1,388.9
Less accumulated depreciation and amortization	971.9	883.0
Net properties	$542.8	$505.9

The table above includes $13.5 million of net properties reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005. At December 31, 2006 and 2005, there were approximately $15 million and $21 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2006, there was approximately $9.4 million of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, was $125.4 million, $148.0 million and $149.7 million, respectively. Included in depreciation and amortization expense during the year ended December 31, 2005 is an asset impairment charge of $11.6 million related to the Company’s wealth management software products which are included in the Financial Services Segment.

During the year ended December 31, 2005, the Company recorded $27.0 million of net gains from the sale of property. These gains, which have been included in Costs and expenses on the statement of income, are primarily attributable to the sale of a building and its related property ($26.0 million total gain) included in the Investments and Other Segment.

5.   Investments

Investments are as follows (in millions):

	2006	Carrying Value
	Ownership	December 31,
	Percentage	2006	2005
Available-For-Sale Securities:
State Street Corporation	3%	$762.7	$709.2
Computershare Ltd	5%	207.8	147.3
Euronet Worldwide, Inc.	5%	56.0	52.4
Other Available-For-Sale Securities		249.4	179.8
		1,275.9	1,088.7
Unconsolidated Affiliates:
Boston Financial Data Services, Inc.	50%	120.0	118.3
International Financial Data Services, U.K.	50%	41.8	38.4
International Financial Data Services, Canada	50%	17.8	8.0
Argus Health Systems	50%	13.8	9.1
Asurion Corporation	37%	8.6
Unconsolidated Real Estate affiliates		95.9	93.6
Other Unconsolidated Affiliates		26.3	12.3
		324.2	279.7
Other:
Trading Securities		42.9	29.7
Held-to-Maturity		4.4	7.8
		47.3	37.5
Total Investments		$1,647.4	$1,405.9

The table above includes $0.7 million of investments reclassified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005.

State Street is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company’s investment in State Street’s common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $9.0 million, $9.2 million and $8.2 million in dividends from State Street during the years ended December 31, 2006, 2005 and 2004, respectively, which have been recorded in other income.

Computershare is a global provider of share registry management/transfer agency services and technology to the global securities industry. Computershare’s common stock is listed on the Australian Stock Exchange under ASX:  CPU. The aggregate market value of the Company’s investment in Computershare’s common stock presented above was based on the closing price on the Australian exchange at the respective year-end.

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

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	December 31,
	2006	2005
Book cost basis	$426.9	$468.4
Gross unrealized gains	850.6	621.3
Gross unrealized losses	(1.6)	(1.0)
Market value	$1,275.9	$1,088.7

During 2006, 2005 and 2004, the Company received $114.3 million, $43.4 million and $92.8 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $20.6 million, $85.2 million and $43.4 million and gross losses of $3.2 million, $3.3 million and $1.5 million, were recorded in 2006, 2005 and 2004, respectively, from available-for-sale securities. Included in the gross losses of available-for-sale securities is $1.0 million, $2.7 million and $0.6 million of investment impairments for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at December 31, 2006 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Common Stock	$26.2	$1.6	$	$	$26.2	$1.6

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

Including gross losses of available-for-sale securities, the Company recognized $1.0 million, $2.7 million and $1.8 million of investment impairments for the years ended December 31, 2006, 2005 and 2004, respectively, which the Company believed were other than temporary. The Company also recognized $1.8 million and $5.0 million of investment impairments for the years ended December 31, 2005 and 2004, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to available for sale investments in the Financial Services and Investments and Other Segments. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Included in other income, net, during year ended December 31, 2006 is a loss, in the amount of $2.9 million, principally related to the decline in value of a non-operating Chapter 11 bankruptcy claim.

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

Asurion, a private company principally based in Nashville, Tennessee, is a global provider of enhanced services and specialty insurance products to the wireless industry.  As further described in Note 3, the merger of lock\line with Asurion resulted in DST acquiring a 37.4% ownership interest in Asurion.

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space for the U.S. government.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2006	2005	2004
BFDS	$26.7	$29.0	$10.9
IFDS U.K.	8.7	10.0	4.6
IFDS Canada	4.1	5.5	3.5
Argus	4.7	(0.3)	0.8
Asurion	8.0
Other	(4.5)	0.6	(14.4)
	$47.7	$44.8	$5.4

In addition, earnings for BFDS for the year ended December 31, 2005 include the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related party gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to Computershare, an unrelated third party.

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Revenues	$2,170.0	$813.8	$777.8
Costs and expenses	2,059.7	758.6	729.0
Net income	110.3	55.2	48.8
Current assets	1,346.9	394.4	369.1
Noncurrent assets	1,281.3	809.8	836.1
Current liabilities	1,011.7	211.1	206.3
Noncurrent liabilities	1,422.1	519.5	621.8
Partners’ and stockholders’ equity	194.4	473.6	377.1

The Company’s unconsolidated affiliates had a carrying value of $324.2 million and $279.7 million at December 31, 2006 and 2005, respectively. The Company recognized revenues from these unconsolidated affiliates of $162.2 million, $158.7 million and $156.5 million in 2006, 2005 and 2004, respectively. The Company paid these unconsolidated affiliates $9.7 million, $29.8 million and $52.1 million in 2006, 2005 and 2004, respectively, for products, services and leases. At December 31, 2006 and 2005, the Company’s unconsolidated affiliates owed the Company $71.1 million and $76.3 million, respectively, including approximately $35.5 million and $37.2 million of a secured commercial mortgage loan receivable at December 31, 2006 and 2005, respectively, and $12.5 million and $20.7 million of advances at December 31, 2006 and 2005, respectively. Excluding 2006 advances under the BFDS promissory note (Note 7), net advances (repayments) to (from) these unconsolidated affiliates were $(8.2) million, $(10.1) million and $3.1 million during 2006, 2005 and 2004, respectively. Net investments in unconsolidated affiliates were $15.0 million, $9.1 million and $22.8 million during 2006, 2005 and 2004, respectively. Excluding amounts owed under the BFDS promissory note (Note 7), the Company owed $0.3 million and $0.1 million to unconsolidated affiliates at December 31, 2006 and 2005, respectively. In 2004, the Company paid $11.4 million to BFDS for installment payments related to the EquiServe acquisition. The 2004 payment included contingent consideration of $25.6 million which was recorded as goodwill and is included in other investing activities on the consolidated statement of cash flows.

Goodwill and other intangibles is classified as part of the Company’s investments in unconsolidated affiliates and represents the difference between the Company’s carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates’ net tangible assets.  At December 31, 2006 and 2005, goodwill and intangible assets (net of accumulated depreciation) was $173.8 million and $2.9 million, respectively.  The Company’s investment in Asurion was $171.0 million of the total goodwill and intangible assets at December 31, 2006.  Related amortization expense was $4.1 million, $0.4 million and $15.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.   In addition, included in 2004 equity in earnings of unconsolidated affiliates is a $14.7 million impairment charge related to a 20% owned unconsolidated affiliate.

6.   Goodwill and Intangible Assets

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by Segment (in millions):

	December 31,				December 31,
	2005	Acquisitions	Disposals	Other	2006
Financial Services	$152.8	$88.6	$(86.9)	$0.9	$155.4
Output Solutions	9.2			0.1	9.3
Total	$162.0	$88.6	$(86.9)	$1.0	$164.7

	December 31,				December 31,
	2004	Acquisitions	Disposals	Other	2005
Financial Services	$273.4	$60.1	$(179.9)	$(0.8)	$152.8
Output Solutions	9.2				9.2
Customer Management	5.4		(5.4)
Total	$288.0	$60.1	$(185.3)	$(0.8)	$162.0

The table above includes $86.9 million of goodwill classified as Assets of business held for sale in the Consolidated Balance Sheet at December 31, 2005. Approximately $63.8 million of consolidated goodwill is tax deductible at December 31, 2006. In the table above, the “other” column primarily represents the effects of foreign currency translation.

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationships	$45.3	$5.0	$126.3	$22.9
Other	3.0	2.1	2.1	1.0
Total	$48.3	$7.1	$128.4	$23.9

The table above includes $85.6 million of net intangible assets classified as Assets of business held for sale in the Consolidated Balance Sheet as of December 31, 2005.

Intangible assets at December 31, 2006 primarily represent customer relationships with estimated useful lives ranging from 5 to 13 years. The weighted average amortization period for customer relationships and other intangibles assets is twelve years and six years, respectively. Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $4.0 million, $8.4 million and $7.6 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2006 is estimated to be $4.0 million for 2007, $3.9 million for 2008, $3.8 million for each of the years 2009 and 2010 and $3.6 million for 2011. Except for approximately $20.5 million of intangible assets acquired in the DST Health Solutions transaction on April 29, 2005 and $1.7 million of intangible assets acquired in the ASI transaction on October 2, 2006, substantially all of the remaining intangibles in the above table are tax-deductible.

7.   Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2006	2005
Secured promissory notes	$36.7	$54.8
Convertible debentures	839.9	840.0
Revolving credit facilities	483.2	509.7
Related party promissory note	50.0
Other indebtedness	31.4
	1,441.2	1,404.5
Less debt due within one year	948.0	863.1
Long-term debt	$493.2	$541.4

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2006 under the real estate notes and equipment notes was $22.6 million and $14.1 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are both fixed and variable. Fixed rates range from 6.0% to 8.39% and one note, in the amount of $8.1 million at December 31, 2006, contained a variable rate based on LIBOR plus 160 basis points. The real estate loans are secured by real property owned by the Company. The equipment notes are payable in monthly installments with the balance due at the end of the term. Interest rates are fixed ranging from approximately 4.5% to 5.1% annually. The equipment notes mature on February 1, 2009 and February 1, 2010. These promissory notes are secured by the underlying equipment.

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The net proceeds (after expenses) of approximately $819 million were used in part in conjunction with the December 1, 2003 exchange transaction with the Janus Capital Group (the “Janus Exchange”). Prior to the closing of the Janus Exchange, the Company directed the proceeds to retire a short-term bank note of $100 million and pay down revolving bank debt of $220 million, with the remainder being invested. On December 1, 2003, the Company completed the Janus Exchange whereby the Company received from Janus 32.3 million shares of the Company’s common stock (27.9% of outstanding shares) in exchange for all outstanding stock of a DST subsidiary, DST Output Marketing Services, Inc. (“OMS”), which was part of DST’s Output Solutions Segment. At the time of the Janus Exchange, OMS held an operating sheet-fed offset commercial printing, graphics design, laser printing and fulfillment business and additional cash to equalize the value of the OMS operating business and the Company shares being exchanged.

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

Because the price of DST’s common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarters ended December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during the subsequent quarter. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. During the year ended December 31, 2006, DST settled approximately $0.1 million of conversions with cash. As a result of the security holders’ right to convert, and DST’s stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2006 and 2005. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs (included in other non-current assets at December 31, 2005), in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 consolidated statement of income.

On June 28, 2005, the Company entered into a new syndicated line of credit facility to replace its existing line of credit facility. The previous (November 2003) line of credit facility had a total commitment of $650 million and was comprised of a $400 million three-year revolving line of credit and a $250 million three-year term note and was secured by marketable securities owned by one of the Company’s subsidiaries. The June 2005 credit agreement provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins of 0.625% to 1.125%. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the credit facility is July 1, 2010. On June 28, 2005, the date of the refinancing transaction, the administrative agent transferred $300 million of the outstanding balance under the old credit facility to the new credit facility. This transfer has been treated as a non-cash transaction. The Company used a portion of the cash proceeds from the EquiServe sale on June 17, 2005 to repay the remaining amount outstanding under the old line of credit facility. The Company was in compliance with all debt covenants at December 31, 2006 and 2005.

The Company amended its revolving $600 million syndicated line of credit facility twice during the year ended December 31, 2006. The first amendment (i) subject to certain conditions, allows the Company to request an increase of up to $600 million in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company’s stock to settle both the principal and accrued interest portion of the Company’s Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company’s stock to settle any conversion premium payable upon any conversion of the Company’s Series A and B convertible senior debentures.

The second amendment, among other things, (i) deleted the consolidated net worth financial covenant from the credit agreement and increased the maximum consolidated leverage ratio permitted as of the end of each quarter from 3.00 to 1.00 to 3.25 to 1.00 for the remaining term of the credit agreement; and (ii) allowed DST to repurchase or redeem its capital stock with the proceeds from the Asurion distribution and with proceeds (not to exceed $50.0 million) from the sale of real property.

On September 30, 2005, one of the Company’s subsidiaries entered into a new line of credit agreement to replace an existing line of credit facility that is used for working capital requirements and general corporate purposes. The agreement provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2007. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The Company had $25.0 million and $9.9 million borrowed against this credit facility at December 31, 2006 and 2005, respectively.

One of the Company’s subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2006 and 2005, amounts borrowed under this loan were $19.0 million and $11.0 million, respectively. This margin loan is collateralized by the underlying marketable securities. One of the Company’s foreign subsidiaries has an available revolving credit agreement in the amount of $3.4 million at December 31, 2006. Outstanding borrowings against this foreign revolving credit agreements at December 31, 2006 approximated $0.4 million.

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

The Company entered into a related party promissory note with Boston Financial Data Services, Inc. (“BFDS”) on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $50.0 million at December 31, 2006. For the year ended December 31, 2006, the Company recorded interest expense related to this loan of $1.9 million.

Other indebtedness is comprised of debt obligations that the Company assumed in connection with the acquisition of ASI. The indebtedness is payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date for the largest of the assumed indebtedness is October 2016.

Future principal payments of indebtedness at December 31, 2006 are as follows (in millions):

2007	$948.0
2008	13.6
2009	14.9
2010	443.6
2011	3.7
Thereafter	17.4
Total	$1,441.2

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2006 and 2005. As of December 31, 2006, the market value of the Series A convertible senior debentures was approximately 139% of par value and the market value of the Series B convertible senior debentures was approximately 134% of par value.

8.   Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2006	2005	2004
U.S.	$354.5	$688.7	$282.9
International	24.0	14.3	39.1
Total	$378.5	$703.0	$322.0

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$98.8	$351.9	$29.9
State and local	1.4	49.4	(2.3)
International	7.7	9.3	8.7
Total current	107.9	410.6	36.3
Deferred
Federal	(0.2)	(113.8)	51.9
State and local	(2.2)	(14.2)	7.9
International	0.1	(4.2)	3.1
Total deferred	(2.3)	(132.2)	62.9
Total provision for income taxes	$105.6	$278.4	$99.2

Differences between the Company’s effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Provision for income taxes using the statutory rate in effect	$132.5	$246.0	$112.7
Tax effect of:
State and local income taxes, net	(0.5)	22.9	3.7
International income taxes, net	(0.6)	0.1	(1.9)
Earnings of U.S. unconsolidated affiliates	(8.8)	(8.1)	(3.3)
Asurion dividends received deduction	(13.8)
Health Solutions nontaxable exchange		(105.5)
Homeland Investment Act Dividend		2.0
Charitable stock contribution			(9.7)
Historic preservation tax credits	(8.7)		(3.7)
Uncertain tax positions	5.1	119.2	3.2
Other	0.4	1.8	(1.8)
Total provision for income taxes	$105.6	$278.4	$99.2
Effective tax rate	27.9%	39.6%	30.8%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet (including amounts reflected in Assets of businesses held for sale) are as follows (in millions):

	December 31,
	2006	2005
Liabilities:
Investments in available for sale securities	$(374.0)	$(266.6)
Unconsolidated affiliates and investments	(10.2)	(4.7)
Accumulated depreciation and amortization	(20.5)	(40.1)
Debenture original issue discount	(57.1)	(38.1)
Total deferred tax liabilities	(461.8)	(349.5)
Assets:
Book accruals not currently deductible for tax	35.1	19.0
Deferred compensation and other employee benefits	37.3	29.3
Net operating loss (federal and state)	16.4
Other	14.5	9.7
Total deferred tax assets	103.3	58.0
Valuation allowance, net	(3.6)
Net deferred tax liability	$(362.1)	$(291.5)

The table above includes $6.4 million of deferred tax liabilities classified as Assets of businesses held for sale in the consolidated balance sheet as of December 31, 2005.

The Company has approximately $41.1 million of net operating losses as of December 31, 2006 as a result of the ASI transaction (see Note 3). These net operating losses expire in years 2023 through 2026 and are available to reduce future income taxes. Since these net operating losses were generated prior to the acquisition of ASI, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration.

SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes it is more likely than not that state income taxes will not be reduced by net deferred tax assets related to the ASI acquisition, and, accordingly, has recorded a valuation allowance for that amount.

In the preliminary purchase price allocation related to the ASI transaction, a $3.8 million net valuation allowance against state income taxes was recorded. The reversal of $0.2 valuation allowance on state income taxes related to ASI is allocated to reduce goodwill associated with the acquisition.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2006, the cumulative amount of such unremitted earnings was $129.4 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates’ stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company’s tax basis. Deferred taxes provided on unremitted earnings through December 31, 2006 and 2005 were $9.6 million and $9.1 million, respectively.

As of December 31, 2006, accumulated undistributed earnings of foreign subsidiaries were $43.9 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

The American Jobs Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated approximately $88 million of foreign earnings from the United Kingdom. The Federal and state income tax expense related to the dividend is approximately $2 million (net of related foreign tax credits). Notwithstanding this one time repatriation of foreign earnings under the Act, the Company intends to indefinitely reinvest the remaining accumulated undistributed earnings of foreign subsidiaries. As a result, no U.S. tax expense has been provided for the remaining undistributed earnings.

An IRS examination for the tax years ended December 31, 2002, 2003, 2004 and 2005 began during 2006. The IRS examination of the tax years ended December 31, 1999, 2000 and 2001 concluded during 2006. The IRS adjustments to these returns have been considered in determining currently payable income taxes, including accrued interest, net of related tax benefit and related penalties.

In connection with the examination of the Company’s 2000 tax return, the IRS is continuing to examine a transaction the Company consummated in that year. At the time the Company completed the transaction, the tax treatment under the Internal Revenue Code was uncertain, and as a consequence, the Company provided income taxes of $13 million, the amount of income taxes the Company would be required to pay if the IRS disallowed the reported treatment of the transaction. If the IRS accepts the manner in which the Company has reported this transaction in its return, the Company will reverse the income tax liability of $13 million previously provided for this matter, as well as $8.6 million of accrued interest and penalty, as a reduction of income tax expense.

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995. During 2006, the Company reached a settlement with the IRS for claims from 1988 through 1992, and the settlement agreement was then applied to claims from 1993 through 1995. A federal income tax refund was received during 2006 related to this settlement. In addition, a settlement was reached with respect to the Company’s refund claims for research and experimentation credits for the years 1996 through 2001. A portion of the federal income tax refund received, in the amount of $1.3 million, was required to be reported as interest income and has been included in other income, net, in the Consolidated Statement of Income. The income tax effect of this IRS settlement and federal income tax refund during 2006 resulted in an income tax benefit of approximately $4.4 million. Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company’s operations after 2001. Income tax expense includes no research and experimentation credit benefits applicable to 2002 through 2004 operations.

In December 2003, the Company consummated an exchange with Janus pursuant to which the Company distributed its wholly-owned subsidiary, OMS, in a transaction which the Company has accounted for as a tax-free exchange under Section 355 of the Internal Revenue Code based on two separate tax opinions (the “Tax Opinions”) indicating the Company “should” be entitled to report the transaction as tax-free for federal and state income tax purposes. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position, which is contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then the Company could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value to Janus. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104 million and would incur federal and state income tax liabilities of approximately $42 million. The Company has not provided income taxes and related interest expense in connection with the possibility that the transaction may not be viewed as a tax-free exchange by the IRS.

The Health Solutions exchange transaction (see Note 3) has been structured to meet the requirements for treatment as a tax-free exchange in accordance with Section 355 of the Internal Revenue Code. The Company received two separate tax opinions at the “more likely than not” level of assurance that the transaction will comply with the provisions of Section 355. The tax opinions are not binding on the IRS. It is possible that the IRS could take a position contrary to the Company’s. If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283 million and would incur federal and state tax liabilities of approximately $111 million. Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company’s tax advisors have not reached the “should” level of assurance, the Company, for financial accounting purposes, has provided currently payable income taxes for the potential tax. The Company provided income taxes of $32 million at the time of the exchange transaction, which, when added to previously recorded deferred taxes provided in accordance with FAS 115, results in a $111 million accrual for the potential tax. Beginning in 2006, the Company accrued interest, through the Company’s tax provision, related to this matter. As promulgated by Generally Accepted Accounting Principles, the Company has presented this $111 million accrual plus accrued interest of $6.9 million, as a current liability in Income Taxes Payable, however, management estimates the resolution of this uncertainty could take more than one year.

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

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net income	$272.9	$424.6	$222.8
Dilutive securities at unconsolidated affiliates	(0.3)
Net income for dilutive computation	$272.6	$424.6	$222.8
Average common shares outstanding (excluding restricted stock)	66.1	75.2	83.7
Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	6.0	3.5	2.4
Average diluted shares outstanding	72.1	78.7	86.1
Basic earnings per share	$4.13	$5.65	$2.66
Diluted earnings per share	$3.78	$5.39	$2.59

The Company had approximately 65.7 million and 71.7 million shares outstanding at December 31, 2006 and 2005, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million, 2.7 million and 2.8 million at December 31, 2006, 2005 and 2004, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table. Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.8 million, 1.7 million and 4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company issued convertible senior debentures (see Note 7) that if converted in the future would have a potentially dilutive effect on the Company’s stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company’s stock price exceeds $49.08 per share. For the year ended December 31, 2006, there was additional dilution of approximately 3.0 million shares related to the Company’s average daily share price exceeding $49.08. During the year ended December 31, 2005, the number of diluted shares outstanding increased by approximately 0.9 million shares as a result of the Company’s average daily share price being greater than $49.08.

For diluted earnings per share purposes, DST’s equity in earnings of Asurion is calculated using a 35.5% pro-rata share based on Asurion’s fully diluted shares outstanding.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	$236.1	$29.4	$95.4
Proportional share of unconsolidated affiliate interest rate swap	3.5	(0.9)	(11.1)
Less reclassification adjustments for net gains included in net income	(17.4)	(81.9)	(41.9)
Foreign currency translation adjustments	21.7	(31.9)	16.0
Deferred income taxes	(86.7)	24.1	(17.0)
Other comprehensive income (loss)	$157.2	$(61.2)	$41.4

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period and proportional share of unconsolidated affiliates’ interest rate swaps	$79.9	$(56.1)	$0.7
Less reclassification adjustments for gains included in net income	(6.8)	(32.0)	(16.3)
Deferred income taxes	$86.7	$(24.1)	$17.0

Stock repurchases

The Company’s Board of Directors authorized DST’s share repurchase plan programs. The shares purchased will be utilized for the Company’s stock award programs and for general corporate purposes. At December 31, 2006, the Company had 4.0 million shares remaining to be purchased under the August 1, 2006 Board authorization. The current plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. Under the announced stock repurchase programs, the Company expended $434.6 million for approximately 7.3 million shares, $761.0 million for approximately 14.5 million shares, and $276.4 million for approximately 5.7 million shares during the years ended December 31, 2006, 2005, and 2004, respectively. Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $24.8 million, $16.4 million, and $9.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company had 29.6 million and 23.6 million shares of common stock held in treasury at December 31, 2006 and 2005, respectively.

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

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“1995 Plan”). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) 201,714 shares, the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2006, approximately 5.3 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company’s common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors’ Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors’ Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors’ Plan. As of December 31, 2006, approximately 288,000 shares were available under the Directors’ Plan. Awards under the Directors’ Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under SFAS 123, “Accounting for Stock-Based Compensation.” For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, the historical financial statements of the Company have not been adjusted. Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006. At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $0.8 million. These stock option awards were substantially vested at December 31, 2006. Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest. In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million. This amount has been included as a reduction to costs and expenses during the year ended December 31, 2006.

The following table illustrates the effect on net income and earnings per share, for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation related to all awards (in millions, except per share amounts):

		For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net income:	As reported	$424.6	$222.8
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		21.9	3.0
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(24.8)	(27.3)
Net income	Pro forma	$421.7	$198.5
Basic earnings per share:	As reported	$5.65	$2.66
	Pro forma	$5.63	$2.38
Diluted earnings per share:	As reported	$5.39	$2.59
	Pro forma	$5.42	$2.35

The Company did not issue any stock option awards during the years ended December 31, 2006 and 2005. The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model. For stock option awards issued during 2004, the weighted average fair value of options granted was $10.98. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for 2004: expected option term of 2.3 years, volatility of 38.5%, dividend yield of 0% and risk-free interest rate of 2.3%. Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. For the years ended December 31, 2005 and 2004, approximately $21.6 million and $12.4 million of income tax benefits, respectively, resulting from stock option exercises were included in operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $10.2 million were classified as a financing cash inflow (included in other financing cash inflows) during the year ended December 31, 2006. Cash proceeds from options exercised for the years ended December 31, 2006, 2005 and 2004 were $57.3 million, $97.3 million and $55.4 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

As discussed, the Company adopted SFAS 123R on January 1, 2006 using the modified prospective application transition method.  For share based awards that were partially or fully vested upon adoption of SFAS 123R, the Company excludes the impact of pro-forma deferred tax assets (the potential windfalls or shortfalls that would be recognized in the financial statements upon exercise of the award) when calculating the assumed proceeds under the treasury stock method for determining the denominator for diluted earnings per share.

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at December 31, 2003	16.6	$37.15
Granted	0.1	43.81
Exercised	(2.2)	29.45		$36.9
Forfeited or Expired	(0.2)	47.77
Outstanding at December 31, 2004	14.3	38.23
Granted
Exercised	(3.2)	30.68		70.0
Forfeited or Expired	(0.5)	53.81
Outstanding at December 31, 2005	10.6	39.89
Granted
Exercised	(1.7)	34.22		43.9
Forfeited or Expired
Outstanding at December 31, 2006	8.9	$40.84	4.5	$363.0
Exercisable at December 31, 2006	8.8	$40.80	4.5	$359.7

On October 29, 2004, the Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants. Subject to early lapsing and forfeiture provisions, the restrictions on shares granted to participants lapse on November 10, 2009 and January 31, 2010. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions and for special employee recognition purposes. The restrictions on shares granted after November 2004 also lapse on November 10, 2009. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2006 and 2005 is 2.5 million and 2.7 million, respectively.

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2003
Granted	2.8	$47.19
Vested
Forfeited
Non-vested at December 31, 2004	2.8	$47.19
Granted	0.3	$48.73
Vested	(0.2)	$47.17
Forfeited	(0.2)	$47.21
Non-vested at December 31, 2005	2.7	$47.33
Granted	0.1	$60.92
Vested	(0.1)	$46.95
Forfeited	(0.2)	$47.63
Non-vested at December 31, 2006	2.5	$48.01

The fair value of restricted stock awards which vested during the years ended December 31, 2006 and 2005 was $5.5 million and $8.0 million, respectively. At December 31, 2006, the Company had $71.7 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures. The impact of amortized compensation expense for the years ended December 31, 2006, 2005 and 2004 was $24.2 million, $34.6 million and $4.5 million, respectively. The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities. The 2006 amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $24.7 million for each of the years 2007 and 2008, $21.7 million for 2009 and $0.6 million for 2010. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan (“ESPP”) provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. Approximately 0.2 million shares and 0.3 million shares were issued under the ESPP during the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

The fair value of purchase rights granted in 2005 and 2004 was $9.93 per share and $7.93 per share, respectively. The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: expected option term of 1.0 year and 1.0 year, volatility of 16.6% and 19.9%, dividend yield of 0% and risk-free interest rate of 4.4% and 2.7%.

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

10.          Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $37.7 million, $36.8 million and $41.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. The Company incurred expenses under these plans of $1.1 million, $1.2 million and $0.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Included in Other Liabilities (non-current) are amounts deferred under these plans of approximately $38.0 million and $35.3 million at December 31, 2006 and 2005, respectively.

11.          Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2006	2005	2004
Interest paid during the year	$62.1	$62.4	$48.3
Income taxes paid during the year	114.8	243.2	55.9

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

The Company purchased approximately $8.0 million and $11.0 million of marketable securities under a margin loan with a regulated broker\dealer during the years ended December 31, 2006 and 2005, respectively. Additional non-cash items which occurred during 2005 related to EquiServe (Note 3), DST Health Solutions (Note 3) and purchasing shares of the Company’s stock with debt (Notes 7 and 9) are further described in these notes to the consolidated financial statements. During 2006, the Company purchased approximately $15.7 million of equipment with a promissory note.

12.          Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $55.7 million, $70.2 million and $51.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company’s Output Solutions Segment is required to make contingent rental payments under certain operating lease obligations related to usage of the underlying printing equipment. Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $7.2 million, $2.4 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has letters of credit of $21.0 million and $25.0 million outstanding at December 31, 2006 and 2005, respectively. Letters of credit are secured by the Company’s debt facility. Letters of credit at December 31, 2006 include $15.9 million related to real estate joint ventures discussed below.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2006 were not significant.

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

The Company has entered into an agreement to guarantee 50% of the obligations of a 50% owned joint venture as a tenant under a real estate lease for an office building. The initial term of the lease is 10 years and 7 months, commencing March 1, 2007 and expiring September 30, 2017, with two five-year options to extend. The base rent for the initial term is $4.8 million per year, plus all operating expenses for the building.

The Company has entered into an agreement to guarantee 50% of a construction loan made to a 50% owned joint venture. The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million. At December 31, 2006, total borrowings against the loan were $0.3 million.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture. The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007. At December 31, 2006, total borrowings against the line of credit were $8.3 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture. The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007. At December 31, 2006, total borrowings on the loan were $26.7 million, resulting in a guarantee of $2.3 million by the Company.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2006, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner. At December 31, 2006, the Company and its joint venture partner had each contributed $28.5 million. The Company and its joint venture partner have each committed up to $15.9 million of equity investments in the aggregate in the event of delays in construction or lease commencement. The remaining equity contributions up to $15.9 million each have been secured through letters of credit that will begin expiring in 2007 through 2008. In February 2007, $1.8 million of the letters of credit expired. The Company is responsible for $15.9 million of the letters of credit at December 31, 2006. At December 31, 2006, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $4.0 million through 2017, for its use of a commercial office building. The commercial office building is owned by a wholly-owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $20.4 million mortgage loan from a bank. The loan has a floating interest rate based upon LIBOR and fully amortizes over a 15-year term. To fix the rate of borrowing costs, IFDS Canada entered into a 15-year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $20.4 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%. The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations. Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.1 million at December 31, 2006.

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

The following table sets forth the Company’s contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

			Software
		Operating	License
	Debt	Leases	Agreements	Other	Total
2007	$948.0	$28.3	$17.0	$14.4	$1,007.7
2008	13.6	15.0	16.5	7.8	52.9
2009	14.9	10.0	16.7	1.8	43.4
2010	443.6	8.5	2.3	0.5	454.9
2011	3.7	6.3	2.2		12.2
Thereafter	17.4	16.4	1.2		35.0
Total	$1,441.2	$84.5	$55.9	$24.5	$1,606.1

Debt includes secured promissory notes, convertible debentures, revolving credit facilities, related party promissory notes and other indebtedness described in Note 7 above.

The Company’s other commercial commitments are as follows (in millions):

	Standby
	Letters
	of Credit	Guarantees	Total
2007	$5.8	$8.5	$14.3
2008	15.2	2.2	17.4
2009		2.0	2.0
2010		3.0	3.0
2011		2.0	2.0
Thereafter		12.0	12.0
Total	$21.0	$29.7	$50.7

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

At December 31, 2006 and 2005, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

13.   Non-current other assets

Included in other non-current assets were $60.0 million and $64.0 million of prepaid expenses at December 31, 2006 and 2005, respectively.

14.   Current other liabilities

Included in current other liabilities were $52.8 million and $59.3 million of customer deposits, primarily related to postage deposits received from Output Solutions customers at December 31, 2006 and 2005, respectively.

15.   Segment and Geographic Information

The Company’s operating business units offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband/cable/satellite TV industry. As discussed in Note 3, the Innovis Entities were sold on July 1, 2005.

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

	Year Ended December 31, 2006
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,005.0	$535.9	$	$15.3	$	$1,556.2
Intersegment operating revenues	6.2			48.1	(54.3)
Out-of-pocket reimbursements	60.8	619.2		0.5	(0.9)	679.6
Total revenues	1,072.0	1,155.1		63.9	(55.2)	2,235.8
Costs and expenses	699.7	1,116.4		39.7	(55.2)	1,800.6
Depreciation and amortization	83.1	34.5		12.3		129.9
Income from operations	289.2	4.2		11.9		305.3
Other income, net	12.0	0.1		37.9		50.0
Gain on sale of business	52.8					52.8
Equity in earnings (losses) of unconsolidated affiliates	52.1			(4.4)		47.7
Earnings before interest and income taxes	$406.1	$4.3	$	$45.4	$	$455.8

	Year Ended December 31, 2005
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,175.7	$453.4	$96.6	$18.9	$	$1,744.6
Intersegment operating revenues	8.0	33.8		48.2	(90.0)
Out-of-pocket reimbursements	167.4	613.6	26.4	0.4	(37.3)	770.5
Total revenues	1,351.1	1,100.8	123.0	67.5	(127.3)	2,515.1
Costs and expenses	977.2	1,047.9	109.0	13.8	(127.3)	2,020.6
Depreciation and amortization	111.5	26.9	3.3	16.4		158.1
Income from operations	262.4	26.0	10.7	37.3		336.4
Other income, net	17.2	0.3		96.7		114.2
Gains on sale of businesses	120.4		153.8			274.2
Equity in earnings (losses) of unconsolidated affiliates	45.1			(0.3)		44.8
Earnings before interest and income taxes	$445.1	$26.3	$164.5	$133.7	$	$769.6

	Year Ended December 31, 2004
	Financial	Output	Customer	Investments/		Consolidated
	Services	Solutions	Management	Other	Eliminations	Total
Operating revenues	$1,132.1	$398.9	$188.3	$12.7	$	$1,732.0
Intersegment operating revenues	9.7	55.0		52.6	(117.3)
Out-of-pocket reimbursements	153.6	570.7	53.5	0.4	(81.6)	696.6
Total revenues	1,295.4	1,024.6	241.8	65.7	(198.9)	2,428.6
Costs and expenses	905.4	975.3	207.6	65.0	(198.9)	1,954.4
Depreciation and amortization	108.4	28.2	6.9	15.0		158.5
Income (loss) from operations	281.6	21.1	27.3	(14.3)		315.7
Other income, net	6.9			49.3		56.2
Equity in earnings (losses) of unconsolidated affiliates	7.2			(1.8)		5.4
Earnings before interest and income taxes	$295.7	$21.1	$27.3	$33.2	$	$377.3

Earnings before interest and income taxes in the segment reporting information above less interest expense of $77.3 million, $66.6 million and $55.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Revenues(1)(2):
U.S.	$2,003.6	$2,304.9	$2,216.5
U.K.	128.5	105.1	110.0
Canada	33.1	29.6	27.2
Australia	26.5	31.6	27.5
Others	44.1	43.9	47.4
	$2,235.8	$2,515.1	$2,428.6

(1)          Revenues are attributed to countries based on location of the client.

(2)          Certain amounts in 2005 and 2004 have been reclassified to conform to the 2006 presentation.

Information concerning total assets by reporting segment is as follows (in millions):

	Year Ended December, 31
	2006	2005
Financial Services	$2,332.9	$2,471.5
Output Solutions	374.4	379.4
Investments and Other	2,174.8	1,946.2
Eliminations	(1,763.0)	(1,767.6)
	$3,119.1	$3,029.5

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2006	2005
Long-lived assets:
U.S.	$529.6	$514.1
U.K.	67.2	70.6
Canada	14.1	9.9
Others	2.4	2.0
	$613.3	$596.6

16.   Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

		Year Ended December 31, 2006
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Operating revenues		$382.7	$380.5	$373.7	$419.3	$1,566.2
Out-of-pocket reimbursements		193.3	190.0	149.8	146.5	679.6
Total revenues		576.0	570.5	523.5	565.8	2,235.8
Cost and expenses		477.3	469.8	417.7	435.8	1,800.6
Depreciation and amortization		29.3	30.9	29.4	40.3	129.9
Income from operations		69.4	69.8	76.4	89.7	305.3
Interest expense		(29.5)	(16.3)	(14.0)	(17.5)	(77.3)
Other income, net		24.5	5.0	10.2	10.3	50.0
Gain on sale of business		52.8				52.8
Equity in earnings of unconsolidated affiliates		16.1	18.3	(2.3)	15.6	47.7
Income before income taxes		133.3	76.8	70.3	98.1	378.5
Income taxes		51.6	21.3	15.6	17.1	105.6
Net income		$81.7	$55.5	$54.7	$81.0	$272.9
Average common shares outstanding		67.9	67.1	66.3	63.3	66.1
Basic earnings per share		$1.20	$0.83	$0.83	$1.28	$4.13	(1)
Average diluted shares outstanding		73.4	73.0	72.0	70.1	72.1
Diluted earnings per share		$1.11	$0.76	$0.76	$1.15	$3.78	(1)
Common stock price ranges:	High	$61.60	$63.23	$63.01	$63.89	$63.89
	Low	$55.75	$55.31	$55.50	$60.97	$55.31

(1)          Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2006 quarterly earnings per share may not equal the total computed for the year.

		Year Ended December 31, 2005
		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Operating revenues		$437.1	$469.2	$411.6	$426.7	$1,744.6
Out-of-pocket reimbursements		191.2	201.1	189.2	189.0	770.5
Total revenues		628.3	670.3	600.8	615.7	2,515.1
Cost and expenses		515.7	549.8	470.2	484.9	2,020.6
Depreciation and amortization		35.8	38.4	35.9	48.0	158.1
Income from operations		76.8	82.1	94.7	82.8	336.4
Interest expense		(16.6)	(18.2)	(14.3)	(17.5)	(66.6)
Other income, net		7.7	82.3	12.1	12.1	114.2
Gains on sale of businesses			120.4	153.8		274.2
Equity in earnings of unconsolidated affiliates		7.9	20.0	8.6	8.3	44.8
Income before income taxes		75.8	286.6	254.9	85.7	703.0
Income taxes		26.6	116.3	100.6	34.9	278.4
Net income		$49.2	$170.3	$154.3	$50.8	$424.6
Average common shares outstanding		78.4	78.6	74.8	69.0	75.2
Basic earnings per share		$0.63	$2.17	$2.06	$0.73	$5.65	(1)
Average diluted shares outstanding		80.9	80.9	78.5	74.6	78.7
Diluted earnings per share		$0.61	$2.11	$1.97	$0.68	$5.39	(1)
Common stock price ranges:	High	$51.25	$48.38	$54.90	$62.14	$62.14
	Low	$44.83	$44.38	$46.55	$50.90	$44.38

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

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.   Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G (3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 8, 2007 (the “Definitive Proxy Statement”), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006.

(a)         Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “The Board of Directors” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)         Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “Executive Officers and Significant Employees of the Company” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)          Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading “Corporate Insiders and Significant Shareholders—Insider Disclosures” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)         Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to directors, officers (including, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.dstsystems.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

(e)          Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 407(d)(4) and (d)(5) of Regulation S-K under the heading “The Board of Directors” and the subheading “Audit Committee” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(f)            Certain Executive Officer Certifications

DST’s common stock is listed on the NYSE. As a result, DST’s Chief Executive Officer is required to make and he has made on May 9, 2006, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company is also disclosing, as required by such Listed Company Manual section, that it has filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.                 Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the sections “Non-Employee Director Compensation”, “Compensation Discussion and Analysis”, “Named Officer Compensation”, “Corporate Insiders and Significant Shareholders—Insider Disclosures”, “Compensation Committee Report”, and “Board Committee Matters and Reports—Compensation Committee” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 11.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Corporate Insiders and Significant Shareholders—Beneficial Ownership” in the Company’s Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2006 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company’s common stock issued under all of the Company’s equity compensation plans existing as of December 31, 2006, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A	B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2006	Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2006 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	8,952,462 (1)	40.88	(1),(2)	5,618,861	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan (“ESPP”)	None	None		589,844	(4)
Equity compensation plans not approved by shareholders	None	None		None

(1)          The number shown does not include:

•       Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. (“USCS”), which is currently named DST Systems of California, LLC. The Company acquired DST Systems of California, LLC on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of December 31, 2006 was 18,838, and the weighted average exercise price of such options is $13.71. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

•       Restricted DST common stock issued under the DST Systems, Inc. 2005 Equity Incentive Plan, formerly, the DST Systems, Inc. 1995 Stock Option and Performance Award Plan (“Award Plan”).

The number of shares of restricted stock that have issued under such plan as of December 31, 2006 is 3,965,571.

•       Restricted DST common stock issued under the DST Systems, Inc. 2005 Non-Employee Directors’ Award Plan (the “Directors’ Plan”). The number of shares of restricted stock that have issued under such plan as of December 31, 2006 is 12,378.

•       Service awards of common stock issued under the Award Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares that have issued under such plan as of December 31, 2006 is 23,370. The average grant price of shares granted as service awards during 2006 was $51.93.

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

(4)          The ESPP has been suspended and no shares were issued for the 2006 plan year. The suspension will continue until otherwise determined by the Compensation Committee of the Company’s Board of Directors. The number shown is the number available for issuance should the Committee lift the suspension.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 and Item 407(a) of Regulation S-K under the headings “Corporate Insiders and Significant Shareholders—Insider Disclosures” and “The Board of Directors—Independence and Accessibility” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.                 Principal Accountant Fees and Services

The information set forth in response to Item 9(e) of Schedule 14A under the heading “Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          List of Documents filed as part of this Report

(1)   Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

The consolidated financial statements consist of the following:

•        Consolidated Balance Sheets as of December 31, 2006 and 2005;

•        Consolidated Statement of Income for the three years ended December 31, 2006;

•        Consolidated Statement of Changes in Stockholders’ Equity for the three years ended December 31, 2006;

•        Consolidated Statement of Cash Flows for the three years ended December 31, 2006.

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

4.2.

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
10.1

The Amended and Restated Joint Venture Agreement regarding Boston Financial Data Services, Inc., effective as of October 31, 2006, between the Company and State Street Corporation, which is attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1. Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

10.4

The Company’s Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.(2)

10.5.1

The Company’s Supplemental Executive Retirement Plan effective January 1, 1999 as amended and restated as of May 14, 2002, which is attached as Exhibit 10.6 to the Company’s Form 10-Q dated August 14, 2002 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.1.(2)

10.5.2

The 2005-1 Amendment dated November 30, 2005 to the Company’s Supplemental Executive Retirement Plan, which is attached as Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.2.(2)

10.6

The Company’s Directors’ Deferred Fee Plan, amended and restated as of February 26, 2002, which is attached as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.(2)

10.7.1

The form of Trust Agreement between the Company as settlor and assignee trustee Marshall & Ilsley Trust Company as Trustee (trustee was previously UMB Bank, N.A.) dated December 31, 1987, with amendments through November 1, 1995 (“Officer Trust”), which is attached as Exhibit 10.20 to the Company’s IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.7.1.(2)

10.7.2

The Eighth Amendment dated December 31, 1998 to the Officer Trust, which amendment is attached as Exhibit 10.16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.2.(2)

10.7.3

The Ninth Amendment dated December 11, 2001 to the Officer Trust which is attached as Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.3.(2)

10.7.4

The Tenth Amendment dated December 16, 2004 to the Officer Trust, which is attached as Exhibit 10.9.4.(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.4.

10.8

The Employment Agreement between the Company and Thomas A. McDonnell dated as of November 30, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 6, 2005, (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.(2)

10.9

The Employment Agreement between the Company and Thomas A. McCullough dated as of November 30, 2005, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 6, 2005, (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.(2)

10.10

The Employment Agreement dated as of April 1, 1992 between the Company, Kenneth V. Hager and Kansas City Southern Industries, Inc. (“KCSI”) together with the October 9, 1995 Amendment dated October 9, 1995 (among other amendments removes KCSI as a party) which is attached as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10. (2)

10.11.1

The USCS International, Inc. 1988 Incentive Stock Option Plan (the “1988 USCS Option Plan”) dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.11.1.(1)(2)

10.11.2

The Amendment dated January 22, 1998, to the 1988 USCS Option Plan, which amendment is attached as exhibit 4.6.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (amendment Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.11.2.(1)(2)

10.12.1

The USCS International, Inc. 1990 Stock Option Plan (the “1990 USCS Option Plan”) dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.12.1.(1)(2)

10.12.2

The Amendment dated January 22, 1998, to the 1990 USCS Option Plan, which amendment is attached as exhibit 4.7.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.12.2.(1)(2)

10.13.1

The USCS International, Inc. 1993 Incentive Stock Option Plan (the “1993 USCS Option Plan”) dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.1.(1)(2)

10.13.2

The Amendment dated January 22, 1998, to the 1993 USCS Option Plan, which amendment is attached as exhibit 4.8.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.13.2.(1)(2)

10.14.1

The USCS International, Inc. 1996 Stock Option Plan (the “1996 USCS Option Plan”) dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.1.(1)(2)

10.14.2

The Amendment dated July 25, 1996, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.2 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.2.(1)(2)

10.14.3

The Amendment dated January 23, 1997, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.3 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.3.(1)(2)

10.14.4

The Amendment dated January 22, 1998, to the 1996 USCS Option Plan, which amendment is attached as Exhibit 4.9.4 to the Company’s Registration Statement on Form S-8 dated December 21, 1998 (Registration No. 333-69393), is hereby incorporated by reference as Exhibit 10.14.4.(1)(2)

10.15.1

The Company’s 2005 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.1. (2)

10.15.2

The First Amendment to the 2005 Equity Incentive Plan dated November 30, 2005 which is attached as Exhibit 10.15.2. to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.2. (2)

10.16.1

The Company’s 2005 Non-Employee Directors’ Award Plan, which is attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.1.(2)

10.16.2

The First Amendment to the 2005 Non-Employee Directors’ Award Plan dated November 30, 2005 which is attached as Exhibit 10.17.2. to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.2.(2)

10.17.1

The Form of Restricted Shares Award Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.1.(2)

10.17.2

The First Amendment to Form of Restricted Shares Award Agreement, which amendment is attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference by Exhibit 10.17.2.(2)

10.18

The Form of Restricted Shares Award Agreement under the 2005 Non-Employee Directors’ Award Plan, which is attached as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q dated August 9, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.(2)

10.19

The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19. (2)

10.20.1

The Syndicated Credit Agreement, dated as of June 28, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.1.

10.20.2

The First Amendment dated as of February 17, 2006 to Syndicated Credit Agreement, which Amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.2.

10.20.3

The Second Amendment dated as of September 1, 2006 to Syndicated Credit Agreement which amendment is attached as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 23, 2006 (Commission File No. 1-14036) is hereby incorporated by reference as Exhibit 10.20.3.

10.21

The Indenture, dated as of August 12, 2003, between the Company and JP Morgan Chase Bank, as Trustee, under which the debentures were issued, which is attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.

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
Thomas A. McDonnell
President, Principal Executive Officer, Chief Executive Officer and Director

Dated: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 22, 2007.

/s/ A. EDWARD ALLINSON	/s/ THOMAS A. MCDONNELL
A. Edward Allinson	Thomas A. McDonnell
Director	President, Principal Executive Officer, Chief Executive Officer and Director
/s/ GEORGE L. ARGYROS	/s/ THOMAS A. MCCULLOUGH
George L. Argyros	Thomas A. McCullough
Director	Executive Vice President, Chief Operating Officer and Director
/s/ WILLIAM C. NELSON	/s/ KENNETH V. HAGER
William C. Nelson	Kenneth V. Hager
Director	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ TRAVIS E. REED	/s/ GREGG WM. GIVENS
Travis E. Reed	Gregg Wm. Givens
Director	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ M. JEANNINE STRANDJORD
M. Jeannine Strandjord
Director

DST Systems, Inc.,
2006 Form 10-K Annual Report
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