Form 10-Q
period 2007-03-31
DST SYSTEMS INC
filed 2007-05-10
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐    No ☒

Number of shares outstanding of the Company’s common stock as of April 30, 2007:
Common Stock $0.01 par value – 64,457,888

DST Systems, Inc.
Form 10-Q
March 31, 2007
Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.
Form 10-Q
March 31, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

DST Systems, Inc.
Consolidated Balance Sheet
(unaudited and dollars in millions, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$85.9	$60.6
Transfer agency investments	72.1	125.6
Accounts receivable	376.9	369.5
Inventories	17.4	17.9
Deferred income taxes	40.6	39.5
Other assets	39.0	39.4
	631.9	652.5

Investments	1,704.3	1,647.4
Properties	522.8	542.8
Goodwill	112.9	164.7
Intangibles	24.5	41.2
Other assets	66.6	70.5
Total assets	$3,063.0	$3,119.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$968.4	$948.0
Transfer agency deposits	72.1	125.6
Accounts payable	75.4	100.0
Accrued compensation and benefits	82.0	94.2
Deferred revenues and gains	76.3	71.5
Other liabilities	125.4	138.2
Income taxes payable		118.8
	1,399.6	1,596.3

Long-term debt	518.0	493.2
Deferred income taxes	394.9	401.6
Income taxes payable	65.7
Other liabilities	61.4	55.7
	2,439.6	2,546.8
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	123.1	120.6
Retained earnings	1,519.6	1,434.9
Treasury stock (30.2 million and 29.6 million shares, respectively), at cost	(1,574.0)	(1,519.3)
Accumulated other comprehensive income	553.7	535.1
Total stockholders’ equity	623.4	572.3
Total liabilities and stockholders’ equity	$3,063.0	$3,119.1

The accompanying notes are an integral part of these financial statements.

 DST Systems, Inc.
Condensed Consolidated Statement of Income
(in millions, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Operating revenues	$426.2	$382.7
Out-of-pocket reimbursements	159.1	193.3

Total revenues	585.3	576.0

Costs and expenses	475.8	477.3
Depreciation and amortization	29.9	29.3

Income from operations	79.6	69.4

Interest expense	(18.2)	(29.5)
Other income, net	12.8	24.5
Gain on sale of business		52.8
Equity in earnings of unconsolidated affiliates	24.8	16.1

Income before income taxes	99.0	133.3
Income taxes	33.6	51.6

Net income	$65.4	$81.7

Average common shares outstanding	63.1	67.9
Diluted shares outstanding	71.8	73.4

Basic earnings per share	$1.04	$1.20
Diluted earnings per share	$0.90	$1.11

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Condensed Consolidated Statement of Cash Flows
(in millions)
(unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows — operating activities:
Net income	$65.4	$81.7
Depreciation and amortization	29.9	29.3
Net realized gain on investments	(4.2)	(16.1)
Gains on sale of businesses and properties	(0.3)	(52.8)
Share-based compensation expense	6.4	6.3
Amortization of debt issuance costs	0.1	12.7
Deferred income taxes	1.1	23.8
Equity in earnings of unconsolidated affiliates	(24.8)	(16.1)
Cash dividend from unconsolidated affiliates		25.1
Changes in accounts receivable	(7.6)	26.2
Changes in other assets	10.8	5.4
Changes in transfer agency investments	53.4	23.9
Changes in transfer agency deposits	(53.4)	(23.9)
Changes in accounts payable and accrued liabilities	(36.3)	(2.7)
Changes in income taxes payable	27.2	19.8
Changes in deferred revenues and gains	4.8	(0.1)
Changes in accrued compensation and benefits	(5.9)	(22.1)
Other, net	(7.5)	6.2
Total adjustments to net income	(6.3)	44.9
Net	59.1	126.6
Cash flows — investing activities:
Capital expenditures	(19.0)	(35.4)
Proceeds from sale of investments	16.5	97.4
Investments in securities	(46.1)	(23.9)
Proceeds from (investments in and advances to) unconsolidated affiliates	36.7	(10.7)
Proceeds from sale of properties	5.2
Other, net		(0.8)
Net	(6.7)	26.6
Cash flows — financing activities:
Proceeds from issuance of common stock	28.0	21.7
Principal payments on long-term debt	(7.7)	(22.6)
Net increase in revolving credit facilities	41.3	16.0
Common stock repurchased	(94.0)	(153.0)
Excess tax benefits from share based compensation	5.3	3.8
Net	(27.1)	(134.1)
Net increase in cash and cash equivalents	25.3	19.1
Cash and cash equivalents at beginning of period	60.6	80.2
Cash and cash equivalents at end of period	$85.9	$99.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

2.              Asurion Corporation Transaction

DST acquired an approximate 37.4% ownership interest in Asurion Corporation (“Asurion”) on January 1, 2006 when it merged its DST lock\line, Inc. subsidiary into a wholly-owned subsidiary of Asurion.  In April 2007, the Board of Directors of Asurion approved a transaction whereby certain private equity firms will own a significant stake in Asurion.  Based on the terms of the transaction, DST estimates that its subsidiary’s interest in Asurion will be converted into a 6% continuing ownership interest and after-tax cash proceeds of approximately $600 million.

Asurion’s transaction is subject to regulatory approval and satisfaction of standard pre-closing conditions.  Upon closing, which is expected to occur in either the second or third quarter of 2007, DST will no longer account for its investment in Asurion under the equity method of accounting, but rather will account for its continuing ownership interest under the cost basis of accounting.

3.  Investments

Investments are as follows (in millions):

	2007	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2007	2006
Available-for-sale securities:
State Street Corporation	3%	$732.4	$762.7
Computershare Ltd.	5%	259.7	207.8
Euronet Worldwide	5%	50.6	56.0
Other available-for-sale securities		293.3	249.4
		1,336.0	1,275.9

Unconsolidated affiliates:
Boston Financial Data Services	50%	127.9	120.0
International Financial Data Services, U.K.	50%	47.2	41.8
International Financial Data Services, Canada	50%	20.5	17.8
Argus Health Systems	50%	15.0	13.8
Asurion Corporation	37%	20.0	8.6
Unconsolidated real estate affiliates		59.1	95.9
Other unconsolidated affiliates		26.0	26.3
		315.7	324.2

Other:
Trading securities		48.6	42.9
Held-to-maturity		4.0	4.4
		52.6	47.3
Total investments		$1,704.3	$1,647.4

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	March 31,	December 31,
	2007	2006

Book cost basis	$462.9	$426.9
Gross unrealized gains	874.9	850.6
Gross unrealized losses	(1.8)	(1.6)
Market value	$1,336.0	$1,275.9

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $72.1 million and $125.6 million of transfer agency investments and deposits at March 31, 2007 and December 31, 2006, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of March 31, 2007 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common Stock	$35.3	$1.8	$	$	$35.3	$1.8

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

The Company recognized $0.5 million of investment impairments for the three months ended March 31, 2007, which the Company believed were other than temporary.  No impairments were recorded during the three months ended March 31, 2006.  The impairments recorded during the three months ended March 31, 2007 related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the other income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three months
	Ended March 31,
	2007	2006

Boston Financial Data Services, Inc.	$7.9	$6.6
International Financial Data Services, U.K.	3.5	1.2
International Financial Data Services, Canada	2.4	0.2
Argus Health Systems	1.2	1.0
Asurion Corporation	11.4	7.8
Other	(1.6)	(0.7)
	$24.8	$16.1

4.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2007, by segment (in millions):

	December 31,				March 31,
	2006	Acquisitions	Disposals	Other	2007

Financial Services	$155.4			$(51.8)	$103.6
Output Solutions	9.3				9.3

Total	$164.7			$(51.8)	$112.9

As further described in Note 6, DST adopted a new income tax accounting standard on January 1, 2007.  The adoption of this accounting standard resulted in a reduction in goodwill of approximately $52.6 million and intangible assets of approximately $16.5 million that were acquired during the April 2005 acquisition of DST Health Solutions, Inc.

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$27.1	$2.9	$45.3	$5.0
Other	1.0	0.7	3.0	2.1

Total	$28.1	$3.6	$48.3	$7.1

Amortization of intangible assets for the three months ended March 31, 2007 and 2006 was approximately $0.6 million.  The Company estimates that amortization expense attributable to intangible assets recorded as of March 31, 2007 will be approximately $1.6 million for the remainder of 2007, $2.1 million for 2008, $2.0 million for each of 2009 and 2010 and $1.9 million for each of 2011 and 2012.

5.  Debt

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006.  Actual conversions through March 31, 2007 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through June 30, 2007 as the stock price conversion feature was still in effect at March 31, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2007, DST purchased $11.3 million of computer equipment with a promissory note.  The note matures on April 1, 2010 and is secured by the equipment.  Interest accrues at a fixed rate of approximately 4.9% per year.

BFDS Promissory Note

As previously announced, the Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  In March 2007, an amendment to the existing promissory note between the Company and BFDS was executed.  The amendment increased the unsecured revolving borrowings limit from $50 million to $100 million.  The amount outstanding under this loan agreement was $60.0 million at March 31, 2007.  For the three months ended March 31, 2007, the Company recorded interest expense related to this loan of $0.7 million.

6.  Income Taxes

Effective January 1, 2007, DST adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination.  The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.

DST’s adoption resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being released, of which $68.2 million (net of related deferred income taxes) resulted in a reduction in previously recorded identified intangibles (including capitalized software) relating to the Company’s April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in stockholders’ equity as a cumulative effect adjustment.  The reduction in the identified intangibles resulted in a reduction in amortization expense of approximately $1.5 million during first quarter 2007 as compared to 2006.  The reduced amortization will continue in the future, as no identified intangibles remain from the DST Health Solutions acquisition.

Prior to the adoption of FIN 48, the Company classified all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company reclassified approximately $64.0 million of income tax uncertainties that are estimated to take more than 12 months to resolve to non-current liabilities.

The amount of gross unrecognized tax benefits as of January 1, 2007 is $53.8 million.  Included in the Company’s net unrecognized tax benefit at January 1, 2007 are $47.3 million of tax positions which, if recognized, would affect the effective tax rate.  Also included in the net unrecognized tax benefit at January 1, 2007 are $3.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company had $13.1 million of interest and penalties accrued associated with unrecognized tax benefits.  The liability for interest and penalties did not materially change as of March 31, 2007.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The IRS examination of the tax years ended December 31, 1999 through 2001 concluded during 2006.  In connection with the examination of the Company’s 2000 tax return, the IRS is continuing to examine a transaction the Company consummated in that year.  An IRS examination for the tax years ended December 31, 2002 through 2005 began during 2006.  As of March 31, 2007, the IRS has not proposed any significant adjustments which would be material to the Company’s financial statements.  Various state, local, and foreign income tax returns are also under examination by taxing authorities.  The Company does not believe that the outcome of any examination will have a material impact on our financial statements.

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 33.9% for the three months ended March 31, 2007 compared to 38.7% for the same period in 2006.  The lower effective tax rate for 2007 is due to the absence of the gain relating to the lock\line merger with Asurion which attracted a higher effective tax rate and due to a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48.  Excluding the effects of discrete period items, the Company estimates its recurring tax rate for the remainder of 2007 to be 33.4%.  The full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

7.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$65.4	$81.7
Dilutive securities at unconsolidated affiliates	(0.5)	(0.3)
Net income for dilutive computation	$64.9	$81.4

Average common shares outstanding (excluding restricted stock)	63.1	67.9

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	8.7	5.5

Diluted potential common shares	71.8	73.4

Basic earnings per share	$1.04	$1.20
Diluted earnings per share	$0.90	$1.11

The Company had approximately 65.2 million and 69.6 million shares outstanding at March 31, 2007 and 2006, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million at March 31, 2007 and 2006 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.1 million and 0.9 million for the three months ended March 31, 2007 and 2006, respectively.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  For the three months ended March 31, 2007 and  2006, there was additional dilution of approximately 5.3 million shares and 2.6 million shares, respectively, related to the Company’s average daily share price exceeding $49.08 per share.

The Company repurchased approximately 1,136,900 million shares of DST common stock for $81.6 million or approximately $71.77 per share during the three months ended March 31, 2007.  Cash proceeds from operations and borrowings on debt facilities were used to repurchase these shares.  At March 31, 2007, approximately 2.8 million shares remained under the existing share repurchase authorization plan.  On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$65.4	$81.7
Other comprehensive income (loss):
Unrealized gains on investments:
Unrealized holding gains arising during the period	25.4	107.3
Proportional share of unconsolidated affiliate interest rate swap	0.4	6.1
Less reclassification adjustments for net gains included in net income	(4.2)	(16.1)
Foreign currency translation adjustments	5.5	0.3
Deferred income taxes	(8.5)	(37.6)
Other comprehensive income	18.6	60.0
Comprehensive income	$84.0	$141.7

8.  Commitments and Contingencies

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

The Company has letters of credit of $18.8 million and $21.0 million outstanding at March 31, 2007 and December 31, 2006, respectively.  Letters of credit are secured by the Company’s debt facility.  Letters of credit at March 31, 2007 include $14.1 million related to real estate joint ventures discussed below.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2007 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a construction loan made to a 50% owned joint venture.  The construction loan becomes due and the Company’s guarantee thereof expires in June 2008 and allows for borrowings up to $2.6 million.  At March 31, 2007, total borrowings against the loan were $0.4 million.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007.  At March 31, 2007, total borrowings against the line of credit were $9.1 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture.  The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007.  At March 31, 2007, total borrowings on the loan were $29.6 million, resulting in a guarantee of $2.9 million by the Company.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At March 31, 2007, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The project is estimated to cost approximately $362 million and has been financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the Company and its real estate joint venture partner.  At March 31, 2007, the Company and its joint venture partner had each contributed $28.5 million.  The Company and its joint venture partner have each committed up to $14.1 million of additional equity investments in the aggregate in the event of delays in construction or lease commencement.  The remaining equity contributions up to $14.1 million each have been secured through letters of credit that will begin expiring in 2007 through 2008.  The Company is responsible for $14.1 million of the letters of credit at March 31, 2007.  At March 31, 2007, there were no outstanding borrowings against the letters of credit.

The Company and State Street have each guaranteed 50% of a lease obligation of IFDS U.K., which requires IFDS U.K. to make annual rent payments of approximately $4.0 million through 2017, for its use of a commercial office building.  The commercial office building is owned by a wholly-owned affiliate of International Financial Data Services, (Canada) Limited (“IFDS Canada”) and is financed with a $20.4 million mortgage loan from a bank.  The loan has a floating interest rate based upon LIBOR and fully amortizes over a 15-year term.  To fix the rate of borrowing costs, IFDS Canada entered into a 15-year interest rate hedge agreement with the same bank. The interest rate hedge, which has an initial notional amount value of approximately $20.4 million and scheduled reductions that coincide with the scheduled principal payments for the mortgage loan, was entered into for the purpose of fixing the borrowing costs of the mortgage at approximately 6.3%.  The Company and State Street have each guaranteed 50% of the amounts of the interest rate hedge obligations.  Upon default, the Company would be required to pay 50% of the total amount to close out of the hedge, which is approximately $0.1 million at March 31, 2007.

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

At March 31, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

9.  New Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company will be required to adopt this standard in the first quarter of 2008.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159).    SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Company will be required to adopt this standard in the first quarter of 2008.  Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

Earnings Per Share

The FASB previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.84 and $1.08 (versus reported diluted earnings per share of $0.90 and $1.11) for the three months ended March 31, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

10.  Segment Information

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31,	December 31,
	2007	2006

Financial Services	$2,251.4	$2,332.9
Output Solutions	374.5	374.4
Investments and Other	2,181.0	2,174.8
Eliminations	(1,743.9)	(1,763.0)
	$3,063.0	$3,119.1

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2007
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$273.7	$149.2	$3.3	$	$426.2
Intersegment operating revenues	1.8		12.5	(14.3)
Out-of-pocket reimbursements	16.3	142.8	0.1	(0.1)	159.1
Total revenues	291.8	292.0	15.9	(14.4)	585.3

Costs and expenses	209.6	270.6	10.0	(14.4)	475.8
Depreciation and amortization	18.4	9.1	2.4		29.9

Income from operations	63.8	12.3	3.5		79.6
Other income, net	3.2		9.6		12.8
Equity in earning (losses) of unconsolidated affiliates	26.7		(1.9)		24.8

Earnings before interest and income taxes	$93.7	$12.3	$11.2	$	$117.2

	Three Months Ended March 31, 2006
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$242.2	$135.8	$4.7	$	$382.7
Intersegment operating revenues	1.2		10.7	(11.9)
Out-of-pocket reimbursements	16.3	177.4	0.1	(0.5)	193.3
Total revenues	259.7	313.2	15.5	(12.4)	576.0

Costs and expenses	177.9	301.9	9.9	(12.4)	477.3
Depreciation and amortization	19.3	7.1	2.9		29.3

Income from operations	62.5	4.2	2.7		69.4
Other income, net	3.8		20.7		24.5
Gain on sale of business	52.8				52.8
Equity in earnings (losses) of unconsolidated affiliates	17.0		(0.9)		16.1

Earnings before interest and income taxes	$136.1	$4.2	$22.5	$	$162.8

Earnings before interest and income taxes in the segment reporting information above less interest expense of $18.2 million and $29.5 million for the three months ended March 31, 2007 and 2006, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As more fully described in Note 3 “Significant Business Transactions” to the Company’s Consolidated Financial Statements included in its 2006 Annual Report on Form 10-K, the Company acquired Amisys Synertech, Inc. on October 2, 2006 through a merger with a wholly-owned subsidiary of DST Health Solutions, Inc.

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

The Output Solutions Segment distributes its products directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.3 billion at March 31, 2007, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $732.4 million, $259.7 million and $50.6 million, respectively, based on closing exchange values at March 31, 2007. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months
	Ended March 31,
	2007	2006
Revenues
Operating revenues
Financial Services	$275.5	$243.4
Output Solutions	149.2	135.8
Investments and Other	15.8	15.4
Eliminations	(14.3)	(11.9)
	426.2	382.7
% change from prior year period	11.4%

Out-of-pocket reimbursements
Financial Services	16.3	16.3
Output Solutions	142.8	177.4
Investments and Other	0.1	0.1
Eliminations	(0.1)	(0.5)
	159.1	193.3
% change from prior year period	(17.7%)

Total revenues	$585.3	$576.0
% change from prior year period	1.6%

Income from operations
Financial Services	$63.8	$62.5
Output Solutions	12.3	4.2
Investments and Other	3.5	2.7
	79.6	69.4

Interest expense	(18.2)	(29.5)
Other income, net	12.8	24.5
Gain on sale of business		52.8
Equity in earnings of
unconsolidated affiliates	24.8	16.1
Income before income taxes	99.0	133.3
Income taxes	33.6	51.6
Net income	$65.4	$81.7

Basic earnings per share	$1.04	$1.20
Diluted earnings per share	$0.90	$1.11

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2007, increased $9.3 million or 1.6% compared to the same period in 2006.  Consolidated operating revenues for the three months ended March 31, 2007 increased $43.5 million or 11.4% as compared to the same period in 2006 primarily from the inclusion of ASI operating revenues which was acquired on October 2, 2006, higher license fees for international investment management and AWD software and higher Output Solutions volumes.

Consolidated OOP reimbursements during the three months ended March 31, 2007 decreased $34.2 million or 17.7% due to lower Output Solutions OOP reimbursement revenues as a result of certain clients supplying their own postage in 2007 rather than have Output Solutions acquire postage on behalf of the client.

Financial Services Segment total revenues for the three months ended March 31, 2007 increased $32.1 million or 12.4% over the same period in 2006.  Financial Services Segment operating revenues for the three months ended March 31, 2007 increased $32.1 million or 13.2% compared to the same period in 2006 primarily from the inclusion of ASI revenues and higher license fees for international investment management and AWD software, higher mutual fund and AWD revenues.

Output Solutions Segment total revenues for the three months ended March 31, 2007, decreased $21.2 million or 6.8% compared to the same period in 2006.  Output Solutions Segment operating revenues for the three months ended March 31, 2007 increased $13.4 million or 9.9% over the same period in 2006, principally from higher U.S. processing volumes, a contract termination fee of $3.1 million and revenues from new international clients.

Investments and Other Segment operating revenues, primarily rental income for facilities leased to the Company’s operating segments, for the three months ended March 31, 2007 were $15.8 million, an increase of $0.4 million or 2.6% compared to the same period in 2006.

Income from operations

Consolidated income from operations for the three months ended March 31, 2007 was $79.6 million, an increase of $10.2 million or 14.7% compared to the same period in 2006, primarily from higher license fees for international investment management and AWD software, higher contributions from Output Solutions, including a $3.1 million contract termination fee, and higher contributions from mutual fund shareowner processing.

Financial Services Segment income from operations for the three months ended March 31, 2007 increased $1.3 million or 2.0% from the prior year quarter to $63.8 million, attributable to higher license fee revenues and the elimination of amortization of DST Health Solutions, Inc. intangibles from the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109” (“FIN 48”).  The reduction in amortization expense during first quarter 2007 was approximately $1.5 million compared to first quarter 2006.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.  These increases in 2007 operating income are partially offset by higher personnel costs in 2007 to support business growth.

Output Solutions Segment income from operations for the three months ended March 31, 2007 increased $8.1 million as compared to the prior year quarter, primarily from higher U.S. processing volumes, increased revenues from new international clients, a $3.1 million contract termination fee, and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies.

Investments and Other Segment income from operations totaled $3.5 million for the three months ended March 31, 2007, an increase of $0.8 million or 29.6% compared to the same period in 2006 attributable to a $0.3 million gain from the sale of a property, higher rental income and operational cost improvements.

Interest expense

Interest expense was $18.2 million for the three months ended March 31, 2007, a decrease of $11.3 million as compared to the three months ended March 31, 2006.  Included in interest expense during the three months ended March 31, 2006 is the write-off of the Company’s convertible debentures debt issuance costs in the amount of $12.7 million.  Absent this item, interest expense increased during 2007 due to higher average debt balances and higher average interest rates.

Other income, net

Other income was $12.8 million for the three months ended March 31, 2007, a decrease of $11.7 million as compared to the three months ended March 31, 2006, principally from lower gains from securities transactions in 2007.  Included in the three months ended March 31, 2006 were net gains of approximately $16.1 million, principally resulting from the sale of approximately 1.5 million shares of State Street Corporation, compared to $3.3 million of net gains from securities transactions during 2007.  In addition, 2007 other income includes a gain related to the recovery in a non-operating Chapter 11 bankruptcy claim of an amount due from a previous client, in the amount of $1.0 million.  Absent the gains on securities transactions and the recovery of the bankruptcy claim, other income increased during 2007 by approximately $0.1 million as a result of higher dividend income.

Gain on sale of business

During the three months ended March 31, 2006, the Company recognized a $52.8 million net gain from the January 1, 2006 lock\line merger with Asurion.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended
	March 31,
	2007	2006

BFDS	$7.9	$6.6
IFDS - U.K.	3.5	1.2
IFDS - Canada	2.4	0.2
Argus	1.2	1.0
Asurion	11.4	7.8
Other	(1.6)	(0.7)
	$24.8	$16.1

DST equity in earnings of BFDS for the three months ended March 31, 2007, increased $1.3 million due to increased mutual fund shareowner servicing revenues from an increase in shareowner accounts processed and improvements in operations.

DST’s equity in IFDS U.K. earnings for the three months ended March 31, 2007 increased $2.3 million compared to the same period in 2006, primarily from increased revenues and improvements in operations.  Accounts serviced by IFDS U.K. were 5.8 million at March 31, 2007, an increase of 0.2 million or 3.6% from December 31, 2006 and an increase of 0.5 million or 9.4% from March 31, 2006.

DST’s equity in IFDS Canada earnings for the three months ended March 31, 2007 increased $2.2 million compared to the same period in 2006, primarily from improvements in operations and a $1.2 million deferred income tax benefit.  Accounts serviced by IFDS Canada were 7.3 million at March 31, 2007, an increase of 0.2 million or 2.8% from December 31, 2006 and an increase of 0.5 million or 7.4% from March 31, 2006.

DST’s equity in Argus earnings for the three months ended March 31, 2007 increased $0.2 million compared to the same period in 2006, from higher levels of pharmacy claims processed, principally Medicare Part D claims, partially offset by an increase in personnel costs and data processing support costs charged by DST.

DST’s equity in Asurion earnings for the three months ended March 31, 2007 increased $3.6 million compared to the same period in 2006, from higher revenues, primarily from higher subscribers to Asurion’s handset insurance programs and operational cost improvements, partially offset by increased interest expense for the debt incurred in third quarter 2006 to finance a distribution to shareholders.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 33.9% for the three months ended March 31, 2007 compared to 38.7% for the same period in 2006.  The lower effective tax rate for 2007 is due to the absence of the gain relating to the lock\line merger with Asurion which attracted a higher effective tax rate and due to a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48.  Excluding the effects of discrete period items, the Company estimates its recurring tax rate for the remainder of 2007 to be 33.4%.  The full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2007 were $291.8 million, an increase of $32.1 million or 12.4% as compared to the same period in 2006.  Financial Services Segment operating revenues for the three months ended March 31, 2007 were $275.5 million, an increase of $32.1 million or 13.2% as compared to the same period in 2006, primarily from the inclusion of ASI revenues and higher license fees for international investment management and AWD software, higher mutual fund and AWD revenues.

U.S. operating revenues for the three months ended March 31, 2007 were $236.0 million, an increase of $23.3 million or 10.9% as compared to the same period in 2006, primarily from the inclusion of ASI revenues and higher mutual fund and AWD revenues.  International operating revenues for the three months ended March 31, 2007 were $39.5 million, an increase of $8.8 million as compared to the same period in 2006, primarily attributable to higher license fees for investment management and AWD software.

U.S. mutual fund open shareowner accounts processed totaled 108.2 million at March 31, 2007, a net increase of 2.4 million or 2.3% from the 105.8 million serviced at December 31, 2006, and an increase of 4.7 million or 4.5% from the 103.5 million accounts serviced at March 31, 2006.  Tax-advantaged retirement and educational savings accounts serviced (which include 529 and Coverdell savings plan accounts) totaled 41.4 million at March 31, 2007, a net increase of 0.9 million accounts or 2.2% since December 31, 2006 and an increase of 1.4 million or 3.5% from the 40.0 million accounts at March 31, 2006.  In addition, previously announced new mutual fund client commitments of approximately 7.6 million accounts, based on current account levels, are expected to convert in the second and third quarters of 2007.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $16.7 million of software license fee revenues for the three months ended March 31, 2007, an increase of $5.0 million compared to the same period in 2006, due primarily to higher international investment management and AWD license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three months ended March 31, 2007 increased $31.7 million or 17.8% compared to first quarter 2006, primarily due to the inclusion of ASI, increased personnel costs to support business growth and ASI merger integration costs of approximately $2.8 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs decreased $0.9 million or 4.7% in first quarter 2007 as compared to the first quarter 2006.  The net decrease was attributable to lower depreciation of computer equipment and the absence of amortization of DST Health Solutions, Inc. intangible assets resulting from the adoption of FIN 48, which is partially offset by the inclusion of amortization of ASI intangible assets.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2007 increased $1.3 million or 2.0% from the prior year quarter to $63.8 million, attributable to higher license fee revenues and the elimination of amortization of DST Health Solutions, Inc. intangibles from the adoption of FIN 48.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2007 were $292.0 million, a decrease of $21.2 million or 6.8% as compared to the same period in 2006.  Output Solutions Segment operating revenues for the three months ended March 31, 2007 were $149.2 million, an increase of $13.4 million or 9.9% as compared to the same period in 2006, principally from higher U.S. processing volumes, a contract termination fee of $3.1 million and revenues from new international clients.

Output Solutions Segment images produced for the three months ended March 31, 2007 were 4.3 billion, an increase of 22.2% compared to the same period in 2006.  Items mailed during the three months ended March 31, 2007 were 694.2 million, an increase of 11.7% as compared to the same period in 2006.  Revenues per image and package have declined principally as a result of higher relative volume increases from customers with lower unit pricing.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) decreased $31.3 million or 10.4% from first quarter 2006 attributable to lower OOP costs associated with a reduction in OOP reimbursement revenues of approximately $34.6 million resulting from certain clients purchasing postage directly, offset by higher material and equipment costs associated with increased volumes.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three months ended March 31, 2007, increased $2.0 million or 28.1% compared to the same period in 2006 attributable to depreciation on new proprietary printing and inserting equipment.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2007 was $12.3 million, an increase of $8.1 million compared to the same period in 2006.  Contributing to the increase were higher U.S. volumes and revenues from new international clients, a $3.1 million contract termination fee and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies.  As previously announced, a client completed its internalization of its print / mail operations as a result of a merger with a company with in-house capabilities at the end of the first quarter of 2006.  The loss of this client will adversely affect revenues and operating income for the remainder of 2007.  Operating revenues from this client were approximately $20.3 million for the year ended December 31, 2006.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues, primarily rental income from facilities leased to the Company’s operating segments, were $15.8 million for the three months ended March 31, 2007, an increase of $0.4 million or 2.6%, as compared to the same period in 2006 due to higher rental activities.

Costs and expenses

Investments and Other Segment costs and expenses increased $0.1 million during the three months ended March 31, 2007 as compared to the same period in 2006.  Increased costs and expenses associated with increased revenues during 2007 were partially offset by the sale of a property in 2007 that resulted in a gain of approximately $0.3 million, which was included as a net reduction in costs and expenses, and operational cost improvements.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.5 million during the three months ended March 31, 2007 as compared to the same period in 2006 due to the sale of a property during the fourth quarter of 2006 and the sale of another property during the middle of first quarter of 2007.

Income from operations

Investments and Other Segment income from operations totaled $3.5 million for the three months ended March 31, 2007, an increase of $0.8 million or 29.6% compared to the same period in 2006 attributable to a $0.3 million gain from the sale of a property, higher rental income and operational cost improvements.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31,	December 31,
	2007	2006

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	66.8	65.3
IRA mutual fund accounts	23.7	23.3
Other retirement accounts	6.1	4.2
TRAC mutual fund accounts	4.4	6.1
Section 529 and Educational IRA’s	7.2	6.9
	108.2	105.8

International
United Kingdom (1)	5.8	5.6
Canada (2)	7.3	7.1

TRAC participants (millions)	4.6	4.5
Automated Work Distributor workstations (thousands)	124.0	120.8
DST Health Solutions covered lives (millions)	25.7	25.3
Asurion supported consumers (millions)	61.1	58.8

	For the Three Months
	Ended March 31,
	2007	2006
Output Solutions Operating Data
Images produced (millions)	4,273	3,497
Items mailed (millions)	694	621

Other Operating Data
Pharmacy claims processed by Argus (millions)	146.8	119.4

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  During the year ended December 31, 2006, the Company realized significant cash flows from investing activities related to the sale of investments and dividends from unconsolidated affiliates.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2007 and 2006 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $59.1 million and $126.6 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in operating cash flows during 2007 is attributable to a $25.1 million dividend from an unconsolidated affiliate received in 2006, lower accounts receivable collections and higher payments on accounts payable and accrued liabilities.  Operating cash flows during 2007 resulted principally from net income of $65.4 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $29.9 million and equity in earnings of unconsolidated affiliates of $24.8 million.  Significant working capital related adjustments to net income include decreases in accounts receivable of $7.6 million, accounts payable and accrued liabilities of $36.3 million and decreases in accrued compensation and benefits of $5.9 million.  The Company had $85.9 million of cash and cash equivalents at March 31, 2007, an increase of $25.3 million from December 31, 2006.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $72.1 million and $125.6 million of mutual fund transfer agency client investments and deposits at March 31, 2007 and December 31, 2006, respectively.

Investing Activities

Cash flows used in investing activities totaled $6.7 million during the three months ended March 31, 2007, as compared to cash flows provided by investing activities in the amount of $26.6 million during the three months ended March 31, 2006.  The decrease in cash provided by investing activities during 2007 was attributable to lower cash proceeds from the sale of investments during 2007 and higher investment purchases, partially offset by the repayment of loans by unconsolidated affiliates.

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities.

During the three months ended March 31, 2007, the Company expended $19.0 million on capital expenditures.  Of this total, approximately $1.0 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  The Output Solutions Segment expenditures were approximately $5.5 million primarily for new printing and inserting technologies that will be used to support new and existing business.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $46.1 million of investments in available-for-sale securities during the three months ended March 31, 2007, and received payments from unconsolidated affiliates of approximately $36.7 million.  During the three months ended March 31, 2007, the Company received $16.5 million from the sale of investments in available-for-sale and other securities.

Financing Activities

Cash flows used in financing activities totaled $27.1 million and $134.1 million for the three months ended March 31, 2007 and 2006, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $28.0 million and $21.7 million from the issuance of common stock upon the exercise of employee stock options during the three months ended March 31, 2007 and 2006, respectively.

The Company repurchased approximately 1,136,900 shares of DST common stock for $81.6 million or approximately $71.77 per share during the three months ended March 31, 2007.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.

On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  At March 31, 2007, the Company had approximately 2.8 million shares remaining to be purchased under this plan.  On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $12.4 million and $8.5 million during the three months ended March 31, 2007 and 2006, respectively.

Debt Activity

The Company has used the following primary sources of debt financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing.  The net increase in the Company’s line of credit facilities was $41.3 million during the three months ended March 31, 2007.  The Company had $1,486.4 million and $1,441.2 million of debt outstanding at March 31, 2007 and December 31, 2006, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006.  Actual conversions through March 31, 2007 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through June 30, 2007 as the stock price conversion feature was still in effect at March 31, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the three months ended March 31, 2007, DST purchased $11.3 million of computer equipment with a promissory note.  The note matures on April 1, 2010 and is secured by the equipment.  Interest accrues at a fixed rate of approximately 4.9% per year.

BFDS Promissory Note

As previously announced, the Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  In March 2007, an amendment to the existing promissory note between the Company and BFDS was executed.  The amendment increased the unsecured revolving borrowings limit from $50 million to $100 million.  The amount outstanding under this loan agreement was $60.0 million at March 31, 2007.  For the three months ended March 31, 2007, the Company recorded interest expense related to this loan of $0.7 million.

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

At March 31, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Significant Transactions

Asurion Corporation Transaction

DST acquired an approximate 37.4% ownership interest in Asurion Corporation on January 1, 2006 when it merged its DST lock\line, Inc. subsidiary into a wholly-owned subsidiary of Asurion.  In April 2007, the Board of Directors of Asurion approved a transaction whereby certain private equity firms will own a significant stake in Asurion.  Based on the terms of the transaction, DST estimates that its subsidiary’s interest in Asurion will be converted into a 6% continuing ownership interest and after-tax cash proceeds of approximately $600 million.

Asurion’s transaction is subject to regulatory approval and satisfaction of standard pre-closing conditions.  Upon closing, which is expected to occur in either the second or third quarter of 2007, DST will no longer account for its investment in Asurion under the equity method of accounting, but rather will account for its continuing ownership interest under the cost basis of accounting.  Excluding the gain to be recognized on this transaction, on a pro-forma basis, the transaction is not expected to have a material impact on DST’s net income or earnings per share for 2007; however, it is expected to significantly impact DST’s equity in earnings of unconsolidated affiliates.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $84.0 million for the three months ended March 31, 2007, compared to comprehensive income of $141.7 million for the three months ended March 31, 2006.  Comprehensive income includes net income of $65.4 million for the three months ended March 31, 2007, compared to $81.7 million for the three months ended March 31, 2006, and other comprehensive income of $17.7 million for the three months ended March 31, 2007, compared to other comprehensive income of $60.0 million for the three months ended March 31, 2006.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments.  At March 31, 2007, the Company’s available-for-sale securities had unrealized holding losses of $1.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at March 31, 2007 are other than temporary.

The Company recognized investment impairments of $0.5 million for the three months ended March 31, 2007 which the Company believed were other than temporary.  No impairments were recorded during the three months ended March 31, 2006.  The impairments related to investments held by the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

New Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, DST adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination.  The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.  DST’s adoption of this standard resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being released, of which $68.2 million (net of deferred taxes) resulted in a reduction in previously recorded intangible assets (including capitalized software) and goodwill relating to the Company’s April 2005 acquisition of DST Health Solutions, Inc., and the remainder of $19.3 million was recorded as an increase in stockholders’ equity as a cumulative effect adjustment in retained earnings.  Prior to the adoption of FIN 48, the Company classified all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company reclassified income tax uncertainties that are estimated to take more than 12 months to resolve as non-current.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company will be required to adopt this standard in the first quarter of 2008.  Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159).    SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Company will be required to adopt this standard in the first quarter of 2008.  Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

Earnings Per Share

The FASB previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.84 and $1.08 (versus reported diluted earnings per share of $0.90 and $1.11) for the three months ended March 31, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

EITF Issue No. 07-2

EITF Issue No. 07-2, “Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement upon Conversion” was discussed at the March 15, 2007 meeting of the Emerging Issues Task Force.  The issue is how a company should account for a convertible instrument that requires or permits partial cash settlement upon conversion if the embedded conversion option is not required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  At the March 2007 meeting, the Task Force requested that the FASB staff form a working group to discuss (a) the scope of this Issue, (b) diluted earnings per share considerations, and (c) other potential short-term improvements to the accounting for convertible instruments.  This Issue will be discussed further at a future meeting.  DST is continuing to monitor the EITF’s progress on this issue.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2007 was approximately $1.3 billion.  The impact of a 10% change in fair value of these investments would be approximately $82.0 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2007, the Company and its joint ventures had approximately $2.0 billion of cash balances maintained in such accounts, of which $1.9 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease net income by approximately $2.2 million.

At March 31, 2007, the Company had approximately $1.5 billion of debt, of which $574.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At March 31, 2007, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $8.1 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2007, the Company’s international subsidiaries had approximately $193.0 million in total assets, and for the three months ended March 31, 2007, these international subsidiaries produced approximately $3.9 million in net income.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $19.3 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income by approximately $0.4 million.

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

Item 4.  Controls and Procedures

As of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were effective.  There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control. Here is a brief description of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means the Company, together with its subsidiaries. The level of importance of each of the following trends and risks may vary from time to time, and the trends and risks are not listed in any specific order of importance.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

•              staggered terms for directors

•              specific procedures for stockholders to nominate new directors

•              cumulative voting in election of directors

•              the Board’s authority to issue and set the terms of preferred stock

•              a stockholders’ rights plan giving stockholders rights to purchase preferred stock if certain changes in our ownership occur

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	205,673(1)	66.96	86,900	3,899,200(2)
February 1- February 28	526,355(1)	72.07	475,000	3,424,200(2)
March 1 - March 31	583,279(1)	72.50	575,000	2,849,200(2)

(1)          For the three months ended March 31, 2007, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 178,407 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 118,773 shares were purchased in January 2007, 51,355 shares were purchased in February 2007 and 8,279 shares were purchased in March 2007.

(2)          On August 1, 2006, DST’s Board of Directors authorized the repurchase of an additional 6.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.  At March 31, 2007, the Company had approximately 2.8 million shares remaining to be purchased under this plan.  On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

On May 8, 2007, DST’s Board of Directors authorized an additional 5.0 million shares under the existing share repurchase authorization plan. This plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  When combined with the shares remaining under the existing share repurchase authorization plan at March 31, 2007, there are approximately 7.8 million shares authorized for repurchase from May 8, 2007 through July 31, 2008. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)        Exhibits:

31.1                           Certification of Chief Executive Officer of Registrant

31.2                           Certification of Chief Financial Officer of Registrant

32                                    Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 10, 2007.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)