Form 10-Q
period 2007-06-30
DST SYSTEMS INC
filed 2007-08-09
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐  No ☒

Number of shares outstanding of the Company’s common stock as of June 30, 2007:

Common Stock $0.01 par value — 63,448,649

DST Systems, Inc.

Form 10-Q

June 30, 2007

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2007

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

The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(unaudited and dollars in millions, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$94.3	$60.6
Transfer agency investments	103.2	125.6
Accounts receivable	355.2	369.5
Inventories	16.9	17.9
Deferred income taxes	38.3	39.5
Other assets	76.2	39.4
	684.1	652.5

Investments	1,820.2	1,647.4
Properties	498.7	542.8
Goodwill	113.0	164.7
Intangibles	23.7	41.2
Other assets	65.9	70.5
Total assets	$3,205.6	$3,119.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$965.6	$948.0
Transfer agency deposits	103.2	125.6
Amounts due under accounts receivable securitization program	200.0
Accounts payable	87.0	100.0
Accrued compensation and benefits	93.7	94.2
Deferred revenues and gains	71.3	71.5
Other liabilities	126.6	138.2
Income taxes payable		118.8
	1,647.4	1,596.3

Long-term debt	386.2	493.2
Deferred income taxes	436.0	401.6
Income taxes payable	65.3
Other liabilities	67.2	55.7
	2,602.1	2,546.8
Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	134.6	120.6
Retained earnings	1,592.4	1,434.9
Treasury stock (31.9 million and 29.6 million shares, respectively), at cost	(1,731.3)	(1,519.3)
Accumulated other comprehensive income	606.8	535.1
Total stockholders’ equity	603.5	572.3
Total liabilities and stockholders’ equity	$3,205.6	$3,119.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating revenues	$417.2	$380.5	$843.4	$763.2
Out-of-pocket reimbursements	149.8	190.0	308.9	383.3

Total revenues	567.0	570.5	1,152.3	1,146.5

Costs and expenses	445.5	469.8	921.3	947.1
Depreciation and amortization	31.6	30.9	61.5	60.2

Income from operations	89.9	69.8	169.5	139.2

Interest expense	(19.4)	(16.3)	(37.6)	(45.8)
Other income, net	13.9	5.0	26.7	29.5
Gain on sale of business				52.8
Equity in earnings of unconsolidated affiliates	22.5	18.3	47.3	34.4

Income before income taxes	106.9	76.8	205.9	210.1
Income taxes	34.1	21.3	67.7	72.9

Net income	$72.8	$55.5	$138.2	$137.2

Average common shares outstanding	61.6	67.1	62.4	67.5
Diluted shares outstanding	71.8	73.0	71.8	73.2

Basic earnings per share	$1.18	$0.83	$2.22	$2.03
Diluted earnings per share	$1.01	$0.76	$1.91	$1.87

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows—operating activities:
Net income	$138.2	$137.2
Depreciation and amortization	61.5	60.2
Net realized gain on investments	(8.1)	(13.1)
Gains on sale of business and properties	(13.8)	(52.8)
Share-based compensation expense	13.7	12.3
Amortization of debt issuance costs	0.6	12.9
Deferred income taxes	10.6	23.6
Equity in earnings of unconsolidated affiliates	(47.3)	(34.4)
Cash dividend from unconsolidated affiliates		25.2
Changes in accounts receivable	13.5	16.8
Changes in amounts due under accounts receivable securitization program	200.0
Changes in accounts payable and accrued liabilities	(23.5)	(1.7)
Changes in income taxes payable	(1.1)	(15.6)
Changes in accrued compensation and benefits	6.3	(11.1)
Other, net	1.0	4.6
Total adjustments to net income	213.4	26.9
Net	351.6	164.1

Cash flows—investing activities:
Capital expenditures	(45.0)	(65.7)
Proceeds from sale of investments	33.9	103.0
Investments in securities	(73.0)	(43.2)
Proceeds from (investments in and advances to) unconsolidated affiliates	33.2	(8.2)
Proceeds from sale of properties	42.4
Other, net		(0.8)
Net	(8.5)	(14.9)

Cash flows—financing activities:
Proceeds from issuance of common stock	66.8	38.6
Principal payments on long-term debt	(16.2)	(26.6)
Net increase (decrease) in revolving credit facilities	(74.3)	8.1
Common stock repurchased	(297.9)	(183.1)
Excess tax benefits from share based compensation	12.2	6.4
Net	(309.4)	(156.6)

Net increase (decrease) in cash and cash equivalents	33.7	(7.4)
Cash and cash equivalents at beginning of period	60.6	80.2

Cash and cash equivalents at end of period	$94.3	$72.8

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

2.              Asurion Corporation Transaction

DST acquired an approximate 37.4% ownership interest in Asurion Corporation (“Asurion”) on January 1, 2006 when it merged its DST lock\line, Inc. subsidiary into a wholly-owned subsidiary of Asurion.  Beginning January 1, 2006, DST accounted for its interest in Asurion under the equity method.  On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion.  As a result of the transaction, in July 2007 DST has received cash proceeds of $980 million and receivables of approximately $45.8 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced to approximately 6%.  Effective with the closing of the transaction on July 3, 2007, DST will account for its investment in Asurion under the cost basis of accounting and will no longer record equity in earnings of Asurion.  Approximately $575 million of the cash proceeds have been used to pay down debt and related facilities, while the remainder, most of which will be used to fund the Company’s estimated tax obligations resulting from the transaction, has been temporarily invested in high grade short term investments.

.

3.  Investments

Investments are as follows (in millions):

	2007	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2007	2006
Available-for-sale securities:
State Street Corporation	3%	$773.7	$762.7
Computershare Ltd.	5%	283.9	207.8
Euronet Worldwide	5%	55.0	56.0
Other available-for-sale securities		302.6	249.4
		1,415.2	1,275.9

Unconsolidated affiliates:
Boston Financial Data Services	50%	136.0	120.0
International Financial Data Services, U.K.	50%	52.1	41.8
International Financial Data Services, Canada	50%	22.4	17.8
Argus Health Systems	50%	15.7	13.8
Asurion Corporation	37%	30.5	8.6
Unconsolidated real estate affiliates		64.2	95.9
Other unconsolidated affiliates		28.9	26.3
		349.8	324.2
Other:
Trading securities		51.2	42.9
Held-to-maturity		4.0	4.4
		55.2	47.3
Total investments		$1,820.2	$1,647.4

State Street Corporation issued approximately 61.0 million shares in connection with its July 2, 2007 acquisition of Investors Financial Services Corporation.  As a result of this share issuance, DST’s approximate ownership percentage in State Street Corporation will be diluted from approximately 3.4% to approximately 2.8%.

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	June 30,	December 31,
	2007	2006
Book cost basis	$465.4	$426.9
Gross unrealized gains	951.6	850.6
Gross unrealized losses	(1.8)	(1.6)
Market value	$1,415.2	$1,275.9

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end-of-day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $103.2 million and $125.6 million of transfer agency investments and deposits at June 30, 2007 and December 31, 2006, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of June 30, 2007 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Common stock	$33.9	$1.6	$1.8	$0.2	$35.7	$1.8

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

The Company recognized $1.5 million and $2.0 million of investment impairments for the three and six months ended June 30, 2007 and $0.9 million for the three and six months ended June 30, 2006, which the Company believed were other than temporary.  The impairments recorded during the three and six months ended June 30, 2007 and 2006, related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the other income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Boston Financial Data Services, Inc.	$8.1	$7.3	$16.0	$13.9
International Financial Data Services, U.K.	3.9	2.4	7.4	3.6
International Financial Data Services, Canada	0.1	0.1	2.5	0.3
Argus Health Systems	0.7	2.0	1.9	3.0
Asurion Corporation	10.5	7.3	21.9	15.1
Other	(0.8)	(0.8)	(2.4)	(1.5)
	$22.5	$18.3	$47.3	$34.4

4.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2007, by segment (in millions):

	December 31,				June 30,
	2006	Acquisitions	Disposals	Other	2007
Financial Services	$155.4	$	$	$(51.7)	$103.7
Output Solutions	9.3				9.3

Total	$164.7	$	$	$(51.7)	$113.0

As further described in Note 7, DST adopted a new income tax accounting standard on January 1, 2007.  The adoption of this accounting standard resulted in a reduction in goodwill of approximately $52.6 million and intangible assets of approximately $16.5 million that were acquired during the April 2005 acquisition of DST Health Solutions, Inc.

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$27.1	$3.4	$45.3	$5.0
Other	1.0	1.0	3.0	2.1

Total	$28.1	$4.4	$48.3	$7.1

Amortization of intangible assets for the three and six months ended June 30, 2007 was approximately $0.5 million and $1.1 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2006 was approximately $0.7 million and $1.3 million, respectively.  The Company estimates that amortization expense attributable to intangible assets recorded as of June 30, 2007 will be approximately $1.0 million for the remainder of 2007, $2.1 million for 2008, $2.0 million for each of 2009 and 2010 and $1.9 million for each of 2011 and 2012.

5.  Debt

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007 and the three months ended June 30, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006 and March 31, 2007.  Actual conversions during the six months ended June 30, 2007 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through September 30, 2007 as the stock price conversion feature was still in effect at June 30, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the six months ended June 30, 2007, DST purchased $11.3 million of computer equipment with a promissory note.  The note matures on April 1, 2010 and is secured by the equipment.  Interest accrues at a fixed rate of approximately 4.9% per year.

BFDS Promissory Note

Since March 2006, the Company has maintained a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  In March 2007, an amendment to the existing promissory note between the Company and BFDS was executed.  The amendment increased the unsecured revolving borrowings limit from $50 million to $100 million.  The amount outstanding under this loan agreement was $70.0 million at June 30, 2007.  For the three and six months ended June 30, 2007, the Company recorded interest expense related to this loan of $1.0 million and $1.7 million, respectively.

Syndicated Line of Credit

The Company amended its revolving $600 million syndicated line of credit facility as of July 19, 2007 to, among other things, (i) allow DST to repurchase or redeem its capital stock in an amount not to exceed $600 million with proceeds received from the Asurion transaction described in Note 2, (ii) increase the amount of permitted restricted payments for the last half of 2007, and (iii) allow a one time addition of $150 million to the $50 million exclusion on real property liens if incurred prior to June 30, 2008.

6.  Accounts Receivable Securitization Program

On May 24, 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the “Subsidiary Originators”), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the “SPE”), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit.  DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.  Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors.  The conduit’s purchase commitment will expire on May 22, 2008 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the balance sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the balance sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  Increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At June 30, 2007, the total outstanding undivided interest in the receivables held by the conduit was $200.0 million.  Cash collections relating to the transferred receivable interests serviced by DST that had yet to be remitted to the conduit or used to purchase an interest in newly originated receivables at June 30, 2007 were $200.0 million, and this amount has been included in amounts due under accounts receivable securitization program in the consolidated balance sheet.  In July 2007, this entire amount was remitted to the conduit.  Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $203.0 million from May 24, 2007 (inception date) through June 30, 2007.  A $65.2 million retained interest in the receivables partially sold is included in accounts receivable on the consolidated balance sheet at June 30, 2007.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through June 30, 2007.

7.  Income Taxes

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

DST’s adoption resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being released, of which $68.2 million (net of related deferred income taxes) resulted in a reduction in previously recorded identified intangibles (including capitalized software) relating to the Company’s April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in stockholders’ equity as a cumulative effect adjustment.  The reduction in the identified intangibles resulted in a reduction in amortization expense of approximately $1.5 million and $3.0 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  The reduced amortization will continue in the future, as no identified intangibles remain from the DST Health Solutions acquisition.

Prior to the adoption of FIN 48, the Company classified all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company reclassified approximately $64.0 million of income tax uncertainties that are estimated to take more than 12 months to resolve to non-current liabilities.

The amount of gross unrecognized tax benefits as of January 1, 2007 is $53.8 million.  Included in the Company’s net unrecognized tax benefit at January 1, 2007 are $47.3 million of tax positions which, if recognized, would affect the effective tax rate.  Also included in the net unrecognized tax benefit at January 1, 2007 are $3.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The gross amount of unrecognized tax benefits did not materially change during the three and six months ended June 30, 2007.  A favorable resolution of an international income tax issue resulted in a $3.8 million reduction in income tax expense during the three and six months ended June 30, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company had $13.1 million of interest and penalties accrued associated with unrecognized tax benefits.  The liability for interest and penalties increased $1.9 million through June 30, 2007.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The IRS examination of the tax years ended December 31, 1999 through 2001 concluded during 2006.  In connection with the examination of the Company’s 2000 tax return, the IRS is continuing to examine a transaction the Company consummated in that year.  An IRS examination for the tax years ended December 31, 2002 through 2005 began during 2006.  As of June 30, 2007, the IRS has not proposed any significant adjustments which would be material to the Company’s financial statements.  Various state, local, and foreign income tax returns are also under examination by taxing authorities.  The Company does not believe that the outcome of any examination will have a material impact on our financial statements.

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 31.9% and 32.9% for the three and six months ended June 30, 2007, respectively, compared to 27.7% and 34.7% for the three and six months ended June 30, 2006, respectively.  The higher effective tax rate for the three months ended June 30, 2007, compared to the same period in the prior year, is primarily due to the absence of a benefit from a settlement and refund with the IRS related to research and experimentation credits resulting in a lower effective tax rate during 2006, which is partially offset by a favorable resolution of an international income tax issue during the three months ended June 30, 2007.  The lower effective tax rate for the six months ended June 30, 2007, compared to the same period in the prior year, is primarily due to the absence of the gain relating to the lock\line merger with Asurion which attracted a higher effective tax rate during 2006 and due to a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48.  The full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

8.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$72.8	$55.5	$138.2	$137.2
Dilutive securities at unconsolidated affiliates	(0.6)	(0.3)	(1.1)	(0.5)
Net income for dilutive computation	$72.2	$55.2	$137.1	$136.7

Average common shares outstanding (excluding restricted stock)	61.6	67.1	62.4	67.5

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	10.2	5.9	9.4	5.7

Diluted potential common shares	71.8	73.0	71.8	73.2

Basic earnings per share	$1.18	$0.83	$2.22	$2.03
Diluted earnings per share	$1.01	$0.76	$1.91	$1.87

The Company had approximately 63.4 million and 69.5 million shares outstanding at June 30, 2007 and 2006, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.5 million at  June 30, 2007 and 2006, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive were 0.8 million for the three and six months ended June 30, 2006.  There were no anti-dilutive shares from options to purchase common stock during the three and six months ended June 30, 2007.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  There was additional dilution of approximately 6.5 million shares and 5.9 million shares for the three and six months ended June 30, 2007 and 2.9 million shares and 2.8 million shares for the three and six months ended June 30, 2006, related to the Company’s average daily share price exceeding $49.08 per share.

Stock repurchases

The Company repurchased 2,250,000 shares of DST common stock for $177.5 million or approximately $78.90 per share during the three months ended June 30, 2007.  For the six months ended June 30, 2007, the Company had repurchased 3,386,900 shares of DST common stock at an average cost of $76.50 per share.  Cash proceeds from operations and borrowings on debt facilities were used to repurchase these shares.  At June 30, 2007, approximately 5.6 million shares remained under the existing share repurchase authorization plan.

Comprehensive income (loss).  Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$72.8	$55.5	$138.2	$137.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	72.8	(18.7)	98.2	88.6
Proportional share of unconsolidated affiliate interest rate swap	5.9	4.3	6.3	10.4
Less reclassification adjustments for net gains included in net income	(3.9)		(8.1)	(16.1)
Foreign currency translation adjustments	7.2	11.5	12.7	11.8
Deferred income taxes	(28.9)	5.7	(37.4)	(31.9)
Other comprehensive income	53.1	2.8	71.7	62.8
Comprehensive income	$125.9	$58.3	$209.9	$200.0

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

The Company has letters of credit of $18.4 million and $21.0 million outstanding at June 30, 2007 and December 31, 2006, respectively.  Letters of credit are secured by the Company’s debt facility.  Letters of credit at June 30, 2007 include $14.1 million related to real estate joint ventures discussed below.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2007 were not significant.

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

The Company had entered into an agreement to guarantee 50% of a construction loan made to a 50% owned joint venture.  The construction loan becomes due and the Company’s guarantee thereof was to expire in June 2008 and allowed for borrowings up to $2.6 million.  On June 28, 2007, the loan and guarantee were terminated.

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007.  At June 30, 2007, total borrowings against the line of credit were $10.0 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture.  The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007.  At June 30, 2007, total borrowings on the loan were $31.0 million, resulting in a guarantee of $3.2 million by the Company.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At June 30, 2007, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The project was substantially completed in fourth quarter 2006 and became fully leased in 2007.  The project was financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remaining funding from equal equity contributions from the Company and its real estate joint venture partner.  At June 30, 2007, the Company and its joint venture partner had each contributed $28.5 million of equity for the project.  The Company and its joint venture partner continue to provide $14.1 million each of an additional equity investment commitment associated with the project.  The Company is responsible for $14.1 million of the letters of credit at June 30, 2007 associated with the equity commitment, which are scheduled to expire through 2008.  At June 30, 2007, there were no outstanding borrowings against the letters of credit.

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

At June 30, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

10.  New Accounting Standards

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

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.94 and $0.70 (versus reported diluted earnings per share of $1.01 and $0.76) for the three months ended June 30, 2007 and 2006, respectively, and $1.77 and $1.78 (versus reported diluted earnings per share of $1.91 and $1.87) for the six months ended June 30, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Included in costs and expenses in the Investments and Other Segment for the three and six months ended June 30, 2007 is a gain of $12.4 million related to the sale of certain real property.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30,	December 31,
	2007	2006
Financial Services	$2,246.8	$2,332.9
Output Solutions	375.2	374.4
Investments and Other	2,269.1	2,174.8
Eliminations	(1,685.5)	(1,763.0)
	$3,205.6	$3,119.1

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2007
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$278.2	$135.8	$3.2	$	$417.2
Intersegment operating revenues	2.0		12.5	(14.5)
Out-of-pocket reimbursements	15.2	134.5	0.1		149.8
Total revenues	295.4	270.3	15.8	(14.5)	567.0

Costs and expenses	207.3	254.6	(1.9)	(14.5)	445.5
Depreciation and amortization	19.2	10.1	2.3		31.6

Income from operations	68.9	5.6	15.4		89.9
Other income, net	3.3		10.6		13.9
Equity in earning (losses) of unconsolidated affiliates	24.1		(1.6)		22.5

Earnings before interest and income taxes	$96.3	$5.6	$24.4	$	$126.3

	Three Months Ended June 30, 2006
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$244.0	$132.8	$3.7	$	$380.5
Intersegment operating revenues	1.2		11.9	(13.1)
Out-of-pocket reimbursements	15.4	174.6	0.1	(0.1)	190.0
Total revenues	260.6	307.4	15.7	(13.2)	570.5

Costs and expenses	174.6	298.2	10.2	(13.2)	469.8
Depreciation and amortization	19.6	8.5	2.8		30.9

Income from operations	66.4	0.7	2.7		69.8
Other income, net	2.0		3.0		5.0
Gain on sale of business
Equity in earnings (losses) of unconsolidated affiliates	18.8		(0.5)		18.3

Earnings before interest and income taxes	$87.2	$0.7	$5.2	$	$93.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $19.4 million and $16.3 million for the three months ended June 30, 2007 and 2006, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2007
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$551.9	$285.0	$6.5	$	$843.4
Intersegment operating revenues	3.8		25.0	(28.8)
Out-of-pocket reimbursements	31.5	277.3	0.2	(0.1)	308.9
Total revenues	587.2	562.3	31.7	(28.9)	1,152.3

Costs and expenses	416.9	525.2	8.1	(28.9)	921.3
Depreciation and amortization	37.6	19.2	4.7		61.5

Income from operations	132.7	17.9	18.9		169.5
Other income, net	6.5		20.2		26.7
Equity in earning (losses) of unconsolidated affiliates	50.8		(3.5)		47.3

Earnings before interest and income taxes	$190.0	$17.9	$35.6	$	$243.5

	Six Months Ended June 30, 2006
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total
Operating revenues	$486.2	$268.6	$8.4	$	$763.2
Intersegment operating revenues	2.4		22.6	(25.0)
Out-of-pocket reimbursements	31.7	352.0	0.2	(0.6)	383.3
Total revenues	520.3	620.6	31.2	(25.6)	1,146.5

Costs and expenses	352.5	600.1	20.1	(25.6)	947.1
Depreciation and amortization	38.9	15.6	5.7		60.2

Income from operations	128.9	4.9	5.4		139.2
Other income, net	5.8		23.7		29.5
Gain on sale of business	52.8				52.8
Equity in earnings (losses) of unconsolidated affiliates	35.8		(1.4)		34.4

Earnings before interest and income taxes	$223.3	$4.9	$27.7	$	$255.9

Earnings before interest and income taxes in the segment reporting information above less interest expense of $37.6 million and $45.8 million for the six months ended June 30, 2007 and 2006, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.3 billion at June 30, 2007, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $773.7 million, $283.9 million and $55.0 million, respectively, based on closing exchange values at June 30, 2007. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Operating revenues
Financial Services	$280.2	$245.2	$555.7	$488.6
Output Solutions	135.8	132.8	285.0	268.6
Investments and Other	15.7	15.6	31.5	31.0
Eliminations	(14.5)	(13.1)	(28.8)	(25.0)
	417.2	380.5	843.4	763.2
% change from prior year period	9.6%		10.5%

Out-of-pocket reimbursements
Financial Services	15.2	15.4	31.5	31.7
Output Solutions	134.5	174.6	277.3	352.0
Investments and Other	0.1	0.1	0.2	0.2
Eliminations		(0.1)	(0.1)	(0.6)
	149.8	190.0	308.9	383.3
% change from prior year period	(21.2%)		(19.4%)

Total revenues	$567.0	$570.5	$1,152.3	$1,146.5
% change from prior year period	(0.6%)		0.5%

Income from operations
Financial Services	$68.9	$66.4	$132.7	$128.9
Output Solutions	5.6	0.7	17.9	4.9
Investments and Other	15.4	2.7	18.9	5.4
	89.9	69.8	169.5	139.2

Interest expense	(19.4)	(16.3)	(37.6)	(45.8)
Other income, net	13.9	5.0	26.7	29.5
Gain on sale of business				52.8
Equity in earnings of unconsolidated affiliates	22.5	18.3	47.3	34.4
Income before income taxes	106.9	76.8	205.9	210.1
Income taxes	34.1	21.3	67.7	72.9
Net income	$72.8	$55.5	$138.2	$137.2

Basic earnings per share	$1.18	$0.83	$2.22	$2.03
Diluted earnings per share	$1.01	$0.76	$1.91	$1.87

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2007, decreased $3.5 million or 0.6% and increased $5.8 million or 0.5%, respectively, compared to the same periods in 2006.  Consolidated operating revenues for the three months ended June 30, 2007 increased $36.7 million or 9.6% as compared to the same period in 2006, primarily from the inclusion of approximately $22.9 million of operating revenues from Amisys Synertech, Inc. (“ASI”) which was acquired on October 2, 2006 and increases in AWD software license fees, mutual fund shareowner accounts serviced, international professional service revenues, and higher Output Solutions volumes.  Consolidated operating revenues for the six months ended June 30, 2007 increased $80.2 million or 10.5% as compared to the same period in 2006, primarily from the inclusion of approximately $46.3 million of operating revenues from ASI, higher Output Solutions volumes and increases in AWD software license fees and mutual fund shareowner accounts serviced.  Consolidated OOP reimbursements during the three and six months ended June 30, 2007 decreased $40.2 million or 21.2% and $74.4 million or 19.4%, respectively, compared to the same periods in 2006, primarily from lower Output Solutions OOP reimbursement revenues as a result of certain clients purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client.

Financial Services Segment total revenues for the three and six months ended June 30, 2007 increased $34.8 million or 13.4% and $66.9 million or 12.9%, respectively, over the same period in 2006.  Financial Services Segment operating revenues for the three months ended June 30, 2007 increased $35.0 million or 14.3% as compared to the same period in 2006 primarily from the inclusion of $22.9 million of ASI revenues, higher mutual fund shareowner accounts serviced and increased AWD revenues.  Financial Services Segment operating revenues for the six months ended June 30, 2007 increased $67.1 million or 13.7% as compared to the same period in 2006 primarily from the inclusion of $46.3 million of ASI revenues, higher mutual fund shareowner accounts serviced, higher license fees for investment management and AWD software and higher professional service fees.

Output Solutions Segment total revenues for the three and six months ended June 30, 2007, decreased $37.1 million or 12.1% and $58.3 million or 9.4%, respectively, compared to the same periods in 2006.  Output Solutions Segment operating revenues for the three months ended June 30, 2007 increased $3.0 million or 2.3% over the same period in 2006 reflecting higher U.S. processing volumes and increased international revenues.  Output Solutions Segment operating revenues for the six months ended June 30, 2007 increased $16.4 million or 6.1% over the same period in 2006, principally from higher U.S. processing volumes, a contract termination fee of $3.1 million and increased international revenues.

Investments and Other Segment operating revenues, primarily rental income for facilities leased to the Company’s operating segments, for the three and six months ended June 30, 2007 were $15.7 million and $31.5 million, an increase of $0.1 million or 0.6% and $0.5 million or 1.6%, respectively, compared to the same periods in 2006.  The increase is due to higher rental income.

Income from operations

Consolidated income from operations for the three months ended June 30, 2007 was $89.9 million, an increase of $20.1 million or 28.8% compared to the same period in 2006, attributable to a $12.4 million gain resulting from the sale of office buildings in California, higher contributions from Output Solutions, higher AWD software license fees and higher contributions from mutual fund shareowner processing.  Consolidated income from operations for the six months ended June 30, 2007 was $169.5 million, an increase of $30.3 million or 21.8% compared to the same period in 2006, attributable to the reasons mentioned above as well as a $3.1 million Output Solutions contract termination fee and higher international investment management software license fees.

Financial Services Segment income from operations for the three months ended June 30, 2007 was $68.9 million, an increase of $2.5 million or 3.8% compared to the same period in 2006, attributable to higher license fee revenues, higher contributions from mutual fund shareowner processing and the elimination of amortization of DST Health Solutions, Inc. intangibles from the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109” (“FIN 48”), partially offset by higher personnel costs to support business growth.  Financial Services Segment income from operations for the six months ended June 30, 2007 was $132.7 million, an increase of $3.8 million or 2.9% compared to the same period in 2006, primarily for the reasons mentioned above.  The FIN 48 reduction in intangible amortization expense during the three and six months ended June 30, 2007 was approximately $1.5 million and $2.9 million, respectively, compared to the same periods in 2006.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.

Output Solutions Segment income from operations for the three and six months ended June 30, 2007 increased $4.9 million and $13.0 million compared to the same periods in 2006, reflecting higher U.S. processing volumes, increased international revenues and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies.  The improvement during the six months ended June 30, 2007 is also due to the inclusion of revenue from a $3.1 million contract termination fee.

Investments and Other Segment income from operations was $15.4 million and $18.9 million for the three and six months ended June 30, 2007, respectively, an increase of $12.7 million or 470.4% and $13.5 million or 250.0%, respectively, compared to the same periods in 2006, attributable to a $12.4 million gain from the sale of office buildings in California recorded in the second quarter 2007 and lower depreciation expense.

Interest expense

Interest expense was $19.4 million and $37.6 million for the three and six months ended June 30, 2007, an increase of $3.1 million and a decrease of $8.2 million, as compared to the same periods in 2006.  Included in interest expense during the six months ended June 30, 2006 is the write-off of $12.7 million of debt issuance costs related to the Company’s convertible debentures.  Absent this item, interest expense increased during the six months ended June 30, 2007 by approximately $4.5 million compared to the six months ended June 30, 2006.  On this basis, the increase in interest expense for the three and six months ended June 30, 2007 is the result of higher average debt balances outstanding and higher interest rates.

Other income, net

Other income was $13.9 million for the three months ended June 30, 2007, an increase of $8.9 million compared to the same period in 2006, principally from $4.7 million of higher gains from securities transactions in 2007, a $2.9 million write-down in value of a Chapter 11 bankruptcy claim recorded in 2006 of an amount due from a previous client and higher dividend income on marketable securities in 2007.  Other income was $26.7 million for the six months ended June 30, 2007, a net decrease of $2.8 million compared to the same period in 2006, attributable to lower securities gains of approximately $8.0 million in 2007, a $2.9 million write-down in value of a Chapter 11 bankruptcy claim recorded in 2006, an increase in value of the same Chapter 11 bankruptcy claim in 2007 of approximately $1.0 million and increased dividend income on marketable securities in 2007.

Gain on sale of business

During the six months ended June 30, 2006, the Company recognized a $52.8 million net gain from the January 1, 2006 lock\line merger with Asurion.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Boston Financial Data Services	$8.1	$7.3	$16.0	$13.9
International Financial Data Services, U.K.	3.9	2.4	7.4	3.6
International Financial Data Services, Canada	0.1	0.1	2.5	0.3
Argus Health Systems	0.7	2.0	1.9	3.0
Asurion Corporation	10.5	7.3	21.9	15.1
Other unconsolidated affiliates	(0.8)	(0.8)	(2.4)	(1.5)
	$22.5	$18.3	$47.3	$34.4

DST’s equity in earnings of BFDS for the three and six months ended June 30, 2007, increased $0.8 million and $2.1 million, respectively, due to increased mutual fund shareowner servicing revenues from an increase in shareowner accounts processed and improvements in operations.

DST’s equity in IFDS U.K. earnings for the three and six months ended June 30, 2007 increased $1.5 million and $3.8 million, respectively, compared to the same periods in 2006, primarily from increased revenues from higher shareowner accounts serviced in 2007 and improvements in operations.  Accounts serviced by IFDS U.K. were 5.8 million at June 30, 2007, unchanged from March 31, 2007 and an increase of 0.5 million or 9.4% from June 30, 2006.

DST’s equity in IFDS Canada earnings for the three and six months ended June 30, 2007 was $0.1 million and $2.5 million, respectively, unchanged as compared to the three months ended June 30, 2006 and an increase of $2.2 million as compared to the six months ended June 30, 2006.  An increase in revenues from higher accounts serviced during the three months ended June 30, 2007 was offset by higher depreciation charges resulting from a change in accounting method during 2007.  The $2.2 million increase during the six months ended June 30, 2007 is attributable to increased revenues from higher shareowner accounts serviced, improvements in operations and a deferred tax benefit, partially offset by higher depreciation resulting from a change in accounting method during 2007.  Accounts serviced by IFDS Canada were 7.4 million at June 30, 2007, an increase of 0.1 million or 1.4% from March 31, 2007 and an increase of 400,000 or 5.7% from June 30, 2006.

DST’s equity in Argus earnings for the three and six months ended June 30, 2007 decreased $1.3 million and $1.1 million, respectively, compared to the same periods in 2006, primarily due to an impairment charge of capitalized internally developed software in 2007.  Absent the software impairment charge, higher levels of pharmacy claims processed, principally Medicate Part D claims, were offset by increases in personnel and data processing costs associated with the higher claim volumes.

DST’s equity in Asurion earnings for the three and six months ended June 30, 2007 increased $3.2 million and $6.8 million, respectively, compared to the same periods in 2006, from higher revenues, primarily from higher subscribers to Asurion’s handset insurance programs and operational cost improvements, partially offset by increased interest expense for the debt incurred in third quarter 2006 to finance a distribution to shareholders.  The increase in earnings during the three months ended June 30, 2007 was partially offset by a bad debt expense for a customer filing Chapter 11 and transaction expenses incurred by Asurion during 2007.

On July 3, 2007, Asurion completed a transaction whereby certain private equity firms acquired a significant stake in Asurion.  Prior to the closing of the transaction, DST held a 37.4% equity interest in Asurion and accounted for its interest in the subsidiary under the equity method.  As a result of the transaction, DST has received cash proceeds of

$980 million and receivables of approximately $45.8 million that are expected to be collected within one year from the closing of the transaction, and its equity interest in Asurion has been reduced to approximately 6%.  Effective with the closing, DST will account for its investment in Asurion under the cost basis and will no longer record equity in earnings for Asurion.  Approximately $575 million of the proceeds have been used to pay down debt and related facilities, while the remainder, most of which will be used to fund the Company’s estimated tax obligations resulting from the transaction, has been temporarily invested in high grade short term investments.

The Other category above includes principally various real estate joint ventures.  DST is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The project was substantially completed in fourth quarter 2006 and became fully leased in 2007.  Although the project is expected to have positive cash flow from leasing operations, it will reflect negative earnings under generally accepted accounting principles due to non-cash charges for depreciation and amortization.  Results for 2007 reflect this development and are expected to continue in the future.  In addition, another real estate joint venture recorded an asset impairment charge during the second quarter 2007.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 31.9% and 32.9% for the three and six months ended June 30, 2007, respectively, compared to 27.7% and 34.7% for the three and six months ended June 30, 2006, respectively.  The higher effective tax rate for the three months ended June 30, 2007, compared to the same period in the prior year, is primarily due to the absence of a benefit from a settlement and refund with the IRS related to research and experimentation credits resulting in a lower effective tax rate during 2006, which is partially offset by a favorable resolution of an international income tax issue during the three months ended June 30, 2007.  The lower effective tax rate for the six months ended June 30, 2007, compared to the same period in the prior year, is primarily due to the absence of the gain relating to the lock\line merger with Asurion which attracted a higher effective tax rate during 2006 and due to a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48.  The July 3, 2007 Asurion transaction described above will not be treated as a discrete period item and will result in an increase in the effective annual tax rate in both third and fourth quarters 2007.  In addition, the full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2007 were $295.4 million and $587.2 million, an increase of $34.8 million or 13.4% and $66.9 million or 12.9%, respectively, as compared to the same periods in 2006.  Financial Services Segment operating revenues for the three months ended June 30, 2007 were $280.2 million, an increase of $35.0 million or 14.3% as compared to the same period in 2006, primarily from the inclusion of $22.9 million of ASI revenues, higher mutual fund shareowner accounts serviced and increased AWD revenues.  Financial Services Segment operating revenues for the six months ended June 30, 2007 were $555.7 million, an increase of $67.1 million or 13.7% as compared to the same period in 2006, primarily from the inclusion of $46.3 million of ASI revenues, higher mutual fund shareowner accounts serviced, higher license fees for investment management and AWD software and higher professional service fees.

U.S. operating revenues for the three and six months ended June 30, 2007 were $240.8 million and $476.8 million, an increase of $32.2 million or 15.4% and $55.5 million or 13.2%, respectively, as compared to the same periods in 2006, primarily from the inclusion of ASI revenues of $22.9 million and $46.3 million for the three and six months ended June 30, 2007, respectively, and higher mutual fund shareowner accounts serviced and increased software license revenues.

International operating revenues for the three and six months ended June 30, 2007 were $39.4 million and $78.9 million, an increase of $2.8 million and $11.6 million, respectively, as compared to the same periods in 2006.  The increase in international revenues during the three months ended June 30, 2007 is attributable to higher professional service revenues, partially offset by lower investment management software license fees.  The increase in international revenues during the six months ended June 30, 2007 is attributable to higher license fees for investment management and AWD software.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $12.7 million and $29.4 million of software license fee revenues for the three and six months ended June 30, 2007, an increase of $0.2 million and $5.2 million, respectively, compared to the same periods in 2006.  The increase during the three months ended June 30, 2007 is due to higher AWD license fee revenues which were offset by lower investment management license fee revenues.  The increase during the six months ended June 30, 2007 is due primarily to higher international investment management and AWD license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

U.S. mutual fund open shareowner accounts processed totaled 110.2 million at June 30, 2007, a net increase of 2.0 million or 1.8% since March 31, 2007, an increase of 4.4 million or 4.2% since December 31, 2006, and an increase of 6.1 million or 5.9% since June 30, 2006.  The net increase during the three months ended June 30, 2007 included 0.1 million accounts from previously announced client conversions.  Tax-advantaged retirement and educational savings accounts serviced (which include 529 and Coverdell savings plan accounts) totaled 42.1 million at June 30, 2007, a net increase of 0.7 million accounts or 1.7% since March 31, 2007 and an increase of 2.1 million or 5.3% from the 40.0 million at June 30, 2006.  In addition, previously announced new mutual fund client commitments of approximately 7.6 million accounts, based on current account levels, are expected to convert in the third quarter of 2007.

During the second quarter of 2007, the Company received a new client commitment for approximately 300,000 remote mutual fund shareowner accounts and approximately 6.8 million remote mutual fund subaccounts, based on current levels, which are scheduled for conversion during the first and third quarters of 2008, respectively.  In addition, on July 31, 2007, DST acquired a company that provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry.  The closing of this transaction is anticipated to increase subaccounts processed by approximately 250,000, based on current levels.

DST has traditionally offered mutual fund shareowner subaccounting services on a remote (ASP) and shared service basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer’s registered representatives. DST uses its mutual fund system, TA2000, as the subaccounting platform with enhancements to meet the complex reconciliation and system interfaces required by the broker/dealers.  Using the same system for both transfer agency shareowner recordkeeping and subaccounting should ensure the accounting for shareowner ownership positions in the mutual fund is the same, since the recordkeeping is done by one system - TA2000.  Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2007 were $207.3 million and $416.9 million, an increase of $32.7 million or 18.7% and $64.4 million or 18.3%, respectively, compared to the same periods in 2006.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits incurred by the employees providing data processing services, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $15.2 million and $31.5 million during the three and six months ended June 30, 2007, respectively, a decrease of $0.2 million compared to the same periods in 2006.  Excluding reimbursable operating costs, costs and expenses increased $32.9 million during the three months ended June 30, 2007 to $192.1 million due primarily to the inclusion of ASI and increased personnel costs to support business growth.  Excluding reimbursable operating costs, cost and expenses increased $64.6 million during the six months ended June 30, 2007 to $385.4 million due primarily to the inclusion of ASI, increased personnel costs to support business growth and, to a lesser extent, ASI merger integration costs of approximately $4.3 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs during the three and six months ended June 30, 2007 decreased $400,000 or 2.0% and $1.3 million or 3.3%, respectively, compared to the same periods in 2006.  The net decrease was attributable to lower depreciation of computer equipment and the absence of amortization of DST Health Solutions, Inc. intangible assets resulting from the adoption of FIN 48, which is more than offset by the inclusion of amortization of ASI intangible assets.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2007 increased $2.5 million or 3.8% and $3.8 million or 2.9%, respectively, compared to the same periods in 2006, to $68.9 million and $132.7 million, respectively, attributable to higher license fee revenues, higher contributions from mutual fund shareowner processing and the elimination of amortization of DST Health Solutions, Inc. intangibles from the adoption of FIN 48.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2007 were $270.3 million and $562.3 million, a decrease of $37.1 million or 12.1% and $58.3 million or 9.4%, respectively, as compared to the same periods in 2006.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2007 were $135.8 million and $285.0 million, an increase of $3.0 million or 2.3% and $16.4 million or 6.1%, respectively, as compared to the same periods in 2006.  The increase during the three months ended June 30, 2007 is attributable to higher U.S. processing volumes and increased international revenues.  The increase during the six months ended June 30, 2007 is attributable to the reasons mentioned above, as well as a contract termination fee of $3.1 million recorded in the first quarter 2007.

Output Solutions Segment images produced for the three and six months ended June 30, 2007 were 4.4 billion and 8.6 billion, an increase of 15.8% and 17.8%, respectively, compared to the same periods in 2006.  Items mailed during the three and six months ended June 30, 2007 were 0.6 billion and 1.3 billion, respectively, essentially unchanged compared to the same periods in 2006.  Revenues per image have declined principally as a result of higher relative volume increases from customers with lower unit pricing.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2007 were $254.6 million and $525.2 million, a decrease of $43.6 million or 14.6% and $74.9 million or 12.5%, respectively, compared to the same periods in 2006.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses and compensation and benefits incurred by the employees providing these services, but also include material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $134.5 million and $277.3 million during the three and six months ended June 30, 2007, respectively, a decrease of $40.1 million and $74.7 million, respectively, compared to the same periods in 2006, principally from lower postage expenses as certain clients are purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client.  Excluding reimbursable operating costs, costs and expenses decreased $3.5 million during the three months ended June 30, 2007 to $120.1 million from lower material and equipment costs as a result of the implementation of new proprietary printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes.    Excluding reimbursable operating costs, costs and expenses decreased $0.2 million during the six months ended June 30, 2007 to $247.9 million from lower material and equipment costs as a result of the implementation of new proprietary printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three and six months ended June 30, 2007, increased $1.6 million or 18.8% and $3.6 million or 23.1%, respectively, compared to the same periods in 2006, attributable to depreciation on new proprietary printing and inserting equipment.

Income from operations

Output Solutions Segment income from operations for the three and six months ended June 30, 2007 was $5.6 million and $17.9 million, an increase of $4.9 million and $13.0 million, respectively, compared to the same periods in 2006.  Contributing to the increase during the three months ended June 30, 2007 were higher U.S. processing volumes, increased international revenues and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies.  Contributing to the increase during the six months ended June 30, 2007 were the reasons mentioned above and the inclusion of revenue from a $3.1 million contract termination fee in 2007.  As previously announced, a client completed its internalization of its print / mail operations as a result of a merger with a company with in-house capabilities at the end of the first quarter of 2007.  The loss of this client will adversely affect revenues and operating income for the remainder of 2007.  Operating revenues from this client were approximately $20.3 million for the year ended December 31, 2006.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues, primarily rental income from facilities leased to the Company’s operating segments, were $15.7 million and $31.5 million for the three and six months ended June 30, 2007, an increase of $0.1 million or 0.6% and $0.5 million or 1.6%, respectively, as compared to the same periods in 2006 due to higher rental activities.

Costs and expenses

Investments and Other Segment costs and expenses decreased $12.1 million and $12.0 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  Included in costs and expenses during the three and six months ended June 30, 2007 is a $12.4 million gain resulting from the sale of office buildings in California.  Absent this gain, costs and expenses were $10.2 million and $20.5 million during the three and six months ended June 30, 2007, respectively, unchanged as compared to the three months ended June 30, 2006 and an increase of $0.4 million as compared to the six months ended June 30, 2006.  The increase in costs and expenses during the six months ended June 30, 2007 is attributable to higher operating costs associated with higher rental income revenues.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.5 million and $1.0 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due to the sale of a property during the fourth quarter of 2006 and the sale of another property during the middle of the first quarter of 2007.

Income from operations

Investments and Other Segment income from operations was $15.4 million and $18.9 million for the three and six months ended June 30, 2007, an increase of $12.7 million or 470.4% and $13.5 million or 250.0%, respectively, compared to the same periods in 2006, attributable to a $12.4 million gain from the sale of office buildings in California recorded in the second quarter 2007 and lower depreciation expense.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30, 2007	December 31, 2006

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts	68.1	65.3
IRA mutual fund accounts	24.1	23.3
Other retirement accounts	4.5	4.2
TRAC mutual fund accounts	6.0	6.1
Section 529 and Educational IRA’s	7.5	6.9
	110.2	105.8

International
United Kingdom (1)	5.8	5.6
Canada (2)	7.4	7.1

TRAC participants (millions)	4.2	4.5
Automated Work Distributor workstations (thousands)	126.7	120.8
DST Health Solutions covered lives (millions)	25.8	25.3
Asurion supported consumers (millions)	63.0	58.8

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Output Solutions Operating Data
Images produced (billions)	4.4	3.8	8.6	7.3
Items mailed (billions)	0.6	0.6	1.3	1.3

Other Operating Data
Pharmacy claims processed by Argus (millions)	144.1	127.7	290.9	247.1

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2007 and 2006 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $351.6 million and $164.1 million for the six months ended June 30, 2007 and 2006, respectively.  The net increase in operating cash flows during 2007 is attributable to an increase of $200.0 million in amounts due under accounts receivable securitization program (which began in May 2007), partially offset by higher payments on accounts payable and accrued liabilities.  Operating cash flows during 2007 resulted principally from net income of $138.2 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $61.5 million and equity in earnings of unconsolidated affiliates of $47.3 million.  Significant working capital related adjustments to net income include decreases in accounts receivable of $13.5 million, accounts payable and accrued liabilities of $23.5 million and decreases in accrued compensation and benefits of $6.3 million.  The Company had $94.3 million of cash and cash equivalents at June 30, 2007, an increase of $33.7 million from December 31, 2006.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end-of-day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $103.2 million and $125.6 million of mutual fund transfer agency client investments and deposits at June 30, 2007 and December 31, 2006, respectively.

Investing Activities

Cash flows used in investing activities totaled $8.5 million and $14.9 million during the six months ended June 30, 2007 and 2006, respectively.  The decrease in cash used in investing activities during 2007 was attributable to higher proceeds from the repayment of loans by affiliates and higher proceeds from the sale of property, offset by higher investment purchases and lower proceeds from the sale of investment securities

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities. During the six months ended June 30, 2007, the Company expended $45.0 million on capital expenditures.  Of this total, approximately $8.5 million related to the Investments and Other Segment, which consists primarily of acquisitions of buildings and building improvements.  The Output Solutions Segment expenditures were approximately $11.8 million primarily for new printing and inserting technologies that will be used to support new and existing business.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes, proceeds from accounts receivable securitizations or draws from bank lines of credit, as required.

Investments

The Company made $73.0 million of investments in available-for-sale securities during the six months ended June 30, 2007, and received payments from unconsolidated affiliates of approximately $33.2 million.  During the six months ended June 30, 2007, the Company received $33.9 million from the sale of investments in available-for-sale and other securities and $42.4 million from the sale of properties, principally from the sale of office buildings in California.

Financing Activities

Cash flows used in financing activities totaled $309.4 million and $156.6 million for the six months ended June 30, 2007 and 2006, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $66.8 million and $38.6 million from the issuance of common stock upon the exercise of employee stock options during the six months ended June 30, 2007 and 2006, respectively.

The Company repurchased approximately 3,386,900 shares of DST common stock for $259.1 million or approximately $76.50 per share during the six months ended June 30, 2007.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.

On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  At June 30, 2007, the Company had approximately 5.6 million shares remaining to be purchased under this plan.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $38.8 million and $16.7 million during the six months ended June 30, 2007 and 2006, respectively.

Off Balance Sheet Obliations

As of June 30, 2007, the Company had no material off balance sheet arrangements, other than the accounts receivable securitization program described below.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; the sale of accounts receivable under the Company’s accounts receivable securitization program; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing.  The net decrease in the Company’s line of credit facilities was $74.3 million during the six months ended June 30, 2007.  The Company had $1,351.8 million and $1,441.2 million of debt outstanding at June 30, 2007 and December 31, 2006, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007 and the three months ended June 30, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006 and March 31, 2007.  Actual conversions during the six months ended June 30, 2007 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through September 30, 2007 as the stock price conversion feature was still in effect at June 30, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the six months ended June 30, 2007, DST purchased $11.3 million of computer equipment with a promissory note.  The note matures on April 1, 2010 and is secured by the equipment.  Interest accrues at a fixed rate of approximately 4.9% per year.

BFDS Promissory Note

As previously announced, the Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $50 million and matures on July 1, 2010.  In March 2007, an amendment to the existing promissory note between the Company and BFDS was executed.  The amendment increased the unsecured revolving borrowings limit from $50 million to $100 million.  The amount outstanding under this loan agreement was $70.0 million at June 30, 2007.  For the three and six months ended June 30, 2007, the Company recorded interest expense related to this loan of $1.0 million and $1.7 million, respectively.

Syndicated Line of Credit

The Company amended its revolving $600 million syndicated line of credit facility as of July 19, 2007 to, among other things, (i) allow DST to repurchase or redeem its capital stock in an amount not to exceed $600 million with proceeds received from the Asurion transaction described below in Significant Transactions, (ii) increase the amount of permitted restricted payments for the last half of 2007, and (iii) allow a one time addition of $150 million to the $50 million exclusion on real property liens if incurred prior to June 30, 2008.

Accounts Receivable Securitization Program

On May 24, 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the “Subsidiary Originators”), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the “SPE”), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit.  DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.  Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors.  The conduit’s purchase commitment will expire on May 22, 2008 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the balance sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the balance sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  Increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At June 30, 2007, the total outstanding undivided interest in the receivables held by the conduit was $200.0 million.  Cash collections relating to the transferred receivable interests serviced by DST that had yet to be remitted to the conduit or used to purchase newly-originated receivables at June 30, 2007 were $200.0 million, and this amount has been included in amounts due under accounts receivable securitization program in the consolidated balance sheet.  In July 2007, this entire amount was remitted to the conduit.  Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $203.0 million from May 24, 2007 (inception date) through June 30, 2007.  A $65.2 million retained interest in the receivables partially sold is included in accounts receivable on the consolidated balance sheet at June 30, 2007.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through June 30, 2007.

Overall Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities and accounts receivable securitization program, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities.

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

At June 30, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Significant Transactions

Asurion Corporation Transaction

DST acquired an approximate 37.4% ownership interest in Asurion on January 1, 2006 when it merged its DST lock\line, Inc. subsidiary into a wholly-owned subsidiary of Asurion.  Beginning January 1, 2006, DST accounted for its interest in Asurion under the equity method.  On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion.  As a result of the transaction, DST has received cash proceeds of $980 million and receivables of approximately $45.8 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced to approximately 6%.  Effective with the closing of the transaction on July 3, 2007, DST will account for its investment in Asurion under the cost basis of accounting and will no longer record equity in earnings of Asurion.  Approximately $575 million of the cash proceeds have been used to pay down debt and related facilities, while the remainder, most of which will be used to fund the Company’s estimated tax obligations resulting from the transaction, has been temporarily invested in high grade short term investments.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $125.9 million and $209.9 million for the three and six months ended June 30, 2007, respectively, as compared to comprehensive income of $58.3 million and $200.0 million for the three and six months ended June 30, 2006.  Comprehensive income includes net income of $72.8 million and $138.2 million for the three and six months ended June 30, 2007, respectively, compared to $55.5 million and $137.2 million for the three and six months ended June 30, 2006, and other comprehensive income of $53.1 million and $71.7 million for the three and six months ended June 30, 2007, respectively, compared to other comprehensive income of $2.8 million and $62.8 million for the three and six months ended June 30, 2006.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate’s interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments.  At June 30, 2007, the Company’s available-for-sale securities had unrealized holding losses of $1.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at June 30, 2007 are other than temporary.

The Company recognized investment impairments of $1.5 million and $2.0 million for the three and six months ended June 30, 2007, compared to $0.9 million for the three and six months ended June 30, 2006, which the Company believed were other than temporary.  The impairments related to investments held by the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the statement of income.

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

New Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, DST adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination.  The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.  DST’s adoption of this standard on January 1, 2007, resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being released, of which $68.2 million (net of deferred taxes) resulted in a reduction in previously recorded intangible assets (including capitalized software) and goodwill relating to the Company’s April 2005 acquisition of DST Health Solutions, Inc., and the remainder was recorded as an increase in stockholders’ equity as a cumulative effect adjustment in retained earnings.  Prior to the adoption of FIN 48 on January 1, 2007, the Company classified all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company reclassified income tax uncertainties that are estimated to take more than 12 months to resolve as non-current.

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

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.94 and $0.70 (versus reported diluted earnings per share of $1.01 and $0.76) for the three months ended June 30, 2007 and 2006, respectively, and $1.77 and $1.78 (versus reported diluted earnings per share of $1.91 and $1.87) for the six months ended June 30, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Proposed FASB Staff Position on the Accounting for Cash-Settled Principal Bonds

The FASB, at its board meeting on July 25, 2007, approved the preparation of a proposed FASB Staff Position (“FSP”) on the accounting for cash-settled principal bonds (sometimes referred to as treasury stock bonds, “Instrument C” bonds, or net share-settled convertibles).  These bonds, which provide for the settlement of their principal in cash and the value of any conversion spread in stock or cash (at the issuer’s option), provide lower EPS dilution than typical convertible bonds.

The FASB staff will propose that these bonds be accounted for under a bifurcation model requiring the valuation of the bond without the conversion feature, with the remaining proceeds typically recorded as an option in shareholders’ equity.  The resulting bond discount will produce higher interest expense on the income statement.

The changes are proposed to become effective for years beginning after December 15, 2007, which would be the first quarter of 2008 for DST and other calendar year companies.  Companies would have to adopt the FSP retrospectively to all periods presented.  Therefore, existing bonds would not be grandfathered.  The FSP is expected to be issued in late August 2007 with a 45 day comment period.  After the comment period, the final FSP is expected to be issued in December 2007.  DST management is currently monitoring the FASB’s progress on this FSP and has not yet determined the impact on the consolidated financial statements.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2007 was approximately $1.4 billion.  The impact of a 10% change in fair value of these investments would be approximately $86.6 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2007, the Company and its joint ventures had approximately $1.8 billion of cash balances maintained in such accounts, of which $1.7 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest rate would increase or decrease net income by approximately $2.8 million.

At June 30, 2007, the Company had approximately $1.4 billion of debt, of which $448.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At June 30, 2007, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $9.2 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s receivables securitization program are determined based on variable interest rates (LIBOR).

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2007, the Company’s international subsidiaries had approximately $211.1 million in total assets, and for the three and six months ended June 30, 2007, these international subsidiaries produced approximately $11.0 million and $14.8 million in net income, respectively.  The Company estimates that a

10% change in exchange rates could change total consolidated assets by approximately $21.1 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income by approximately $1.5 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of June 30, 2007.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” of this Form 10-Q.  The risk factors have not changed materially from the date of our periodic report on Form 10-Q for the previous quarter except that, because of a substantial decrease in our interest in Asurion Corporation, we have removed the previously described risk factor related to Asurion.

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

Subaccounting services performed by brokerage firms could adversely impact our revenues.

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

We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting.  As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis.  There is a risk that brokerage firms that use our subaccounting products would convert accounts currently on our traditional recordkeeping system to the subaccounting system, which could result in lower revenues.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for, or give us a warning of, a person making a tender offer for our shares or effecting a takeover which is not approved by our Board of Directors.  The provisions include:

•              super-majority stockholder approval required for certain actions

•              staggered terms for directors

•              specific procedures for stockholders to nominate new directors

•              cumulative voting in election of directors

•              the Board’s authority to issue and set the terms of preferred stock

•              a stockholders rights plan giving stockholders rights to purchase preferred stock if certain changes in our ownership occur

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	1,292,926(1)	$77.90	1,000,000	1,849,200(2)
May 1- May 31	749,724(1)	$79.48	725,000	6,124,200(2)
June 1 - June 30	534,686(1)	$81.22	525,000	5,599,200(2)

(1)          For the three months ended June 30, 2007, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 327,336 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 292,926 shares were purchased in April 2007, 24,724 shares were purchased in May 2007 and 9,686 shares were purchased in June 2007.

(2)          On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.  At June 30, 2007, the Company had approximately 5.6 million shares remaining to be purchased under this plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 8, 2007  Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March, 16, 2007.  A total of  56,168,723 shares of common stock, or  85.75% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)               Election of  two directors for terms ending in 2010:

	A. Edward Allinson	Michael G. Fitt

For	44,014,536	43,982,080
Withheld	12,154,187	12,186,643

Total	56,168,723	56,168,723

The terms of office of Directors  George L. Argyros, Thomas A. McDonnell and M. Jeannine Strandjord will expire at the Annual Meeting of Stockholders in 2008.  The terms of office of Directors  Thomas A. McCullough, William C. Nelson and Travis E. Reed will expire at the Annual Meeting of Stockholders in 2009.

2)               Ratification of the DST Audit Committee’s Selection of Independent Registered Public Accounting Firm:

For	55,335,251
Against	692,681
Abstaining	140,791

Total	56,168,723

Based upon votes required for approval, each of these matters passed.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2008, the Corporate Secretary of DST must receive such proposal on or before November 17, 2007, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)        Exhibits:

10.1

The Third Amendment dated as of April 16, 2007 to Syndicated Credit Agreement, dated as of June 28, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2005 (Commission File No. 1-14036).

10.2

The Receivables Purchase Agreement dated as of May 24, 2007 among Fountainview Finance, LLC, Ciesco, LLC, Citibank, N.A., Citicorp North America, Inc., Company and Originators listed on a Schedule to the Agreement.

31.1	Certification of Chief Executive Officer of Registrant
31.2	Certification of Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 9, 2007.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)