Form 10-Q
period 2007-09-30
DST SYSTEMS INC
filed 2007-11-07
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐     No ☒

Number of shares outstanding of the Company’s common stock as of September 30, 2007:

Common Stock $0.01 par value — 61,456,397

DST Systems, Inc.

Form 10-Q

September 30, 2007

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2007

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

The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(unaudited and dollars in millions, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$287.5	$60.6
Transfer agency investments	150.4	125.6
Short-term investments	168.4
Accounts receivable	309.0	369.5
Inventories	16.5	17.9
Deferred income taxes	36.6	39.5
Other assets	76.5	39.4
	1,044.9	652.5

Investments	1,769.4	1,647.4
Properties	493.5	542.8
Goodwill	118.0	164.7
Intangibles	33.6	41.2
Other assets	61.8	70.5
Total assets	$3,521.2	$3,119.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$944.7	$948.0
Transfer agency deposits	150.4	125.6
Accounts payable	72.1	100.0
Accrued compensation and benefits	122.5	94.2
Deferred revenues and gains	64.0	71.5
Other liabilities	115.1	138.2
Income taxes payable	340.5	118.8
	1,809.3	1,596.3

Long-term debt	69.0	493.2
Deferred income taxes	407.9	401.6
Income taxes payable	86.9
Other liabilities	68.0	55.7
	2,441.1	2,546.8
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	135.0	120.6
Retained earnings	2,265.2	1,434.9
Treasury stock (33.9 million and 29.6 million shares, respectively), at cost	(1,904.2)	(1,519.3)
Accumulated other comprehensive income	583.1	535.1
Total stockholders’ equity	1,080.1	572.3
Total liabilities and stockholders’ equity	$3,521.2	$3,119.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating revenues	$419.5	$373.7	$1,262.9	$1,136.9
Out-of-pocket reimbursements	153.3	149.8	462.2	533.1

Total revenues	572.8	523.5	1,725.1	1,670.0

Costs and expenses	463.4	417.7	1,384.7	1,364.8
Depreciation and amortization	34.1	29.4	95.6	89.6

Income from operations	75.3	76.4	244.8	215.6

Interest expense	(11.6)	(14.0)	(49.2)	(59.8)
Other income, net	14.9	10.2	41.6	39.7
Gain on sale of business				52.8
Gain on sale of Asurion	996.3		996.3
Equity in earnings (losses) of unconsolidated affiliates	5.4	(2.3)	52.7	32.1

Income before income taxes	1,080.3	70.3	1,286.2	280.4
Income taxes	407.5	15.6	475.2	88.5

Net income	$672.8	$54.7	$811.0	$191.9

Average common shares outstanding	59.9	66.3	61.5	67.1
Diluted shares outstanding	69.9	72.0	71.2	72.8

Basic earnings per share	$11.24	$0.83	$13.18	$2.86
Diluted earnings per share	$9.62	$0.76	$11.37	$2.63

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions and unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows — operating activities:
Net income	$811.0	$191.9
Depreciation and amortization	95.6	89.6
Net realized gain on investments	(8.0)	(13.6)
Gain on sale of business and properties	(13.3)	(52.8)
Gain on sale of Asurion	(996.3)
Share-based compensation expense	20.7	18.4
Amortization of debt issuance costs	0.9	13.0
Deferred income taxes	2.9	(6.2)
Equity in earnings of unconsolidated affiliates	(52.7)	(32.1)
Cash dividend from unconsolidated affiliates		31.5
Changes in accounts receivable	(3.9)	68.0
Net proceeds from accounts receivable securitization	70.0
Changes in accounts payable and accrued liabilities	(50.3)	(28.3)
Changes in income taxes payable	403.0	2.2
Changes in accrued compensation and benefits	34.5	0.6
Other, net	(1.0)	10.1
Total adjustments to net income	(497.9)	100.4
Net	313.1	292.3
Cash flows — investing activities:
Capital expenditures	(58.3)	(103.6)
Proceeds from sale of investments	46.6	108.6
Investments in securities	(271.7)	(49.8)
Cash distribution from unconsolidated affiliates		248.5
Proceeds from (investments in and advances to) unconsolidated affiliates	26.7	(20.1)
Acquisition of businesses	(14.9)	(1.3)
Proceeds from the sale of Asurion	980.0
Proceeds from the sale of properties	42.5	1.7
Net	750.9	184.0
Cash flows — financing activities:
Proceeds from issuance of common stock	84.9	49.1
Principal payments on long-term debt	(20.0)	(30.8)
Net decrease in revolving credit facilities	(410.5)	(93.9)
Common stock repurchased	(511.8)	(404.8)
Excess tax benefits from share based compensation	20.3	8.3
Net	(837.1)	(472.1)
Net increase in cash and cash equivalents	226.9	4.2
Cash and cash equivalents at beginning of period	60.6	80.2
Cash and cash equivalents at end of period	$287.5	$84.4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year 2007.

2.  Asurion Corporation Transaction

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion (“Asurion Transaction”).  In connection with the sale, DST received cash proceeds of $980 million and estimated receivables of approximately $43.9 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced from 37.4% to approximately 6%.  Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion.  At September 30, 2007, DST’s net investment in Asurion was $3.1 million.  The sale of Asurion resulted in DST recording a $996.3 million pretax gain during the three months ended September 30, 2007.  Included in the determination of this pretax gain was $43.9 million of estimated receivables, which represent the remaining portion of the sales proceeds to be received by DST.  The final determination of these estimated receivables could differ from the amount currently recorded, which could result in an adjustment to the pretax gain.  The determination of the estimated receivables is expected to be finalized in fourth quarter 2007.  A majority of the cash proceeds received in connection with this transaction have been used to pay down debt and related facilities, while the remainder of the proceeds was invested in cash and short-term investments and will be used in fourth quarter 2007 to satisfy tax obligations associated with the sale.

3.  Business Acquisitions

During third quarter 2007, DST acquired two businesses for an aggregate of $14.9 million.  TASS, LLC (“TASS”), based in Minneapolis, Minnesota, provides mutual fund shareowner subaccounting services, on a full service basis, to the broker/dealer industry.  TASS uses the subaccounting platform of TA2000, DST’s proprietary shareowner accounting and recordkeeping systems, to perform these services for its customers.  Mosiki, LLC (“Mosiki”), based in Boston Massachusetts, provides professional consulting services and solutions to investment management software customers.  TASS and Mosiki are both included in the Financial Services Segment.  The acquisition of TASS and Mosiki do not have a material impact on the consolidated financial results of DST.  The Company is in the process of integrating the TASS operations with DST’s mutual fund service offerings and integrating Mosiki with DST International’s investment management software service offerings.  DST believes the expansion of its mutual fund and investment management software offerings will provide broader product offerings to existing and new customers.

Both acquisitions were accounted for as a purchase and the results of TASS and Mosiki are included in DST’s consolidated financial statements beginning July 31, 2007 and August 9, 2007, respectively.  The minimum aggregate purchase price was $14.9 million and $2.3 million of net liabilities were assumed. The purchase price was paid in cash at closing and was funded with available cash balances and existing credit facilities.  There are provisions in both acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met, including revenue, operating income and number of subaccounts processed on the subaccounting platform of TA2000, as these operating performance measures are described in the acquisition agreements.  As of September 30, 2007, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $34 million.  Approximately $24 million of that amount would be due in 2011 while the remainder would be paid from 2008 through 2011.  DST has preliminarily allocated the total purchase prices for these businesses to the fair values of assets acquired and liabilities assumed at the date of the acquisition.  The purchase price allocation resulted in approximately $8.9 million of customer relationship intangible assets, $2.8 million of other intangible assets related to proprietary software, tradenames, and non-compete agreements, $5.5 million of goodwill, and $2.3 million of net liabilities assumed.  The intangible assets will be amortized over a period ranging from 3-15 years.  The Company has not yet finalized its accounting for the acquired assets of TASS and Mosiki; when finalized, it is possible that the purchase price allocation will be adjusted.

4.  Investments

Investments are as follows (in millions):

	2007	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2007	2006
Available-for-sale securities:
State Street Corporation	3%	$770.9	$762.7
Computershare Ltd.	5%	244.2	207.8
Euronet Worldwide	5%	56.1	56.0
Other available-for-sale securities		306.3	249.4
		1,377.5	1,275.9

Unconsolidated affiliates:
Boston Financial Data Services	50%	143.6	120.0
International Financial Data Services, U.K.	50%	55.9	41.8
International Financial Data Services, Canada	50%	24.7	17.8
Argus Health Systems	50%	17.2	13.8
Asurion Corporation			8.6
Unconsolidated real estate affiliates		63.2	95.9
Other unconsolidated affiliates		29.1	26.3
		333.7	324.2

Other:
Trading securities		51.6	42.9
Held-to-maturity		6.6	4.4
		58.2	47.3
Total investments		$1,769.4	$1,647.4

State Street Corporation issued approximately 61.0 million shares in connection with its July 2, 2007 acquisition of Investors Financial Services Corporation.  As a result of this share issuance, DST’s approximate ownership percentage in State Street Corporation has been diluted from approximately 3.4% to approximately 2.8%.

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	September 30,	December 31,
	2007	2006

Book cost basis	$474.5	$426.9
Gross unrealized gains	907.2	850.6
Gross unrealized losses	(4.2)	(1.6)
Market value	$1,377.5	$1,275.9

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end-of-day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $150.4 million and $125.6 million of transfer agency investments and deposits at September 30, 2007 and December 31, 2006, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of September 30, 2007 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Common stock	$43.8	$4.0	$1.0	$0.2	$44.8	$4.2

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

The Company recognized $3.1 million and $5.1 million of investment impairments for the three and nine months ended September 30, 2007 and $0.1 million and $1.0 million for the three and nine months ended September 30, 2006, which the Company believed were other than temporary.  The impairments recorded during the three and nine months ended September 30, 2007 and 2006, related to available for sale investments in the Investments and Other Segment and other investments held by the Financial Services segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in the other income, net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Boston Financial Data Services, Inc.	$7.6	$6.2	$23.6	$20.1
International Financial Data Services, U.K.	3.0	1.4	10.4	5.0
International Financial Data Services, Canada	0.4	1.5	2.9	1.8
Argus Health Systems	1.5	0.8	3.4	3.8
Asurion Corporation		(10.9)	21.9	4.2
Other	(7.1)	(1.3)	(9.5)	(2.8)
	$5.4	$(2.3)	$52.7	$32.1

The Other category in the table above includes principally various real estate joint ventures.  During the three months ended September 30, 2007, DST’s real estate joint ventures recorded $4.9 million (DST’s portion) of impairment charges on real estate held for sale.

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2007, by segment (in millions):

	December 31,				September 30,
	2006	Acquisitions	Disposals	Other	2007
Financial Services	$155.4	$5.5	$	$(52.3)	$108.6
Output Solutions	9.3			0.1	9.4
Total	$164.7	$5.5	$	$(52.2)	$118.0

As further described in Note 8, DST adopted a new income tax accounting standard on January 1, 2007.  The adoption of this accounting standard resulted in a reduction in goodwill of approximately $52.6 million and intangible assets of approximately $16.5 million that were acquired during the April 2005 acquisition of DST Health Solutions, Inc.

As described in Note 3, DST acquired two businesses during the three months ended September 30, 2007.  The goodwill recorded in connection with these 2007 business acquisitions, in the amount of $5.5 million, is tax deductible.

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$36.0	$4.2	$45.3	$5.0
Other	2.9	1.1	3.0	2.1
Total	$38.9	$5.3	$48.3	$7.1

As described in Note 3, DST acquired two businesses during the three months ended September 30, 2007.  The intangible assets recorded in connection with these 2007 business acquisitions were $8.9 million of customer relationships and $2.0 million of tradenames and non-compete agreements included in the table above, and $0.8 million of capitalized software which is classified in properties in the condensed consolidated balance sheet.

Amortization of intangible assets for the three and nine months ended September 30, 2007 was approximately $0.6 million and $1.7 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2006 was approximately $0.6 million and $1.9 million, respectively.  The Company estimates that amortization expense attributable to intangible assets recorded as of September 30, 2007 will be approximately $0.7 million for the remainder of 2007, $3.0 million for each of 2008, 2009, 2010, and 2011 and $2.5 million for 2012.

6.  Debt

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006, March 31, 2007 and June 30, 2007.  Actual conversions during the nine months ended September 30, 2007 have been less than $0.1 million, and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through December 31, 2007 as the stock price conversion feature was still in effect at September 30, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the nine months ended September 30, 2007, DST purchased $22.0 million of computer equipment with promissory notes.  The notes mature from April 1, 2010 through October 1, 2010 and are secured by the equipment.  Interest accrues at fixed rates ranging from approximately 4.6% to 4.9% per year.

BFDS Promissory Note

Since March 2006, the Company has maintained a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010.  The amount outstanding under this loan agreement was $85.0 million at September 30, 2007.  For the three and nine months ended September 30, 2007, the Company recorded interest expense related to this loan of $1.3 million and $3.0 million, respectively.

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

7.  Accounts Receivable Securitization Program

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

At September 30, 2007, the total outstanding undivided interest in the receivables held by the conduit was $70.0 million.  Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $437.6 million and $640.6 million for the three months ended September 30, 2007 and from May 24, 2007 (inception date) through September 30, 2007, respectively.  A $17.4 million retained interest in the receivables partially sold is included in accounts receivable on the consolidated balance sheet at September 30, 2007.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through September 30, 2007.

8.  Income Taxes

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

DST’s adoption resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being released, of which $68.2 million (net of related deferred income taxes) resulted in a reduction in previously recorded identified intangibles (including capitalized software) relating to the Company’s April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in stockholders’ equity as a cumulative effect adjustment.  The reduction in the identified intangibles resulted in a reduction in amortization expense of approximately $1.5 million and $4.4 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.  The reduced amortization will continue in the future, as no identified intangibles remain from the DST Health Solutions acquisition.

Prior to the adoption of FIN 48, the Company classified all income tax uncertainties as current liabilities.  Upon adoption of FIN 48, the Company reclassified approximately $64.0 million of income tax uncertainties that are estimated to take more than 12 months to resolve to non-current liabilities.

The amount of gross unrecognized tax benefits as of January 1, 2007 is $53.8 million.  Included in the Company’s net unrecognized tax benefit at January 1, 2007 are $47.3 million of tax positions which, if recognized, would affect the effective tax rate.  Also included in the net unrecognized tax benefit at January 1, 2007 are $3.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The amount of unrecognized tax benefits increased $31.2 million through September 30, 2007.  The change is due to additional amounts recorded for increases in uncertain tax positions under FIN 48, partially offset by a favorable resolution of an international income tax issue which resulted in a $3.8 million reduction in income tax expense during the nine months ended September 30, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company had $13.1 million of interest and penalties accrued associated with unrecognized tax benefits.  The liability for interest and penalties increased $3.1 million through September 30, 2007.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The IRS examination of the tax years ended December 31, 1999 through 2001 concluded during 2006.  In connection with the examination of the Company’s 2000 tax return, the IRS is continuing to examine a transaction the Company consummated in that year.  An IRS examination for the tax years ended December 31, 2002 through 2005 began during 2006.  As of September 30, 2007, the IRS has not proposed any significant adjustments which would be material to the Company’s financial statements.  Various state, local, and foreign income tax returns are also under examination by taxing authorities.  The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 37.7% and 37.0% for the three and nine months ended September 30, 2007, respectively, compared to 22.2% and 31.6% for the three and nine months ended September 30, 2006, respectively.  The higher effective tax rates for the three and nine months ended September 30, 2007, compared to the same periods in the prior year, are primarily due to the absence of the 80% dividends received deduction for a portion of the Asurion dividend received during 2006, combined with the Asurion Transaction described above, which resulted in an increase in the effective annual tax rate during third quarter 2007.  The full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

9.  Stockholders’ Equity

Earnings per share.  The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$672.8	$54.7	$811.0	$191.9
Dilutive securities at unconsolidated affiliates			(1.1)	(0.2)
Net income for dilutive computation	$672.8	$54.7	$809.9	$191.7

Average common shares outstanding (excluding restricted stock)	59.9	66.3	61.5	67.1

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	10.0	5.7	9.7	5.7

Diluted potential common shares	69.9	72.0	71.2	72.8

Basic earnings per share	$11.24	$0.83	$13.18	$2.86
Diluted earnings per share	$9.62	$0.76	$11.37	$2.63

The Company had approximately 61.5 million and 66.1 million shares outstanding at September 30, 2007 and 2006, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.6 million and 2.5 million at September 30, 2007 and 2006, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive were 0.8 million for the three and nine months ended September 30, 2006.  There were no anti-dilutive shares from options to purchase common stock during the three and nine months ended September 30, 2007.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  There was additional dilution of approximately 6.5 million shares and 6.1 million shares for the three and nine months ended September 30, 2007 and 2.8 million shares for the three and nine months ended September 30, 2006, related to the Company’s average daily share price exceeding $49.08 per share.

Stock repurchases

The Company repurchased 2,625,000 shares of DST common stock for $205.9 million or approximately $78.44 per share during the three months ended September 30, 2007.  For the nine months ended September 30, 2007, the Company had repurchased 6,011,900 shares of DST common stock at an average cost of $77.34 per share.  Cash proceeds from operations and borrowings on debt facilities were used to repurchase these shares.  At September 30, 2007, approximately 3.0 million shares remained under the existing share repurchase authorization plan.

Comprehensive income.  Components of comprehensive income consist of the following (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$672.8	$54.7	$811.0	$191.9
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(55.0)	28.3	43.2	116.9
Proportional share of unconsolidated affiliate interest rate swap	(0.4)	(7.3)	5.9	3.1
Less reclassification adjustments for net gains and losses included in net income	0.1	(0.4)	(8.0)	(16.5)
Foreign currency translation adjustments	11.1	0.5	23.8	12.3
Deferred income taxes	20.5	(8.3)	(16.9)	(40.2)
Other comprehensive income (loss)	(23.7)	12.8	48.0	75.6
Comprehensive income	$649.1	$67.5	$859.0	$267.5

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

The Company has $4.3 million of letters of credit outstanding at September 30, 2007.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at September 30, 2007 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on December 16, 2007.  At September 30, 2007, total borrowings against the line of credit were $10.7 million.

The Company entered into an agreement to guarantee 10% of any amounts between $10.0 million and $20.0 million, and 20% of any amounts thereafter, related to a $48.2 million construction loan to a 50% owned real estate joint venture.  The $48.2 million loan matures on the earlier of the completion of the project or December 31, 2007.  At September 30, 2007, total borrowings on the loan were $20.0 million.  The agreement was modified in September 2007 to eliminate the guarantee.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At September 30, 2007, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture.  The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The project was substantially completed in fourth quarter 2006 and became fully leased in 2007.  The project was financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remaining funding from equal equity contributions from the Company and its real estate joint venture partner.  At September 30, 2007, the Company and its joint venture partner had each contributed $28.5 million of equity for the project.  The letters of credit associated with this project were terminated in August 2007.

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

At September 30, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

11.  New Accounting Standards

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

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final statement has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $8.42 and $0.70 (versus reported diluted earnings per share of $9.62 and $0.76) for the three months ended September 30, 2007 and 2006, respectively, and $10.04 and $2.48 (versus reported diluted earnings per share of $11.37 and $2.63) for the nine months ended September 30, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In September 2007, the FASB issued proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2007.  Early adoption is not permitted.  This FSP will be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on

DST’s $840 million of senior convertible debentures and will result in the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

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

Included in costs and expenses in the Investments and Other Segment for the nine months ended September 30, 2007 is a gain of $12.4 million related to the sale of certain real property.

Information concerning total assets by reporting segment is as follows (in millions):

	September 30,	December 31,
	2007	2006

Financial Services	$1,597.8	$2,332.9
Output Solutions	387.5	374.4
Investments and Other	2,635.3	2,174.8
Eliminations	(1,099.4)	(1,763.0)
	$3,521.2	$3,119.1

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2007
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total
Operating revenues	$279.5	$136.4	$3.6	$	$419.5
Intersegment operating revenues	1.6		13.0	(14.6)
Out-of-pocket reimbursements	16.5	136.9		(0.1)	153.3
Total revenues	297.6	273.3	16.6	(14.7)	572.8

Costs and expenses	210.7	256.6	10.8	(14.7)	463.4
Depreciation and amortization	21.6	9.9	2.6		34.1
Income from operations	65.3	6.8	3.2		75.3
Other income, net	1.0		13.9		14.9
Gain on sale of Asurion	996.3				996.3
Equity in earnings (losses) of unconsolidated affiliates	12.7		(7.3)		5.4

Earnings before interest and income taxes	$1,075.3	$6.8	$9.8	$	$1,091.9

	Three Months Ended September 30, 2006
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$238.7	$131.4	$3.6	$	$373.7
Intersegment operating revenues	1.9		12.9	(14.8)
Out-of-pocket reimbursements	14.3	135.4	0.1		149.8
Total revenues	254.9	266.8	16.6	(14.8)	523.5

Costs and expenses	165.0	256.9	10.6	(14.8)	417.7
Depreciation and amortization	17.6	9.1	2.7		29.4
Income from operations	72.3	0.8	3.3		76.4
Other income, net	3.2		7.0		10.2
Equity in earnings (losses) of unconsolidated affiliates	(1.3)		(1.0)		(2.3)

Earnings before interest and income taxes	$74.2	$0.8	$9.3	$	$84.3

Earnings before interest and income taxes in the segment reporting information above less interest expense of $11.6 million and $14.0 million for the three months ended September 30, 2007 and 2006, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2007
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total

Operating revenues	$831.4	$421.4	$10.1	$	$1,262.9
Intersegment operating revenues	5.4		38.0	(43.4)
Out-of-pocket reimbursements	48.0	414.2	0.2	(0.2)	462.2
Total revenues	884.8	835.6	48.3	(43.6)	1,725.1

Costs and expenses	627.6	781.8	18.9	(43.6)	1,384.7
Depreciation and amortization	59.2	29.1	7.3		95.6
Income from operations	198.0	24.7	22.1		244.8
Other income, net	7.5		34.1		41.6
Gain on sale of Asurion	996.3				996.3
Equity in earnings (losses) of
unconsolidated affiliates	63.5		(10.8)		52.7

Earnings before interest and income taxes	$1,265.3	$24.7	$45.4	$	$1,335.4

	Nine Months Ended September 30, 2006
	Financial	Output	Investments/		Consolidated
	Services	Solutions	Other	Eliminations	Total
Operating revenues	$724.9	$400.0	$12.0	$	$1,136.9
Intersegment operating revenues	4.3		35.5	(39.8)
Out-of-pocket reimbursements	46.0	487.4	0.3	(0.6)	533.1
Total revenues	775.2	887.4	47.8	(40.4)	1,670.0

Costs and expenses	517.5	857.0	30.7	(40.4)	1,364.8
Depreciation and amortization	56.5	24.7	8.4		89.6
Income from operations	201.2	5.7	8.7		215.6
Other income, net	9.0		30.7		39.7
Gain on sale of business	52.8				52.8
Equity in earnings (losses) of
unconsolidated affiliates	34.5		(2.4)		32.1

Earnings before interest and income taxes	$297.5	$5.7	$37.0	$	$340.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $49.2 million and $59.8 million for the nine months ended September 30, 2007 and 2006, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

INTRODUCTION

The business units of DST Systems, Inc. (“DST” or the “Company”) offer sophisticated information processing and software services and products.  These business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

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

Investments and Other

The Investments and Other Segment holds investments in equity securities and certain financial interests and the Company’s real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.4 billion at September 30, 2007, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $770.9 million, $244.2 million and $56.1 million, respectively, based on closing exchange values at September 30, 2007. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (dollars in millions, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues
Operating revenues
Financial Services	$281.1	$240.6	$836.8	$729.2
Output Solutions	136.4	131.4	421.4	400.0
Investments and Other	16.6	16.5	48.1	47.5
Eliminations	(14.6)	(14.8)	(43.4)	(39.8)
	419.5	373.7	1,262.9	1,136.9
% change from prior year period	12.3%		11.1%

Out-of-pocket reimbursements
Financial Services	16.5	14.3	48.0	46.0
Output Solutions	136.9	135.4	414.2	487.4
Investments and Other		0.1	0.2	0.3
Eliminations	(0.1)		(0.2)	(0.6)
	153.3	149.8	462.2	533.1
% change from prior year period	2.3%		(13.3)%

Total revenues	$572.8	$523.5	$1,725.1	$1,670.0
% change from prior year period	9.4%		3.3%

Income from operations
Financial Services	$65.3	$72.3	$198.0	$201.2
Output Solutions	6.8	0.8	24.7	5.7
Investments and Other	3.2	3.3	22.1	8.7
	75.3	76.4	244.8	215.6

Interest expense	(11.6)	(14.0)	(49.2)	(59.8)
Other income, net	14.9	10.2	41.6	39.7
Gain on sale of business				52.8
Gain on sale of Asurion	996.3		996.3
Equity in earnings (losses) of unconsolidated affiliates	5.4	(2.3)	52.7	32.1
Income before income taxes	1,080.3	70.3	1,286.2	280.4
Income taxes	407.5	15.6	475.2	88.5
Net income	$672.8	$54.7	$811.0	$191.9

Basic earnings per share	$11.24	$0.83	$13.18	$2.86
Diluted earnings per share	$9.62	$0.76	$11.37	$2.63

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2007, increased $49.3 million or 9.4% and $55.1 million or 3.3%, respectively, compared to the same periods in 2006.  Consolidated operating revenues for the three months ended September 30, 2007 increased $45.8 million or 12.3% as compared to the same period in 2006, primarily from the inclusion of approximately $22.0 million of operating revenues from Amisys Synertech, Inc. (“ASI”) which was acquired on October 2, 2006 and increases in mutual fund shareowner accounts serviced, international professional service revenues, and higher Output Solutions volumes, partially offset by lower software license fees.  Consolidated operating revenues for the nine months ended September 30, 2007 increased $126.0 million or 11.1% as compared to the same period in 2006, primarily from the inclusion of approximately $68.3 million of operating revenues from ASI, higher Output Solutions volumes, increases in mutual fund shareowner accounts serviced and increases in software license fee revenues.  Consolidated OOP reimbursements during the three and nine months ended September 30, 2007 increased $3.5 million or 2.3% and decreased $70.9 million or 13.3%, respectively, compared to the same periods in 2006.  The increase during the three months ended September 30, 2007 is due to higher processing volumes in the Financial Services and Output Solutions Segments.  The decrease during the nine months ended September 30, 2007 is primarily from lower Output Solutions OOP reimbursement revenues as a result of certain clients purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client.

Financial Services Segment total revenues for the three and nine months ended September 30, 2007 increased $42.7 million or 16.8% and $109.6 million or 14.1%, respectively, over the same periods in 2006.  Financial Services Segment operating revenues for the three months ended September 30, 2007 increased $40.5 million or 16.8% as compared to the same period in 2006 primarily from the inclusion of $22.0 million of ASI revenues and higher mutual fund shareowner accounts serviced, partially offset by lower software license fees.  Financial Services Segment operating revenues for the nine months ended September 30, 2007 increased $107.6 million or 14.8% as compared to the same period in 2006 primarily from the inclusion of $68.3 million of ASI revenues, higher mutual fund shareowner accounts serviced, higher license fees for investment management and AWD software and higher professional service revenues.

Output Solutions Segment total revenues for the three and nine months ended September 30, 2007, increased $6.5 million or 2.4% and decreased $51.8 million or 5.8%, respectively, compared to the same periods in 2006.  Output Solutions Segment operating revenues for the three months ended September 30, 2007 increased $5.0 million or 3.8% over the same period in 2006 reflecting higher U.S. processing volumes and increased international revenues.  Output Solutions Segment operating revenues for the nine months ended September 30, 2007 increased $21.4 million or 5.3% over the same period in 2006, principally from higher U.S. processing volumes, a contract termination fee of $3.1 million and increased international revenues.

Investments and Other Segment operating revenues, primarily rental income for facilities leased to the Company’s operating segments, for the three and nine months ended September 30, 2007 were $16.6 million and $48.1 million, an increase of $0.1 million or 0.6% and $0.6 million or 1.3%, respectively, compared to the same periods in 2006.  The increase is due to higher rental income.

Income from operations

Consolidated income from operations for the three months ended September 30, 2007 was $75.3 million, a decrease of $1.1 million or 1.4% compared to the same period in 2006.  Absent the favorable impact of a state sales and use tax settlement recorded during third quarter 2006, consolidated income from operations increased $5.8 million during the three months ended September 30, 2007 attributable to higher contributions from Output Solutions and mutual fund shareowner processing, partially offset by $4.3 million of costs associated with the partial termination of a non-qualified deferred compensation plan.  Consolidated income from operations for the nine months ended September 30, 2007 was $244.8 million, a net increase of $29.2 million or 13.5% compared to the same period in 2006.  Absent the favorable impact of the 2006 state sales and use tax settlement discussed above, consolidated income from operations increased $36.1 million attributable to higher contributions from Output Solutions, a $12.4 million gain resulting from the sale of office buildings in California and higher contributions from mutual fund shareowner processing, partially offset by $4.3 million of costs associated with the partial termination of a deferred compensation plan recorded in 2007.

Financial Services Segment income from operations for the three months ended September 30, 2007 was $65.3 million, a decrease of $7.0 million or 9.7% compared to the same period in 2006.  Absent the favorable impact of a state sales and use tax settlement recorded during third quarter 2006, income from operations decreased $0.1 million during the three months ended September 30, 2007.  Increased revenues from higher mutual fund shareowner accounts serviced, increased international services revenues and the elimination of amortization of DST Health Solutions intangibles resulting from the adoption of FIN 48 were offset by $3.3 million of costs associated with the partial termination of a non-qualified deferred compensation plan, higher personnel costs to support growth in mutual fund shareowner processing, increased personnel related costs at DST International from higher revenues and certain management restructurings and amortization of ASI intangible assets.  Financial Services Segment income from operations for the nine months ended September 30, 2007 was $198.0 million, a decrease of $3.2 million or 1.6% compared to the same period in 2006, primarily for the reasons mentioned above.  The FIN 48 reduction in intangible amortization expense during the three and nine months ended September 30, 2007 was approximately $1.5 million and $4.4 million, respectively, compared to the same periods in 2006.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.

Output Solutions Segment income from operations for the three and nine months ended September 30, 2007 increased $6.0 million and $19.0 million, respectively, compared to the same periods in 2006, reflecting higher U.S. processing volumes, increased international revenues and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes.  Included in operating income for the nine months ended September 30, 2007 was a $3.1 million contract termination fee.

Investments and Other Segment income from operations was $3.2 million for the three months ended September 30, 2007, a decrease of $0.1 million or 3.0% as compared to the same period in 2006.  Income from operations was $22.1 million for the nine months ended September 30, 2007, an increase of $13.4 million or 154.0% as compared to the same period in 2006, primarily due to a $12.4 million gain from the sale of office buildings in California recorded in second quarter 2007 and lower depreciation expense.

Interest expense

Interest expense was $11.6 million and $49.2 million for the three and nine months ended September 30, 2007, a decrease of $2.4 million and $10.6 million, respectively, as compared to the same periods in 2006.  The decrease of $2.4 million for the third quarter is primarily the result of lower average debt balances outstanding as a result of using a portion of the Asurion sale proceeds to pay down debt.  Included in interest expense during the nine months ended September 30, 2006 is the write-off of $12.7 million of debt issuance costs related to the Company’s senior convertible debentures.  Absent this item, interest expense increased during the nine months ended September 30, 2007 by approximately $2.1 million compared to the nine months ended September 30, 2006.  On this basis, the increase in interest expense for the nine months ended September 30, 2007 is the result of higher average debt balances outstanding and higher interest rates.

Other income, net

Other income was $14.9 million for the three months ended September 30, 2007, an increase of $4.7 million compared to the same period in 2006, principally from higher dividend income and interest income earned from investment of a portion of the cash proceeds from the sale of Asurion that will be used in the fourth quarter 2007 to fund the Company’s income tax obligations resulting from the sale, partially offset by $0.4 million of lower securities gains during third quarter 2007 as compared to third quarter 2006, and costs associated with the accounts receivable securitization program.  Net gains on securities during third quarter 2007 in the amount of $3.1 million were offset by $3.1 million of other than temporary impairment charges recorded on certain available-for-sale securities.  Other income was $41.6 million for the nine months ended September 30, 2007, a net increase of $1.9 million compared to the same period in 2006 attributable to higher dividend income from securities, higher interest income earned in 2007 due to higher cash balances invested as a result of the Asurion proceeds, higher other income principally associated with the recovery in value of a bankruptcy claim in 2007 that was written down in 2006, offset by $8.5 million of lower securities gains in 2007 as compared to 2006.

Gain on sale of business

During the nine months ended September 30, 2006, the Company recognized a $52.8 million net gain from the January 1, 2006 lock\line merger with Asurion.

Gain on sale of Asurion

During the three months ended September 30, 2007, the Company recorded a $996.3 million gain from the sale of most of its investment in Asurion (“Asurion Transaction”).  In connection with the sale, DST received cash proceeds of $980 million and estimated receivables of approximately $43.9 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced to approximately 6%.  Included in the determination of this pretax gain was $43.9 million of estimated receivables, which represent the remaining portion of the sales proceeds to be received by DST.  The final determination of these estimated receivables could differ from the amount currently recorded, which could result in an adjustment to the pretax gain.  The Company expects the determination of the estimated receivables to be finalized in fourth quarter 2007.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Boston Financial Data Services	$7.6	$6.2	$23.6	$20.1
International Financial Data Services, U.K.	3.0	1.4	10.4	5.0
International Financial Data Services, Canada	0.4	1.5	2.9	1.8
Argus Health Systems	1.5	0.8	3.4	3.8
Asurion Corporation		(10.9)	21.9	4.2
Other unconsolidated affiliates	(7.1)	(1.3)	(9.5)	(2.8)
	$5.4	$(2.3)	$52.7	$32.1

DST’s equity in earnings of BFDS for the three and nine months ended September 30, 2007 increased $1.4 million and $3.5 million, respectively, due to increased mutual fund shareowner servicing revenues from an increase in shareowner accounts processed and improvements in operations.

DST’s equity in IFDS U.K. earnings for the three and nine months ended September 30, 2007 increased $1.6 million and $5.4 million, respectively, compared to the same periods in 2006, primarily from improvements in operations and increased revenues from higher shareowner accounts serviced in 2007.  Accounts serviced by IFDS U.K. were 5.8 million at September 30, 2007, unchanged from June 30, 2007 and an increase of 0.2 million or 3.6% from December 31, 2006 and September 30, 2006.

DST’s equity in IFDS Canada earnings for the three and nine months ended September 30, 2007 was $0.4 million and $2.9 million, respectively, a decrease of $1.1 million as compared to the three months ended September 30, 2006 and an increase of $1.1 million as compared to the nine months ended September 30, 2006.  An increase in revenues from higher accounts serviced during the three months ended September 30, 2007 was more than offset by higher personnel related costs.  The $1.1 million increase during the nine months ended September 30, 2007 is attributable to increased revenues from higher shareowner accounts serviced, improvements in operations and a deferred tax benefit, partially offset by higher depreciation resulting from a change in accounting method during 2007.  Accounts serviced by IFDS Canada were 7.4 million at September 30, 2007, unchanged from June 30, 2007 and an increase of 0.3 million or 4.2% from December 31, 2006 and an increase of 0.4 million or 5.7% from September 30, 2006.

DST’s equity in Argus earnings for the three and nine months ended September 30, 2007 increased $0.7 million and decreased $0.4 million, respectively, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was a result of higher pharmacy claim processing revenues.  The decrease for the nine months ended September 30, 2007 is primarily due to an impairment charge of internally developed capitalized software in the second quarter of 2007.  Absent the software impairment charge, higher levels of pharmacy claims processed were offset by increases in personnel and data processing costs associated with the higher claim volumes.

Prior to the closing of the Asurion Transaction, DST held a 37.4% equity interest in Asurion and accounted for its interest in the subsidiary under the equity method.  As a result of the Asurion Transaction, DST’s equity interest in Asurion has been reduced to approximately 6%.  Effective with the closing, DST accounts for its investment in Asurion under the cost basis and no longer records equity in earnings for Asurion.  Equity in losses of Asurion during the three months ended September 30, 2006 were primarily due to increased compensation expense from dividend-equivalent bonus payments made to Asurion’s vested stock option holders in connection with a debt-financed distribution made to all of its shareholders in third quarter 2006.  Equity in earnings of Asurion was $21.9 million for the nine months ended September 30, 2007 as compared to $4.2 million for the same period in 2006.  The increase in 2007 earnings is mostly due to higher revenues primarily from higher subscribers to Asurion’s handset insurance programs, operational cost improvements and the absence of compensation costs in 2007 related to the dividend-equivalent bonus payments made in 2006.

The Other category above includes principally various real estate joint ventures.  During the three months ended September 30, 2007, DST’s real estate joint ventures recorded $4.9 million (DST’s portion) of impairment charges on real estate held for sale.  DST is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The project was substantially completed in fourth quarter 2006 and became fully leased in 2007.  Although the project is expected to have positive cash flow from leasing operations, it will reflect negative earnings under generally accepted accounting principles due to non-cash charges for depreciation and amortization.  Results for 2007 reflect this development and are expected to continue in the future.  In addition, this joint venture recorded $1.5 million of additional depreciation in third quarter 2007.  The increase in equity in losses of Other for the nine months ended September 30, 2007, as compared to the same period in 2006, is primarily due to the reasons mentioned above.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 37.7% and 37.0% for the three and nine months ended September 30, 2007, respectively, compared to 22.2% and 31.6% for the three and nine months ended September 30, 2006, respectively.  The higher effective tax rates for the three and nine months ended September 30, 2007, compared to the same periods in the prior year, are primarily due to the absence of the 80% dividends received deduction for a portion of the Asurion dividend received during 2006, combined with the Asurion Transaction described above, which resulted in an increase in the effective annual tax rate during third quarter 2007.  The income tax expense associated with the Asurion gain is approximately $381.0 million if calculated on a discrete period basis.  However, the tax effect of this gain was required to be recorded through the effective tax rate, which resulted in approximately $379.3 million being recognized in third quarter 2007 and the remaining amount of $1.7 million to be recognized in fourth quarter 2007.  Excluding the effects of discrete period items, the Company estimates its recurring tax rate for the remainder of 2007 to be approximately 37.0%.  The full year 2007 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g. domestic consolidated, joint venture and/or international), the realization of tax credits (e.g. historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2007 were $297.6 million and $884.8 million, an increase of $42.7 million or 16.8% and $109.6 million or 14.1%, respectively, as compared to the same periods in 2006.  Financial Services Segment operating revenues for the three months ended September 30, 2007 were $281.1 million, an increase of $40.5 million or 16.8% as compared to the same period in 2006, primarily from the inclusion of $22.0 million of ASI revenues, higher mutual fund shareowner accounts serviced, partially offset by lower software license revenues.  Financial Services Segment operating revenues for the nine months ended September 30, 2007 were $836.8 million, an increase of $107.6 million or 14.8% as compared to the same period in 2006, primarily from the inclusion of $68.3 million of ASI revenues, higher mutual fund shareowner accounts serviced, higher license fees for investment management and AWD software and higher professional service revenues.

U.S. operating revenues for the three and nine months ended September 30, 2007 were $240.3 million and $717.1 million, an increase of $31.3 million or 15.0% and $86.8 million or 13.8%, respectively, as compared to the same periods in 2006, primarily from the inclusion of ASI revenues of $22.0 million and $68.3 million for the three and nine months ended September 30, 2007, respectively, and higher mutual fund shareowner accounts serviced.  International operating revenues for the three and nine months ended September 30, 2007 were $40.8 million and $119.7 million, an increase of $9.2 million and $20.8 million, respectively, as compared to the same periods in 2006.  The increase in international revenues during the three and nine months ended September 30, 2007 is primarily attributable to higher professional service revenues.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $9.9 million and $40.2 million of software license fee revenues for the three and nine months ended September 30, 2007, a decrease of $700,000 and an increase of $5.9 million, respectively, compared to the same periods in 2006.  The decrease during the three months ended September 30, 2007 is due to lower AWD license fee revenues, partially offset by higher medical claims processing software and investment management software license revenues.  The increase during the nine months ended September 30, 2007 is due primarily to higher international investment management software revenues, partially offset by lower AWD software license revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

U.S. mutual fund open shareowner accounts processed totaled 118.2 million at September 30, 2007, a net increase of 8.0 million or 7.3% since June 30, 2007, an increase of 12.4 million or 11.7% since December 31, 2006, and an increase of 13.5 million or 12.9% since September 30, 2006.  The net increase during the three months ended September 30, 2007 included 7.6 million accounts from previously announced client conversions and approximately 200,000 subaccounts from DST’s third quarter 2007 business acquisition of a company that provides mutual fund shareowner subaccounting services.  Tax-advantaged retirement and educational savings accounts serviced (which include 529 and Coverdell savings plan accounts) totaled 45.9 million at September 30, 2007, a net increase of 3.8 million accounts or 9.0% since June 30, 2007 and an increase of 5.6 million or 13.9% from the 40.3 million at September 30, 2006.  The net increase in tax-advantaged retirement and educational savings accounts serviced is primarily due to the client conversions mentioned above.

Since June 30, 2007, the Company received new client commitments from clients with approximately 130,000 mutual fund shareowner accounts and 300,000 mutual fund subaccounts.  The new mutual fund shareowner accounts and the new mutual fund subaccounts are scheduled to convert in first quarter 2008.  The Company currently has total new client commitments for approximately 430,000 mutual fund shareowner accounts and approximately 7.1 million mutual fund subaccounts, based on current levels.  The mutual fund shareowner accounts are expected to convert in the first half of 2008 and the mutual fund subaccounts are expected to convert at various times over the next year.

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

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2007 were $210.7 million and $627.6 million, an increase of $45.7 million or 27.7% and $110.1 million or 21.3%, respectively, compared to the same periods in 2006.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits incurred by the employees providing data processing services, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $16.5 million and $48.0 million during the three and nine months ended September 30, 2007, respectively, an increase of $2.2 million and $2.0 million compared to the same periods in 2006.  Excluding reimbursable operating expenses, costs and expenses increased $43.5 million during the three months ended September 30, 2007 to $194.2 million due primarily to the inclusion of ASI, higher personnel costs to support the growth in mutual fund shareowner processing, increased personnel related costs at DST International from higher revenues and certain management restructurings, higher software / hardware maintenance charges, $3.3 million of costs associated with the partial termination of a deferred compensation plan, amortization of ASI intangible assets, and the  absence of a $4.3 million favorable sales and use tax settlement that occurred in 2006.  Excluding reimbursable operating costs, costs and expenses increased $108.1 million during the nine months ended September 30, 2007 to $579.6 million due primarily to the inclusion of ASI, increased personnel costs to support business growth and the other reasons mentioned above.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs during the three and nine months ended September 30, 2007 increased $4.0 million or 22.7% and $2.7 million or 4.8%, respectively, compared to the same periods in 2006.  Depreciation and amortization during the three and nine months ended September 30, 2006 included a $2.6 million reduction in depreciation expense resulting from the favorable settlement of a sales and use tax matter which reduced DST’s depreciable basis in certain fixed assets.  Absent this item, depreciation and amortization expense for the three and nine months ended September 30, 2007 increased $1.4 million and $0.1 million, respectively, as compared to the same periods in 2006.  The increase during the three months ended September 30, 2007 is attributable to higher depreciation from internally developed software placed in service during the third quarter and the inclusion of ASI, partially offset by the absence of amortization of DST Health Solutions intangible assets resulting from the adoption of FIN 48.  The reduced amortization will continue in the future as no identified intangibles remain from the April 2005 acquisition of DST Health Solutions.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2007 decreased $7.0 million or 9.7% and $3.2 million or 1.6%, respectively, compared to the same periods in 2006, to $65.3 million and $198.0 million, respectively.  Absent the favorable impact of a $6.9 million state sales and use tax settlement recorded during third quarter 2006, income from operations for the three and nine months ended September 30, 2007 decreased $0.1 million and increased $3.7 million, respectively, as compared to the same periods in 2006.  The decrease during the three months ended September 30, 2007 is attributable to $3.3 million of costs associated with the partial termination of a non-qualified deferred compensation plan, higher personnel costs to support growth in mutual fund shareowner processing, increased personnel related costs at DST International from higher revenues and certain management restructurings and amortization of ASI intangible assets, offset by increased revenues from higher mutual fund shareowner accounts serviced, increased international services revenues and the elimination of amortization of DST Health Solutions intangibles resulting from the adoption of FIN 48.   The increase in income from operations during the

nine months ended September 30, 2007 is attributable to higher contributions from mutual fund shareowner processing from higher mutual fund accounts serviced, partially offset by higher personnel costs to support this growth as well as the other costs mentioned above.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2007 were $273.3 million and $835.6 million, an increase of $6.5 million or 2.4% and a decrease of $51.8 million or 5.8%, respectively, as compared to the same periods in 2006.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2007 were $136.4 million and $421.4 million, an increase of $5.0 million or 3.8% and $21.4 million or 5.3%, respectively, as compared to the same periods in 2006.  The increase during the three months ended September 30, 2007 is attributable to higher U.S. processing volumes and increased international revenues.  The increase during the nine months ended September 30, 2007 is attributable to the reasons mentioned above, as well as a contract termination fee of $3.1 million recorded in the first quarter 2007.

Output Solutions Segment images produced for the three and nine months ended September 30, 2007 were 4.4 billion and 13.0 billion, an increase of 7.3% and 14.0%, respectively, compared to the same periods in 2006.  Items mailed during the three and nine months ended September 30, 2007 were 0.7 billion and 2.0 billion, an increase of 0.1 billion as compared to both the three and nine months ended September 30, 2006.  Revenues per image have declined 4.2% from third quarter 2006 principally as a result of higher relative volume increases from customers with lower unit pricing.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2007 were $256.6 million and $781.8 million, a decrease of $0.3 million or 0.1% and $75.2 million or 8.8%, respectively, compared to the same periods in 2006.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $136.9 million and $414.2 million during the three and nine months ended September 30, 2007, respectively, an increase of $1.5 million and a decrease of $73.2 million, respectively, compared to the same periods in 2006.  The increase during the three months ended September 30, 2007 is attributable to higher processing volumes.  The decrease during the nine months ended September 30, 2007 is principally from lower postage expenses as certain clients are purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client.  Excluding reimbursable operating expenses, costs and expenses decreased $1.8 million during the three months ended September 30, 2007 to $119.7 million from lower material and equipment costs as a result of the implementation of new proprietary printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes and $0.8 million of costs related to partially terminating a deferred compensation plan in 2007.  Excluding reimbursable operating costs, costs and expenses decreased $2.0 million during the nine months ended September 30, 2007 to $367.6 million for the same reasons.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three and nine months ended September 30, 2007, increased $0.8 million or 8.8% and $4.4 million or 17.8%, respectively, compared to the same periods in 2006, attributable to depreciation on new proprietary printing and inserting equipment.  Output Solutions continues to invest in new printing and inserting technologies.  During fourth quarter 2007, depreciation and amortization is expected to increase above third quarter 2007 levels as new digital printing equipment is purchased and placed in service.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2007 was $6.8 million and $24.7 million, an increase of $6.0 million and $19.0 million, respectively, compared to the same periods in

2006 reflecting higher U.S. processing volumes, increased international revenues and cost efficiencies realized from the implementation of new proprietary printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes.  Included in operating income for the nine months ended September 30, 2007 was a $3.1 million contract termination fee from a client that completed the internalization of its print / mail operations as a result of a merger with a company with in-house capabilities at the end of the first quarter of 2007.  Operating revenues from this client were approximately $20.3 million for the year ended December 31, 2006.  Third quarter 2007 income from operations includes operating revenues from certain annual mailings and approximately $1.2 million of cost reductions primarily due to the finalization of year to date vendor rebates.  These two items are not expected to recur in fourth quarter 2007.  The Company is aware that certain of its clients have been studying the impact of summarizing the amount of detail included in a billing statement.  If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solutions’ revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment operating revenues, primarily rental income from facilities leased to the Company’s operating segments, were $16.6 million and $48.1 million for the three and nine months ended September 30, 2007, an increase of $0.1 million or 0.6% and $0.6 million or 1.3%, respectively, as compared to the same periods in 2006 due to higher rental activities.

Costs and expenses

Investments and Other Segment costs and expenses increased $0.2 million during the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to costs associated with the partial termination of a deferred compensation plan in 2007.  Costs and expenses for the nine months ended September 30, 2007 decreased $11.8 million, as compared to the same period in 2006, due primarily to a $12.4 million gain resulting from the sale of office buildings in California during second quarter 2007.  Absent this gain, costs and expenses were $31.3 million during the nine months ended September 30, 2007, an increase of $0.6 million as compared to the nine months ended September 30, 2006, attributable to higher operating costs associated with higher rental income revenues and $0.2 million of costs associated with the deferred compensation plan mentioned above.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.1 million and $1.1 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 primarily due to the sale of property.

Income from operations

Investments and Other Segment income from operations was $3.2 million and $22.1 million for the three and nine months ended September 30, 2007, a decrease of $0.1 million or 3.0% and an increase of $13.4 million or 154.0%, respectively, compared to the same periods in 2006.  The decrease during the three months ended September 30, 2007 is due to the additional costs associated with the deferred compensation plan charge described above.  The increase for the nine months ended September 30, 2007 was attributable to a $12.4 million gain from the sale of office buildings in California recorded in the second quarter 2007 and lower depreciation expense.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

			September 30,	December 31,
			2007	2006
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Non-retirement accounts			72.3	65.3
IRA mutual fund accounts			27.4	23.3
Other retirement accounts			5.7	4.2
TRAC mutual fund accounts			4.6	6.1
Section 529 and Educational IRA’s			8.2	6.9
			118.2	105.8

International
United Kingdom (1)			5.8	5.6
Canada (2)			7.4	7.1

TRAC participants (millions)			4.4	4.5
Automated Work Distributor workstations (thousands)			125.5	120.8
DST Health Solutions covered lives (millions)			25.8	25.3

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Output Solutions Operating Data
Images produced (billions)	4.4	4.1	13.0	11.4
Items mailed (billions)	0.7	0.6	2.0	1.9

Other Operating Data
Pharmacy claims processed by Argus (millions)	145.5	134.7	436.4	381.8

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2007 and 2006 is presented in the condensed consolidated statement of cash flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

The Company’s cash flow from operating activities totaled $313.1 million and $292.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Operating cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year 2007.  Income tax expense associated with the Asurion gain was approximately $379.3 million during the three months ended September 30, 2007.  Income taxes resulting from the Asurion sale are expected to be paid in fourth quarter 2007 and will cause a reduction in operating cash flow for the three months ending December 31, 2007.  The net increase in operating cash flow during the nine months ended September 30, 2007 is due to $70 million of proceeds from accounts receivable securitizations, increases in accrued compensation and benefit liabilities and increases in income taxes payable unrelated to the Asurion gain, partially offset by increases in accounts payable and accrued liabilities.  Operating cash flows during 2007 resulted principally from net income of $811.0 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $95.6 million and equity in earnings of unconsolidated affiliates of $52.7 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $50.3 million and accounts receivable of $3.9 million, and increases in accrued compensation and benefits of $34.5 million and income taxes payable (unrelated to the Asurion gain) of approximately $23.7 million.  The Company had $287.5 million of cash and cash equivalents at September 30, 2007, an increase of $226.9 million from December 31, 2006.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end-of-day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $150.4 million and $125.6 million of mutual fund transfer agency client investments and deposits at September 30, 2007 and December 31, 2006, respectively.

Investing Activities

Cash flows provided by investing activities totaled $750.9 million and $184.0 million during the nine months ended September 30, 2007 and 2006, respectively.  The increase in cash flows provided by investing activities during 2007 was primarily attributable to the $980.0 million of proceeds received from the Asurion investment sale in third quarter 2007.  Also contributing the net increase in cash provided by investing activities during 2007 were higher proceeds from the repayment of loans by affiliates and higher proceeds from the sale of properties, partially offset by higher investment purchases, lower proceeds from the sale of investment securities and lower distributions from unconsolidated affiliates.

Proceeds from the sale of Asurion and properties

In connection with the July 3, 2007 sale of Asurion, DST received cash proceeds of $980 million and estimated receivables of approximately $43.9 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced to approximately 6%.  The final determination of these estimated receivables could differ from the amount currently recorded, which could result in an adjustment to the $996.3 million pretax gain recorded.  The Company expects the determination of the estimated receivables to be finalized in fourth quarter 2007.  A majority of the Asurion sale proceeds were used to pay down the Company’s line of credit facilities.  The remainder of the proceeds was invested in cash and short-term investments and will be used in fourth quarter 2007 to satisfy tax obligations associated with the sale.

During the nine months ended September 30, 2007, the Company received approximately $42.5 million from the sale of properties, principally from the sale of office buildings in California.

Capital Expenditures

The Company continues to make significant investments in capital equipment, software, systems and facilities.

During the nine months ended September 30, 2007, the Company expended $58.3 million on capital expenditures.  Of this total, approximately $3.8 million related to the Investments and Other Segment, which consists primarily of building acquisitions and building improvements.  The Output Solutions Segment expenditures were approximately $20.3 million primarily for new printing and inserting technologies that will be used to support new and existing business.  Output Solutions continues to invest in new printing and inserting technologies.  During fourth quarter 2007, Output Solutions anticipates additional purchases of new digital printing equipment.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes, proceeds from accounts receivable securitizations or draws from bank lines of credit, as required.

Investments

The Company made $271.7 million of investments in securities during the nine months ended September 30, 2007 and received payments from unconsolidated affiliates of approximately $26.7 million.  Included in the $271.7 million of investment purchases during the nine months ended September 30, 2007 is approximately $168.0 million of Asurion proceeds that were invested in short-term debt securities that mature on December 14, 2007.  Proceeds from these short-term investments, along with other invested cash balances, are expected to be used in fourth quarter 2007 to satisfy tax obligations associated with the Asurion sale.  During the nine months ended September 30, 2007, the Company received $46.6 million from the sale of investments in available-for-sale and other securities.

Business Acquisitions

During the nine months ended September 30, 2007, the Company purchased two businesses in the Financial Services Segment for $14.9 million.  The minimum aggregate purchase price of $14.9 million was paid in cash during  third quarter 2007 and was funded with available cash balances and existing credit facilities.  There are provisions in both business acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met.  As of September 30, 2007, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $34 million.  Approximately $24 million of that amount would be due in 2011 while the remainder would be paid from 2008 through 2011.

Financing Activities

Cash flows used in financing activities totaled $837.1 million and $472.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Common Stock Issuances and Repurchases

The Company received proceeds of $84.9 million and $49.1 million from the issuance of common stock upon the exercise of employee stock options during the nine months ended September 30, 2007 and 2006, respectively.

The Company repurchased approximately 6,011,900 shares of DST common stock for $465.0 million or approximately $77.34 per share during the nine months ended September 30, 2007.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.

On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  At September 30, 2007, the Company had approximately 3.0 million shares remaining to be purchased under this plan.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $46.8 million and $18.9 million during the nine months ended September 30, 2007 and 2006, respectively.

Off Balance Sheet Obligations

As of September 30, 2007, the Company had no material off balance sheet arrangements, other than the accounts receivable securitization program described below.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; the sale of accounts receivable under the Company’s accounts receivable securitization program; and loans from unconsolidated affiliates. The Company has also utilized bridge loans to augment the above sources of debt financing.  The net decrease in the Company’s line of credit facilities was $410.5 million during the nine months ended September 30, 2007.  The Company had $1,013.7 million and $1,441.2 million of debt outstanding at September 30, 2007 and December 31, 2006, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2006, March 31, 2007 and June 30, 2007.  Actual conversions during the nine months ended September 30, 2007 have been less than $0.1 million, and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through December 31, 2007 as the stock price conversion feature was still in effect at September 30, 2007.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

Equipment Promissory Note

During the nine months ended September 30, 2007, DST purchased $22.0 million of computer equipment with promissory notes.  The notes mature from April 1, 2010 through October 1, 2010 and are secured by the equipment.  Interest accrues at fixed rates ranging from approximately 4.6% to 4.9% per year.

BFDS Promissory Note

As previously announced, the Company entered into a promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010.  The amount outstanding under this loan agreement was $85.0 million at September 30, 2007.  For the three and nine months ended September 30, 2007, the Company recorded interest expense related to this loan of $1.3 million and $3.0 million, respectively.

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

At September 30, 2007, the total outstanding undivided interest in the receivables held by the conduit was $70.0 million.  Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $437.6 million and $640.6 million for the three months ended September 30, 2007 and from May 24, 2007 (inception date) through September 30, 2007, respectively.  A $17.4 million retained interest in the receivables partially sold is included in accounts receivable on the consolidated balance sheet at September 30, 2007.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through September 30, 2007.

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

At September 30, 2007 and December 31, 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Significant Transactions

Asurion Corporation Transaction

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion.  In connection with the transaction, DST received cash proceeds of $980 million and estimated receivables of approximately $43.9 million that are expected to be collected within one year from the closing of the transaction, and DST’s equity interest in Asurion has been reduced from 37.4% to approximately 6%.  Effective with the closing of the transaction on July 3, 2007, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion.  At September 30, 2007, DST’s net investment in Asurion was $3.1 million.  The sale of Asurion resulted in DST recording a $996.3 million pretax gain during the three months ended September 30, 2007.  Included in the determination of this pretax gain was $43.9 million of estimated receivables, which represent the remaining portion of the sales proceeds to be received by DST.  The final determination of these estimated receivables could differ from the amount currently recorded, which could result in an adjustment to the pretax gain.  The determination of the estimated receivables is expected to be finalized in the fourth quarter 2007.  A majority of the cash proceeds received in connection with this transaction have been used to pay down debt and related facilities, while the remainder of the proceeds was invested in cash and short-term investments and will be used in fourth quarter 2007 to satisfy tax obligations associated with the sale.

OTHER

Comprehensive income (loss).  The Company’s comprehensive income totaled $649.1 million and $859.0 million for the three and nine months ended September 30, 2007, respectively, as compared to comprehensive income of $67.5 million and $267.5 million for the three and nine months ended September 30, 2006.  Comprehensive income includes net income of $672.8 million and $811.0 million for the three and nine months ended September 30, 2007, respectively, compared to $54.7 million and $191.9 million for the three and nine months ended September 30, 2006, and other comprehensive loss of $23.7 million and other comprehensive income of $48.0 million for the three and nine months ended September 30, 2007, respectively, compared to other comprehensive income of $12.8 million and $75.6 million for the three and nine months ended September 30, 2006.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate’s interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments.  At September 30, 2007, the Company’s available-for-sale securities had unrealized holding losses of $4.2 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at September 30, 2007 are other than temporary.

The Company recognized investment impairments of $3.1 million and $5.1 million for the three and nine months ended September 30, 2007, compared to $0.1 million and $1.0 million for the three and nine months ended September 30, 2006, which the Company believed were other than temporary.  The impairments related to investments held by the Investments and Other Segment and other investments held by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income, net line in the Condensed Consolidated Statement of Income.

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

Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $8.42 and $0.70 (versus reported diluted earnings per share of $9.62 and $0.76) for the three months ended September 30, 2007 and 2006, respectively, and $10.04 and $2.48 (versus reported diluted earnings per share of $11.37 and $2.63) for the nine months ended September 30, 2007 and 2006, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In September 2007, the FASB issued proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2007.  Early adoption is not permitted.  This FSP will be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on DST’s $840 million of senior convertible debentures and will result in the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2007 was approximately $1.4 billion.  The impact of a 10% change in fair value of these investments would be approximately $84.0 million to comprehensive income.  As discussed under “Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts that the Company is agent for.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2007, the Company and its joint ventures had approximately $1.8 billion of cash balances maintained in such accounts, of which $1.7 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest rate would increase or decrease net income by approximately $2.9 million.

At September 30, 2007, the Company had approximately $1.0 billion of debt, of which $103.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At September 30, 2007, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a gain of $11.4 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s receivables securitization program are determined based on variable interest rates (LIBOR).

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2007, the Company’s international subsidiaries had approximately $206.9 million in total assets, and for the three and nine months ended September 30, 2007, these international subsidiaries reported an approximate $14.6 million net loss and $0.2 million net income, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $20.7 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations would not have a significant effect on consolidated net income.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of September 30, 2007.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  The risk factors have not changed materially from the date of our periodic report on Form 10-Q for the previous quarter.

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

            We derive our consolidated revenues from the delivery of products and services to clients in the mutual fund, investment management, healthcare, telecommunications and utilities, video/broadband/satellite TV, other financial service (i.e. brokerage, insurance, banking, financial planning and mortgage) and other industries.  A decline or lack of growth in demand for our products and services in any of the industries we serve could adversely affect our business and earnings. Demand for our products and services among companies in those industries could decline for many reasons. Consolidation or limited growth in an industry could reduce the number of our clients and potential clients. Events that adversely affect our clients’ businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers’ products and services, adverse conditions in our customers’ markets or adverse economic conditions generally, could decrease demand for our products and services and the number of transactions we process. We cannot always predict the needs of changing industries or whether potential customers will accept our products or services. Concentrating our resources based on trends or events that do not occur as we expected could negatively impact any of our various businesses.

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

            We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting.  As the record keeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis.  There is a risk that brokerage firms that use our subaccounting products would convert accounts currently on our traditional recordkeeping system to the subaccounting system, which could result in lower revenues.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of DST common stock repurchased by the Company during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-July 31	646,051 (1)	$80.99	625,000	4,974,200(2)
August 1-August 31	1,185,271 (1)	$76.37	1,150,000	3,824,200(2)
September 1-September 30	896,674 (1)	$79.42	850,000	2,974,200(2)

(1)          For the three months ended September 30, 2007, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 102,996 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 21,051 shares were purchased in July 2007, 35,271 shares were purchased in August 2007, and 46,674 shares were purchased in September 2007.

(2)          On May 8, 2007, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through July 31, 2008.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.  At September 30, 2007, the Company had approximately 3.0 million shares remaining to be purchased under this plan.

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

(a)        Exhibits:

31.1                           Certification of Chief Executive Officer of Registrant

31.2                           Certification of Chief Financial Officer of Registrant

32                                    Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 7, 2007.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)