Form 10-K
period 2007-12-31
DST SYSTEMS INC
filed 2008-02-26
CIK 714603

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2007:
Common Stock, $0.01 par value—$4,134,391,931

Number of shares outstanding of the Registrant's common stock as of January 31, 2008:
Common Stock, $0.01 par value—60,114,057

Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 13, 2008 (Part III)

DST Systems, Inc.

2007 Form 10-K Annual Report

Table of Contents

The brand, service or product names or marks referred to in this Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this annual report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A., "Risk Factors" of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this annual report to reflect future events or developments.

PART I

Item 1.    Business

This discussion of the business of DST Systems, Inc. ("DST" or the "Company") should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings "Introduction" and "Seasonality" in the MD&A and the segment and geographic information included in Item 8, Note 15 are incorporated herein by reference in partial response to this Item 1.

The Company was originally established in 1969. Through a reorganization in August 1995, the Company is now a corporation organized in the State of Delaware.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company's Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the Company's corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee and the Compensation Committee of the DST Board of Directors are available on the Company's Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary's Office at (816) 435-4636. An individual may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS

The recent business developments of the Company and the Company's subsidiaries follow.

Asurion Corporation Transaction

On July 3, 2007, the Board of Directors of Asurion Corporation ("Asurion") consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion ("Asurion Transaction"). In connection with the Asurion Transaction, DST received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million that are expected to be collected prior to June 30, 2008, and DST's equity interest in Asurion has been reduced from 37.4% to approximately 6%. Effective with the closing of the Asurion Transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007. The cash proceeds received in connection with this transaction were primarily used to pay down debt and related facilities and to satisfy income tax obligations associated with the sale.

Stock Repurchase Programs

At December 31, 2007, there were approximately 1.9 million shares remaining to be repurchased under the existing share repurchase authorization plan. On January 18, 2008, DST's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. The Company repurchased approximately 7.1 million shares of DST common stock for $558.5 million or approximately $78.66 per share during the year ended December 31, 2007.

Expansion of Shareowner Subaccounting Service Offerings

DST has traditionally offered mutual fund shareowner subaccounting services on a remote and shared service basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer's registered representatives. DST has enhanced its proprietary mutual fund shareowner accounting and recordkeeping system, TA2000, to meet the complex reconciliation and system interfaces required by the broker/dealers. Using the same system for both transfer agency shareowner recordkeeping and subaccounting should ensure the accounting for shareowner ownership positions in the mutual fund is the same, since the recordkeeping is done by one system—TA2000.

On July 31, 2007, DST acquired TASS, LLC ("TASS"). Based in Minneapolis, Minnesota, TASS provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000 to perform these services for its customers. The acquisition of TASS increased the total number of U.S. mutual fund open shareowner accounts processed by DST by approximately 200,000. In addition, during second quarter 2007 the Company received commitments from new remote clients with approximately 7.1 million subaccounts, based on current levels, and these new subaccounts are expected to convert at various times during 2008. The acquisition of TASS and the conversion of these new subaccounts during 2008 will expand DST's existing mutual fund subaccounting capabilities and offerings.

New Mutual Fund Clients

The number of U.S. mutual fund open shareowner accounts processed totaled 119.1 million at December 31, 2007, an increase of 13.3 million accounts or 12.6% since December 31, 2006. The net increase during 2007 is attributable to the successful conversion of approximately 7.9 million or 7.5% of accounts from new clients and 5.4 million or 5.1% of account growth from existing clients.

NARRATIVE DESCRIPTION OF BUSINESS

The Company's business units offer sophisticated information processing and software services and products. At December 31, 2007, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of DST Innovis, Inc. and DST Interactive, Inc. (the "Innovis Entities"). The Innovis Entities were sold on July 1, 2005 to Amdocs. Detailed segment financial information, including revenues from external customers and a measure of profit or loss for each of the last three fiscal years, appears in Note 15 to the consolidated financial statements which are included in Item 8 of this annual report on Form 10-K.

A summary of each of the Company's segments follows:

Financial Services

The Company's Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, banks, brokers, financial planners, real estate partnerships, providers of healthcare plans, third party administrators, medical practice groups and healthcare providers. The Company's proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to providers of healthcare plans, third party administrators and medical practice groups.

As described in Part II, Item 7 "Significant Events" there have been several changes in the composition of the Financial Services Segment during the three years ended December 31, 2007:

Acquisitions

•
TASS, LLC was acquired by DST Systems, Inc. on July 31, 2007 and Mosiki, LLC was acquired by DST International North America, Inc. on August 9, 2007, for an aggregate amount of $14.9 million.

•
Amisys Synertech, Inc. ("ASI") was acquired by a wholly-owned subsidiary of DST Health Solutions, Inc. on October 2, 2006 for $136.5 million.

•
DST Health Solutions, Inc. was acquired from Computer Sciences Corporation ("CSC") through an exchange transaction on April 29, 2005. DST exchanged 4.9 million shares of CSC stock (valued at $45.53 per share) and 2.2 million shares (valued at $43.06) for the Health Solutions business which held $224.6 million of cash at the time of the exchange. Under terms of the exchange agreement, the Health Solutions operating business had a negotiated value of $100.0 million and its assets included cash of $224.6 million.

TASS, LLC is a full service mutual fund shareowner subaccounting services provider. Mosiki, LLC is a professional consulting services and solutions provider. The acquisition of TASS and Mosiki did not have a material impact on the consolidated financial results of DST during the year ended December 31, 2007. The Company is in the process of integrating the TASS operations with DST's mutual fund service offerings and integrating Mosiki with DST International's investment management software solutions service offerings. DST believes the expansion of its mutual fund and investment management software offerings will provide broader product offerings to existing and new customers.

DST operates the two healthcare processing businesses collectively under the name DST Health Solutions ("DSTHS"). DSTHS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. Using its proprietary software, DSTHS supports providers of healthcare plans, third party administrators and medical practice groups with business process outsourcing services, application service provider solutions, consumer directed healthcare administration solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. DST believes its expanded healthcare processing business increases opportunities to leverage DST's AWD and Output Solutions products and services.

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

Dispositions

•
Sale of the majority of DST's interest in Asurion on July 3, 2007, as described above in Recent Developments in the Company's Business, for $986.3 million of cash and approximately $39.2 million of receivables that are expected to be collected prior to June 30, 2008.

•
Sale of EquiServe to Computershare Ltd. on June 17, 2005 for $237.1 million of cash and 29.6 million shares of Computershare which had a value of $145.8 million on the closing date of the transaction. Prior to the sale, EquiServe was one of the nation's largest corporate shareholder service providers, maintaining and servicing the records of 18 million registered shareholder accounts for more than 1,200 publicly traded companies and closed-end funds.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom ("U.K."), Canada, Europe, Australia, India, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions.

The Output Solutions Segment conducts its operations from five production facilities located throughout North America and the U.K. DST Output is among the largest First-Class™ mailers in the U.S and is one of the largest users of continuous, high-speed, full-color inkjet printing systems. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Customer Management Segment (Sold on July 1, 2005)

The Company sold the Customer Management Segment, consisting essentially of the Innovis Entities, on July 1, 2005. Prior to the sale, the Company's Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and IP telephony, Internet and utility markets. The Customer Management Segment's revenues were primarily based on the number of subscribers, the end-users of the services offered by the Customer Management Segment's clients, the number of bills mailed and/or the number of images produced. Agreements with clients were typically multi-year contracts subject to periodic renewals and inflation-based fee adjustments. Certain former customers of the Customer Management Segment licensed the customer management software under term license agreements. The Customer Management segment had operating revenues of $96.6 million during the period January 1, 2005 through June 30, 2005. The Customer Management segment had total revenues (operating revenues plus out-of-pocket reimbursements ("OOP")) of $123.0 million during the period January 1, 2005 through June 30, 2005.

Investments and Other

The Investments and Other Segment holds investments in equity securities, private equity funds, and certain financial interests, and the Company's real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.5 billion at December 31, 2007, including approximately 11.3 million shares of State Street Corporation ("State Street"), 29.6 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $918.4 million, $256.0 million and $56.5 million respectively, based on closing exchange values at December 31, 2007. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company's other business Segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

Source of Revenue

The Company's sources of revenue are presented below. The sources listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2007		2006		2005
	(dollars in millions)
U.S. operating revenues
Mutual fund / investment management	$775.3	45.7%	$738.3	47.5%	$697.7	40.0%
Healthcare related services(2)	220.7	13.0%	146.1	9.4%	81.0	4.6%
Telecommunications and utilities(3)	164.5	9.7%	157.7	10.1%	290.1	16.6%
Other financial services(4)	123.9	7.3%	127.6	8.2%	251.0	14.4%
Video/broadband/satellite TV(5)	67.6	4.0%	67.3	4.3%	132.6	7.6%
Other	96.6	5.7%	112.9	7.3%	91.7	5.3%

Total U.S. operating revenues	1,448.6	85.4%	1,349.9	86.8%	1,544.1	88.5%

International operating revenues
Investment management and other financial services	189.3	11.2%	153.9	9.9%	177.7	10.2%
Telecommunications and utilities	37.3	2.2%	37.8	2.4%	8.3	0.5%
Other	20.2	1.2%	14.6	0.9%	14.5	0.8%

Total international operating revenues	246.8	14.6%	206.3	13.2%	200.5	11.5%

Total operating revenues	1,695.4	100.0%	1,556.2	100.0%	1,744.60	100.0%
Out-of-pocket reimbursements(1)	607.1		679.6		770.5

Total revenues	$2,302.5		$2,235.8		$2,515.1

(1)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(2)
Includes operating revenues of ASI from the acquisition date of October 2, 2006 and operating revenues of DST Health Solutions, Inc. from the acquisition date of April 29, 2005.

(3)
Includes $164.8 million of operating revenues from lock\line for the years ended December 31, 2005, which was merged with Asurion on January 1, 2006.

(4)
Includes $99.9 million of operating revenues from EquiServe, Inc. for the period January 1, 2005 through June 17, 2005, which was sold on June 17, 2005.

(5)
Includes $93.9 million of operating revenues from the Innovis Entities for the period January 1, 2005 through July 1, 2005, which was sold on July 1, 2005.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: mutual fund shareowner processing, business process management, healthcare claim transaction processing solutions and services, and investment management software and services.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data
	2007	2006	2005
Revenues (in millions)
U.S. operating revenues(4)(5)(6)
Mutual fund/investment management	$664.4	$638.8	$599.8
Healthcare related services(4).	202.3	129.1	70.0
Other financial services(5)	52.3	52.7	172.4
Video/broadband/satellite TV	6.2	5.6	5.5
Telecommunications and utilities(6)	0.1	0.5	153.6
Other	43.4	53.2	40.1

	968.7	879.9	1,041.4

International operating revenues
Investment management and other financial services	157.6	123.0	137.2
Telecommunications and utilities	5.0	6.0	2.5
Other	3.3	2.3	2.6

	165.9	131.3	142.3

Total operating revenues	1,134.6	1,011.2	1,183.7
Out-of-pocket reimbursements(1)	65.0	60.8	167.4

Total revenues	$1,199.6	$1,072.0	$1,351.1

Mutual fund shareowner accounts processed (in millions)
U.S.
Non-retirement accounts	72.9	65.3	63.2
IRA mutual fund accounts	27.5	23.3	22.6
Other retirement accounts	4.7	4.2	3.8
TRAC mutual fund accounts	5.3	6.1	6.4
Section 529 and Educational IRA's	8.7	6.9	6.2

	119.1	105.8	102.2

International
United Kingdom(2)	5.8	5.6	5.2
Canada(3)	7.5	7.1	6.8
TRAC participants (millions)	4.8	4.5	4.3
Automated Work Distributor workstations (thousands)	127.7	120.8	107.2
DST Health Solutions covered lives (millions)	24.5	25.3	16.3
Pharmacy claims processed by Argus (millions)	586.5	525.8	232.2

(1)
Principally rebillable postage and telecommunication expenditures and print mail services, which are reimbursed by customers.

(2)
Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(3)
Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

(4)
Includes operating revenues of ASI from the acquisition date of October 2, 2006 through December 31, 2007 and operating revenues of DST Health Solutions, Inc. from the acquisition date of April 29, 2005 through December 31, 2007.

(5)
On June 17, 2005, the Company sold EquiServe, Inc. to Computershare. EquiServe performed the majority of the Company's security transfer processing services. Includes $99.9 million of operating revenues from EquiServe, Inc. for the period January 1, 2005 through June 17, 2005.

(6)
On January 1, 2006, lock\line was merged with Asurion, and DST received a 37.4% ownership interest in Asurion. Includes $164.8 million of operating revenues from lock\line for the year ended December 31, 2005.

U.S. Mutual Fund Shareowner Processing

Most of the Financial Services Segment's clients who utilize the Company's proprietary mutual fund recordkeeping systems are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. However, in recent years, DST has enhanced its proprietary mutual fund recordkeeping systems to allow service offerings to "closed-end" mutual fund companies, broker/dealers who perform subaccounting shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer's registered representatives, and investment/property managers who need non-traded Real Estate Investment Trust (REIT) participant recordkeeping and accounting services. Purchases and sales (referred to as "redemptions") of open-end mutual fund shares are typically effected between shareowners and the fund, rather than between shareowners. These transactions are based on the net asset value of the mutual fund on the date of purchase or redemption, which requires that the assets of the fund and the interests of its shareowners be valued daily. Accordingly, timely and accurate accounting and recordkeeping of shareowner and fund investment activity is critical.

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

Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping and accounting is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes multiple classes of equity, fixed income and money market funds. At December 31, 2007, the Company provided shareowner accounting processing services for approximately 119.1 million U.S. mutual fund shareowner accounts, an increase of 13.3 million accounts or 12.6% since December 31, 2006. The net increase during 2007 is attributable to the successful conversion of approximately 7.9 million or 7.5% of accounts from new clients and 5.4 million or 5.1% of account growth from existing clients.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing or "BPO" (Business Process Outsourcing) includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering telephone inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances maintained in Company transfer agency bank accounts into high credit-quality money market funds. "Remote" service processing or "ASP" (Application Service Provider) is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company's data processing facilities using the Company's telecommunications network. "Shared" service processing enables clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the implementation of AWD (Automated Work Distributor), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel processing the transaction and/or handling the telephone calls.

The Company derives revenues from its mutual fund shareowner accounting services through use of the Company's proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account and number of funds for system processing services and on a per account, number of funds and transaction basis for clerical services. The Company's policy is not to license TA2000. The Company also derives revenues from investment earnings related to cash balances maintained in the Company's full service, transfer agency bank accounts.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts ("IRAs") and Educational Savings Plans, which include both Section 529 and Coverdell plans.

The Company's TRAC component of TA2000 provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts, annuities and other investment products. TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and the underlying mutual fund shareowner accounting. The Company offers TRAC on a full-service (BPO) and remote (ASP) basis. The Company believes that the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) mutual funds, because of their features, are popular selections for investment by such plans, and (iii) potential participation is likely to increase as retirement plan sponsors adopt "opt out" enrollment features for new employees. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

At December 31, 2007, TA2000 serviced 27.5 million IRAs invested in mutual funds and 4.7 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). TA2000 also supported the processing of 8.7 million educational savings accounts, of which 7.9 million are Section 529 plan accounts. In addition, TRAC provided recordkeeping for 4.8 million retirement plan participants with 5.3 million related TA2000 mutual fund accounts at December 31, 2007.

Mutual Fund Subaccounting

DST offers mutual fund shareowner subaccounting services to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer's registered representatives. DST offers subaccounting services on both a remote (ASP) and full service (BPO) basis. DST enhanced TA2000 to meet the complex reconciliation and system interfaces required by the broker/dealers. The Company believes using the same system for both transfer agency shareowner recordkeeping and subaccounting should ensure the accounting for shareowner ownership positions in the mutual fund is the same, since the recordkeeping is done by one system—TA2000.

On July 31, 2007, DST acquired TASS, LLC ("TASS"). Based in Minneapolis, Minnesota, TASS provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000 to perform these services for its customers. The acquisition of TASS increased the total number of U.S. mutual fund open shareowner accounts processed by DST by approximately 200,000. In addition, during second quarter 2007, the Company received commitments from new remote clients with approximately 7.1 million subaccounts, based on current levels, and these new subaccounts are expected to convert at various times during 2008. The acquisition of TASS and the conversion of new subaccounts during 2008 expands DST's existing mutual fund subaccounting capabilities and offerings.

Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

Non-Traded Real Estate Investment Trust Participant Accounting

Beginning in early 2008, the Company will offer non-traded Real Estate Investment Trust ("REIT") participant recordkeeping and accounting services. The proprietary applications system for this service offering is TA2000, which performs shareowner related functions for non-traded REITS, including processing subscriptions, periodic redemptions, and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The services are offered on a full and shared service basis. The Company expects to derive revenues from non-traded REIT shareowner accounting services through use of the Company's proprietary software systems to provide such services, clerical processing services and other related products. Fees will be generally charged based on a per account basis for system processing services and transaction basis for clerical services.

Products Supporting Mutual Fund Distribution and Marketing

The Company offers products to meet the expanding service requirements, distribution channels and regulatory requirements affecting the mutual fund market.

The Company is the largest processor of the mutual fund industry's volume on Fund/Serv and Networking, two systems developed for mutual fund distribution by the National Securities Clearing Corporation, a subsidiary of The Depository Trust & Clearing Corporation. The Company has also developed the Financial Access Network ("FAN"), the technological infrastructure that facilitates mutual fund transactions and servicing via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction execution and literature fulfillment through a set of customized Internet templates that link the client's website to TA2000, (ii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken and Microsoft Money for Windows Online Investment Center, (iii) FAN Mail, which provides financial advisors and brokers with trade confirmations, account positions and other data via public network access and (iv) Vision, which enables broker/dealers and financial advisors to view their customers' mutual fund, variable annuity positions, direct participation programs, process transactions and establish new accounts.

Revenues from these services and products are based generally on the number of transactions, positions, or account inquiries processed.

Boston Financial Data Services, Inc. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service shareowner accounting and recordkeeping services to approximately 119 U.S. mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC system and provides non-traded REIT participant accounting services. BFDS is the Financial Services Segment's largest customer, accounting for approximately 11.9% of the Segment's operating revenues in 2007.

BFDS's revenues are derived on a per account, number of fund and transaction basis. BFDS also derives revenues from investment earnings related to cash balances maintained in transfer agency bank accounts.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through four joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K. offers full, remote and shared service processing for Open Ended Investment Companies ("OEIC") and unit trusts and related products serving 5.8 million unitholder and OEIC accounts at December 31, 2007. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. The largest remote client of IFDS U.K., representing approximately 1.5 million or 25.9% of the total unitholder accounts at December 31, 2007, is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. Cofunds, which is the U.K.'s largest independent investment platform has approximately $29 billion of assets under administration at December 31, 2007. IFDS U.K. and other affiliates also own equity investments in Cofunds, which in the aggregate are non-controlling interests.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis although certain revenue is also derived from fixed fees and, in part, by the level of funds under management of client companies. IFDS U.K.'s policy is not to license FAST.

International Financial Data Services, Canada ("IFDS Canada")

IFDS Canada has developed iFAST, a proprietary mutual fund recordkeeping system. IFDS Canada provides full-service, remote service and shared service processing to the Canadian mutual fund industry using iFAST and full-service and remote-service processing for U.S. offshore mutual funds using TA2000 and iFAST. Revenues are derived from providing remote, shared and full service mutual fund shareowner processing services based upon the number of shareowner accounts and transactions. IFDS Canada also receives time and material fees for client- specific enhancements and support to remote processing based upon the number of billable hours.

International Financial Data Services, Luxembourg ("IFDS Luxembourg")

IFDS Luxembourg provides Transfer Agency services to State Street Luxembourg under an outsourcing agreement. Client servicing activities are focused on supporting State Street's services to fund promoters and investment managers in the Luxembourg and Continental European market. Revenues are derived from an agreement with State Street which encompasses a combination of fixed monthly costs and a per transaction cost of units processed.

International Financial Data Services, Ireland ("IFDS Ireland")

IFDS Ireland provides Transfer Agency services to State Street Ireland under an outsourcing agreement. Client servicing activities are focused on supporting State Street's services to fund promoters and investment managers who provide offshore funds. Revenues are derived from an agreement with State Street which encompasses a combination of fixed monthly fees and per transaction fees.

Business Process Management through AWD

Automated Work Distributor ("AWD") is an enterprise-scale software system than enables companies to improve operating efficiency and customer satisfaction. AWD supports the capture of all inbound work at the point of contact (mail, telephone calls, Internet, e-mail, faxes, etc.), then identifies the steps that need to be followed to complete that item and its relative priority compared to other work that has been received. The system then delivers the piece of work, based on priority, to the resource most qualified to complete the current processing step. AWD's sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for ensuring compliance with internal and external regulations. By enforcing standard business processes independent of the origin of a request, the system ensures that every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.

AWD's automation components allow customers to remove associates from tasks in which human interaction is not required, resulting in increased productivity. In addition, AWD's application integration components allow customers to seamlessly link business processes that cross multiple application systems. AWD also enables customers with multiple service centers to seamlessly move work between locations, minimizing geography as a barrier to productivity gains. The AWD product suite also includes imaging and content management, an event-based reporting and activity monitoring subsystem, a contact center desktop with proactive call scripting, intelligent character recognition and support for e-mail and Web-based customer service.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD's services oriented architecture (SOA) operates on Sun Solaris, Microsoft Windows and IBM platforms utilizing Windows and browser-based desktops. The Company's best practice templates allow customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company's integration toolkit, catalog of adapters and support for J2EE application servers allow AWD to easily interface with customers' existing application systems and operating environments. Classified as a "business process management (BPM)" solution by technology industry analysts, AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, healthcare providers and payers, property and casualty insurance, banking, mortgage, brokerage and video/broadband/telephony. AWD customers are located in over nineteen countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, Hong Kong, mainland China, Taiwan and Japan.

The Company's value proposition combines the AWD system with hosting services and business process outsourcing for AWD clients. Customers can access AWD at the AWD Data Center using DST's telecommunications network. The AWD Data Center provides a fully redundant disaster recovery option to AWD customers.

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

Investment Management Solutions

DST International Group Services Limited ("DST International"), a wholly-owned U.K. company, provides software applications, implementation and other professional services. DST International currently services over 700 clients globally in over 25 countries. It has offices in the U.K., U.S., Australia, Canada, China, France, Hong Kong, Indonesia, New Zealand, Singapore, South Africa, Thailand and Vietnam. Its development centers are presently in the U.K., Thailand and Australia.

The business is comprised of three primary components:

•
The largest is back office applications for the investment management industry and its third party administrators globally.

•
The second largest is solutions for the distributors of investment products.

•
The third component is based on DST International's role as the distributor of the Company's AWD product outside of North America primarily to retail banks and insurance companies.

DST International is also expanding into billing and customer care applications for utility, telecoms and financial services customers.

DST International provides development, support, implementation and other professional services directly to clients in each of these segments. DST International is in a transition from primarily a provider of technology applications to a technology services provider providing a wider range of implementation and advisory services to clients. It also is shifting its revenue model from principally up-front, perpetual licenses to more term licenses and services-based revenues that provide recurring revenue streams.

On August 9, 2007, DST International North America, Inc. acquired Mosiki, LLC ("Mosiki"), based in Boston, Massachusetts, which provides professional consulting services and solutions to investment management software customers.

Investment Management Solutions

The core of the investment management solutions is investment and fund accounting. Two primary markets are serviced:

•
Asset managers, who offer a wide range of traditional investment strategies for registered funds, insurance funds and separately managed accounts, and

•
Third party administrators serving those asset managers.

The largest client groups are in the more developed markets of the U.K., U.S. and Australia. The Company believes that a higher potential for unit sales for applications is in developing markets such as Asia. The demand for professional services is growing most rapidly in the developed markets, particularly with the third party administrators who are refining their outsourcing business models.

The Company believes that its offerings are uniquely positioned because it has extensive penetration in both of the markets that it services. The connectivity required between asset managers and their agents is essential for these firms to reduce both operational risks and operating costs.

DST International is now undertaking an investment program to expand into middle office applications with an emphasis on support for alternative investments such as OTC derivatives. Its background in business process management and workflow applications should provide a unique solution set compared to both traditional competitors as well as new entrants.

Distribution Solutions

DST International has developed a number of customized applications that distribute investment products for financial institutions, including insurance companies, banks and wealth managers. The client base is dispersed geographically, and the requirements are quite varied due to differences in market practices such as commissions, tax reporting and compliance. This has created an opportunity for ongoing development work and professional services.

These include:

•
Portfolio management and recordkeeping for distributors of registered funds who "wrap" them with insurance or pension offerings in the U.S. and U.K.;

•
Management of model portfolios and rebalancing for wealth managers; and

•
Large-scale data warehousing and a reporting toolkit for banks serving mass affluent clients.

The Company is also exploring how to further leverage capabilities in its various affiliates to create reusable solutions, such as transfer agency and process management. Distribution should continue to be an area of significant growth in technology requirements in a number of developed and developing markets.

Business Process Management Solutions

DST International distributes the Company's AWD product outside of North America. The clients presently are primarily in retail banking and insurance. DST International also provides implementation and business process management consulting services to these clients.

The Company believes that it is uniquely positioned, because of its expertise in this area accumulated from years of developing these capabilities for its own usage in the US. It also believes that it can achieve significant synergies by integrating these applications with its Distribution and Investment Management solutions.

Demand for these kinds of products and services have grown in the past year, and it is expected that demand will continue to grow significantly in both Europe and Asia. Financial institutions are seeing considerable advantages in terms of cost effectiveness, enhanced customer servicing capabilities and improved controls for compliance for the use of Business Process Management Solutions.

Healthcare Transaction Processing Solutions

DST Health Solutions, LLC ("DSTHS") is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. Using its proprietary software, DSTHS supports providers of healthcare plans, third party administrators ("TPAs") and medical practice groups with business process outsourcing ("BPO") services, application service provider ("ASP") solutions, consumer directed healthcare ("CDH") administration solutions, information technology outsourcing services and enterprise software applications for health plan administration and physician practice management. DSTHS provides technology based business solutions to the healthcare market with the company's core health plan administration systems: AMISYS Advance, PowerSTEPP, PowerMHS and PowerMHC. These enterprise-wide systems help support health plan business operations including claims processing, member and provider management, benefit plan management, and medical management with browser-based graphical user interfaces designed to provide ready access to users in remote locations. The enterprise applications of DSTHS support approximately 367 healthcare clients, representing approximately 24.5 million covered lives.

Consumerism and the Consumer-Directed Healthcare programs collectively represent a significant movement in the employee benefits business. CDH addresses a number of objectives including employer cost management, employee choice and control over their health and benefits, and free market influences in the pricing and costs of healthcare. DSTHS has been a major force behind the very first CDH programs, providing the infrastructure to notable CDH pioneer clients. DSTHS is able to use its proprietary software and services platform to support and facilitate the convergence of health and financial transactions and information for consumers to manage their Flexible Spending Account ("FSA"), Health Reimbursement Account ("HRA") and/or Health Savings Account ("HSA") programs. DSTHS has focused this CDH solution as a BPO service offering using its own platforms and systems.

DSTHS derives revenues by using its proprietary software systems to provide services on a BPO, ASP, and turnkey (license) basis. Fees are generally charged based on a per member, per month ("PMPM") basis for BPO services. DSTHS also receives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DSTHS proprietary software hosted in DST data centers. DSTHS realizes revenue from fixed fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. DSTHS also derives professional service revenues from fees for implementation services, custom programming and data center operations.

In the healthcare payer market, DSTHS competes effectively through increasing its investment in platform-independent, service-oriented component applications that enable clients to accelerate customer acquisition, deliver new, profitable products to market rapidly and cost-effectively, facilitate administration of consumer-directed healthcare, improve enterprise workflow and enhance health payer revenue cycles. These new components can be deployed as part of a core replacement project including the PowerSolutions and AMISYS Advance core administration engines, or as stand-alone applications that extend clients' existing core systems.

Healthcare Payer Solutions

DSTHS supports healthcare payer clients with diverse lines of business including: indemnity, HMO, PPO, POS, CDH, dental, vision, behavioral health, and government-sponsored initiatives (Medicaid, Medicare Advantage and Part D).

Health Plan Outsourcing Solutions

Health Solutions provides BPO services that include mail receipt and processing, imaging/OCR (optical character recognition)/data capture, eligibility and enrollment management, benefit plan management, claims processing, overflow, plan administration, fulfillment, utilization management, case management and customer service, delivered as discrete, a la carte services or as a comprehensive administrative solution.

PowerQueue AWD

PowerQueue AWD offers an enterprise-wide Business Process Management solution. Real-time integration to the Health Solutions' core administration systems delivers increased operational efficiency through automation and continuous process improvement, thus providing higher quality by allowing clients to focus on business decisions rather than repetitive tasks. Functionality includes claims routing, quality audits, customer service, correspondence processing, and imaging. In addition to client sales, PowerQueue AWD has been implemented in two of the DSTHS outsourcing centers and is being implemented in the remaining DST Health Solutions' BPO operations to achieve greater efficiency, functionality and scalability.

Core Transaction Systems

The AMISYS Advance and PowerSolutions family of functional and scalable core health plan administration and claims processing engines offer the flexibility to support a payer's entire business portfolio on a single technology platform. The PowerSolutions core applications include PowerSTEPP, PowerMHS and PowerMHC.

Enterprise Extension Applications

The PowerSolutions Suite includes optional, fully-integrated applications for e-business, claims workflow automation, issue management, utilization management and case management. Applications include:

CareSTEPP—CareSTEPP is a graphical, workflow-driven medical utilization management and case management application that helps health plans control medical costs, deliver quality care and automate paperwork associated with these processes. CareSTEPP provides many benefits to the health plan enterprise, including efficient monitoring of staff productivity, workload balancing, improved staff communications, intelligent deployment of medical and administrative personnel, grievances and appeals tracking, and improved consistency of medical decisions.

CaseSTEPP—CaseSTEPP is an optional CareSTEPP module that tracks all information related to catastrophic or high-cost cases. CaseSTEPP enables the coordination of care provided, improves the continuity and quality of care, and lowers the costs of delivering care. Additionally, CaseSTEPP uses all of the features in CareSTEPP, plus additional features that include care/treatment plans, user-defined reference codes, tracking of diagnoses and medications, free-text case notes, time/expense/savings tracking, tracking of case-related contacts, management of documentation/correspondence, scheduling of reviews, reporting of case parameters, and tools to identify prospective case management candidates.

Business Analysis Applications

Health Solutions offers the following business analysis, reporting and quality management applications:

InfoSTEPP—InfoSTEPP is a decision support application that is fully integrated with DST Health Solutions' PowerSTEPP Health Plan Administration System. It assists health plans in finding, analyzing, and interpreting mission-critical information from managed care transaction data captured by PowerSTEPP. InfoSTEPP gives health plans the information they need to more effectively manage health plan profitability and make more informed decisions.

DSTHS CareAnalyzer —DSTHS CareAnalyzer solution helps health plans select members who will benefit most from care management. The unique analytic approach combines elements of care opportunities, risk and provider effectiveness to provide a more complete member assessment within a single integrated tool. CareAnalyzer combines predictive modeling, HEDIS and Pay for Performance to provide optimized health plan business analysis.

Johns Hopkins' ACG System—DSTHS is the exclusive distributor for an innovative and proven patient classification system developed by Johns Hopkins University. Johns Hopkins' Adjusted Clinical Groups ("ACG") System is a software tool for provider profiling, predictive modeling, resource management, and reimbursement rate adjustment. The ACG System markers identify individual patient risk for the evaluation and forecasting of healthcare utilization and costs.

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

Argus' proprietary claims processing system, the Integrated Pharmacy Network System ("IPNS"), is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can alert dispensing pharmacists to potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

The Company provides data processing, telecommunications and output solutions services to Argus. Argus operates IPNS at the Company's Winchester and AWD Data Centers. Argus' primary clients are providers of pharmacy benefit plans including insurance companies, health maintenance organizations, preferred provider organizations, other pharmacy benefit managers, pharmaceutical manufacturers and distributors.

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

Medicare Part D is a federal program to subsidize the costs of prescription drugs for Medicare beneficiaries in the United States. The benefit began on January 1, 2006. The combination of new clients and the implementation of Medicare Part D resulted in higher claims processed by Argus during 2006 and 2007.

Asurion Corporation

On January 1, 2006, the Company completed the transaction to merge its lock\line subsidiary into a wholly-owned subsidiary of Asurion, a privately held company with principal operations in Nashville, Tennessee. The merger resulted in DST acquiring an approximate 37.4% ownership interest in Asurion. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry.

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion ("Asurion Transaction"). In connection with the sale, DST received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million that are expected to be collected prior to June 30, 2008, and DST's equity interest in Asurion has been reduced from 37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007.

Insurance Programs

Vermont Western Assurance, Inc. ("Vermont Western"), a single parent captive insurance company domiciled in the State of Vermont, is engaged in a variety of insurance programs.

Vermont Western provides insurance to the Company and its affiliates under deductible reimbursement insurance programs for workers' compensation, group health and property coverages. In the case of each of these three programs, a commercial insurer provides coverage to the Company and its affiliates with a substantial deductible and Vermont Western then provides coverage to the Company and its affiliates for nearly all, or a portion of the substantial deductible. Premiums paid by the Company and its affiliates to Vermont Western are generally consistent and competitive with industry pricing practices.

Vermont Western also writes reinsurance coverages for surety programs that are provided in association with the corporate securities processing services of Computershare Ltd. Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Bonds may also be issued in-lieu of probate. Typically, the surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company. Vermont Western revenues for the lost instrument surety bond coverage come in the form of reinsurance premiums paid to it by the commercial surety companies that are the primary providers of the coverage. Lost instrument surety bond coverage premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. Premiums are consistent and competitive with industry pricing practices. In connection with the June 17, 2005 sale of EquiServe to Computershare, Vermont Western entered into an agreement to continue providing lost instrument surety bond coverage for approximately 12 years to Computershare.

Information Processing Facilities and Services

The data processing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 25,000 million instructions per second ("MIPS") and direct access storage devices with an aggregate storage capacity that exceeds 165 trillion bytes. Winchester also contains more than 950 servers with over 700 trillion bytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM iSeries computers, disk-based storage systems, and optical storage systems (over 350 million images), which support more than 18,500 AWD users. In addition to the Company's full-service mutual fund operations, AWD users include clients in the healthcare, insurance and brokerage industries. The AWD Data Center also houses over 400 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company's Recovery Data Center is essentially equivalent in size to the Winchester Data Center. It houses the latest mainframe technology, including mainframe computers that have the capacity to run over 24,000 MIPS and the capacity to store more than 350 trillion bytes of DASD (direct access storage devices). The Company's data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at the AWD Data Center and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company's clients. The networks, which serve hundreds of thousands of computer users, have redundant pathing and software, which provides for rerouting of data transmission in the event of carrier circuit failure.

Customer Concentration

The Financial Services Segment's five largest customers accounted for 32.1% of Segment operating revenues in 2007, including 11.9% from its largest customer.

Marketing / Distribution

In the U.S., Canada and select international markets, the Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. The Segment's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Financial Services Segment's sales efforts are closely coordinated with the Company's joint venture and strategic alliance partners.

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

The Company's mutual fund systems and related services and products are marketed to mutual fund management companies and to distributors of mutual fund shares, such as banks, insurance companies, brokerage firms and third party administration firms. Increasingly, such firms manage multiple mutual fund products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group. The Company's subaccounting product offering is primarily marketed to broker/dealers. The Company intends to market non-traded REIT participant recordkeeping and accounting services primarily to investment advisors, property managers, fund sponsors and other distributors.

The Company markets its AWD product directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, property and casualty insurance companies, banks, mortgage operations, brokerage firms and video/broadband/telephony operators. The Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. Computer Sciences Corporation ("CSC") distributes the Company's AWD product to life, property and casualty insurance companies worldwide.

DST International markets its applications and services directly to the end clients. Many of the applications require a great deal of work to integrate them into the client's environment. This results in demand for implementation support, such as testing, training and process flow documentation. Consequently, the Company expects to expand its range of professional services. DST International is continuing to improve its capabilities to provide these services in-country to clients. This ability is considered to be a competitive advantage versus other competitors when servicing large global clients with dispersed operations and larger local clients in certain developing markets.

DST Health Solutions' services are marketed to health insurance companies, health plans, benefits administrators, banks and other financial service companies, private physician practices and hospital- based physician groups. DSTHS maintains a dedicated sales and marketing staff, including client services and technical support teams to target these markets

Argus markets its claims processing services to pharmacy benefit managers, managed care organizations, insurance companies, health maintenance organizations, preferred provider organizations, pharmaceutical manufacturers and distributors, and third party administrators. Argus maintains a dedicated sales and marketing staff, including client services and technical support teams to target these markets.

The insurance programs provided by the Company are internal or are developed and offered as integral parts of other Financial Services Segment products and services. Therefore, there are no separate, external marketing or distribution activities for insurance programs.

Competition

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on quality of service, features offered, the ability to handle rapidly changing transaction volumes, commitment to processing capacity, software development, and price. The Company believes there is significant competition in its markets. The Company's ability to compete effectively is dependent in part on the availability of capital. Some of the Company's competitors have greater resources and greater access to capital than the Company and its affiliates.

The Company's shareowner accounting systems compete not only with third party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms' customers that purchase or sell shares of mutual funds offered by the Company's clients. Financial institutions or brokerage firms competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems and subaccounting systems are PFPC, Inc., a unit of PNC Bank, and SunGard Data Systems, Inc. The Company believes its most significant competitors for non-traded REIT processing services will be Bank of New York and Phoenix American.

The Company's AWD products compete with other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant AWD competitors are IBM/FileNET, BEA, Pegasystems, Inc., and TIBCO Software, Inc.

DST International's competitors vary by market segment and solution set. The Company believes that its most significant competitors in investment management solutions globally presently include SunGard Data Systems, Inc, Simcorp and IGEFI. The Company expects that the mix of competitors will shift over time as the industry changes from more traditional investment strategies around equities and fixed income instruments to encompass alternative investment products. Other competitors, such as Advent Systems, could become a factor. The primary competitors in the Distribution Solutions segments include GBST, Bravura, FNZ in markets such as U.K. and Australia. Competitors also include Odyssey in the global wealth market. Competition in the business process management market includes several of the offshoring firms, such as Wipro and Satyam, as well as the traditional competitors in the business process management technology markets. The Company believes that it has a unique combination of capabilities against this array of competitors, because of its expertise in specific application areas such as large scale accounting and recordkeeping applications.

In the healthcare payer market, DST Health Solutions competes with solution providers that include Trizetto (MyHealthBank), Perot Systems, ACS, EDS, Fiserv (Caregain), ConnectYourCare and banks. These competitors' solutions are primarily based on complete replacement of a payer's core system. DST Health Solutions believes that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that need to be improved, resulting in protection of the client's current IT investment and less overall disruption to its business operation.

Argus' claims processing services compete with other third party providers. For certain product offerings, competitors include companies who perform their services in-house with licensed or internally developed systems and processes. A significant competitive factor is the level and quality of customer support provided. The Company believes that it competes effectively in the market by its ongoing investment in its products and the development of new products to meet the needs of managed care organizations, pharmacy benefit managers, pharmaceutical manufacturers and distributors, and third party administrators. The Company believes its most significant third party competitors for claims processing services are Medco, Express Scripts, Systems Excellence and CVS Caremark.

The Company's third party insurance programs, which are offered as integral parts of other products and services, generally experience competition in connection with the overall product or service being offered.

Intellectual Property

The Company holds a U.S. patent, U.S. copyrights, and various trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patent, trademarks and copyrights related to Financial Services are valuable, the success of Financial Services primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

Agreements

The service agreements the Company separately negotiates with Financial Services Segment clients are typically multi-year agreements. The agreements sometimes contain service standards and/or allow clients to terminate for convenience with the payment of a termination fee. The domestic agreements typically obligate the Company to indemnify the client for damages from third party claims arising from the Company's breach and obligate the client to indemnify the Company for damages from third party claims arising from the Company's performance of services in accordance with the terms and conditions of the agreement. The agreements typically limit the Company's aggregate liability for performing the services and allow either party to avoid automatic renewal by notice to the other.

The Company has historically licensed its optical storage, investment portfolio, business and work process management systems (but not its transfer agency systems) and healthcare processing systems on a perpetual basis. The Company is currently transitioning, where feasible, the investment management and healthcare processing businesses from principally up-front, perpetual licenses to more term licenses. Customers typically execute ancillary service and maintenance agreements in connection with perpetual licenses, which must be current for the Company to have any continuing maintenance obligations under the license. Customer use of the Company's products in certain industries, however, is frequently based on a model under which the customer's business operations are hosted in a DST data center and the customer accesses the system on a remote basis.

Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Financial Services Segment client agreements have not changed significantly over the last three years.

OUTPUT SOLUTIONS SEGMENT

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions. These capabilities enable Output Solutions to provide services to customers of the Financial Services Segment and to other industries that place a premium on customer communications and require high quality, accurate and timely statement and billing output processing.

The Segment produced 17.0 billion images and delivered 2.6 billion items in 2007 from five operation centers strategically located throughout North America and in the U.K. DST Output is among the largest First-Class mailers in the U.S. and is one of the largest users of continuous, high-speed, full-color inkjet printing systems. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

The following table provides key operating data, including sources of revenue by major industry served, for the Output Solutions Segment:

	Year Ended December 31,
Output Solutions Operating Data
	2007	2006	2005
Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$111.6	$100.0	$97.8
Other financial services	77.2	79.8	86.0
Healthcare related services.	18.4	17.0	11.0
Video/broadband/satellite TV	61.4	61.7	62.2
Telecommunications and utilities	164.4	157.2	136.6
Other	43.2	45.4	43.1

	476.2	461.1	436.7

International operating revenues
Investment management and other financial services	31.7	30.9	40.5
Telecommunications and utilities	32.3	31.8	3.1
Other	14.9	12.1	6.9

	78.9	74.8	50.5

Total operating revenues	555.1	535.9	487.2
Out-of-pocket reimbursements(1)	542.0	619.2	613.6

Total revenues	$1,097.1	$1,155.1	$1,100.8

Images produced (billions)	17.0	15.5	11.6
Items mailed (billions)	2.6	2.6	2.1

(1)
Principally rebillable postage expenditures, which are reimbursed by customers.

Statement and Bill Production Services

Statement and bill production services are supported by integrated and automated production environments that rapidly and cost-effectively transform electronic data received from clients into customized statements that can be delivered in print or electronic format in accordance with individual client preferences. The highly automated production environment maximizes postal savings while minimizing delivery time.

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account-based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. These clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Output Solutions Segment is integrated with and uses processing functions of the Company's TA2000 system and the Company's information data processing facilities.

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

The Output Solutions Segment's research and development initiatives resulted in live implementations of a new Digital Press Technology ("DPT") high speed color printing and inserting platform which combine a state-of-the-art digital printing press with the Company's patent-pending technology. The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic forms color printing. The platform enables the client's corporate logo to be printed in color onto the paper stock simultaneous with customer and other bill/statement data, where previously the client provided preprinted paper stock. Similar technological innovations enable clients to add highlight color or full-color printing throughout the statements or bills. Several clients have been converted to the new platform.

The Output Solutions Segment derives revenues from its statement and bill production services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

The DPT platform, when combined with campaign management capabilities, enables affordable "TransPromo" capabilities—integrating transactional printing with proactive promotional marketing offers based on customer demographics and buying habits. TransPromo opportunities allow clients to target and customize content and graphic images at the individual statement level for their printed as well as electronic customer communications.

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

Output's Customer Portal enables clients to access multiple tools that support their statement and bill production services. These include campaign management, online job auditing, job and mail tracking, etc. In addition, clients can use near real-time reports and inquiries to monitor production activities including job tracking, postage expense amounts and insert counts throughout the production process.

The Output Solutions Segment offers a full range of technical support. Customized programming tools have been developed that allow electronic information streams from a variety of client systems to be received without the need to make changes to the client's software. These tools enable rapid and smooth transitions when clients outsource their statement processing and electronic functions.

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

The Company believes that having one Output Solutions entity focused on print and mail processing and one focused on postage management provides advantages to addressing ongoing U.S. Postal Service initiatives to improve quality and lower costs.

Marketing and Personalization Services

Targeted Marketing

The Company's Campaign Manager offering allows clients to segment their customer databases for targeting variable campaigns through selective inserting, personalized messaging and the targeted use of syndicated content to selected audiences across multiple output media. The offering includes a graphical work-flow management capability that enables clients to create, target, and schedule text graphics that are dynamically placed on the color statements for both print and electronic distribution. This solution facilitates customer acquisition, response rates, nurturing and retention, product cross selling and brand awareness.

Revenue is derived from the number of images, statements and inserts processed.

Direct Marketing

Direct marketing solutions provide highly personalized and targeted mail pieces to clients' target audiences. Services include database list management, development and programming, print production, postal processing, advanced laser personalization, inkjet addressing, inserting and other direct marketing production services.

Variable data printing technology allows individual mail pieces to be personalized to drive response rates, increase average order values and boost sales. Solutions allow for monthly short runs to large cross-country campaigns according to the clients' needs.

Revenue for these services is generally based on number of distributed mail pieces.

Graphic Design Services

The Company's Communications design services offer expertise and industry knowledge of how recipients are affected by information placement, use of color and white space, charts and graphs and personalized content placement before statements are initially developed. Many clients have the opportunity through statement-based marketing and creative design services to use the print or electronic statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to customers.

Revenue for these services is based on billable hours.

Electronic Solutions

The Segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web, and provides alternative media in the form of encrypted CD/DVD and computer output microfiche ("COM"). As electronic statements and payment solutions have become more widely expected by consumers and intermediaries, communications service providers, utilities, financial services, healthcare insurers, and other companies continue to implement electronic presentment capabilities. To fulfill this requirement, the Company offers a broad range of electronic solutions designed to meet the needs of electronic statement presentment, payment, and distribution, including secure e-mail push delivery.

The need for customer service retrieval of statements is addressed by the Company's presentment solutions. These products provide customer service representatives with a searchable, indexed statement image that matches the print or electronic version sent to consumers, which can enable faster customer service calls and improved first-call resolution rates. In addition to variable retention via Web presentment solutions, encrypted CD/DVD, microfilm and microfiche capabilities are also available for longer-term storage and archival.

A number of key alliances have been established with industry leading companies to extend the reach and value of the Output Solutions Segment's electronic solutions. Because of its industry leading volumes, state-of-the-art processing systems and client relationships, the Company believes it is a full-service supplier of fully integrated print and electronic statement and billing output solutions that enable clients to build lasting one-to-one relationships with their customers.

Revenues from electronic statement and payment solutions are generally based on the number of statements processed, loaded, viewed, distributed, and payments processed electronically. These revenues are influenced by both new account acquisitions and consumer adoption rates. Revenue is also derived from the number of images processed to alternative media.

Electronic Proxy Delivery

As a result of the SEC's recently adopted Internet Availability of Proxy Materials Rule, the Output Solutions Segment and its parent company, DST Systems, Inc., provide a presentment solution for mutual fund companies to electronically deliver proxy materials via the Internet. The integrated solution includes on-demand production and delivery of printed materials at shareholder request, as well as proxy voting capabilities via Web, IVR (interactive voice response) and mail.

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

The Company continues to expand its new DPT printing and inserting platform for its U.S. based Output Solutions operations. In connection with the implementation of the new platform, Output is purchasing new printing equipment to replace equipment that was previously leased.

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

International Operations

Outside of the U.S., the Output Solutions Segment offers services to the Canadian and U.K. markets.

DST Output Canada is among the largest provider of services for paper-intensive businesses. The Company automates those functions by using document scanning and on-line hosting technologies.

DST International Output pioneered the use of a high-volume, full four color variable digital solutions within the U.K. transactional print and mail market. These solutions can be tailored for each client.

With the ability to customize the message for each end customer and a full range of color and graphics, client communications on statements and invoices can be enhanced to provide one-to-one marketing.

Customer Concentration

The Output Solutions Segment's five largest customers accounted for 36.0% of segment operating revenues in 2007, including 9.7% from its largest client.

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

Marketing / Distribution

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to clients of the Financial Services Segment. The Output Solutions Segment maintains a field operations sales staff, including client services, technical support teams and design resources, to target these markets. Key marketing alliances have been established with industry leading companies to extend the reach and value of the Output Solutions Segment's print and electronic statement and billing output solutions. A five-year non-compete agreement with respect to certain business products was entered into in connection with an exchange transaction with Janus Capital Group on December 1, 2003 whereby DST Output Marketing Services, Inc., currently known as Capital Group Partners, Inc. d/b/a Rapid Solutions Group, was exchanged for DST stock owned by Janus.

Competition

The key competitive factors for the Output Solutions Segment are price, the ability to offer single source print and electronic statement and billing output solutions, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment's printing operations are located and national competitors. These include: R.R. Donnelly, Inc., Bowne and Co. Inc., FiServ/Personix, Broadridge, Inc., CSG Systems International, Inc., Regulus, Emdeon and Metavante.

Intellectual Property

The Company holds U.S. patents, U.S. copyrights, and various trademarks covering various aspects of the statement and mail processing services and technology provided by the Output Solutions Segment. In addition, the Company is engaged in a continuing effort to patent the new technology it develops for Output Solutions. The duration of each patent term is generally 20 years from its earliest application filing date. A patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to

Output Solutions are valuable, the success of Output Solutions primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

Agreements

The Company's subsidiaries in the Output Solutions Segment typically enter into multi-year agreements with their clients. Separately negotiated written agreements (a) contain service standards, and (b) sometimes allow (i) clients to terminate for convenience with the payment of a termination fee and (ii) termination for breach with liquidated damages to the Company upon its termination for the client's breach. They typically obligate the Company's subsidiary to indemnify the client for damages arising from the subsidiary's breach, limit the subsidiary's liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Output Solutions Segment client agreements have not changed significantly over the last three years.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment holds investments in equity securities, private equity funds and certain financial interests, and the Company's real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.5 billion at December 31, 2007, including approximately 11.3 million shares of State Street, 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $918.4 million, $256.0 million and $56.5 million respectively, based on closing exchange values at December 31, 2007.

In the U.S. and U.K., the Company and its real estate subsidiaries own approximately 1.2 million square feet of principally office space and 1.4 million square feet of production facilities, which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential facility and an underground storage facility. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture which leases approximately 1.1 million square feet of office space to the U.S. government.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's software development and maintenance efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The Company expended $156.2 million, $157.6 million, and $189.2 million in 2007, 2006 and 2005, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products, of which $22.3 million, $22.8 million, and $40.0 million was capitalized in 2007, 2006 and 2005, respectively.

EMPLOYEES

As of December 31, 2007, the Company and its majority owned subsidiaries employed approximately 11,000 employees, including approximately 7,600 in the Financial Services Segment and 3,400 in the Output Solutions Segment. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 6,800 employees, including approximately 3,000 at BFDS, 1,600 at IFDS U.K., 600 at IFDS Canada, 800 at Argus and 400, in aggregate, at IFDS Luxembourg and IFDS Ireland. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 1A.    Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The risk factors have not changed materially from the date of our periodic report on Form 10-Q for the quarter ended September 30, 2007.

Unless otherwise indicated or the context otherwise requires, reference in this section to "we," "ours," "us" or similar terms means the Company, together with its subsidiaries. The level of importance of each of the following trends and risks may vary from time to time, and the trends and risks are not listed in any specific order of importance. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Trends or events affecting our clients or their industries could decrease the demand for our products and services.

We derive our consolidated revenues from the delivery of products and services to clients in the mutual fund, investment management, healthcare, telecommunications and utilities, video/broadband/satellite TV, other financial service (i.e. brokerage, insurance, banking, financial planning and mortgage) and other industries. A decline or lack of growth in demand for our products and services in any of the industries we serve could adversely affect our business and earnings. Demand for our products and services among companies in those industries could decline for many reasons. Consolidation or limited growth in an industry could reduce the number of our clients and potential clients. Events that adversely affect our clients' businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers' products and services, adverse conditions in our customers' markets or adverse economic conditions generally, could decrease demand for our products and services and the number of transactions we process. We cannot always predict the needs of changing industries or whether potential customers will accept our products or services. Concentrating our resources based on trends or events that do not occur as we expected could negatively impact any of our various businesses.

The demand for our products and services could decrease if we do not continually address our and our clients' technology and capacity requirements.

Our clients use computer technology-based products and services in the complex and rapidly changing markets in which they operate. We must substantially invest in technology and systems to meet customer demand for transaction processing and volume capacities. If we do not meet clients' technology and capacity demands in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our businesses could be adversely affected.

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

Our mutual fund transfer agency competition includes brokerage firms that perform subaccounting services for customers who purchase or sell shares of our clients' mutual funds. A brokerage firm typically maintains an "omnibus" account with us that represents the aggregate number of shares of a mutual fund owned by the brokerage firm's customers. The omnibus account structure results in fewer mutual fund shareowner accounts on our systems, which adversely affects our revenues.

Although we offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting, the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, and accordingly the fees charged are generally lower on a per unit basis. There is a risk that brokerage firms that use our subaccounting products would convert accounts currently on our traditional recordkeeping system to the subaccounting system, which could result in lower revenues.

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

Consolidated revenues from our subsidiaries in Asia, Australia, Canada, Europe and elsewhere outside the U.S. are an important element of our revenues. Inherent risks in our international business activities could decrease our international sales and have a material adverse effect on our overall financial condition, results of operations and cash flow. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation, potential expropriation of assets by foreign governments, the failure to bridge cultural differences, and limited or prohibited access to our foreign operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our international business.

Various events may cause our financial results to fluctuate from quarter to quarter or year to year. The nature of these events might inhibit our ability to anticipate and act in advance to counter them.

We cannot always control when and whether events occur that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions and costs for starting up significant client operations, for hiring staff, and for developing products. Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors' new products or services.

Our revenues and profit margins could decrease if clients cancel contracts, fail to renew contracts, renegotiate contracts or use our services at less than anticipated rates.

Client contract terminations, non-renewals, renegotiations or under-utilization of our services could decrease our revenues and profit margins. We derive revenue by selling products and services under long-term contracts. We cannot unilaterally extend the terms of these contracts when they expire. Some of these contracts contain "termination for convenience" clauses, which enable clients to cancel the agreements by providing written notice to us. Any failure to extend these contracts under their current terms, or any early termination of these contracts by customers, could adversely affect our business.

Claims against us, including claims for the lost market value of securities and class action claims, could cause significant liability and damage our reputation and business prospects.

Our proprietary applications and related services involve the processing of financial transactions for our clients and their customers. The dollar amount of transactions processed is vastly higher than the revenues derived from providing these services. We may be subject to damage claims, including class-action claims, for delays in transaction processing; for calculation errors, errors resulting in disclosure of confidential information, or other processing or operational errors; or for mismanagement of claims or other processes. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation can include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

We are substantially dependent on our intellectual property rights, and a claim for infringement or a requirement to indemnify a client for infringement could adversely affect us.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, results of operations and cash flow. We rely on patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and internal security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else's intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that such claims relate to our products and services, and seek indemnification from us.

Failure to protect the confidential information of our clients could hurt our business.

We often maintain trade secrets and proprietary information, including sensitive financial and personal health information of our clients' customers, electronically. A material breach of our security systems and procedures could lead to significant claims for liability, cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us. We maintain systems and procedures to protect against unauthorized access to electronic information and computer viruses, but we cannot guarantee these systems and procedures will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats, and the limits of technology and skills or the prohibitive cost of more advanced security solutions might prevent us from addressing these threats.

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

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, Argus Health Systems, Inc. and various real estate joint ventures. Our interests in these companies are subject to buy/sell arrangements which may restrict our ability to sell our interests when we believe it is prudent to do so. These arrangements may also require that we purchase the other owners' interests to prevent someone else from acquiring them. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

The financial results of our reinsurance subsidiary could be adversely affected if actual loss experience exceeds estimated loss experience.

Our subsidiary, Vermont Western Assurance, Inc., which we refer to as Vermont Western, reinsures a portion of the risk in connection with replacing lost stock certificates for registered shareholders of unrelated companies. Vermont Western utilizes underwriting procedures and actuarial advisors to assess risk and establish reserves against loss. Vermont Western does not control clients' loss experience. Vermont Western could inaccurately assess risk at any time and actual loss experience could exceed estimates. Vermont Western's results, if unfavorable, could have a material adverse effect on our financial condition, operating results or cash flow.

We hold equity investments in companies that operate in various industries, and the value of those investments could decrease.

We hold significant investments in available-for-sale equity securities of other companies or other financial interests that are subject to fluctuations in market prices. A significant decline in the value of our equity investments could have a material adverse effect on our financial condition or results of operations. We may not always be able to resell those investments at higher prices than we paid for them or than the value of the consideration used to acquire them.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover which is not approved by our Board of Directors. The provisions include:

•
super-majority stockholder approval required for certain actions

•
staggered terms for directors

•
specific procedures for stockholders to nominate new directors

•
cumulative voting in election of directors

•
the Board's authority to issue and set the terms of preferred stock

•
a stockholders' rights plan giving stockholders' rights to purchase preferred stock if certain changes in our ownership occur

•
various rights of debenture holders, joint venture co-owners, lenders and certain customers and executives in the event of a change in control

•
public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us

•
legal restrictions on business combinations with certain stockholders

Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.

A change in control of the Company would trigger various rights and obligations in service agreements with our customers, in agreements governing our joint ventures, and in incentive award and employment agreements with our management. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. A change in control or a termination of employment without "cause" or their resignation for "good reason" (each as defined in applicable agreements) after a change in control could accelerate certain restricted stock and other awards we have granted to our management employees. This award vesting may decrease an employee's incentive to continue employment with us. Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

Our equity incentive and stockholders' rights plans could have a dilutive effect on our common stock.

Our directors, officers and certain managers have received restricted stock and options to purchase our common stock as part of their compensation. These equity grants could have a dilutive effect on our common stock. A change of control would trigger the right of stockholders under our stockholders' rights plan to purchase 1/1000th shares of our preferred stock for each share of our common stock, which could be dilutive in value to common stockholders who do not exercise those rights.

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

Location	Use(1)	Owned/ Leased(2)	Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Leased	501,000
Kansas City, MO	Office Space	Owned	425,000
Kansas City, MO	Data Center(4)	Owned	163,000
Harrisburg, PA	Office Space	Leased	237,000
St. Louis, MO	Data Center	Owned	108,000
Jefferson City, MO	Office Space	Leased	27,000
Birmingham, AL	Office Space	Leased	98,000
Lawrence, KS	Office Space(5)	Owned	49,000
Cohoes, NY	Office Space	Leased	28,000
New York, NY	Office Space	Leased	15,000
Southfield, MI	Office Space	Leased	30,000
Boston, MA	Office Space	Leased	24,000
Minneapolis, MN	Office Space	Leased	7,000
London, United Kingdom	Office Space	Owned	47,000
Rochester, United Kingdom	Office Space	Owned	19,000
Hyderabad, India	Office Space	Leased	88,000
Melbourne, Australia	Office Space	Leased	21,000
Sydney, Australia	Office Space	Leased	14,000
Bangkok, Thailand	Office Space	Leased	88,000
Ten other smaller properties	Office Space	Leased	15,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production	Owned	580,000
El Dorado Hills, CA	Office Space	Owned	17,000
El Dorado Hills, CA	Office Space	Leased	74,000
Kansas City, MO	Production	Owned	305,000
Kansas City, MO	Office Space	Owned	90,000
Kansas City, MO	Production	Leased	32,000
Hartford, CT	Production	Owned	302,000
Quincy, MA	Office Space	Leased	5,000
Toronto, Canada	Production	Owned	113,000
Ottawa, Canada	Production	Leased	13,000
Bristol, United Kingdom	Production	Leased	53,000
Investments and Other Segment(6)
Kansas City, MO	Office Space	Owned	401,000
Kansas City, MO	Retail(5)	Owned	42,000
Kansas City, MO	Office Space	Leased	98,000
Kansas City, MO	Production	Owned	177,000
El Dorado Hills, CA	Office Space	Owned	48,000

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

In addition to the property listed in the table and discussed above, the Company leases space in Singapore, Johannesburg, South Africa, Beijing, Hong Kong and Shanghai, China, Paris, France, Frankfurt, Germany, Zurich, Switzerland, Jakarta, Indonesia and Wellington, New Zealand.

(3)
Includes approximately 2.4 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.0 million square feet in the Financial Services Segment and 1.4 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 52,000 square feet of office space to third parties.

(4)
The Winchester Data Center is mortgaged with indebtedness of $5.4 million as of December 31, 2007.

(5)
Several owned properties are mortgaged with aggregate indebtedness of $4.8 million as of December 31, 2007.

(6)
The Company, through its real estate subsidiaries, leases office, retail and production space to various third party tenants in Kansas City, MO and El Dorado Hills, CA. The amount of square footage leased to third parties in office, retail and production facilities is 467,000, plus approximately 470,000 in square footage leased to third parties at the underground storage facility.

The discussion under "Winchester Information Processing Services" in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

Investments and Other Segment

The Company and its real estate subsidiaries own approximately 1.1 million square feet of office and retail space and 1.4 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential facility and an underground storage facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 13, 2008.

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

Thomas A. McDonnell, age 62, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of Blue Valley Ban Corp, Commerce Bancshares, Inc., Euronet Worldwide, Inc., Garmin Ltd., and Kansas City Southern Industries, Inc.

Thomas A. McCullough, age 65, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, Automated Work Distributor products, information systems, product sales and marketing, and data centers. From September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Thomas R. Abraham, age 56, has served as Chief Executive Officer of DST International, an indirect wholly-owned subsidiary, since February 2007. Prior to joining the Company, Mr. Abraham served Citibank, N.A. from 2001 as Managing Director and Head of Strategic Solutions—Global Transaction Services.

A. Stephan Sabino, age 57, has served as President of DST Health Solutions, Inc., an indirect wholly-owned subsidiary of the Company, since April 29, 2005. Prior to joining the Company, he had been a Vice President of CSC Healthcare, the health plans division of Computer Sciences Corporation.

Steven J. Towle, age 50, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly-owned subsidiary of the Company. Prior to joining the Company, he was President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

Jonathan J. Boehm, age 47, joined the Company as a Group Vice President—Mutual Funds Full Service in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support and has served since December 2006 as the President of Argus Health Systems, Inc., which is 50% owned by the Company.

Gregg Wm. Givens, age 47, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Kenneth V. Hager, age 57, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

Robert L. Tritt, age 52, joined the Company in 1977 and has served as Group Vice President—Mutual Funds Remote since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 51, joined the Company as a Vice President in January 1995 and has served as Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 15, 2008, there were approximately 19,100 beneficial owners of the Company's common stock.

No cash dividends have been paid since the initial public offering of the Company's common stock on October 31, 1995. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Under the Company's June 28, 2005 syndicated credit agreement, the Company is limited, on an annual basis, to making dividends and repurchasing or redeeming its capital stock and/or settling forward equity transactions in an aggregate amount in any fiscal year not to exceed 10.0% of consolidated net tangible assets. The credit agreement also contains provisions that allow the proceeds from the sale of certain businesses and assets (including proceeds from certain real estate sales and net proceeds, up to $600 million, from the 2007 sale of Asurion and from the Asurion dividend received in July 2006) to be used to repurchase stock. Certain items under the Company's 2003 convertible debt offering require that the conversion rate of the debentures be adjusted if the Company does declare a dividend, possibly making the debentures more dilutive upon conversion.

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 16, Quarterly Financial Data (Unaudited) ("Note 16"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 16 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2007, was $82.55.

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-October 31	27,608	(1)	$85.46		2,974,200
November 1-November 30	641,171	(1)	$83.79	525,000	2,449,200
December 1-December 31	611,899	(1)	$85.02	585,000	1,864,200	(2)

(1)
For the three months ended December 31, 2007, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 170,678 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 27,608 shares were purchased in October 2007, 116,171 shares were purchased in November 2007, and 26,899 shares were purchased in December 2007.

(2)
On January 18, 2008, DST's Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Stock Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph shows the changes in value since December 31, 2002 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); (iii) the stocks that comprise a peer group of companies ("Current Peer Group")(2); and (iv) the stocks that comprised the peer group used for the Stock Performance Graph in the Form 10-K for the period ended December 31, 2006 ("2006 Peer Group")(3). The table following the graph shows the dollar value of those investments as of December 31, 2007 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

Comparison of Cumulative Five Year Total Return

	As of December 31,
	2002	2003	2004	2005	2006	2007
DST Systems, Inc.	$100.00	$117.47	$146.61	$168.52	$176.17	$232.21
S&P MidCap 400 Index	100.00	135.62	157.97	177.81	196.16	211.81
Current Peer Group	100.00	120.67	129.66	133.00	150.56	151.11
2006 Peer Group	100.00	111.11	126.05	126.83	143.81	147.55

(1)
Standard & Poor's Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
For the Current Peer Group, DST updated the 2006 Peer Group based on comparable company information for DST's industry developed by an independent compensation consultant with the input of the CFO. The companies in the Current Peer Group are Affiliated Computer Services,

  Alliance Data Systems Corporation, Automatic Data Processing, Inc., Ceridian Corporation (included through 2006 as it was acquired by Thomas H. Lee Partners in November 2007), Choicepoint Inc., Convergys Corporation, CSG Systems International, Inc., First Data Corporation (included through 2006 as it was acquired by Kohlberg Kravis in September 2007), Fiserv, Inc., IMS Health Incorporated, NCR Corporation, Paychex, Inc., Perot Systems, Corporation, SEI Investments Co., TeleTech Holdings, Inc., and Total System Services, Inc.

(3)
DST selected the 2006 Peer Group based on comparable company information for DST's industry developed by an independent compensation consultant with the input of the CFO. The companies in the 2006 Peer Group are Acxiom Corporation, Affiliated Computer Services, Alliance Data Systems Corporation, Automatic Data Processing, Inc., BISYS Group, Inc. (included through 2006 as it was acquired by Citigroup in August 2007), Concord EFS, Inc. (included through 2003 as it was acquired by First Data Corporation in February 2004), CSG Systems International, Inc., First Data Corporation (included through 2006 as it was acquired by Kohlberg Kravis in September 2007), Fiserv, Inc., NCR Corporation, SEI Investments Co., SunGard Data Systems, Inc. (included through 2004 as it was acquired by Solar Capital Corp. in September 2005), and TeleTech Holdings, Inc.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2007 and 2006 and the selected consolidated income statement data for the years ended December 31, 2007, 2006 and 2005 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the selected consolidated income statement data for the years ended December 31, 2004 and 2003 were derived from the Company's audited consolidated financial statements, not included herein. These selected consolidated financial data should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and the Company's audited consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon and the other financial information included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(dollars in millions, except per share amounts)
Operating revenues	$1,695.4	$1,556.2	$1,744.6	$1,732.0	$1,724.9
Out-of-pocket reimbursements(6)	607.1	679.6	770.5	696.6	691.4

Total revenues	2,302.5	2,235.8	2,515.1	2,428.6	2,416.3
Costs and expenses	1,828.0	1,800.6	2,020.6	1,954.4	1,958.4
Depreciation and amortization	130.6	129.9	158.1	158.5	150.4

Income from operations	343.9	305.3	336.4	315.7	307.5
Interest expense	(60.3)	(77.3)	(66.6)	(55.3)	(26.9)
Other income, net	45.0	50.0	114.2	56.2	28.1
Gains on sale of businesses		52.8	274.2		108.9
Gain on sale of Asurion	998.0
Equity in earnings of unconsolidated affiliates	62.6	47.7	44.8	5.4	12.5

Income before income taxes	1,389.2	378.5	703.0	322.0	430.1
Income taxes	514.5	105.6	278.4	99.2	109.3

Net income	$874.7	$272.9	$424.6	$222.8	$320.8

Basic earnings per share	$14.38	$4.13	$5.65	$2.66	$2.80
Diluted earnings per share	$12.35	$3.78	$5.39	$2.59	$2.77
Total assets	$3,395.9	$3,119.1	$3,029.5	$3,383.4	$3,198.6
Total debt	$1,061.1	$1,441.2	$1,404.5	$1,482.9	$1,464.7
Ratio of earnings to fixed charges(7)	18.1	4.8	8.3	5.1	9.3

(1)
In 2007, the Company recognized a $998.0 million net gain from sale of Asurion on July 3, 2007. The income tax expense associated with this gain was approximately $381.7 million. Also included in 2007 is a net gain resulting from the sale of office buildings, in the amount of $12.4 million, that was recorded as a reduction in costs and expenses. The income tax expense associated with this net property gain was approximately $4.9 million.

(2)
In 2006, the Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006. The income tax expense associated with this gain was approximately $23.1 million. In addition, DST acquired Amisys Synertech, Inc. on October 2, 2006. In 2006, the Company incurred interest expense of $12.7 million resulting from the write-off of the Company's convertible debenture debt issuance costs.

(3)
In 2005, the Company sold EquiServe and recorded a gain of $120.4 million. In 2005, the Company sold the Innovis Entities and recorded a gain of $153.8 million. The total income tax expense related to these gains on sale of businesses was $113.1 million. Included in other income for 2005 is a security gain of $76.3 million associated with the gain on the exchange of the CSC shares for the DST Health Solutions business which was acquired on April 29, 2005. Also included in 2005 is net gain resulting from the sale of an office building, in the amount of $26.0 million, that was recorded as a reduction in costs and expenses. The income tax expense associated with this net property gain was approximately $10.7 million.

(4)
In 2004, the Company contributed 0.5 million CSC shares with a market value of $28.2 million to the Company's charitable foundation account. This was recorded as contribution expense in 2004 and included in costs and expenses. The related gain on the contributed CSC shares was $11.1 million, which was included in other income. There were tax related benefits of $16.0 million also recognized in relation to the contribution of CSC shares.

(5)
In 2003, the Company completed a transaction with Janus Capital Corporation whereby the Company received 32.3 million shares of DST common stock from Janus in exchange for all of the stock of a DST subsidiary, OMS, which was part of DST's Output Solutions Segment. The Company recognized a gain of $108.9 million from the Janus Exchange which was structured as a tax-free split off in accordance with Section 355 of the Internal Revenue Code. The Company did not recognize any income tax expense relating to the transaction.

(6)
The Company's significant Out-of-Pocket ("OOP") expenditures include postage and telecommunication costs which are reimbursed by the customer. OOP expenses are included in costs and expenses.

(7)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report and in the Company's other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, "Risk Factors" of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), telecommunications industry, the healthcare industry and other service industries. At December 31, 2007, the Company's business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities and certain financial interests and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband/cable/satellite TV industry. The Innovis Entities were sold on July 1, 2005 to Amdocs.

The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts/subscribers/members or transactions processed. The Company's mutual fund revenues are dependent upon the number of accounts or transactions processed. The Financial Services Segment's healthcare revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. The Company also derives revenues from asset balances invested and investment earnings related to customer cash balances maintained in Company bank accounts. The Company receives reinsurance premiums for insurance programs that are provided in association with Computershare's corporate securities processing services and the Company's healthcare and property insurance policies. The Company also licenses its work management software, medical claims processing systems software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to Argus to process its proprietary applications and to certain other clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users.

The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, IFDS U.K., IFDS Canada and Argus. In addition, the Financial Services Segment derived income from its pro-rata share in the earnings (losses) of Asurion from January 1, 2006 through July 3, 2007.

The Output Solutions Segment's revenues are derived from presentation and delivery (either printed or electronic) and archival of customer documents, and are based upon the number of statements mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

The Investments and Other Segment's revenues are derived from rental income from Company owned and third party real estate leases. Rental income from Company owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other consolidated subsidiaries. The Investments and Other Segment records investment income (dividends, interest and net gains (losses) on securities) within other income, net.

Significant Events

Asurion Corporation Transactions

  Merger of lock\line and Asurion Corporation.

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary ("lock\line") into a wholly-owned subsidiary of Asurion Corporation ("Asurion"), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording 37.4% of Asurion's net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST's 2006 Consolidated Statement of Income. The pre-tax gain has been calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company's 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain was amortized primarily over a 15-year life, while the residual was not amortized. For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST's pro-rata portion of Asurion's stockholders' equity by $174.8 million. As a result, the Company allocated approximately $44.6 million of the excess purchase price to certain identifiable intangibles (net of deferred taxes) that was amortized primarily over a 15-year life. The remaining excess purchase price was allocated to goodwill and was not subject to amortization, but rather on-going impairment tests.

Asurion accounted for the merger as a purchase of lock\line. Asurion performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $273 million, of which Asurion allocated approximately $100 million to certain identifiable intangibles that were amortized primarily over a 15-year life. The residual was allocated to goodwill, which is included in the Company's investment in Asurion, and was not subject to amortization, but rather on-going impairment tests.

Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. lock\line provided administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs for financial institutions. Vermont Western Assurance, Inc., a single parent captive insurance company owned by DST, wrote reinsurance coverages for insurance programs provided in connection with lock\line's consumer risk transfer programs. Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company. This novation agreement was effective January 1, 2006. lock\line related operating revenues for the year ended December 31, 2005, included in the Company's Consolidated Statement of Income, were $164.8 million, including wireless handset underwriting revenues of $40.8 million during the year ended December 31, 2005. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line did not qualify as a discontinued operation. In conjunction with the closing of this transaction, the Company incurred $1.7 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of lock\line.

  Asurion Corporation Dividend.

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Asurion also made bonus payments to its vested stock option holders equivalent to their proportionate interest in the dividend, and the related compensation expense allocable to DST's interest in Asurion reduced DST's equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. In addition, incremental interest costs from the debt incurred to finance the distribution reduced DST's equity in earnings of Asurion by approximately $8.4 million during the year ended December 31, 2006. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST's investment in Asurion was reduced by the amount of the dividend. In the 2006 Statement of Cash Flows, the Company bifurcated the dividend between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

For income tax purposes, the dividend exceeded Asurion's current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualified for the 80% dividends received deduction and, as a consequence, that portion was taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST's estimated annual effective tax rate. The amount in excess of Asurion's current and accumulated earnings and profits reduced DST's tax basis in Asurion and the amount in excess of basis was reported as gain from the sale of a capital asset.

Gain on Sale of Asurion

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion. In connection with the sale, DST received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million that are expected to be collected prior to June 30, 2008, and DST's equity interest in Asurion has been reduced from 37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007. A majority of the cash proceeds received in connection with this transaction were used to pay down the Company's debt and related facilities and to satisfy income tax obligations associated with the sale.

Expansion of Shareowner Subaccounting Service Offerings

DST has traditionally offered mutual fund shareowner subaccounting services on a remote (ASP) and shared service basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer's registered representatives. DST has enhanced its proprietary mutual fund shareowner accounting and recordkeeping system, TA2000, to meet the complex reconciliation and system interfaces required by the broker/dealers. The Company believes that using the same system for both transfer agency shareowner recordkeeping and subaccounting should ensure the accounting for shareowner ownership positions in the mutual fund is the same, since the recordkeeping is done by one system—TA2000.

On July 31, 2007, DST acquired TASS, LLC ("TASS"). Based in Minneapolis, Minnesota, TASS provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000 to perform these services for its customers. The acquisition of TASS increased the total number of U.S. mutual fund open shareowner accounts processed by DST by approximately 200,000. In addition, during second quarter 2007 the Company received commitments from new remote clients with approximately 7.1 million subaccounts, based on current levels, and these new subaccounts are expected to convert at various times during 2008. The acquisition of TASS and the conversion of these new subaccounts during 2008 will expand DST's existing mutual fund subaccounting capabilities and offerings.

New Mutual Fund Clients

U.S. mutual fund open shareowner accounts processed totaled 119.1 million at December 31, 2007, an increase of 13.3 million accounts or 12.6% since December 31, 2006. The net increase during 2007 is attributable to the successful conversion of approximately 7.9 million or 7.5% new client accounts and 5.4 million or 5.1% of account growth from existing clients.

In addition to the new client commitment discussed above for 7.1 million subaccounts, DST also has client commitments for approximately 530,000 regular mutual fund shareowner accounts, based on current levels, which are expected to convert during the first half of 2008.

Acquisition of DST Health Solutions and Amisys Synertech, Inc.

During 2006 and 2005, DST acquired two healthcare processing businesses that it operates collectively under the name DST Health Solutions ("DSTHS"). DST Health Solutions, Inc., with principal operations based in Birmingham, Alabama, became a subsidiary of DST Systems on April 29, 2005 through an exchange transaction with Computer Sciences Corporation ("CSC"), former parent of the Health Plan Solutions business, whereby DST exchanged its investment in CSC common stock (7.1 million shares) for CSC's Health Plan Solutions business. DST Health Solutions, Inc. acquired Amisys Synertech, Inc. ("ASI") on October 2, 2006. DSTHS inherited ASI's principal operations in Harrisburg, Pennsylvania and international operations in Hyderabad, India. DSTHS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The Company believes the expanded DSTHS business will provide broader solution and service offerings to existing and new customers as ASI was also a large provider of healthcare benefit administration solutions supporting health plans, insurance companies and benefit administrators. In addition, the Company believes this acquisition further increases opportunities to leverage DST's AWD and Output Solutions products and services. DSTHS is included in DST's Financial Services Segment.

The exchange value of the CSC shares at closing of the April 29, 2005 transaction was $45.53 per share and DST Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the DST Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the DST Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the DST Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in other income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The DST Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration.

DST Health Solutions paid approximately $136.5 million (net of cash acquired) for ASI and the transaction was accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The acquisition of ASI was immaterial to the 2006 consolidated financial results of DST.

The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition for DST Health Solutions.

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6

Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8

Net assets acquired	$319.3

The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition for ASI.

(in millions)
Cash	$6.3
Other current assets	18.5
Properties, including proprietary software of $26.2 million	38.6
Intangible assets	25.6
Goodwill	88.9
Deferred taxes	17.5
Other non-current assets	4.9

Total assets	200.3

Current portion of long-term debt	3.5
Current liabilities	24.4
Long-term debt	28.6
Non-current liabilities	1.0

Total liabilities	57.5

Net assets acquired	$142.8

Output Proprietary Printing and Inserting Technology

The Company made a commitment to implement new proprietary printing and inserting technology for its U.S. based Output Solutions operations in 2006. The new Digital Press Technology ("DPT") platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic forms color printing. The platform enables the client's corporate logo to be printed in color onto the paper stock simultaneous with customer and other bill/statement data, where previously the client provided preprinted paper stock. Similar technological innovations enable clients to add highlight color or full-color printing throughout the statements or bills.

In connection with the implementation of the new printing and inserting technology, Output Solutions purchased new printing equipment to replace equipment that was previously leased. The shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods. Output Solutions 2006 financial results reflected the impact of new customer contracts containing lower unit pricing with certain large existing telecommunications clients and the impact of shifting to owned equipment as opposed to leased equipment. The pricing of the new contracts became effective in advance of the new technologies being phased in. Output Solutions 2007 financial results were favorably impacted from operating efficiencies realized from the implementation of the owned proprietary digital printing and inserting technologies.

Stock Repurchase Program

At December 31, 2007, there were approximately 1.9 million shares remaining to be repurchased under the existing share repurchase plan. On January 18, 2008, the Company's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. Under the stock repurchase plans, the Company expended $558.5 million for approximately 7.1 million shares, $434.6 million for approximately 7.3 million shares, and $761.0 million for approximately 14.5 million shares during the years ended December 31, 2007, 2006, and 2005, respectively.

Cash proceeds from business dispositions (Asurion in 2007 and EquiServe and the Innovis Entities in 2005), the Asurion dividend in 2006, proceeds from the sale of State Street stock in 2006, proceeds from stock option exercises and cash flow from operations have been used to repurchase shares during the three years ended December 31, 2007.

Real Estate Joint Venture

The Company is a 50% partner in Pershing Road Development Company, LLC, a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project began in 2004 and was substantially completed in fourth quarter 2006 and became fully leased in 2007. The approximate project costs were $362 million and were financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remainder in the form of equal equity contributions from the real estate joint venture partners. The project qualified for federal and state historic preservation tax credits and DST recognized approximately $11.0 million of income tax benefits related to historic preservation tax credits in the fourth quarter of 2006. Although the project is expected to have positive cash flow from operations, it will reflect negative earnings under generally accepted accounting principles due to non-cash charges for depreciation and amortization.

Sale of EquiServe, Inc.

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. to Computershare Ltd. ("Computershare") in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company continued to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements of a portion of the purchase price were deferred. In addition, the Company provided a perpetual sourcecode license for Fairway software to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company's stock transfer business to software that will be for external use, in accordance with SOP 98-1. As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the 2005 sale of the EquiServe business. At the time of the sale, EquiServe employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. Due to the ongoing cash flows related to EquiServe for Output Solutions, data center and AWD services, the Company determined that the transaction did not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition was treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other Income, net during the quarter ended December 31, 2005.

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively "Innovis Entities") to Amdocs Ltd. ("Amdocs"). The Company received $234.3 million of net cash proceeds from Amdocs and recognized a pretax gain of $153.8 million which is included in Gains on sale of businesses in the consolidated statement of income. The Innovis Entities comprised the Company's Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represented the Company's Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale. In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.

As part of the transaction, DST's subsidiary, DST Output, continued to provide electronic and print/mail services to former customers of the Innovis Entities under a long term contract with Amdocs. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million for the period January 1, 2005 through July 1, 2005. Elements of the purchase price were deferred related to transitional services that were provided to Amdocs. Due to the ongoing cash flows from the Innovis Entities subsequent to the sale, the Company determined that the Innovis Entities transaction did not qualify to be reported as a discontinued operation.

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

The Company has minimal arrangements of the types described in the first and third categories in the preceding paragraph. The Company believes that these arrangements will not have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described in Note 14 to the consolidated financial statements included in Item 8 of this report.

The Company may have obligations arising out of variable interests in unconsolidated entities. See the FIN 46R discussion included in Note 2 to the consolidated financial statements included in Item 8 of this report.

The Company's subsidiaries that hold the Company's marketable investment securities may, from time to time, enter into securities lending arrangements. Security lending activities are not significant.

In addition, the Company has $839.9 million of convertible senior debentures outstanding at December 31, 2007. The debentures are convertible under specified circumstances into shares of the Company's common stock.

In May 2007, the Company entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 22, 2008 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the balance sheet. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the balance sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. Management believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $70.0 million. The impact on net income stemming from these transfers was not material. Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through December 31, 2007.

New Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, DST adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect of a change in accounting principle adjustment to beginning retained earnings. DST's adoption of this standard on January 1, 2007, resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being reduced to zero, of which $68.2 million (net of deferred taxes) resulted in a reduction in previously recorded intangible assets (including capitalized software) and goodwill relating to the Company's April 2005 acquisition of DST Health Solutions, Inc., and the remainder was recorded as an increase in stockholders' equity as a cumulative effect adjustment in retained earnings. Prior to the adoption of FIN 48 on January 1, 2007, the Company classified all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company reclassified income tax uncertainties that are estimated to take more than 12 months to resolve as non-current liabilities.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Except for the portion of SFAS 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one additional year, the Company will be required to adopt SFAS 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

Earnings Per Share

The FASB previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, "Earnings per Share" ("SFAS 128"), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 "if converted" method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all of the convertible debentures would be converted to equity. Under this "if converted" method, diluted earnings per share would have been $10.97, $3.48 and $4.71 (versus reported diluted earnings per share of $12.35, $3.78 and $5.39) for the years ended December 31, 2007, 2006 and 2005, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the "if converted" method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST's ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company's current estimates based upon the exposure draft in its current form. There may be material differences between these estimates and the actual impact of the standard when issued as final.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition, results of operations and cash flows are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition

The Company derives over 90% of its revenues as a result of providing processing and services under contracts. The majority of the amount is billed on a monthly basis generally with thirty-day collection terms. Revenues are recognized for monthly processing and services upon performance of the services. In the event a portion of the Company's revenues are due 12 months or more from the invoice date, the Company accounts for the revenue as not being fixed and determinable. In these cases, the revenue is recognized as it becomes due.

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

The Company's standard business practice is to bill monthly for development, consulting and training services on a time and material basis. There are exceptions, whereby certain commercial arrangements require a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a "percentage of completion" basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare payer software solutions to domestic customers and its customer billing software solution products to international and domestic customers. Perpetual software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. Term software license revenues are recognized ratably over the term of the license agreement.

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

Software capitalization and amortization

The Company makes substantial investments in software to enhance the functionality and facilitate the delivery of its processing and services as well as its sale of licensed products. Purchased software is recorded at cost and is amortized on a straight-line basis over the estimated economic lives of three to five years. The Company also develops a large portion of its software internally. The Company is required to capitalize software development costs under two separate accounting pronouncements. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capitalization of certain development costs after the design has been approved and management is committed to funding the project. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," applies to software that will be sold or delivered to third parties and requires capitalization of research and development costs after technological feasibility has been established and management is committed to funding the project. The capitalized software development costs are generally amortized on a straight-line basis, based on an estimated economic life, which is dependent on the nature of the project. The Company has assigned lives of three to five years for capitalized software development.

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

Depreciation of fixed assets

The Company's philosophy on personal property, specifically data processing, printing and inserting equipment, is to own the property as opposed to leasing it where practicable. The Company believes this approach provides it better flexibility for disposing or redeploying the asset as it nears the completion of its economic life. The Company depreciates data processing equipment using accelerated depreciation methods over the following lives: (1) non-mainframe equipment—three years; (2) mainframe central processing unit—four years; and (3) mainframe direct access storage devices and tape devices—five years. The Company depreciates furniture and fixtures over estimated useful lives, principally three to five years, using accelerated depreciation methods. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment over a five to seven year life using accelerated depreciation methods. The Company depreciates leasehold improvements using the straight-line method over the lesser of the term of the lease or life of the improvements. Management judgment is required in assigning economic lives to fixed assets. Management specifically analyzes fixed asset additions, remaining net book values and gain/loss upon disposition of fixed assets to determine the appropriateness of assigned economic lives. Significant changes in any of these items may result in changes in the economic life assigned and the resulting depreciation expense.

Valuation of long-lived and intangible assets and goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on gross cash flows.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company and its unconsolidated affiliates do not amortize goodwill and intangible assets that have indefinite useful lives. Instead, these assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairments have been identified as a result of these annual tests. The fair value of the reporting units was estimated using the expected present value of future cash flows.

At December 31, 2007, the Company had $716.6 million of long-lived and intangible assets and goodwill on its consolidated balance sheet.

Accounting for investments

The Company has two significant types of investments: 1) investments in available-for-sale securities, which are comprised principally of investments in State Street, Computershare and Euronet Worldwide, Inc.; and 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus and certain real estate joint ventures.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its investments as trading or available-for-sale. At December 31, 2007, the Company had approximately $1.5 billion of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2007, the Company's available-for-sale securities had gross unrealized holding gains of $1,053.9 million and gross unrealized holding losses of $10.1 million.

The impact of a 10% change in fair value of the Company's investments would be approximately $92.0 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but does not control, and for all investments in partnerships and similar interests which the Company has at least 5% ownership and does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes, on an equity basis, income or losses from its pro-rata share of these unconsolidated affiliates' net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company's investment and advances to the unconsolidated affiliate.

Partnership and similar investment interests (including investments in private equity funds where the Company is a limited partner) in which the Company has at least a 5% ownership are accounted for on an equity method basis based on the Company's pro-rata ownership; the cost method of accounting is used for these investments when the Company has a de-minimus ownership percentage and no ability to exercise significant influence.

Accounting for income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof).

In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact the consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", the Company recognizes liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be required. If the Company ultimately determines that payment of these amounts is unnecessary, then it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is more likely than not that its positions will be sustained if challenged by the taxing authorities. To the extent the Company prevails in matters for which liabilities have been established, or is required to pay amounts in excess of its liabilities, the Company's effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in the Company's effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in its effective tax rate in the year of resolution. The Company reports interest and penalties related to uncertain income tax positions as income taxes.

Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Revenues
Operating revenues
Financial Services	$1,134.6	$1,011.2	$1,183.7
Output Solutions	555.1	535.9	487.2
Customer Management (sold July 1, 2005)			96.6
Investments and Other	63.1	63.4	67.1
Eliminations	(57.4)	(54.3)	(90.0)

	1,695.4	1,556.2	1,744.6

% change from prior year	8.9%	(10.8)%	0.7%
Out-of-pocket reimbursements
Financial Services	65.0	60.8	167.4
Output Solutions	542.0	619.2	613.6
Customer Management (sold July 1, 2005)			26.4
Investments and Other	0.4	0.5	0.4
Eliminations	(0.3)	(0.9)	(37.3)

	607.1	679.6	770.5

% change from prior year	(10.7)%	(11.8)%	10.6%
Total revenues	$2,302.5	$2,235.8	$2,515.1

% change from prior year	3.0%	(11.1)%	3.6%
Income from operations
Financial Services	$286.7	$289.2	$262.4
Output Solutions	31.3	4.2	26.0
Customer Management (sold July 1, 2005)			10.7
Investments and Other	25.9	11.9	37.3

	343.9	305.3	336.4
Interest expense	(60.3)	(77.3)	(66.6)
Other income, net	45.0	50.0	114.2
Gains on sale of businesses		52.8	274.2
Gain on sale of Asurion	998.0
Equity in earnings of unconsolidated affiliates, net of income taxes	62.6	47.7	44.8

Income before income taxes	1,389.2	378.5	703.0
Income taxes	514.5	105.6	278.4

Net income	$874.7	$272.9	$424.6

Basic earnings per share	$14.38	$4.13	$5.65
Diluted earnings per share	$12.35	$3.78	$5.39

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) increased $66.7 million or 3.0% during the year ended December 31, 2007 as compared to December 31, 2006 and decreased $279.3 million or 11.1% during the year ended December 31, 2006 as compared to December 31, 2005. Consolidated operating revenues increased $139.2 million or 8.9% in 2007 as compared to 2006 and decreased $188.4 million or 10.8% in 2006 as compared to 2005. The $139.2 million increase in consolidated operating revenues during 2007 was primarily due to the inclusion of a full year of revenues from ASI in 2007 as compared to three months in 2006, higher mutual fund shareowner processing revenues associated with higher levels of shareowner accounts serviced, higher Output processing revenues associated with higher volumes and higher Financial Services international revenues. The $188.4 million decrease in consolidated operating revenues during 2006, as compared to 2005, is attributable to the sale of EquiServe and the Innovis Entities during mid-2005 and the merger of lock\line with Asurion on January 1, 2006, which collectively recorded operating revenues of approximately $358.6 million in 2005, partially offset by higher Output Solutions operating revenues from higher processing volumes and new client contracts, incremental operating revenues from DST Health Solutions during 2006 resulting from the inclusion of a full year of DST Health Solutions revenues in 2006 as compared to eight months in 2005, incremental revenues from ASI of $22.9 million which was acquired on October 2, 2006, increased mutual fund shareowner processing revenues from higher levels of shareowner accounts serviced, increased data processing revenues associated with services provided to EquiServe and lock\line post sale, and lower inter-segment revenue eliminations as a result of retained operating revenues from EquiServe and the Innovis Entities, which no longer require elimination after the respective sale transactions.

Consolidated OOP reimbursements decreased $72.5 million or 10.7% in 2007 as compared to 2006 and decreased $90.9 million or 11.8% in 2006 as compared to 2005. The decrease in consolidated OOP reimbursement revenue in 2007 was primarily due to lower Output Solutions OOP reimbursement revenues as a result of certain clients purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client, partially offset by higher postal rates that began in May 2007. The decrease in 2006 as compared to 2005 was attributed to the lock\line merger and the sale of EquiServe and the Innovis Entities, which were partially offset by higher Output Solutions OOP reimbursement revenues.

Income from operations

Consolidated income from operations increased $38.6 million or 12.6% during the year ended December 31, 2007 as compared to 2006 and decreased $31.1 million or 9.2% during the year ended December 31, 2006 as compared to 2005. U.S. income from operations increased $38.1 million or 12.9% in 2007 as compared to 2006 and decreased $26.5 million or 8.2% in 2006 as compared to 2005. International income from operations increased $0.5 million or 4.8% in 2007 as compared to 2006 and decreased $4.6 million or 30.7% in 2006 as compared to 2005. The $38.6 million increase in consolidated income from operations during 2007 is attributable to $27.1 million of higher contributions from Output Solutions resulting principally from higher processing revenues and operating efficiencies realized from the implementation of owned proprietary digital printing and inserting technologies, $14.0 million of higher contributions from the Investments and Other Segment resulting principally from the recognition of a $12.4 million gain on sale of properties during 2007, partially offset by $2.5 million of lower Financial Services contributions in 2007. The $31.1 million decrease in consolidated income from operations during 2006, as compared to 2005, is attributable to $21.8 million of lower contributions from the Output Solutions Segment due to higher operating costs associated with implementing digital printing and inserting technologies, lower contributions of $25.4 million from the Investment and Other Segment primarily attributable to $26.0 million of net gains recorded in 2005 related to the sale of an office building and other real property, the absence of contributions from EquiServe, the Innovis Entities and lock\line due to the sale or merger of these businesses, partially offset by increased contributions from mutual fund shareowner processing in the Financial Services Segment and the $6.9 million favorable settlement of an outstanding state sales and use tax matter.

Interest expense

Interest expense was $60.3 million, $77.3 million and $66.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense decreased $17.0 million during 2007, as compared to 2006, partially attributable to a $12.7 million write-off of senior convertible debenture debt issuance costs during 2006 from the debentures being eligible for conversion in first quarter 2006. Absent this item in 2006, interest expense decreased $4.3 million during 2007. On this basis, the decrease in interest expense for 2007 is attributable to lower average debt balances outstanding as a result of using proceeds from the July 3, 2007 Asurion sale and proceeds from the accounts receivable securitization program to reduce debt. The increase of $10.7 million in 2006, as compared to 2005, is primarily attributable the $12.7 million write-off of senior convertible debenture debt issuance costs during 2006.

Other income, net

Other income consists primarily of interest income, dividends received on investments held by the Company (principally shares of State Street and Computershare stock), net gains on securities and amortization of deferred non-operating gains. Other income was $45.0 million, $50.0 million and $114.2 million during the years ended December 31, 2007, 2006 and 2005. Included in other income were net gains on securities transactions of $2.8 million, $17.4 million (principally from the sale of 1.5 million shares of State Street Corporation) and $81.2 million (including an approximate $76.3 million gain associated with the exchange of CSC shares for the DST Health Solutions business) during the years ended December 31, 2007, 2006, and 2005, respectively. The $5.0 million decrease in consolidated other income during 2007 as compared to 2006 is attributable to $14.6 million of lower net gains on securities transactions during 2007 which is partially attributed to higher other than temporary impairment costs recorded in 2007 and from program fees on the accounts receivable securitization program that began in May 2007 (which are included in other income), partially offset by higher interest income principally from investing cash proceeds from the sale of Asurion that were received in July 2007 and used in December 2007 to fund the Company's income tax obligations resulting from the sale, higher dividend income and higher other income mostly related to the recovery in value of a Chapter 11 bankruptcy claim. Consolidated other income decreased $64.2 million during the year ended December 31, 2006, as compared to 2005, primarily from $63.8 million of lower net gains on securities transactions during 2006 as compared to 2005.

Gains on sale of businesses

The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006. During the year ended December 31, 2005, the Company recognized $274.2 million of gains from the sale of the Innovis Entities and EquiServe. The Company recognized a gain of $153.8 million on the sale of the Innovis Entities to Amdocs on July 1, 2005 and a gain of $120.4 million on the sale of EquiServe, Inc. to Computershare on June 17, 2005.

Gain on sale of Asurion

The Company recorded a $998.0 million gain on the sale of the majority of its investment in Asurion on July 3, 2007. In connection with the sale, DST received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million that are expected to be collected by June 30, 2008. DST's equity interest in Asurion was reduced from 37.4% to approximately 6% as a result of the sale.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2007, 2006 and 2005 is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
BFDS	$30.9	$26.7	$29.0
IFDS U.K.	13.5	8.7	10.0
IFDS Canada	2.3	4.1	5.5
Argus	2.3	4.7	(0.3)
Asurion	21.9	8.0
Other	(8.3)	(4.5)	0.6

	$62.6	$47.7	$44.8

For the year ended December 31, 2007, DST's equity in earnings of unconsolidated affiliates was $62.6 million, an increase of $14.9 million compared to the prior year. Equity in earnings for the year ended December 31, 2006 increased $2.9 million to $47.7 million as compared to 2005.

DST's equity in earnings of BFDS increased $4.2 million during the year ended December 31, 2007, as compared to 2006, as a result of increased mutual fund shareowner servicing revenues from an increase in shareowner volumes processed and improvements in operations. DST's equity in earnings of BFDS for 2006 decreased $2.3 million as compared to 2005. DST's equity in earnings of BFDS for 2005 included the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to Computershare. Exclusive of the deferred gain recognized in 2005, equity in earnings of BFDS for the year ended December 31, 2006 increased $8.9 million as a result of increased mutual fund shareowner servicing and improvements in operations.

DST's equity in earnings of IFDS U.K. increased $4.8 million during the year ended December 31, 2007, as compared to 2006, as a result of higher revenues and improvements in operations. Accounts serviced by IFDS U.K. were 5.8 million at December 31, 2007, an increase of 200,000 accounts or 3.6% from December 31, 2006. DST's equity in earnings of IFDS U.K. decreased $1.3 million during the year ended December 31, 2006, as compared to 2005, due to deferred income tax benefits recorded in 2005 and increased shareowner processing costs in 2006. Accounts serviced by IFDS U.K. were 5.6 million at December 31, 2006, an increase of 400,000 accounts or 7.7% from December 31, 2005.

DST's equity in earnings of IFDS Canada decreased $1.8 million during the year ended December 31, 2007, as compared to 2006. Higher processing revenues were more than offset by new client conversion costs, higher income taxes, foreign currency losses, and depreciation expense. Accounts serviced by IFDS Canada were 7.5 million at December 31, 2007, an increase of 400,000 accounts or 5.6% from December 31, 2006. In January 2008, IFDS Canada converted a new remote client which increased total shareowner accounts by approximately 3.2 million accounts. DST's equity in earnings of IFDS Canada decreased $1.4 million during the year ended December 31, 2006, as compared to 2005, due to increased shareowner processing costs. Accounts serviced by IFDS Canada were 7.1 million at December 31, 2006, an increase of 300,000 accounts or 4.4% from December 31, 2005.

DST's equity in earnings of Argus Health Systems decreased $2.4 million during the year ended December 31, 2007, as compared to 2006. Higher revenues during 2007 were more than offset by higher operating costs in connection with the processing of higher volumes of Medicare Part D claims. DST's equity in earnings of Argus increased $5.0 million during the year ended December 31, 2006, as compared to 2005, from higher levels of pharmacy claims processed, principally from new client conversions and Medicare Part D claims, partially offset by an increase in data processing support costs charged by DST.

DST's equity in earnings of Asurion for the period January 1, 2007 through July 3, 2007 was $21.9 million as compared to $8.0 million for the year ended December 31, 2006. The improvement during 2007 was primarily due to higher revenues primarily from higher subscribers to Asurion's handset insurance programs, operational cost improvements and the absence of compensation costs in 2007 related to the dividend-equivalent bonus payments made in 2006. Asurion's earnings for the year ended December 31, 2006 were $8.0 million. These earnings were negatively impacted by compensation expense from bonus payments made to its vested stock option holders to equalize them for the debt-financed dividend made to Asurion's shareholders in July 2006. The bonus reduced DST's equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. Incremental interest costs from the debt incurred to finance the dividend reduced DST's equity in earnings of Asurion by approximately $8.4 million during the last half of 2006.

The Other category in the unconsolidated affiliates table above includes principally real estate joint ventures. Equity in losses of other unconsolidated affiliates was $8.3 million during the year ended December 31, 2007, an increase of $3.8 million as compared to 2006. Higher losses in 2007 were attributable to approximately $4.9 million (DST's portion) of real estate impairment charges on real estate held for sale. DST is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project was substantially completed in fourth quarter 2006 and became fully leased in 2007. Although the project is expected to have positive cash flow from leasing operations, it will reflect negative earnings under generally accepted accounting principles due to non-cash charges for depreciation and amortization. Results for 2007 reflect this development and are expected to continue in the future. Equity in losses of other unconsolidated affiliates was $4.5 million during the year ended December 31, 2006, an increase of $5.1 million as compared to 2005. Higher losses in 2006, as compared to 2005, were due to higher costs associated with the limited purpose real estate joint venture discussed above and an impairment charge on real estate held for sale.

Income taxes

The Company's effective tax rate was 37.0%, 27.9% and 39.6% for the years ended December 31, 2007, 2006 and 2005, respectively. The effective tax rate for 2007 is higher than 2006 primarily due to higher effective tax rates on the Asurion gain, partially offset by a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48 on January 1, 2007. The Company's adoption of FIN 48 resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being reduced to zero of which $68.2 million (net of deferred income taxes) resulted in a reduction in previously recorded identifiable intangibles (including capitalized software) relating to the Company's April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in stockholders' equity as a cumulative effect of a change in accounting principle adjustment.

The effective tax rate for 2006 was lower than 2005 primarily as a result of the 80% dividends received deduction for a portion of the Asurion dividend, a settlement with and refund from the IRS related to research and experimentation credits for the years ended December 31, 1988 through 2001 and federal and state historic preservation tax credits received from real estate joint ventures. In addition, the effective tax rate for 2005 reflected higher effective tax rates relating to the Health Solutions exchange, the EquiServe sale, the Innovis Entities sale, the sale of an office building and a repatriation dividend explained below.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the "Act"). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated foreign earnings from the U.K. The amount of the dividend from the United Kingdom to the United States was approximately $88 million. The Federal and state income tax expense related to the dividend was approximately $2 million, net of related foreign tax credits.

The tax rates in each of the three years ended December 31, 2007 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues of $1,199.6 million increased $127.6 million or 11.9% in 2007 as compared to 2006. Financial Services Segment operating revenues of $1,134.6 million increased $123.4 million or 12.2% in 2007 as compared to 2006. U.S. Financial Services operating revenues increased 10.1% to $968.7 million in 2007 primarily from the inclusion of a full year of revenues from ASI in 2007 as compared to three months in 2006 and higher mutual fund shareowner processing revenues associated with higher levels of shareowner accounts serviced. U.S. mutual fund servicing revenues during 2007 increased approximately 3.4% as compared to 2006. U.S. mutual fund shareowner accounts processed were 119.1 million at December 31, 2007, an increase of 13.3 million accounts or 12.6% from the 2006 year-end level of 105.8 million accounts. New client conversions totaled 7.9 million accounts or 7.5% and net accounts growth from existing clients was 5.4 million or 5.1% for 2007. The increase in U.S. mutual fund servicing revenues was lower than the underlying account growth because a large portion of the account growth occurred in the latter part of 2007 and because certain long-term customer contracts were renewed with lower unit pricing. Active U.S. AWD workstations were 92,200 at December 31, 2007, an increase of 4.2% over year end 2006 levels. Financial Services Segment operating revenues from international operations for 2007 increased 26.4% to $165.9 million. This increase was principally a result of higher professional service revenues from both new and existing clients. Active international AWD workstations were 35,500 at December 31, 2007, an increase of 9.9% over year end 2006 levels.

On July 31, 2007, DST acquired TASS. Based in Minneapolis, Minnesota, TASS provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000 to perform these services for its customers. The acquisition of TASS increased the total number of U.S. mutual fund open shareowner accounts processed by DST by approximately 200,000. In addition, during second quarter 2007 the Company received commitments from clients with approximately 7.1 million subaccounts, based on current levels, and these new subaccounts are expected to convert at various times during 2008. The acquisition of TASS and the conversion of these new subaccounts during 2008 will expand DST's existing subaccounting capabilities and offerings. Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required. In addition to the new client commitments for 7.1 million subaccounts discussed above, DST also has commitments from new clients with approximately 530,000 mutual fund shareowner accounts, based on current levels, which are expected to convert during the first half of 2008.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), DST Health Solutions (medical claims processing systems) and AWD (workflow management and CRM solutions). Operating revenues include approximately $57.5 million of software license fee revenues for the year ended December 31, 2007, an increase of $5.9 million compared to the same period in 2006. The increase is due primarily to higher international investment management software revenues, partially offset by lower AWD software license revenues. While license revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Financial Services Segment total revenues of $1,072.0 million decreased $279.1 million or 20.7% in 2006 as compared to 2005. Financial Services Segment operating revenues of $1,011.2 million decreased $172.5 million or 14.6% in 2006 as compared to 2005. Operating revenues include approximately $51.6 million of software license fee revenues in the year ended December 31, 2006, a decrease of $20.1 million compared to the same period in 2005 due primarily to lower international investment management license fee revenue. U.S. Financial Services operating revenues decreased 15.2% to $879.9 million in 2006 attributable to the sale of EquiServe on June 17, 2005 and the merger of lock\line with Asurion on January 1, 2006, which collectively recorded operating revenues of approximately $264.7 million in 2005, partially offset by incremental operating revenues of $24.9 million from DST Health Solutions during 2006 resulting from the inclusion of a full year of DST Health Solutions revenues in 2006 as compared to eight months in 2005, incremental revenues from ASI of $22.9 million which was acquired on October 2, 2006, increased mutual fund shareowner processing revenues from higher levels of shareowner accounts serviced and increased data processing revenues associated with services provided to EquiServe and lock\line subsequent to their sales. U.S. mutual fund servicing revenues during 2006 increased 5.8% as compared to 2005 as U.S. mutual fund shareowner accounts processed increased 3.6 million accounts or 3.5% from 102.2 million at December 31, 2005 to 105.8 million at December 31, 2006. The increase in U.S. mutual fund servicing revenues is higher than the underlying account growth due to a shift of certain remote processing clients to full service processing. Active U.S. AWD workstations were 88,500 at December 31, 2006, an increase of 16.4% over year end 2005 levels. Financial Services Segment operating revenues from international operations for 2006 decreased 7.7% to $131.3 million. This decrease was principally a result of lower investment management license fee revenues. Active international AWD workstations were 32,300 at December 31, 2006, an increase of 3.5% over year end 2005 levels.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2007 increased $131.3 million or 18.8% to $831.0 million as compared to 2006. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits incurred by the employees providing data processing services, but also include reimbursable operating expenses and other costs. Reimbursable operating expenses included in costs and expenses were $65.0 million for the year ended December 31, 2007, an increase of $4.2 million compared to the same period in 2006. Excluding reimbursable operating expenses, costs and expenses increased $127.1 million to $766.0 million for 2007, primarily from the inclusion of a full year of costs and expenses from ASI in 2007 as compared to three months in 2006, higher personnel costs to support growth in mutual fund shareowner processing, increased personnel and travel related costs at DST International to support higher international professional services revenues, higher personnel costs at DST International associated with management restructurings, a $3.3 million charge in 2007 relating to the partial termination of a non-qualified deferred compensation plan and the absence of a $4.3 million favorable sales and use tax settlement that occurred in 2006.

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2006 decreased $277.5 million or 28.4% to $699.7 million as compared to 2005. Reimbursable operating expenses included in costs and expenses were $60.8 million for the year ended December 31, 2006, a decrease of $106.6 million compared to 2005 due primarily to the sale of EquiServe and lock\line. Excluding reimbursable operating expenses, costs and expenses decreased $170.9 million to $638.9 million for 2006, primarily from the absence of costs and expenses of EquiServe and lock\line, a reduction of costs and expenses of $4.3 million related to the settlement of an outstanding state sales and use tax matter for historical periods dating back to 2001, partially offset by the inclusion of a full year of DST Health Solutions costs and expenses in 2006 (vs. eight months in 2005), the inclusion of costs and expenses from ASI from its October 2, 2006 acquisition and merger integration costs of approximately $4.8 million incurred in 2006 associated with the acquisition of ASI.

Depreciation and amortization

Financial Services Segment depreciation and amortization for the year ended December 31, 2007 decreased $1.2 million or 1.4% to $81.9 million as compared to 2006. Depreciation and amortization expense for 2006 includes an in-process research and development amortization charge of $1.0 million recorded in October 2006 upon completion of the acquisition of ASI and a $2.6 million reduction in depreciation costs resulting from the favorable settlement of a sales and use tax matter. Absent the effect of these two items, depreciation and amortization decreased $2.8 million in 2007. On this basis, the decrease in depreciation and amortization is attributable to lower amortization of intangible assets from the adoption of FIN 48 as all of the intangible assets arising from the April 2005 acquisition of DST Health Solutions were written off on January 1, 2007, and lower amortization of purchased software used in the Company's data center as certain of these assets became fully amortized during 2007, partially offset by the inclusion of a full year of ASI property and equipment depreciation and purchase accounting amortization as compared to three months in 2006.

Financial Services Segment depreciation and amortization for the year ended December 31, 2006 decreased $28.4 million or 25.5% to $83.1 million as compared to 2005, primarily due to the absence of EquiServe and lock\line depreciation and amortization, and the 2006 items discussed above, which are partially offset by a full year of depreciation and amortization in 2006 from the April 2005 DST Health Solutions acquisition.

Income from operations

Financial Services income from operations was $286.7 million for the year ended December 31, 2007, a decrease of $2.5 million as compared to 2006. Included in Financial Services income from operations for 2006 is a $6.9 million gain resulting from the favorable settlement of a state sales and use tax matter. Absent the favorable impact of this 2006 settlement, Financial Services income from operations increased $4.4 million during 2007 as compared to 2006 attributable to higher contributions from mutual fund shareowner processing and higher software license fee revenues, partially offset by a $3.3 million charge in 2007 relating to the partial termination of a non-qualified deferred compensation plan, and lower DST International contributions due to higher personnel and travel costs incurred to support higher international professional services revenues.

Financial Services income from operations was $289.2 million for the year ended December 31, 2006, an increase of $26.8 million as compared to 2005. Absent the favorable impact of the 2006 sales and use tax settlement in the amount of $6.9 million discussed above, Financial Services income from operations increased $19.9 million during 2006 as compared to 2005 attributable to increased mutual fund shareowner processing revenues, partially offset by the absence of contributions from EquiServe and lock\line due to the sale or merger of these businesses, merger integration costs associated with the acquisition of ASI in the amount of $4.8 million and lower contributions from DST International resulting from lower investment management license fee revenues in 2006.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues were $1,097.1 million and $1,155.1 million for the years ended December 31, 2007 and 2006, respectively. Operating revenues increased $19.2 million or 3.6% to $555.1 million for the year ended December 31, 2007 as compared to 2006. The increase in operating revenues was primarily due to higher processing volumes. Out-of-pocket revenues decreased $77.2 million or 12.5% to $542.0 million during the year ended December 31, 2007 as compared to 2006 principally from lower postage revenue as certain clients began purchasing postage directly from the postal service in 2007 rather than having Output Solutions acquire postage on behalf of the client, partially offset by higher postal rates that began in May 2007.

Output Solutions Segment total revenues for 2006 increased 4.9% to $1,155.1 million as compared to 2005. Operating revenues in 2006 increased 10.0% to $535.9 million as compared to 2005. The increase in operating revenues was attributable to higher processing volumes from new contracts with certain large existing telecommunications clients that contained lower unit pricing, increased revenues from certain paper stock, which was previously provided directly by clients, and increased international revenues from new customer relationships. Out-of-pocket revenues increased 0.9% to $619.2 million during 2006 as compared to 2005, primarily from higher volumes.

Images produced were 17.0 billion, 15.5 billion and 11.6 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Images produced increased 1.5 billion in 2007 as compared to 2006, principally from higher processing volumes from telecommunication clients who bill on a daily cycle basis. The increase in 2007 volumes was negatively impacted in the latter half of 2007 when certain telecommunication clients began to suppress certain detail call information, which reduced the amount of monthly images processed for these clients. The Company expects this trend to continue in 2008. If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solutions's revenues and profitability.

Items mailed were 2.6 billion, 2.6 billion and 2.1 billion during the years ended December 31, 2007, 2006 and 2005, respectively. Items mailed are reflective of the number of our clients' underlying accounts/subscribers/customers who receive their communications via paper.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2007 decreased $90.2 million or 8.1% to $1,026.2 million as compared to 2006. Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $542.0 million during the year ended December 31, 2007, a decrease of $77.2 million as compared to 2006. The decrease is principally from lower postage expenses as certain clients are purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client. Excluding reimbursable operating expenses, costs and expenses decreased $13.0 million to $484.2 million during the year ended December 31, 2007 from lower material and equipment costs and lower leased equipment costs resulting from the implementation of owned digital printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes and $0.8 million of costs related to partially terminating a deferred compensation plan in 2007.

Output Solutions Segment costs and expenses for the year ended December 31, 2006 increased $68.5 million or 6.5% to $1,116.4 million as compared to 2005. Reimbursable operating expenses included in costs and expenses were $619.2 million during the year ended December 31, 2006, an increase of $5.6 million as compared to 2005. The increase is principally from higher processing volumes. Excluding reimbursable operating expenses, costs and expenses increased $62.9 million to $497.2 million during the year ended December 31, 2006 from costs of certain paper stock previously provided directly by customers, higher personnel costs and higher material and equipment costs associated with increased volumes and costs associated with the implementation of digital printing and inserting technologies. Personnel costs in 2006 increased 5.8% from 2005 primarily due to higher costs associated with increased operating revenues and volumes.

Depreciation and amortization

Output Solutions Segment depreciation and amortization was $39.6 million, $34.5 million and $26.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase of $5.1 million or 14.8%, and the 2006 increase of $7.6 million or 28.3% is attributable to increased capital spending on owned digital printing and inserting equipment that replaces equipment that was historically leased, and the use of accelerated depreciation methods.

Income from operations

Output Solutions Segment income from operations was $31.3 million for the year ended December 31, 2007, an increase of $27.1 million as compared to 2006. Contributing to the 2007 improvement were increased operating revenues from higher processing volumes and operating efficiencies realized from the implementation of owned proprietary digital printing and inserting technologies whereby the Segment was able to increase operating revenues during 2007 at a rate that exceeded underlying cost increases.

Output Solutions Segment income from operations was $4.2 million for the year ended December 31, 2006, a decrease of $21.8 million as compared to 2005 due to higher costs and expenses and higher depreciation. The Company made a commitment to implement new proprietary printing and inserting technology for its U.S. based Output Solutions operations in 2006. The new Digital Press Technology platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic forms color printing. The platform enables a client's corporate logo to be printed in color onto the paper stock simultaneous with customer and other bill/statement data, where previously the client provided preprinted paper stock. Similar technological innovations enable clients to add highlight color or full-color printing throughout the statements or bills. In connection with the implementation of the new printing and inserting technology, Output Solutions purchased new printing equipment to replace equipment that was previously leased. The shift to owned equipment negatively impacts short-term profitability as the Company uses accelerated depreciation methods. Output Solutions 2006 financial results reflected the impact of new customer contracts containing lower unit pricing with certain large existing telecommunications clients and the impact of shifting to owned equipment as opposed to leased equipment. The pricing of the new contracts became effective in advance of the new technologies being phased in.

CUSTOMER MANAGEMENT SEGMENT (SOLD JULY 1, 2005)

The Customer Management Segment, which was comprised of the Innovis Entities, was sold to Amdocs on July 1, 2005.

Revenues

Customer Management Segment total revenues for 2005 were $123.0 million during the period January 1, 2005 through July 1, 2005. Customer Management Segment operating revenues for 2005 were $96.6 million.

Costs and expenses

Excluding reimbursable operating costs of $26.4 million during the period January 1, 2005 through July 1, 2005, Customer Management Segment costs and expenses were $82.6 million. Included in 2005 is approximately $6.9 million of compensation-related costs associated with accelerated vesting of restricted stock previously granted to employees of the Innovis Entities in November 2004.

Depreciation and amortization

Customer Management Segment depreciation and amortization for 2005 was $3.3 million during the period January 1, 2005 through July 1, 2005.

Income from operations

Customer Management Segment income from operations was $10.7 million during the period January 1, 2005 through July 1, 2005.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements and intersegment operating revenues, were $63.5 million, $63.9 million and $67.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $63.1 million, $63.4 million and $67.1 million during the years ended December 31, 2007, 2006 and 2005. The decrease in operating revenues during 2007, as compared to 2006, is attributable to lower rental income as a result of the sale of office buildings during second quarter 2007. Similarly, operating revenues decreased $3.7 million in 2006 as compared to 2005 attributable to the sale of an office building in third quarter 2005.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment. Investments and Other Segment costs and expenses decreased $11.2 million in 2007 as compared to 2006 and increased $25.9 million in 2006 as compared to 2005. The decrease in 2007 is due primarily to a $12.4 million gain resulting from the sale of office buildings in California during second quarter 2007 that was recorded as a reduction to costs and expenses. The increase in 2006 and the decrease in 2005 resulted primarily from a $26.0 million gain related to the sale of an office building and other real property that was recorded in 2005 as a reduction to costs and expenses. Excluding the 2007 and 2005 property gains discussed above, costs and expenses were $40.9 million, $39.7 million and $39.8 million during the years ended December 31, 2007, 2006 and 2005.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $9.1 million, $12.3 million and $16.4 million during the years ended December 31, 2007, 2006 and 2005. Depreciation and amortization was lower during 2007 primarily due to the sale of property mentioned above and due to impairment charges recorded in 2006. Depreciation and amortization was lower in 2006 due to approximately $2.4 million of real estate asset impairments being recorded in 2005 and the sale of property in 2005.

Income from operations

Investments and Other Segment income from operations was $25.9 million, $11.9 million and $37.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase was attributable to a $12.4 million gain from the sale of office buildings during 2007 and lower depreciation expense. The 2006 decrease was primarily due to a $26.0 million gain from the sale of an office building and other real property during 2005, and lower 2006 operating revenues, partially offset by lower depreciation expense in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company's primary source of liquidity has historically been cash provided by operations. During the three years ended December 31, 2007, the Company also realized significant cash flows from investing activities related to the following: 1) cash proceeds of $986.3 million from the Company's sale of the majority of its equity interest in Asurion on July 3, 2007; 2) a $254.8 million dividend from Asurion in July 2006, of which $10.8 million has been classified as an operating cash flow and $244.0 million has been classified as an investing cash flow; 3) in 2005 the exchange of CSC common stock for the DST Health Solutions business which held $224.6 million of cash; and 4) proceeds of $471.4 million from the sale of EquiServe and the Innovis Entities in 2005. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, stock repurchases, and payments on debt. In addition, during the years ended December 31, 2007, 2006 and 2005, the Company expanded its share repurchase activities and expended $558.5 million, $434.6 million and $761.0 million, respectively, under the Company's commenced stock repurchase plans. Information on the Company's consolidated cash flows for the years ended December 31, 2007, 2006 and 2005 is presented in the Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

Cash flow from operating activities was $51.9 million, $361.6 million and $168.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in operating cash flows during 2007 is primarily due to the payment of approximately $362.8 million of income taxes related to the Asurion gain. The proceeds from the Asurion sale are included in investing activities, but the income tax payments on this transaction are required to be treated as an operating cash outflow. Similarly, the increase in operating cash flows during 2006, as compared to 2005, is due to the payment of approximately $176.0 million of income taxes directly associated with the gain on the sale of the Innovis Entities, EquiServe and an office building during 2005 which was required to be treated as an operating cash outflow, while the proceeds received on these sales was treated as an investing cash inflow.

The Company had $109.4 million of cash at December 31, 2007 compared to $60.6 million at December 31, 2006. Operating cash flow of $51.9 million in 2007 resulted principally from net income of $874.7 million and non-cash operating items included in the determination of net income, including the gain on sale of Asurion of $998.0 million, depreciation and amortization expense of $130.6 million and equity in earnings of unconsolidated affiliates of $62.6 million. As described above, operating cash flows for 2007 were negatively impacted by the income tax payment on the Asurion gain of approximately $362.8 million. Significant working capital related adjustments to net income included decreases in accounts receivable of $71.9 million primarily associated with the receipt of $70.0 million of proceeds from the Company's accounts receivable securitization program that began in May 2007, increases in accrued compensation and benefits of $35.7 million and income taxes payable of approximately $48.1 million, offset by decreases accounts payable and accrued liabilities of approximately $55.1 million.

Operating cash flows of $361.6 million in 2006 resulted principally from net income of $272.9 million less net non-cash additions included in net income, including the $52.8 million gain associated with the merger of lock\line with Asurion, depreciation and amortization expense of $129.9 million and interest expense associated with the amortization of debt issuance costs of $13.1 million (primarily related to the Company's senior convertible debentures). The Company also received $36.0 million of dividends from unconsolidated affiliates in 2006. BFDS accounted for $25.0 million of the total dividend from unconsolidated affiliates and Asurion accounted for $10.8 million, which is the amount of the $254.8 million dividend that was classified as an operating cash flow. Significant working capital related adjustments to net income included a decrease in accounts receivable of $35.1 million and decreases in accounts payable and accrued liabilities of $33.0 million.

Operating cash flows of $168.0 million in 2005 resulted principally from net income of $424.6 million less significant non-operating cash items included in the determination of net income that resulted from the Company's investing activities. These items include $300.9 million of pretax gains related to the sale of businesses and property, $81.2 million of gains related to the sale of investments (principally a $76.3 million gain relating to the CSC stock exchanged in the DST Health Solutions transaction) and a $127.6 million decrease in deferred income taxes, partially offset by $158.1 million of depreciation and amortization. As discussed, during 2005, the Company paid income taxes of $243.2 million. Of that amount, approximately $176.0 million is directly associated with the gain on the sale of the Innovis Entities, EquiServe and an office building. The proceeds from these sales are included in investing activities, but the income tax payments on these transactions are required to be treated as an operating cash outflow.

Software Development and Maintenance

The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The Company expended approximately $156.2 million, $157.6 million, and $189.2 million in 2007, 2006 and 2005, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products, of which $22.3 million, $22.8 million and $40.0 million was capitalized and included in Investing Activities in 2007, 2006 and 2005, respectively. The decline in development related expenditures in 2006 is mostly attributed to ceased development activities resulting from the sale of EquiServe (Fairway software) and the Innovis Entities (Collabrent software).

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $177.4 million and $125.6 million of transfer agency investments and deposits at December 31, 2007 and 2006, respectively.

Investing Activities

Cash flows provided by investing activities were $865.6 million, $31.3 million and $588.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in investing cash flows during 2007 is primarily due to $986.3 million of proceeds received on the sale of Asurion. Also contributing to the 2007 net increase in investing cash flows are proceeds from the sale of properties, principally an office building, of approximately $43.2 million, partially offset by higher net purchases of investments. The decrease in investing cash flows from 2005 to 2006 is mostly attributed to $776.1 million of proceeds from the sale of businesses (EquiServe and the Innovis Entities), the sale of an office building and the exchange of the Company's CSC stock for the DST Health Solutions business during 2005, partially offset by the receipt of the Asurion dividend during 2006.

Capital Expenditures

During the years ended December 31, 2007, 2006 and 2005, the Company expended $90.7 million, $133.0 million and $137.1 million, respectively, in capital expenditures for capital equipment, software, systems and facilities. Included in this amount were expenditures by the Investments and Other Segment (primarily buildings and building improvements) of $8.0 million, $8.8 million and $11.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $22.3 million, $22.8 million and $40.0 million in 2007, 2006 and 2005, respectively. In addition, during 2007 and 2006, the Company purchased approximately $26.1 million and $15.7 million of electronic data processing equipment with secured promissory notes. Capital expenditures using promissory notes are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $317.1 million, $56.5 million and $66.1 million of investments in 2007, 2006 and 2005, respectively. Investment purchases during 2007 include approximately $172.6 million of short-term investment that matured prior to year-end. Absent this short-term investment purchase, investment purchases were $144.5 million which were principally related to available-for-sale equity securities and private equity funds. The Company received proceeds from unconsolidated affiliates of $28.4 million in 2007 and made investments in and advances to unconsolidated affiliates in the amount of $8.0 million and $20.0 million during 2006, and 2005, respectively. Included in 2007 proceeds was the repayment of a loan originally made by the Company's captive insurance subsidiary to two of the Company's unconsolidated real-estate joint ventures. During 2007, 2006 and 2005, the Company received $231.0 million, $114.3 million and $43.4 million, respectively, from the sale of investments. The maturity of the short term investment, in the amount of approximately $172.6 million, is included in the proceeds from sale of investments. The remainder of the investment proceeds was principally from sale of available-for-sale securities. Gross realized gains of $16.2 million, $20.6 million and $85.2 million and gross losses of $2.9 million, $3.2 million and $3.3 million, were recorded in 2007, 2006 and 2005, respectively, from the sale of available-for-sale securities.

Business Acquisitions

During 2007, the Company purchased two businesses in the Financial Services Segment for $14.9 million. In addition, the Company paid additional consideration on a previous business acquisition of $0.6 million. The minimum aggregate purchase price of $14.9 million on the 2007 business acquisitions was paid in cash during third quarter 2007 and was funded with available cash balances and existing credit facilities. There are provisions in both business acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met. As of December 31, 2007, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $34 million. Approximately $24 million of that amount would be due in 2011 while the remainder would be paid from 2008 through 2011.

During 2006, the Company purchased ASI for $136.5 million, net of cash acquired. The purchase was funded with available cash balances and existing credit facilities.

Proceeds from the sale of Asurion

As discussed above, DST sold the majority of its equity interest in Asurion on July 3, 2007 and received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million. DST recorded a pretax gain on the sale of approximately $998.0 million. The cash proceeds received were primarily used to pay down debt and related facilities and to satisfy tax obligations associated with the sale.

Asurion Corporation Dividend

The Company received a $254.8 million cash dividend from Asurion in July 2006 which was bifurcated for statement of cash flows purposes between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

Proceeds from the sale of business and properties

The Company received approximately $43.2 million from the sale of properties, principally office buildings, during 2007. During 2005, the Company sold properties (principally an office building and its furniture and fixtures) and received proceeds of approximately $80.1 million.

The Company received cash proceeds of $237.1 million and 29.6 million shares of Computershare stock from the sale of EquiServe on June 17, 2005. The 29.6 million shares of Computershare, which was initially valued at $145.8 million, were treated as non-cash consideration for the sale of the EquiServe business.

The Company received net cash proceeds of $234.3 million from the sale of the Innovis Entities on July 1, 2005.

Proceeds from exchange of CSC common stock

As previously discussed, the Company received approximately $224.6 million in connection with the exchange of the Company's CSC stock for the DST Health Solutions business which held cash in the amount of $224.6 million at the time of acquisition.

Financing Activities

Cash flows used in financing activities totaled $868.7 million, $412.5 million and $771.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 is due to higher share repurchases and higher payments on revolving credit facilities during 2007. The decrease during 2006, as compared to 2005, is due to lower payments on revolving credit facilities and lower share repurchases.

Common Stock Issuances and Repurchases

The Company received proceeds of $112.3 million, $57.3 million and $97.3 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, approximately 2.8 million options were exercised by DST employees, an increase of approximately 1.1 million options as compared to 2006. In addition, a significant amount of options were exercised by lock\line employees subsequent to DST's merger of lock\line with Asurion on January 1, 2006 and many options were also exercised by employees of EquiServe and the Innovis Entities during 2005 following the sale of those businesses.

Under the Company's stock repurchase plan, the Company expended $558.5 million for approximately 7.1 million shares, $434.6 million for approximately 7.3 million shares, and $761.0 million for approximately 14.5 million shares during the years ended December 31, 2007, 2006, and 2005, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company's stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $61.4 million, $24.8 million, and $16.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, there were approximately 1.9 million shares remaining to be repurchased under the existing share repurchase plan. On January 18, 2008, the Company's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.

Debt Activity

The Company has used the following primary sources of debt financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,061.1 million and $1,441.2 million of debt outstanding at December 31, 2007 and 2006, respectively, a decline of $380.1 million during 2007. The decline is principally from the use of proceeds from the Asurion sale and proceeds from the accounts receivable securitization program to pay down debt facilities.

  Senior Convertible Debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15 until August 15, 2010 for the Series A debentures and until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

The debentures are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. The conversion rights for these debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

Because the price of DST's common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of each of the four quarters during the years ended December 31, 2007 and 2006, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during the subsequent quarter. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. During the years ended December 31, 2007 and 2006, DST settled approximately $0.2 million of conversions with cash. As a result of the security holders' right to convert, and DST's stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2007 and 2006. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with generally accepted accounting principles, the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 Consolidated Statement of Income.

  Syndicated Line of Credit Facility

The Company has a syndicated line of credit agreement that provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins of 0.625% to 1.125%. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the credit facility is July 1, 2010. The Company was in compliance with all debt covenants at year end.

During the year ended December 31, 2007, the Company amended its revolving $600 million syndicated line of credit facility to, among other things, (i) allow DST to repurchase or redeem its capital stock in an amount not to exceed $600 million with proceeds received from the Asurion transaction and (ii) allow a one time addition of $150 million to the $50 million exclusion on real property liens if incurred prior to June 30, 2008.

The Company amended its revolving $600 million syndicated line of credit facility twice during the year ended December 31, 2006. The first amendment (i) subject to certain conditions, allows the Company to request an increase of up to $600 million in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company's stock to settle both the principal and accrued interest portion of the Company's Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company's stock to settle any conversion premium payable upon any conversion of the Company's Series A and B convertible senior debentures.

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

  Secured Promissory Notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2007 under the real estate notes and equipment notes was $10.2 million and $31.3 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are both fixed and variable. Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company. The equipment notes are payable in monthly installments. Interest rates are fixed ranging from approximately 4.5% to 5.3% annually. The equipment notes are generally for three years and have maturity dates ranging from February 1, 2009 through January 1, 2011. These promissory notes are secured by the underlying equipment.

  Loan from Unconsolidated Affiliate

The Company entered into a related party promissory note with Boston Financial Data Services, Inc. ("BFDS") on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $100.0 million and $50.0 million at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the Company recorded interest expense related to this loan of $4.4 million and $1.9 million, respectively.

  Subsidiary Line of Credit Facilities

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2008. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The Company had $2.0 million and $25.0 million borrowed against this credit facility at December 31, 2007 and 2006, respectively.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2007 and 2006, amounts borrowed under this loan were $1.2 million and $19.0 million, respectively. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million at December 31, 2007. There were no borrowings against this foreign revolving credit agreement at December 31, 2007.

Accounts Receivable Securitization Program

In May 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 22, 2008 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the balance sheet. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the balance sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. Management believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $70.0 million. Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through December 31, 2007.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$1,061.1	$963.9	$76.0	$7.2	$14.0
Operating lease obligations	53.4	16.2	14.9	7.7	14.6
Software license agreements	43.3	17.7	21.0	3.9	0.7
Income tax uncertainties	100.0		100.0
Private equity fund capital commitments	188.7	55.0	107.7	26.0
Other	14.0	8.9	5.1

	$1,460.5	$1,061.7	$324.7	$44.8	$29.3

Interest obligations on the Company's secured promissory notes, senior convertible debentures and revolving credit facilities are not included in the table above. Related to the secured promissory notes (both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39%. The Series A ($540 million principal) and Series B ($300 million principal) debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Borrowings under the credit agreement are available at rates based on the offshore (LIBOR), Federal Funds or prime rates, plus an applicable margin ranging from 0.625% to 1.125%. An annual facility fee of 0.15% to 0.225% is also required on the credit agreement.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

The Company is a limited partner in various private equity funds. At December 31, 2007, the carrying value of these investments was approximately $32.7 million. The Company has future capital commitments related to these private equity fund investments in the amount of $188.7 million. Although the exact timing of these investment contributions is uncertain, the Company has estimated the potential timing of these contributions in the table above based on information provided by the investment advisors.

The Company has income tax uncertainties in the amount of $100.0 million at December 31, 2007. These obligations are classified as non-current on the Company's balance sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters could be resolved in two to three years as reflected on the table above, however, the ultimate timing of resolution is uncertain.

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

Unconsolidated affiliates

The Company has formed operating joint ventures to enter into or expand its presence in target markets. To further penetrate the mutual fund market, in 1974 the Company formed BFDS, a 50% owned joint venture with State Street, a leading mutual fund custodian. The Company's international mutual fund/unit trust shareowner processing businesses (IFDS U.K., IFDS Canada, IFDS Luxembourg and IFDS Ireland) are also owned 50% by the Company and 50% by State Street. In addition, in 1989 the Company gained access to the information processing market for the health insurance industry through the acquisition of a 50% interest in Argus, which provides pharmacy claim processing for managed care providers. The Company also utilizes real estate joint ventures as a means of capturing potential appreciation and economic development tax incentives of leased properties. Two of the largest of these real estate joint ventures were formed in 1988 and 2004. The Company receives revenues for processing services and products provided to the operating joint ventures. The Company pays lease payments to certain real estate joint ventures. The Company has entered into various agreements with unconsolidated affiliates to utilize the Company's data processing facilities and computer software systems. The Company believes that the terms of its contracts with unconsolidated affiliates are fair to the Company and are no less favorable to the Company than those obtained from unaffiliated parties. The Company recognizes, on an equity basis, income and losses from its pro-rata share of these companies' net income or loss.

The Company's unconsolidated affiliates had a carrying value of $320.9 million and $324.2 million at December 31, 2007 and 2006, respectively. The Company recognized operating revenues from these unconsolidated affiliates of $169.9 million, $162.2 million and $158.7 million during the years ended December 31, 2007, 2006 and 2005, respectively. The Company paid these unconsolidated affiliates $10.9 million, $9.7 million and $29.8 million in 2007, 2006 and 2005, respectively, for products, services and leases. At December 31, 2007 and 2006, the Company's unconsolidated affiliates owed the Company $30.5 million and $71.1 million, respectively, including approximately $3.8 million and $35.5 million of a secured commercial mortgage loan receivable at December 31, 2007 and 2006, respectively, and $6.2 million and $12.5 million of advances at December 31, 2007 and 2006, respectively. Excluding 2007 and 2006 advances under the BFDS promissory note, net advances (repayments) to (from) these unconsolidated affiliates were $36.8 million, $(8.2) million and $(10.1) million during 2007, 2006 and 2005, respectively. Net investments in (proceeds from) unconsolidated affiliates were $(28.3) million, $15.0 million and $9.1 million during 2007, 2006 and 2005, respectively. Excluding amounts owed under the BFDS promissory note, the Company owed $1.0 million and $0.3 million to unconsolidated affiliates at December 31, 2007 and 2006, respectively.

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

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture. The line of credit becomes due and the Company's guarantee thereof expires on June 16, 2009. At December 31, 2007, total borrowings against the line of credit were $5.7 million.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2007, total borrowings on the loan were $28.4 million and the Company's guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project was substantially completed in fourth quarter 2006 and became fully leased in 2007. The project was financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remaining funding from equal equity contributions from the Company and its real estate joint venture partner. At December 31, 2007, the Company and its joint venture partner had each contributed $28.5 million of equity for the project. The project qualified for federal and state historic preservation tax credits and DST recognized approximately $11.0 million of income tax benefits related to historic preservation tax credits in the fourth quarter of 2006. The letters of credit associated with this project were terminated in August 2007.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships. The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party's interest at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable; however, the amount could be material.

Guarantees

In addition to the guarantees entered into as mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company's liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

The Company has entered into agreements with certain third parties, including banks and escrow agents that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

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

At December 31, 2007 and 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

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

Comprehensive income

The Company's comprehensive income totaled $1,006.4 million, $430.1 million and $363.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Comprehensive income consists of net income of $874.7 million, $272.9 million and $424.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and other comprehensive income of $131.7 million and $157.2 million in 2007 and 2006, respectively, and other comprehensive loss of $61.2 million in 2005. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, the Company's proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company's net unrealized gains and losses on available-for-sale securities results primarily from changes in market value of the Company's investments in approximately 11.3 million shares of State Street common stock, approximately 29.6 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2007, these three investments had an aggregate pre-tax unrealized gain of approximately $963.3 million. The Company's proportional share of unconsolidated affiliates' interest rate swaps was $(6.9) million, $(8.5) million and $(12.0) million in 2007, 2006 and 2005, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income are $31.2 million, $21.7 million and $(31.9) million in 2007, 2006 and 2005, respectively.

Other than temporary impairments

At December 31, 2007, the Company's available-for-sale securities had gross unrealized holding losses of $10.1 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2007 are other than temporary.

Including gross losses of available-for-sale securities, the Company recognized $10.7 million, $1.0 million and $2.7 million of investment impairments for the years ended December 31, 2007, 2006 and 2005, respectively, which the Company believed were other than temporary. The Company also recognized $1.4 million and $1.8 million of investment impairments for the years ended December 31, 2007 and 2005, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to available for sale investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Derivative and Hedging Activities

SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2007 was approximately $1.5 billion. The impact of a 10% change in fair value of these investments would be approximately $92.0 million to comprehensive income. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts on which the Company is the agent. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2007, the Company and its joint ventures had approximately $2.0 billion of cash balances maintained in such accounts, of which $1.8 billion are maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $3.2 million of net income (loss).

At December 31, 2007, the Company had $1,061.1 million of debt, of which $151.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). At December 31, 2007, the Company's proportional share of unconsolidated affiliates' interest rate swaps was a loss of $6.9 million. The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2007, the Company's international subsidiaries had approximately $233.8 million in total assets and for the year ended December 31, 2007, these international subsidiaries produced approximately $32.9 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $23.4 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $3.3 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Kansas City, Missouri
February 22, 2008

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$109.4	$60.6
Transfer agency investments	177.4	125.6
Accounts receivable (includes related party receivables of $20.5 and $23.2)	298.0	369.5
Deferred income taxes	30.7	39.5
Other assets	123.5	57.3

	739.0	652.5
Investments	1,940.3	1,647.4
Properties	494.1	542.8
Goodwill	117.9	164.7
Intangible assets	34.5	41.2
Other assets	70.1	70.5

Total assets	$3,395.9	$3,119.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$963.9	$948.0
Transfer agency deposits	177.4	125.6
Accounts payable	69.8	100.0
Accrued compensation and benefits	127.3	94.2
Deferred revenues and gains	69.7	71.5
Other liabilities	118.1	138.2
Income taxes payable		118.8

	1,526.2	1,596.3
Long-term debt	97.2	493.2
Income taxes payable	100.0
Deferred income taxes	452.8	401.6
Other liabilities	60.6	55.7

Total liabilities	2,236.8	2,546.8

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	142.1	120.6
Retained earnings	2,328.9	1,434.9
Treasury stock, at cost	(1,979.7)	(1,519.3)
Accumulated other comprehensive income	666.8	535.1

Total stockholders' equity	1,159.1	572.3

Total liabilities and stockholders' equity	$3,395.9	$3,119.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Operating revenues	$1,695.4	$1,556.2	$1,744.6
Out-of-pocket reimbursements	607.1	679.6	770.5

Total revenues (includes related party revenues of $169.9, $162.2 and $158.7)	2,302.5	2,235.8	2,515.1
Costs and expenses	1,828.0	1,800.6	2,020.6
Depreciation and amortization	130.6	129.9	158.1

Income from operations	343.9	305.3	336.4
Interest expense	(60.3)	(77.3)	(66.6)
Other income, net	45.0	50.0	114.2
Gains on sale of businesses		52.8	274.2
Gain on sale of Asurion	998.0
Equity in earnings of unconsolidated affiliates	62.6	47.7	44.8

Income before income taxes	1,389.2	378.5	703.0
Income taxes	514.5	105.6	278.4

Net income	$874.7	$272.9	$424.6

Average common shares outstanding	60.8	66.1	75.2
Average diluted shares outstanding	70.7	72.1	78.7
Basic earnings per share	$14.38	$4.13	$5.65
Diluted earnings per share	$12.35	$3.78	$5.39

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in millions)

	Common Stock
								Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Unearned Compensation		Treasury Stock		Total Stockholders' Equity
December 31, 2004	83.0	$1.0	$226.3	$737.4		$(132.6)	$(525.4)	$439.1	$745.8
Comprehensive income:
Net income				424.6
Other comprehensive loss								(61.2)
Comprehensive income									363.4
Issuance of restricted stock	0.2		6.8			(8.8)	2.0
Amortization of restricted stock						34.6			34.6
Issuance of common stock	3.0		(23.3)				152.6		129.3
Repurchase of common stock	(14.5)						(777.4)		(777.4)

December 31, 2005	71.7	1.0	209.8	1,162.0		(106.8)	(1,148.2)	377.9	495.7
Comprehensive income:
Net income				272.9
Other comprehensive income								157.2
Comprehensive income									430.1
Reclassification upon adoption of SFAS123R			(106.8)			106.8
Issuance of restricted stock, net of forfeitures			1.7				(1.7)
Amortization of share based compensation.			25.0						25.0
Issuance of common stock	1.7		(9.1)				90.0		80.9
Repurchase of common stock	(7.7)						(459.4)		(459.4)

December 31, 2006	65.7	1.0	120.6	1,434.9			(1,519.3)	535.1	572.3
Adoption of FIN 48				19.3					19.3
Comprehensive income:
Net income				874.7
Other comprehensive income								131.7
Comprehensive income									1,006.4
Issuance of restricted stock, net of forfeitures			(6.5)				6.5
Amortization of share based compensation.			27.8						27.8
Issuance of common stock	3.0		0.2				153.0		153.2
Repurchase of common stock	(7.9)						(619.9)		(619.9)

December 31, 2007	60.8	$1.0	$142.1	$2,328.9	$		$(1,979.7)	$666.8	$1,159.1

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows-operating activities:
Net income	$874.7	$272.9	$424.6

Depreciation and amortization	130.6	129.9	158.1
Net realized gains on investments	(2.9)	(14.5)	(81.2)
Gains on sale of businesses and property	(13.5)	(53.6)	(300.9)
Gain on sale of Asurion	(998.0)
Amortization of share based compensation	27.8	25.0	34.6
Amortization of debt issuance costs	0.3	13.1	5.2
Equity in earnings of unconsolidated affiliates	(62.6)	(47.7)	(44.8)
Cash dividends from unconsolidated affiliates		36.0
Deferred income taxes	(0.3)	(2.3)	(127.6)
Changes in accounts receivable	1.9	35.1	(15.3)
Net proceeds from accounts receivable securitization	70.0
Changes in other assets	0.9	9.1	(80.3)
Changes in transfer agency investments	(51.8)	(32.2)	(18.1)
Changes in transfer agency deposits	51.8	32.2	18.1
Changes in accounts payable and accrued liabilities	(55.1)	(33.3)	19.9
Changes in income taxes payable	48.1	(12.1)	172.5
Changes in deferred revenues and gains	(2.4)	(6.8)	7.0
Changes in accrued compensation and benefits	35.7	4.5	2.8
Other, net	(3.3)	6.3	(6.6)

Total adjustments to net income	(822.8)	88.7	(256.6)

Net	51.9	361.6	168.0

Cash flows-investing activities:
Capital expenditures	(90.7)	(133.0)	(137.1)
Investments in securities	(317.1)	(56.5)	(66.1)
Proceeds from (investments in and advances to) unconsolidated affiliates	28.4	(8.0)	(20.0)
Proceeds from sale of investments	231.0	114.3	43.8
Proceeds from exchange of CSC common stock			224.6
Proceeds from sale of businesses and property	43.2	8.3	551.5
Acquisition of businesses, net of cash acquired	(15.5)	(137.8)	(7.5)
Cash dividend from Asurion		244.0
Proceeds from sale of Asurion	986.3
Other, net			(0.8)

Net	865.6	31.3	588.4

Cash flows-financing activities:
Proceeds from issuance of common stock	112.3	57.3	97.3
Principal payments on debt	(24.9)	(36.0)	(116.4)
Net borrowings (repayments) on revolving credit facilities	(363.6)	15.4	(78.8)
Common stock repurchased	(619.9)	(459.4)	(671.6)
Excess tax benefits from share based compensation	27.4	10.2
Other, net			(1.7)

Net	(868.7)	(412.5)	(771.2)

Net increase (decrease) in cash and cash equivalents	48.8	(19.6)	(14.8)
Cash and cash equivalents, beginning of year	60.6	80.2	95.0

Cash and cash equivalents, end of year	$109.4	$60.6	$80.2

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

The Company's operating business units offer sophisticated information processing and software services and products. At December 31, 2007 and 2006, these business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities, private equity funds, certain financial interests, and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to July 1, 2005, the Company had an additional operating segment (Customer Management) which included two wholly-owned subsidiaries of the Company, DST Interactive, Inc. and DST Innovis, Inc. (collectively, the "Innovis Entities"). The Innovis Entities, which essentially comprised the Customer Management Segment, were sold on July 1, 2005.

A summary of each of the Company's Segments, including the Customer Management Segment (sold on July 1, 2005), follows:

Financial Services

The Company's Financial Services Segment provides sophisticated information processing and computer software services and products primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, third party administrators and medical practice groups. The Company's proprietary software systems include mutual fund shareowner and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, cable television operators, healthcare providers and mortgage servicing organizations; and healthcare processing systems and services, including consumer directed healthcare administration solutions, offered to healthcare payers, third party administrators and medical practice groups.

As described in Note 3, there were various changes in the composition of the Financial Services Segment during the three years ended December 31, 2007 including: 1) the merger of DST's lock\line subsidiary and Asurion Corporation on January 1, 2006 whereby DST received an approximate 37.4% equity ownership in Asurion; 2) the sale of the majority of DST's investment in Asurion on July 3, 2007 which reduced DST's investment interest in Asurion to approximately 6%; 3) the acquisition of TASS, LLC on July 31, 2007 and Mosiki, LLC on August 9, 2007; 4) the acquisition of DST Health Solutions, Inc. on April 29, 2005 and Amisys Synertech, Inc. on October 2, 2006 which are now collectively operated as DST Health Solutions; and 5) the sale of DST's EquiServe, Inc. subsidiary on June 17, 2005.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom ("U.K."), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

Output Solutions

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also offers a variety of related professional services, including marketing and personalization services, and postal optimization solutions. The Output Solutions Segment also provides electronic presentment, payment and distribution solutions.

DST Output is among the largest First-Class mailers in the U.S. and conducts its operations from five production facilities located throughout the U.S., Canada and the U.K. DST Output Canada offers customer communications and document automation solutions to the Canadian market. DST International Output provides personalized print and electronic communications principally in the U.K.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to customers of the Financial Services Segment. The Company has a long-term contract to continue providing these services to the Innovis Entities.

Customer Management

On July 1, 2005, DST sold the Innovis Entities which essentially comprised DST's Customer Management Segment. Prior to July 1, 2005, the Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband, direct broadcast satellite, wire-line and Internet Protocol telephony, Internet and utility markets. The Customer Management Segment offered a comprehensive customer management and billing solution by providing core customer care products that were supplemented with the products and services offered from DST's other operating Segments. The Customer Management Segment distributed its services and products on a direct basis, through subsidiaries in North America and the U.K., along with international alliance partners in other regions of the world.

Investments and Other

The Investments and Other Segment holds investments in equity securities, private equity funds and certain financial interests, and the Company's real estate subsidiaries and affiliates. The assets held by the Investments and Other Segment are primarily passive in nature. The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.5 billion at December 31, 2007, including approximately 11.3 million shares of State Street Corporation ("State Street"), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $918.4 million, $256.0 million and $56.5 million respectively, based on closing exchange values at December 31, 2007. Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Revised FASB Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" was issued, which requires the consolidation of certain types of entities in which one company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a "variable interest entity," the "primary beneficiary" must consolidate the entity. The primary beneficiary is the holder of the variable interests that absorb a majority of the variable interest entity's expected losses or receive a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests or at required measurement dates.

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Two of the real estate joint ventures entered into financing arrangements with the Company's wholly-owned captive insurance company. In each case, the other joint venture partner had guaranteed at least 50% of the joint venture's borrowings from the Company's captive insurance company. In 2007, these joint ventures repaid their loan to the Company's captive insurance company. A company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analyses of its real estate joint ventures indicate that a large portion of the real estate joint ventures are variable interest entities; however, the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary. The Company has not provided certain financial disclosures regarding the real estate variable interest entities where DST is not the primary beneficiary, due to the immaterial amounts involved.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has the following significant operating joint ventures; Boston Financial Data Services, Inc. ("BFDS"); IFDS (includes International Financial Data Services, U.K. ("IFDS U.K."), International Financial Data Services,

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Canada ("IFDS Canada") and International Financial Data Services, Luxembourg); and Argus Health Systems, Inc. ("Argus"). Each of these operating joint ventures was formed prior to February 1, 2003. The Company's FIN 46R analyses of these operating joint ventures indicate that none qualifies as a variable interest entity in accordance with the operating joint venture exception in FIN 46R. Accordingly, the Company accounts for the operating results of these operating joint ventures using the equity method of accounting.

The Company is a limited partner in private equity funds which have an aggregate carrying value of approximately $32.7 million as of December 31, 2007. The limited partnership investments are considered variable interest entities pursuant to FIN 46R. The Company's residual risk and rewards from these variable interest entities are proportional to the Company's ownership interest and the Company is not the primary beneficiary of any of these variable interest entities. Therefore, the Company does not consolidate any of these variable interest entities.

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

Revenue recognition

The Company recognizes revenue when it is realized or realizable and it is earned. The majority of the Company's revenues are computer processing and services revenues and are recognized upon completion of the services provided. Software license fees, maintenance fees and other ancillary fees are recognized as services are provided or delivered and all customer obligations have been met. The Company generally does not have customer obligations that extend past one year. Revenue from equipment sales is recognized as equipment is shipped. Revenue from operating leases is recognized monthly as the rent accrues. Billing for services in advance of performance is recorded as deferred revenue. Allowances for billing adjustments and doubtful account expense are estimated as revenues are recognized and are recorded as reductions in revenues, and the annual amounts are immaterial to the Company's consolidated financial statements.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

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

The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare payer software solutions to domestic customers and its products to international customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

The Company recognizes revenues for maintenance services ratably over the contract term, after collectibility has been assured.

Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements received for "Out-of-Pocket" ("OOP") Expenses Incurred" ("EITF No. 01-14"), requires the Company to record reimbursements received for OOP expenses as revenue on an accrual basis. Because these additional revenues are offset by the reimbursable expenses incurred, it does not impact income from operations or net income. The Company's significant OOP expenses at the consolidated level include postage and telecommunication expenditures and at the segment level include print mail services between the Financial Services Segment and the Output Solutions Segment. For each segment, total revenues are reported in two categories, operating revenues and OOP reimbursements. OOP expenses are included in costs and expenses.

Costs and expenses

Costs and expenses include all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. The Company believes that the nature of its business as well as its organizational structure, in which virtually all officers and associates have operational responsibilities, does not allow for a meaningful segregation of selling, general and administrative costs. These costs, which the Company believes to be immaterial, are also included in costs and expenses. Substantially all depreciation and amortization is directly associated with the production of revenues.

Software development and maintenance

Purchased software is recorded at cost and is amortized over the estimated economic lives of three to five years. The Company capitalizes costs for the development of internal use software, including coding and software configuration costs and costs of upgrades and enhancements in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs are amortized under the Company's current policy on a straight-line basis, depending on the nature of the project, generally over a three to five year period. The Company reviews, on a quarterly basis, its capitalized software for possible impairment.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

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

The Company capitalized $22.3 million, $22.8 million and $40.0 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense related to capitalized development costs totaled $30.0 million, $25.8 million and $42.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Operating costs include software development costs, some of which are non-capitalizable, as well as maintenance costs relating to internal proprietary systems and systems to be sold or licensed to third parties of approximately $133.9 million, $134.8 million and $149.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Inventories

Inventories are comprised primarily of paper and envelope stocks. Inventories are stated at the lower of cost or realizable values. Inventories are valued at average cost. Cost for substantially all of the Company's inventories is determined on a specific identification or first-in, first-out basis.

Investments in securities

The equity method of accounting is used for companies in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but do not control; the cost method of accounting is used for investments of less than 20% voting interest. Partnership and similar investment interests (including investments in private equity funds where the Company is a limited partner) in which the Company has at least 5% ownership are accounted for on an equity method basis based on

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

the Company's pro-rata ownership; the cost method of accounting is used for these investments when the Company has a de-minimus ownership percentage and does not have significant influence. Investments classified as available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. Security transactions are accounted for on the trade date. The Company uses specific identification of available-for-sale securities sold to calculate gross realized gains and losses. Investments in trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as held-to-maturity securities are recorded at amortized cost which approximates fair value.

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

Goodwill and intangible assets

The Company accounts for Goodwill and Other Intangible Assets under Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142"). This statement addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives.

The Company's impairment tests under SFAS No. 142 indicated that there were no impairments. The fair value of the reporting units was estimated using the expected present value of future cash flows.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

From time to time, the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with FIN 48, SFAS No. 109 and SFAS No. 5. Prior to the adoption of FIN 48 on January 1, 2007, the Company classified all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company reclassified income tax uncertainties that are estimated to take more than 12 months to resolve as non-current.

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at period end exchange rates and income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders' equity and were $48.5 million and $23.9 million at December 31, 2007 and 2006, respectively. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share is determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures (see Note 8) that if converted in the future would have a potentially dilutive effect on the Company's stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

EITF Topic 04-8

In November 2004, the Emerging Issues Task Force issued EITF Topic 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share" ("EITF 04-08"). Under EITF 04-08, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Related to the Company's convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be issued for the conversion spread if the Company's stock price at the end of a quarter exceeds $49.08 per share. The Company adopted EITF 04-08 in the fourth quarter of 2004, and because the Company's average daily stock price for the quarter did not exceed $49.08, there was no impact on the calculation of diluted earnings per share from the adoption of EITF 04-08. For the years ended December 31, 2007, 2006 and 2005, there was additional dilution of approximately 6.4 million shares, 3.0 million shares and 0.9 million shares, respectively, related to the Company's average daily share price exceeding $49.08 during the year.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Derivative and Hedging Activities

Financial Accounting Standards Board Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes.

Comprehensive income

The Company's comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company's proportional share of unconsolidated affiliate's interest rate swaps and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

Stock-based compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under SFAS 123, "Accounting for Stock-Based Compensation". For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

New Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" (SFAS 157), which

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Except for the portion of SFAS 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one additional year, the Company will be required to adopt SFAS 157 in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

Earnings Per Share Proposed Accounting Standard

The FASB previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, "Earnings per Share" ("SFAS 128"), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final statement has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 "if converted" method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity. The revised SFAS 128 exposure draft also contains other EPS computational changes (i.e., treasury stock method

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

considerations) that may have an effect on the Company's diluted earnings per share calculation. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting standard.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST's ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting standard reflects the Company's current estimates based upon the exposure draft in its current form. There may be material differences between these estimates and the actual impact of the standard when issued as final.

3. Significant Business Transactions

Asurion Transactions

  Merger of lock\line and Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary ("lock\line") into a wholly-owned subsidiary of Asurion Corporation ("Asurion"), a privately held company with principal operations in Nashville, Tennessee. The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. The Company received no cash proceeds in connection with the merger. Effective January 1, 2006, the Company began recording 37.4% of Asurion's net income as equity in earnings of unconsolidated affiliates. For financial accounting purposes, the Company treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gains on sale of businesses in DST's 2006 Consolidated Statement of Income. The pre-tax gain was calculated using an estimated fair market value for lock\line of $287 million and has been reduced by a required gain deferral of $31.6 million that results from the Company's 37.4% ownership in the merged entity. Approximately $12.5 million of the deferred gain was amortized primarily over a 15-year life, while the residual was not amortized. For financial accounting purposes, the purchase portion of the acquired interest in Asurion exceeded DST's pro-rata portion of Asurion's stockholders' equity by $174.8 million. As a result, the Company allocated approximately $44.6 million of the excess purchase price to certain identifiable intangibles (net of deferred taxes) that was amortized primarily over a 15-year life. The remaining excess purchase price was allocated to goodwill and was not subject to amortization, but rather on-going impairment tests.

Asurion accounted for the merger as a purchase of lock\line. Asurion performed a purchase price allocation for lock\line using an estimated fair market value of $287 million. The purchase price exceeded the net tangible assets of lock\line by approximately $273 million, of which Asurion allocated approximately $100 million to certain identifiable intangibles that were amortized primarily over a 15-year life. The residual was allocated to goodwill, which is included in the Company's investment in Asurion, and was not subject to amortization, but rather on-going impairment tests.

Asurion provides services related to device protection, data protection and back-up, warranty management and roadside assistance for technology firms in the U.S., Canada and Asia. lock\line provided administrative services for the extended warranty programs of telecommunications carriers, handset replacement programs for wireless carriers and consumer debt protection programs for financial institutions. Vermont Western Assurance, Inc., a single parent captive insurance company

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

owned by DST, wrote reinsurance coverages for insurance programs provided in connection with lock\line's consumer risk transfer programs. Concurrent with the closing of the lock\line merger transaction on January 1, 2006, Vermont Western executed a novation agreement to transfer its telecommunications equipment and extended warranty reinsurance programs to Mill River Re., Ltd., an Asurion owned captive insurance company. This novation agreement was effective January 1, 2006. lock\line related operating revenues for the year ended December 31, 2005, included in the Company's Consolidated Statement of Income, were $164.8 million, including wireless handset underwriting revenues of $40.8 million during the year ended December 31, 2005. Because of the significant continuing involvement as an equity method investment of the Company, the merger of lock\line did not qualify as a discontinued operation. In conjunction with the closing of this transaction, the Company incurred $1.7 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the lock\line.

  Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Asurion also made bonus payments to its vested stock option holders equivalent to their proportionate interest in the dividend, and the related compensation expense allocable to DST's interest in Asurion reduced DST's equity in earnings of Asurion by approximately $12.7 million during the year ended December 31, 2006. In addition, incremental interest costs from the debt incurred to finance the distribution reduced DST's equity in earnings of Asurion by approximately $8.4 million during the year ended December 31, 2006. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST's investment in Asurion was reduced by the amount of the dividend. In the 2006 Statement of Cash Flows, the Company bifurcated the dividend between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million. Equity in earnings of Asurion for the year ended December 31, 2006, excluding both amortization of intangibles recorded by DST and the deferred gain recorded by DST, was used to determine the amount included in cash flows from operating activities.

For income tax purposes, the dividend exceeded Asurion's current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualified for the 80% dividends received deduction and, as a consequence, that portion was taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST's estimated annual effective tax rate. The amount in excess of Asurion's current and accumulated earnings and profits reduced DST's tax basis in Asurion and the amount in excess of basis was reported as gain from the sale of a capital asset. The portion qualifying for the dividends received deduction reduced DST's effective annual tax rate for the year ended December 31, 2006 by approximately $15.7 million, yielding an equivalent net income benefit for the year ended December 31, 2006.

  Gain on Sale of Asurion

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion. In connection with the sale, DST received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million that are expected to be collected prior to June 30, 2008, and DST's equity interest in Asurion has been reduced from

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007. A majority of the cash proceeds received in connection with this transaction were used to pay down the Company's debt and related facilities and to satisfy income tax obligations associated with the sale.

Acquisition of TASS, LLC and Mosiki, LLC

During 2007, DST acquired two businesses for an aggregate of $14.9 million. TASS, LLC ("TASS"), based in Minneapolis, Minnesota, provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000, DST's proprietary mutual fund shareowner accounting and recordkeeping system, to perform these services for its customers. Mosiki, LLC ("Mosiki"), based in Boston Massachusetts, provides professional consulting services and solutions to investment management software customers. TASS and Mosiki are both included in the Financial Services Segment. The acquisition of TASS and Mosiki did not have a material impact on the consolidated financial results of DST during the year ended December 31, 2007. The Company is in the process of integrating the TASS operations with DST's mutual fund service offerings and integrating Mosiki with DST International's investment management software service offerings. DST believes the expansion of its mutual fund and investment management software offerings will provide broader product offerings to existing and new customers.

Both acquisitions were accounted for as a purchase and the results of TASS and Mosiki are included in DST's consolidated financial statements beginning July 31, 2007 and August 9, 2007, respectively. The minimum aggregate purchase price was $14.9 million and $2.3 million of net liabilities were assumed. The purchase price was paid in cash at closing and was funded with available cash balances and existing credit facilities. There are provisions in both acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met, including revenue, operating income and number of subaccounts processed on the subaccounting platform of TA2000, as these operating performance measures are described in the acquisition agreements. As of December 31, 2007, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $34.0 million. Approximately $24 million of that amount would be due in 2011 while the remainder would be paid from 2008 through 2011. DST has preliminarily allocated the total purchase prices for these businesses to the fair values of assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation resulted in approximately $8.9 million of customer relationship intangible assets, $2.8 million of other intangible assets related to proprietary software, tradenames, and non-compete agreements, $5.5 million of goodwill, and $2.3 million of net liabilities assumed. The intangible assets will be amortized over a period ranging from 3-15 years.

Acquisition of DST Health Solutions and Amisys Synertech, Inc.

During 2006 and 2005, DST acquired two healthcare processing businesses that it operates collectively under the name DST Health Solutions ("DSTHS"). DST Health Solutions, Inc., with principal operations based in Birmingham, Alabama, became a subsidiary of DST Systems on April 29, 2005 through an exchange transaction with Computer Sciences Corporation ("CSC"), former parent of the Health Plan Solutions business, whereby DST exchanged its investment in CSC common stock

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

(7.1 million shares) for CSC's Health Plan Solutions business. DST Health Solutions, Inc. acquired Amisys Synertech, Inc. ("ASI") on October 2, 2006. DSTHS inherited ASI's principal operations in Harrisburg, Pennsylvania and international operations in Hyderabad, India. DSTHS is an enterprise software developer, software application services provider and business process outsourcer for the U.S. healthcare industry. The Company believes the expanded DSTHS business will provide broader solution and service offerings to existing and new customers as ASI was also a large provider of healthcare benefit administration solutions supporting health plans, insurance companies and benefit administrators. In addition, the Company believes this acquisition further increases opportunities to leverage DST's AWD and Output Solutions products and services. DSTHS is included in DST's Financial Services Segment.

The exchange value of the CSC shares at closing of the April 29, 2005 transaction was $45.53 per share and DST Health Solutions held $224.6 million of cash at the time of the exchange. Under the terms of the exchange agreement, the DST Health Solutions operating business had a negotiated value of $100.0 million and its assets at closing included additional cash of $224.6 million. For financial reporting purposes, 4.9 million CSC shares were valued at $45.53 (representing the cash element of the DST Health Solutions exchange) while the remaining 2.2 million shares were valued at $43.06 (representing the exchange value of the DST Health Solutions operating business based on the closing price of the CSC common stock on April 29, 2005). Accordingly, for financial reporting purposes, the Company recorded a pretax gain of approximately $76.3 million from the exchange of the CSC shares in the second quarter of 2005, which is included in other income on the consolidated statement of income. The $224.6 million of cash included in the exchange which equates to the 4.9 million shares of CSC common stock has been classified as cash flow from an investing activity on the consolidated statement of cash flows. The DST Health Solutions business received in exchange for 2.2 million shares has been treated as non-cash consideration.

DST Health Solutions paid approximately $136.5 million (net of cash acquired) for ASI and the transaction was accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The acquisition of ASI was immaterial to the 2006 consolidated financial results of DST.

The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition for DST Health Solutions.

(in millions)
Cash	$224.6
Other current assets	26.0
Properties, including proprietary software	22.9
Other non-current assets	0.2
Intangible assets	20.6
Goodwill	52.6

Total assets	346.9
Current liabilities	10.8
Non-current liabilities	16.8

Net assets acquired	$319.3

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

The following table summarizes the allocation of the total purchase price to the fair values of assets acquired and liabilities assumed at the date of the acquisition for ASI.

(in millions)
Cash	$6.3
Other current assets	18.5
Properties, including proprietary software of $26.2 million	38.6
Intangible assets	25.6
Goodwill	88.9
Deferred taxes	17.5
Other non-current assets	4.9

Total assets	200.3

Current portion of long-term debt	3.5
Current liabilities	24.4
Long-term debt	28.6
Non-current liabilities	1.0

Total liabilities	57.5

Net assets acquired	$142.8

Sale of EquiServe, Inc.

On June 17, 2005, the Company completed the sale of its wholly-owned subsidiary, EquiServe, Inc. to Computershare Ltd. ("Computershare") in accordance with the terms of an agreement dated October 20, 2004. Under the terms of the agreement, DST sold all of the shares of EquiServe for $237.1 million in cash and 29.6 million shares of Computershare common stock (approximately 4.9% of Computershare outstanding stock) which shares had a value, based on the closing price of Computershare stock on the closing date of the transaction, of approximately $145.8 million. Under the terms of the October 20, 2004 agreement, the Company continued to provide EquiServe various services including transition data processing support, AWD products and services, Output Solutions services and lost instrument surety bond coverage, for which elements of a portion of the purchase price were deferred. In addition, the Company provided a perpetual sourcecode license for Fairway software to Computershare and agreed to restrict its use of the software. Upon the closing of this transaction, Fairway software was redesignated from software that was developed for internal use in the Company's stock transfer business to software that will be for external use, in accordance with SOP 98-1. As a result, $34 million of Fairway capitalized software costs were removed from the consolidated balance sheet and taken into account in the determination of the $120.4 million pretax gain from the 2005 sale of the EquiServe business. At the time of the sale, EquiServe employed approximately 1,600 employees. The Company recorded operating revenues related to EquiServe of $99.9 million from January 1, 2005 through the date of sale. Due to the ongoing cash flows related to EquiServe for Output Solutions, data center and AWD services, the Company determined that the transaction did not qualify to be reported as a discontinued operation. The $145.8 million of Computershare common stock received by the Company in connection with this acquisition was treated as non-cash consideration for the sale of the EquiServe business. A liability, in the amount of $3.5 million, associated with a significant customer contract which was probable and established at the time of the EquiServe sale was subsequently reversed into Other Income, net during the quarter ended December 31, 2005.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

Sale of the Innovis Entities

On July 1, 2005, the Company completed the sale of the capital stock of its wholly-owned subsidiaries DST Interactive, Inc. and DST Innovis, Inc. (collectively "Innovis Entities") to Amdocs Ltd. ("Amdocs"). The Company received $234.3 million of net cash proceeds from Amdocs and recognized a pretax gain of $153.8 million which is included in Gains on sale of businesses in the consolidated statement of income. The Innovis Entities comprised the Company's Video Broadband/Cable/Satellite TV Customer Care and Billing business. The business, which essentially represented the Company's Customer Management Segment, had approximately 700 employees and recorded operating revenues of $93.9 million from January 1, 2005 through the date of sale. In conjunction with the closing of this transaction, the Company incurred $6.9 million of compensation-related costs associated with the vesting of restricted stock previously granted to employees of the Innovis Entities.

As part of the transaction, DST's subsidiary, DST Output, continued to provide electronic and print/mail services to former customers of the Innovis Entities under a long term contract with Amdocs. Intersegment operating revenues for services provided by the Output Solutions Segment to the Innovis Entities were approximately $24.6 million for the period January 1, 2005 through July 1, 2005. Elements of the purchase price were deferred related to transitional services that were provided to Amdocs. Due to the ongoing cash flows from the Innovis Entities subsequent to the sale, the Company determined that the Innovis Entities transaction did not qualify to be reported as a discontinued operation.

4. Other Balance Sheet Captions

Included in other current assets are the following items (in millions):

	December 31,
	2007	2006
Receivable from Asurion	$39.2	$
Income tax recoverable	29.8
Prepaid expenses	29.6		28.8
Inventories	16.0		17.9
Other	8.9		10.6

Total	$123.5		$57.3

Included in other non-current assets are the following items (in millions):

	December 31,
	2007	2006
Prepaid expenses	$55.4	$60.0
Other	14.7	10.5

Total	$70.1	$70.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Other Balance Sheet Captions (Continued)

Included in other current liabilities are the following items (in millions):

	December 31,
	2007	2006
Customer postage deposits	$48.9	$52.8
Accrued expenses	43.9	57.3
Accrued interest	13.8	14.2
Other	11.5	13.9

Total	$118.1	$138.2

5. Investments

Investments are as follows (in millions):

		Carrying Value December 31,
	2007 Ownership Percentage
		2007	2006
Available-For-Sale Securities:
State Street Corporation	3%	$918.4	$762.7
Computershare Ltd	5%	256.0	207.8
Euronet Worldwide, Inc.	4%	56.5	56.0
Other Available-For-Sale Securities		300.8	245.0

		1,531.7	1,271.5

Unconsolidated Affiliates:
Boston Financial Data Services, Inc.	50%	151.0	120.0
International Financial Data Services, U.K.	50%	57.3	41.8
International Financial Data Services, Canada	50%	24.4	17.8
Argus Health Systems	50%	16.1	13.8
Unconsolidated Real Estate affiliates		62.3	95.9
Other Unconsolidated Affiliates		9.8	34.9

		320.9	324.2

Other:
Trading Securities		51.3	42.9
Held-to-Maturity		3.7	4.4
Private equity fund investments		32.7	4.4

		87.7	51.7

Total Investments		$1,940.3	$1,647.4

State Street Corporation ("State Street") is a financial services corporation that provides banking, trust, investment management, global custody, administration and securities processing services worldwide. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

Company received $9.9 million, $9.0 million and $9.2 million in dividends from State Street during the years ended December 31, 2007, 2006 and 2005, respectively, which have been recorded in other income.

Computershare is a global provider of share registry management/transfer agency services and technology to the global securities industry. Computershare's common stock is listed on the Australian Stock Exchange under ASX: CPU. The aggregate market value of the Company's investment in Computershare's common stock presented above was based on the closing price on the Australian exchange at the respective year-end.

Euronet Worldwide, Inc. ("Euronet") is a leading provider of secure electronic financial transaction solutions. It provides financial payment middleware, financial network gateways, outsourcing and consulting services to financial institutions, retailers and mobile phone operators. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ at the respective year end.

The Company is a limited partner in various private equity funds and classifies these investments as available-for-sale. At December 31, 2007, the Company's carrying value of these private equity fund investments was approximately $32.7 million. At December 31, 2007, the Company had future capital commitments related to these private equity fund investments of approximately $188.7 million.

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2007	2006
Book cost basis	$487.9	$422.5
Gross unrealized gains	1,053.9	850.6
Gross unrealized losses	(10.1)	(1.6)

Market value	$1,531.7	$1,271.5

During 2007, 2006 and 2005, the Company received $58.4 million, $114.3 million and $43.4 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $16.2 million, $20.6 million and $85.2 million and gross losses of $13.6 million, $3.2 million and $3.3 million, were recorded in 2007, 2006 and 2005, respectively, from available-for-sale securities. Included in the gross losses of available-for-sale securities is $10.7 million, $1.0 million and $2.7 million of investment impairments for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2007 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$72.4	$10.0	$0.5	$0.1	$72.9	$10.1

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company's financial position.

Including gross losses of available-for-sale securities, the Company recognized $10.7 million, $1.0 million and $2.7 million of investment impairments for the years ended December 31, 2007, 2006 and 2005, respectively, which the Company believed were other than temporary. The Company also recognized $1.4 million and $1.8 million of investment impairments for the years ended December 31, 2007 and 2005, respectively, based on internal valuations which the Company performed, as a readily available market price was not available. The impairments related primarily to available for sale investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Boston Financial Data Services ("BFDS") is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing and custodial capabilities of State Street to provide full-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contributions plans using the Company's TRAC system and provides non-traded REIT participant accounting services. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2007.

IFDS U.K. is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full, remote and shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2007 is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. IFDS U.K. and other affiliates also have a non-controlling investment interest in Cofunds.

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

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space for the U.S. government. This entity is included with other unconsolidated affiliates, primarily real-estate joint ventures, in other in the table below.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2007	2006	2005
BFDS	$30.9	$26.7	$29.0
IFDS U.K.	13.5	8.7	10.0
IFDS Canada	2.3	4.1	5.5
Argus	2.3	4.7	(0.3)
Asurion	21.9	8.0
Other	(8.3)	(4.5)	0.6

	$62.6	$47.7	$44.8

Earnings for BFDS for the year ended December 31, 2005 include the recognition of an $11.2 million deferred gain resulting from the sale of EquiServe. In 2002, BFDS sold its partial interest in EquiServe to DST and recorded a gain in its stand-alone financial statements. DST deferred its share of the 2002 equity in earnings of BFDS that related to this related party gain transaction. The previously deferred gain was recognized on June 17, 2005 when DST sold EquiServe to Computershare.

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Revenues	$1,703.3	$2,170.0	$813.8
Costs and expenses	1,554.2	2,059.7	758.6
Net income	149.1	110.3	55.2
Current assets	819.2	1,346.9	394.4
Noncurrent assets	895.6	1,281.3	809.8
Current liabilities	619.7	1,011.7	211.1
Noncurrent liabilities	446.9	1,422.1	519.5
Partners' and stockholders' equity	648.2	194.4	473.6

The Company's unconsolidated affiliates had a carrying value of $320.9 million and $324.2 million at December 31, 2007 and 2006, respectively. The Company recognized revenues from these unconsolidated affiliates of $169.9 million, $162.2 million and $158.7 million in 2007, 2006 and 2005, respectively. The Company paid these unconsolidated affiliates $10.9 million, $9.7 million and $29.8 million in 2007, 2006 and 2005, respectively, for products, services and leases. At December 31, 2007 and 2006, the Company's unconsolidated affiliates owed the Company $30.5 million and $71.1 million, respectively, including approximately $3.8 million and $35.5 million of a secured commercial mortgage loan receivable at December 31, 2007 and 2006, respectively, and $6.2 million and $12.5 million of advances at December 31, 2007 and 2006, respectively. Excluding 2007 and 2006 advances under the BFDS promissory note (Note 8), net advances (repayments) to (from) these unconsolidated affiliates were $36.8 million, $(8.2) million and $(10.1) million during 2007, 2006 and 2005, respectively. Net investments in (proceeds from) unconsolidated affiliates were $(28.3) million, $15.0 million and $9.1 million during 2007, 2006 and 2005, respectively. Excluding amounts owed under

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

the BFDS promissory note (Note 8), the Company owed $1.0 million and $0.3 million to unconsolidated affiliates at December 31, 2007 and 2006, respectively.

Goodwill and other intangibles is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. At December 31, 2007 and 2006, goodwill and intangible assets (net of accumulated depreciation) was $2.3 million and $173.8 million, respectively. The Company's investment in Asurion was $171.0 million of the total goodwill and intangible assets at December 31, 2006. Related amortization expense was $0.3 million, $4.1 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

6. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2007	2006
Land	$56.6	$57.7
Buildings	294.2	314.1
Data processing equipment	296.3	280.2
Data processing software	377.1	403.5
Furniture, fixtures and other equipment	368.6	351.7
Leasehold improvements	61.2	62.9
Construction-in-progress	38.5	44.6

	1,492.5	1,514.7
Less accumulated depreciation and amortization	998.4	971.9

Net properties	$494.1	$542.8

At December 31, 2007 and 2006, there were approximately $11.9 million and $15.0 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2007 and 2006, there was approximately $8.2 million and $9.4 million, respectively, of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $127.1 million, $125.4 million and $148.0 million, respectively. Included in depreciation and amortization expense during the year ended December 31, 2005 is an asset impairment charge of $11.6 million related to the Company's wealth management software products which are included in the Financial Services Segment.

During the years ended December 31, 2007 and 2005, the Company recorded gains from the sale of properties in the amount of $12.4 million and $26.0 million, respectively. These gains, which have been included in Costs and expenses on the Consolidated Statement of Income, are primarily attributable to the sale of office buildings and are included in the Investments and Other Segment.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, by Segment (in millions):

	December 31, 2006	Acquisitions	Disposals	Other	December 31, 2007
Financial Services	$155.4	$5.5	$	$(52.4)	$108.5
Output Solutions	9.3			0.1	9.4

Total	$164.7	$5.5	$	$(52.3)	$117.9

	December 31, 2005	Acquisitions	Disposals	Other	December 31, 2006
Financial Services	$152.8	$88.6	$(86.9)	$0.9	$155.4
Output Solutions	9.2			0.1	9.3

Total	$162.0	$88.6	$(86.9)	$1.0	$164.7

As later described in Note 9, the Company adopted a new income tax accounting standard on January 1, 2007. The adoption of this accounting standard resulted in a reduction in goodwill of approximately $52.6 million and intangible assets of approximately $16.5 million that were acquired in the April 2005 acquisition of DST Health Solutions, Inc. The December 31, 2005 balance in the table above includes approximately $86.9 million of goodwill of lock\line that was disposed on January 1, 2006 when lock\line was merged with Asurion. Approximately $73.1 million of consolidated goodwill is tax deductible at December 31, 2007. In the table above, the "other" column primarily represents the effects of foreign currency translation.

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$36.7	$4.6	$45.3	$5.0
Other	3.8	1.4	3.0	2.1

Total	$40.5	$6.0	$48.3	$7.1

As described in Note 3, DST acquired two businesses during 2007. The intangible assets recorded in connection with these 2007 business acquisitions were $8.9 million of customer relationships and $2.0 million of tradenames and non-compete agreements included in the table above and approximately $0.8 million of capitalized software which is classified in properties in the consolidated balance sheet.

Intangible assets at December 31, 2007 primarily represent customer relationships with estimated useful lives ranging from 5 to 16 years. The weighted average amortization period for customer relationships and other intangibles assets is 12.5 years and 6.5 years, respectively. Amortization of intangible assets

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

for the years ended December 31, 2007, 2006 and 2005 was $3.3 million, $4.0 million and $8.4 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2007 is estimated to be $3.8 million for 2008, $3.7 million for 2009, $3.1 million for 2010, $3.0 million for 2011, $2.8 million for 2012 and $18.1 million thereafter. Except for approximately $1.7 million of intangible assets acquired in the ASI transaction on October 2, 2006, substantially all of the remaining intangibles in the above table are tax-deductible.

8. Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2007	2006
Secured promissory notes	$41.5	$36.7
Convertible debentures	839.8	839.9
Revolving credit facilities	51.9	483.2
Related party promissory note	100.0	50.0
Other indebtedness	27.9	31.4

	1,061.1	1,441.2
Less debt due within one year	963.9	948.0

Long-term debt	$97.2	$493.2

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2007 under the real estate notes and equipment notes was $10.2 million and $31.3 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are generally fixed. Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company. The equipment notes are payable in monthly installments. Interest rates are fixed ranging from approximately 4.5% to 5.3% annually. The equipment notes are generally for three years and have maturity dates ranging from February 1, 2009 through January 1, 2011. These promissory notes are secured by the underlying equipment.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15 until August 15, 2010 for the Series A debentures and until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2008, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series A debentures on August 15, 2010 and for purchases of Series B debentures on August 15, 2008, the Company will pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

The debentures are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment. The conversion rights for these debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Because the price of DST's common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of each of the four quarters during the years ended December 31, 2007 and 2006, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during the subsequent quarter. The conversion will be into shares of DST common stock unless the Company timely notifies the converting holder that it will settle in cash or in a combination of cash and DST common stock. During the years ended December 31, 2007 and 2006, DST settled approximately $0.2 million of conversions with cash. As a result of the security holders' right to convert, and DST's stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as current at December 31, 2007 and 2006. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 Consolidated Statement of Income.

The Company has a syndicated line of credit agreement that provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins of 0.625% to 1.125%. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the credit facility is July 1, 2010. The Company was in compliance with all debt covenants at year-end.

During the year ended December 31, 2007, the Company amended its revolving $600 million syndicated line of credit facility to, among other things, (i) allow DST to repurchase or redeem its capital stock in an amount not to exceed $600 million with proceeds received from the Asurion transaction described in Note 3 and (ii) allow a one time addition of $150 million to the $50 million exclusion on real property liens if incurred prior to June 30, 2008.

The Company amended its revolving $600 million syndicated line of credit facility twice during the year ended December 31, 2006. The first amendment (i) subject to certain conditions, allows the Company to request an increase of up to $600 million in the aggregate revolving commitment, and (ii) clarifies that the Company is allowed to use cash and/or the Company's stock to settle both the principal and accrued interest portion of the Company's Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company's stock to settle any conversion premium payable upon any conversion of the Company's Series A and B convertible senior debentures.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

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

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million and matures on September 30, 2008. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. The Company had $2.0 million and $25.0 million borrowed against this credit facility at December 31, 2007 and 2006, respectively.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2007 and 2006, amounts borrowed under this loan were $1.2 million and $19.0 million, respectively. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million at December 31, 2007. There were no borrowings against this foreign revolving credit agreement at December 31, 2007.

The Company entered into a related party promissory note with Boston Financial Data Services, Inc. ("BFDS") on March 1, 2006. The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $100.0 million and $50.0 million at December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, the Company recorded interest expense related to this loan of $4.4 million and $1.9 million, respectively.

Other indebtedness is comprised of debt obligations that the Company assumed in connection with the acquisition of ASI. The indebtedness is payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date for the largest item of the assumed indebtedness is October 2016.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Future principal payments of indebtedness at December 31, 2007 are as follows (in millions):

2008	$963.9
2009	16.8
2010	59.2
2011	3.8
2012	3.4
Thereafter	14.0

Total	$1,061.1

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2007 and 2006. As of December 31, 2007, the market value of the Series A convertible senior debentures was approximately 177% of par value and the market value of the Series B convertible senior debentures was approximately 171% of par value.

9. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2007	2006	2005
U.S.	$1,369.1	$354.5	$688.7
International	20.1	24.0	14.3

Total	$1,389.2	$378.5	$703.0

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$445.4	$98.8	$351.9
State and local	58.3	1.4	49.4
International	10.6	7.7	9.3

Total current	514.3	107.9	410.6

Deferred
Federal	9.8	(0.2)	(113.8)
State and local	1.3	(2.2)	(14.2)
International	(10.9)	0.1	(4.2)

Total deferred	0.2	(2.3)	(132.2)

Total provision for income taxes	$514.5	$105.6	$278.4

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Provision for income taxes using the statutory rate in effect	$486.2	$132.5	$246.0
Tax effect of:
State and local income taxes, net	11.3	(0.5)	22.9
International income taxes, net	(10.9)	(0.6)	0.1
Earnings of U.S. unconsolidated affiliates	(9.3)	(8.8)	(8.1)
Asurion dividends received deduction		(13.8)
Health Solutions nontaxable exchange			(105.5)
Homeland Investment Act Dividend			2.0
Valuation allowance	3.0
Historic preservation tax credits		(8.7)
Uncertain tax positions	35.9	5.1	119.2
Other	(1.7)	0.4	1.8

Total provision for income taxes	$514.5	$105.6	$278.4

Effective tax rate	37.0%	27.9%	39.6%
Statutory federal tax rate	35.0%	35.0%	35.0%

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2007	2006
Liabilities:
Investments in available for sale securities	$(428.1)	$(374.0)
Unconsolidated affiliates and investments	(15.9)	(10.2)
Accumulated depreciation and amortization	(3.5)	(20.5)
Debenture original issue discount	(75.9)	(57.1)

Total deferred tax liabilities	(523.4)	(461.8)

Assets:
Book accruals not currently deductible for tax	25.7	35.1
Deferred compensation and other employee benefits	48.2	37.3
Net operating loss (federal, state and international)	18.9	16.4
Other	15.1	14.5

Total deferred tax assets	107.9	103.3

Valuation allowance, net	(6.6)	(3.6)

Net deferred tax liability	$(422.1)	$(362.1)

The Company has approximately $34.7 million of net operating losses as of December 31, 2007 as a result of the ASI transaction (see Note 3). These net operating losses expire in years 2022 through 2025 and are available to reduce future income taxes. Since these net operating losses were generated prior to the acquisition of ASI, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration.

The Company has approximately $20.0 million of net operating loss carryforwards as of December 31, 2007 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income.

SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes it is more likely than not that state income taxes will not be reduced by net deferred tax assets related to the ASI acquisition, and, accordingly, has recorded a valuation allowance for that amount. In evaluating the realizability of international net operating losses and other deferred tax assets, the Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established a corresponding valuation allowance of $3.5 million.

In the purchase price allocation related to the ASI transaction, a $3.8 million net valuation allowance against state income taxes was recorded. The 2006 reversal of $0.2 million valuation allowance on state income taxes related to ASI reduced goodwill associated with the acquisition. The valuation allowance decreased $0.5 million during the year ended December 31, 2007.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2007, the cumulative amount of such unremitted earnings was $162.6 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2007 and 2006 were $13.0 million and $9.6 million, respectively.

As of December 31, 2007, accumulated undistributed earnings of foreign subsidiaries were $68.4 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. During 2005, the Company repatriated approximately $88.0 million of foreign earnings from the United Kingdom. The Federal and state income tax expense related to the dividend is approximately $2.0 million (net of related foreign tax credits). Notwithstanding this one time repatriation of foreign earnings under the Act, the Company intends to indefinitely reinvest the remaining accumulated undistributed earnings of foreign subsidiaries. As a result, no U.S. tax expense has been provided for the remaining undistributed earnings.

Effective January 1, 2007, DST adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount relates to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price allocation would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.

DST's adoption of FIN 48 resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being reduced to zero, of which $68.2 million (net of related deferred income taxes) resulted in a reduction in previously recorded identified intangibles (including capitalized software) relating to the Company's April 2005 acquisition of DST Health Solutions, and the remainder

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

of $19.3 million was recorded as an increase in stockholders' equity as a cumulative effect of a change in accounting principle adjustment. The reduction in the identified intangibles resulted in a reduction in amortization expense of approximately $5.9 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The reduced amortization will continue in the future, as no identified intangibles remain from the DST Health Solutions acquisition.

Prior to the adoption of FIN 48, the Company classified all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company reclassified approximately $64.0 million of income tax uncertainties that are estimated to take more than 12 months to resolve to non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31, 2007
Balance at beginning of year	$53.8
Additions based on tax positions related to the current year	44.8
Additions for tax positions of prior years	4.6
Reductions for tax positions of prior years	(1.9)
Statute expirations	(0.7)

Balance at end of year	$100.6

Included in the Company's net unrecognized tax benefit at January 1, 2007 and December 31, 2007 are $47.3 million and $78.5 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. Also included in the net unrecognized tax benefit at January 1, 2007 and December 31, 2007 are $3.7 million and $4.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits increased $46.8 million during the year ended December 31, 2007. Included in this change are $45.3 million of tax positions which, if recognized, would affect the effective tax rate. The change is due to additional amounts recorded for increases in uncertain tax positions under FIN 48, partially offset by a favorable resolution of an international income tax issue which resulted in a $3.8 million reduction in income tax expense during the year ended December 31, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had $13.1 million of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $4.2 million during the year ended December 31, 2007 to $17.3 million.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years ended December 31, 1999 through 2001 concluded during 2006. An IRS examination for the tax years ended December 31, 2002 through 2005 began during 2006. As of December 31, 2007, the IRS has not proposed any significant adjustments which would be material to the Company's financial statements. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

In connection with the examination of the Company's 2000 tax return, the IRS is continuing to examine a transaction the Company consummated in that year. At the time the Company completed the transaction, the tax treatment under the Internal Revenue Code was uncertain, and as a consequence, the Company provided income taxes of $14.8 million, the amount of income taxes the Company would be required to pay if the IRS disallowed the reported treatment of the transaction. If the IRS accepts the manner in which the Company has reported this transaction in its return, the Company will reverse the income tax liability of $14.8 million previously provided for this matter, as well as $12.4 million of accrued interest and penalty, as a reduction of income tax expense. In February 2008, the Company and the IRS began having active settlement discussions on this matter. The Company believes that based upon the discussions to date, it is reasonably possible that the matter may be settled during 2008 and that such settlement could be favorable in relation to the Company's recorded liabilities for the matter.

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995. During 2006, the Company reached a settlement with the IRS for claims from 1988 through 1992, and the settlement agreement was then applied to claims from 1993 through 1995. A federal income tax refund was received during 2006 related to this settlement. In addition, a settlement was reached with respect to the Company's refund claims for research and experimentation credits for the years 1996 through 2001. A portion of the federal income tax refund received, in the amount of $1.3 million, was required to be reported as interest income and has been included in other income, net, in the Consolidated Statement of Income during 2006. The income tax effect of this IRS settlement and federal income tax refund during 2006 resulted in an income tax benefit of approximately $4.4 million. Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company's operations after 2001. Income tax expense includes no research and experimentation credit benefits applicable to 2002 through 2004 operations.

In December 2003, the Company consummated an exchange with Janus pursuant to which the Company distributed its wholly-owned subsidiary, OMS, in a transaction which the Company has accounted for as a tax-free exchange under Section 355 of the Internal Revenue Code based on two separate tax opinions (the "Tax Opinions") indicating the Company "should" be entitled to report the transaction as tax-free for federal and state income tax purposes. The Tax Opinions are not binding on the IRS. As a result, it is possible that the IRS could take a position, which is contrary to the Tax Opinions. If the IRS were to take such a contrary position and prevail, then the Company could be required to recognize a gain on the Janus Exchange as if the Company sold the OMS shares for fair market value to Janus. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $104.0 million and would incur federal and state income tax liabilities of approximately $42.0 million. The Company has not provided income taxes and related interest expense in connection with the possibility that the transaction may not be viewed as a tax-free exchange by the IRS.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

The Health Solutions exchange transaction (see Note 3) has been structured to meet the requirements for treatment as a tax-free exchange in accordance with Section 355 of the Internal Revenue Code. The Company received two separate tax opinions at the "more likely than not" level of assurance that the transaction will comply with the provisions of Section 355. The tax opinions are not binding on the IRS. It is possible that the IRS could take a position contrary to the Company's. If the IRS were to take such a contrary position and ultimately prevail, then the Company could be required to recognize a gain on the exchange as if the Company sold the CSC shares at fair market value. The Company estimates, that under those circumstances, it would recognize a tax gain of approximately $283.0 million and would incur federal and state tax liabilities of approximately $111.0 million. Given the size and unique nature of the transaction, and the fact that the tax opinions of the Company's tax advisors have not reached the "should" level of assurance, the Company, for financial accounting purposes, has provided currently payable income taxes for the potential tax. The Company provided income taxes of $32.0 million at the time of the exchange transaction, which, when added to previously recorded deferred taxes provided in accordance with FAS 115, resulted in an $111.0 million accrual for the potential tax. Beginning in 2006, the Company accrued interest, through the Company's tax provision, related to this matter. As promulgated by generally accepted accounting principles, the Company presented this $111.0 million accrual plus accrued interest, net, of $4.2 million, as a current liability in Income Taxes Payable at December 31, 2006, however, management estimated the resolution of this uncertainty could take more than one year. The Company's adoption of FIN 48 during 2007 resulted in a release of previously recorded liabilities for uncertain tax positions related to this transaction. As a result, at December 31, 2007, the Company has presented a liability of $22.1 million plus accrued interest, net, of $2.0 million as a non-current liability, as management estimates the resolution of this uncertainty could take more than one year.

10. Stockholders' Equity

Preferred Stock

The Company has authorized 10 million shares of preferred stock, of which no shares are currently issued or outstanding. However, 0.1 million shares of preferred stock have been designated as Series A Preferred Stock in connection with the Company's rights agreement, the terms of which entitle the holders of the Company's common stock to which the rights are attached to purchase 1/1000ths of a share of Series A Preferred Stock (or in some cases, shares of the Company's common stock, other securities, cash or other assets) at a purchase price of $225 per share.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income	$874.7	$272.9	$424.6
Dilutive securities at unconsolidated affiliates	(1.1)	(0.3)

Net income for dilutive computation	$873.6	$272.6	$424.6

Average common shares outstanding (excluding restricted stock)	60.8	66.1	75.2
Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	9.9	6.0	3.5

Average diluted shares outstanding	70.7	72.1	78.7

Basic earnings per share	$14.38	$4.13	$5.65
Diluted earnings per share	$12.35	$3.78	$5.39

The Company had approximately 60.8 million and 65.7 million shares outstanding at December 31, 2007 and 2006, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of 2.6 million, 2.5 million and 2.7 million at December 31, 2007, 2006 and 2005, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.8 million and 1.7 million for the years ended December 31, 2006 and 2005, respectively. There were no anti-dilutive shares from options to purchase common stock for the year ended December 31, 2007. The Company issued convertible senior debentures (see Note 8) that if converted in the future would have a potentially dilutive effect on the Company's stock. The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds $49.08 per share. During the years ended December 31, 2007, 2006 and 2005 there was additional dilution of approximately 6.4 million shares, 3.0 million shares and 0.9 million shares related to the Company's average daily share price exceeding $49.08.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005
Unrealized gains (losses) on investments:
Unrealized holding gains arising during the period	$179.0	$236.1	$29.4
Proportional share of unconsolidated affiliate interest rate swap	1.6	3.5	(0.9)
Less reclassification adjustments for net gains included in net income	(2.8)	(17.4)	(81.9)
Foreign currency translation adjustments	31.2	21.7	(31.9)
Deferred income taxes	(77.3)	(86.7)	24.1

Other comprehensive income (loss)	$131.7	$157.2	$(61.2)

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2007	2006	2005
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period and proportional share of unconsolidated affiliates' interest rate swaps.	$76.2	$79.9	$(56.1)
Less reclassification adjustments for gains included in net income	(1.1)	(6.8)	(32.0)

Deferred income taxes	$77.3	$86.7	$(24.1)

Stock repurchases

At December 31, 2007, there were approximately 1.9 million shares remaining to be repurchased under the Company's existing share repurchase plan. On January 18, 2008, the Company's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. Under the share repurchase plans, the Company expended $558.5 million for approximately 7.1 million shares, $434.6 million for approximately 7.3 million shares, and $761.0 million for approximately 14.5 million shares during the years ended December 31, 2007, 2006, and 2005, respectively.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company's stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

$61.4 million, $24.8 million and $16.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

At certain times, the Company uses forward stock purchase agreements for the repurchase of its common stock as a means of securing potentially favorable prices for future purchases of its stock. During 2004, 0.7 million shares were purchased by the Company under an agreement that contained provisions allowing the Company to elect a net cash or net share settlement in lieu of physical settlement of shares. In January 2005, the Company entered into a new forward stock purchase agreement that required physical settlement of shares. The shares held under the 2004 forward stock purchase agreement were assumed under the January 2005 forward stock purchase agreement. During June 2005, this forward stock purchase agreement was settled when the Company entered into a promissory note (see Note 8) with a bank. During the year ended December 31, 2005, 2.1 million shares of common stock were purchased under this January 2005 forward stock purchase agreement at an average price of $50.72 per share, and these shares are included in the amount of shares purchased directly by the Company in the preceding paragraph.

The Company had 34.5 million and 29.6 million shares of common stock held in treasury at December 31, 2007 and 2006, respectively.

Share-Based Compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Both of these share-based compensation plans have been approved by the Company's Board of Directors and shareholders. The DST Systems, Inc. 2005 Equity Incentive Plan (the "Employee Plan") and the DST Systems, Inc. 2005 Non-Employee Directors' Award Plan (the "Directors' Plan") became effective on May 10, 2005. The term of both the Employee Plan and the Directors' Plan is from May 10, 2005 through May 9, 2015.

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("1995 Plan"). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) 201,714 shares, the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2007, approximately 5.9 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2007, approximately 276,000 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, share-based compensation has been included in pro forma disclosures in the financial statement notes in prior periods as required under SFAS 123, "Accounting for Stock-Based Compensation." For restricted stock awards granted prior to January 1, 2006, the Company expensed the grant date fair value of these awards using the straight-line method over the service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective application transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, the historical consolidated financial statements of the Company have not been adjusted. Instead, SFAS 123R has been applied to new awards granted by the Company after January 1, 2006 and any portion of awards that were not fully vested on January 1, 2006. At January 1, 2006, the Company had unvested stock option awards with remaining unvested grant date fair value of approximately $0.8 million. These stock option awards were substantially vested at December 31, 2006. Upon adoption of SFAS 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation costs related to awards that are not expected to vest. In measuring compensation costs for outstanding restricted stock awards, the Company determined that the adjustment to record estimated forfeitures as of January 1, 2006 was $1.4 million. This amount was included as a reduction to costs and expenses during the year ended December 31, 2006.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

The following table illustrates the effect on net income and earnings per share, for the year ended December 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation related to all awards (in millions, except per share amounts):

		Year Ended December 31, 2005
Net income:	As reported	$424.6
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported		21.9
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards		(24.8)

Net income	Pro forma	$421.7

Basic earnings per share:	As reported	$5.65
	Pro forma	$5.63
Diluted earnings per share:	As reported	$5.39
	Pro forma	$5.42

The Company did not issue any stock option awards during the three years ended December 31, 2007. The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statement of Cash Flows. For the year ended December 31, 2005, approximately $21.6 million of income tax benefits resulting from stock option exercises were included in operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $27.4 million and $10.2 million were classified as a financing cash inflow during the years ended December 31, 2007 and 2006, respectively. Cash proceeds from options exercised for the years ended December 31, 2007, 2006 and 2005 were $112.3 million, $57.3 million and $97.3 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

As discussed, the Company adopted SFAS 123R on January 1, 2006 using the modified prospective application transition method. For share based awards that were partially or fully vested upon adoption of SFAS 123R, the Company excludes the impact of pro-forma deferred tax assets (the potential windfalls or shortfalls that would be recognized in the consolidated financial statements upon exercise of the award) when calculating the assumed proceeds under the treasury stock method for determining the denominator for diluted earnings per share.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2004	14.3	$38.23
Granted
Exercised	(3.2)	30.68		$70.0
Forfeited or Expired	(0.5)	53.81

Outstanding at December 31, 2005	10.6	39.89
Granted
Exercised	(1.7)	34.22		43.9
Forfeited or Expired

Outstanding at December 31, 2006	8.9	40.84
Granted
Exercised	(2.8)	39.92		108.4
Forfeited or Expired

Outstanding at December 31, 2007	6.1	$41.27	3.7	$249.9

Exercisable at December 31, 2007	6.0	$41.25	3.7	$247.8

The Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants. Subject to early lapsing and forfeiture provisions, the restrictions on shares granted to participants lapse on November 10, 2009 and January 31, 2010. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions and for special employee recognition purposes. The restrictions on shares granted after November 2004 also lapse on November 10, 2009, except for approximately 0.1 million of shares granted during 2007 whose restrictions lapse by December 31, 2012. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2007 and 2006 is 2.6 million and 2.5 million, respectively.

Approximately 0.1 million of restricted shares granted during 2007 contain both service and performance features based on achieving certain operating performance measures. The grant date fair value of these awards was approximately $10.6 million. The Company is amortizing these grants on a straight-line basis over the five year service period assuming full achievement of the required performance feature of the award. The Company will continue to monitor and evaluate its assumptions over the performance period.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2004	2.8	$47.19
Granted	0.3	48.73
Vested	(0.2)	47.17
Forfeited	(0.2)	47.21

Non-vested at December 31, 2005	2.7	47.33
Granted	0.1	60.92
Vested	(0.1)	46.95
Forfeited	(0.2)	47.63

Non-vested at December 31, 2006	2.5	48.01
Granted	0.3	77.39
Vested	(0.1)	47.62
Forfeited	(0.1)	48.07

Non-vested at December 31, 2007	2.6	$50.79

The fair value of restricted stock awards which vested during the years ended December 31, 2007, 2006 and 2005 was $3.6 million, $5.5 million and $8.0 million, respectively. At December 31, 2007 and 2006, the Company had $58.1 million and $71.7 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures. Amortized compensation expense for the years ended December 31, 2007, 2006 and 2005 was $27.8 million, $24.2 million and $34.6 million, respectively. The 2005 amount includes approximately $6.9 million of amortization expense associated with accelerated vesting of these awards in connection with the sale of the Innovis Entities. The 2006 amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $28.1 million for 2008, $24.9 million for 2009, $3.1 million for 2010 and $1.0 million each for 2011 and 2012. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan ("ESPP") provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2007, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

The fair value of purchase rights granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: expected option term of 1.0 year, volatility of 16.6%, dividend yield of 0% and risk-free interest rate of 4.4%.

Rights plan

The Company is party to a Stockholders' Rights Agreement (the "Rights Plan") dated as of October 10, 2005, which replaced the October 6, 1995 Rights Plan, as amended. Pursuant to the terms of the Rights Plan, each share of the Company's common stock held of record on October 18, 2005 has received one Right. Each Right entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock, or in some circumstances, shares of the Company's Common Stock, other securities, cash or other assets, at a purchase price of $225 per share, subject to certain adjustments. Under certain circumstances, the Company may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock (each such person or group of affiliated or associated persons referred to herein and in the Rights Agreement as an "Acquiring Person"), or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person, unless the Board of Directors sets a later date in either event. The Rights attached to the stock of an Acquiring Person become void.

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

11. Accounts Receivable Securitization Program

On May 24, 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 22, 2008 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the portion of the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Accounts Receivable Securitization Program (Continued)

receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the consolidated balance sheet. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the consolidated balance sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. Management believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $70.0 million. Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $1,097.6 million from May 24, 2007 (inception date) through December 31, 2007. A $17.4 million retained interest in the receivables partially sold is included in accounts receivable on the consolidated balance sheet at December 31, 2007. The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant from the inception date of the securitization program through December 31, 2007.

12. Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contributions under these plans totaled $41.0 million, $37.7 million and $36.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Included in the 2007 plan costs was a $4.3 million charge related to the partial termination of certain non-qualified deferred compensation plans for senior management and certain highly compensated employees. Amounts deferred under these plans were approximately $46.5 million and $46.0 million at December 31, 2007 and 2006, respectively.

13. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2007	2006	2005
Interest paid during the year	$58.1	$62.1	$62.4
Income taxes paid during the year	446.5	114.8	243.2

The Company purchased approximately $1.1 million, $8.0 million and $11.0 million of marketable securities under a margin loan with a regulated broker\dealer during the years ended December 31, 2007, 2006 and 2005, respectively. The Company purchased $26.1 million and $15.7 million of

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Supplemental Cash Flow Information (Continued)

equipment with a promissory note during the years ended December 31, 2007 and 2006, respectively. Additional non-cash items occurring during the year ended December 31, 2005 are described in Note 3 related to the sale of EquiServe, Inc. and the DST Health Solutions exchange transaction, and in Notes 8 and 10 related to the Company's repurchase of shares of the Company's stock with debt.

14. Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 14 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $51.7 million, $55.7 million and $70.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company's Output Solutions Segment is required to make contingent rental payments under certain operating lease obligations related to usage of the underlying printing equipment. Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $8.3 million, $7.2 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has letters of credit of $3.3 million and $21.0 million outstanding at December 31, 2007 and 2006, respectively. Letters of credit are secured by the Company's debt facility.

As disclosed in Note 5, the Company has future capital commitments related to its private equity fund investments.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2007 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a $10.0 million line of credit provided to a 50% owned real estate joint venture. The line of credit becomes due and the Company's

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

guarantee thereof expires on June 16, 2009. At December 31, 2007, total borrowings against the line of credit were $5.7 million.

The Company entered into an agreement to guarantee $1.0 million (which, in the event a certain debt service coverage ratio requirement is not met, will increase to $2.0 million) plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2007, total borrowings on the loan were $28.4 million and the Company's guarantee totaled $1.0 million.

The Company is a 50% partner in a limited purpose real estate joint venture. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The project was substantially completed in fourth quarter 2006 and became fully leased in 2007. The project was financed with $315.4 million of non-recourse insured bonds (issued June 2004) with the remaining funding from equal equity contributions from the Company and its real estate joint venture partner. At December 31, 2007, the Company and its joint venture partner had each contributed $28.5 million of equity for the project. The letters of credit associated with this project were terminated in August 2007.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships. The agreements generally provide that the Company or the other party has the option to establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and to submit an offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to purchase, or to elect to purchase the offering party's interest at the offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive or elect to pay in the event this option becomes operable; however, the amount could be material.

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2008	$963.9	$16.2	$17.7	$8.9	$1,006.7
2009	16.8	8.4	17.9	3.2	46.3
2010	59.2	6.5	3.1	1.9	70.7
2011	3.8	4.4	2.7		10.9
2012	3.4	3.3	1.2		7.9
Thereafter	14.0	14.6	0.7		29.3

Total	$1,061.1	$53.4	$43.3	$14.0	$1,171.8

Debt includes secured promissory notes, convertible debentures, revolving credit facilities, related party promissory notes and other indebtedness described in Note 8 above.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

The Company's other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees		Total
2008	$3.3	$		$3.3
2009			2.9	2.9
2010			2.0	2.0

Total	$3.3		$4.9	$8.2

In addition to the guarantees entered into as mentioned above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company's liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

The Company has entered into agreements with certain third parties, including banks and escrow agents that provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers. Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

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

At December 31, 2007 and 2006, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

15. Segment and Geographic Information

The Company's operating business units offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions). In addition, investments in equity securities, private equity investments and certain financial interests, and the Company's real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment. Prior to

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Segment and Geographic Information (Continued)

July 1, 2005, the Company had an additional operating segment (Customer Management) which was essentially comprised of the Innovis Entities. The Customer Management Segment provided customer management, billing and marketing solutions to the video/broadband/cable/satellite TV industry. The Innovis Entities were sold on July 1, 2005.

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

	Year Ended December 31, 2007
	Financial Services	Output Solutions	Investments/ Other	Eliminations		Consolidated Total
Operating revenues	$1,127.0	$555.1	$13.3	$		$1,695.4
Intersegment operating revenues	7.6		49.8		(57.4)
Out-of-pocket reimbursements	65.0	542.0	0.4		(0.3)	607.1

Total revenues	1,199.6	1,097.1	63.5		(57.7)	2,302.5
Costs and expenses	831.0	1,026.2	28.5		(57.7)	1,828.0
Depreciation and amortization	81.9	39.6	9.1			130.6

Income from operations	286.7	31.3	25.9			343.9
Other income, net	4.8		40.2			45.0
Gain on sale of Asurion	998.0					998.0
Equity in earnings (losses) of unconsolidated affiliates	72.8		(10.2)			62.6

Earnings before interest and income taxes	$1,362.3	$31.3	$55.9	$		$1,449.5

	Year Ended December 31, 2006
	Financial Services	Output Solutions	Investments/ Other	Eliminations		Consolidated Total
Operating revenues	$1,005.0	$535.9	$15.3	$		$1,556.2
Intersegment operating revenues	6.2		48.1		(54.3)
Out-of-pocket reimbursements	60.8	619.2	0.5		(0.9)	679.6

Total revenues	1,072.0	1,155.1	63.9		(55.2)	2,235.8
Costs and expenses	699.7	1,116.4	39.7		(55.2)	1,800.6
Depreciation and amortization	83.1	34.5	12.3			129.9

Income from operations	289.2	4.2	11.9			305.3
Other income, net	12.0	0.1	37.9			50.0
Gain on sale of business	52.8					52.8
Equity in earnings (losses) of unconsolidated affiliates	52.1		(4.4)			47.7

Earnings before interest and income taxes	$406.1	$4.3	$45.4	$		$455.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Segment and Geographic Information (Continued)

	Year Ended December 31, 2005
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

Earnings before interest and income taxes in the segment reporting information above less interest expense of $60.3 million, $77.3 million and $66.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Revenues(1):
U.S.	$2,004.7	$2,003.6	$2,304.9
U.K.	176.4	128.5	105.1
Canada	44.9	33.1	29.6
Australia	30.2	26.5	31.6
Others	46.3	44.1	43.9

	$2,302.5	$2,235.8	$2,515.1

(1)    Revenues are attributed to countries based on location of the client.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Segment and Geographic Information (Continued)

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2007	2006
Financial Services	$1,770.9	$2,332.9
Output Solutions	187.1	374.4
Investments and Other	1,651.7	2,174.8
Eliminations	(213.8)	(1,763.0)

	$3,395.9	$3,119.1

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2007	2006
Long-lived assets:
U.S.	$480.0	$529.6
U.K.	61.9	67.2
Canada	14.6	14.1
Others	7.7	2.4

	$564.2	$613.3

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

		Year Ended December 31, 2007
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues		$426.2	$417.2	$419.5	$432.5	$1,695.4
Out-of-pocket reimbursements		159.1	149.8	153.3	144.9	607.1

Total revenues		585.3	567.0	572.8	577.4	2,302.5
Cost and expenses		475.8	445.5	463.4	443.3	1,828.0
Depreciation and amortization		29.9	31.6	34.1	35.0	130.6

Income from operations		79.6	89.9	75.3	99.1	343.9
Interest expense		(18.2)	(19.4)	(11.6)	(11.1)	(60.3)
Other income, net		12.8	13.9	14.9	3.4	45.0
Gain on sale of Asurion				996.3	1.7	998.0
Equity in earnings of unconsolidated affiliates		24.8	22.5	5.4	9.9	62.6

Income before income taxes		99.0	106.9	1,080.3	103.0	1,389.2
Income taxes		33.6	34.1	407.5	39.3	514.5

Net income		$65.4	$72.8	$672.8	$63.7	$874.7

Average common shares outstanding		63.1	61.6	59.9	58.8	60.8
Basic earnings per share		$1.04	$1.18	$11.24	$1.08	$14.38	(1)
Average diluted shares outstanding		71.8	71.8	69.9	69.4	70.7
Diluted earnings per share		$0.90	$1.01	$9.62	$0.92	$12.35	(1)
Common stock price ranges:	High	$75.88	$84.33	$85.99	$88.23	$88.23
	Low	$63.05	$76.12	$73.38	$80.28	$63.05

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2007 quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Financial Data (Unaudited) (Continued)

		Year Ended December 31, 2006
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues		$382.7	$380.5	$373.7	$419.3	$1,556.2
Out-of-pocket reimbursements		193.3	190.0	149.8	146.5	679.6

Total revenues		576.0	570.5	523.5	565.8	2,235.8
Cost and expenses		477.3	469.8	417.7	435.8	1,800.6
Depreciation and amortization		29.3	30.9	29.4	40.3	129.9

Income from operations		69.4	69.8	76.4	89.7	305.3
Interest expense		(29.5)	(16.3)	(14.0)	(17.5)	(77.3)
Other income, net		24.5	5.0	10.2	10.3	50.0
Gain on sale of business		52.8				52.8
Equity in earnings (losses) of unconsolidated affiliates		16.1	18.3	(2.3)	15.6	47.7

Income before income taxes		133.3	76.8	70.3	98.1	378.5
Income taxes		51.6	21.3	15.6	17.1	105.6

Net income		$81.7	$55.5	$54.7	$81.0	$272.9

Average common shares outstanding		67.9	67.1	66.3	63.3	66.1
Basic earnings per share		$1.20	$0.83	$0.83	$1.28	$4.13	(1)
Average diluted shares outstanding		73.4	73.0	72.0	70.1	72.1
Diluted earnings per share		$1.11	$0.76	$0.76	$1.15	$3.78	(1)
Common stock price ranges:	High	$61.60	$63.23	$63.01	$63.89	$63.89
	Low	$55.75	$55.31	$55.50	$60.97	$55.31

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

As of the end of the fiscal year for which this annual report on Form 10-K is filed, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 1.01, "Entry into a Material Definitive Agreement," and Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers."

Employment and Restricted Share Agreements with Thomas Abraham

On February 22, 2008, the Board approved the incentive and other compensation for 2007 for Company executive officers, and it became determinable that Thomas Abraham, Chief Executive Officer of DST International, Limited, a wholly-owned subsidiary of the Company, would become a named executive officer in the Company's proxy statement for its 2008 Annual Stockholders' Meeting. The Company's wholly-owned subsidiary, DST Technologies, Inc., and Mr. Abraham are parties to an Employment Agreement dated February 12, 2007 (the "Employment Agreement"), which the

Committee has approved. The following description is a brief summary of the material terms and conditions of the Employment Agreement. This summary is not intended to be complete, and is qualified in its entirety by reference to the Employment Agreement attached to this Form 10-K as Exhibit 10.30.

The Employment Agreement provides for employment at a stated base salary for Mr. Abraham, subject to upward adjustment by the Compensation Committee (the "Committee"). The Employment Agreement is effective through February 1, 2010, unless earlier terminated as provided in the Employment Agreement.

The Employment Agreement provides for fringe benefits applicable to other senior executives at DST; participation in the Company's incentive, savings, retirement, and welfare benefit plans; paid vacation of at least four weeks per year; certain bonus opportunities; and certain expatriate benefits, such as a housing allowance, an education allowance for Mr. Abraham's three children, and other benefits related to Mr. Abraham's assignment to work in the United Kingdom during the term of the Employment Agreement.

Mr. Abraham may terminate his Employment Agreement voluntarily at any time. The Company has no further obligations under the Employment Agreement after a voluntary termination other than to pay Mr. Abraham: 1) any earned, accrued and unpaid salary within 30 days of the termination, and 2) any other benefits to which Mr. Abraham is entitled under employee benefit plans in which he is a participant. If the Company terminates the Employment Agreement without cause, Mr. Abraham would receive severance pay equal to 24 months' base salary and certain benefits, including a reimbursement of COBRA health insurance, and, if the COBRA period has expired, a reimbursement of the cost of premiums for comparable coverage over the separation pay period, only so long as a new employer has not made comparable coverage available. The Company may terminate the Employment Agreement for cause immediately upon notice to Mr. Abraham. The Employment Agreement contains certain non-solicitation and non-compete covenants in effect for a two-year period after Mr. Abraham's termination of employment.

The Employment Agreement also governs employment of Mr. Abraham after a Company "Change in Control" (as that term is defined in the Employment Agreement). Upon a Change in Control, Mr. Abraham would be entitled for a three-year period following the Change in Control to continued employment at the executive capacity and salary at the level in effect on the date of a Change in Control and to participation in incentive compensation plans and certain other benefit plans. In addition, with respect to unfunded employer obligations under certain benefit plans, Mr. Abraham would be entitled to receive within five days of the Change in Control full payment in cash of all amounts to which he is entitled thereunder. If the Company terminates the employment of Mr. Abraham after the Change in Control date other than "for cause" or if he resigns for "good reason" (each term as defined in the Employment Agreement), Mr. Abraham is entitled to a cash severance payment based on his salary over the remainder of the three-year period, to certain continued benefits for the remainder of the three-year period or a payment based thereon, and to a payment based on the assumption that annual incentive goals were achieved at a specified level for the remainder of the three-year period.

The Employment Agreement provides for relief in certain circumstances if any payment or other benefit received by Mr. Abraham constitutes a "Parachute Payment" under Section 4999 of the Internal Revenue Code.

The parties agree to the postponement of benefits and to amend the Employment Agreement if the benefits thereunder would trigger certain consequences under Section 409A of the Internal Revenue Code.

Mr. Abraham received in connection with the commencement of his employment, a grant of 45,000 shares of restricted shares under the 2005 Equity Incentive Plan. The grant is subject to the terms and conditions of a Restricted Shares Award Agreement between the Company and Mr. Abraham, dated February 22, 2007 (the "Abraham RSA Agreement"). The following description is a brief summary of the material terms and conditions of the RSA Agreement. This summary is not intended to be complete, and is qualified in its entirety, except as otherwise stated below, by reference to the form of Restricted Shares Award Agreement included as Exhibit 10.1 to the Form 8-K filed by the Company on October 29, 2004, and the form of First Amendment to the Restricted Stock Award Agreement filed as Exhibit 10.3 to the Form 8-K filed by the Company on March 4, 2005, both of which are incorporated herein by reference.

Subject to early lapsing and forfeiture provisions, the restrictions on the shares received by Mr. Abraham will lapse on January 31, 2010. The RSA Agreement does not make the lapse of these restrictions on the shares subject to achieving an earnings per share goal to be set by the Compensation Committee as does the form of the Restricted Share Award Agreement, as amended.

The restrictions will lapse upon Mr. Abraham's death or disability or upon a termination without cause of the Mr. Abraham's employment on the date of and in connection with a business unit divestiture. If Mr. Abraham reaches age 60 and retires, if Mr. Abraham is terminated without cause as part of a reduction in force, or upon a "Change in Control" (as defined in the Abraham RSA Agreement), the restrictions will lapse for a pro rata number of shares. In the event of a Change in Control, the restrictions will lapse for the remaining shares if within three years following the date of the Change in Control, a "Termination Without Cause" (as defined in the Abraham RSA Agreement) or a "Resignation for Good Cause" (as defined in the Abraham RSA Agreement) occurs.

Except as provided in the immediately preceding paragraph, the shares will be forfeited to the Company without the payment of consideration upon termination of employment. The shares must also be forfeited if Mr. Abraham violates any of the noncompete, nonuse or nondisclosure provisions of the RSA Agreement. Prior to the release of restrictions, the grantee may not dispose of the shares of restricted stock except under certain limited circumstances.

Special Plan Contribution to Certain Officers

On February 22, 2008, the Board of the Company effected a special contribution to participants in the Supplemental Executive Retirement Plan ("SERP"), a nonqualified deferred compensation plan. The Company previously disclosed on a Form 8-K filed by the Company on October 4, 2007, that it would make the special contribution in connection with a partial termination of the SERP and a previous excess ERISA plan. Jonathan Boehm and Robert Tritt were named executive officers in DST's 2007 Annual Meeting Proxy Statement, and neither officer will be a named executive officer in DST's 2008 Annual Meeting Proxy Statement. Mr. Boehm received a special contribution of $210,339.51, and Mr. Tritt received a special contribution of $281,733.52. Each officer will receive his account balances in a single lump sum cash payment on or about March 14, 2008, and will no longer be eligible to receive contributions in the SERP for plan years after 2007.

Restricted Stock Award Agreement with Steven Towle

On February 22, 2008, the Compensation Committee approved the Restricted Shares Award Agreement (the "Towle RSA Agreement") dated February 22, 2008 (the "Grant Date") between the Company and Steven Towle, Chief Executive Officer of DST Output, LLC ("DST Output").

Mr. Towle received a grant of 11,400 shares of restricted stock (the "Shares") in connection with his participation in the Incentive Award Program established for DST Output under the 2005 Equity Incentive Plan. The following description is a brief summary of the material terms and conditions of the Towle RSA Agreement. This summary is not intended to be complete, and is qualified in its entirety by reference to the Towle RSA Agreement attached to this Form 10-K as Exhibit 10.31.

Subject to forfeiture and to provisions resulting in a pro rata lapse of restrictions in limited circumstances, the restrictions on the Shares received by Mr. Towle will lapse on the date of the first regular Compensation Committee meeting in 2009, 2010 or 2011 (the "Release Date") at which the Committee certifies the achievement of a DST Output operating margin percentage hurdle established by the Committee on February 22, 2008 to be met for any of fiscal years 2008, 2009 and 2010. The Shares shall be forfeited on the date of the first regular Committee meeting in 2011 if the Committee has not certified achievement of the operating margin goal for the preceding fiscal year at any of the first regular Committee meetings in 2009, 2010 or 2011.

Restrictions are not released upon a "Resignation for Good Reason" (as defined in the Towle RSA Agreement) following a "Change of Control" (as defined in the Towle RSA Agreement) or upon the death or disability of Mr. Towle. Instead, if any of these events occur, the restrictions will lapse on a pro rata basis but only if, and on the date that, Margin Goal achievement is certified for 2008, 2009 or 2010. The pro rata number of Shares is determined by dividing the 11,400 Shares granted to Mr. Towle by the number of months elapsed from the Grant Date to December 31 of the year for which the goal was achieved, and then multiplying the quotient by the number of months elapsed from the Grant Date to the date of the Resignation for Good Reason following a Change of Control or the date of disability or death. The pro rata calculation shall include (a) the calendar month of the Grant Date if such date is prior to the 16th day of such month, (b) the calendar month of the Release Date if such date is subsequent to the 15th day of such month, and (c) the calendar month in which the triggering event occurred if such event occurred subsequent to the 15th day of such month.

Except for such pro rata vesting, the Shares are immediately forfeited if Mr. Towle is not continuously employed by DST Output from the Grant Date through the Release Date. Mr. Towle also forfeits the Shares if he violates any of the noncompete, nonuse or nondisclosure provisions of the Towle RSA Agreement. Prior to the release of restrictions, Mr. Towle may not dispose of the Shares except under certain limited circumstances.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 13, 2008 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007.

(a)
Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "The Board of Directors" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)
Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers and Significant Employees of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)
Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading "Corporate Insiders and Significant Shareholders—Insider Disclosures" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)
Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to directors, officers (including, among others, the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.dstsystems.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that apply to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

(e)
Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 407(d)(4) and (d)(5) of Regulation S-K under the heading "The Board of Directors" and the subheading "Audit Committee" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(f)
Certain Executive Officer Certifications

DST's common stock is listed on the NYSE. As a result, DST's Chief Executive Officer is required to make and he has made on May 8, 2007, the CEO's Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company is also disclosing, as required by such Listed Company Manual section, that it has filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.    Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the sections "Non-Employee Director Compensation", "Compensation Discussion and Analysis", "Named Officer Compensation", "Corporate Insiders and Significant Shareholders—Insider Disclosures", "Compensation Committee Report", and "Board Committee Matters and Reports—Compensation Committee" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading "Corporate Insiders and Significant Shareholders—Beneficial Ownership" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2007 about the Company's common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company's common stock issued under all of the Company's equity compensation plans existing as of December 31, 2007, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2007		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2007 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	6,140,070	(1)	41.26	(1),(2)	6,208,228	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP")	None		None		589,844	(4)
Equity compensation plans not approved by shareholders	None		None		None

(1)
The number shown does not include:

•
Options to purchase DST common stock outstanding as a result of options assumed by the Company issued under several option plans of USCS International, Inc. ("USCS"), which is currently named DST Systems of California, LLC. The Company acquired DST Systems of California, LLC on December 21, 1998. The number of securities that could be issued upon the exercise of USCS assumed options outstanding as of December 31, 2007 was 1,860, and the weighted average exercise price of such options is $13.21. As the Company assumed only USCS options, not the USCS option plans, no securities remained available for issuance under such plans after December 21, 1998.

•
Restricted DST common stock issued under the DST Systems, Inc. 2005 Equity Incentive Plan, formerly, the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("Award Plan"). The number of shares of restricted stock that have issued under such plan as of December 31, 2007, and prior to forfeitures and vesting, is 4,206,889.

•
Restricted DST common stock issued under the DST Systems, Inc. 2005 Non-Employee Directors' Award Plan (the "Directors' Plan"). The number of shares of restricted stock that have issued under such plan as of December 31, 2007, and prior to vesting, is 24,022.

•
Service awards of common stock issued under the Award Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares that have issued under such plan as of December 31, 2007 is 13,075. The average grant price of shares granted as service awards during 2007 was $80.57.

•
Securities available under the DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP"). Information on the ESPP, which was approved by stockholders and has been suspended, is shown separately below in Note 4.

(2)
Column A includes securities to be issued at a future date as deferred compensation in connection with the elimination of the reload feature of stock options. Although the shares have not yet issued, this number includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

(3)
These are the shares available for issuance in connection with the granting of shares, dividend equivalents, annual incentive awards, options (non-qualified and incentive stock options), stock appreciation rights, limited stock appreciation rights, restricted stock, performance units, restricted stock units and deferred stock, anniversary service awards, substitute awards or any other right, interest or option relating to shares of the Company's common stock granted pursuant to either the provisions of the Award Plan or of the Directors' Plan.

(4)
The ESPP has been suspended and no shares were issued for the 2007 plan year. The suspension will continue until otherwise determined by the Compensation Committee of the Company's Board of Directors. The number shown is the number available for issuance should the Committee lift the suspension.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 and Item 407(a) of Regulation S-K under the headings "Corporate Insiders and Significant Shareholders—Insider Disclosures" and "The Board of Directors—Independence and Accessibility" in the Company's Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.    Principal Accountant Fees and Services

The information set forth in response to Item 9(e) of Schedule 14A under the heading "Independent Registered Public Accounting Firm" in the Company's Definitive Proxy Statement is incorporated herein by reference in response to this Item 14.

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

The consolidated financial statements consist of the following:

•
Consolidated Balance Sheets as of December 31, 2007 and 2006;

•
Consolidated Statement of Income for the three years ended December 31, 2007;

•
Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2007;

•
Consolidated Statement of Cash Flows for the three years ended December 31, 2007.

•
Notes to Consolidated Financial Statements

(2)
Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

  (3)
  List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2.     Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	The Company's Agreement and Plan of Merger, dated September 2, 1998, (the "1998 Agreement and Plan of Merger") by and among DST Systems, Inc., DST Acquisitions, Inc. and USCS International, Inc, which is attached as Exhibit 2 to the Company's Registration Statement on Form S-4 dated November 20, 1998 (Registration File No. 333-67611) ("S-4"), is hereby incorporated by reference as Exhibit 2.1.
2.2
The Agreement and Plan of Merger, dated October 27, 2005, among the Company, DST lock/line, Inc. Asurion Corporation and Cardinal Corporation, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2005 (the "2005 Agreement and Plan of Merger"). (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.2.

3.     Articles of Incorporation and by-laws

3.1.1	The Company's Amended Delaware Certificate of Incorporation, as restated, which is attached as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the "IPO Registration Statement"), is hereby incorporated by reference as Exhibit 3.1.l.
3.1.2
The Company's Certificate of Amendment of Certificate of Incorporation, dated May 9, 2000, which is attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated May 15, 2000 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.2.

3.1.3
The Company's Certificate of Amendment of Certificate of Incorporation, dated May 11, 2004, which is attached as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q dated August 9, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 3.1.3.
3.2
The Company's Amended and Restated By-laws, dated February 26, 2004, which is attached as Exhibit 4.7 to the Company's Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (Registration File No. 333-109130) , is hereby incorporated by reference as Exhibit 3.2.

4.     Instruments defining the rights of security holders, including indentures

4.1	The Certificate of Designations, dated October 16, 1995, establishing the Series A Preferred Stock of the Company, which is attached as Exhibit 4.3 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 4.1.
4.2
The summary of the preferred stock purchase rights set forth in the Company's Registration Statement on Form 8-A, dated November 15, 1995, in connection with the listing of the preferred stock purchase rights on the New York Stock Exchange (the "Form 8-A") (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.2.
4.3.1
The Rights Agreement by and between the Company and EquiServe Trust Company, N.A. (currently, Computershare Trust Company, N.A.), dated October 10, 2005 ("Rights Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.1.
4.3.2
The Assignment, Acceptance and Consent, dated as of November 7, 2001, among the Company, State Street Bank and Trust Company, and Computershare Trust Company, N.A. (previously EquiServe Trust Company, N.A.), which is attached as Exhibit 4.3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.2.
4.4
The description of the Company's common stock, par value $0.01 per share, set forth in the Company's Registration Statement on Form 8-A, dated October 30, 1995 (Commission File No. 1-14036), as amended by the Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.
4.5	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1.1, as amended by Exhibits 3.1.2 and 3.1.3, are hereby incorporated by reference as Exhibit 4.5.
4.6	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2 are hereby incorporated by reference as Exhibit 4.6.
4.7
The Indenture, dated August 12, 2003, between the Company and JPMorgan Chase Bank, as Trustee, under which debentures were issued, which is attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036) (the "Indenture"), is hereby incorporated by reference as Exhibit 4.7.
4.8
The Registration Rights Agreement, dated August 12, 2003, between the Company and Citigroup Global Markets Inc. and Banc of America Securities LLC, as representatives of the several initial purchasers in connection with the private offering of the debentures (the "2003 Registration Rights Agreement"), which is attached as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.8.

4.9
The global securities for the Company's 4.125% Series A Convertible Senior Debentures due 2023 in the amounts of $500,000,000 and $40,000,000, respectively, which are attached as Exhibits 4.2 and 4.3, respectively, to the Company's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 4.9.
4.10
The global security for the Company's 3.625% Series B Convertible Senior Debentures due 2023 in the amount of $300,000,000, which is attached as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on August 13, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.10.
4.11
The Registration Rights Agreement, dated October 31, 1995, between the Company and UMB Bank, N.A. ("UMB") as trustee of The Employee Stock Ownership Plan of DST Systems, Inc. (the "1995 Registration Rights Agreement"), which is attached as Exhibit 4.4 to the Company's Annual Report for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.11.

The Company agrees to furnish to the Commission a copy of any long-term debt agreements that do not exceed 10 percent of the total assets of the Company upon request.

9.     Voting Trust Agreement

Not applicable.

10.   Material Contracts

10.1	The Amended and Restated Joint Venture Agreement regarding Boston Financial Data Services, Inc., effective as of October 31, 2006, between the Company and State Street Corporation, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.2
The Agreement, dated June 30, 1989, among the Company, Financial Holding Corporation, Kansas City Southern Industries, Inc. ("KCSI") and Argus Health Systems, Inc., which is attached as Exhibit 10.16 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.2.
10.3
The Stock Transfer Restriction and Option Agreement, dated June 30, 1989, between the Company, Argus Health Systems, Inc. and Financial Holding Corporation, dated June 30, 1989, which is attached as Exhibit 10.16.1 to the Company's IPO Registration Statement, is hereby incorporated by reference as Exhibit 10.3.
10.4
The Company's Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), and as amended effective September 30, 2007 as described in the Company's Current Report on Form 8-K filed on October 4, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.(2)

10.5.1
The Company's Supplemental Executive Retirement Plan, effective January 1, 1999 as amended and restated as of May 14, 2002, which is attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 (Commission File No. 1-14036), and as amended effective September 30, 2007 as described in the Company's Current Report on Form 8-K filed on October 4, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.1.(2)
10.5.2
The 2005-1 Amendment, dated November 30, 2005, to the Company's Supplemental Executive Retirement Plan, which is attached as Exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.2.(2)
10.6
The Company's Directors' Deferred Fee Plan, amended and restated as of February 26, 2002, which is attached as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.(2)
10.7
The form of Trust Agreement between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated December 13, 2007, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2008 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.(2)
10.8
The Employment Agreement between the Company and Thomas A. McDonnell, dated as of November 30, 2005, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 6, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.(2)
10.9
The Employment Agreement between the Company and Thomas A. McCullough, dated November 30, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 6, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.(2)
10.10
The Employment Agreement, dated April 1, 1992, between the Company, Kenneth V. Hager and KCSI, together with the October 9, 1995 Amendment dated October 9, 1995 (among other amendments removes KCSI as a party), which is attached as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.(2)
10.11.1
The USCS International, Inc. 1988 Stock Option Plan (the "1988 USCS Option Plan"), dated July 1, 1988, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.6.1 to the Company's Registration Statement on Form S-8, dated December 21, 1998 (Registration No. 333-69393) (the "Form S-8"), is hereby incorporated by reference as Exhibit 10.11.1.(1)(2)
10.11.2	The Amendment, dated January 22, 1998, to the 1988 USCS Option Plan, which is attached as exhibit 4.6.2 to the Form S-8, is hereby incorporated by reference as Exhibit 10.11.2.(1)(2)
10.12.1
The USCS International, Inc. 1990 Stock Option Plan (the "1990 USCS Option Plan"), dated December 31, 1990, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.7.1 to the Form S-8, is hereby incorporated by reference as Exhibit 10.12.1.(1)(2)
10.12.2	The Amendment, dated January 22, 1998, to the 1990 USCS Option Plan, which is attached as exhibit 4.7.2 to the Form S-8, is hereby incorporated by reference as Exhibit 10.12.2.(1)(2)

10.13.1
The USCS International, Inc. 1993 Stock Option Plan (the "1993 USCS Option Plan"), dated May 18, 1993, as amended and restated as of March 5, 1997, which is attached as Exhibit 4.8.1 to the Form S-8, is hereby incorporated by reference as Exhibit 10.13.1.(1)(2)
10.13.2	The Amendment, dated January 22, 1998, to the 1993 USCS Option Plan, which is attached as exhibit 4.8.2 to the Form S-8, is hereby incorporated by reference as Exhibit 10.13.2.(1)(2)
10.14.1
The USCS International, Inc. 1996 Stock Option Plan (the "1996 USCS Option Plan"), dated April 12, 1996, which is attached as Exhibit 4.9.1 to the Form S-8, is hereby incorporated by reference as Exhibit 10.14.1.(1)(2)
10.14.2	The Amendment, dated July 25, 1996, to the 1996 USCS Option Plan, which is attached as Exhibit 4.9.2 to the Form S-8, is hereby incorporated by reference as Exhibit 10.14.2.(1)(2)
10.14.3	The Amendment, dated January 23, 1997, to the 1996 USCS Option Plan, which is attached as Exhibit 4.9.3 to the Form S-8, is hereby incorporated by reference as Exhibit 10.14.3.(1)(2)
10.14.4	The Amendment, dated January 22, 1998, to the 1996 USCS Option Plan, which is attached as Exhibit 4.9.4 to the Form S-8, is hereby incorporated by reference as Exhibit 10.14.4.(1)(2)
10.15.1
The Company's 2005 Equity Incentive Plan, effective May 10, 2005, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.1.(2)
10.15.2
The First Amendment to the 2005 Equity Incentive Plan, dated November 30, 2005, which is attached as Exhibit 10.16.2. to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.2.(2)
10.16.1
The Company's 2005 Non-Employee Directors' Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.1.(2)
10.16.2
The First Amendment to the 2005 Non-Employee Directors' Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.2.(2)
10.17.1
The Form of Restricted Shares Award Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.1.(2)
10.17.2
The First Amendment to Form of Restricted Shares Award Agreement, which amendment is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference by Exhibit 10.17.2.(2)
10.18
The Form of Restricted Shares Award Agreement under the 2005 Non-Employee Directors' Award Plan, which is attached as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.(2)

10.19
The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.(2)
10.20.1
The Syndicated Credit Agreement, dated as of June 28, 2005, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.1.
10.20.2
The First Amendment, dated February 17, 2006, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.2.
10.20.3
The Second Amendment, dated September 1, 2006, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.3.
10.20.4
The Third Amendment, dated as of April 16, 2007, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 20, 2007 (Commission File No. 1-14036) , is hereby incorporated by reference as Exhibit 10.20.4.
10.20.5
The Fourth Amendment, dated as of July 19, 2007, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.5.
10.21
The Receivables Purchase Agreement, dated as of May 24, 2007, among Fountainview Finance, LLC, Ciesco, LLC, Citibank, N.A., Citicorp North America, Inc., Company and Originators listed on a Schedule to the Agreement, which is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.
10.22	The Indenture. (See Exhibit 4.7).
10.23
The Share Exchange Agreement, dated April 8, 2005, by and between West Side Investments Inc. and Computer Sciences Corporation, which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 14, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.
10.24
The Share Sale and Purchase Agreement, dated July 1, 2005, by and among the Company, Amdocs, Inc. and Amdocs Limited, which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.25.
10.25	The 1998 Agreement and Plan of Merger. (See Exhibit 2.1)
10.26	The 2005 Agreement and Plan of Merger. (See Exhibit 2.2)
10.27	The Rights Agreement. (See Exhibit 4.3.1)
10.28	The 2003 Registration Rights Agreement. (See Exhibit 4.8)
10.29	The 1995 Registration Rights Agreement. (See Exhibit 4.11)
10.30	The Employment Agreement, dated as of February 12, 2007, between DST Technologies, Inc. and Thomas Abraham is attached hereto as Exhibit 10.30

10.31	The Restricted Shares Award Agreement between the Company and Steven J. Towle, dated February 22, 2008, is attached hereto as Exhibit 10.31

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

14.   Code of Ethics.

Not Applicable.

16.   Letter re change in certifying accountant

Not applicable.

18.   Letter re change in accounting principles

Not applicable.

21.   Subsidiaries of the Company

The list of the Company's significant subsidiaries prepared pursuant to Item 601(b)(2) of Regulation S-K is attached hereto as Exhibit 21.1.

22.   Published report regarding matters submitted to vote of security holders

Not applicable.

23.   Consents of experts and counsel

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.1.

24.   Power of attorney

Not applicable.

31.   Rule 13a-14(a) Certifications

31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant, is attached hereto as Exhibit 31.1.
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant, is attached hereto as Exhibit 31.2.

32.   Section 1350 Certifications

Certification pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant, and Kenneth V. Hager, Chief Financial Officer of Registrant, is attached hereto as Exhibit 32.

Exhibit 32 shall be deemed "furnished" and not "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

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

Dated: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 22, 2008.

/s/ A. EDWARD ALLINSON A. Edward Allinson Director	/s/ THOMAS A. MCDONNELL Thomas A. McDonnell President, Principal Executive Officer, Chief Executive Officer and Director
/s/ GEORGE L. ARGYROS George L. Argyros Director	/s/ THOMAS A. MCCULLOUGH Thomas A. McCullough Executive Vice President, Chief Operating Officer and Director
/s/ MICHAEL G. FITT Michael G. Fitt Director	/s/ KENNETH V. HAGER Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ ROBERT T. JACKSON Robert T. Jackson Director	/s/ GREGG WM. GIVENS Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ WILLIAM C. NELSON William C. Nelson Director
/s/ TRAVIS E. REED Travis E. Reed Director
/s/ M. JEANNINE STRANDJORD M. Jeannine Strandjord Director

DST Systems, Inc.,
2007 Form 10-K Annual Report
Index to Exhibits

The following Exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
10.30	The Employment Agreement, dated as of February 12, 2007, between DST Technologies, Inc. and Thomas Abraham
10.31	The Restricted Shares Award Agreement, dated February 22, 2008, between the Company and Steven J. Towle
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant and Kenneth V. Hager, Chief Financial Officer of Registrant

*
The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.

QuickLinks

DST Systems, Inc. 2007 Form 10-K Annual Report Table of Contents
CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS
PART I
  Item 1. Business
RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS
NARRATIVE DESCRIPTION OF BUSINESS
FINANCIAL SERVICES SEGMENT
U.S. Mutual Fund Shareowner Processing
International Mutual Fund / Unit Trust Shareowner Processing
Business Process Management through AWD
Investment Management Solutions
Healthcare Transaction Processing Solutions
Argus Health Systems, Inc. ("Argus")
Asurion Corporation
Insurance Programs
Information Processing Facilities and Services
Customer Concentration
Marketing / Distribution
Competition
Intellectual Property
Agreements
OUTPUT SOLUTIONS SEGMENT
Statement and Bill Production Services
Postal Optimization
Marketing and Personalization Services
Electronic Solutions
Operation Centers
International Operations
Customer Concentration
Customer Diversification
Marketing / Distribution
Competition
Intellectual Property
Agreements
INVESTMENTS AND OTHER SEGMENT
SOFTWARE DEVELOPMENT AND MAINTENANCE
EMPLOYEES
  Item 1A. Risk Factors
COMPANY-SPECIFIC TRENDS AND RISKS
  Item 1B. Unresolved SEC Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
Critical Accounting Policies and Estimates
Results of Operations
YEAR TO YEAR BUSINESS SEGMENT COMPARISONS
FINANCIAL SERVICES SEGMENT
OUTPUT SOLUTIONS SEGMENT
CUSTOMER MANAGEMENT SEGMENT (SOLD JULY 1, 2005)
INVESTMENTS AND OTHER SEGMENT
LIQUIDITY AND CAPITAL RESOURCES
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
DST Systems, Inc. Consolidated Balance Sheet (dollars in millions, except per share amounts)
DST Systems, Inc. Consolidated Statement of Income (in millions, except per share amounts)
DST Systems, Inc. Consolidated Statement of Changes in Stockholders' Equity (in millions)
DST Systems, Inc. Consolidated Statement of Cash Flows (in millions)
DST Systems, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
DST Systems, Inc., 2007 Form 10-K Annual Report Index to Exhibits