Form 10-Q
period 2008-03-31
DST SYSTEMS INC
filed 2008-05-09
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the Company’s common stock as of April 30, 2008:

Common Stock $0.01 par value – 54,517,669

DST Systems, Inc.

Form 10-Q

March 31, 2008

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year 2008.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$103.7	$109.4
Transfer agency investments	132.5	177.4
Accounts receivable	309.0	298.0
Deferred income taxes	34.2	30.7
Other assets	86.9	123.5
	666.3	739.0

Investments	1,876.0	1,940.3
Properties	473.1	494.1
Goodwill	117.8	117.9
Intangible assets	33.5	34.5
Other assets	74.4	70.1
Total assets	$3,241.1	$3,395.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$961.5	$963.9
Transfer agency deposits	132.5	177.4
Accounts payable	60.8	69.8
Accrued compensation and benefits	80.6	127.3
Deferred revenues and gains	75.9	69.7
Other liabilities	104.3	118.1
	1,415.6	1,526.2

Long-term debt	474.8	97.2
Income taxes payable	84.5	100.0
Deferred income taxes	412.4	452.8
Other liabilities	68.0	60.6
Total liabilities	2,455.3	2,236.8
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	143.1	142.1
Retained earnings	2,401.1	2,328.9
Treasury stock (40.1 million and 34.5 million shares, respectively), at cost	(2,369.3)	(1,979.7)
Accumulated other comprehensive income	609.9	666.8
Total stockholders’ equity	785.8	1,159.1
Total liabilities and stockholders’ equity	$3,241.1	$3,395.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Operating revenues	$430.8	$426.2
Out-of-pocket reimbursements	157.0	159.1

Total revenues	587.8	585.3

Costs and expenses	472.8	475.8
Depreciation and amortization	30.6	29.9

Income from operations	84.4	79.6

Interest expense	(12.7)	(18.2)
Other income (loss), net	(4.4)	12.8
Equity in earnings of unconsolidated affiliates	8.7	24.8

Income before income taxes	76.0	99.0
Income taxes	3.8	33.6

Net income	$72.2	$65.4

Average common shares outstanding	56.0	63.1
Average diluted shares outstanding	64.3	71.8

Basic earnings per share	$1.29	$1.04
Diluted earnings per share	$1.12	$0.90

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash flows — operating activities:
Net income	$72.2	$65.4
Depreciation and amortization	30.6	29.9
Net realized (gain) loss on investments	10.5	(4.2)
Amortization of share-based compensation	7.5	6.4
Equity in earnings of unconsolidated affiliates	(8.7)	(24.8)
Deferred income taxes	(13.7)	1.1
Changes in accounts receivable	(11.1)	(7.6)
Changes in accounts payable and accrued liabilities	(60.1)	(42.2)
Changes in income taxes payable	15.1	27.2
Other, net	9.9	7.9
Total adjustments to net income	(20.0)	(6.3)
Net	52.2	59.1
Cash flows — investing activities:
Capital expenditures	(16.5)	(19.0)
Proceeds from (investments in and advances to) unconsolidated affiliates	(0.5)	36.7
Investments in securities	(31.0)	(46.1)
Proceeds from sale of investments	11.3	16.5
Other, net	(0.4)	5.2
Net	(37.1)	(6.7)
Cash flows — financing activities:
Proceeds from issuance of common stock	1.5	28.0
Principal payments on debt	(21.9)	(7.7)
Net borrowings on revolving credit facilities	397.7	41.3
Common stock repurchased	(398.6)	(94.0)
Excess tax benefits from share based compensation	0.5	5.3
Net	(20.8)	(27.1)
Net increase (decrease) in cash and cash equivalents	(5.7)	25.3
Cash and cash equivalents, beginning of period	109.4	60.6
Cash and cash equivalents, end of period	$103.7	$85.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2007 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year 2008.

2. Other Current Assets

Included in other current assets are the following items (in millions):

	March 31,	December 31,
	2008	2007

Receivable from Asurion	$39.2	$39.2
Income tax recoverable		29.8
Prepaid expenses	25.0	29.6
Inventories	14.8	16.0
Other	7.9	8.9
Total	$86.9	$123.5

3.  Investments

Investments are as follows (in millions):

	2008	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2008	2007
Available-for-sale securities:
State Street Corporation	3%	$893.5	$918.4
Computershare Ltd.	5%	236.6	256.0
Euronet Worldwide	4%	36.3	56.5
Other available-for-sale securities		268.7	279.2
		1,435.1	1,510.1

Unconsolidated affiliates:
Boston Financial Data Services	50%	156.9	151.0
International Financial Data Services, U.K.	50%	60.3	57.3
International Financial Data Services, Canada	50%	24.8	24.4
Argus Health Systems	50%	16.4	16.1
Unconsolidated real estate affiliates		54.7	62.3
Other unconsolidated affiliates		9.5	9.8
		322.6	320.9

Other:
Trading securities		47.0	51.3
Held-to-maturity		3.3	3.7
Investments, at cost		68.0	54.3
		118.3	109.3
Total investments		$1,876.0	$1,940.3

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	March 31,	December 31,
	2008	2007

Book cost basis	$463.7	$466.3
Gross unrealized gains	981.0	1,053.9
Gross unrealized losses	(9.6)	(10.1)
Market value	$1,435.1	$1,510.1

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $132.5 million and $177.4 million of transfer agency investments and deposits at March 31, 2008 and December 31, 2007, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of March 31, 2008 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$78.9	$9.4	$1.4	$0.2	$80.3	$9.6

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

The Company recognized $10.2 million and $0.5 million of investment impairments for the three months ended March 31, 2008 and 2007, respectively, which the Company believed were other than temporary.  The impairments recorded during the three months ended March 31, 2008 and 2007 relate to available-for-sale investments in the Investments and Other Segment and by the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (loss), net line in the statement of income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months
	Ended March 31,
	2008	2007

BFDS	$5.9	$7.9
IFDS, U.K.	3.0	3.5
IFDS, Canada	0.5	2.4
Argus	0.3	1.2
Asurion		11.4
Other	(1.0)	(1.6)
	$8.7	$24.8

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial
Liabilities – Including an amendment of FASB Statement No. 115.”  The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s consolidated financial statements.

On January 1, 2008, DST adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information.  The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position SFAS 157-2, “Effective Date of

FASB Statement No. 157.”  Management is currently evaluating the financial reporting requirements for these assets and liabilities and has not yet determined the impact on the consolidated financial statements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1.  The Company’s derivative instruments, specifically DST’s proportional share of an unconsolidated affiliate’s interest rate swap, use inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the derivative instrument being measured.  Fair value measurements of DST’s derivative instruments have been classified as Level 2.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,435.1	$1,435.1	$	$
Trading securities	47.0	47.0
Total	$1,482.1	$1,482.1	$	$

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2008, by segment (in millions):

	December 31,				March 31,
	2007	Acquisitions	Disposals	Other	2008

Financial Services	$108.5	$0.4	$	$(0.5)	$108.4
Output Solutions	9.4				9.4

Total	$117.9	$0.4	$	$(0.5)	$117.8

Intangible Assets

The following table summarizes intangible assets for the three months ended March 31, 2008, by segment (in millions):

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$36.7	$5.5	$36.7	$4.6
Other	3.8	1.5	3.8	1.4

Total	$40.5	$7.0	$40.5	$6.0

Amortization of intangible assets for the three months ended March 31, 2008 and 2007 was approximately $1.0 million and $0.6 million, respectively.  The Company estimates that amortization expense attributable to intangible assets recorded as of March 31, 2008 will be approximately $2.9 million for the remainder of 2008, $3.8 million for 2009, $3.7 million for 2010, $3.1 million for 2011, $3.0 million for 2012 and $17.0 million thereafter.

6.  Debt

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007.  Actual conversions for the three months ended March 31, 2008 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through June 30, 2008 as the stock price conversion feature was still in effect at March 31, 2008.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

7.  Income Taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 5.0% for the three months ended March 31, 2008 compared to 33.9% for the same period in 2007.  The lower effective tax rate for 2008 is primarily due to an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” (including approximately $10.4 million of interest and penalties).  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

8.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$72.2	$65.4
Dilutive securities at unconsolidated affiliates		(0.5)
Net income for dilutive computation	$72.2	$64.9

Average common shares outstanding (excluding restricted stock)	56.0	63.1

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	8.3	8.7

Average diluted shares outstanding	64.3	71.8

Basic earnings per share	$1.29	$1.04
Diluted earnings per share	$1.12	$0.90

The Company had approximately 55.2 million and 65.2 million shares outstanding at March 31, 2008 and 2007, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.7 million and 2.5 million at March 31, 2008 and 2007, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.1 million for the three months ended March 31, 2007.  There were no anti-dilutive shares from options to purchase common stock during the three months ended March 31, 2008.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  For the three months ended March 31, 2008 and 2007, there was additional dilution for each of these periods of approximately 5.3 million shares related to the Company’s average daily share price exceeding $49.08 per share.

Stock repurchases

On January 18, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization.  The Company repurchased 5,625,244 shares of DST common stock for $394.9 million or approximately $70.20 per share during the three months ended March 31, 2008.  At March 31, 2008, approximately 1.2 million shares remained under the existing share repurchase authorization plan.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$72.2	$65.4
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(91.5)	25.4
Proportional share of unconsolidated affiliate interest rate swap	(7.6)	0.4
Less reclassification adjustments for net (gains) losses included in net income	10.5	(4.2)
Foreign currency translation adjustments	1.4	5.5
Deferred income taxes	30.3	(8.5)
Other comprehensive income (loss)	(56.9)	18.6
Comprehensive income	$15.3	$84.0

9.  Commitments and Contingencies

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses.  While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company.

The Company has letters of credit of $6.2 million and $3.3 million outstanding at March 31, 2008 and December 31, 2007, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at March 31, 2008 were not significant.

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

The Company has entered into an agreement to guarantee 50% of a $6.1 million line of credit provided to a 50% owned real estate joint venture.  The line of credit becomes due and the Company’s guarantee thereof expires on June 16, 2009.  At March 31, 2008, total borrowings against the line of credit were $5.8 million.  In April 2008, this line of credit was repaid.

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At March 31, 2008, total borrowings on the loan were $28.6 million and the Company’s guarantee totaled $2.0 million.

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

In connection with the acquisition or disposition of subsidiaries, operating units and business assets by the Company, the Company has entered into agreements containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective agreement, but which are generally described as follows: (i) in connection with acquisitions made by the Company, the Company has agreed to indemnify the seller against third-party claims made against the seller relating to the subject subsidiary, operating unit or asset and arising after the closing of the transaction, and (ii) in connection with dispositions made by the Company, the Company has agreed to indemnify the buyer against damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject subsidiary, operating unit or business assets in the disposition agreement if such representations or warranties were untrue when made, or due to any breach of the representations, warranties, agreements or covenants contained in the agreement.

The Company has entered into agreements with certain third parties, including banks and escrow agents, which provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers.  Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

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

In connection with the acquisition or disposition of real estate by the Company, the Company has entered into real estate contracts containing indemnification provisions, the terms of which vary depending on the negotiated terms of each respective contract, but which are generally described as follows: (i) in connection with acquisitions by the Company, the Company has agreed to indemnify the seller against third-party claims made against the seller arising from the Company’s on-site inspections, tests and investigations of the subject property made by the Company as part of its due diligence and against third-party claims relating to the operations on the subject property after the closing of the transaction, and (ii) in connection with dispositions by the Company, the Company has agreed to indemnify the buyer for damages incurred by the buyer due to the buyer’s reliance on representations and warranties relating to the subject property made by the Company in the real estate contract if such representations or warranties were untrue when made and against third-party claims relating to operations on the subject property prior to the closing of the transaction.

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

At March 31, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

10.  Proposed New Accounting Standards

Earnings Per Share

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  The revised SFAS 128 exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In March 2008, the FASB recommended the issuance of proposed FASB Staff Position (“FSP”) No.  APB 14-a, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP would be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on DST’s $840 million of senior convertible debentures and may cause the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

11.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products.  The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions).  In addition, investments in equity securities, private equity fund investments, and certain financial interests, and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

In first quarter 2008, the Company changed the measurement of certain cost components of its Output Solutions Segment.  The Output Solutions Segment leases its Connecticut, Missouri and California production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three months ended March 31, 2007 and the years ended December 31, 2007, 2006 and 2005 are included in the tables below.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.  The impact of this change increased Output Solutions income from operations by $1.7 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively, and correspondingly increased the Segment Eliminations loss from operations by $1.7 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31,	December 31,
	2008	2007

Financial Services	$1,713.6	$1,770.9
Output Solutions	229.3	261.0
Investments and Other	1,576.6	1,651.7
Elimination Adjustments	(278.4)	(287.7)
	$3,241.1	$3,395.9

The Company evaluates the performance of its Segments based on income before income taxes, non-recurring items and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	For the Three Months Ended March 31, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$284.9	$142.7	$3.2	$	$430.8
Intersegment operating revenues	1.9		11.8	(13.7)
Out-of-pocket reimbursements	17.8	139.2	0.1	(0.1)	157.0
Total revenues	304.6	281.9	15.1	(13.8)	587.8

Costs and expenses	215.3	258.9	10.1	(11.5)	472.8
Depreciation and amortization	19.9	9.2	2.1	(0.6)	30.6

Income from operations	69.4	13.8	2.9	(1.7)	84.4
Other income (loss), net	(4.5)	(0.2)	0.3		(4.4)
Equity in earnings (losses) of unconsolidated affiliates	9.2		(0.5)		8.7

Earnings before interest and income taxes	$74.1	$13.6	$2.7	$(1.7)	$88.7

	For the Three Months Ended March 31, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$273.7	$149.2	$3.3	$	$426.2
Intersegment operating revenues	1.8		12.5	(14.3)
Out-of-pocket reimbursements	16.3	142.8	0.1	(0.1)	159.1
Total revenues	291.8	292.0	15.9	(14.4)	585.3

Costs and expenses	209.6	268.1	10.0	(11.9)	475.8
Depreciation and amortization	18.4	9.8	2.4	(0.7)	29.9

Income from operations	63.8	14.1	3.5	(1.8)	79.6
Other income, net	3.2		9.6		12.8
Equity in earnings (losses) of unconsolidated affiliates	26.7		(1.9)		24.8

Earnings before interest and income taxes	$93.7	$14.1	$11.2	$(1.8)	$117.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $12.7 million and $18.2 million for the three months ended March 31, 2008 and 2007, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Year Ended December 31, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$1,127.0	$555.1	$13.3	$	$1,695.4
Intersegment operating revenues	7.6		49.8	(57.4)
Out-of-pocket reimbursements	65.0	542.0	0.4	(0.3)	607.1
Total revenues	1,199.6	1,097.1	63.5	(57.7)	2,302.5

Costs and expenses	831.0	1,016.0	28.5	(47.5)	1,828.0
Depreciation and amortization	81.9	42.3	9.1	(2.7)	130.6

Income from operations	286.7	38.8	25.9	(7.5)	343.9
Other income, net	4.8		40.2		45.0
Gain on sale of Asurion	998.0				998.0
Equity in earnings (losses) of unconsolidated affiliates	72.8		(10.2)		62.6

Earnings before interest and income taxes	$1,362.3	$38.8	$55.9	$(7.5)	$1,449.5

	Year Ended December 31, 2006
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$1,005.0	$535.9	$15.3	$	$1,556.2
Intersegment operating revenues	6.2		48.1	(54.3)
Out-of-pocket reimbursements	60.8	619.2	0.5	(0.9)	679.6
Total revenues	1,072.0	1,155.1	63.9	(55.2)	2,235.8

Costs and expenses	699.7	1,107.3	39.7	(46.1)	1,800.6
Depreciation and amortization	83.1	37.1	12.3	(2.6)	129.9

Income from operations	289.2	10.7	11.9	(6.5)	305.3
Other income, net	12.0	0.1	37.9		50.0
Gain on sale of business	52.8				52.8
Equity in earnings (losses) of unconsolidated affiliates	52.1		(4.4)		47.7

Earnings before interest and income taxes	$406.1	$10.8	$45.4	$(6.5)	$455.8

	Year Ended December 31, 2005
	Financial	Output	Customer	Investments/	Elimination	Consolidated
	Services	Solutions	Management	Other	Adjustments	Total

Operating revenues	$1,175.7	$453.4	$96.6	$18.9	$	$1,744.6
Intersegment operating revenues	8.0	33.8		48.2	(90.0)
Out-of-pocket reimbursements	167.4	613.6	26.4	0.4	(37.3)	770.5
Total revenues	1,351.1	1,100.8	123.0	67.5	(127.3)	2,515.1

Costs and expenses	977.2	1,039.3	109.0	13.8	(118.7)	2,020.6
Depreciation and amortization	111.5	29.5	3.3	16.4	(2.6)	158.1

Income from operations	262.4	32.0	10.7	37.3	(6.0)	336.4
Other income, net	17.2	0.3		96.7		114.2
Gains on sale of businesses	120.4		153.8			274.2
Equity in earnings (losses) of unconsolidated affiliates	45.1			(0.3)		44.8

Earnings before interest and income taxes	$445.1	$32.3	$164.5	$133.7	$(6.0)	$769.6

Earnings before interest and income taxes in the segment reporting information above less interest expense of $60.3 million, $77.3 million and $66.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding year.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

INTRODUCTION

The business units of DST Systems, Inc. (“DST” or “the Company”) offer sophisticated information processing and software services and products.  These business units are reported as two operating Segments (Financial Services and Output Solutions).  In addition, investments in equity securities, private equity funds, and certain financial interests, and the Company’s real estate subsidiaries and affiliates have been aggregated into an Investments and Other Segment.

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, real estate partnerships, providers of healthcare plans, third party administrators, medical practice groups and healthcare providers.  The Company’s proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to providers of healthcare plans, third party administrators and medical practice groups.

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

In first quarter 2008, the Company changed the measurement of certain cost components of its Output Solutions Segment.  The Output Solutions Segment leases its Connecticut, Missouri and California production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three months ended March 31, 2007 are included in the information that follows.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.

Investments and Other

The Investments and Other Segment holds investments in equity securities, private equity funds, and certain financial interests, and the Company’s real estate subsidiaries and affiliates.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.4 billion at March 31, 2008, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $893.5 million, $236.6 million and $36.3 million, respectively, based on closing exchange values at March 31, 2008.  Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2008	2007
Revenues
Operating revenues
Financial Services	$286.8	$275.5
Output Solutions	142.7	149.2
Investments and Other	15.0	15.8
Elimination Adjustments	(13.7)	(14.3)
	430.8	426.2
% change from prior year period	1.1%

Out-of-pocket reimbursements
Financial Services	17.8	16.3
Output Solutions	139.2	142.8
Investments and Other	0.1	0.1
Elimination Adjustments	(0.1)	(0.1)
	157.0	159.1
% change from prior year period	(1.3)%

Total revenues	$587.8	$585.3
% change from prior year period	0.4%

Income from operations
Financial Services	$69.4	$63.8
Output Solutions	13.8	14.1
Investments and Other	2.9	3.5
Elimination Adjustments	(1.7)	(1.8)
	84.4	79.6

Interest expense	(12.7)	(18.2)
Other income (loss), net	(4.4)	12.8
Equity in earnings of unconsolidated affiliates	8.7	24.8
Income before income taxes	76.0	99.0
Income taxes	3.8	33.6
Net income	$72.2	$65.4

Basic earnings per share	$1.29	$1.04
Diluted earnings per share	$1.12	$0.90

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2008 increased $2.5 million or 0.4% compared to the same period in 2007.  Consolidated operating revenues for the three months ended March 31, 2008 increased $4.6 million or 1.1% as compared to the same period in 2007, primarily from increases in mutual fund shareowner processing revenues, partially offset by lower software license fee revenues and lower Output Solutions operating revenues (partially attributable to a $3.1 million contract termination fee in 2007).

Consolidated OOP reimbursements during the three months ended March 31, 2008 decreased $2.1 million or 1.3% compared to 2007.  Higher Financial Services OOP reimbursement revenues in 2008 were offset by lower Output Solutions OOP reimbursement revenues.

Income from operations

Consolidated income from operations for the three months ended March 31, 2008 was $84.4 million, an increase of $4.8 million or 6.0% compared to the same period in 2007, primarily from higher contributions from mutual fund shareowner processing, partially offset by lower software license fee revenues and lower international contributions.

Interest expense

Interest expense for the three months ended March 31, 2008 was $12.7 million, a decrease of $5.5 million or 30.2% compared to the same period in 2007, primarily from lower average debt balances and average interest rates.  Costs associated with the accounts receivable securitization program are included in other income (loss), as mentioned below.  Share repurchase activities during the quarter significantly increased debt levels, which is expected to increase interest expense in future quarters.

Other income (loss), net

Other income (loss), net for the three months ended March 31, 2008 was a $4.4 million loss, versus income of $12.8 million in the same period in 2007.  During the three months ended March 31, 2008, the Company recorded $10.2 million of investment impairments that the Company believed were other than temporary and recorded $0.3 million of losses from the sale of securities, as compared to the three months ended March 31, 2007 when the Company recorded investment impairments of $0.5 million and $3.8 million of net gains from the sale of securities.  In addition, 2008 includes program fees for the account receivable securitization program that began in second quarter 2007.  These program fees are partially offset by higher dividend income in 2008 as compared to 2007.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months
	Ended March 31,
	2008	2007

BFDS	$5.9	$7.9
IFDS, U.K.	3.0	3.5
IFDS, Canada	0.5	2.4
Argus	0.3	1.2
Asurion		11.4
Other	(1.0)	(1.6)
	$8.7	$24.8

Equity in earnings of unconsolidated affiliates declined $16.1 million in first quarter 2008 as compared to first quarter 2007.  No equity in earnings of Asurion was recorded in 2008 versus $11.4 million in first quarter 2007, and lower equity in earnings of BFDS, IFDS and Argus were recorded.  As previously announced, DST sold the majority of its equity interest in Asurion on July 2, 2007 and now accounts for this investment under the cost basis.

Certain of the Company’s joint ventures and, to a lesser extent, the Company, derive investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by the joint ventures were $1.50 billion during first quarter of 2008 and $1.44 billion during first quarter of 2007.  Average interest rates earned on the balances declined from 5.06% in first quarter 2007 to 3.35% in first quarter 2008.  The net effect of these fluctuations resulted in an approximate $5.7 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity of earnings of unconsolidated affiliates of $1.7 million.

DST’s equity in BFDS earnings for the three months ended March 31, 2008 decreased $2.0 million compared to the first three months of 2007, primarily from lower investment earnings resulting from lower interest rates on cash balances maintained by BFDS on behalf of customers, and higher costs to support increased levels of accounts serviced.

DST’s equity in IFDS U.K. earnings for the three months ended March 31, 2008 decreased $0.5 million compared to the same period in 2007, primarily from higher income taxes.  Accounts serviced by IFDS U.K. were 5.8 million at March 31, 2008, unchanged from December 31, 2007 and March 31, 2007.

DST’s equity in IFDS Canada earnings for the three months ended March 31, 2008 decreased $1.9 million compared to the same period in 2007, primarily from increased costs associated with new customer conversions and higher income taxes, partially offset by higher operating revenues associated with higher shareowner accounts.  Accounts serviced by IFDS Canada were 10.9 million at March 31, 2008, an increase of 3.4 million or 45.3% from December 31, 2007 and an increase of 3.6 million or 49.3% from March 31, 2007, primarily from the January 2008 conversion of a new remote mutual fund client with approximately 3.2 million accounts.

DST’s equity in Argus Health Systems earnings for the three months ended March 31, 2008 decreased $0.9 million compared to the first three months of 2007 as a result of slightly lower operating revenues, higher operating costs in connection with the processing of higher volumes of claims and lower investment earnings from lower interest rates on cash balances maintained by Argus on behalf of customers.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 5.0% for the three months ended March 31, 2008 compared to 33.9% for the same period in 2007.  The lower effective tax rate for 2008 is primarily due to an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109” (including approximately $10.4 million of interest and penalties).  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  Excluding the effects of discrete period items, the Company estimates its recurring tax rate for the remainder of 2008 to be 36.2%.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2008 were $304.6 million, an increase of $12.8 million or 4.4% as compared to the same period in 2007.  Financial Services Segment operating revenues for the three months ended March 31, 2008 were $286.8 million, an increase of $11.3 million or 4.1% as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services from higher levels of accounts serviced, partially offset by lower AWD and investment management accounting software and service revenues, primarily from reduced software license fees.

U.S. operating revenues for the three months ended March 31, 2008 were $248.9 million, an increase of $12.9 million or 5.5% as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services from higher levels of accounts serviced.  U.S. mutual fund servicing revenues during the three months ended March 31, 2008 increased approximately 5.8% as compared to the same period in 2007.

The following table summarizes accounts serviced (in millions):

	March 31,	December 31,	March 31,
	2008	2007	2007

Registered accounts:
Non tax-advantaged	68.1	71.0	65.5
Tax-advantaged	46.9	46.2	41.4
	115.0	117.2	106.9

Subaccounts	4.9	1.9	1.3
Total	119.9	119.1	108.2

Total accounts serviced at March 31, 2008 were 119.9 million, an increase of 11.7 million or 10.8% and 0.8 million or 0.7% as compared to March 31, 2007 and December 31, 2007, respectively.

Registered shareowner accounts represent individually registered shareowner accounts (both tax-advantaged and non tax-advantaged) on the books of the transfer agent.  Total registered accounts serviced at March 31, 2008 were 115.0 million, an increase of 8.1 million or 7.6% as compared to March 31, 2007 and a decrease of 2.2 million or 1.9% as compared to December 31, 2007.  The 2.2 million decrease in registered accounts serviced during the three months ended March 31, 2008 is comprised of conversions to DST’s subaccounting platform of 0.1 million accounts and conversions to non-DST subaccounting platforms of 3.4 million accounts, partially offset by new account conversions of 0.5 million and account growth from existing clients of 0.8 million.  The 8.1 million increase in registered accounts serviced from March 31, 2007 is primarily attributable to new account conversions and account growth from existing clients.

Tax-advantaged accounts are comprised of accounts used for individual and corporate retirement savings plans and for individual education savings plans.  Included in tax-advantaged accounts are Individual Retirement Accounts or IRAs, defined contribution retirement accounts, and Educational Savings Plan Accounts, which include both Coverdell and Section 529 college plan savings accounts.  Tax-advantaged accounts serviced represent 39.1% of total accounts serviced at March 31, 2008.  Tax-advantaged accounts were 46.9 million at March 31, 2008, an increase of 5.5 million and 0.7 million accounts from March 31, 2007 and December 31, 2007, respectively.  The 5.5 million increase in tax-advantaged accounts serviced from March 31, 2007 is primarily attributable to new account conversions and account growth from existing clients.  For the period April 1 through April 15, 2008, shareowner accounts serviced increased approximately 0.3 million accounts, of which 0.25 million were tax-advantaged accounts.

Subaccounts represent individual mutual fund account positions maintained on behalf of broker/dealers using DST’s subaccounting platform (“TA2000 Subaccounting”).  Subaccounts serviced were 4.9 million at March 31, 2008, an increase of 3.6 million and 3.0 million accounts as compared to March 31, 2007 and December 31, 2007, respectively.  For the three months ended March 31, 2008, subaccounts serviced increased 3.0 million from conversions of new subaccounting clients of 2.9 million from non-DST platforms and conversions of 0.1 million of registered accounts from TA2000.

During the quarter ended March 31, 2008, DST received four new client commitments totaling approximately 1.9 million registered accounts.  The Company anticipates that 2.0 million new registered accounts will convert to TA2000 in third quarter 2008.  The Company also anticipates that 3.4 million registered accounts will convert to subaccounting platforms during the remainder of 2008, of which 1.2 million will convert to TA2000 Subaccounting and 2.2 million will convert to non-DST subaccounting platforms.  The Company also expects that 3.6 million new subaccounts will convert to TA2000 Subaccounting from non-DST platforms in third quarter 2008.

In summary, based on accounts serviced at March 31, 2008 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during the remainder of 2008), registered accounts and subaccounts serviced at December 31, 2008 is estimated to approximate 113.6 million and 9.7 million, respectively.  The actual number of accounts estimated to convert to and from various DST systems, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants represent the number of active participants processed on DST’s TA2000/TRAC platform.  DC participants were 4.9 million at March 31, 2008, an increase of 0.3 million and 0.1 million participants as compared to March 31, 2007 and December 31, 2007, respectively.

Active U.S. AWD workstations were 92,800 at March 31, 2008, an increase of 0.7% over year-end 2007 levels.

International operating revenues for the three months ended March 31, 2008 were $37.9 million, a decrease of $1.6 million as compared to the first three months of 2007, primarily from lower AWD and investment management accounting software and service revenues, primarily from reduced software license fees, partially offset by higher international professional services revenues.  Active international AWD workstations were 35,500 at March 31, 2008, unchanged from year-end 2007 levels.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $11.1 million of software license fee revenues for the three months ended March 31, 2008, a decrease of $5.6 million compared to the same period in 2007, primarily from lower levels of investment management and AWD software license fees.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three months ended March 31, 2008 increased $5.7 million or 2.7% compared to the same period in 2007.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $17.8 million during the three months ended March 31, 2008, an increase of $1.5 million as compared to the same period in 2007.  Excluding reimbursable operating expenses, costs and expenses increased $4.2 million to $197.5 million, primarily from higher personnel and travel costs incurred to support new customers and higher volumes of international professional services revenues.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2008 increased $1.5 million or 8.2% as compared to the three months ended March 31, 2007.  The increase was primarily from depreciation expense on new asset additions.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2008 was $69.4 million, an increase of $5.6 million or 8.8% as compared to the three months ended March 31, 2007, primarily from higher mutual fund shareowner processing revenues, partially offset by lower software license fee revenues, lower contributions from international operations and increased depreciation expense.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2008 were $281.9 million, a decrease of $10.1million or 3.5% as compared to 2007.  Output Solutions Segment operating revenues for the three months ended March 31, 2008 were $142.7 million, a decrease of $6.5 million or 4.4% as compared to the same period in 2007, primarily from lower U.S. images produced and a contract termination fee of $3.1 million in 2007.  Out-of-pocket revenues for the three months ended March 31, 2008 were $139.2 million, a decrease of $3.6 million or 2.5 % as compared to the same period in 2007.

Output Solutions Segment images produced for the three months ended March 31, 2008 totaled 3.8 billion, a decrease of 0.5 billion or 11.6% as compared to the same period in 2007.  Increased volumes were more than offset by certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced.  The Company expects this trend to continue in 2008.  If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solution’s revenues and profitability.  Operating revenue per image increased 11.2% from first quarter 2007 resulting from lower relative volumes from customers with lower unit pricing.

Items mailed during the three months ended March 31, 2008 totaled 709.9 million, an increase of 15.7 million or 2.3% as compared to the same period in 2007, primarily due to the conversion of a new telecommunications client during fourth quarter 2007.  Items mailed are reflective of the number of our clients’ underlying accounts/subscribers/customers who receive their communications via paper.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three months ended March 31, 2008 decreased $9.2 million or 3.4% as compared to the first quarter of 2007.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $139.2 million during the three months ended March 31, 2008, a decrease of $3.6 million as compared to 2007.  Excluding reimbursable operating expenses, costs and expenses decreased $5.6 million during the three months ended March 31, 2008 to $119.7 million, primarily from lower material and lower leased equipment costs resulting from the implementation of owned digital print and insertion technologies.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three months ended March 31, 2008 decreased $0.6 million or 6.1% compared to the first quarter of 2007, as a result of the Company’s use of accelerated depreciation methods on printers and inserters.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2008 was $13.8 million, a decrease of $0.3 million as compared to the same period in 2007, primarily from lower U.S. images produced, a contract termination fee of $3.1 million in 2007, partially offset by lower material and lower leased equipment costs resulting from the implementation of owned digital print and insertion technologies, and lower depreciation as a result of the Company’s use of accelerated depreciation methods on printers and inserters.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of pocket reimbursements and intersegment operating revenues, were $15.1 million for the three months ended March 31, 2008, a decrease of $0.8 million or 5.0%, as compared to the same period in 2007.  Revenues are primarily derived from real estate activities.  The majority of the real estate revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.0 million for the three months ended March 31, 2008, a decrease of $0.8 million or 5.1%, as compared to the same period in 2007, primarily from lower rental income associated with the sale of office buildings in second quarter 2007 and the sale of other properties in first quarter 2007.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses increased $0.1 million during the three months ended March 31, 2008 as compared to the same period in 2007.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.3 million during the three months ended March 31, 2008 as compared to the first quarter of 2007, primarily from sale of properties in 2007.

Income from operations

Investments and Other Segment income from operations was $2.9 million for the three months ended March 31, 2008, a decrease of $0.6 million or 17.1% compared to the first quarter 2007, primarily from lower rental income associated with the sale of properties, partially offset by lower depreciation expense.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31,	December 31,
	2008	2007

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	68.1	71.0
Tax-advantaged:
IRA mutual fund accounts	27.8	27.5
Other retirement accounts	4.7	4.7
TRAC mutual fund accounts	5.4	5.3
Section 529 and Educational IRA’s	9.0	8.7
	46.9	46.2
Total registered accounts	115.0	117.2
Subaccounts	4.9	1.9
Total accounts serviced	119.9	119.1

International
United Kingdom (1)	5.8	5.8
Canada (2)	10.9	7.5

TRAC participants (millions)	4.9	4.8
Automated Work Distributor workstations (thousands)	128.3	127.7
DST Health Solutions covered lives (millions)	24.5	24.5

	For the Three Months
	Ended March 31,
	2008	2007
Output Solutions Operating Data
Images produced (billions)	3.8	4.3
Items mailed (billions)	0.7	0.7

Other Operating Data
Pharmacy claims processed by Argus (millions)	148.1	146.8

(1)  Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)  Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2008 and 2007 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $52.2 million and $59.1 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in operating cash flows during 2008 is attributable to higher payments of accounts payable and accrued liabilities during first quarter 2008 as compared to first quarter 2007.  The Company had $103.7 million of cash and cash equivalents at March 31, 2008, a decrease of $5.7 million from December 31, 2007.  Operating cash flows during first quarter 2008 resulted principally from net income of $72.2 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $30.6 million and equity in earnings of unconsolidated affiliates of $8.7 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $60.1 million, increases in accounts receivable of $11.1 million and decreases in income taxes payable of $15.1 million.

Cash Management Service

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $132.5 million and $177.4 million of mutual fund transfer agency client investments and deposits at March 31, 2008 and December 31, 2007, respectively.

Investing Activities

Cash flows used by investing activities were $37.1 million and $6.7 million during the three months ended March 31, 2008 and 2007, respectively.  The Company received net proceeds of approximately $36.7 million during first quarter 2007 from the repayment of loans by unconsolidated affiliates.

Capital Expenditures

During the three months ended March 31, 2008, the Company expended $16.5 million on capital expenditures.  Of this total, approximately $1.8 million related to the Investments and Other Segment (primarily buildings and building improvements) and the remaining $14.7 million related to purchases by the Financial Services Segment and the Output Solutions Segment.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $31.0 million of investments in available-for-sale and other securities during the three months ended March 31, 2008, as compared to $46.1 million during the three months ended March 31, 2007.  During the three months ended March 31, 2008, the Company received $11.3 million from the sale of investments in available-for-sale and other securities as compared to $16.5 million in the comparable 2007 period.

Financing Activities

Cash flows used by financing activities were $20.8 million and $27.1 million for the three months ended March 31, 2008 and 2007, respectively.  Cash outflows from share repurchases of $398.6 million were offset by $397.7 million of cash inflows from borrowings on revolving credit facilities.

Common Stock Issuances and Repurchases

The Company received proceeds of $1.5 million and $28.0 million from the issuance of common stock upon the exercise of employee stock options during the three months ended March 31, 2008 and 2007, respectively.  The decrease in proceeds from stock option exercises is attributable to lower volumes of stock options exercised in first quarter 2008 as compared to first quarter 2007.

On January 18, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  The Company repurchased approximately 5,625,244 shares of DST common stock for $394.9 million or approximately $70.20 per share during the three months ended March 31, 2008.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.  At March 31, 2008, the Company had approximately 1.2 million shares remaining to be purchased under this plan.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $3.7 million and $12.4 million during the three months ended March 31, 2008 and 2007, respectively.

Off Balance Sheet Obligations

As of March 31, 2008, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its line of credit facilities increased $397.7 million during the three months ended March 31, 2008.  The Company had $1,436.3 million and $1,061.1 million of debt outstanding at March 31, 2008 and December 31, 2007, respectively.

Senior Convertible Debentures

Holders of the Company’s $840 million senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007.  Actual conversions for the three months ended March 31, 2008 have been less than $0.1 million and cash was used to settle the principal portion of these conversions.  The senior debentures continue to be convertible through June 30, 2008 as the stock price conversion feature was still in effect at March 31, 2008.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.

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

The Company has entered into agreements with certain third parties, including banks and escrow agents, which provide software escrow, fiduciary and other services to the Company or to its benefit plans or customers.  Under such agreements, the Company has agreed to indemnify such service providers for third party claims relating to the carrying out of their respective duties under such agreements.

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

At March 31, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

OTHER

Comprehensive income (loss)

The Company’s comprehensive income totaled $15.3 million and $84.0 million for the three months ended March 31, 2008 and 2007, respectively.  Comprehensive income includes net income of $72.2 million and $65.4 million for the three months ended March 31, 2008 and 2007, respectively, and other comprehensive loss of $56.9 million and other comprehensive income of $18.6 million for the three months ended March 31, 2008 and 2007, respectively.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments

At March 31, 2008, the Company’s available-for-sale securities had unrealized holding losses of $9.6 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at March 31, 2008 are other than temporary.

The Company recognized investment impairments of $10.2 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively, which the Company believed were other than temporary.  The impairments related to investments held by the Investments and Other Segment and Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the Other income (loss), net line in the Condensed Consolidated Statement of Income.

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

Proposed New Accounting Standards

Earnings Per Share

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $1.01 and $0.84 (versus reported diluted earnings per share of $1.12 and $0.90) for the three months ended March 31, 2008 and 2007, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In March 2008, the FASB recommended the issuance of proposed FASB Staff Position (“FSP”) No.  APB 14-a, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP would be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on DST’s $840 million of senior convertible debentures and may cause the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the operations of its businesses, the Company’s financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.  Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flow of the Company.  Changes in equity values of the Company’s investments have had a material effect on the Company’s comprehensive income and consolidated financial position.

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2008 was approximately $1.4 billion.  The impact of a 10% change in fair value of these investments would be approximately $91.5 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and consolidated financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts for which the Company is the agent.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2008, the Company and its joint ventures had approximately $1.6 billion of cash balances maintained in such accounts, of which $1.5 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease consolidated net income, on an annual basis, by approximately $2.3 million.

At March 31, 2008, the Company had approximately $1.4 billion of debt, of which $549.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At March 31, 2008, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $11.3 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax income or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2008, the Company’s international subsidiaries had approximately $221.6 million in total assets, and for the three months ended March 31, 2008, these international subsidiaries produced approximately $0.9 million in net income.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $22.2 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income by approximately $0.1 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of March 31, 2008.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2007.

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

An increase in subaccounting services performed by brokerage firms could adversely impact our revenues.

Our mutual fund transfer agency competition includes brokerage firms that perform subaccounting services for customers who purchase or sell shares of our clients’ mutual funds.  A brokerage firm typically maintains an “omnibus” account with us that represents the aggregate number of shares of a mutual fund owned by the brokerage firm’s customers.  The omnibus account structure results in fewer mutual fund shareowner accounts on our systems, which adversely affects our revenues.

We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting.  As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis.  There is a risk that clients who determine to use the omnibus accounting structure of brokerage firms would convert accounts currently on our traditional recordkeeping system to our subaccounting system, or to the subaccounting systems of other transfer agents, which could result in lower revenues.

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

Our clients are subject to government regulation that could affect our business.

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

We cannot always control when and whether events occur, that could cause varying financial results.  Unfavorable results may occur that we did not anticipate or take advance action to address.  The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions and costs for starting up significant client operations, for hiring staff, and for developing products.  Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors’ new products or services.

Our revenues and profit margins could decrease if clients cancel contracts, fail to renew contracts, renegotiate contracts or use our services at less than anticipated rates.

Client contract terminations, non-renewals, renegotiations or under- utilization of our services could decrease our revenues and profit margins.  We derive revenue by selling products and services under long-term contracts.  We cannot unilaterally extend the terms of these contracts when they expire.  Some of these contracts contain “termination for convenience” clauses, which enable clients to cancel the agreements by providing written notice to us.  Any failure to extend these contracts under their current terms, or any early termination of these contracts by customers, could adversely affect our business.

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

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, Argus Health Systems, Inc. and various real estate joint ventures.  Our interests in these companies are subject to buy/sell arrangements, which may restrict our ability to sell our interests when we believe it is prudent to do so.  These arrangements may also require that we purchase the other owners’ interests to prevent someone else from acquiring them.  The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

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

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover, which is not approved by our Board of Directors.  The provisions include:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	648,050	(1)	72.34	607,222	6,256,978	(2)
February 1 - February 29	2,273,546	(1)	72.64	2,269,614	3,987,364	(2)
March 1 - March 31	2,749,135	(1)	67.85	2,748,408	1,238,956	(2)

(1)   For the three months ended March 31, 2008, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 45,487 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 40,828 shares were purchased in January 2008, 3,932 shares were purchased in February 2008 and 727 shares were purchased in March 2008.

(2)   On January 18, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)           Disclosure of Unreported 8-K Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On May 5, 2008, the DST Board of Directors considered and approved the recommendation of its Compensation Committee with respect to future  grants of DST common stock made to non-employee directors under the 2005 Non-Employee Directors’ Award Plan (the “Plan”).  Under the Plan, equity grants are made to new non-employee directors as of the date of their election to the Board.  Each year, incumbent non-employee directors receive automatic equity grants under the Plan as of the date of each annual stockholders’ meeting immediately after which they will continue to serve on the Board.  Certain terms of the equity grants, including restrictions upon transfer, if any, are determined by the Board from time to time.  A one-year transfer restriction period has applied to Plan grants made since May 8, 2007.  The Board has concluded that no transfer restriction period shall apply to future Plan grants until such time as the Board otherwise determines. The Board did not modify the method for determining the number of shares to be granted, which is described in the Proxy Statement for the 2008 Annual Stockholders’ Meeting, filed March 19, 2008.

(b)           Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)   Exhibits:

31.1	Certification of Chief Executive Officer of Registrant
31.2	Certification of Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 8, 2008.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)