Form 10-Q
period 2008-06-30
DST SYSTEMS INC
filed 2008-08-05
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares outstanding of the Company’s common stock as of July 31, 2008:

Common Stock $0.01 par value – 52,154,929

DST Systems, Inc.

Form 10-Q

June 30, 2008

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2008

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

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year 2008.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$115.4	$109.4
Transfer agency investments	151.1	177.4
Accounts receivable	231.6	298.0
Deferred income taxes	32.1	30.7
Other assets	54.6	123.5
	584.8	739.0

Investments	1,740.9	1,940.3
Properties	466.8	494.1
Goodwill	117.8	117.9
Intangible assets	32.5	34.5
Other assets	70.3	70.1
Total assets	$3,013.1	$3,395.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$947.7	$963.9
Transfer agency deposits	151.1	177.4
Accounts payable	60.8	69.8
Accrued compensation and benefits	93.3	127.3
Deferred revenues and gains	66.0	69.7
Other liabilities	111.9	118.1
	1,430.8	1,526.2

Long-term debt	468.9	97.2
Income taxes payable	71.6	100.0
Deferred income taxes	349.9	452.8
Other liabilities	64.6	60.6
Total liabilities	2,385.8	2,236.8
Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	149.3	142.1
Retained earnings	2,451.0	2,328.9
Treasury stock (42.1 million and 34.5 million shares, respectively), at cost	(2,489.9)	(1,979.7)
Accumulated other comprehensive income	515.9	666.8
Total stockholders’ equity	627.3	1,159.1
Total liabilities and stockholders’ equity	$3,013.1	$3,395.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Operating revenues	$426.6	$417.2	$857.4	$843.4
Out-of-pocket reimbursements	146.3	149.8	303.3	308.9

Total revenues	572.9	567.0	1,160.7	1,152.3

Costs and expenses	458.9	445.5	931.7	921.3
Depreciation and amortization	31.0	31.6	61.6	61.5

Income from operations	83.0	89.9	167.4	169.5

Interest expense	(13.8)	(19.4)	(26.5)	(37.6)
Other income (expense), net	(2.5)	13.9	(6.9)	26.7
Equity in earnings of unconsolidated affiliates	11.6	22.5	20.3	47.3

Income before income taxes	78.3	106.9	154.3	205.9
Income taxes	28.4	34.1	32.2	67.7

Net income	$49.9	$72.8	$122.1	$138.2

Average common shares outstanding	51.6	61.6	53.8	62.4
Average diluted shares outstanding	58.0	71.8	61.1	71.8

Basic earnings per share	$0.97	$1.18	$2.27	$2.22
Diluted earnings per share	$0.86	$1.01	$2.00	$1.91

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows — operating activities:
Net income	$122.1	$138.2
Depreciation and amortization	61.6	61.5
Net realized (gain) loss on investments	17.5	(8.1)
(Gain) loss on sale of properties	0.1	(13.8)
Amortization of share-based compensation	16.8	13.7
Equity in earnings of unconsolidated affiliates	(20.3)	(47.3)
Deferred income taxes	(10.8)	10.6
Changes in accounts receivable	36.3	13.5
Changes under accounts receivable securitization program	30.0	200.0
Changes in accounts payable and accrued liabilities	(38.1)	(17.2)
Changes in income taxes payable	(10.6)	(1.1)
Other, net	3.2	1.6
Total adjustments to net income	85.7	213.4
Net	207.8	351.6
Cash flows — investing activities:
Capital expenditures	(38.2)	(45.0)
Proceeds from (investments in and advances to) unconsolidated affiliates	(34.9)	33.2
Investments in securities	(59.0)	(73.0)
Proceeds from sale of investments	54.9	33.9
Proceeds from sale of properties		42.4
Proceeds from sale of Asurion	39.2
Other, net	(0.4)
Net	(38.4)	(8.5)
Cash flows — financing activities:
Proceeds from issuance of common stock	3.7	66.8
Principal payments on debt	(34.6)	(16.2)
Net borrowings on revolving credit facilities	388.2	(74.3)
Common stock repurchased	(521.3)	(297.9)
Excess tax benefits from share based compensation	0.6	12.2
Net	(163.4)	(309.4)

Net increase in cash and cash equivalents	6.0	33.7
Cash and cash equivalents, beginning of period	109.4	60.6

Cash and cash equivalents, end of period	$115.4	$94.3

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2008, and the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year 2008.

2. Other Current Assets

Included in other current assets are the following items (in millions):

	June 30,	December 31,
	2008	2007

Income tax recoverable	$8.8	$29.8
Prepaid expenses	22.8	29.6
Inventories	15.1	16.0
Other	7.9	8.9
Receivable from Asurion		39.2
	$54.6	$123.5

3.  Investments

Investments are as follows (in millions):

	2008	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2008	2007
Available-for-sale securities:
State Street Corporation	3%	$723.7	$918.4
Computershare Ltd.	5%	261.4	256.0
Euronet Worldwide	4%	31.8	56.5
Other available-for-sale securities		223.7	279.2
		1,240.6	1,510.1
Unconsolidated affiliates:
Boston Financial Data Services	50%	161.6	151.0
International Financial Data Services, U.K.	50%	63.5	57.3
International Financial Data Services, Canada	50%	27.1	24.4
Argus Health Systems	50%	16.6	16.1
Unconsolidated real estate affiliates		97.7	62.3
Other unconsolidated affiliates		9.2	9.8
		375.7	320.9
Other:
Trading securities		45.5	51.3
Held-to-maturity		3.3	3.7
Investments, at cost		75.8	54.3
		124.6	109.3
Total investments		$1,740.9	$1,940.3

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	June 30,	December 31,
	2008	2007

Book cost basis	$431.7	$466.3
Gross unrealized gains	822.9	1,053.9
Gross unrealized losses	(14.0)	(10.1)
Market value	$1,240.6	$1,510.1

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of June 30, 2008 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$110.7	$13.8	$0.9	$0.2	$111.6	$14.0

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

The Company recognized $15.8 million and $26.0 million of investment impairments for the three and six months ended June 30, 2008 and $1.5 million and $2.0 million for the three and six months ended June 30, 2007, which the Company believed were other than temporary.  Impairments recorded during the three and six months ended June 30, 2008 and 2007 relate to available-for-sale and cost method investments in the Investments and Other Segment and the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net line in the statement of income.

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $151.1 million and $177.4 million of transfer agency investments and deposits at June 30, 2008 and December 31, 2007, respectively.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

BFDS	$4.7	$8.1	$10.6	$16.0
IFDS, U.K.	2.9	3.9	5.9	7.4
IFDS, Canada	1.9	0.1	2.4	2.5
Argus	0.1	0.7	0.4	1.9
Other	2.0	(0.8)	1.0	(2.4)
Asurion		10.5		21.9
	$11.6	$22.5	$20.3	$47.3

In June 2008, the Company loaned $34.5 million at variable rates of interest, secured by real estate and maturing on December 31, 2012, to an unconsolidated real estate joint venture.  The other partner in the joint venture guaranteed 60% of the loan balance.

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s condensed consolidated financial statements.

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

As of June 30, 2008, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	6/30/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$1,240.6	$1,240.6	$	$
Trading securities	45.5	45.5
Total	$1,286.1	$1,286.1	$	$

At June 30, 2008, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $14.8 million (DST’s proportionate share is $7.4 million).  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2008, by segment (in millions):

	December 31,				June 30,
	2007	Acquisitions	Disposals	Other	2008

Financial Services	$108.5	$0.4	$	$(0.5)	$108.4
Output Solutions	9.4				9.4

Total	$117.9	$0.4	$	$(0.5)	$117.8

Intangible Assets

The following table summarizes intangible assets for the six months ended June 30, 2008, by segment (in millions):

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$36.7	$6.4	$36.7	$4.6
Other	3.8	1.6	3.8	1.4

Total	$40.5	$8.0	$40.5	$6.0

Amortization of intangible assets for the three and six months ended June 30, 2008 was approximately $1.0 million and $2.0 million, respectively.  Amortization of intangibles for the three and six months ended June 30, 2007 was approximately $0.5 million and $1.1 million, respectively.  The Company estimates that amortization expense attributable to intangible assets recorded as of June 30, 2008 will be approximately $1.9 million for the remainder of 2008, $3.6 million for 2009, $3.1 million for 2010, $3.0 million for 2011, $2.8 million for 2012 and $18.1 million thereafter.

6.  Debt

Senior Convertible Debentures

Holders of the Company’s senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008 and June 30, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007 and March 31, 2008.  Actual conversions for the six months ended June 30, 2008 have been less than $0.1 million and the Company used cash to settle the principal portion of these conversions.  The senior debentures continue to be convertible through September 30, 2008 as the stock price conversion feature was still in effect at June 30, 2008.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.  At June 30, 2008 and December 31, 2007, the Company had $839.8 million of senior convertible debentures outstanding all of which is classified as a current liability.

Syndicated Line of Credit

The Company amended its $600 million syndicated line of credit facility as of June 16, 2008 to extend an expiring provision that allowed liens on real property securing indebtedness.  At June 30, 2008 and December 31, 2007, the Company had $438.9 million and $48.7 million, respectively, of indebtedness under the syndicated line of credit facility.

Equipment Credit Facility

The Company entered into a $50 million unsecured credit facility with a vendor in June 2008.  Proceeds from loans made under the credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013.  Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  At June 30, 2008, $0.4 million was outstanding under the equipment credit facility.

7.  Income Taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 36.3% and 20.9% for the three and six months ended June 30, 2008, respectively, compared to 31.9% and 32.9% for the three and six months ended June 30, 2007, respectively.  The higher effective tax rate for the three months ended June 30, 2008, compared to the same period in the prior year, is primarily due to a net increase in the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  The lower effective tax rate for the six months ended June 30, 2008, compared to the same period in the prior year, is primarily due to an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48, (including approximately $10.4 million of interest and penalties).  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

8.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$49.9	$72.8	$122.1	$138.2
Dilutive securities at unconsolidated affiliates		(0.6)		(1.1)
Net income for dilutive computation	$49.9	$72.2	$122.1	$137.1

Average common shares outstanding (excluding restricted stock)	51.6	61.6	53.8	62.4

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	6.4	10.2	7.3	9.4

Average diluted shares outstanding	58.0	71.8	61.1	71.8

Basic earnings per share	$0.97	$1.18	$2.27	$2.22
Diluted earnings per share	$0.86	$1.01	$2.00	$1.91

The Company had approximately 53.3 million and 63.4 million shares outstanding at June 30, 2008 and 2007, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.6 million and 2.5 million at June 30, 2008 and 2007, respectively, are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  There were no anti-dilutive shares from options to purchase common stock during the three and six months ended June 30, 2008 and 2007, respectively.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  There was additional dilution of approximately 3.5 million shares and 4.4 million shares for the three and six months ended June 30, 2008 and 6.5 million shares and 5.9 million shares for the three and six months ended June 30, 2007, related to the Company’s average daily share price exceeding $49.08 per share.

Stock repurchases

On May 12, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The Company repurchased 1,998,421 shares of DST common stock for $121.7 million or approximately $60.90 per share during the three months ended June 30, 2008.  For the six months ended June 30, 2008, the Company had repurchased 7,623,665 shares of DST common stock for $516.6 million at an average cost of $67.76 per share.  At June 30, 2008, approximately 4.2 million shares remained under the existing share repurchase authorization plan.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$49.9	$72.8	$122.1	$138.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(169.8)	72.8	(261.3)	98.2
Proportional share of unconsolidated affiliate interest rate swap	7.1	5.9	(0.5)	6.3
Less reclassification adjustments for net (gains) losses included in net income	0.1	(3.9)	10.6	(8.1)
Foreign currency translation adjustments	7.4	7.2	8.8	12.7
Deferred income taxes	61.2	(28.9)	91.5	(37.4)

Other comprehensive income (loss)	(94.0)	53.1	(150.9)	71.7

Comprehensive income (loss)	$(44.1)	$125.9	$(28.8)	$209.9

9.                          Accounts Receivable Securitization Program

On May 22, 2008, the Company renewed its $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit.  The first amendment to the receivables purchase agreement (originally dated May 24, 2007) extends the conduit’s purchase commitment until May 21, 2009.  At June 30, 2008 and December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $100 million and $70 million, respectively.

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

The Company has letters of credit of $6.2 million and $3.3 million outstanding at June 30, 2008 and December 31, 2007, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at June 30, 2008 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At June 30, 2008, total borrowings on the loan were $28.6 million and the Company’s guarantee totaled $2.0 million.

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

At June 30, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

11.  Accounting Standards

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on DST’s senior convertible debentures and may cause the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

Earnings Per Share

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all of the senior convertible debentures would be converted to equity.  The revised SFAS 128 exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

In first quarter 2008, the Company changed the measurement of certain cost components of its Output Solutions Segment.  The Output Solutions Segment leases its Connecticut, Missouri and California production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three and six months ended June 30, 2007 and the years ended December 31, 2007, 2006 and 2005 are included in the tables below.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.  The impact of this change increased Output

Solutions income from operations by $2.0 million and $3.7 million for the three and six months ended June 30, 2008, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2007.  The impact of this change correspondingly increased the Segment Eliminations loss from operations by $2.0 million and $3.7 million for the three and six months ended June 30, 2008, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2007.

Information concerning total assets by reporting segment is as follows (in millions):

	June 30,	December 31,
	2008	2007

Financial Services	$1,553.4	$1,770.9
Output Solutions	242.5	261.0
Investments and Other	1,412.3	1,651.7
Elimination Adjustments	(195.1)	(287.7)
	$3,013.1	$3,395.9

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

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	For the Three Months Ended June 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$292.3	$131.1	$3.2	$	$426.6
Intersegment operating revenues	2.2		11.9	(14.1)
Out-of-pocket reimbursements	19.0	127.3	0.1	(0.1)	146.3
Total revenues	313.5	258.4	15.2	(14.2)	572.9

Costs and expenses	218.7	241.5	10.1	(11.4)	458.9
Depreciation and amortization	20.3	9.5	2.0	(0.8)	31.0

Income (loss) from operations	74.5	7.4	3.1	(2.0)	83.0
Other income (expense), net	(2.2)	(0.2)	(0.1)		(2.5)
Equity in earnings of unconsolidated affiliates	10.0		1.6		11.6

Earnings before interest and income taxes	$82.3	$7.2	$4.6	$(2.0)	$92.1

	For the Three Months Ended June 30, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$278.2	$135.8	$3.2	$	$417.2
Intersegment operating revenues	2.0		12.5	(14.5)
Out-of-pocket reimbursements	15.2	134.5	0.1		149.8
Total revenues	295.4	270.3	15.8	(14.5)	567.0

Costs and expenses	207.3	252.1	(1.9)	(12.0)	445.5
Depreciation and amortization	19.2	10.7	2.3	(0.6)	31.6

Income (loss) from operations	68.9	7.5	15.4	(1.9)	89.9
Other income, net	3.3		10.6		13.9
Equity in earnings (losses) of unconsolidated affiliates	24.1		(1.6)		22.5

Earnings before interest and income taxes	$96.3	$7.5	$24.4	$(1.9)	$126.3

Earnings before interest and income taxes in the segment reporting information above less interest expense of $13.8 million and $19.4 million for the three months ended June 30, 2008 and 2007, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	For the Six Months Ended June 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$577.2	$273.8	$6.4	$	$857.4
Intersegment operating revenues	4.1		23.7	(27.8)
Out-of-pocket reimbursements	36.8	266.5	0.2	(0.2)	303.3
Total revenues	618.1	540.3	30.3	(28.0)	1,160.7

Costs and expenses	434.0	500.4	20.2	(22.9)	931.7
Depreciation and amortization	40.2	18.7	4.1	(1.4)	61.6

Income (loss) from operations	143.9	21.2	6.0	(3.7)	167.4
Other income (expense), net	(6.7)	(0.4)	0.2		(6.9)
Equity in earnings of unconsolidated affiliates	19.2		1.1		20.3

Earnings before interest and income taxes	$156.4	$20.8	$7.3	$(3.7)	$180.8

	For the Six Months Ended June 30, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$551.9	$285.0	$6.5	$	$843.4
Intersegment operating revenues	3.8		25.0	(28.8)
Out-of-pocket reimbursements	31.5	277.3	0.2	(0.1)	308.9
Total revenues	587.2	562.3	31.7	(28.9)	1,152.3

Costs and expenses	416.9	520.2	8.1	(23.9)	921.3
Depreciation and amortization	37.6	20.5	4.7	(1.3)	61.5

Income (loss) from operations	132.7	21.6	18.9	(3.7)	169.5
Other income, net	6.5		20.2		26.7
Equity in earnings (losses) of unconsolidated affiliates	50.8		(3.5)		47.3

Earnings before interest and income taxes	$190.0	$21.6	$35.6	$(3.7)	$243.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $26.5 million and $37.6 million for the six months ended June 30, 2008 and 2007, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

In first quarter 2008, the Company changed the measurement of certain cost components of its Output Solutions Segment.  The Output Solutions Segment leases its Connecticut, Missouri and California production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three and six months ended June 30, 2007 are included in the information that follows.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.

Investments and Other

The Investments and Other Segment holds investments in equity securities, private equity funds, and certain financial interests, and the Company’s real estate subsidiaries and affiliates.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.2 billion at June 30, 2008, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $723.7 million, $261.4 million and $31.8 million, respectively, based on closing exchange values at June 30, 2008.  Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Operating revenues
Financial Services	$294.5	$280.2	$581.3	$555.7
Output Solutions	131.1	135.8	273.8	285.0
Investments and Other	15.1	15.7	30.1	31.5
Elimination Adjustments	(14.1)	(14.5)	(27.8)	(28.8)
	426.6	417.2	857.4	843.4
% change from prior year period	2.3%		1.7%

Out-of-pocket reimbursements
Financial Services	19.0	15.2	36.8	31.5
Output Solutions	127.3	134.5	266.5	277.3
Investments and Other	0.1	0.1	0.2	0.2
Elimination Adjustments	(0.1)		(0.2)	(0.1)
	146.3	149.8	303.3	308.9
% change from prior year period	(2.3)%		(1.8)%

Total revenues	$572.9	$567.0	$1,160.7	$1,152.3
% change from prior year period	1.0%		0.7%

Income from operations
Financial Services	$74.5	$68.9	$143.9	$132.7
Output Solutions	7.4	7.5	21.2	21.6
Investments and Other	3.1	15.4	6.0	18.9
Elimination Adjustments	(2.0)	(1.9)	(3.7)	(3.7)
	83.0	89.9	167.4	169.5

Interest expense	(13.8)	(19.4)	(26.5)	(37.6)
Other income (expense), net	(2.5)	13.9	(6.9)	26.7
Equity in earnings of unconsolidated affiliates	11.6	22.5	20.3	47.3
Income before income taxes	78.3	106.9	154.3	205.9
Income taxes	28.4	34.1	32.2	67.7
Net income	$49.9	$72.8	$122.1	$138.2

Basic earnings per share	$0.97	$1.18	$2.27	$2.22
Diluted earnings per share	$0.86	$1.01	$2.00	$1.91

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2008, increased $5.9 million or 1.0% and $8.4 million or 0.7%, respectively, compared to the same periods in 2007.  Consolidated operating revenues for the three months ended June 30, 2008, increased $9.4 million or 2.3% as compared to the same period in 2007, primarily from increases in mutual fund shareowner processing revenues, AWD software license fees, and AWD and DST Health Solutions professional services, partially offset by lower Output Solutions operating revenues.  Consolidated operating revenues for the six months ended June 30, 2008, increased $14.0 million or 1.7% as compared to the same period in 2007, primarily from the increases in mutual fund shareowner processing services, partially offset by lower Output Solutions operating revenues attributable to lower images produced and a $3.1 million contract termination fee in first quarter 2007.

Consolidated OOP reimbursements during the three and six months ended June 30, 2008 decreased $3.5 million or 2.3% and $5.6 million or 1.8%, respectively, compared to 2007.  Higher Financial Services OOP reimbursement revenues during the three and six months ended June 30, 2008 were offset by lower Output Solutions OOP reimbursement revenues resulting from changes in customer postage programs.

Income from operations

Consolidated income from operations for the three months ended June 30, 2008 was $83.0 million, a decrease of $6.9 million or 7.7% compared to the same period in 2007, attributable to lower contributions from the Investments and Other Segment which recorded a $12.4 million gain in 2007 from the sale of office buildings, and lower contributions from international financial services operations in 2008 due to decreased demand for AWD and investment management software and services and higher personnel costs, partially offset by higher contributions from mutual fund shareowner processing and AWD software license fee revenues in 2008.  Consolidated income from operations for the six months ended June 30, 2008 was $167.4 million, a decrease of $2.1 million or 1.2% compared to the same period in 2007, attributable to lower contributions from the Investments and Other Segment which recorded a $12.4 million gain in 2007 from the sale of office buildings, lower contributions from international financial services operations in 2008 due to decreased demand for AWD and investment management software and services and higher personnel costs, lower software license fee revenues, partially offset by higher contributions from mutual fund shareowner processing in 2008.

Interest expense

Interest expense for the three and six months ended June 30, 2008 was $13.8 million and $26.5 million, respectively, a decrease of $5.6 million or 28.9% and $11.1 million or 29.5%, respectively, compared to the same periods in 2007, primarily from lower average interest rates and lower average debt balances.  Share repurchase activities during the three and six months ended June 30, 2008 significantly increased debt levels, which is expected to increase interest expense in future quarters.  Costs associated with the accounts receivable securitization program are included in other income (expense), as mentioned below.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2008 was a $2.5 million expense, versus income of $13.9 million in the same period in 2007.  During the three months ended June 30, 2008, the Company recorded $15.8 million of investment impairments and $9.8 million of gains from the sale of investments as compared to the three months ended June 30, 2007 when the Company recorded $1.5 million of investment impairments and $6.2 million of gains from the sale of investments.  Absent net gains (losses) on securities and other investments, other income decreased $5.7 million for the three months ended June 30, 2008 primarily attributable to increased unrealized losses on marketable securities designated as trading in the amount of $3.8 million, lower other income resulting from a $1.5 million gain recorded in second quarter 2007 from the favorable settlement of a prior business acquisition dispute, and higher program fees for the accounts receivable securitization program initiated in second quarter 2007.

Other income (expense), net for the six months ended June 30, 2008 was a $6.9 million expense, versus income of $26.7 million in the same period in 2007.  During the six months ended June 30, 2008, the Company recorded $26.0 million of investment impairments and $9.5 million of gains from the sale of investments as compared to the six months ended June 30, 2007 when the Company recorded $2.0 million of investment impairments and $10.0 million of gains from the sale of investments.  Absent net gains (losses) on securities and other investments, other income decreased $9.1 million for the three months ended June 30, 2008 primarily attributable to increased unrealized losses on marketable securities designated as trading in the amount of $7.3 million, lower other income resulting from gains of $2.5 million recorded during the six months ended June 30, 2007 from the favorable settlement of a prior business acquisition dispute and the recovery of a Chapter 11 bankruptcy claim of an amount due from a previous customer, higher program fees for the accounts receivable securitization program initiated in second quarter 2007, partially offset by higher dividend income in 2008.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

BFDS	$4.7	$8.1	$10.6	$16.0
IFDS, U.K.	2.9	3.9	5.9	7.4
IFDS, Canada	1.9	0.1	2.4	2.5
Argus	0.1	0.7	0.4	1.9
Other	2.0	(0.8)	1.0	(2.4)
Asurion		10.5		21.9
	$11.6	$22.5	$20.3	$47.3

Equity in earnings of unconsolidated affiliates declined $10.9 million and $27.0 million for the three and six months ended June 30, 2008, as compared to the same periods for 2007.  No equity in earnings of Asurion was recorded in 2008 versus $10.5 million and $21.9 million for the three and six months ended June 30, 2007, and lower equity in earnings of BFDS, IFDS and Argus were recorded.  As previously announced, DST sold the majority of its equity interest in Asurion on July 2, 2007 and now accounts for this investment under the cost basis.

Certain of the Company’s joint ventures and, to a lesser extent, the Company, derive investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by the joint ventures were $1.4 billion during both the three months ended June 30, 2008 and 2007.  Average interest rates earned on the balances declined from 4.94% in second quarter 2007 to 2.09% in second quarter 2008.  The net effect of these fluctuations resulted in an approximate $10.5 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity of earnings of unconsolidated affiliates of approximately $3.2 million during second quarter 2008.  Average daily balances invested by the joint ventures were $1.4 billion during both the six months ended June 30, 2008 and 2007.  Average interest rates earned on the balances declined from 5.0% during the six months ended June 30, 2007 to 2.75% for the same period in 2008.  The net effect of these fluctuations resulted in an approximate $16.2 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity of earnings of unconsolidated affiliates of approximately $4.9 million during the six months ended June 30, 2008.

DST’s equity in BFDS earnings for the three and six months ended June 30, 2008 decreased $3.4 million and $5.4 million, respectively, compared to the same periods in 2007.  The decline in earnings for the three and six months ended June 30, 2008 is primarily attributable to lower investment earnings resulting from lower interest rates on cash balances maintained by BFDS on behalf of customers and costs associated with a reduction in staffing levels. DST’s equity in IFDS U.K. earnings for the three and six months ended June 30, 2008 decreased $1.0 million and $1.5 million, respectively, compared to the same periods in 2007, primarily from higher compensation costs and higher income taxes.  Accounts serviced by IFDS U.K. were 5.8 million at June 30, 2008, unchanged from March 31, 2008, December 31, 2007 and June 30, 2007.

DST’s equity in IFDS Canada earnings for the three and six months ended June 30, 2008 increased $1.8 million and decreased $0.1 million, respectively, compared to the same periods in 2007, primarily due to higher operating revenues associated with higher shareowner accounts, partially offset by increased costs associated with new customer conversions.  Accounts serviced by IFDS Canada were 10.7 million at June 30, 2008, a decrease of 200,000 or 1.8% from March 31, 2008, an increase of 3.2 million accounts or 42.7% from December 31, 2007 and an increase of 3.3 million or 44.6% from June 30, 2007, primarily from the January 2008 conversion of a new remote mutual fund client with approximately 3.2 million accounts.

DST’s equity in Argus Health Systems earnings for the three and six months ended June 30, 2008 decreased $0.6 million and $1.5 million, respectively, as compared to the same periods in 2007.  The decline in earnings during the three months ended June 30, 2008 is primarily attributable to lower investment earnings from lower interest rates on cash balances maintained by Argus on behalf of customers.  The decline in earnings for the six months ended June 30, 2008 is attributable to lower investment earnings due to a reduction in interest rates and higher operating costs in connection with the processing of higher volumes of claims.

The Other category in the table above includes principally various real estate joint ventures.  DST’s equity in other unconsolidated affiliates during the three and six months ended June 30, 2008 increased $2.8 million and $3.4 million, respectively, as compared to the same periods in the prior year, primarily attributable to a gain from the early extinguishment of debt at a real estate joint venture and higher rental revenues and cost efficiencies on various real estate joint ventures.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 36.3% and 20.9% for the three and six months ended June 30, 2008, respectively, compared to 31.9% and 32.9% for the three and six months ended June 30, 2007, respectively.  The higher effective tax rate for the three months ended June 30, 2008, compared to the same period in the prior year, is primarily due to a net increase in the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109”.  The lower effective tax rate for the six months ended June 30, 2008, compared to the same period in the prior year, is primarily due to an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48, (including approximately $10.4 million of interest and penalties).  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  Excluding the effects of discrete period items, the Company estimates its recurring tax rate for the remainder of 2008 to be 35.5%.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2008 were $313.5 million and $618.1 million, an increase of $18.1 million or 6.1% and $30.9 million or 5.3%, as compared to the same periods in 2007.  Financial Services Segment operating revenues for the three months ended June 30, 2008 were $294.5 million, an increase of $14.3 million or 5.1%, as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services from higher levels of accounts serviced, higher AWD software license fees, and higher AWD and DST Health Solutions professional services.  Financial Services Segment operating revenues for the six months ended June 30, 2008 were $581.3 million, an increase of $25.6 million or 4.6%, as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services from higher levels of accounts serviced, partially offset by lower software license fee revenues from decreased demand.

U.S. operating revenues for the three months ended June 30, 2008 were $255.0 million, an increase of $14.2 million or 5.9%, as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services, AWD software license fees and AWD and DST Health Solutions professional services.  U.S. operating revenues for the six months ended June 30, 2008 were $503.9 million, an increase of $27.1 million or 5.7%, as compared to the same period in 2007, primarily from higher mutual fund shareowner processing services.  U.S. mutual fund servicing revenues during the three and six months ended June 30, 2008 increased approximately 5.3% and 5.6%, respectively, as compared to the same periods in 2007.

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007

Registered accounts:
Non tax-advantaged	67.0	68.1	71.0	66.6
Tax-advantaged	47.4	46.9	46.2	42.1
	114.4	115.0	117.2	108.7

Subaccounts	5.4	4.9	1.9	1.5
Total	119.8	119.9	119.1	110.2

Total accounts serviced at June 30, 2008 were 119.8 million, a decrease of 100,000 accounts as compared to March 31, 2008, an increase of 700,000 accounts or 0.6% from December 31, 2007 and an increase of 9.6 million accounts or 8.7% as compared to June 30, 2007.

Registered accounts represent individually registered shareowner accounts (both tax-advantaged and non tax-advantaged) on the books of the transfer agent.  Total registered accounts decreased 600,000 accounts or 0.5% from the comparable amount at March 31, 2008, comprised of conversions to non-DST subaccounting platforms of 1.6 million and conversions to DST’s subaccounting platform of 200,000, partially offset by net account growth of existing clients of 1.1 million and new client account conversions of 100,000.  The 2.8 million decrease in total registered accounts from December 31, 2007 is comprised of conversions to non-DST subaccounting platforms of 5.0 million, conversions to DST subaccounting platform of 0.3 million, partially offset by account growth from existing clients of 1.9 million and new client account conversions of 0.6 million.  The 5.7 million increase in total registered accounts from June 30, 2007 is primarily attributable to new account conversions and account growth from existing clients.

Tax-advantaged accounts are comprised of accounts used for individual and corporate retirement savings plans and for individual education savings plans.  Included in tax-advantaged accounts are Individual Retirement Accounts or IRAs, defined contribution retirement accounts, and Educational Savings Plan Accounts, which include both Coverdell and Section 529 college plan savings accounts.  Tax-advantaged accounts were 47.4 million at June 30, 2008, an increase of 500,000 or 1.1% as compared to March 31, 2008 and an increase of 1.2 million or 2.6% as compared to December 31, 2007.  The increase is primarily attributable to net account growth from existing clients.  The 5.3 million increase in tax-advantaged accounts serviced from June 30, 2007 is primarily attributable to new account conversions and account growth from existing clients.  Tax-advantaged accounts represent 41.4% of total registered accounts serviced at June 30, 2008.

Subaccounts represent individual mutual fund account positions maintained on behalf of broker/dealers using DST’s subaccounting platform (“TA2000 Subaccounting”).  Subaccounts serviced were 5.4 million at June 30, 2008, an increase of 0.5 million subaccounts or 10.2% as compared to March 31, 2008.  The 0.5 million increase in subaccounts serviced during the three months ended June 30, 2008 is comprised of conversions of new subaccounting clients of 0.2 million from non-DST platforms, conversions of 0.2 million registered accounts from TA2000 and net account growth from existing subaccounting clients of 0.1 million.  The 3.5 million increase in total subaccounts from December 31, 2007 is comprised of 3.1 million of conversions of new subaccounting clients from non-DST platforms, conversions of 0.3 million of registered accounts from TA2000 and net account growth from existing subaccounting clients of 0.1 million.

During the quarter ended June 30, 2008, DST received two new client commitments totaling approximately 0.2 million registered accounts and 0.3 million subaccounts, based on current levels.  The Company anticipates that 1.9 million new registered accounts will convert to TA2000 in third quarter 2008 and 0.2 million new registered accounts will convert in first quarter 2009.  The Company also anticipates that 1.3 million registered accounts will convert to subaccounting platforms during the remainder of 2008, of which 0.8 million will convert to TA2000 Subaccounting and 0.5 million will convert to non-DST subaccounting platforms.  The Company also expects that 3.7 million new subaccounts will convert to TA2000 Subaccounting from non-DST platforms in 2008 and 0.3 million new client subaccounts will convert during 2009 and 2010.

In summary, based on accounts serviced at June 30, 2008 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during the remainder of 2008), total accounts serviced at December 31, 2008 are estimated to be 124.9 million, which are comprised of 115.0 million registered accounts and 9.9 million subaccounts.  The actual number of accounts estimated to convert to and from various DST systems, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants represent the number of participants processed on DST’s TA2000/TRAC platform.  DC participants were 4.5 million at June 30, 2008, a decrease of 0.4 million or 8.2% compared to March 31, 2008 and an increase of 0.3 million or 7.1% from June 30, 2007.  The decline in participants during second quarter 2008 represents a seasonal movement of terminated participants and new participant enrollments.  The Company has also received notice that an existing TRAC client will internalize its participant accounting which will result in the loss of approximately 1.0 million participants in third quarter 2008.

Active U.S. AWD workstations were 93,700 at June 30, 2008, an increase of 1.0% over March 31, 2008 levels and an increase of 1.6% as compared to December 31, 2007.

International operating revenues for the three months ended June 30, 2008 were $39.5 million an increase of $0.1 million, as compared to the same period in 2007, primarily from higher international professional services revenue, mostly offset by lower AWD and investment management accounting software and service revenues, primarily from reduced demand.  International operating revenues for the six months ended June 30, 2008 were $77.4 million, a decrease of $1.5 million, as compared to the same period in 2007, primarily from lower AWD and investment management license fees and service revenues, partially offset by higher international professional services revenues.  Active international AWD workstations were 35,600 at June 30, 2008, an increase of 0.3% as compared to March 31, 2008 and December 31, 2007 levels.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $15.6 million and $26.7 million of software license fee revenues for the three and six months ended June 30, 2008, an increase of $2.9 million and a decrease of $2.7 million, respectively, compared to the same periods in 2007.  The increase during the three months ended June 30, 2008 is attributable to higher AWD software license fees, partially offset by lower investment management software license fees.  The decrease during the six months ended June 30, 2008 is primarily attributable to lower investment management software license fees.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2008 increased $11.4 million or 5.5% and $17.1 million or 4.1%, respectively, compared to the same periods in 2007.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $19.0 million and $36.8 million during the three and six months ended June 30, 2008, an increase of $3.8 million and $5.3 million, respectively, as compared to the same periods in 2007.  Excluding reimbursable operating expenses, costs and expenses increased $7.6 million during the three months ended June 30, 2008 to $199.7 million, primarily from higher personnel and travel costs incurred to support new business growth, partially offset by lower ASI merger integration costs in 2008.  Excluding reimbursable operating expenses, costs and expenses increased $11.8 million during the six months ended June 30, 2008 to $397.2 million, for the same reasons mentioned above.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2008 increased $1.1 million or 5.7% and $2.6 million or 6.9%, respectively, as compared to the same periods in 2007.  The increase was primarily from depreciation expense on new asset additions.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2008 was $74.5 million and $143.9 million, an increase of $5.6 million or 8.1% and $11.2 million or 8.4%, respectively, as compared to the same periods in 2007, primarily from higher mutual fund shareowner processing services, partially offset by lower software license fee revenues, lower contributions from international operations and higher depreciation expense.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2008 were $258.4 million and $540.3 million, a decrease of $11.9 million or 4.4% and $22.0 million or 3.9%, respectively, as compared to the same periods in 2007.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2008 were $131.1 million and $273.8 million, a decrease of $4.7 million or 3.5% and $11.2 million or 3.9%, respectively, as compared to the same periods in 2007, primarily from lower U.S. images produced and a contract termination fee of $3.1 million recorded in 2007.  Out-of-pocket revenues for the three and six months ended June 30, 2008 were $127.3 million and $266.5 million, a decrease of $7.2 million or 5.4% and $10.8 million or 3.9%, respectively, as compared to the same periods in 2007, attributable to changes in customer postage programs.

Output Solutions Segment images produced for the three and six months ended June 30, 2008 totaled 3.4 billion and 7.2 billion, a decrease of 1.0 billion or 22.7% and 1.4 billion or 16.3%, respectively, as compared to the same periods in 2007.  The decrease in images is due to certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced.  The Company expects this trend to continue in 2008.  If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solution’s revenues and profitability.  Operating revenue per image increased 23.9% from second quarter 2007.

Items mailed during the three and six months ended June 30, 2008 totaled 575.2 million and 1,193.6 million, an increase of 3.8% and 3.4%, respectively, as compared to the same periods in 2007 primarily due to the conversion of a new telecommunications client during fourth quarter 2007 and higher volumes from other existing clients.  Items mailed are reflective of the number of our clients’ underlying accounts/subscribers/customers who receive their communications via paper.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2008 decreased $10.6 million or 4.2% and $19.8 million or 3.8%, respectively, as compared to the same periods in 2007.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $127.3 million and $266.5 million during the three and six months ended June 30, 2008, a decrease of $7.2 million and $10.8 million, respectively, as compared to 2007, attributable to changes in customer postage programs.  Excluding reimbursable operating expenses, costs and expenses decreased $3.4 million during the three months ended June 30, 2008 to $114.2 million, primarily from lower material and lower leased equipment costs resulting from the implementation of owned digital print and insertion technologies, partially offset by higher compensation and benefit related costs.  Excluding reimbursable operating expenses, costs and expenses decreased $9.0 million during the six months ended June 30, 2008 to $233.9 million, for the same reasons mentioned above.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three and six months ended June 30, 2008 decreased $1.2 million or 11.2% and $1.8 million or 8.8%, respectively, compared to the same periods in 2007.  The decrease during the three months ended June 30, 2008 is due to certain assets becoming fully depreciated during the period.  The decrease during the six months ended June 30, 2008 is attributable to certain assets becoming fully depreciated during the period and from the Company’s use of accelerated depreciation methods on printers and inserters.

Income from operations

Output Solutions Segment income from operations for the three months ended June 30, 2008 was $7.4 million, a decrease of $0.1 million or 1.3%, as compared to the same period in 2007.  Decreases in operating revenues during the quarter were substantially offset by lower costs and expenses and lower depreciation and amortization.  Output Solutions Segment income from operations for the six months ended June 30, 2008 was $21.2 million, a decrease of $0.4 million or 1.9%, as compared to the same period in 2007, primarily for the same reasons mentioned above and a contract termination fee of $3.1 million recorded in 2007.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of pocket reimbursements, were $15.2 million and $30.3 million for the three and six months ended June 30, 2008, a decrease of $0.6 million or 3.8% and $1.4 million or 4.4%, respectively, as compared to the same periods in 2007.  Revenues are primarily derived from real estate activities.  The majority of the real estate revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.1 million and $30.1 million for the three and six months ended June 30, 2008, a decrease of $0.6 million or 3.8% and $1.4 million or 4.4%, respectively, as compared to the same periods in 2007, primarily due to reduced rental income resulting from the sale of office buildings in second quarter 2007 and the sale of other properties in first quarter 2007.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses increased $12.0 million and $12.1 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.  Included in costs and expenses during the three and six months ended June 30, 2007 is a $12.4 million gain resulting from the sale of office buildings.  Absent this gain, costs and expenses decreased $0.4 million and $0.3 million during the three and six months ended June 30, 2008, respectively, attributable to lower rental activities in 2008.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.3 million and $0.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily from sale of properties in 2007.

Income from operations

Investments and Other Segment income from operations was $3.1 million and $6.0 million for the three and six months ended June 30, 2008, a decrease of $12.3 million or 79.9% and $12.9 million or 68.3%, respectively, compared to the same periods in 2007, primarily attributable to a $12.4 million gain from the sale of office buildings in the second quarter 2007, lower rental income associated with the sale of properties, partially offset by lower depreciation expense.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30,	December 31,
	2008	2007

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	67.0	71.0
Tax-advantaged:
IRA mutual fund accounts	28.1	27.5
Other retirement accounts	4.8	4.7
TRAC mutual fund accounts	5.4	5.3
Section 529 and Educational IRA’s	9.1	8.7
	47.4	46.2
Total registered accounts	114.4	117.2
Subaccounts	5.4	1.9
Total accounts serviced	119.8	119.1

International
United Kingdom (1)	5.8	5.8
Canada (2)	10.7	7.5

TRAC participants (millions)	4.5	4.8
Automated Work Distributor workstations (thousands)	129.3	127.7
DST Health Solutions covered lives (millions)	24.1	24.5

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Output Solutions Operating Data
Images produced (billions)	3.4	4.4	7.2	8.6
Items mailed (billions)	0.6	0.6	1.2	1.2

Other Operating Data
Pharmacy claims processed by Argus (millions)	142.6	144.1	290.7	290.9

(1)	Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.
(2)	Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2008 and 2007 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $207.8 million and $351.6 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in operating cash flows during 2008 is attributable to lower activity under the accounts receivable securitization program, higher payments of accounts payable and accrued liabilities (including accrued compensation and benefits) and higher payments of income taxes, partially offset by decreases in accounts receivable.  The Company had $115.4 million of cash and cash equivalents at June 30, 2008, an increase of $6.0 million from December 31, 2007.  Operating cash flows during 2008 resulted principally from net income of $122.1 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $61.6 million and equity in earnings of unconsolidated affiliates of $20.3 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $38.1 million, decreases in accounts receivable of $36.3 million, increases in income taxes payable of $10.6 million and proceeds from accounts receivable securitizations of $30.0 million.

Cash Management Service

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $151.1 million and $177.4 million of mutual fund transfer agency client investments and deposits at June 30, 2008 and December 31, 2007, respectively.

Investing Activities

Cash flows used by investing activities were $38.4 million and $8.5 million during the six months ended June 30, 2008 and 2007, respectively.  Proceeds from the collection of the remaining Asurion sale proceeds and higher proceeds from the sale of investments during 2008 were more than offset by higher advances to unconsolidated affiliates and lower proceeds from the sale of properties.

The Company advanced $34.9 million to unconsolidated affiliates during the six months ended June 30, 2008, including $34.5 million to an unconsolidated real estate joint venture, but received net proceeds in the amount of $33.2 million principally from the repayment of loans by unconsolidated affiliates during the six months ended June 30, 2007.  Related to the $34.5 million advance during the six months ended June 30, 2008, the other partner in the joint venture guaranteed 60% of the balance of this loan, which is secured by real estate, has variable rates of interest and matures on December 31, 2012.  DST determined that this unconsolidated real estate joint venture is not a variable interest entity and, as a result, should not be consolidated.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Six Months
	Ended June 30,
	2008	2007
Financial Services Segment	$21.3	$24.7
Output Solutions Segment	9.9	11.8
Investments and Other Segment	7.0	8.5
	$38.2	$45.0

Investments and Other Segment capital expenditures are primarily buildings and building improvements.  In July 2008, the Investments and Other Segment purchased the DST International Output production facility, which was previously leased, and office buildings for approximately $20.5 million.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $59.0 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2008, as compared to $73.0 million during the six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company received $54.9 million from the sale of investments in available-for-sale securities and other investments as compared to $33.9 million in the comparable 2007 period.

Proceeds from the Sale of Asurion

DST sold the majority of its equity interest in Asurion on July 3, 2007 and received cash proceeds of $986.3 million and estimated receivables of approximately $39.2 million.  The receivable was paid in full in June 2008.

Financing Activities

Cash flows used by financing activities were $163.4 million and $309.4 million for the six months ended June 30, 2008 and 2007, respectively.  Cash outflows from share repurchases of $521.3 million were offset by $388.2 million of cash inflows from borrowings on revolving credit facilities during the six months ended June 30, 2008 as compared to cash outflows from share repurchases of $297.9 million and borrowings on revolving credit lines of $74.3 million during the six months ended June 30, 2007.

Common Stock Issuances and Repurchases

The Company received proceeds of $3.7 million and $66.8 million from the issuance of common stock upon the exercise of employee stock options during the six months ended June 30, 2008 and 2007, respectively.  The decrease in proceeds from stock option exercises is attributable to lower volumes of stock options exercised in 2008 as compared to the 2007 period.

On May 12, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  The Company repurchased approximately 7,623,665 shares of DST common stock for $516.6 million or approximately $67.76 per share during the six months ended June 30, 2008.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.  At June 30, 2008, the Company had approximately 4.2 million shares remaining under the existing share repurchase authorization plan.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $4.7 million and $38.8 million during the six months ended June 30, 2008 and 2007, respectively.

Off Balance Sheet Obligations

As of June 30, 2008, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program.  On May 22, 2008, the Company renewed its $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit.  The first amendment to the receivables purchase agreement (originally dated May 24, 2007) extends the conduit’s purchase commitment until May 21, 2009.  At June 30, 2008 and December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $100 million and $70 million, respectively.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; and loans from unconsolidated affiliates.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its line of credit facilities increased $388.2 million during the six months ended June 30, 2008.  The Company had $1,416.6 million and $1,061.1 million of debt outstanding at June 30, 2008 and December 31, 2007, respectively.

Senior Convertible Debentures

Holders of the Company’s senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008 and June 30, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007 and March 31, 2008.  Actual conversions for the six months ended June 30, 2008 have been less than $0.1 million and the Company used cash to settle the principal portion of these conversions.  The senior debentures continue to be convertible through September 30, 2008 as the stock price conversion feature was still in effect at June 30, 2008.  Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.  At June 30, 2008 and December 31, 2007, the Company had $839.8 million of senior convertible debentures outstanding all of which is classified as a current liability.

On July 10, 2008, the Company announced a notice of put right in connection with $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023.  Series B convertible senior debenture holders may require the Company to purchase the debentures on August 15, 2008, for cash, at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest to August 15, 2008.  Should any puts occur, the Company anticipates funding the purchases by using cash flow from operations, available cash, capacity under credit facilities, or investments.

Syndicated Line of Credit

The Company amended its $600 million syndicated line of credit facility as of June 16, 2008 to extend an expiring provision that allowed liens on real property securing indebtedness.  At June 30, 2008 and December 31, 2007, the Company had $438.9 million and $48.7 million, respectively, of indebtedness under the syndicated line of credit facility.

Equipment Credit Facility

The Company entered into a $50 million unsecured credit facility with a vendor in June 2008.  Proceeds from loans made under the credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013.  Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  At June 30, 2008, $0.4 million was outstanding under the equipment credit facility.

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

At June 30, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

OTHER

Comprehensive income (loss)

The Company’s comprehensive loss totaled $44.1 million and $28.8 million for the three and six months ended June 30, 2008, respectively, as compared to comprehensive income of $125.9 million and $209.9 million for the three and six months ended June 30, 2007.  Comprehensive income (loss) includes net income of $49.9 million and $122.1 million for the three and six months ended June 30, 2008, respectively, as compared to $72.8 million and $138.2 million for the three and six months ended June 30, 2007, and other comprehensive loss of $94.0 million and $150.9 million for the three and six months ended June 30, 2008, respectively, as compared to other comprehensive income of $53.1 million and $71.7 million for the three and six months ended June 30, 2007.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments

At June 30, 2008, the Company’s available-for-sale securities had unrealized holding losses of $14.0 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at June 30, 2008 are other than temporary.

The Company recognized investment impairments which the Company believed were other than temporary of $15.8 million and $26.0 million for the three and six months ended June 30, 2008, respectively, as compared to $1.5 million and $2.0 million for the same periods in 2007.  The impairments were for available-for-sale and cost method investments in the Investments and Other Segment and Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the other income (expense), net in the condensed consolidated statement of income.

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

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $840 million of convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.77 and $0.94 (versus reported diluted earnings per share of $0.86 and $1.01) for the three months ended June 30, 2008 and 2007, respectively, and $1.79 and $1.77 (versus reported diluted earnings per share of $2.00 and $1.91) for the six months ended June 30, 2008 and 2007, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP and currently believes that the adoption of this proposed standard would result in higher interest expense on DST’s senior convertible debentures and may cause the separation of the debt and equity components of the senior convertible debentures on the Condensed Consolidated Balance Sheet.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2008 was approximately $1.2 billion.  The impact of a 10% change in fair value of these investments would be approximately $75.5 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and consolidated financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts for which the Company is the agent.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2008, the Company and its joint ventures had approximately $1.5 billion of cash balances maintained in such accounts, of which $1.4 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease consolidated net income, on an annual basis, by approximately $2.1 million.

At June 30, 2008, the Company had approximately $1.4 billion of debt, of which $539.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  At June 30, 2008, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was a loss of $11.7 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax income or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2008, the Company’s international subsidiaries had approximately $219.0 million in total consolidated assets, and for the three and six months ended June 30, 2008, these international subsidiaries produced approximately $4.0 million and $3.1 million in net loss, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $21.9 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income by approximately $0.3 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of June 30, 2008.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  The risk factors have not changed materially from the date of our annual report on Form 10-K for the year ended December 31, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	720,747	(1)	61.73	720,200	518,756	(2)
May 1 - May 31	593,067	(1)	60.08	579,221	4,939,535	(2)
June 1 - June 30	701,586	(1)	60.75	699,000	4,240,535	(2)

(1)

For the three months ended June 30, 2008, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 16,979 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 547 shares were purchased in April 2008, 13,846 shares were purchased in May 2008 and 2,586 shares were purchased in June 2008.

(2)

On May 12, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March 24, 2008.  A total of 48,271,995 shares of common stock, or 85.06% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)  Election of three directors for terms ending in 2011:

	George L.	Thomas A.	M. Jeannine
	Argyros	McDonnell	Strandjord

For	45,433,804	45,506,046	46,949,584
Withheld	2,838,191	2,765,949	1,322,411

Total	48,271,995	48,271,995	48,271,995

The terms of office of Directors Thomas A. McCullough, William C. Nelson and Travis E. Reed will expire at the Annual Meeting of Stockholders in 2009.  The terms of office of Directors A. Edward Allinson, Michael G. Fitt and Robert T. Jackson will expire at the Annual Meeting of Stockholders in 2010.

2)  Ratification of the DST Audit Committee’s Selection of Independent Registered Public Accounting Firm:

For	47,585,113
Against	408,908
Abstaining	277,974

Total	48,271,995

Based upon votes required for approval, each of these matters passed.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2009, the Corporate Secretary of DST must receive such proposal on or before November 24, 2008, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 5, 2008.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)