Form 10-Q
period 2008-09-30
DST SYSTEMS INC
filed 2008-11-10
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2008:

Common Stock $0.01 par value – 49,612,777

DST Systems, Inc.

Form 10-Q

September 30, 2008

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2008

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$99.5	$109.4
Transfer agency investments	263.2	177.4
Accounts receivable	212.4	298.0
Deferred income taxes	28.4	30.7
Other assets	60.7	123.5
	664.2	739.0

Investments	1,604.4	1,940.3
Properties	483.4	494.1
Goodwill	117.0	117.9
Intangible assets	31.5	34.5
Other assets	68.4	70.1
Total assets	$2,968.9	$3,395.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$921.2	$963.9
Transfer agency deposits	263.2	177.4
Accounts payable	57.6	69.8
Accrued compensation and benefits	105.0	127.3
Deferred revenues and gains	52.2	69.7
Other liabilities	99.7	118.1
	1,498.9	1,526.2

Long-term debt	620.5	97.2
Income taxes payable	71.7	100.0
Deferred income taxes	305.8	452.8
Other liabilities	59.9	60.6
Total liabilities	2,556.8	2,236.8
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	155.5	142.1
Retained earnings	2,501.2	2,328.9
Treasury stock (45.0 million and 34.5 million shares, respectively), at cost	(2,661.8)	(1,979.7)
Accumulated other comprehensive income	416.2	666.8
Total stockholders’ equity	412.1	1,159.1
Total liabilities and stockholders’ equity	$2,968.9	$3,395.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Operating revenues	$414.2	$419.5	$1,271.6	$1,262.9
Out-of-pocket reimbursements	146.2	153.3	449.5	462.2

Total revenues	560.4	572.8	1,721.1	1,725.1

Costs and expenses	449.3	463.4	1,381.0	1,384.7
Depreciation and amortization	32.2	34.1	93.8	95.6

Income from operations	78.9	75.3	246.3	244.8

Interest expense	(13.8)	(11.6)	(40.3)	(49.2)
Other income (expense), net	2.8	14.9	(4.1)	41.6
Gain on sale of Asurion		996.3		996.3
Equity in earnings of unconsolidated affiliates	9.0	5.4	29.3	52.7

Income before income taxes	76.9	1,080.3	231.2	1,286.2
Income taxes	26.7	407.5	58.9	475.2

Net income	$50.2	$672.8	$172.3	$811.0

Average common shares outstanding	49.3	59.9	52.3	61.5
Average diluted shares outstanding	55.2	69.9	59.2	71.2

Basic earnings per share	$1.02	$11.24	$3.30	$13.18
Diluted earnings per share	$0.91	$9.62	$2.91	$11.37

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows — operating activities:
Net income	$172.3	$811.0
Depreciation and amortization	93.8	95.6
Net realized (gain) loss on investments	22.7	(8.0)
Gain on sale of properties	(0.1)	(13.3)
Gain on sale of Asurion		(996.3)
Amortization of share-based compensation	25.1	20.7
Equity in earnings of unconsolidated affiliates	(29.3)	(52.7)
Deferred income taxes	1.9	2.9
Changes in accounts receivable	55.5	(3.9)
Net proceeds from accounts receivable securitization program	30.0	70.0
Changes in accounts payable and accrued liabilities	(42.6)	(15.8)
Changes in income taxes payable	(15.9)	403.0
Other, net	(10.5)	(0.1)
Total adjustments to net income	130.6	(497.9)
Net	302.9	313.1
Cash flows — investing activities:
Capital expenditures	(79.7)	(58.3)
Proceeds from (investments in and advances to) unconsolidated affiliates	(34.4)	26.7
Investments in securities	(91.5)	(271.7)
Proceeds from sale of investments	73.5	46.6
Proceeds from sale of properties	0.1	42.5
Proceeds from sale of Asurion	39.2	980.0
Other, net	(0.4)	(14.9)
Net	(93.2)	750.9
Cash flows — financing activities:
Proceeds from issuance of common stock	4.7	84.9
Principal payments on debt	(36.8)	(20.0)
Proceeds from real estate credit agreement	114.0
Net borrowings (payments) on revolving credit facilities	394.7	(410.5)
Common stock repurchased	(697.4)	(511.8)
Excess tax benefits from share based compensation	1.2	20.3
Net	(219.6)	(837.1)
Net increase (decrease) in cash and cash equivalents	(9.9)	226.9
Cash and cash equivalents, beginning of period	109.4	60.6
Cash and cash equivalents, end of period	$99.5	$287.5

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

2. Other Current Assets

Included in other current assets are the following items (in millions):

	September 30,	December 31,
	2008	2007

Income tax recoverable	$14.3	$29.8
Prepaid expenses	22.7	29.6
Inventories	14.3	16.0
Other	9.4	8.9
Receivable from Asurion		39.2
	$60.7	$123.5

3.  Investments

Investments are as follows (in millions):

	2008	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2008	2007
Available-for-sale securities:
State Street Corporation	3%	$643.3	$918.4
Computershare Ltd.	5%	218.2	256.0
Euronet Worldwide	4%	31.5	56.5
Other available-for-sale securities		207.1	279.2
		1,100.1	1,510.1
Unconsolidated affiliates:
Boston Financial Data Services	50%	166.2	151.0
International Financial Data Services, U.K.	50%	59.2	57.3
International Financial Data Services, Canada	50%	27.0	24.4
Argus Health Systems	50%	16.5	16.1
Unconsolidated real estate affiliates		94.7	62.3
Other unconsolidated affiliates		8.7	9.8
		372.3	320.9
Other:
Trading securities		44.1	51.3
Held-to-maturity		3.0	3.7
Investments, at cost		84.9	54.3
		132.0	109.3
Total investments		$1,604.4	$1,940.3

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	September 30,	December 31,
	2008	2007

Book cost basis	$428.4	$466.3
Gross unrealized gains	684.5	1,053.9
Gross unrealized losses	(12.8)	(10.1)
Market value	$1,100.1	$1,510.1

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of September 30, 2008 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$75.8	$12.3	$2.9	$0.5	$78.7	$12.8

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments.  These may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s consolidated financial position and results of operations.

The Company recognized $7.1 million and $33.1 million of investment impairments for the three and nine months ended September 30, 2008 and $3.1 million and $5.1 million for the three and nine months ended September 30, 2007, which the Company believed were other than temporary.  Impairments recorded during the three and nine months ended September 30, 2008 and 2007 relate to available-for-sale and cost method investments in the Investments and Other Segment and the Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net line in the Condensed Consolidated Statement of Income.

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $263.2 million and $177.4 million of transfer agency investments and deposits at September 30, 2008 and December 31, 2007, respectively.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

BFDS	$4.6	$7.6	$15.2	$23.6
IFDS, U.K.	2.6	3.0	8.5	10.4
IFDS, Canada	2.4	0.4	4.8	2.9
Argus	0.0	1.5	0.4	3.4
Other	(0.6)	(7.1)	0.4	(9.5)
Asurion				21.9
	$9.0	$5.4	$29.3	$52.7

In June 2008, the Company loaned $34.5 million at variable rates of interest, secured by real estate and maturing on December 31, 2012, to an unconsolidated real estate joint venture.  The other partner in the joint venture guaranteed 60% of the loan balance.  At September 30, 2008, the amount due DST is $34.5 million.

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2008, DST adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information.  The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157.”  Management

is currently evaluating the financial reporting requirements for these assets and liabilities and has not yet determined the impact on the consolidated financial statements.

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

As of September 30, 2008, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,100.1	$1,100.1	$	$
Trading securities	44.1	44.1
Total	$1,144.2	$1,144.2	$	$

At September 30, 2008, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $20.0 million (DST’s proportionate share is $10.0 million).  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2008, by segment (in millions):

	December 31,				September 30,
	2007	Acquisitions	Disposals	Other	2008

Financial Services	$108.5	$0.4	$	$(0.7)	$108.2
Output Solutions	9.4			(0.6)	8.8

Total	$117.9	$0.4	$	$(1.3)	$117.0

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$36.7	$7.4	$36.7	$4.6
Other	3.8	1.6	3.8	1.4

Total	$40.5	$9.0	$40.5	$6.0

Amortization of intangible assets for the three and nine months ended September 30, 2008 was approximately $1.0 million and $3.0 million, respectively, as compared to $0.6 million and $1.7 million, for the three and nine months ended September 30, 2007, respectively.  The Company estimates that amortization expense attributable to intangible assets recorded as of September 30, 2008 will be approximately $1.0 million for the remainder of 2008, $3.6 million for 2009, $3.1 million for 2010, $3.0 million for 2011, $2.8 million for 2012 and $18.0 million thereafter.

 6.  Debt

Senior Convertible Debentures

Holders of the Company’s senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively.  Actual conversions for the nine months ended September 30, 2008 have been less than $0.1 million and the Company used cash to settle the principal portion of these conversions.  Holders of the senior convertible debentures do not have the right to convert these bonds during the three months ending December 31, 2008 because the stock price conversion feature was not achieved for at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2008.  Conversion rights, and ultimate classification of the senior convertible debentures as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.  At September 30, 2008 and December 31, 2007, the Company had $839.7 million and $839.8 million, respectively, of senior convertible debentures outstanding, all of which is classified as a current liability.

In July 2008, the Company announced a notice of put right in connection with $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023.  Series B convertible senior debenture holders had the right to require the Company to purchase the debentures on August 15, 2008, for cash, at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest to August 15, 2008.  The put right expired on August 20, 2008 and did not result in significant debenture purchases by DST during third quarter 2008.

At any time after August 20, 2008, DST has the right to redeem for cash all or part of the Series B convertible debentures, upon not less than 30 nor more than 60 days notice before the redemption date, for a price equal to the accreted principal amount of any Series B convertible debentures to be redeemed plus any accrued and unpaid cash interest through the redemption date.

In August 2008, the Company announced that it will pay contingent interest for the period August 20, 2008 to February 14, 2009 in connection with Series B convertible senior debentures.  The interest obligation arises because the average trading price of the Series B debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of such debentures.  The amount of contingent interest equals

0.19% of the average trading price for the reference period, or $2.55 per $1,000 principal amount of such debentures.  The interest payment date is February 17, 2009.

Syndicated Line of Credit

The Company amended its $600 million syndicated line of credit facility as of June 16, 2008 to extend an expiring provision that allowed liens on real property securing indebtedness.  At September 30, 2008 and December 31, 2007, the Company had $475.4 million and $48.7 million, respectively, of indebtedness under the syndicated line of credit facility.

Equipment Credit Facility

The Company entered into a $50 million unsecured credit facility with a vendor in June 2008.  Proceeds from loans made under the credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013.  Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  At September 30, 2008, $6.8 million was outstanding under the equipment credit facility.

Real Estate Credit Agreement

On September 16, 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility in September 2008, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20 year amortization schedule.  Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed.  Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The balance of the loan is due on September 16, 2013, the maturity date of the credit facility.  The amount outstanding under this real estate credit agreement at September 30, 2008 was $115.0 million.

7.  Income Taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 34.7% and 25.5% for the three and nine months ended September 30, 2008, respectively, compared to 37.7% and 37.0% for the three and nine months ended September 30, 2007, respectively.  The Company recorded an income tax benefit of approximately $23.9 million, resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties) during first quarter 2008.  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

8.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$50.2	$672.8	$172.3	$811.0
Dilutive securities at unconsolidated affiliates				(1.1)
Net income for dilutive computation	$50.2	$672.8	$172.3	$809.9

Average common shares outstanding (excluding restricted stock)	49.3	59.9	52.3	61.5

Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	5.9	10.0	6.9	9.7

Average diluted shares outstanding	55.2	69.9	59.2	71.2

Basic earnings per share	$1.02	$11.24	$3.30	$13.18
Diluted earnings per share	$0.91	$9.62	$2.91	$11.37

The Company had approximately 50.3 million and 61.5 million shares outstanding at September 30, 2008 and 2007, respectively.  For financial reporting purposes, however, unvested restricted shares in the amount of 2.6 million at both September 30, 2008 and 2007 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.5 million and 0.2 million for the three and nine months ended September 30, 2008, respectively.  There were no anti-dilutive shares from options to purchase common stock during the three and nine months ended September 30, 2007.  The Company has issued convertible senior debentures that if converted in the future would have a potentially dilutive effect on the Company’s stock.  The Series A debentures are convertible into 11.0 million shares of common stock and the Series B debentures are convertible into 6.1 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share.  There was additional dilution of approximately 3.1 million shares and 3.9 million shares for the three and nine months ended September 30, 2008, respectively, and 6.5 million shares and 6.1 million shares for the three and nine months ended September 30, 2007, respectively, related to the Company’s average daily share price exceeding $49.08 per share.

Stock repurchases

On May 12, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The Company repurchased 3,011,587 shares of DST common stock for $175.1 million or approximately $58.14 per share during the three months ended September 30, 2008.

For the nine months ended September 30, 2008, the Company had repurchased 10,635,252 shares of DST common stock for $691.7 million at an average cost of $65.04 per share.  At September 30, 2008, approximately 1.2 million shares remained under the existing share repurchase authorization plan.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$50.2	$672.8	$172.3	$811.0
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(107.6)	(55.0)	(368.9)	43.2
Proportional share of unconsolidated affiliate interest rate swap	(2.6)	(0.4)	(3.1)	5.9
Less reclassification adjustments for net (gains) losses included in net income	3.5	0.1	14.1	(8.0)
Foreign currency translation adjustments	(46.2)	11.1	(37.4)	23.8
Deferred income taxes	53.2	20.5	144.7	(16.9)
Other comprehensive income (loss)	(99.7)	(23.7)	(250.6)	48.0
Comprehensive income (loss)	$(49.5)	$649.1	$(78.3)	$859.0

9.   Accounts Receivable Securitization Program

On May 22, 2008, the Company renewed its $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit.  The first amendment to the receivables purchase agreement (originally dated May 24, 2007) extends the conduit’s purchase commitment until May 21, 2009.  At September 30, 2008 and December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $100 million and $70 million, respectively.

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

The Company has letters of credit of $6.2 million and $3.3 million outstanding at September 30, 2008 and December 31, 2007, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at September 30, 2008 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2010.  At September 30, 2008, total borrowings on the loan were $28.4 million and the Company’s guarantee totaled $1.0 million.

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

At September 30, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

11.  Accounting Standards

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP, but currently believes that the adoption of this standard may have a negative impact on earnings per share for historical periods prior to March 31, 2006, but is not expected to have a significant impact on the Company’s earnings per share prospectively.

Earnings Per Share – Participating Securities

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards will now need to be included in the calculation of basic EPS using the two-class method, a change that will likely reduce both basic and diluted EPS.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  Because DST’s restricted stock awards allow holders the right to receive cash dividends, if any, DST may have to treat these awards as participating securities which could result in an additional dilutive impact to both basic and diluted EPS.  Unvested restricted shares were 2.6 million at September 30, 2008.  DST is still evaluating the impact of this FSP, but currently believes that the adoption of this standard will have a negative impact on basic and diluted earnings per share.

Earnings Per Share

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

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

In first quarter 2008, the Company changed the measurement of certain occupancy cost components of its Output Solutions Segment.  The Output Solutions Segment leases its California, Connecticut and Missouri production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three and nine months ended September 30, 2007 and the years ended December 31, 2007, 2006 and 2005 are included in the tables below.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.  The impact of this change increased Output Solutions income from operations by $1.9 million and $5.6 million for the three and nine months ended September 30, 2008 and 2007, and correspondingly increased the Segment Eliminations loss from operations by $1.9 million and $5.6 million for the three and nine months ended September 30, 2008 and 2007.

Information concerning total assets by reporting segment is as follows (in millions):

	September 30,	December 31,
	2008	2007

Financial Services	$1,526.0	$1,770.9
Output Solutions	243.2	261.0
Investments and Other	1,398.2	1,651.7
Elimination Adjustments	(198.5)	(287.7)
	$2,968.9	$3,395.9

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

Summarized financial information concerning the Segments is shown in the following tables (in millions):

	For the Three Months Ended September 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$282.2	$128.8	$3.2	$	$414.2
Intersegment operating revenues	2.2		12.9	(15.1)
Out-of-pocket reimbursements	17.5	128.6	0.2	(0.1)	146.2
Total revenues	301.9	257.4	16.3	(15.2)	560.4

Costs and expenses	211.4	239.8	10.7	(12.6)	449.3
Depreciation and amortization	20.5	10.2	2.2	(0.7)	32.2

Income (loss) from operations	70.0	7.4	3.4	(1.9)	78.9
Other income (expense), net	0.2	(0.1)	2.7		2.8
Equity in earnings of unconsolidated affiliates	9.0				9.0

Earnings before interest and income taxes	$79.2	$7.3	$6.1	$(1.9)	$90.7

	For the Three Months Ended September 30, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$279.5	$136.4	$3.6	$	$419.5
Intersegment operating revenues	1.6		13.0	(14.6)
Out-of-pocket reimbursements	16.5	136.9		(0.1)	153.3
Total revenues	297.6	273.3	16.6	(14.7)	572.8

Costs and expenses	210.7	254.0	10.8	(12.1)	463.4
Depreciation and amortization	21.6	10.6	2.6	(0.7)	34.1

Income (loss) from operations	65.3	8.7	3.2	(1.9)	75.3
Other income, net	1.0		13.9		14.9
Gain on sale of Asurion	996.3				996.3
Equity in earnings (losses) of unconsolidated affiliates	12.7		(7.3)		5.4

Earnings before interest and income taxes	$1,075.3	$8.7	$9.8	$(1.9)	$1,091.9

Earnings before interest and income taxes in the segment reporting information above less interest expense of $13.8 million and $11.6 million for the three months ended September 30, 2008 and 2007, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	For the Nine Months Ended September 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$859.4	$402.6	$9.6	$	$1,271.6
Intersegment operating revenues	6.3		36.6	(42.9)
Out-of-pocket reimbursements	54.3	395.1	0.4	(0.3)	449.5
Total revenues	920.0	797.7	46.6	(43.2)	1,721.1

Costs and expenses	645.4	740.2	30.9	(35.5)	1,381.0
Depreciation and amortization	60.7	28.9	6.3	(2.1)	93.8

Income (loss) from operations	213.9	28.6	9.4	(5.6)	246.3
Other income (expense), net	(6.5)	(0.5)	2.9		(4.1)
Equity in earnings of unconsolidated affiliates	28.2		1.1		29.3

Earnings before interest and income taxes	$235.6	$28.1	$13.4	$(5.6)	$271.5

	For the Nine Months Ended September 30, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$831.4	$421.4	$10.1	$	$1,262.9
Intersegment operating revenues	5.4		38.0	(43.4)
Out-of-pocket reimbursements	48.0	414.2	0.2	(0.2)	462.2
Total revenues	884.8	835.6	48.3	(43.6)	1,725.1

Costs and expenses	627.6	774.2	18.9	(36.0)	1,384.7
Depreciation and amortization	59.2	31.1	7.3	(2.0)	95.6

Income (loss) from operations	198.0	30.3	22.1	(5.6)	244.8
Other income, net	7.5		34.1		41.6
Gain on sale of Asurion	996.3				996.3
Equity in earnings (losses) of unconsolidated affiliates	63.5		(10.8)		52.7

Earnings before interest and income taxes	$1,265.3	$30.3	$45.4	$(5.6)	$1,335.4

Earnings before interest and income taxes in the segment reporting information above less interest expense of $40.3 million and $49.2 million for the nine months ended September 30, 2008 and 2007, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Year Ended December 31, 2007
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$1,127.0	$555.1	$13.3	$	$1,695.4
Intersegment operating revenues	7.6		49.8	(57.4)
Out-of-pocket reimbursements	65.0	542.0	0.4	(0.3)	607.1
Total revenues	1,199.6	1,097.1	63.5	(57.7)	2,302.5

Costs and expenses	831.0	1,016.0	28.5	(47.5)	1,828.0
Depreciation and amortization	81.9	42.3	9.1	(2.7)	130.6

Income (loss) from operations	286.7	38.8	25.9	(7.5)	343.9
Other income, net	4.8		40.2		45.0
Gain on sale of Asurion	998.0				998.0
Equity in earnings (losses) of unconsolidated affiliates	72.8		(10.2)		62.6

Earnings before interest and income taxes	$1,362.3	$38.8	$55.9	$(7.5)	$1,449.5

	Year Ended December 31, 2006
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$1,005.0	$535.9	$15.3	$	$1,556.2
Intersegment operating revenues	6.2		48.1	(54.3)
Out-of-pocket reimbursements	60.8	619.2	0.5	(0.9)	679.6
Total revenues	1,072.0	1,155.1	63.9	(55.2)	2,235.8

Costs and expenses	699.7	1,107.3	39.7	(46.1)	1,800.6
Depreciation and amortization	83.1	37.1	12.3	(2.6)	129.9

Income (loss) from operations	289.2	10.7	11.9	(6.5)	305.3
Other income, net	12.0	0.1	37.9		50.0
Gain on sale of business	52.8				52.8
Equity in earnings (losses) of unconsolidated affiliates	52.1		(4.4)		47.7

Earnings before interest and income taxes	$406.1	$10.8	$45.4	$(6.5)	$455.8

	Year Ended December 31, 2005
	Financial	Output	Customer	Investments/	Elimination	Consolidated
	Services	Solutions	Management	Other	Adjustments	Total

Operating revenues	$1,175.7	$453.4	$96.6	$18.9	$	$1,744.6
Intersegment operating revenues	8.0	33.8		48.2	(90.0)
Out-of-pocket reimbursements	167.4	613.6	26.4	0.4	(37.3)	770.5
Total revenues	1,351.1	1,100.8	123.0	67.5	(127.3)	2,515.1

Costs and expenses	977.2	1,039.3	109.0	13.8	(118.7)	2,020.6
Depreciation and amortization	111.5	29.5	3.3	16.4	(2.6)	158.1

Income (loss) from operations	262.4	32.0	10.7	37.3	(6.0)	336.4
Other income, net	17.2	0.3		96.7		114.2
Gains on sale of businesses	120.4		153.8			274.2
Equity in earnings (losses) of unconsolidated affiliates	45.1			(0.3)		44.8

Earnings before interest and income taxes	$445.1	$32.3	$164.5	$133.7	$(6.0)	$769.6

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

In first quarter 2008, the Company changed the measurement of certain occupancy cost components of its Output Solutions Segment.  The Output Solutions Segment leases its California, Connecticut and Missouri production facilities from the Investments and Other Segment.  Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities.  Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants.  Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change.  The Company’s restated segment results for the three and nine months ended September 30, 2007 are included in the information that follows.  The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments.

Investments and Other

The Investments and Other Segment holds investments in equity securities, private equity funds, and certain financial interests, and the Company’s real estate subsidiaries and affiliates.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $1.1 billion at September 30, 2008, including approximately 11.3 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $643.3 million, $218.2 million and $31.5 million, respectively, based on closing exchange values at September 30, 2008.  Additionally, the Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business Segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues
Operating revenues
Financial Services	$284.4	$281.1	$865.7	$836.8
Output Solutions	128.8	136.4	402.6	421.4
Investments and Other	16.1	16.6	46.2	48.1
Elimination Adjustments	(15.1)	(14.6)	(42.9)	(43.4)
	414.2	419.5	1,271.6	1,262.9
% change from prior year period	(1.3)%		0.7%

Out-of-pocket reimbursements
Financial Services	17.5	16.5	54.3	48.0
Output Solutions	128.6	136.9	395.1	414.2
Investments and Other	0.2		0.4	0.2
Elimination Adjustments	(0.1)	(0.1)	(0.3)	(0.2)
	146.2	153.3	449.5	462.2
% change from prior year period	(4.6)%		(2.7)%

Total revenues	$560.4	$572.8	$1,721.1	$1,725.1
% change from prior year period	(2.2)%		(0.2)%

Income from operations
Financial Services	$70.0	$65.3	$213.9	$198.0
Output Solutions	7.4	8.7	28.6	30.3
Investments and Other	3.4	3.2	9.4	22.1
Elimination Adjustments	(1.9)	(1.9)	(5.6)	(5.6)
	78.9	75.3	246.3	244.8

Interest expense	(13.8)	(11.6)	(40.3)	(49.2)
Other income (expense), net	2.8	14.9	(4.1)	41.6
Gain on sale of Asurion		996.3		996.3
Equity in earnings of unconsolidated affiliates	9.0	5.4	29.3	52.7
Income before income taxes	76.9	1,080.3	231.2	1,286.2
Income taxes	26.7	407.5	58.9	475.2
Net income	$50.2	$672.8	$172.3	$811.0

Basic earnings per share	$1.02	$11.24	$3.30	$13.18
Diluted earnings per share	$0.91	$9.62	$2.91	$11.37

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2008, decreased $12.4 million or 2.2% and $4.0 million or 0.2%, respectively, compared to the same periods in 2007.  Consolidated operating revenues for the three months ended September 30, 2008, decreased $5.3 million or 1.3% as compared to the same period in 2007, primarily due to lower Output Solutions operating revenues, partially offset by increases in mutual fund shareowner processing revenues, professional services provided by DST Health Solutions and AWD license fee revenues.  Consolidated operating revenues for the nine months ended September 30, 2008, increased $8.7 million or 0.7% as compared to the same period in 2007, primarily from increases in mutual fund shareowner processing services attributable to higher levels of accounts serviced, principally from new client conversions since second quarter 2007, partially offset by lower Output Solutions operating revenues attributable to lower images produced and a $3.1 million contract termination fee in first quarter 2007.

Consolidated OOP reimbursements during the three and nine months ended September 30, 2008 decreased $7.1 million or 4.6% and $12.7 million or 2.7%, respectively, as compared to 2007.  Lower Output Solutions OOP reimbursement revenues primarily resulting from changes in customer postage programs were partially offset by higher Financial Services OOP reimbursement revenues from higher volumes.

Income from operations

Consolidated income from operations for the three months ended September 30, 2008 was $78.9 million, an increase of $3.6 million or 4.8% compared to the same period in 2007.  Absent a $4.3 million charge for the partial termination of a non-qualified deferred compensation plan recorded during third quarter 2007, consolidated income from operations decreased $0.7 million or 0.9% as compared to third quarter 2007.  Output Solutions income from operations decreased $2.1 million from lower revenues.  Financial Services income from operations increased $1.4 million as increased contributions from DST Health Solutions and AWD were partially offset by lower contributions from international financial services operations.  Consolidated income from operations for the nine months ended September 30, 2008 was $246.3 million, an increase of $1.5 million or 0.6% compared to the same period in 2007.  Higher contributions from mutual fund shareowner processing services were partially offset by lower contributions from the Investments and Other Segment, which recorded a $12.4 million gain in 2007 from the sale of office buildings, lower contributions from international financial services operations in 2008 associated with lower revenues and higher personnel costs, and lower contributions from the Output Solutions Segment attributable to lower operating revenues (from lower images produced).

Interest expense

Interest expense for the three months ended September 30, 2008 was $13.8 million, an increase of $2.2 million or 19.0%, compared to the same period in 2007, primarily from higher average debt balances during 2008.  As discussed below, the Company used proceeds from the Asurion sale in July 2007 to pay down debt.  Increased share repurchase activity during 2008 has resulted in higher average debt balances.  Interest expense for the nine months ended September 30, 2008 was $40.3 million, a decrease of $8.9 million or 18.1% compared to the same period in 2007 attributable to lower average interest rates partially offset by higher average debt balances.  Costs associated with the accounts receivable securitization program, which began in May 2007, are included in other income (expense), as mentioned below.

Other income (expense), net

Other income, net for the three months ended September 30, 2008 was $2.8 million, as compared to $14.9 million in the same period in 2007.  During the three months ended September 30, 2008, the Company recorded $7.1 million of investment impairments and $2.2 million of gains from the sale of investments as compared to the three months ended September 30, 2007 when the Company recorded $3.1 million of investment impairments and $3.1 million of gains from the sale of investments.  Absent net gains (losses) on securities and other investments, other income decreased $7.2 million for the three months ended September 30, 2008 as compared to the same period in

2007.  In July 2007, the Company received $980.0 million from the sale of Asurion Corporation.  The majority of the proceeds from the Asurion transaction were used to pay down debt.  The remainder of the proceeds was invested in cash and short-term investments and was used in December 2007 to satisfy income tax obligations associated with the Asurion sale.  The decrease in other income (primarily interest income) as compared to third quarter 2007 is attributable to lower amounts of short-term investments, higher unrealized losses on marketable securities designated as trading and from higher accounts receivable securitization program costs associated with higher levels of accounts receivable sold.

Other income (expense), net for the nine months ended September 30, 2008 was a $4.1 million expense, versus income of $41.6 million in the same period in 2007.  During the nine months ended September 30, 2008, the Company recorded $33.1 million of investment impairments and $11.7 million of gains from the sale of investments as compared to the nine months ended September 30, 2007 when the Company recorded $5.1 million of investment impairments and $13.1 million of gains from the sale of investments.  Absent net gains (losses) on securities and other investments, other income decreased $16.3 million for the nine months ended September 30, 2008 attributable to increased unrealized losses on marketable securities designated as trading in the amount of $9.2 million, lower interest income from lower amounts of short-term investments in 2008, lower other income resulting from gains of $2.5 million recorded during the nine months ended September 30, 2007 from the favorable settlement of a prior business acquisition dispute and the recovery of a Chapter 11 bankruptcy claim of an amount due from a previous customer and higher accounts receivable securitization program costs associated with higher levels of accounts receivable sold, partially offset by higher dividend income in 2008.

Gain on sale of Asurion

During the three and nine months ended September 30, 2007, the Company recorded a $996.3 million gain from the sale of most of its investment in Asurion.  In connection with the sale, DST received cash proceeds of $980.0 million and receivables of $45.5 million, of which $6.3 million were collected in fourth quarter 2007 and $39.2 million were collected in second quarter 2008.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

BFDS	$4.6	$7.6	$15.2	$23.6
IFDS, U.K.	2.6	3.0	8.5	10.4
IFDS, Canada	2.4	0.4	4.8	2.9
Argus	0.0	1.5	0.4	3.4
Other	(0.6)	(7.1)	0.4	(9.5)
Asurion				21.9
	$9.0	$5.4	$29.3	$52.7

Equity in earnings of unconsolidated affiliates increased $3.6 million for the three months ended September 30, 2008 and decreased $23.4 million for the nine months ended September 30, 2008, as compared to the same periods for 2007.  The increase during the three months ended September 30, 2008 is attributable to no impairments recorded by DST’s real estate joint ventures in 2008 (as compared to approximately $4.9 million, DST’s share, in third quarter 2007) and increased earnings from IFDS Canada, partially offset by lower earnings from BFDS, IFDS U.K. and Argus Health Systems.  As previously announced, DST sold the majority of its equity interest in Asurion on July 3, 2007 and now accounts for this investment under the cost basis.  The decrease in equity in earnings of unconsolidated affiliates during the nine months ended September 30, 2008 is primarily attributable to no equity in earnings of Asurion recorded in 2008 versus $21.9 million for the nine months ended September 30, 2007 and from lower earnings from BFDS, Argus and IFDS U.K., partially offset by increased earnings from other real estate joint ventures (due to impairments recorded in 2007) and from increases in earnings from IFDS Canada.

Certain of the Company’s joint ventures and, to a lesser extent, the Company, derive investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by the joint ventures were $1.3 billion during third quarter of 2008 and $1.4 billion during third quarter 2007.  Average interest rates earned on the balances declined from 4.81% in third quarter 2007 to 1.93% in third quarter 2008.  The net effect of these fluctuations resulted in an approximate $11.3 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity of earnings of unconsolidated affiliates of $3.4 million.  Average daily balances invested by the joint ventures were $1.4 billion during the nine months ended September 30, 2008 and $1.5 billion during the same period in 2007.  Average interest rates earned on the balances declined from 4.79% during the nine months ended September 30, 2007 to 2.45% for the same period in 2008.  The net effect of these fluctuations resulted in an approximate $27.5 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity of earnings of unconsolidated affiliates of approximately $8.4 million during the nine months ended September 30, 2008.

DST’s equity in BFDS earnings for the three and nine months ended September 30, 2008 decreased $3.0 million and $8.4 million, respectively, compared to the same periods in 2007.  The decline in earnings for the three months ended September 30, 2008 is primarily attributable to lower investment earnings resulting from lower interest rates on cash balances maintained by BFDS on behalf of customers and lower operating revenues from lower client volumes, partially offset by lower compensation and benefit costs due to lower headcount resulting from staff reductions in second quarter 2008.  The decline in earnings for the nine months ended September 30, 2008 is primarily attributable to lower investment earnings resulting from lower interest rates and from costs associated with a reduction in staffing levels.

DST’s equity in IFDS U.K. earnings for the three and nine months ended September 30, 2008 decreased $0.4 million and $1.9 million, respectively, compared to the same periods in 2007, primarily from higher compensation costs and higher income taxes, partially offset by higher operating revenues from increased volumes at existing clients and from new clients.  Accounts serviced by IFDS U.K. were 5.9 million at September 30, 2008, an increase of 0.1 million accounts as compared to June 30, 2008, December 31, 2007 and September 30, 2007.

DST’s equity in IFDS Canada earnings for the three and nine months ended September 30, 2008 increased $2.0 million and $1.9 million, respectively, compared to the same periods in 2007.  The increase in earnings during the three months ended September 30, 2008 is primarily attributable to higher operating revenues associated with higher shareowner accounts, lower income taxes resulting from the recognition of a deferred tax benefit and lower client conversion costs.  The increase in earnings during the nine months ended September 30, 2008 is attributable to the same reasons mentioned above, partially offset by costs associated with new customer conversions during 2008.  Accounts serviced by IFDS Canada were 10.7 million at September 30, 2008, unchanged from June 30, 2008, an increase of 3.2 million accounts or 42.7% from December 31, 2007 and an increase of 3.3 million accounts or 44.6% from September 30, 2007, primarily from the January 2008 conversion of a new remote mutual fund client with approximately 3.2 million accounts.

DST’s equity in Argus Health Systems earnings for the three and nine months ended September 30, 2008 decreased $1.5 million and $3.0 million, respectively, as compared to the same periods in 2007.  The decline in earnings during the three months ended September 30, 2008 is primarily attributable to lower investment earnings from lower interest rates on cash balances maintained by Argus on behalf of customers and from lower processing revenues.  The decline in earnings during the nine months ended September 30, 2008 is attributable to the same reasons mentioned above and higher operating costs.

The Other category in the table above includes principally various real estate joint ventures.  DST’s equity in other unconsolidated affiliates during the three and nine months ended September 30, 2008 increased $6.5 million and $9.9 million, respectively, as compared to the same periods in the prior year.  The increase during the three months ended September 30, 2008 is attributable to lower impairments recorded by DST’s real estate joint ventures in 2008 (approximately $4.9 million was recorded in third quarter 2007) and from lower depreciation expense in third quarter 2008.  The increase during the nine months ended September 30, 2008 is attributable to the reasons mentioned above, a 2008 gain from the early extinguishment of debt at a real estate joint venture and from higher rental revenues and cost efficiencies on various real estate joint ventures.

Income taxes

In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 34.7% and 25.5% for the three and nine months ended September 30, 2008, respectively, compared to 37.7% and 37.0% for the three and nine months ended September 30, 2007, respectively.  The lower effective tax rate for the three months ended September 30, 2008, compared to the same period in the prior year, is primarily due to the absence of income taxes related to the Asurion sale which resulted in an increase in the effective tax rate in third quarter 2007 and from favorable international income tax items in third quarter 2008.  The lower effective tax rate for the nine months ended September 30, 2008, compared to the same period in the prior year, is primarily due to an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties) in first quarter 2008, and from the absence of income taxes related to the Asurion sale.  The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 36.4% for the year ending December 31, 2008.  The full year 2008 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2008 were $301.9 million and $920.0 million, an increase of $4.3 million or 1.4% and $35.2 million or 4.0%, as compared to the same periods in 2007.  Financial Services Segment operating revenues for the three months ended September 30, 2008 were $284.4 million, an increase of $3.3 million or 1.2%, as compared to the same period in 2007, attributable to increases in mutual fund shareowner processing services, DST Health Solutions professional services and AWD software license fees, partially offset by lower international professional services revenue and lower data processing support revenues.  The increase in mutual fund shareowner processing services is attributable to higher levels of accounts serviced principally from new client conversions since second quarter 2007. The increase in DST Health Solutions operating revenues for the quarter was primarily due to the recognition of $2.5 million of previously deferred professional services revenues. The decrease in international professional services is attributable to lower software implementation services associated with weak market conditions. Data processing support revenues decreased by approximately $2.5 million due to the expiration of a contract in June 2008.  Financial Services Segment operating revenues for the nine months ended September 30, 2008 were $865.7 million, an increase of $28.9 million or 3.5%, as compared to the same period in 2007.  The increase is attributable to higher mutual fund shareowner processing services from higher levels of accounts serviced, higher DST Health Solutions professional services and higher AWD software license fees, partially offset by lower international professional services revenue.

U.S. operating revenues for the three months ended September 30, 2008 were $249.0 million, an increase of $8.7 million or 3.6%, as compared to the same period in 2007.  As mentioned above, the increase during the three months ended September 30, 2008 is attributable to increases in mutual fund shareowner processing services, DST Health Solutions professional services and AWD software license fees, partially offset by lower data processing support revenues.  U.S. operating revenues for the nine months ended September 30, 2008 were $752.9 million, an increase of $35.8 million or 5.0%, as compared to the same period in 2007.  The increase is attributable to higher mutual fund shareowner processing services from higher levels of accounts serviced, higher DST Health Solutions professional services and higher AWD software license fees.  U.S. mutual fund servicing revenues during the three and nine months ended September 30, 2008 increased approximately 3.4% and 4.8%, respectively, as compared to the same periods in 2007, principally from new account conversions subsequent to second quarter 2007.

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	September 30,	June 30,	December 31,	September 30,
	2008	2008	2007	2007

Registered accounts:
Non tax-advantaged	65.5	67.0	71.0	70.6
Tax-advantaged	47.0	47.4	46.2	45.9
	112.5	114.4	117.2	116.5

Subaccounts	9.4	5.4	1.9	1.7
Total	121.9	119.8	119.1	118.2

Total accounts serviced at September 30, 2008 were 121.9 million, an increase of 2.1 million accounts or 1.8% as compared to June 30, 2008, an increase of 2.8 million accounts or 2.4% from December 31, 2007 and an increase of 3.7 million accounts or 3.1% as compared to September 30, 2007.

Registered accounts represent individually registered shareowner accounts (both tax-advantaged and non tax-advantaged) on the books of the transfer agent.  Total registered accounts decreased 1.9 million accounts or 1.7% from the comparable amount at June 30, 2008, comprised of net declines in existing client accounts of 1.1 million, conversions to DST’s subaccounting platform of 0.6 million, and conversions to non-DST subaccounting platforms of 0.2 million.  The 4.7 million decrease in total registered accounts from December 31, 2007 is comprised of conversions to non-DST subaccounting platforms of 5.2 million, conversions to DST subaccounting platform of 0.9 million, partially offset by account growth from existing clients of 0.8 million and new client account conversions of 0.6 million.  The 4.0 million decrease in total registered accounts from September 30, 2007 is primarily attributable to conversions to non-DST subaccounting platforms, partially offset by account growth from existing clients.

Tax-advantaged accounts are comprised of accounts used for individual and corporate retirement savings plans and for individual education savings plans.  Included in tax-advantaged accounts are Individual Retirement Accounts or IRAs, defined contribution retirement accounts, and Educational Savings Plan Accounts, which include both Coverdell and Section 529 college plan savings accounts.  Tax-advantaged accounts were 47.0 million at September 30, 2008, a decrease of 0.4 million or 0.8% as compared to June 30, 2008 and an increase of 0.8 million or 1.7% as compared to December 31, 2007.  The increase is primarily attributable to net account growth from existing clients.  The 1.1 million increase in tax-advantaged accounts serviced from September 30, 2007 is primarily attributable to account growth from existing clients.  Tax-advantaged accounts represent 41.8% of total registered accounts serviced at September 30, 2008, as compared to 39.4% at September 30, 2007.

Subaccounts represent individual mutual fund account positions maintained on behalf of broker/dealers using DST’s subaccounting platform (“TA2000 Subaccounting”).  Subaccounts serviced were 9.4 million at September 30, 2008, an increase of 4.0 million subaccounts from June 30, 2008, comprised of conversions of new subaccounting clients of 3.6 million from non-DST platforms and conversions of 0.6 million registered accounts from TA2000, partially offset by net declines in existing client subaccounts of 0.2 million.  The 7.5 million increase in total subaccounts from December 31, 2007 is comprised of 6.7 million of conversions of new subaccounting clients from non-DST platforms, conversions of 0.9 million of registered accounts from TA2000, partially offset by net declines in existing client subaccounts of 0.1 million.  The 7.7 million increase in total subaccounts from September 30, 2007 is primarily attributable to new account conversions from non-DST platforms and conversions from TA2000.

During the quarter ended September 30, 2008, DST received new client commitments totaling approximately 0.5 million registered accounts, based on current levels.  In early October 2008, the Company converted approximately 2.0 million new registered accounts to TA2000.  The Company anticipates that 0.7 million new registered accounts will convert to TA2000 in 2009.  The Company also anticipates that 0.7 million registered accounts will convert to subaccounting platforms during the remainder of 2008, of which 0.4 million will convert to TA2000 Subaccounting and 0.3 million will convert to non-DST subaccounting platforms.  The Company also expects that 0.4 million new subaccounts will convert to TA2000 Subaccounting from non-DST platforms, of which 0.1 million will convert in 2008 and 0.3 million will convert in 2009 and 2010.

In summary, based on accounts serviced at September 30, 2008 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during the remainder of 2008), total accounts serviced at December 31, 2008 are estimated to be 123.7 million, which are comprised of 113.8 million registered accounts and 9.9 million subaccounts.  The actual number of accounts estimated to convert to and from various DST systems, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants represent the number of active participants processed on DST’s TA2000/TRAC platform.  DC participants were 3.7 million at September 30, 2008, a decrease of 0.8 million or 17.8% compared to June 30, 2008 and a decrease 0.7 million or 15.9% from September 30, 2007.  As previously announced, an existing TRAC client internalized its participant accounting during third quarter 2008 resulting in the loss of approximately 1.0 million participants.  This third quarter decrease is partially offset by participant growth from existing clients.  The decrease in participants from December 31, 2007 is principally for the same reasons stated above.

In October 2008, DST announced the formation of DST Retirement Solutions LLC (“DSTRS”), a wholly-owned subsidiary of DST, to meet the needs of defined contribution service providers.  The new entity combines DST’s TRAC technology solution with BFDS’s defined contribution full plan administration and recordkeeping unit.  From application service provider (“ASP”) to full outsourcing, DSTRS offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size.

Active U.S. AWD workstations were 157,600 at September 30, 2008, an increase of 68.2% over June 30, 2008 levels and an increase of 70.9% as compared to December 31, 2007.  The increase in workstations is attributable to new license agreements in 2008.

International operating revenues for the three months ended September 30, 2008 were $35.4 million, a decrease of $5.4 million or 13.2% as compared to the same period in 2007, primarily from lower professional services revenue associated with weak market conditions.  International operating revenues for the nine months ended September 30, 2008 were $112.8 million, a decrease of $6.9 million or 5.8%, as compared to the same period in 2007, primarily from lower professional services revenues and lower software license fee revenues.  Active international AWD workstations were 35,600 at September 30, 2008, unchanged as compared to June 30, 2008 and an increase of 0.3% compared to December 31, 2007 levels.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), AWD (workflow management and CRM solutions) and DST Health Solutions (medical claims processing systems).  Operating revenues include approximately $11.9 million and $38.6 million of software license fee revenues for the three and nine months ended September 30, 2008, an increase of $2.0 million and a decrease of $1.6 million, respectively, compared to the same periods in 2007.  The increase during the three months ended September 30, 2008 is attributable to higher AWD software license fees, and to a lesser extent, higher investment management software license fees.  The decrease during the nine months ended September 30, 2008 is primarily attributable to lower investment management software license fees, partially offset by higher AWD software license fees.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2008 increased $0.7 million or 0.3% and $17.8 million or 2.8%, respectively, compared to the same periods in 2007.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $17.5 million and $54.3 million during the three and nine months ended September 30, 2008, an increase of $1.0 million and $6.3 million, respectively, as compared to the same periods in 2007.  Excluding reimbursable operating expenses, costs and expenses decreased $0.3 million during the three months ended September 30, 2008 to $193.9 million.  The decrease in costs during the three months ended September 30, 2008 is attributable to $3.3 million of lower costs associated with the partial termination of a non-qualified deferred compensation plan  recorded during third quarter 2007, partially offset by higher costs associated with reductions in international staffing levels, higher compensation costs related to the achievement of goals from a prior business acquisition incurred in third quarter 2008 and higher costs related to the new client subaccount conversion in 2008.  Excluding reimbursable operating expenses, costs and expenses increased $11.5 million during the nine months ended September 30, 2008 to $591.1 million.  The increase in costs during the nine months ended September 30, 2008 is attributable to higher compensation and benefit related costs to support new business growth and from reductions in staffing levels in the international operations, higher compensation costs related to the achievement of goals from a prior business acquisition, higher travel costs and higher costs related to the new subaccounting conversion in 2008, partially offset by lower ASI merger integration costs in

2008 and $3.3 million of lower costs associated with the partial termination of a non-qualified deferred compensation plan  recorded during third quarter 2007.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended September 30, 2008 decreased $1.1 million or 5.1%, as compared to the same period in 2007.  The decrease during the three months ended September 30, 2008 is attributable to lower internally developed software amortization and certain assets becoming fully depreciated in 2008.  Financial Services Segment depreciation and amortization cost for the nine months ended September 30, 2008 increased $1.5 million or 2.5% as compared to the same period in 2007, attributable to depreciation expense on new asset additions.

Income from operations

Financial Services Segment income from operations for the three months ended September 30, 2008 was $70.0 million, an increase of $4.7 million or 7.2%, as compared to the same period in 2007.  The increase is attributable to increased contributions from DST Health Solutions and AWD, lower depreciation expense and the absence of a $3.3 million charge in third quarter 2007 associated with the partial termination of a non-qualified deferred compensation plan discussed above, partially offset by lower contributions from international operations, primarily from lower professional services revenue and higher personnel costs, and lower data processing support revenues.  Financial Services Segment income from operations for the nine months ended September 30, 2008 was $213.9 million, an increase of $15.9 million or 8.0%, attributable to the items mentioned above and from lower software license fee revenues and higher depreciation expense.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2008 were $257.4 million and $797.7 million, a decrease of $15.9 million or 5.8% and $37.9 million or 4.5%, respectively, as compared to the same periods in 2007.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2008 were $128.8 million and $402.6 million, a decrease of $7.6 million or 5.6% and $18.8 million or 4.5%, respectively, as compared to the same periods in 2007.  The decrease during the three months ended September 30, 2008 is from lower images produced.  The decrease during the nine months ended September 30, 2008 is attributable to lower images produced and a contract termination fee of $3.1 million recorded in 2007.  Out-of-pocket revenues for the three and nine months ended September 30, 2008 were $128.6 million and $395.1 million, a decrease of $8.3 million or 6.1% and $19.1 million or 4.6%, respectively, as compared to the same periods in 2007, primarily attributable to changes in customer postage programs.

Output Solutions Segment images produced for the three and nine months ended September 30, 2008 totaled 3.4 billion and 10.6 billion, a decrease of 1.0 billion or 22.7% and 2.4 billion or 18.5%, respectively, as compared to the same periods in 2007.  The decrease in images is due to certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced.  The Company expects this trend to continue in 2008.  If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solution’s revenues and profitability.

Items mailed during the three and nine months ended September 30, 2008 totaled 577.0 million and 1,770.6 million, an increase of 1.9% and 2.9%, respectively, as compared to the same periods in 2007.  The increase during the three and nine months ended September 30, 2008 are  primarily due to the conversion of a new telecommunications client during fourth quarter 2007 and higher volumes from other existing clients.  The increase during the three months ended September 30, 2008 was partially offset by certain privacy mailings that did not occur in third quarter 2008.  Items mailed are reflective of the number of our clients’ underlying accounts/subscribers/customers who receive their communications via paper.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2008 decreased $14.2 million or 5.6% and $34.0 million or 4.4%, respectively, as compared to the same periods in 2007.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $128.6 million and $395.1 million during the three and nine months ended September 30, 2008, a decrease of $8.3 million and $19.1 million, respectively, as compared to 2007, primarily attributable to changes in customer postage programs.  Excluding reimbursable operating expenses, costs and expenses decreased $5.9 million during the three months ended September 30, 2008 to $111.2 million, primarily from lower leased equipment costs resulting from the implementation of owned digital print technologies, lower material costs and lower compensation and benefit related costs, including $0.8 million of costs associated with the partial termination of a non-qualified deferred compensation plan  recorded during third quarter 2007.  Excluding reimbursable operating expenses, costs and expenses decreased $14.9 million during the nine months ended September 30, 2008 to $345.1 million, for the same reasons mentioned above.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three and nine months ended September 30, 2008 decreased $0.4 million or 3.8% and $2.2 million or 7.1%, respectively, compared to the same periods in 2007.  The decrease during the three and nine months ended September 30, 2008 is attributable to the Company’s use of accelerated depreciation methods on printers and inserters, partially offset by depreciation on new equipment purchased to replace assets that were previously leased.

Income from operations

Output Solutions Segment income from operations for the three months ended September 30, 2008 was $7.4 million, a decrease of $1.3 million or 14.9%, as compared to the same period in 2007.  Decreases in operating revenues during third quarter 2008 were partially offset by lower costs and expenses and lower depreciation and amortization.  Output Solutions Segment income from operations for the nine months ended September 30, 2008 was $28.6 million, a decrease of $1.7 million or 5.6%, as compared to the same period in 2007, primarily for the same reasons mentioned above and a contract termination fee of $3.1 million recorded in 2007.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of pocket reimbursements, were $16.3 million and $46.6 million for the three and nine months ended September 30, 2008, a decrease of $0.3 million or 1.8% and $1.7 million or 3.5%, respectively, as compared to the same periods in 2007.  Revenues are primarily derived from real estate activities.  The majority of the real estate revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $16.1 million for the three months ended September 30, 2008, a decrease of $0.5 million or 3.0% as compared to the same period in 2007, primarily due to lower rental activity.  Operating revenues (excluding out-of-pocket reimbursement) were $46.2 million for the nine months ended September 30, 2008, a decrease of $1.9 million or 4.0%, as compared to the same period in 2007, primarily due to reduced rental income resulting from the sale of office buildings in second quarter 2007 and the sale of other properties in first quarter 2007.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $0.1 million during the three months ended September 30, 2008, as compared to the same period in 2007, primarily due to $0.2 million of lower costs resulting from the partial termination of a deferred compensation plan in 2007.  Investments and Other Segment costs and expenses increased $12.0 million during the nine months ended September 30, 2008, as compared to the same period in 2007.  Included in costs and expenses during the nine months ended September 30, 2007 is a $12.4 million gain resulting from the sale of office buildings.  Absent this gain, costs and expenses decreased $0.4 million during the nine months ended September 30, 2008, respectively, attributable to lower deferred compensation plan costs as mentioned above and from lower other occupancy costs.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.4 million during the three months ended September 30, 2008, as compared to the same period in 2007, primarily resulting from an asset impairment in third quarter 2007.  Investments and Other Segment depreciation and amortization decreased $1.0 million during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily from the sale of properties in 2007.

Income from operations

Investments and Other Segment income from operations was $3.4 million and $9.4 million for the three and nine months ended September 30, 2008, an increase of $0.2 million or 6.2% and a decrease of $12.7 million or 57.5%, respectively, as compared to the same periods in 2007.  The increase during the three months ended September 30, 2008 is attributable to lower costs associated with the deferred compensation plan as described above and lower depreciation and amortization expense, partially offset by lower operating revenues from lower rental activity.  The decrease for the nine months ended September 30, 2008 was primarily attributable to the absence of a $12.4 million gain from the sale of office buildings recorded in 2007.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30,	December 31,
	2008	2007
Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	65.5	71.0
Tax-advantaged:
IRA mutual fund accounts	27.8	27.5
Other retirement accounts	4.8	4.7
TRAC mutual fund accounts	5.4	5.3
Section 529 and Educational IRA’s	9.0	8.7
	47.0	46.2
Total registered accounts	112.5	117.2
Subaccounts	9.4	1.9
Total accounts serviced	121.9	119.1

International
United Kingdom (1)	5.9	5.8
Canada (2)	10.7	7.5

TRAC participants (millions)	3.7	4.8
Automated Work Distributor workstations (thousands)	193.2	127.7
DST Health Solutions covered lives (millions)	24.1	24.5

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Output Solutions Operating Data
Images produced (billions)	3.4	4.4	10.6	13.0
Items mailed (billions)	0.6	0.7	1.8	2.0

Other Operating Data
Pharmacy claims processed by Argus (millions)	137.7	145.5	428.4	436.4

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, and payments on debt.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2008 and 2007 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $302.9 million and $313.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in operating cash flows during 2008 is attributable to lower activity under the accounts receivable securitization program, higher payments of accounts payable and accrued liabilities (including accrued compensation and benefits) and higher payments of income taxes, partially offset by decreases in accounts receivable.  The Company had $99.5 million of cash and cash equivalents at September 30, 2008, a decrease of $9.9 million from December 31, 2007.  Operating cash flows during 2008 resulted principally from net income of $172.3 million and non-cash items included in the determination of net income, including depreciation and amortization expense of $93.8 million and equity in earnings of unconsolidated affiliates of $29.3 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $42.6 million, decreases in accounts receivable of $55.5 million, increases in income taxes payable of $15.9 million and proceeds from accounts receivable securitizations of $30.0 million.

Cash Management Service

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  The Company had $263.2 million and $177.4 million of mutual fund transfer agency client investments and deposits at September 30, 2008 and December 31, 2007, respectively.

Investing Activities

Cash flows used by investing activities were $93.2 million during the nine months ended September 30, 2008, as compared to cash flows provided by investing activities of $750.9 million during the nine months ended September 30, 2007.  The increase in cash flows provided by investing activities during 2007 was primarily attributable to the $980.0 million of proceeds received from the Asurion investment sale in third quarter 2007 and $42.5 million of proceeds principally from the sale of office buildings in second quarter 2007.  During 2008, higher capital expenditures and higher advances to unconsolidated affiliates were partially offset by the collection of the remaining Asurion sale proceeds of $39.2 million and higher proceeds from the sale of investments during 2008.

The Company advanced $34.4 million, net, to unconsolidated affiliates during the nine months ended September 30, 2008, including a loan to an unconsolidated real estate joint venture, but received net proceeds in the amount of $26.7 million principally from the repayment of loans by unconsolidated affiliates during the nine months ended September 30, 2007.  Related to the $34.5 million advance during the nine months ended September 30, 2008, the other partner in the joint venture guaranteed 60% of the balance of this loan, which is secured by real estate, has variable rates of interest and matures on December 31, 2012.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Nine Months
	Ended September 30,
	2008	2007
Financial Services Segment	$32.2	$34.2
Output Solutions Segment	18.3	20.3
Investments and Other Segment	29.2	3.8
	$79.7	$58.3

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

Investments

The Company made $91.5 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2008, as compared to $271.7 million during the nine months ended September 30, 2007.  Included in the $271.7 million of investment purchases during the nine months ended September 30, 2007 is approximately $168.0 million of Asurion proceeds that were invested in short-term debt securities that matured on December 14, 2007.  Proceeds from these short-term investments, along with other invested cash balances, were used in fourth quarter 2007 to satisfy tax obligations associated with the Asurion sale.  During the nine months ended September 30, 2008, the Company received $73.5 million from the sale of investments in available-for-sale securities and other investments as compared to $46.6 million in the comparable 2007 period.

Proceeds from the Sale of Asurion

DST sold the majority of its equity interest in Asurion on July 3, 2007 and received cash proceeds of $980.0 million during the nine months ended September 30, 2007.  In addition, DST received receivables of $45.5 million, of which $6.3 million were collected in fourth quarter 2007 and $39.2 million were collected in second quarter 2008.

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

Financing Activities

Cash flows used by financing activities were $219.6 million and $837.1 million for the nine months ended September 30, 2008 and 2007, respectively.  Cash outflows from share repurchases of $697.4 million were partially offset by $394.7 million of cash inflows from borrowings on revolving credit facilities and $114.0 million (net of expenses) of proceeds from the five-year real estate credit agreement (discussed below) completed during the nine months ended September 30, 2008, as compared to cash outflows from share repurchases of

$511.8 million and borrowings on revolving credit lines of $410.5 million during the nine months ended September 30, 2007.

Common Stock Issuances and Repurchases

The Company received proceeds of $4.7 million and $84.9 million from the issuance of common stock upon the exercise of employee stock options during the nine months ended September 30, 2008 and 2007, respectively.  The decrease in proceeds from stock option exercises is attributable to lower volumes of stock options exercised in 2008 as compared to 2007.

On May 12, 2008, DST’s Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases.  The Company repurchased approximately 10,635,252 shares of DST common stock for $691.7 million or approximately $65.04 per share during the nine months ended September 30, 2008.  Cash flows from operations and borrowings on debt facilities were used to repurchase these shares.  At September 30, 2008, the Company had approximately 1.2 million shares remaining under the existing share repurchase authorization plan.  During the nine months ended September 30, 2007, DST repurchased 6,011,900 shares of DST common stock for $465.0 million or approximately $77.34 per share.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $5.7 million and $46.8 million during the nine months ended September 30, 2008 and 2007, respectively.

Off Balance Sheet Obligations

As of September 30, 2008, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program.  On May 22, 2008, the Company renewed its $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit.  The first amendment to the receivables purchase agreement (originally dated May 24, 2007) extends the conduit’s purchase commitment until May 21, 2009.  At September 30, 2008 and December 31, 2007, the total outstanding undivided interest in the receivables held by the conduit was $100.0 million and $70.0 million, respectively.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes;  loans from unconsolidated affiliates; and secured borrowings, including the September 2008 real estate credit agreement.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its line of credit facilities increased $394.7 million during the nine months ended September 30, 2008.  The Company had $1,541.7 million and $1,061.1 million of debt outstanding at September 30, 2008 and December 31, 2007, respectively.

Senior Convertible Debentures

Holders of the Company’s senior convertible debentures were eligible to convert these bonds during the three months ended March 31, 2008, June 30, 2008 and September 30, 2008 as a result of DST’s common stock trading above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively.  Actual conversions for the nine months ended September 30, 2008 have been less than $0.1 million and the Company used cash to settle the principal portion of these conversions.  Holders of the senior convertible debentures do not have the right to convert these bonds during the three months ending December 31, 2008 because the stock price conversion feature was not achieved for at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2008.  Conversion rights, and ultimate classification of the senior convertible debentures as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices.  At September 30, 2008 and December 31, 2007, the Company had $839.7 million and $839.8 million, respectively, of senior convertible debentures outstanding, all of which is classified as a current liability.

In July 2008, the Company announced a notice of put right in connection with $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023.  Series B convertible senior debenture holders had the right to require the Company to purchase the debentures on August 15, 2008, for cash, at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest to August 15, 2008.  The put right expired on August 20, 2008 and did not result in significant debenture purchases by DST during third quarter 2008.

At any time after August 20, 2008, DST has the right to redeem for cash all or part of the Series B convertible debentures, upon not less than 30 nor more than 60 days notice before the redemption date, for a price equal to the accreted principal amount of any Series B convertible debentures to be redeemed plus any accrued and unpaid cash interest through the redemption date.

In August 2008, the Company announced that it will pay contingent interest for the period August 20, 2008 to February 14, 2009 in connection with Series B convertible senior debentures.  The interest obligation arises because the average trading price of the Series B debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of such debentures.  The amount of contingent interest equals 0.19% of the average trading price for the reference period, or $2.55 per $1,000 principal amount of such debentures.  The interest payment date is February 17, 2009.

Syndicated Line of Credit

The Company amended its $600 million syndicated line of credit facility as of June 16, 2008 to extend an expiring provision that allowed liens on real property securing indebtedness.  At September 30, 2008 and December 31, 2007, the Company had $475.4 million and $48.7 million, respectively, of indebtedness under the syndicated line of credit facility.

Equipment Credit Facility

The Company entered into a $50 million unsecured credit facility with a vendor in June 2008.  Proceeds from loans made under the credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013.  Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  At September 30, 2008, $6.8 million was outstanding under the equipment credit facility.

Real Estate Credit Agreement

On September 16, 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility in September 2008, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20 year amortization schedule.  Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed.  Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The balance of the loan is due on September 16, 2013, the maturity date of the credit facility.  The amount outstanding under this real estate credit agreement at September 30, 2008 was $115.0 million.

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

At September 30, 2008 and December 31, 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

OTHER

Comprehensive income (loss)

The Company’s comprehensive loss totaled $49.5 million and $78.3 million for the three and nine months ended September 30, 2008, respectively, as compared to comprehensive income of $649.1 million and $859.0 million for the three and nine months ended September 30, 2007.  Comprehensive income (loss) includes net income of $50.2 million and $172.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $672.8 million and $811.0 million for the three and nine months ended September 30, 2007, and other comprehensive loss of $99.7 million and $250.6 million for the three and nine months ended September 30, 2008, respectively, as compared to other comprehensive loss of $23.7 million and other comprehensive income of $48.0 million for the three and nine months ended September 30, 2007.  Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, foreign currency translation adjustments, and the Company’s share of an unconsolidated affiliate interest rate swap.  The principal difference between net income and comprehensive income is the net change in unrealized gains and losses on available-for-sale securities.

Other than temporary impairments

At September 30, 2008, the Company’s available-for-sale securities had unrealized holding losses of $12.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at September 30, 2008 are other than temporary.

The Company recognized investment impairments which the Company believed were other than temporary of $7.1 million and $33.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.1 million and $5.1 million for the same periods in 2007.  The impairments were for available-for-sale and cost method investments in the Investments and Other Segment and Financial Services Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in the other income (expense), net in the Condensed Consolidated Statement of Income.

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

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 17.1 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if the senior convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.80 and $8.42 (versus reported diluted earnings per share of $0.91 and $9.62) for the three months ended September 30, 2008 and 2007, respectively, and $2.59 and $10.04 (versus reported diluted earnings per share of $2.91 and $11.37) for the nine months ended September 30, 2008 and 2007, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  DST is still evaluating the impact of this FSP, but currently believes that the adoption of this standard may have a negative impact on earnings per share for historical periods prior to March 31, 2006, but is not expected to have a significant impact on the Company’s earnings per share prospectively.

Earnings Per Share – Participating Securities

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards will now need to be included in the calculation of basic EPS using the two-class method, a change that will likely reduce both basic and diluted EPS.  The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  This FSP shall be applied retrospectively to all periods presented.  Because DST’s restricted stock awards allow holders the right to receive cash dividends, if any, DST may have to treat these awards as participating securities which could result in an additional dilutive impact to both basic and diluted EPS.  Unvested restricted shares were 2.6 million at September 30, 2008.  DST is still evaluating the impact of this FSP, but currently believes that the adoption of this standard will have a negative impact on basic and diluted earnings per share.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2008 was approximately $1.1 billion.  The impact of a 10% change in fair value of these investments would be approximately $67.2 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations - Comprehensive income (loss)” above, net unrealized gains on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income and consolidated financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts for which the Company is the agent.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2008, the Company and its joint ventures had approximately $1.6 billion of cash balances maintained in such accounts, of which $1.3 billion was maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would increase or decrease consolidated net income, on an annual basis, by approximately $2.1 million.

At September 30, 2008, the Company had approximately $1.5 billion of debt, of which $667.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, prime rates).  The Company estimates that a 10% change in interest rates would increase or decrease pre-tax income, on an annual basis, by approximately $1.8 million.

At September 30, 2008, the Company’s proportional share of an unconsolidated affiliate’s interest rate swap was an unrealized loss of $10.0 million and is included in other comprehensive income.  The Company estimates that a 10% change in the interest rate would not be material to consolidated other comprehensive income.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2008, the Company’s international subsidiaries had approximately $199.6 million in total consolidated assets, and for the three and nine months ended September 30, 2008, these international subsidiaries had approximately $6.7 million and $3.6 million  net income, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $20.0 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated net income by approximately $0.4 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  The risk factors have not changed materially from the date of our annual report on Form 10-K for the year ended December 31, 2007, except that we have included a risk factor on adverse conditions in the credit and financial markets.

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

Adverse conditions in the credit and financial markets could adversely affect our business, financial condition and results of operations

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values.  The Company believes the current credit and financial market conditions could adversely affect its operations in several ways including, but not limited to, the following:

•                 While the Company’s syndicated revolving credit facility does not expire until June 2010, adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company.

•                 If one or more of the banks in the syndicated revolving credit facility were not able to or otherwise fail to fulfill their funding obligations under the facility, the Company’s financial condition could be adversely impacted.

•                 In connection with any potential alteration of the Company’s syndicated revolving credit facility to meet a business need, it is possible that the syndicate of banks could require current market pricing rates as part of the terms of amending the facility which could adversely impact the Company’s interest expense and cash flow.

•                 The current tightening of credit in financial markets may adversely affect the abilities of clients to obtain financing and could result in a cancellation of, a decrease in, or inability to pay for the products and services provided by the Company.

•                 The Company’s suppliers may also be adversely affected, and the lack of their access to the credit markets to fund key supplier operations could lead to a shortage or cancellation of key supplier products and services, which could have an adverse effect on the Company’s operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	1,101,469(1)	56.46	1,100,000	3,140,535(2)
August 1 - August 31	609,261(1)	62.68	600,000	2,540,535(2)
September 1 - September 30	1,316,827(1)	57.49	1,311,587	1,228,948(2)

(1)          For the three months ended September 30, 2008, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 15,970 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 1,469 shares were purchased in July 2008, 9,261 shares were purchased in August 2008 and 5,240 shares were purchased in September 2008.

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

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)        Exhibits:

10.1

The Fifth Amendment dated June 16, 2008 to the Syndicated Credit Agreement by and among the Company and a syndicate of financial institutions including but not limited to Bank of America, N.A., Citibank, N.A., Citigroup Global Markets, Inc. and Banc of America Securities LLC, dated as of June 28, 2005, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2005 (Commission File No. 1-14036).

10.2

The Credit Agreement by and among DST Realty, Inc., Westside Investment Park, L.L.C., DST Realty of California, Inc., DST Realty Connecticut, Inc. and a syndicate of financial institutions including but not limited to Bank of the West and Enterprise Bank and Trust, dated September 16, 2008, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.

31.1	Certification of Chief Executive Officer of Registrant
31.2	Certification of Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 10, 2008.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)