Form 10-K
period 2008-12-31
DST SYSTEMS INC
filed 2009-02-25
CIK 714603

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2008:
Common Stock, $0.01 par value—$2,303,227,041

Number of shares outstanding of the Registrant's common stock as of January 31, 2009:
Common Stock, $0.01 par value—49,719,206

Documents incorporated by reference:
Proxy Statement for the annual meeting of stockholders on May 12, 2009 (Part III)

DST Systems, Inc.
2008 Form 10-K Annual Report

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

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be made available free of charge on or through the Company's Internet website (www.dstsystems.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, the Company's corporate governance guidelines and the charters of the Audit Committee, the Corporate Governance/Nominating Committee and the Compensation Committee of the DST Board of Directors are available on the Company's Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the DST Corporate Secretary, 333 West 11th Street, Kansas City, Missouri 64105, and oral requests may be made by calling the DST Corporate Secretary's Office at (816) 435-8655. An individual may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

NARRATIVE DESCRIPTION OF BUSINESS

The Company's business units offer sophisticated information processing and software services and products. These business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity funds and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company's segments follows:

Financial Services

The Company's Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, real estate partnerships, third party administrators and medical practice groups. The Company's proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to providers of healthcare plans, third party administrators and medical practice groups.

As described in Part II, Item 7 "Significant Events" there have been several changes in the composition of the Financial Services Segment during the three years ended December 31, 2008:

Acquisitions

  •
  BlueDoor Technologies Pty Ltd ("BlueDoor") was acquired by DST Systems, Inc. on November 14, 2008 for an aggregate amount of $13.4 million consisting of approximately $10.3 million of cash and 85,006 shares of DST common stock at an approximate value of $3.1 million.

  •
  TASS, LLC was acquired by DST Systems, Inc. on July 31, 2007 and Mosiki, LLC was acquired by DST International North America, Inc. on August 9, 2007, for an aggregate amount of $14.9 million.

  •
  Amisys Synertech, Inc. ("ASI") was acquired by a wholly-owned subsidiary of DST Health Solutions, Inc. on October 2, 2006 for $136.5 million.

BlueDoor Technologies Pty Ltd. is a private company based in Melbourne that provides software solutions for participant accounting for the funds management and retirement savings ("superannuation") markets in Australia. The acquisition of BlueDoor did not have a material impact on the Financial Services Segment or consolidated financial results of DST during the year ended December 31, 2008. DST believes the expansion of its software solution offerings will provide broader product offerings to existing and new customers.

TASS, LLC is a full service mutual fund shareowner subaccounting services provider. Mosiki, LLC is a professional consulting services and solutions provider. The acquisitions of TASS and Mosiki did not have a material impact on the consolidated financial results of DST during the year ended December 31, 2007. DST believes the expansion of its mutual fund and investment management software offerings will provide broader product offerings to existing and new customers.

Amisys Synertech, Inc. provides enterprise software solutions, business process outsourcing and benefit administration solutions to health plans, insurance companies and benefit administrators. DST believes that combining its existing DST Health Solutions business with ASI will continue to enable it to provide broader solution and service offerings to existing and new customers. In addition, DST believes the combined DST Health Solutions business complements other Financial Services Segment businesses that process high volumes of transactions using proprietary software systems and creates opportunities to further leverage DST's AWD and Output Solutions products and services and DST's existing data centers.

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

Dispositions

  •
  The majority of DST's interest in Asurion was sold on July 3, 2007 for $986.3 million of cash and approximately $39.2 million of receivables which were collected in June 2008.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom ("U.K."), Canada, Europe, Australia, India, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also provides customized statement and bill production, marketing and personalization services, postal optimization, and electronic presentment, payment and distribution solutions.

The Output Solutions Segment conducts its operations from five operating centers facilities located throughout North America and the U.K. DST Output is among the largest First-Class mailers in the U.S and is one of the largest users of continuous, high-speed, full-color inkjet printing systems.

DST Output's research and development initiatives have resulted in a Digital Press Technology ("DPT") high-speed color printing and inserting platform. The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing. DST Output believes DPT is a technologically-differentiated service offering that enables them to provide better and more efficient products and services to clients.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in equity securities with a market value of approximately $710.3 million at December 31, 2008, including approximately 10.6 million shares of State Street Corporation ("State Street"), 29.6 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.1 million, $163.4 million and $21.9 million, respectively, based on closing exchange values at December 31, 2008.

Source of Revenue

The Company's sources of revenue are presented below. The sources listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2008		2007		2006
	(dollars in millions)
U.S. operating revenues
Mutual fund / investment management	$804.8	48.0%	$775.3	45.7%	$738.3	47.5%
Telecommunications, video and utilities	219.2	13.1%	232.1	13.7%	225.0	14.4%
Healthcare related services(1)	212.1	12.7%	220.7	13.0%	146.1	9.4%
Other financial services	128.6	7.7%	123.9	7.3%	127.6	8.2%
Other	94.5	5.6%	96.6	5.7%	112.9	7.3%

Total U.S. operating revenues	1,459.2	87.1%	1,448.6	85.4%	1,349.9	86.8%

International operating revenues
Investment management and other financial services	170.0	10.1%	189.3	11.2%	153.9	9.9%
Telecommunications, video and utilities	30.9	1.8%	37.3	2.2%	37.8	2.4%
Other	15.4	1.0%	20.2	1.2%	14.6	0.9%

Total international operating revenues	216.3	12.9%	246.8	14.6%	206.3	13.2%

Total operating revenues	1,675.5	100.0%	1,695.4	100.0%	1,556.2	100.0%
Out-of-pocket reimbursements(2)	609.9		607.1		679.6

Total revenues	$2,285.4		$2,302.5		$2,235.8

  (1)
  Includes operating revenues of ASI from the acquisition date of October 2, 2006.

  (2)
  Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: mutual fund shareowner processing, business process management, healthcare administration processing solutions and services, and investment management software and services.

The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2008	2007	2006
	(dollars in millions)
Revenues
U.S. operating revenues
Mutual fund/investment management	$688.3	$664.4	$638.8
Telecommunications, video and utilities	10.5	6.3	6.1
Healthcare related services(1)	190.8	202.3	129.1
Other financial services	63.3	52.3	52.7
Other	47.8	43.4	53.2

	1,000.7	968.7	879.9

International operating revenues
Investment management and other financial services	131.7	157.6	123.0
Telecommunications, video and utilities	4.4	5.0	6.0
Other	5.9	3.3	2.3

	142.0	165.9	131.3

Total operating revenues	1,142.7	1,134.6	1,011.2
Out-of-pocket reimbursements(2)	72.6	65.0	60.8

Total revenues	$1,215.3	$1,199.6	$1,072.0

Mutual fund shareowner accounts processed (in millions)
U.S.
Registered accounts:
Non tax-advantaged	65.4	71.0	64.2

Tax-advantaged:
IRA mutual fund accounts	27.0	27.5	23.3
Other retirement accounts	9.9	10.0	10.3
Section 529 and Educational IRA's	8.9	8.7	6.9

	45.8	46.2	40.5

Total registered accounts	111.2	117.2	104.7
Subaccounts	8.9	1.9	1.1

Total accounts serviced	120.1	119.1	105.8

International
United Kingdom(3)	5.9	5.8	5.6
Canada(4)	10.6	7.5	7.1
TRAC participants (millions)	3.7	4.8	4.5
Automated Work Distributor workstations (thousands)	195.2	127.7	120.8
DST Health Solutions covered lives (millions)	23.4	24.5	25.3
Pharmacy claims processed by Argus (millions)	572.2	586.5	525.8

(1)
Includes operating revenues of ASI from the acquisition date of October 2, 2006.

(2)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(3)
Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(4)
Processed by International Financial Data Services (Canada) Limited, an unconsolidated affiliate of the Company.

U.S. Mutual Fund Shareowner Processing

Most of the Financial Services Segment's clients who utilize the Company's proprietary mutual fund recordkeeping systems are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. However, in recent years, DST has enhanced its proprietary mutual fund recordkeeping systems to enable shareowner recordkeeping service offerings to:

  •
  Broker/dealers who perform subaccounting for open end mutual fund accounts that have been sold by the broker/dealers' registered representatives;

  •
  Closed-end mutual fund companies; and

  •
  Investment/property managers who offer Real Estate Investment Trust(s) ("REIT")

Investor attraction to a wide array of mutual fund investment products with increasingly specialized features has increased the number of mutual fund shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems to handle the increasing volume and complexity of transactions and distribution channels, to maintain its market position and to improve quality and productivity.

Accounts serviced under shareowner recordkeeping arrangements with the fund sponsor (mutual fund company) are referred to as "registered accounts." This distinguishes these accounts from broker subaccounts, which are serviced under contract with a broker/dealer using DST's subaccounting platform ("TA2000 Subaccounting"). Registered accounts include both tax-advantaged and non tax-advantaged accounts on the books of the transfer agent. Tax-advantaged accounts are comprised of accounts used for individual and corporate retirement savings plans and for individual education savings plans. Included in tax-advantaged accounts are Individual Retirement Accounts or IRAs, defined contribution retirement accounts, and Educational Savings Plan Accounts, which include both Coverdell and Section 529 college plan savings accounts. A majority of the shareowner accounts serviced by the Company are at organizations that have been clients of the Company for more than five years.

Mutual Fund Shareowner Accounting and Recordkeeping

The proprietary applications system for U.S. mutual fund recordkeeping is TA2000, which performs shareowner related functions for mutual funds, including processing purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The system processes multiple classes of equity, fixed income and money market funds.

Mutual fund shareowner services are offered on a full, remote and shared service basis. Selection by a client of the level of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing or "BPO" (Business Process Outsourcing) includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering telephone inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service clients may elect to have the Company invest end of day available client bank balances maintained in Company transfer agency bank accounts into high credit-quality money market funds. "Remote" service processing, or "ASP" (Application Service Provider), is designed to enable mutual fund companies acting as their own transfer agent, third party transfer agents and brokers performing subaccounting functions to have their own administrative and clerical staff access TA2000 at the Company's data processing facilities using the Company's telecommunications network. "Shared"

service processing enables clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the implementation of AWD (Automated Work Distributor), which creates electronic images of transactions and makes such images, together with the status of the related transactions, available to the personnel processing the transaction and/or handling the telephone calls.

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

At December 31, 2008, the Company provided shareowner recordkeeping services for approximately 120.1 million U.S. mutual fund shareowner accounts (registered and subaccounts), an increase of 1.0 million accounts or 0.8% since December 31, 2007. Registered accounts (both tax advantaged and non tax advantaged accounts) serviced were 111.2 million at December 31, 2008, a decrease of 6.0 million or 5.1% as compared to December 31, 2007. Subaccounts serviced were 8.9 million at December 31, 2008, an increase of 7.0 million from December 31, 2007.

Mutual Fund Subaccounting

DST offers mutual fund shareowner services to broker/dealers who perform subaccounting for mutual fund accounts that have been sold by the broker/dealer's registered representatives. DST offers subaccounting services on both a remote (ASP) and full service (BPO) basis. DST enhanced TA2000 to meet the complex reconciliation and system interfaces required by the broker/dealers. The Company believes using the same system for both transfer agency shareowner recordkeeping (registered accounts) and subaccounting should result in consistent accounting for shareowner ownership positions, since the recordkeeping is done by one system—TA2000.

On July 31, 2007, DST acquired TASS, LLC ("TASS"). TASS provides subaccounting services on a full service basis to the broker/dealer industry. DST TASS uses the TA2000 subaccounting platform to perform these services for its customers. The acquisition of TASS and the conversion of new subaccounts during 2008 has expanded DST's presence in the subaccounting marketplace.

Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

Real Estate Investment Trust Participant Accounting

In 2008, the Company began offering Real Estate Investment Trust ("REIT") participant recordkeeping and accounting services. The proprietary application system for this service offering is TA2000, which performs shareowner related functions for REITS, including processing subscriptions, periodic redemptions, and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner transaction and statement data and year-end tax statements. The services are offered on a full and shared service basis. The Company derives revenues from REIT shareowner accounting services through use of the Company's proprietary software systems to provide such services, clerical processing services and other related products. Fees are generally charged based on a per account basis for system processing services and transaction basis for clerical services.

Retirement and Savings Plan Accounting and Recordkeeping

Mutual funds are popular investment vehicles for individual and corporate retirement and savings plans. TA2000 supports all types of Individual Retirement Accounts ("IRAs") and Educational Savings Plans, which include both Section 529 and Coverdell plans.

The Company's TRAC system provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts, annuities and other investment products. TRAC is integrated with TA2000, which eliminates reconciliations required when different systems are used for participant recordkeeping and the underlying mutual fund shareowner accounting. The Company offers TRAC on a full-service (BPO) and remote (ASP) basis. The Company believes that the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) mutual funds, due to their features, are popular selections for investment by such plans, and (iii) potential participation is likely to increase as retirement plan sponsors adopt "opt out" enrollment features for new employees. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

In October 2008, DST announced the formation of DST Retirement Solutions LLC ("DSTRS"), a wholly-owned subsidiary of DST, to help meet the needs of defined contribution service providers. The new entity combines DST's TRAC technology solution with Boston Financial Data Services, Inc.'s ("BFDS") defined contribution full service plan administration and recordkeeping unit. From application service provider ("ASP") to business process outsourcing ("BPO"), DSTRS offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size.

At December 31, 2008, TA2000 serviced 45.8 million tax advantaged registered accounts. TA2000 serviced 27.0 million IRAs invested in mutual funds and 9.9 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). In addition, TA2000 supported 8.9 million educational savings accounts, of which 8.1 million are Section 529 plan accounts. TRAC provided recordkeeping for 3.7 million retirement plan participants at December 31, 2008.

Products Supporting Shareowner and Participant Recordkeeping

The Company offers products designed to assist clients in meeting the expanding service requirements, distribution channels and regulatory requirements affecting the mutual fund and defined contribution markets.

The Company is the largest processor of the mutual fund industry's volume on Fund/Serv and Networking, two systems developed for mutual fund distribution by the National Securities Clearing Corporation, a subsidiary of The Depository Trust & Clearing Corporation. The Company has also developed the Financial Access Network ("FAN"), the technological infrastructure that facilitates shareowner and participant servicing via the Internet. Products and services utilizing FAN include (i) FAN Web, which enables clients to offer their investors direct inquiry to account information, financial transaction requests (actually processed through TA2000) and literature fulfillment through a set of customized Internet templates that link the client's website to TA2000 or TRAC, (ii) FAN Investment Tracking, which enables shareholders to download their mutual fund transaction data through Quicken and Microsoft Money for Windows Online Investment Center, (iii) FAN Mail, which provides financial advisors and broker/dealers with trade confirmations, account positions and other data via public network access and (iv) Vision, which enables broker/dealers and financial advisors to view their customers' mutual fund, variable annuity positions, direct participation programs, process transactions and establish new accounts.

The Company offers a solution that provides clients the ability to request and receive supplemental trade data from intermediaries for compliance with Rule 22c-2 of the Investment Company Act of 1940. Clients use these tools to perform their oversight obligations relative to Omnibus accounts not held on the Funds' recordkeeping platform. Features include desktop graphical user interface, TA2000 data storage structure, and analytics/reporting for market timing and best pricing of trades. This solution supports both NSCC standardized data reporting and other processes.

The Company offers SalesConnect to assist clients with identifying and servicing the financial intermediaries that distribute the client's investment products. SalesConnect combines sales reporting and client relationship management software with a trade resolution and data management service. The data management service leverages a continuously updated universal database to provide clients with timely branch and representative updates and reconciled trading activity for use within their transfer agent and distributor organizations.

Revenues from these services and products are based generally on the number of transactions, positions, or account inquiries processed.

Boston Financial Data Services, Inc. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to approximately 119 U.S. mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contribution plans using the Company's TRAC system and provides REIT participant accounting services. BFDS is the Financial Services Segment's largest customer, accounting for approximately 13.3% of the Segment's operating revenues in 2008.

BFDS's revenues are primarily derived on a per account, number of fund and transaction basis. BFDS also derives revenues from maintaining and managing, as agent for its clients, such bank accounts as necessary for the performance of its services.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K. offers full, remote and shared service processing for Open Ended Investment Companies ("OEIC") and unit trusts and related products serving 5.9 million unit and OEIC holdings at December 31, 2008. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. The largest remote client of IFDS U.K., representing approximately 1.7 million or 28.8% of the total unitholder accounts at December 31, 2008, is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. Cofunds, which is the U.K.'s largest independent investment platform has approximately $22.0 billion of assets under administration at December 31, 2008. IFDS U.K. and one of its affiliates also own equity investments in Cofunds, which in the aggregate are non-controlling interests.

IFDS U.K. derives revenues from its shareowner accounting services through use of its proprietary software systems, clerical processing services and other related products. Fees are generally charged on a per unitholder account and per transaction basis although certain revenue is also derived from fixed fees and, in part, by the level of funds under management of client companies.

International Financial Data Services, L.P. ("IFDS L.P.")

IFDS, L.P. is a U.S. partnership with State Street that wholly owns the following operating joint ventures.

International Financial Data Services, Canada ("IFDS Canada")

IFDS Canada has developed iFAST, a proprietary mutual fund recordkeeping system. IFDS Canada provides full, remote and shared service processing to the Canadian mutual fund industry using iFAST and full-service and remote-service processing for U.S. offshore mutual funds using TA2000 and iFAST. Revenues are derived from providing remote, shared and full service mutual fund shareowner processing services based upon the number of shareowner accounts and transactions. IFDS Canada also receives time and material fees based upon the number of billable hours for client-specific enhancements and support to remote processing.

International Financial Data Services, Ireland ("IFDS Ireland")

IFDS Ireland provides transfer agency services to State Street Ireland under an outsourcing agreement. Client servicing activities are focused on supporting State Street's services to fund promoters and investment managers who provide offshore funds. Revenues are derived from an agreement with State Street which encompasses a combination of fixed monthly fees and per transaction fees. IFDS Ireland purchased an approximate 46.6% interest in Percana Group Limited ("Percana") in September 2008. Percana is a software development company that provides policy holder servicing systems to the international life assurance industry. In addition, Percana provides consultancy and outsourcing services to its clients.

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

Business Process Management through AWD

Automated Work Distributor ("AWD") is an enterprise-scale software system that enables companies to improve operating efficiency and customer satisfaction. AWD supports the capture of all inbound work at the point of contact (mail, telephone calls, Internet, e-mail, faxes, etc.), then identifies the steps that need to be followed to complete that item and its relative priority compared to other work that has been received. The system then delivers the piece of work, based on priority, to the resource most qualified to complete the current processing step. AWD's sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for ensuring compliance with internal and external regulations. By enforcing standard business processes independent of the origin of a request, the system is designed so that every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.

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

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD's services oriented architecture (SOA) operates on Linux, Sun Solaris, Microsoft and IBM platforms utilizing Windows and browser-based desktops. The Company's best practice templates allow customers to implement the solution quickly, providing the opportunity for a rapid return on investment. The Company's integration toolkit, catalog of adapters and support for J2EE application servers allow AWD to easily interface with customers' existing application systems and operating environments. Classified as a "business process management (BPM)" solution by technology industry analysts, AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, healthcare providers and payers, property and casualty insurance, banking, mortgage, brokerage and video/broadband/telephony. AWD customers are located in over twenty countries including the U.S., Canada, the U.K., continental Europe, Australia, South Africa, India, China, Taiwan and Japan.

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

Investment Management Solutions & Services

DST International Group Services Limited ("DST International"), a wholly owned U.K. company, provides software applications, implementation and other professional services. It has offices in the U.K., U.S., Australia, Canada, China, France, Hong Kong, Indonesia, New Zealand, Singapore, South Africa, Thailand and Vietnam. Its development centers are presently in the U.K., Thailand and Australia.

On November 14, 2008, the Company acquired BlueDoor Pty Ltd, a private company based in Melbourne which provides software solutions for participant accounting for the funds management and retirement savings ("superannuation") markets in Australia.

On August 9, 2007, DST International North America, Inc. acquired Mosiki, LLC ("Mosiki") which provides professional consulting services and solutions to investment management software customers.

Investment Management Solutions

The core of the investment management solutions is investment and fund accounting, with a range of software solutions and services as follows:

  •
  Investment administration including asset servicing and portfolio accounting

  •
  Operational risk mitigation tools covering control and audit

  •
  Performance & attribution and risk analytics

  •
  Data management and systems integration technology

DST International's investment management solutions service clients in two primary markets:

  •
  Asset managers, who offer a wide range of traditional investment strategies for registered funds, insurance funds and separately managed accounts, and;

  •
  Third-party administrators serving the above asset managers.

The Company believes that DST International's offerings are uniquely positioned because it has extensive penetration in both of the markets that it services. The connectivity required between asset managers and their agents is essential for these firms to reduce both operational risks and operating costs.

DST International has continued its commitment to investment in a program to expand into middle office applications, with an emphasis on support for alternative investments such as OTC derivatives. Its background in business process management and workflow applications are expected to provide a unique solution set compared to both traditional competitors as well as new entrants.

Distribution Solutions

DST International has developed a number of customized applications that distribute investment products for financial institutions, including insurance companies, banks and wealth managers. The client base is dispersed geographically, and the requirements are often varied due to differences in market practices such as commissions, tax reporting and compliance. These differences have created opportunities for ongoing development work and professional services, in the following areas:

  •
  Portfolio management and recordkeeping for distributors of registered funds who "wrap" them with insurance or pension offerings in the U.S. and U.K.;

  •
  Management of model portfolios and rebalancing for wealth managers; and

  •
  Large scale data warehousing and a reporting toolkit for banks serving mass affluent clients.

DST International is also exploring how to further leverage capabilities in its various affiliates to create reusable solutions, in the areas of transfer agency and process management.

DST International's single portfolio management solution, which is designed to be both scalable and flexible, helps enable its customers to reduce their overall cost of ownership.

Business Process Management Solutions ("BPMS")

DST International distributes the Company's AWD product outside of North America. The clients presently are primarily in retail banking and insurance. DST International also provides implementation and business process management consulting services to these clients.

The Company believes that it is uniquely positioned, because of its expertise in this area accumulated from years of developing these capabilities for ourselves and others in the U.S. marketplace. It also believes that it can achieve significant synergies by integrating these applications with its Distribution and Investment Management solutions.

While competition has increased, interest in and demand for these kinds of products and services has been consistent or growing.

The Company derives revenues from the above solutions and services, from license fees, fees for customized installation and programming services and annual maintenance fees, which include ASP solutions.

Healthcare Administration Solutions

DST Health Solutions, LLC ("DSTHS") provides enterprise software solutions, ASP and BPO services for the U.S. healthcare industry. DSTHS' integrated solutions provide systems and services that support health plan business and strategic operations including claims processing, member and provider management, benefit plan management, new product development, care management and medical management, and decision support/analytics for nearly 200 clients representing 23.4 million covered lives. DSTHS administers diverse lines of business to national health plans including: HMO, PPO, POS, CDH, dental, vision, behavioral health and government-sponsored initiatives (Medicare Advantage, Medicare Part D and Medicaid).

DST Health Solutions is positioned to respond to the continued consolidation of companies in the health plan industry by offering a single-delivery model for all transaction processing. As health plans consolidate it becomes increasingly difficult for them to merge non-complimentary infrastructures such as current systems, data centers and business processes to achieve post acquisition operational and cost efficiency. By outsourcing commodity services to DSTHS, health plans help streamline integration and maintain focus on their core customer-facing initiatives.

Business intelligence methodologies and analytic tools are necessary for health plans to access information that is crucial to helping consumers make better health decisions. DSTHS combines elements of care opportunities along with risk and provider efficiency to provide more complete member assessment based on analytic solutions that drive care management decisions for payers, providers and members.

Consumerism and the Consumer-Directed Healthcare ("CDH") programs collectively represent a significant movement in the employee benefits business. CDH addresses a number of objectives including employer cost management, employee choice and control over their health and benefits, and free market influences in the pricing and costs of healthcare. DSTHS has been a major force behind the very first CDH programs, providing the infrastructure to notable CDH pioneer clients. DSTHS uses its proprietary software and services to support and facilitate the convergence of health and financial transactions while providing information for consumers to manage Flexible Spending Account ("FSA"),

Health Reimbursement Account ("HRA") and/or Health Savings Account ("HSA") programs. DSTHS has focused this CDH solution as a BPO service offering using its own platforms and systems.

As new health plans emerge in the government healthcare arena, DSTHS helps supports rapid market entry with end-to-end administration solutions. Its government administration solution is designed to provide value to existing government healthcare providers by offering Centers for Medicare & Medicaid Services ("CMS") compliance through packaged enrollment services, Special Needs Plan ("SNP") growth opportunities through packaged Medicare Advantage and Private Fee for Service solutions, expansion of CMS compliance through stand alone Risk Adjustment Payment System ("RAPS") management services and identification of high risk claims providing financial risk management.

Speed-to-market is critical for evolving lines of business and the risk of diverting valuable resources creates additional challenges. DSTHS' outsourcing solutions are designed to help health plan organizations prevent the negative impact of expansion and help achieve economies of scale and mitigate risk in their new lines of business such as CDH, Medicare Advantage, Medicare Part D and Medicaid.

DSTHS derives revenues by using its proprietary software systems to provide services on a BPO, ASP and turnkey (license) basis. Fees are generally charged based on a per member/ per month ("PMPM") basis and transactional basis for BPO services. DSTHS also receives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DSTHS proprietary software hosted in DST data centers. DSTHS realizes revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. DSTHS also derives professional service revenues from fees for implementation services, custom programming and data center operations.

In the healthcare payer market, DSTHS has increased its investment in platform-independent, service-oriented component applications that are designed to enable clients to accelerate customer acquisition, deliver new, profitable products to market rapidly and cost-effectively. It facilitates the administration of consumer-directed healthcare, improves enterprise workflow and enhances health payer revenue cycles. All these areas can be deployed as part of a core replacement project including DSTHS' core administration engines; PowerMHC, PowerMHS, PowerSTEPP and AMISYS Advance, or as stand-alone component solutions that extend a health plans' existing core systems.

Health Plan Solutions

Administered on either AMISYS Advance, PowerMHC, PowerMHS or PowerSTEPP, DSTHS supports health plan clients with diverse lines of business including: indemnity, HMO, PPO, POS, CDH, dental, vision, behavioral health and government-sponsored initiatives (Medicaid, Medicare Advantage and Part D).

Health Plan Business Process Outsourcing ("BPO") Solutions

DSTHS provides full claims administration BPO services that include mail receipt and processing, imaging/OCR (optical character recognition)/data capture, eligibility and enrollment management, benefit plan management, claims processing, overflow, fulfillment, utilization management, case management and customer service, delivered as discrete, a la carte services or as a comprehensive administrative solution.

DSTHS' outsourcing solutions focus on the following areas:

  •
  Care Management

  •
  Consumer-Directed Healthcare

  •
  Government Solutions

  •
  Health Plan Analytics and Decision Support

  •
  Business Process Management

Care Management

DSTHS' care management, medical utilization management and case management solutions aid health plans in controlling medical costs, delivering quality care and automating paperwork associated with these processes. Additionally, by centralizing member information that represents the sum of the member's healthcare experiences via integrated care, utilization, case and disease management, the health plan facilitates the coordination of care provided which improves both the continuity and quality of care and lowers the costs of delivered care.

Consumer-Directed Healthcare ("CDH")

DSTHS' CDH solutions allow individuals to manage healthcare costs by bringing critical financial and healthcare transactions and information together into a single, integrated platform. Through the DSTHS' array of FSA, HSA and HRA administrative services, health plans are able to quickly establish operational efficiency while mitigating risk and expense.

Government Solutions

DSTHS' portfolio of government solutions support the administrative requirements for processing government health plan member populations, including Medicare Advantage, Medicare Part D, Medicaid and other assistance programs. Segmenting the Medicare Advantage, Medicare Part D and Medicaid line of business offers predictable costs while positioning health plans to proactively address the needs of members and the ever-changing demands of market and government regulations. DSTHS' government solution portfolio includes sales and marketing, eligibility and CMS payment/revenue reconciliation and Hierarchical Condition Categories (HCC) analytics.

Health Plan Analytics and Decision Support

DSTHS' analytics and decisions support solutions help health plans select members who will benefit most from care management. The unique analytic approach combines elements of care opportunities, risk and provider effectiveness to provide a more complete member assessment within a single integrated tool. By combining predictive modeling, Healthcare Effectiveness Data and Information Set, or HEDIS, and Pay for Performance, health plans are provided a common classification for quality managers, finance/actuarial, underwriting and sales/marketing. DSTHS' solutions were designed to engage multiple participants in managing healthcare quality and resources: the case manager, employer, provider and member.

DSTHS is the exclusive distributor of patient classification system developed by Johns Hopkins University, Johns Hopkins' ACG System. Johns Hopkins' Adjusted Clinical Groups ("ACG") System is a software tool for provider profiling, predictive modeling, resource management and reimbursement rate adjustment. The ACG System markers identify individual patient risk for the evaluation and forecasting of healthcare utilization and costs.

Business Process Management ("BPM")

Using AWD, DSTHS' BPO Centers of Excellence achieve greater efficiency, functionality and scalability. The integration with AWD also offers health plan clients real-time operational efficiency for core administration systems through automation and continuous process improvement, providing higher quality and reducing manual touch points. BPM functionality includes support for claims routing, quality audits, customer service, correspondence processing and imaging.

Physician Practice Management and Billing Solutions

Designed to enhance physician practice profitability, DSTHS' suite of applications and reporting tools work in tandem with provider office staff to provide operational control and enhance decision-making capabilities. DSTHS' solutions for physician practices provide revenue cycle management, from scheduling to reimbursement. The flexible business process outsourcing (BPO) or application services provider (ASP) solutions assist in optimizing reimbursement, reducing claims denials and forecasting operational costs.

DSTHS supports practice groups of any size and specialty, including physician networks, hospital-based physicians, hospital emergency departments and management services organizations (MSOs).

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

Argus' proprietary claims processing system, the Integrated Pharmacy Network System ("IPNS"), is an interactive, database managed processing system for administration of prescription drug claims, pharmacy and member reimbursement and drug utilization review. IPNS, which provides substantial flexibility to accommodate varying provider requirements, allows point-of-sale monitoring and control of pharmacy plan benefits with on-line benefit authorization and can provide dispensing pharmacists with information to ascertain potential medication problems arising from such factors as duplicate prescriptions, incorrect dosage and drug interactions.

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

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, pharmaceutical rebate contracting and administration, and clinical programs and management reporting for the benefit of their customers, as well as investment earnings related to client cash balances maintained in Argus bank accounts.

Insurance Programs

Vermont Western Assurance, Inc. ("Vermont Western"), a single parent captive insurance company domiciled in Vermont, is engaged in a variety of insurance programs.

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

Vermont Western also writes reinsurance coverages for surety programs that are provided in association with the corporate securities processing services of Computershare Ltd. Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Bonds may also be issued in-lieu of probate. Typically, the surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company. Vermont Western revenues for the lost instrument surety bond coverage come in the form of reinsurance premiums paid to it by the commercial surety companies that are the primary providers of the coverage. Lost instrument surety bond coverage premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. Premiums are consistent and competitive with industry pricing practices. In June 2005, Vermont Western entered into an agreement to continue providing lost instrument surety bond coverage for approximately 12 years to Computershare.

Information Processing Facilities and Services

The data processing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 29,000 million instructions per second ("MIPS") and direct access storage devices with an aggregate storage capacity that exceeds 229 trillion bytes. Winchester also contains more than 780 servers with over 540 trillion bytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 13,000 square feet. The computer room houses IBM iSeries computers, disk-based storage systems, and optical storage systems (over 585 million images), which support more than 30,000 AWD users. In addition to the Company's full-service mutual fund operations, AWD users include clients in the healthcare, insurance and brokerage industries. The AWD Data Center also houses over 440 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company's Recovery Data Center is essentially equivalent in size to the Winchester Data Center. It houses the latest mainframe technology, including mainframe computers that have the capacity to run over 30,000 MIPS and the capacity to store more than 400 trillion bytes of DASD (direct access storage devices). The Company's data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at the AWD Data Center and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.

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

Asurion Corporation

On January 1, 2006, the Company completed the transaction to merge its lock\line subsidiary into a wholly-owned subsidiary of Asurion. The merger resulted in DST acquiring an approximate 37.4% ownership interest in Asurion. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry.

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion ("Asurion Transaction"). In connection with the sale, DST received cash proceeds of $986.3 million and receivables of approximately $39.2 million that were collected in June 2008, and DST's equity interest in Asurion was reduced from 37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2008, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007.

Customer Concentration

The Financial Services Segment's five largest customers accounted for 33.1% of Segment operating revenues in 2008, including 13.3% from its largest customer.

Marketing / Distribution

In the U.S., U.K., Canada and other select international markets, the Company identifies potential users of its Financial Services Segment products and services and tailors its marketing programs to focus on their needs. The Segment's marketing efforts also include cross-selling the Company's wide range of services and products to its existing clients. The Financial Services Segment's sales efforts are closely coordinated with the Company's joint venture and strategic alliance partners.

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

The Company's systems and related services and products are marketed to investment company sponsors, plan recordkeepers and to distributors of mutual fund shares, such as brokerage firms and third party administration firms. Increasingly, such firms manage multiple products to address different investment objectives. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group. The Company's subaccounting product offering is primarily marketed to broker/dealers. The Company markets REIT participant recordkeeping and accounting services primarily to investment advisors, property managers, fund sponsors and other distributors.

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

DST International markets its solutions and services directly to its end clients. Many of the applications require a great deal of work in order to be integrated into the client's environment. This results in demand for implementation support, such as testing, training and process flow documentation. Consequently, the Company expects to expand its range of professional services. DST International is continuing to improve its capabilities to provide these services to clients. This ability is considered to be a competitive advantage versus other competitors when servicing large global clients with dispersed operations and larger local clients in certain developing markets.

DST Health Solutions' business process outsourcing services and solutions are marketed to health insurance companies, health plans, benefits administrators, banks and other financial service companies, private physician practices and hospital-based physician groups.

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

The Company's shareowner accounting systems compete not only with third party providers but also with in-house systems and brokerage firms that perform subaccounting services for the brokerage firms' customers that purchase or sell shares of mutual funds offered by the Company's clients. Financial institutions or brokerage firms competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems and subaccounting systems are PNC Global Investment Servicing, Inc., a unit of PNC Bank and SunGard Data Systems, Inc. The Company believes its most significant competitors for retirement savings plan accounting and recordkeeping services are Ascensus and GreatWest. The Company believes its most significant competitors for REIT processing services are Bank of New York and Phoenix American.

The Company's AWD products compete with BPMS vendors, other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant AWD competitors are IBM, BEA, Lombardi, Savvion, and TIBCO Software, Inc.

DST International's competitors vary by market segment and solution set. The Company believes that its most significant competitors in investment management solutions globally include SunGard Data Systems, Inc., Simcorp and IGEFI. The Company expects that the mix of competitors will shift over time as the industry changes from more traditional investment strategies around equities and fixed income instruments to encompass alternative investment products. The primary competitors in distribution solutions include GBST, Bravura, and FNZ in markets such as U.K. and Australia. Competitors also include Odyssey in the global wealth market. The Company believes that it has a unique combination of capabilities against this array of competitors, because of its expertise in specific application areas such as large-scale accounting and record-keeping applications.

DST Health Solutions' competitors vary by the healthcare market segment. In the health plan insurance market, DSTHS competes with Trizetto (MyHealthBank), Perot Systems, ACS, EDS, TMG Health, Fiserv (Caregain) and ConnectYourCare. These competitors' solutions are primarily based on complete replacement of a payer's core system. DSTHS believes that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that need to be improved, resulting in protection of the client's current IT investment and less overall disruption to its business operation. In the healthcare provider market, including physician networks, hospital-based physicians, hospital emergency departments, and management services organizations (MSOs), DSTHS competes with Misys, Cerner, GE Healthcare and McKesson. DSTHS believes there is a competitive advantage in providing physician practice management services that have been enhanced with AWD in an outsourcing model. Accordingly, the provider market experiences a reduction in overall costs while focusing on their core competency of patient care.

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

The Company has historically licensed its optical storage, investment portfolio, business and work process management systems (but not its transfer agency systems) and healthcare administration processing systems on a perpetual basis. The Company is currently transitioning, where feasible, the investment management and healthcare administration processing businesses from principally up-front, perpetual licenses to more term licenses. Customers typically execute ancillary service and maintenance agreements in connection with perpetual licenses, which must be current for the Company to have any continuing maintenance obligations under the license. Customer use of the Company's products in certain industries, however, is frequently based on a model under which the customer's business operations are hosted in a DST data center and the customer accesses the system on a remote basis.

Other than terms and conditions that evolve as a result of new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Financial Services Segment client agreements have not changed materially over the last three years.

OUTPUT SOLUTIONS SEGMENT

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Output Solutions Segment also provides customized statement and bill production, marketing and personalization services, postal optimization, and electronic presentment, payment and distribution solutions. These capabilities enable Output Solutions to provide services to customers of the Financial Services Segment and to other industries that place a premium on customer communications and require high quality, accurate and timely statement and billing output processing.

The Segment produced 13.6 billion images and delivered 2.3 billion items in 2008 from five operating centers strategically located throughout North America and in the U.K. DST Output is among the largest First-Class mailers in the U.S. and is one of the largest users of continuous, high-speed, full-color inkjet printing systems.

The following table provides key operating data, including sources of revenue by major industry served, for the Output Solutions Segment:

	Year Ended December 31,
Output Solutions Operating Data	2008	2007	2006
Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$116.8	$111.6	$100.0
Telecommunications, video and utilities	208.7	225.8	218.9
Healthcare related services	21.3	18.4	17.0
Other financial services	70.9	77.2	79.8
Other	37.8	43.2	45.4

	455.5	476.2	461.1

International operating revenues
Investment management and other financial services	38.3	31.7	30.9
Telecommunications, video and utilities	26.5	32.3	31.8
Other	7.9	14.9	12.1

	72.7	78.9	74.8

Total operating revenues	528.2	555.1	535.9
Out-of-pocket reimbursements(1)	537.2	542.0	619.2

Total revenues	$1,065.4	$1,097.1	$1,155.1

Images produced (billions)	13.6	17.0	15.5
Items mailed (billions)	2.3	2.3	2.2

  (1)
  Principally postage expenditures, which are reimbursed by the customer.

Statement and Bill Production Services

Statement and bill production services are supported by integrated and automated production environments that rapidly and cost-effectively transform electronic data received from clients into customized statements that can be delivered in print or electronic format in accordance with individual client preferences. The highly automated production environment increases postal savings while minimizing delivery time.

For the financial services industry, products and services include electronic printing, variable and selective insertion and distribution of custom designed shareowner and other account-based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. These clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Output Solutions Segment is integrated in part with and uses processing functions of the Company's TA2000 system and the Company's information data processing facilities.

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

The Output Solutions Segment's research and development initiatives resulted in live implementations of a new Digital Press Technology ("DPT") high speed color printing and inserting platform which combine a state-of-the-art digital printing press with the Company's patent-pending technology. The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing. The platform enables the client's corporate logo and other static information to be printed in color onto the paper stock simultaneous with customer and other bill/statement data, where previously the client provided preprinted paper stock. Similar technological innovations enable clients to add highlight color or full-color printing throughout the statements or bills. Most of the images printed have been converted to the new platform. DST Output believes DPT is a technologically differentiated service offering that enables them to provide better and more efficient products and services to clients.

The Output Solutions Segment derives revenues from its statement and bill production services based generally on the number of images processed and the range of customization and personalization options chosen by the clients.

Mail piece tracking software integrated with the U.S. Postal Service allows clients to predict incoming mail volumes and confirm consumer delivery. This prevents unnecessary past due notices and thus saves costs and enhances customer satisfaction. By having information to assist in predicting incoming mail volumes, this software provides clients the ability to make decisions about how to properly staff their processing centers.

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

In response to recent changes in postal regulations, Output Solutions has expanded it postal processing offerings. A recent value-added service called Smart Commingling combines multiple clients' First-Class Mail to qualify for finer ZIP Code sort. Combining clients' mail pieces enables more mail to meet the volumes established by the USPS for three-digit and five-digit priority processing. The service enables the company to bypass traditional postal processing touch-points to provide faster delivery times which can enhance customer satisfaction and help clients get paid faster. New capital equipment investments were made in 2008 to support the processes and are among the largest and most advanced in existence.

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

Electronic Proxy Delivery

As a result of the SEC's recently adopted Notice and Access rules, the Output Solutions Segment and the Company provide a presentment solution for mutual fund companies to electronically deliver proxy materials via the Internet. The integrated solution includes on-demand production and delivery of printed materials at shareholder request, as well as proxy voting capabilities via Web, IVR (interactive voice response) and mail.

Summary Prospectus Solution

In February 2009, Output Solutions announced a new prospectus delivery offering to assist mutual fund companies in complying with the SEC's new Summary Prospectus rule which is expected to go in effect on March 31, 2009. Although participation is voluntary in 2009, mutual fund companies must comply with the new disclosure requirements beginning January 2010. Output Solutions has developed a fully-integrated, single vendor solution called eProspectusDirect, which offers the following print and electronic services: 1) print and mail; 2) post-sale fulfillment; 3) document hosting and electronic delivery; and 4) consent management.

Production Facilities

In the U.S., the Output Solutions Segment manages geographically dispersed operating centers in El Dorado Hills, California, Kansas City, Missouri, and Hartford, Connecticut. The centers offer high volume production roll form and sheet fed production print processes, monochrome to full color, variable data printing and selective insertion, pre-sorting and full integration with electronic delivery capabilities depending on client preferences. Services for the Canadian and U.K. marketplaces are provided through facilities in Toronto, Canada and Bristol, England, respectively.

The Output Solutions Segment has proprietary processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data, (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models production runs on-line before printing or electronic transmission and (iv) enables postal processing, sorting and discounting to be performed electronically.

The Company continues to expand its new DPT printing and inserting platform for its U.S. based Output Solutions operations. In connection with the implementation of the new platform, Output purchased new printing equipment to replace equipment that was previously leased.

Full real-time automation enables the Output Solutions Segment to monitor quality, control remakes, predict and schedule production loading, verify customer mailing data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities.

International Operations

Outside of the U.S., the Output Solutions Segment offers services to the Canadian and U.K. markets.

DST Output Canada offers custom communications and document automation solution and is among the largest providers of services for paper- intensive businesses in Canada. The Company automates those functions by using document scanning and on-line hosting technologies.

DST International Output provides personalized print and electronic communications and pioneered the use of high-volume, full color variable digital solutions within the U.K. transactional print and mail market. These solutions can be tailored for each client. With the ability to customize the message for each end customer and a full range of color and graphics, client communications on statements and invoices can be enhanced to provide one-to-one marketing.

Customer Concentration

The Output Solutions Segment's five largest customers accounted for 34.4% of segment operating revenues in 2008, including 13.5% from its largest client.

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

Environmental Initiatives

The Output Solutions Segment advocates preserving natural resources and more efficient use of energy while advocating measures that enhance the health and safety of its associates and communities. Examples of "green" and environmentally friendly initiatives include switching from toner based to water-based inkjet ink that is non-hazardous and made of 95 to 98 percent water. All paper stock in the company's production facilities comes from sustainable, managed forests under the guidance of the Sustainable Forestry Initiative and the Forest Stewardship Council, which call for the responsible management and stewardship of forested environments. DST Output's DPT platform utilizes plain white paper, as opposed to pre-printed stock, which reduces obsolete inventory. The DPT platform also has the ability to use recycled paper. DST Output has also initiated several conservation and energy saving measures that reduce its use of water and electricity.

Competition

The key competitive factors for the Output Solutions Segment are price, the ability to offer single source print and electronic statement and billing output solutions, postage capabilities allowing more efficient delivery and potential cost savings, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are those corporations who provide these services on an in-house basis, local companies in the cities where the Segment's printing operations are located and national competitors. These include: R.R. Donnelly, Inc., Bowne and Co., Inc., FiServ/Personix, Broadridge, Inc., CSG Systems International, Inc., Regulus, Emdeon and Metavante.

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

Agreements

The Company's subsidiaries in the Output Solutions Segment typically enter into multi-year agreements with their clients. Separately negotiated written agreements (a) contain service standards, and (b) sometimes allow (i) clients to terminate for convenience with the payment of a termination fee and (ii) termination for breach with liquidated damages to the Company upon its termination for the client's breach. They typically obligate the Company's subsidiary to indemnify the client for damages arising from the subsidiary's breach, limit the subsidiary's liability for performing the services, and allow either party to avoid automatic renewal by notice to the other. Other than terms and conditions that evolve as a result of technology capabilities, new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Output Solutions Segment client agreements have not changed materially over the last three years.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity funds, and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. In the U.S. and U.K., the Company and its real estate subsidiaries own approximately 1.4 million square feet of office and retail space and 1.4 million square feet of production facilities, which are held primarily for lease to the Company's other business Segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential apartment facility and an underground facility. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture which developed and leased approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in equity securities with a market value of approximately $710.3 million at December 31, 2008, including approximately 10.6 million shares of State Street Corporation, 29.6 million shares of Computershare Ltd. and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.1 million, $163.4 million and $21.9 million respectively, based on closing exchange values at December 31, 2008.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's software development and maintenance efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The Company expended $155.1 million, $156.2 million, and $157.6 million in 2008, 2007 and 2006, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products, of which $20.4 million, $22.3 million, and $22.8 million was capitalized in 2008, 2007 and 2006, respectively.

EMPLOYEES

As of December 31, 2008, the Company and its majority owned subsidiaries employed approximately 10,900 employees, including approximately 7,600 in the Financial Services Segment and 3,300 in the Output Solutions Segment. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 6,300 employees, including approximately 2,800 at BFDS, 1,800 at IFDS U.K., 600 at IFDS Canada, 900 at Argus and 200, in aggregate, at IFDS Luxembourg and IFDS Ireland. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 1A.    Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The risk factors have not changed materially from the date of our periodic report on Form 10-Q for the quarter ended September 30, 2008, except that we have added a risk factor related to the illiquid nature of our private equity fund investments and we have modified our risk factor on adverse conditions in the credit and financial markets.

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

We hold significant investments in illiquid private equity funds.

We are a limited partner in various private equity funds and have significant future capital commitments related to these private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when the Company desires to do so.

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

Conversion or settlement of our debentures could have a dilutive effect on our common stock or affect our liquidity.

In August 2003, we issued $840 million aggregate principal amount of convertible senior debentures. As of December 31, 2008, $711.2 million of the Company's senior convertible debentures are outstanding. Issuing common stock to settle conversions could be dilutive to the price of our common stock, and settlement of debentures for cash could affect our financial condition, operating results and cash flow. The debentures are convertible into shares of common stock under specified circumstances, which we refer to as Conversion Triggers. We cannot accurately predict when certain Conversion Triggers outside of our control may occur. To satisfy a conversion notice subsequent to a Conversion Trigger, we must deliver our common stock unless we properly notify the holder that we will settle with cash or a combination of cash and shares of common stock. A conversion notice settled with shares will cause additional dilution to existing common shareholders, while a conversion notice settled in cash may require the Company to access credit markets or sell its investments.

Adverse conditions in the credit and financial markets could adversely affect our business, financial condition and results of operations.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The Company believes the current credit and financial market conditions could adversely affect its operations in several ways including, but not limited to, the following:

  •
  While the Company's syndicated revolving credit facility does not expire until June 2010, adverse economic conditions could impair the Company's ability to access credit markets if additional financing is required by the Company.

  •
  If one or more of the banks in the syndicated revolving credit facility were not able to or otherwise fail to fulfill their funding obligations under the facility, the Company's financial condition could be adversely impacted.

  •
  In connection with any potential alteration of the Company's syndicated revolving credit facility to meet a business need, it is possible that the syndicate of banks could increase interest rates as part of the terms of amending the facility which could adversely impact the Company's interest expense and cash flow.

  •
  The Company's Series A senior convertible debentures can be "put" to the Company at par for cash for a 10-day period beginning August 15, 2010. The Company believes that there is a probability that a holder of the Series A senior convertible debentures will exercise the "put" when the Company's common stock share price is below $48.90. Even if the Company's share price exceeds $48.90, a holder of the Series A senior convertible debentures may choose to exercise the cash put option. Adverse economic conditions could impair the Company's ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A senior convertible debentures if "put" to the Company in August 2010.

  •
  The lack of credit availability in financial markets may adversely affect the abilities of clients to obtain financing and could result in a cancellation of, a decrease in, or inability to pay for the products and services provided by the Company.

  •
  The Company's suppliers may also be adversely affected, and the lack of their access to the credit markets to fund key supplier operations could lead to a shortage or cancellation of key supplier products and services, which could have an adverse effect on the Company's operations.

Item 1B.    Unresolved SEC Staff Comments

None.

Item 2.    Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use(1)	Owned/ Leased(2)		Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Leased		333,000
Kansas City, MO	Office Space	Owned	(4)	569,000
Kansas City, MO	Data Center	Owned	(4)	163,000
St. Louis, MO	Data Center	Owned		108,000
Jefferson City, MO	Office Space	Leased		27,000
Harrisburg, PA	Office Space	Leased		217,000
Birmingham, AL	Office Space	Leased		98,000
Lawrence, KS	Office Space	Owned	(4)	49,000
Cohoes, NY	Office Space	Leased		15,000
New York, NY	Office Space	Leased		15,000
Southfield, MI	Office Space	Leased		30,000
Boston, MA	Office Space	Leased		24,000
Minneapolis, MN	Office Space	Leased		15,000
Bangkok, Thailand	Office Space	Leased		88,000
Hyderabad, India	Office Space	Leased		76,000
London, United Kingdom	Office Space	Owned		47,000
London, United Kingdom	Office Space	Leased		4,000
Rochester, United Kingdom	Office Space	Owned		19,000
Melbourne, Australia	Office Space	Leased		25,000
Sydney, Australia	Office Space	Leased		11,000
Johannesburg, South Africa	Office Space	Owned		13,000
Johannesburg, South Africa	Office Space	Leased		7,000
Ho Chi Minh City, Vietnam	Office Space	Leased		5,000
Nine other smaller properties	Office Space	Leased		17,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production	Owned	(4)	580,000
El Dorado Hills, CA	Office Space	Owned		17,000
El Dorado Hills, CA	Office Space	Leased		47,000
Kansas City, MO	Production	Owned	(4)	305,000
Kansas City, MO	Office Space	Owned	(4)	90,000
Hartford, CT	Production	Owned	(4)	302,000
Quincy, MA	Office Space	Leased		5,000
Toronto, Canada	Production	Owned		113,000
Ottawa, Canada	Production	Leased		13,000
Bristol, United Kingdom	Production	Owned		54,000
Investments and Other Segment(5)
Kansas City, MO	Office Space	Owned		380,000
Kansas City, MO	Retail	Owned		47,000
Kansas City, MO	Office Space	Leased		4,000
Kansas City, MO	Production	Owned		177,000
El Dorado Hills, CA	Office Space	Owned		48,000
Bristol, United Kingdom	Production	Owned		72,000

(1)
Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
Within Kansas City, MO, the Company owns a number of surface parking facilities, a 118 unit apartment building, various developed and undeveloped properties, and an underground facility with 536,000 square feet leased to third parties. The Company also owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, CA.

In addition to the property listed in the table and discussed above, the Company leases space in Singapore, Beijing, Hong Kong and Shanghai, China, Paris, France, Zurich, Switzerland, United Arab Emirates, Jakarta, Indonesia, and Wellington, New Zealand.

(3)
Includes approximately 2.5 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.1 million square feet in the Financial Services Segment and 1.4 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 49,000 square feet of office space to third parties.

(4)
Several owned properties are mortgaged with aggregate indebtedness of $125.9 million as of December 31, 2008.

(5)
The Company, through its real estate subsidiaries, leases office and production space to various third-party tenants in Kansas City, MO, El Dorado Hills, CA and Bristol, UK. The number of square footage leased to third-parties in office, retail and production facilities is 413,000, plus the approximately 504,000 in square footage leased to third parties at the underground facility.

The discussion under "Winchester Information Processing Services" in Item 1 hereto is hereby incorporated by reference in partial response to this Item 2.

Investments and Other Segment

The Company and its real estate subsidiaries own approximately 1.4 million square feet of office and retail space and 1.4 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential apartment facility and an underground facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 12, 2009.

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

Thomas A. McDonnell, age 63, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984 and as President of the Company since January 1973 (except for a 30 month period from October 1984 to April 1987). He served as Treasurer of the Company from February 1973 to September 1995 and as Vice Chairman of the Board from June 1984 to September 1995. He is a director of Blue Valley Ban Corp, Commerce Bancshares, Inc., Euronet Worldwide, Inc., Garmin Ltd., and Kansas City Southern Industries, Inc.

Thomas A. McCullough, age 66, has served as director of the Company since 1990, as Executive Vice President since April 1987 and as Chief Operating Officer since May 2001. His responsibilities include full-service mutual fund processing, remote-service mutual fund client servicing, Automated Work Distributor products, information systems, product sales and marketing, and data centers. From September 2000 through 2003, he served as Chairman and Chief Executive Officer, and since September 2000 he has served as Chairman, of BFDS, which is 50% owned by the Company.

Thomas R. Abraham, age 57, has served as Chief Executive Officer of DST International, an indirect wholly-owned subsidiary, since February 2007. Prior to joining the Company, Mr. Abraham served Citibank, N.A. from 2001 as Managing Director and Head of Strategic Solutions—Global Transaction Services.

A. Stephan Sabino, age 58, has served as President of DST Health Solutions, LLC, an indirect wholly-owned subsidiary of the Company, since April 29, 2005. Prior to joining the Company, he had been a Vice President of CSC Healthcare, the health plans division of Computer Sciences Corporation.

Steven J. Towle, age 51, has served since January 1, 2004 as President and Chief Executive Officer of DST Output, LLC, a wholly-owned subsidiary of the Company. Prior to joining the Company, he was President and Chief Operating Officer of BFDS from September 2000 to December 2003 and Senior Vice President of BFDS from May 1997 to September 2000.

Jonathan J. Boehm, age 48, joined the Company as a Group Vice President—Mutual Funds Full Service in November 1997. He is responsible for the Company's full-service mutual fund processing and corporate support and has served since December 2006 as the President of Argus Health Systems, Inc., which is 50% owned by the Company.

Gregg Wm. Givens, age 48, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Kenneth V. Hager, age 58, has served as Vice President and Chief Financial Officer of the Company since April 1988 and as Treasurer since August 1995. He is responsible for the financial function of the Company.

Robert L. Tritt, age 53, joined the Company in 1977 and has served as Group Vice President—Mutual Funds Remote since 1989. He is responsible for the Company's remote mutual fund processing operations and for mutual fund product development.

Randall D. Young, age 52, joined the Company as a Vice President in January 1995 and has served as Vice President, General Counsel and Secretary of the Company since July 2002.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 17, 2009, there were approximately 29,100 beneficial owners of the Company's common stock.

On November 14, 2008, the Company issued 85,006 unregistered shares of its common stock out of treasury in connection with its acquisition of BlueDoor Technologies Pty Ltd. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) of such Act for transactions not involving a public offering.

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

The information set forth in response to Item 201 of Regulation S-K in Part II Item 8, Financial Statements and Supplementary Data at Note 17, Quarterly Financial Data (Unaudited) ("Note 17"), in this Form 10-K is incorporated by reference in partial response to this Item 5. The prices set forth in Note 17 do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2008, was $37.98.

Stock Repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	690,573(1	)(3)	$47.81	681,938	547,010(2)
November 1 - November 30	4,074(1)		$38.99		547,010(2)
December 1 - December 31	8,084(1)		$37.78		547,010(2)

(1)
For the three months ended December 31, 2008, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 20,793 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 8,635 shares were purchased in October 2008, 4,074 shares were purchased in November 2008, and 8,084 shares were purchased in December 2008.

(2)
On May 12, 2008, DST's Board of Directors authorized the repurchase of an additional 5.0 million shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. On February 20, 2009, DST's Board of Directors authorized an additional 2.0 million shares to be repurchased under its existing share repurchase plan, and extended the program for an additional two years (through December 31, 2011).

(3)
In October 2008, the Company purchased 499,815 shares of its common stock in a private transaction.

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

The following graph shows the changes in value since December 31, 2003 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); (iii) the stocks that comprise a peer group of companies ("Current Peer Group")(2); and (iv) the stocks that comprised the peer group used for the Stock Performance Graph in the Form 10-K for the period ended December 31, 2007 ("2007 Peer Group")(3). The table following the graph shows the dollar value of those investments as of December 31, 2008 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

(1)
Standard & Poor's Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
The Current Peer Group is the same as the 2007 Peer Group with the addition of Broadridge Financial Solutions, Inc., which has become a competitor since its spinoff from Automatic Data Processing, Inc. The companies in the Current Peer Group are Affiliated Computer Services, Alliance Data Systems Corporation, Automatic Data Processing, Inc., Broadridge Financial Solutions, Inc. Ceridian Corporation (included through 2006 as it was acquired by Thomas H. Lee Partners in November 2007), Choicepoint Inc. (included through 2007 as it was acquired by Reed Elsevier in September 2008), Convergys Corporation, CSG Systems International, Inc., First Data Corporation (included through 2006 as it was acquired by Kohlberg Kravis in September 2007), Fiserv, Inc., IMS Health Incorporated, NCR Corporation, Paychex, Inc., Perot Systems Corporation, SEI Investments Co., TeleTech Holdings, Inc., and Total System Services, Inc.

(3)
DST selected the 2007 Peer Group based on comparable company information for DST's industry developed by an independent compensation consultant with the input of the CFO. The companies in the 2007 Peer Group are all of the Current Group companies, with the exception of Broadridge Financial Solutions, Inc., which was not included in the 2007 Peer Group.

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

	Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(dollars in millions, except per share amounts)
Operating revenues	$1,675.5	$1,695.4	$1,556.2	$1,744.6	$1,732.0
Out-of-pocket reimbursements(6)	609.9	607.1	679.6	770.5	696.6

Total revenues	2,285.4	2,302.5	2,235.8	2,515.1	2,428.6
Costs and expenses	1,813.6	1,828.0	1,800.6	2,020.6	1,954.4
Depreciation and amortization	125.3	130.6	129.9	158.1	158.5

Income from operations	346.5	343.9	305.3	336.4	315.7
Interest expense	(55.4)	(60.3)	(77.3)	(66.6)	(55.3)
Other income (expense), net	(15.5)	45.0	50.0	114.2	56.2
Gains on sale of businesses				274.2
Gain on sale of Asurion and lock\line		998.0	52.8
Equity in earnings of unconsolidated affiliates	34.7	62.6	47.7	44.8	5.4

Income before income taxes	310.3	1,389.2	378.5	703.0	322.0
Income taxes	67.4	514.5	105.6	278.4	99.2

Net income	$242.9	$874.7	$272.9	$424.6	$222.8

Basic earnings per share	$4.76	$14.38	$4.13	$5.65	$2.66
Diluted earnings per share	$4.28	$12.35	$3.78	$5.39	$2.59
Total assets	$2,509.4	$3,395.9	$3,119.1	$3,029.5	$3,383.4
Total debt	$1,435.3	$1,061.1	$1,441.2	$1,404.5	$1,482.9
Ratio of earnings to fixed charges(7)	5.1	18.1	4.8	8.3	5.1

(1)
In 2008, the Company recognized a $10.8 million gain in other income associated with the repurchase of senior convertible debentures. The income tax expense associated with this gain was approximately $4.2 million. During 2008, the Company recorded an income tax benefit of approximately $48.2 million associated with a reduction in income tax related liabilities in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109". In addition, the Company recorded net losses on securities and other investments of $41.8 million in other income (loss) during 2008. The income tax benefit associated with this investment loss was approximately $15.5 million.

(2)
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

(3)
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

(4)
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

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), healthcare industry, telecommunications industry and other service industries. The Company's business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity investments and other financial interests have been aggregated into the Investments and Other Segment.

The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts/members or transactions processed. The Company's mutual fund revenues are dependent upon the number of accounts or transactions processed. The Financial Services Segment's healthcare administration processing revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. The Company also derives revenues from asset balances invested and investment earnings related to customer cash balances maintained in Company bank accounts. The Company receives reinsurance premiums for insurance programs that are provided in association with Computershare's corporate securities processing services and the Company's healthcare and property insurance policies. The Company also licenses its work management software, healthcare administration processing systems software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to Argus for its proprietary applications and to certain other clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users. The Financial Services Segment records investment income (dividends, interest and net gains (losses) on investment securities) within other income, net.

The Financial Services Segment derives part of its income from its pro rata share in the earnings (losses) of certain unconsolidated affiliates, primarily BFDS, IFDS U.K., IFDS Canada and Argus. In addition, the Financial Services Segment derived income from its pro-rata share in the earnings (losses) of Asurion from January 1, 2006 through July 3, 2007.

The Output Solutions Segment's revenues are derived from presentation and delivery (either printed or electronic) and archival of customer documents, and are based upon the number of items mailed and/or the number of images produced. Formatting and custom programming revenues are based on time and materials billings or on the number of images produced.

The Investments and Other Segment's revenues are derived from rental income from Company owned and third party real estate leases. Rental income from Company owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other consolidated subsidiaries. The Investments and Other Segment records investment income (dividends, interest and net gains (losses) on investment securities) within other income, net.

Significant Events

Expansion of Shareowner Subaccounting Service Offerings

DST has traditionally offered mutual fund shareowner subaccounting services on a remote (ASP) and shared service basis to broker/dealers who perform shareowner accounting and recordkeeping for mutual fund accounts that have been sold by the broker/dealer's registered representatives. DST has enhanced its proprietary mutual fund shareowner accounting and recordkeeping system, TA2000, to meet the complex reconciliation and system interfaces required by the broker/dealers. The Company believes that using the same system for both transfer agency shareowner recordkeeping and subaccounting should result in consistent accounting for shareowner ownership positions, since the recordkeeping is done by one system—TA2000.

On July 31, 2007, DST acquired TASS, LLC ("TASS"). TASS provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000 to perform these services for its customers. The acquisition of TASS increased the total number of U.S. mutual fund open shareowner accounts processed by DST by approximately 200,000. During 2008, the Company converted approximately 6.8 million remote subaccounts from non DST platforms. The acquisition of TASS and the conversion of these new subaccounts during 2008 has expanded DST's presence in the subaccounting marketplace.

Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

New Mutual Fund Clients

U.S. mutual fund open shareowner accounts (registered and subaccounts) processed totaled 120.1 million at December 31, 2008, an increase of 1.0 million accounts or 0.8% since December 31, 2007. Registered accounts (both tax advantaged and non tax advantaged accounts) serviced were 111.2 million at December 31, 2008, a decrease of 6.0 million or 5.1% as compared to December 31, 2007. Subaccounts serviced were 8.9 million at December 31, 2008, an increase of 7.0 million from December 31, 2007. During 2008, the Company converted approximately 2.6 million registered mutual fund shareowner accounts and approximately 6.8 million subaccounts from non-DST platforms. At December 31, 2008, the Company expects that 1.1 million new registered accounts, based on current levels, will be converted to TA2000 during 2009. In addition, DST's subaccounting clients have indicated they plan to convert 1.2 million new subaccounts, based on current levels, to TA2000 Subaccounting from non-DST platforms during 2009.

U.S. mutual fund open shareowner accounts processed totaled 119.1 million at December 31, 2007, an increase of 13.3 million accounts or 12.6% since December 31, 2006. The net increase during 2007 is attributable to the conversion of approximately 7.9 million or 7.5% new client accounts and 5.4 million or 5.1% of account growth from existing clients. During 2007, the Company converted approximately 7.7 million registered mutual fund shareowner accounts and approximately 0.2 million subaccounts from non-DST platforms.

Acquisition of BlueDoor Technologies

On November 14, 2008, DST completed the acquisition of BlueDoor Technologies Pty Ltd ("BlueDoor"), which provides software solutions for participant accounting for the funds management and retirement savings ("superannuation") markets in Australia. The acquisition was accounted for as a purchase and the consideration paid for BlueDoor on the acquisition date consisted of approximately $10.3 million of cash and 85,006 shares of DST common stock at an approximate value of $3.1 million. The acquisition of BlueDoor did not have a material impact on the Financial Services Segment or consolidated financial results of DST during the year ended December 31, 2008. DST believes the expansion of its software solution offerings will provide broader product offerings to existing and new customers.

Acquisition of Amisys Synertech, Inc.

Amisys Synertech, Inc. ("ASI") was acquired on October 2, 2006 by DST Health Solutions, Inc., which now operates the combined businesses under the name DST Health Solutions, LLC. Amisys Synertech provides enterprise software solutions, business process outsourcing and benefit administration solutions to health plans, insurance companies and benefit administrators. DST believes that combining its existing DST Health Solutions business with ASI will continue to enable it to provide broader solution and service offerings to existing and new customers. In addition, DST believes the combined DST Health Solutions business complements other Financial Services Segment businesses that process high volumes of transactions using proprietary software systems and creates opportunities to further leverage DST's AWD and Output Solutions products and services and DST's existing data centers.

DSTHS paid approximately $136.5 million (net of cash acquired) for ASI and the transaction was accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The acquisition of ASI was immaterial to the 2006 consolidated financial results of DST.

Asurion Transactions

  Merger of lock\line and Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary ("lock\line") into a wholly-owned subsidiary of Asurion Corporation ("Asurion"). The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. For financial accounting purposes, the Company treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gain on sale of business (lock\line) in DST's 2006 Consolidated Statement of Income. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry.

  Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST's investment in Asurion was reduced by the amount of the dividend. In the 2006 Consolidated Statement of Cash Flows, the Company bifurcated the dividend between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

For income tax purposes, the dividend exceeded Asurion's current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualified for the 80% dividends received deduction and, as a consequence, that portion was taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST's annual effective tax rate. The amount in excess of Asurion's current and accumulated earnings and profits reduced DST's tax basis in Asurion and the amount in excess of basis was reported as gain from the sale of a capital asset. The portion qualifying for the dividends received deduction reduced DST's effective annual tax rate for the year ended December 31, 2006 by approximately $15.7 million, yielding an equivalent net income benefit for the year ended December 31, 2006.

  Gain on Sale of Asurion

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion. In connection with the sale, DST received cash proceeds of $986.3 million and receivables of approximately $39.2 million that were collected in June 2008, and DST's equity interest in Asurion was reduced from 37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2008 and 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007. A majority of the cash proceeds received in connection with this transaction were used to pay down the Company's debt and related facilities and to satisfy income tax obligations associated with the sale.

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

The Company has minimal arrangements of the types described in the first and third categories in the preceding paragraph at December 31, 2008. The Company believes that its guarantee arrangements will not have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described in Note 15 to the consolidated financial statements included in Item 8 of this report.

In January 2009, the Company entered an interest rate swap with a bank to fix the interest on its $115.0 million real estate credit agreement at approximately 4.49% beginning January 2010.

The Company may have obligations arising out of variable interests in unconsolidated entities. See the FIN 46R discussion included in Note 2 to the consolidated financial statements included in Item 8 of this report.

In addition, the Company has $711.2 million of convertible senior debentures outstanding at December 31, 2008. The debentures are convertible under specified circumstances into shares of the Company's common stock.

In May 2007, the Company entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. The program was renewed on May 22, 2008. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 21, 2009 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the Consolidated Balance Sheet. The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Consolidated Balance Sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit was $130.0 million. The impact on net income stemming from these transfers was not material. Delinquencies and credit losses related to the accounts receivable sold were not significant during the year ended December 31, 2008.

New Accounting Standards

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company's Consolidated Financial Statements.

On January 1, 2008, DST adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information. The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157." Management is currently evaluating the financial reporting requirements for these assets and liabilities and has not yet determined the impact on the consolidated financial statements.

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. This FSP shall be applied retrospectively to all periods presented. DST currently believes that the adoption of this standard may have a negative impact on earnings per share for historical periods prior to March 31, 2006, but is not expected to have a significant impact on the Company's earnings per share prospectively.

Earnings Per Share—Participating Securities

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities. Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards will now need to be included in the calculation of basic EPS using the two-class method, a change that will likely reduce both basic and diluted EPS. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. This FSP shall be applied retrospectively to all periods presented. Because DST's restricted stock awards allow holders the right to receive cash dividends, if any, DST may have to treat these awards as participating securities which could result in an additional dilutive impact to both basic and diluted EPS. Unvested restricted shares were 2.6 million at December 31, 2008. DST believes that the adoption of this standard will have a negative impact on basic and diluted earnings per share.

Earnings Per Share Proposed Accounting Standard

The FASB previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, "Earnings per Share" ("SFAS 128"), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final standard has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 "if converted" method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately

14.5 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $711.2 million of convertible debentures outstanding at December 31, 2008 would be converted to equity. Under this "if converted" method, diluted earnings per share would have been $3.73, $10.97 and $3.48 (versus reported diluted earnings per share of $4.28, $12.35 and $3.78) for the years ended December 31, 2008, 2007 and 2006, respectively. The above pro-forma information presents only the effect on diluted earnings per share of the "if converted" method included in the exposure draft, but does not include any other computational changes (i.e., treasury stock method considerations) discussed in the exposure draft. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting standard.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: revenue recognition; software capitalization and amortization; depreciation of fixed assets; valuation of long-lived and intangible assets and goodwill; accounting for investments; and accounting for income taxes.

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

The Company's standard business practice is to bill monthly for development, consulting and training services on a time and materials basis. There are exceptions, whereby certain commercial arrangements require a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a "percentage of completion" basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare administration processing software solutions to domestic customers and its customer billing software solution products to international and domestic customers. Perpetual software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. Term software license revenues are recognized ratably over the term of the license agreement.

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

For all revenues, the Company assesses collection based on a variety of factors, including past collection history with the customer and the credit- worthiness of the customer. The Company generally does not request collateral from its customers. If it is determined that collection of revenues is not reasonably assured, revenue is deferred and is recognized at the time it becomes reasonably assured, which is generally upon receipt of cash. Allowances for billing adjustments are determined as revenues are recognized and are recorded as reductions in revenues. Doubtful account expense for the Company is immaterial.

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

Valuation of long-lived and intangible assets and goodwill

The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important which could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of the Company's use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company assesses actual impairment based on gross cash flows.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company and its unconsolidated affiliates do not amortize goodwill and intangible assets that have indefinite useful lives. Instead, these assets are tested for impairment annually (as of October 1) and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairments have been identified as a result of these annual tests. The fair value of the reporting units was estimated using the expected present value of future cash flows.

At December 31, 2008, the Company had $732.2 million of long-lived and intangible assets and goodwill on its Consolidated Balance Sheet.

Accounting for investments

The Company has three significant types of investments that require accounting judgment: 1) investments in available-for-sale securities, which are comprised principally of investments in State Street, Computershare and Euronet Worldwide, Inc.; 2) investments in unconsolidated affiliates, which is comprised principally of BFDS, IFDS U.K., IFDS Canada, Argus and certain real estate joint ventures; and 3) investments in private equity funds and other investments accounted for under the cost method.

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with SFAS No. 115. Under SFAS No. 115, the Company is required to designate its investments as trading or available-for-sale. At December 31, 2008, the Company had approximately $751.3 million of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2008, the Company's available-for-sale securities had gross unrealized holding gains of $387.3 million, gross unrealized holding losses of $15.7 million and unrealized losses from changes in foreign currency exchange rates of $14.5 million.

The impact of a 10% change in fair value of the Company's investments would be approximately $45.9 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

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

Partnership and similar investment interests (including investments in private equity funds where the Company is a limited partner) in which the Company has at least a 5% ownership are accounted for on an equity method basis based on the Company's pro-rata ownership; the cost method of accounting is used for these investments when the Company has a deminimus ownership percentage and no ability to exercise significant influence. The Company's cost method investments are held at the lower of cost or market.

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

Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Revenues
Operating revenues
Financial Services	$1,142.7	$1,134.6	$1,011.2
Output Solutions	528.2	555.1	535.9
Investments and Other	61.8	63.1	63.4
Elimination Adjustments	(57.2)	(57.4)	(54.3)

	1,675.5	1,695.4	1,556.2

% change from prior year	(1.2)%	8.9%	(10.8)%
Out-of-pocket reimbursements
Financial Services	72.6	65.0	60.8
Output Solutions	537.2	542.0	619.2
Investments and Other	0.7	0.4	0.5
Elimination Adjustments	(0.6)	(0.3)	(0.9)

	609.9	607.1	679.6

% change from prior year	0.5%	(10.7)%	(11.8)%
Total revenues	$2,285.4	$2,302.5	$2,235.8

% change from prior year	(0.7)%	3.0%	(11.1)%
Income from operations
Financial Services	$304.0	$286.7	$289.2
Output Solutions	36.7	38.8	10.7
Investments and Other	13.4	25.9	11.9
Elimination Adjustments	(7.6)	(7.5)	(6.5)

	346.5	343.9	305.3
Interest expense	(55.4)	(60.3)	(77.3)
Other income (expense), net	(15.5)	45.0	50.0
Gain on sale of business			52.8
Gain on sale of Asurion		998.0
Equity in earnings of unconsolidated affiliates	34.7	62.6	47.7

Income before income taxes	310.3	1,389.2	378.5
Income taxes	67.4	514.5	105.6

Net income	$242.9	$874.7	$272.9

Basic earnings per share	$4.76	$14.38	$4.13
Diluted earnings per share	$4.28	$12.35	$3.78

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) decreased $17.1 million or 0.7% during the year ended December 31, 2008 as compared to December 31, 2007 and increased $66.7 million or 3.0% during the year ended December 31, 2007 as compared to December 31, 2006. Consolidated operating revenues decreased $19.9 million or 1.2% in 2008 as compared to 2007 and increased $139.2 million or 8.9% in 2007 as compared to 2006. The $19.9 million decrease in consolidated operating revenues during 2008 was attributable to a $26.9 million decline in Output Solutions partially offset by an increase in Financial Services of

$8.1 million. The Output Solutions decline reflects lower U.S. images produced in 2008 and a $3.1 million contract termination fee recognized in first quarter 2007. The Financial Services increase is primarily from increases in mutual fund shareowner processing services attributable to higher levels of accounts serviced, principally from new client conversions since second quarter 2007, and higher levels of professional services provided by DST Health Solutions, partially offset by lower data processing support revenues of approximately $5.0 million due to the expiration of a contract on June 30, 2008 and lower international professional service revenues. The $139.2 million increase in consolidated operating revenues during 2007 was primarily due to the inclusion of a full year of revenues from ASI in 2007 as compared to three months in 2006, higher mutual fund shareowner processing revenues associated with higher levels of shareowner accounts serviced, higher Output Solutions processing revenues associated with higher volumes and higher Financial Services international revenues.

Consolidated OOP reimbursements increased $2.8 million or 0.5% in 2008 as compared to 2007 and decreased $72.5 million or 10.7% in 2007 as compared to 2006. The increase in consolidated OOP reimbursement revenue in 2008 was primarily due to higher Financial Services OOP reimbursement revenues from higher volumes, partially offset by lower Output Solutions OOP reimbursement revenues resulting from certain clients purchasing postage directly from the postal service rather than have Output Solutions acquire the postage on behalf of the client. The decrease in consolidated OOP reimbursement revenue in 2007 was primarily due to lower Output Solutions OOP reimbursement revenues for the same reason mentioned above (from changes in client postage payment arrangements), partially offset by higher postal rates that began in May 2007.

Income from operations

Consolidated income from operations increased $2.6 million or 0.8% during the year ended December 31, 2008 as compared to 2007 and increased $38.6 million or 12.6% during the year ended December 31, 2007 as compared to 2006. U.S. income from operations increased $23.9 million or 7.2% in 2008 as compared to 2007 and increased $38.1 million or 12.9% in 2007 as compared to 2006. International income from operations decreased $21.3 million in 2008 as compared to 2007 and increased $0.5 million or 4.8% in 2007 as compared to 2006. The $2.6 million increase in consolidated income from operations during 2008 is from increased earnings in Financial Services of $17.3 million, partially offset by decreased earnings in Investments and Other of $12.5 million and Output Solutions of $2.1 million. The $17.3 million increase in 2008 for Financial Services is mostly related to a reduction in deferred compensation liabilities of approximately $14.0 million (the effect of which is offset as an expense in other income, net) and higher earnings from mutual fund shareowner processing from higher accounts serviced, partially offset by decreases in data processing support revenues of approximately $5.0 million and from lower international software license and professional service revenues. The lower earnings from the Investments and Other Segment during 2008 is primarily due to the sale of properties for a gain of approximately $12.4 million in 2007. Output Solutions income from operations decreased during 2008 from lower operating revenues related to lower images produced. The $38.6 million increase in consolidated income from operations during 2007 is attributable to $27.1 million of higher contributions from Output Solutions resulting principally from higher processing revenues and operating efficiencies realized from the implementation of owned proprietary digital printing and inserting technologies, $14.0 million of higher contributions from the Investments and Other Segment resulting principally from the recognition of a $12.4 million gain on sale of properties during 2007, partially offset by $2.5 million of lower Financial Services contributions in 2007.

Interest expense

Interest expense was $55.4 million, $60.3 million and $77.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense decreased $4.9 million during 2008, as compared to 2007, attributable to lower average interest rates partially offset by higher average debt balances. As discussed below, the Company used proceeds from the Asurion sale in 2007 to pay down debt. Increased share repurchase activity during 2008 has resulted in higher average debt balances. Interest expense decreased $17.0 million during 2007, as compared to 2006, partially attributable to a $12.7 million write-off of senior convertible debenture debt issuance costs during 2006 from the debentures being eligible for conversion in first quarter 2006. Absent this item in 2006, interest expense decreased $4.3 million during 2007. On this basis, the decrease in interest expense for 2007 is attributable to lower average debt balances outstanding as a result of using proceeds from the July 3, 2007 Asurion sale and proceeds from the accounts receivable securitization program to reduce debt.

Other income (expense), net

The components of other income (expense) are as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net realized gains from sale of available-for-sale securities	$32.1	$13.3	$18.4
Other than temporary impairments / unrealized losses on available-for-sale securities	(53.1)	(10.7)	(1.0)
Net unrealized losses on private equity funds and other investments	(20.8)	(1.4)
Gain on extinguishment of senior convertible debentures	10.8
Interest income	7.4	15.1	9.8
Dividend income	24.6	23.9	20.2
Miscellaneous items	(16.5)	4.8	2.6

Other income (expense), net	$(15.5)	$45.0	$50.0

Other income (expense), net was a loss of $15.5 million during the year ended December 31, 2008, but was income of $45.0 million and $50.0 million during the years ended December 31, 2007 and 2006, respectively. Several factors included in the table above and explained below contributed to the changes in other income during 2008 through 2006. Net realized gains from sale of available-for-sale securities were $32.1 million, $13.3 million and $18.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Included in the $32.1 million of net realized gains during 2008 are $6.7 million of realized gains from sales of securities and a $25.4 million gain from the sale of approximately 730,000 shares of State Street. The Company holds 10.6 million shares of State Street at December 31, 2008. Included in the net realized gains of $18.4 million during the year ended December 31, 2006 are $2.5 million of realized gains from sales of securities and a $15.9 million gain from the sale of approximately 1.5 million shares of State Street.

The Company records an investment impairment charge for an available-for-sale security with a gross unrealized holding loss resulting from a decline in value that is other than temporary. During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairments of $53.1 million, $10.7 million and $1.0 million, respectively. The increase in impairments during 2008 is from significant declines in securities share prices related to adverse economic conditions in the financial and other markets. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2008 and 2007, the Company recorded $20.8 million and $1.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The Company recorded a $10.8 million gain during fourth quarter 2008 associated with the repurchase of a portion of the Company's senior convertible debentures at a discount to carrying value. The Company repurchased approximately $120 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures and repurchased approximately $8.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures.

Interest income was $7.4 million, $15.1 million and $9.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. The $7.7 million decrease in interest income in 2008, as compared to 2007, is attributable to lower amounts of short-term investments in 2008 and lower interest rates. A portion of the cash proceeds received from the sale of Asurion were invested in July 2007 and used in December 2007 to fund the Company's income tax obligations resulting from the sale. The increase in interest income from 2006 to 2007 is principally from higher levels of short-term investments in 2007, mostly related to the investment of the Asurion proceeds.

The Company receives dividend income from certain investments held, including its investments in State Street and Computershare common stock. Dividend income was $24.6 million, $23.9 million and $20.2 million during the three years ended December 31, 2008, 2007 and 2006, respectively. Higher State Street dividends during 2008 were the primary reason for the increase over 2007. The increase in dividends during 2007, as compared to 2006, is related to higher amounts of State Street dividends and increased dividends of other dividend paying available-for-sale securities. Dividends from State Street common stock were $10.6 million, $9.9 million and $9.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. In February 2009, State Street announced that it will reduce its future quarterly dividend to $0.01 per share from $0.24 per share. DST expects that this action by State Street will negatively impact its future earnings.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company's accounts receivable securitization program, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items. Miscellaneous items had a loss of $16.5 million during the year ended December 31, 2008 and income of $4.8 million and $2.6 million during the years ended December 31, 2007 and 2006, respectively. Miscellaneous items income decreased $21.3 million during 2008 as compared to 2007. The decrease in Miscellaneous other income items from 2007 to 2008 is attributable to increased unrealized losses on marketable securities designated as trading in the amount of $14.0 million (the effect of which is offset in the Financial Services Segment as a decrease in costs and expenses), from higher accounts receivable securitization program costs related to the program being in place for twelve months in 2008, but only seven months in 2007 (began in May 2007), and the absence of approximately $2.5 million of non-operating gains that were recorded in 2007 related to the favorable settlement of a prior business acquisition dispute and the recovery of a Chapter 11 bankruptcy claim amount due from a customer of a previously disposed segment.

Gain on sale of Asurion and lock\line

The Company recorded a $998.0 million gain on the sale of the majority of its investment in Asurion on July 3, 2007. In connection with the sale, DST received cash proceeds of $986.3 million and receivables of approximately $39.2 million that were collected in June 2008. DST's equity interest in Asurion was reduced from 37.4% to approximately 6% as a result of the sale. The Company recognized a $52.8 million net gain from the lock\line merger with Asurion on January 1, 2006.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates for 2008, 2007 and 2006 is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
BFDS	$16.4	$30.9	$26.7
IFDS U.K.	10.6	13.5	8.7
IFDS Canada	5.8	2.3	4.1
Argus	0.7	2.3	4.7
Asurion		21.9	8.0
Other	1.2	(8.3)	(4.5)

	$34.7	$62.6	$47.7

For the year ended December 31, 2008, DST's equity in earnings of unconsolidated affiliates was $34.7 million, a decrease of $27.9 million as compared to the prior year. DST sold the majority of its equity interest in Asurion on July 3, 2007 and now accounts for this investment under the cost basis. The decrease in equity in earnings during the year ended December 31, 2008 is primarily attributable to no equity in earnings of Asurion recorded in 2008 versus $21.9 million for 2007 and from lower earnings at BFDS and IFDS U.K., partially offset by increases in earnings from other unconsolidated real estate joint ventures. Equity in earnings for the year ended December 31, 2007 increased $14.9 million to $62.6 million as compared to 2006. The increase during 2007 is principally from higher Asurion earnings in 2007.

Certain of the Company's joint ventures and, to a lesser extent, the Company, derive investment earnings related to cash balances maintained on behalf of customers. Average daily balances invested by the joint ventures were $1.4 billion and $1.5 billion during the years ended December 31, 2008 and 2007, respectively. Average interest rates earned on the balances declined from 6.25% in 2007 to 2.77% in 2008. The net effect of these fluctuations resulted in an approximate $41.2 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST's equity in earnings of unconsolidated affiliates of approximately $12.6 million during the year ended December 31, 2008. Investment earnings during 2007 were higher than 2006 associated with higher average interest rates and higher average daily balances invested, but had less of an impact on DST's equity in earnings during this period of time.

DST's equity in earnings of BFDS decreased $14.5 million during the year ended December 31, 2008 as compared to 2007. The decline in earnings is primarily attributable to lower investment earnings resulting primarily from lower interest rates on cash balances maintained by BFDS on behalf of customers, lower operating revenues from lower client volumes, costs associated with a reduction in staffing levels and higher operating related costs. DST's equity in earnings of BFDS for 2007 increased $4.2 million, as compared to 2006, as a result of increased mutual fund shareowner servicing revenues from an increase in shareowner volumes processed and improvements in operations.

DST's equity in earnings of IFDS U.K. decreased $2.9 million during the year ended December 31, 2008, as compared to 2007. The decrease is attributable to the foreign currency exchange effects of the U.S. Dollar strengthening against the British Pound, higher operating costs to support new and existing clients and higher income taxes, partially offset by higher operating revenues from increased volumes at existing clients and from new clients. Accounts serviced by IFDS U.K. were 5.9 million at December 31, 2008, an increase of 100,000 accounts or 1.7% from December 31, 2007. DST's equity in earnings of IFDS U.K. increased $4.8 million for 2007, as compared to 2006, as a result of higher revenues and improvements in operations. Accounts serviced by IFDS U.K. were 5.8 million at December 31, 2007, an increase of 0.2 million accounts or 3.6% from December 31, 2006.

DST's equity in earnings of IFDS Canada increased $3.5 million during the year ended December 31, 2008, as compared to 2007, as a result of higher operating revenues associated with higher levels of shareowner accounts serviced and lower new client conversion costs, partially offset by increased costs to support the increased level of accounts. Accounts serviced by IFDS Canada were 10.6 million at December 31, 2008, an increase of 3.1 million accounts or 41.3% from December 31, 2007, primarily from the conversion of a new remote service client in January 2008. DST's equity in earnings of IFDS Canada decreased $1.8 million for 2007, as compared to 2006, as a result of higher new client conversion costs, higher income taxes, foreign currency losses, and depreciation expense, partially offset by higher processing revenues. Accounts serviced by IFDS Canada were 7.5 million at December 31, 2007, an increase of 0.4 million accounts or 5.6% from December 31, 2006.

DST's equity in earnings of Argus Health Systems decreased $1.6 million during the year ended December 31, 2008, as compared to 2007, primarily as a result of lower investment earnings from lower interest rates on cash balances maintained by Argus on behalf of customers. DST's equity in earnings of Argus Health Systems decreased $2.4 million for 2007, as compared to 2006, as a result of higher revenues during 2007 being more than offset by higher operating costs in connection with the processing of higher volumes of Medicare Part D claims.

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

The Other category in the unconsolidated affiliates table above includes principally real estate joint ventures. Equity in earnings of other unconsolidated affiliates was $1.2 million during the year ended December 31, 2008, an increase of $9.5 million as compared to 2007. The improvement during 2008 was attributable to no impairments recorded in 2008 (as compared to approximately $4.9 million recorded in 2007), a gain from the early extinguishment of debt at a real estate joint venture and higher rental revenues and cost efficiencies on various real estate joint ventures. Equity in losses of other unconsolidated affiliates was $8.3 million for 2007, an increase of $3.8 million as compared to 2006, primarily attributable to real estate impairment charges on real estate held for sale in 2006.

Income taxes

The Company's effective tax rate was 21.7%, 37.0% and 27.9% for the years ended December 31, 2008, 2007 and 2006, respectively. The effective tax rate for 2008 is lower than 2007 primarily due to income tax benefits of approximately $39.7 million resulting primarily from a net reduction in the Company's income tax related liabilities in accordance with FIN 48 and from the absence of income taxes related to the Asurion sale, which reflected a higher effective tax rate. The net decrease in FIN 48 liabilities is principally related to the resolution of an IRS examination matter (associated with a transaction in the 2000 tax year) that was resolved in DST's favor and a change in the Company's assessment of another IRS examination matter (associated with a 2005 transaction).

The effective tax rate for 2007 is higher than 2006 primarily due to higher effective tax rates on the Asurion gain, partially offset by a reduction in the interest accruals relating to unrecognized tax benefits resulting from the adoption of FIN 48 on January 1, 2007. The Company's adoption of FIN 48 resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being reduced to zero of which $68.2 million (net of deferred income taxes) resulted in a reduction in previously recorded identifiable intangibles (including capitalized software) relating to the Company's

April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in retained earnings as a cumulative effect of a change in accounting principle adjustment.

The tax rates in each of the three years ended December 31, 2008 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS
FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues of $1,215.3 million increased $15.7 million or 1.3% in 2008 as compared to 2007. Financial Services Segment operating revenues of $1,142.7 million increased $8.1 million or 0.7% in 2008 as compared to 2007. U.S. Financial Services operating revenues increased $32.0 million or 3.3% to $1,000.7 million in 2008 primarily from higher mutual fund shareowner processing services and from higher DST Health Solutions professional service revenues, partially offset by lower data processing support revenues. The increase in mutual fund shareowner processing services is attributable to higher levels of accounts serviced, principally from new client conversions since second quarter 2007. U.S. mutual fund servicing revenues during 2008 increased approximately 3.5% as compared to 2007. The increase in DST Health Solutions revenues is attributable to new clients and higher consulting, development and implementation related activities from existing clients. The decrease in data processing support revenues of approximately $5.0 million is principally due to the expiration of a contract on June 30, 2008. Financial Services Segment operating revenues from international operations for 2008 decreased $23.9 million or 14.4% to $142.0 million. This decrease was principally a result of lower professional services and software license revenues attributable to foreign currency exchange effects from the U.S. Dollar strengthening against the British Pound and from lower software solutions implementation and consulting services.

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

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	December 31,
	2008	2007	2006
Registered accounts:
Non tax-advantaged	65.4	71.0	64.2
Tax-advantaged	45.8	46.2	40.5

	111.2	117.2	104.7
Subaccounts	8.9	1.9	1.1

Total	120.1	119.1	105.8

Total shareowner accounts serviced at December 31, 2008 were 120.1 million, an increase of 1.0 million accounts or 0.8% as compared to December 31, 2007. Total shareowner accounts serviced at December 31, 2007 were 119.1 million, an increase of 13.3 million accounts or 12.6% as compared to December 31, 2006.

Registered accounts serviced at December 31, 2008 decreased 6.0 million accounts or 5.1% from the comparable amount at December 31, 2007, comprised of conversions to non-DST subaccounting platforms of 5.3 million accounts, net declines in existing client accounts of 2.2 million and conversions to DST's subaccounting platform of 1.1 million accounts, partially offset by new client conversions of 2.6 million. Registered accounts serviced as of December 31, 2007 increased 12.5 million accounts or 11.9% from the comparable amount at December 31, 2006, comprised of new client conversions of 7.7 million and net increases in existing client accounts of 6.3 million, partially offset by conversions to non-DST subaccounting platforms of 1.2 million accounts and conversions to DST's subaccounting platform of 0.3 million accounts. Tax-advantaged accounts were 45.8 million at December 31, 2008, a decrease of 0.4 million accounts or 0.9% as compared to December 31, 2007. The decrease is primarily attributable to net declines in existing client accounts. Tax-advantaged accounts were 46.2 million at December 31, 2007, an increase of 5.7 million accounts or 14.1% as compared to December 31, 2006. Tax-advantaged accounts represent 41.2% of total registered accounts serviced at December 31, 2008 as compared to 39.4% at December 31, 2007.

Subaccounts serviced were 8.9 million at December 31, 2008. The increase of 7.0 million subaccounts serviced during the year ended December 31, 2008 is comprised of conversions of new subaccounting clients of 6.8 million remote subaccounts from non-DST platforms and conversions of 1.1 million registered accounts from TA2000, partially offset by net declines in existing client subaccounts of 0.9 million. Subaccounts serviced were 1.9 million at December 31, 2007, an increase of 0.8 million subaccounts as compared to December 31, 2006. The increase in subaccounts during 2007 is comprised of net increases in existing client accounts of 0.3 million, conversions of 0.3 million registered accounts from TA2000 and conversions of new subaccounting clients of 0.2 million accounts from non-DST platforms from the 2007 acquisition of TASS, LLC which performs full service subaccounting shareowner services. The acquisition of TASS and the conversion of 6.8 million new subaccounts during 2008 has expanded DST's presence in the subaccounting marketplace. Revenues from subaccounting services are generally based on the number of subaccounts serviced and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

The Company anticipates that 1.1 million new registered accounts, based on current levels, will be converted to TA2000 in 2009 of which 450,000 represent new client commitments received in fourth quarter 2008. DST has also been informed by a client with approximately 0.6 million accounts, based on current levels, that it intends to convert off TA2000 in second quarter 2009. DST's subaccounting clients have indicated they plan to convert 1.2 million new subaccounts, based on current levels, to

TA2000 Subaccounting from non-DST platforms during 2009. In addition, the Company expects 2.8 million registered accounts will convert to subaccounting platforms throughout 2009 of which 1.2 million will convert to TA2000 Subaccounting.

In summary, based on accounts serviced at December 31, 2008 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during 2009), total accounts serviced at December 31, 2009 are estimated to be 120.2 million, which are comprised of 108.9 million registered accounts and 11.3 million subaccounts. The actual number of accounts estimated to convert to and from various DST systems, as well as the timing of those events, is dependent upon a number of factors. Actual results could differ from the Company's estimates.

Defined contribution ("DC") participants represent the number of active participants processed on DST's TA2000/TRAC platform. DC participants were 3.7 million at December 31, 2008, a decrease of 1.1 million or 22.9% from December 31, 2007. An existing TRAC client internalized its participant accounting during third quarter 2008 resulting in the loss of approximately 1.0 million participants.

Active U.S. AWD workstations were 159,600 at December 31, 2008, an increase of 67,400 as compared to December 31, 2007, principally from increased workstations licensed during 2008 related to an expansion of an existing client relationship. Active U.S. AWD workstations were 92,200 at December 31, 2007, an increase of 4.2% over year end 2006 levels. Active international AWD workstations were 35,600 at December 31, 2008, an increase of 0.3% as compared to December 31, 2007. Active international AWD workstations were 35,500 at December 31, 2007, an increase of 9.9% over year end 2006 levels, principally from increased workstations licensed during 2007.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), DST Health Solutions (medical claims processing systems) and AWD (workflow management and CRM solutions). Operating revenues include approximately $52.3 million of software license fee revenues for the year ended December 31, 2008, a decrease of $5.2 million as compared to 2007. The 2008 decrease is due primarily to lower investment management software license fees, partially offset by higher AWD software license fees. Operating revenues include approximately $57.5 million of software license fee revenues for the year ended December 31, 2007, an increase of $5.9 million compared to the same period in 2006. The 2007 increase is due primarily to higher international investment management software revenues, partially offset by lower AWD software license revenues. While license revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2008 decreased $0.3 million, as compared to 2007, to $830.7 million. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefit costs, but also include reimbursable operating expenses and other costs. Reimbursable operating expenses included in costs and expenses were $72.6 million for the year ended December 31, 2008, an increase of $7.6 million compared to the same period in 2007. Excluding reimbursable operating expenses, costs and expenses decreased $7.9 million to $758.1 million for 2008, primarily from reductions in deferred compensation liabilities of approximately $14.0 million (the effect of which is offset as an expense in Other income, net), foreign currency exchange effects of the U.S. Dollar strengthening against the British Pound, certain operating cost improvements, the absence of $4.3 million of Amisys Synertech merger integration costs incurred in 2007 and the absence of $3.3 million of costs associated with the partial termination of a non-qualified deferred compensation plan incurred in 2007, partially offset by higher costs associated with international reductions in staffing levels and higher compensation related costs associated with the accrual of contingent purchase consideration from business acquisitions.

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

Depreciation and amortization

Financial Services Segment depreciation and amortization expense for the year ended December 31, 2008 decreased $1.3 million or 1.6%, as compared to 2007, to $80.6 million. The decrease in depreciation and amortization expense is attributable to certain assets becoming fully depreciated in 2008.

Financial Services Segment depreciation and amortization expense for the year ended December 31, 2007 decreased $1.2 million or 1.4% to $81.9 million as compared to 2006. Depreciation and amortization expense for 2006 includes an in-process research and development amortization charge of $1.0 million recorded in October 2006 upon completion of the acquisition of ASI and a $2.6 million reduction in depreciation costs resulting from the favorable settlement of a sales and use tax matter. Absent the effect of these two items, depreciation and amortization decreased $2.8 million in 2007. On this basis, the decrease in depreciation and amortization is attributable to lower amortization of intangible assets from the adoption of FIN 48 as all of the intangible assets arising from the April 2005 acquisition of DST Health Solutions were written off on January 1, 2007, and lower amortization of purchased software used in the Company's data center as certain of these assets became fully amortized during 2007, partially offset by the inclusion of a full year of ASI property and equipment depreciation and purchase accounting amortization as compared to three months in 2006.

Income from operations

Financial Services income from operations was $304.0 million for the year ended December 31, 2008, an increase of $17.3 million as compared to 2007. The increase in Financial Services income from operations is attributable to reductions in deferred compensation liabilities of approximately $14.0 million (the effect of which is offset as an expense in Other income, net), higher earnings from mutual fund shareowner processing from higher accounts serviced, increased earnings from DST Health Solutions due to the recognition of $2.5 million of previously deferred professional services revenues, increased earnings from AWD related to higher software license fees and from the absence of $3.3 million and $4.3 million of charges incurred in 2007 associated with the partial termination of a non-qualified deferred compensation plan and merger integration costs related to the acquisition of Amisys Synertech, respectively, partially offset by decreases in data processing support revenues of approximately $5.0 million, lower international software license and professional service revenues, higher costs associated with international reductions in staffing levels, and higher compensation related costs associated with the accrual of contingent purchase consideration from business acquisitions. There was minimal impact on income from operations from changes in foreign currency exchange rates during 2008 as compared to 2007.

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

OUTPUT SOLUTIONS SEGMENT

Segment reporting change

In first quarter 2008, the Company changed the measurement of certain occupancy cost components of its Output Solutions Segment. The Output Solutions Segment leases its California, Connecticut and Missouri production facilities from the Investments and Other Segment. Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities. Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants. Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change. The Company's restated segment results for years ended December 31, 2008, 2007 and 2006 are included in the Results of Operations table above and in the narrative discussion below. The Investments and Other Segment continues to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments. The impact of this change increased Output Solutions income from operations by $7.6 million, $7.5 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, and correspondingly increased the Elimination Adjustments loss from operations by $7.6 million, $7.5 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Revenues

Output Solutions Segment total revenues were $1,065.4 million and $1,097.1 million for the years ended December 31, 2008 and 2007, respectively. Operating revenues decreased $26.9 million or 4.8% to $528.2 million for the year ended December 31, 2008 as compared to 2007. The decrease in operating revenues was primarily due to lower images produced and from a contract termination fee of $3.1 million recorded in 2007. Out-of-pocket revenues decreased $4.8 million or 0.9% to $537.2 million during the year ended December 31, 2008 as compared to 2007 principally from changes in client postage payment arrangements; however, that trend began to reverse itself later in 2008. In response to recent changes in postal regulations, Output Solutions has recently expanded its postal processing offerings. The new processes in many cases results in a mailed item arriving at its intended destination in a more timely manner. New capital equipment investments were made to support these processes.

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

Images produced were 13.6 billion, 17.0 billion and 15.5 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Images produced decreased 3.4 billion in 2008 as compared to 2007, principally from certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced. Images produced increased 1.5 billion in 2007 as compared to 2006, principally from higher processing volumes from telecommunication clients who bill on a daily cycle basis. The increase in 2007 volumes from telecommunication clients was negatively impacted in the latter half of 2007 when certain of these clients began to reduce transaction information included on invoices. The decrease in images produced experienced in 2008 is expected to continue for the first few quarters in 2009, but not to the extent experienced in 2008. If the amount of detail included in these billing statements declines in the future, this could reduce the number of pages included in a package mailed, which may adversely impact Output Solutions's revenues and profitability.

Items mailed were 2.3 billion during the years ended December 31, 2008 and 2007 and 2.2 billion during the year ended December 31, 2006. Items mailed are reflective of the number of our clients' underlying accounts/subscribers/customers who receive their communications via paper.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2008 decreased $26.2 million or 2.6%, as compared to 2007, to $989.8 million. Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $537.2 million during the year ended December 31, 2008, a decrease of $4.8 million as compared to 2007. The decrease is principally from changes in client postage payment arrangements. Excluding reimbursable operating expenses, costs and expenses decreased $21.4 million to $452.6 million during the year ended December 31, 2008 from lower leased equipment costs resulting from the implementation of owned digital print technologies, lower material costs resulting from lower processing volumes, partially offset by higher compensation and benefit related costs from increased restricted stock amortization from a 2008 grant.

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2007 decreased $91.3 million or 8.2% to $1,016.0 million as compared to 2006. Reimbursable operating expenses included in costs and expenses were $542.0 million during the year ended December 31, 2007, a decrease of $77.2 million as compared to 2006. The decrease is principally from lower postage expenses as certain clients are purchasing postage directly from the postal service in 2007 rather than have Output Solutions acquire postage on behalf of the client. Excluding reimbursable operating expenses, costs and expenses decreased $14.1 million to $474.0 million during the year ended December 31, 2007 from lower material and equipment costs and lower leased equipment costs resulting from the implementation of owned digital printing and inserting technologies, partially offset by higher personnel costs associated with the increased volumes and $0.8 million of costs related to partially terminating a deferred compensation plan in 2007.

Depreciation and amortization

Output Solutions Segment depreciation and amortization was $38.9 million, $42.3 million and $37.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 decrease of $3.4 million or 8.0% is attributable to higher levels of capital expenditures in years prior to 2008 and the Company's use of accelerated depreciation methods on printers and inserters, and from certain assets becoming fully depreciated, partially offset by depreciation on new equipment purchased to replace assets that were previously leased. The 2007 increase of $5.2 million or 14.0% is attributable to increased capital spending on owned digital printing and inserting equipment that replaced equipment that was historically leased, and from the timing of capital expenditures and the Company's use of accelerated depreciation methods.

Income from operations

Output Solutions Segment income from operations was $36.7 million for the year ended December 31, 2008, a decrease of $2.1 million as compared to 2007. Decreases in operating revenues from lower images produced and from a contract termination fee of $3.1 million recorded in 2007, were partially offset by lower costs and expenses from reduced material and leased equipment costs associated with reduced volumes and from the implementation of owned digital print technologies, and from lower depreciation and amortization expense.

Output Solutions Segment income from operations was $38.8 million for the year ended December 31, 2007, an increase of $28.1 million as compared to 2006. Contributing to the 2007 improvement were increased operating revenues from higher processing volumes and operating efficiencies realized from the implementation of owned proprietary digital printing and inserting technologies whereby the Segment was able to increase operating revenues during 2007 at a rate that exceeded underlying cost increases.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements and intersegment operating revenues, were $62.5 million, $63.5 million and $63.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $61.8 million, $63.1 million and $63.4 million during the years ended December 31, 2008, 2007 and 2006. The decrease in operating revenues during 2008, as compared to 2007, is attributable to lower rental activities principally related to the sale of certain real estate properties in 2007.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment. Investments and Other Segment costs and expenses increased $12.1 million in 2008 as compared to 2007 and decreased $11.2 million in 2007 as compared to 2006. Gains from the sale of properties of $1.2 million in 2008 and $12.4 million in 2007 were recorded as a reduction to costs and expenses. Absent these gains, costs and expenses increased $0.9 million during 2008 and $1.2 million during 2007 attributable to higher operating costs. Excluding the 2008 and 2007 property gains discussed above, costs and expenses were $41.8 million, $40.9 million and $39.7 million during the years ended December 31, 2008, 2007 and 2006.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $8.5 million, $9.1 million and $12.3 million during the years ended December 31, 2008, 2007 and 2006. Depreciation and amortization was lower during 2008 primarily due to the sale of properties in 2007. Depreciation and amortization was lower during 2007 primarily due to the sale of properties mentioned above and from impairment charges recorded in 2006.

Income from operations

Investments and Other Segment income from operations was $13.4 million, $25.9 million and $11.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 decrease was attributable to the absence of a $12.4 million gain from the sale of office buildings recorded in 2007 and higher operating costs, partially offset by a $1.2 million gain from the sale of real property in fourth quarter 2008 and from lower depreciation expense. The 2007 increase was attributable to a $12.4 million gain from the sale of office buildings during 2007 and lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company's primary source of liquidity has historically been cash provided by operations. During the years ended December 31, 2007 and 2006, the Company also realized the following significant cash flows from investing activities related to its investment in Asurion: 1) cash proceeds of $986.3 million from the Company's sale of the majority of its equity interest in Asurion on July 3, 2007; and 2) a $254.8 million dividend from Asurion in July 2006, of which $10.8 million has been classified as an operating cash flow and $244.0 million has been classified as an investing cash flow. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, stock repurchases, and payments on debt. During the years ended December 31, 2008, 2007 and 2006, the Company significantly expanded its share repurchase activities and expended $724.3 million, $558.5 million and $434.6 million, respectively, under the Company's commenced stock repurchase plans. Information on the Company's consolidated cash flows for the years ended December 31, 2008, 2007 and 2006 is presented in the Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

Cash flow from operating activities was $436.3 million, $51.9 million and $361.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in operating cash flows during 2008, as compared to 2007, is principally from lower income tax payments. During 2007, the Company paid approximately $362.8 million of income taxes related to the Asurion gain. The proceeds from the Asurion sale were included in investing activities, but the income tax payments on this transaction were required to be treated as an operating cash outflow. Also contributing to the increase in operating cash flows during 2008 were proceeds from the accounts receivable securitization program and decreases in accounts receivable, partially offset by decreases in accounts payable and accrued liabilities, accrued compensation and benefit liabilities and deferred revenue and gains. The decrease in operating cash flows during 2007, as compared to 2006, is primarily due to the payment of approximately $362.8 million of income taxes related to the Asurion gain as discussed above. The decrease during 2007 was partially offset by proceeds from the accounts receivable securitization program and increases in accrued compensation and benefit liabilities.

The Company had $78.7 million, $109.4 million and $60.6 million of cash at December 31, 2008, 2007 and 2006, respectively. Operating cash flow of $436.3 million in 2008 resulted principally from net income of $242.9 million and non-cash operating items included in the determination of net income, including depreciation and amortization expense of $125.3 million and equity in earnings of unconsolidated affiliates of $34.7 million. Significant working capital related adjustments to net income include the receipt of $60.0 million of proceeds from the sale of receivables under the Company's accounts receivable securitization program, decreases in accounts receivable of $40.4 million, decreases accounts payable and accrued liabilities of $35.2 million, decreases in accrued compensation and benefits of $15.4 million and decreases in deferred revenue and gains of $11.5 million.

Operating cash flow of $51.9 million in 2007 resulted principally from net income of $874.7 million and non-cash operating items included in the determination of net income, including the gain on sale of Asurion of $998.0 million, depreciation and amortization expense of $130.6 million and equity in earnings of unconsolidated affiliates of $62.6 million. As described above, operating cash flows for 2007 were negatively impacted by the income tax payment on the Asurion gain of approximately $362.8 million. Significant working capital related adjustments to net income included include the receipt of $70.0 million of proceeds from the sale of receivables under the Company's accounts receivable securitization program, increases in accrued compensation and benefits of $35.7 million and income taxes payable of approximately $48.1 million, offset by decreases accounts payable and accrued liabilities of approximately $55.1 million.

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

Software Development and Maintenance

The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The Company expended approximately $155.1 million, $156.2 million, and $157.6 million in 2008, 2007 and 2006, respectively, for software development and maintenance and enhancements to the Company's proprietary systems and software products, of which $20.4 million, $22.3 million and $22.8 million was capitalized and included in Investing Activities in 2008, 2007 and 2006, respectively.

Cash Management Service

The Company has a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds. All invested balances are returned to the full service mutual fund transfer agency client accounts the following business day. The Company had $209.3 million and $177.4 million of transfer agency investments and deposits at December 31, 2008 and 2007, respectively.

Investing Activities

Cash flows used in investing activities were $110.1 million during the year ended December 31, 2008, as compared to cash flows provided by investing activities of $865.6 million and $31.3 million for the years ended December 31, 2007 and 2006, respectively. The decrease in investing cash flows during 2008 is principally due to lower Asurion sale proceeds received in 2008 ($39.2 million) as compared to 2007 ($986.3 million). Also contributing to the decrease in investing cash flows during 2008 are higher capital expenditures, higher investments in / advances to unconsolidated affiliates (principally from a $34.5 million advance to an unconsolidated real estate joint venture), lower proceeds from the sale of properties, partially offset by lower net cash activities related to investments in securities. The increase in investing cash flows during 2007, as compared to 2006, is primarily due to $986.3 million of proceeds received on the sale of Asurion. Also contributing to the 2007 net increase in investing cash flows are proceeds from the sale of properties, principally an office building, of approximately $43.2 million, partially offset by higher net purchases of investments.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Financial Services Segment	$45.4	$49.5	$61.8
Output Solutions Segment	31.8	33.2	62.4
Investments and Other Segment	34.1	8.0	8.8

	$111.3	$90.7	$133.0

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

Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $20.4 million, $22.3 million and $22.8 million in 2008, 2007 and 2006, respectively. In addition, during 2008, 2007 and 2006, the Company purchased approximately $13.2 million, $26.1 million and $15.7 million, respectively, of electronic data processing equipment with secured promissory notes. Capital expenditures using promissory notes are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes, the Company's equipment credit facility, or draws from bank lines of credit, as required.

Investments

The Company purchased $127.8 million, $317.1 million and $56.5 million of investments in securities in 2008, 2007 and 2006, respectively. Investment purchases during 2007 included approximately $172.6 million of short-term investments that matured prior to year-end. Absent this short-term investment purchase, investment purchases were $144.5 million which were principally related to available-for-sale equity securities and private equity funds. The Company made investments in/advances to unconsolidated affiliates in the amount of $35.8 million (principally from a $34.5 million advance to an unconsolidated real estate joint venture) and $8.0 million during 2008 and 2006, respectively, and received proceeds from unconsolidated affiliates of $28.4 million in 2007. Included in the 2007 proceeds was the repayment of a loan originally made by the Company's captive insurance subsidiary to two of the Company's unconsolidated real-estate joint ventures. During 2008, 2007 and 2006, the Company received $134.3 million, $231.0 million and $114.3 million, respectively, from the sale of investments. The maturity of the short term investment, in the amount of approximately $172.6 million, is included in the proceeds from sale of investments for 2007. The remainder of the investment proceeds was principally from sale of available-for-sale securities. Gross realized gains of $42.3 million, $16.2 million and $20.6 million and gross realized losses of $10.2 million, $2.9 million and $2.2 million, were recorded in 2008, 2007 and 2006, respectively, from available-for-sale securities. In addition, the Company recorded unrealized losses on available for sale securities of $53.1 million, $10.7 million and $1.0 million related to other than temporary investment impairments for the years ended December 31, 2008, 2007 and 2006, respectively.

Business Acquisitions

On November 14, 2008, DST completed the acquisition of BlueDoor Technologies Pty Ltd ("BlueDoor"). The acquisition was accounted for as a purchase and the consideration paid for

BlueDoor on the acquisition date consisted of approximately $10.3 million of cash and 85,006 shares of DST common stock at an approximate value of $3.1 million. Included in the net assets acquired from BlueDoor was approximately $0.8 million of cash. There are provisions in the BlueDoor acquisition agreement that allow for additional consideration to be paid if license and service fee revenue targets are achieved and upon the completion of future service by the former owners of BlueDoor. As of December 31, 2008, the aggregate amount of contingent consideration that could be paid related to this business acquisition was approximately $17.3 million. Approximately $6.9 million of that amount would be due in 2010 while the remainder would be paid from 2010 through 2015.

On December 29, 2008, DST acquired the remaining 50% interest in an unconsolidated real estate joint venture, Broadway Realty Company, LLC ("BRC"). BRC owns an office building and parking garage in Kansas City, Missouri. DST accounted for its investment in BRC under the equity method of accounting prior to the acquisition date, but has consolidated this entity as of December 31, 2008. Cash consideration paid for the remaining 50% interest in BRC was approximately $13.3 million. Included in the net assets acquired from BRC was approximately $0.2 million of cash.

During 2007, the Company purchased two businesses in the Financial Services Segment for $14.9 million. The minimum aggregate purchase price of $14.9 million on the 2007 business acquisitions was paid in cash during third quarter 2007 and was funded with available cash balances and existing credit facilities. There are provisions in both business acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met. As of December 31, 2008, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $33.0 million. Approximately $24.0 million of that amount would be due in 2011 while the remainder would be paid from 2009 through 2011.

During 2006, the Company purchased ASI for $136.5 million, net of cash acquired. The purchase was funded with available cash balances and existing credit facilities.

Proceeds from the sale of Asurion

As discussed above, DST sold the majority of its equity interest in Asurion on July 3, 2007 and received cash proceeds of $986.3 million in 2007 and $39.2 million in 2008. DST recorded a pretax gain on the sale of approximately $998.0 million during 2007. The cash proceeds received during 2007 were primarily used to pay down debt and related facilities and to satisfy tax obligations associated with the sale.

Asurion Corporation Dividend

The Company received a $254.8 million cash dividend from Asurion in July 2006 which was bifurcated for statement of cash flows purposes between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

Proceeds from the sale of properties

The Company received approximately $14.2 million and $43.2 million from the sale of real estate properties during 2008 and 2007, respectively.

Financing Activities

Cash flows used in financing activities totaled $356.9 million, $868.7 million and $412.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash outflows from share repurchases in 2008 of $730.9 million were partially offset by $411.3 million of cash inflows from borrowings on revolving credit facilities and $114.0 million of net proceeds from the five-year real estate credit agreement (discussed below) completed in 2008. The increase in financing cash flows used during 2007, as compared to 2006, is due to higher share repurchases and higher payments on revolving credit facilities during 2007.

Common Stock Issuances and Repurchases

The Company received proceeds of $4.9 million, $112.3 million and $57.3 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, approximately 0.2 million options were exercised by DST employees, a decrease of approximately 2.6 million options as compared to 2007 due primarily to lower average DST share prices in 2008. During 2007, approximately 2.8 million options were exercised by DST employees, an increase of approximately 1.1 million options as compared to 2006.

Under the Company's stock repurchase plan, the Company expended $724.3 million for approximately 11.3 million shares, $558.5 million for approximately 7.1 million shares, and $434.6 million for approximately 7.3 million shares during the years ended December 31, 2008, 2007, and 2006, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company's stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $6.6 million, $61.4 million, and $24.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

On May 12, 2008, the Company's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. At December 31, 2008, there were approximately 0.5 million shares remaining to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. On February 20, 2009, DST's Board of Directors authorized an additional 2.0 million shares to be repurchased under its existing share repurchase plan, and extended the program for an additional two years (through December 31, 2011).

Debt Activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; and secured borrowings, including the September 2008 real estate credit agreement discussed below. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,435.3 million and $1,061.1 million of debt outstanding at December 31, 2008 and 2007, respectively, an increase of $374.2 million during 2008 and a decline of $380.1 million during 2007. The 2008 increase is principally from borrowings on revolving credit facilities and $114.0 million of net proceeds from the five-year real estate credit agreement (discussed below) completed during 2008. The 2007 decline is principally from the use of proceeds from the Asurion sale and proceeds from the accounts receivable securitization program to pay down debt facilities.

  Senior Convertible Debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15 until August 15, 2010 for the Series A debentures and until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. The put right for cash for the Series B debentures expired on August 20, 2008 and resulted in no significant debenture purchases by DST. For purchases of Series A debentures on August 15, 2010, the Company is required to pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

In August 2008, the Company announced that it will pay contingent interest for the period August 20, 2008 to February 14, 2009 in connection with Series B convertible senior debentures. The interest obligation arises because the average trading price of the Series B debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of such debentures. The amount of contingent interest equals 0.19% of the average trading price for the reference period, or $2.55 per $1,000 principal amount of such debentures. The interest payment date was February 17, 2009. Future contingent interest payments will be a function of future average trading prices of the debentures. At any time after August 20, 2008, DST has the right to redeem for cash all or part of the Series B convertible debentures, upon not less than 30 nor more than 60 days notice before the redemption date, for a price equal to the accreted principal amount of any Series B convertible debentures to be redeemed plus any accrued and unpaid cash interest through the redemption date.

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

Because the price of DST's common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarter ended December 31, 2007, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during first quarter 2008. As a result of the security holders' right to convert, and DST's stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as a current liability at December 31, 2007. Holders of the senior convertible debentures do not have the right to convert these bonds during the quarter ended March 31, 2009 because the stock price conversion feature was not achieved during the quarter ended December 31, 2008. As a result, DST classified the entire amount of the debentures as a non-current liability at December 31, 2008. During the years ended December 31, 2008 and 2007, DST settled approximately $0.1 million and $0.2 million, respectively, of conversions related to this feature being effective with cash for the principal and shares for any premium. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 Consolidated Statement of Income.

During fourth quarter 2008, the Company recorded a $10.8 million gain associated with the repurchase of a portion of the Company's senior convertible debentures at a discount to carrying value. The Company repurchased approximately $120 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures and repurchased approximately $8.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures. As of December 31, 2008, the outstanding amount of the Series A and Series B debentures were $531.4 million and $179.8 million, respectively.

  Syndicated Line of Credit Facility

The Company has a syndicated line of credit agreement that provides for a five-year revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the credit agreement are generally based on the offshore (LIBOR), Federal Funds, or prime rates, plus applicable margins of 0.625% to 1.125%. The revolving credit facility has a grid that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid may result in fluctuations in borrowing costs. An annual facility fee of 0.15% to 0.225% is also required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the credit facility is July 1, 2010. The Company was in compliance with all debt covenants at year-end. At December 31, 2008, the Company had $487.0 million outstanding under this syndicated line of credit agreement.

The syndicated line of credit agreement has been amended since it was originally executed in June 2005 to, among other things: (i) allow the Company to request an increase of up to $600 million in the aggregate revolving commitment; (ii) clarify that the Company is allowed to use cash and/or the Company's stock to settle both the principal and accrued interest portion of the Company's Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company's stock to settle any conversion premium payable upon any conversion of the Company's Series A and B convertible senior debentures; (iii) modify financial covenant requirements for the remaining term of the credit agreement; (iv) allow DST to repurchase its capital stock with proceeds from the Asurion distribution in 2006, from the Asurion sale in 2007 (not to exceed $600 million) and from the sale of real property (not to exceed $50.0 million); and (v) allow a one time addition of $150 million to the $50 million exclusion on real property liens.

  Equipment Credit Facility

The Company entered into a $50.0 million unsecured credit facility with a vendor in June 2008. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013. Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. At December 31, 2008, the Company had $10.3 million outstanding under this equipment credit facility.

  Real Estate Credit Agreement

On September 16, 2008, certain subsidiaries of DST entered into a real estate credit agreement with a syndicate of lenders. The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million. Upon closing of the facility in September 2008, $115.0 million was advanced to DST. The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets. The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST. Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20 year amortization schedule. Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed. Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The balance of the loan is due on September 16, 2013, the maturity date for the credit facility. At December 31, 2008, the Company had $114.5 million outstanding under this real estate credit agreement. In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this credit agreement at approximately 4.49% beginning January 2010.

  Secured Promissory Notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2008 under the real estate notes and equipment notes was $11.4 million and $1.7 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are generally fixed.

Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company.

  Loan from Unconsolidated Affiliate

The Company has a related party promissory note with Boston Financial Data Services, Inc. ("BFDS"). The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $75.0 million and $100.0 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recorded interest expense related to this loan of $4.1 million, $4.4 million and $1.9 million, respectively.

  Subsidiary Line of Credit Facilities

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2009. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2008. The Company had $2.0 million outstanding under this line of credit at December 31, 2007.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2008 and 2007, amounts borrowed under this loan were $0.3 million and $1.2 million, respectively. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million at December 31, 2008. There were no borrowings against this foreign revolving credit agreement at December 31, 2008. The Company has an unsecured revolving line of credit for $20.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus 0.675%. Interest is payable monthly. No amounts were drawn on this facility during 2008.

  Other Indebtedness

Other indebtedness of $23.9 million at December 31, 2008 is comprised of debt obligations that the Company assumed in connection with the acquisition of ASI. The indebtedness is payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date for the largest item of the assumed indebtedness is October 2016.

Accounts Receivable Securitization Program

On May 24, 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. The program was renewed on May 22, 2008. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and

DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 21, 2009 unless otherwise extended in accordance with the program agreements.

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

At December 31, 2008 and 2007, the total outstanding undivided interest in the receivables held by the conduit was $130.0 million and $70.0 million, respectively. Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $1,789.9 million and $1,097.6 million during the year ended December 31, 2008 and from May 24, 2007 (inception date) through December 31, 2007, respectively. A $32.0 million and $17.4 million retained interest in the receivables partially sold is included in accounts receivable on the Consolidated Balance Sheet at December 31, 2008 and 2007, respectively. The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the year ended December 31, 2008 and from the inception date of the securitization program through December 31, 2007.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$1,435.3	$89.9	$1,042.9	$291.6	$10.9
Operating lease obligations	34.5	6.6	10.0	6.4	11.5
Software license agreements	27.6	18.5	7.2	1.6	0.3
Income tax uncertainties	61.7	14.9	46.8
Private equity fund capital commitments	171.9	48.9	59.9	58.2	4.9
Other	22.6	10.8	11.8

	$1,753.6	$189.6	$1,178.6	$357.8	$27.6

Interest obligations on the Company's secured promissory notes, senior convertible debentures and revolving credit facilities are not included in the table above. Related to the secured promissory notes

(both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39%. The Series A ($531.4 million principal) and Series B ($179.8 million principal) debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Borrowings under the credit agreement are available at rates based on the offshore (LIBOR), Federal Funds or prime rates, plus an applicable margin ranging from 0.625% to 1.125%. An annual facility fee of 0.15% to 0.225% is also required on the credit agreement.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

The Company is a limited partner in various private equity funds. At December 31, 2008 and 2007, the carrying value of these investments was approximately $63.1 million and $32.7 million, respectively. The Company has future capital commitments related to these private equity fund investments in the amount of $171.9 million. Although the exact timing of these investment contributions is uncertain, the Company has estimated the potential timing of these contributions in the table above based on information provided by the investment advisors.

The Company has income tax uncertainties in the amount of $66.7 million at December 31, 2008. Approximately $46.8 million of these obligations are classified as non-current on the Company's Consolidated Balance Sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters could be resolved in two to three years as reflected on the table above, however, the ultimate timing of resolution is uncertain. The remaining amount of income tax uncertainties at December 31, 2008, in the amount of $19.9 million was classified as a current liability in the Company's Consolidated Balance Sheet. The total amount of income tax uncertainties in the table above is approximately $5.0 million less than the amount recorded at December 31, 2008 because of estimated favorable adjustments resulting from finalizing an IRS examination in February 2009 related to the tax years ended December 31, 2002 through 2005.

Company's Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's bank and revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months.

Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments. On July 1, 2010, the Company's $600.0 million syndicated line of credit facility matures. At December 31, 2008, the Company had approximately $487.0 million outstanding under this facility. In addition, the Company's Series A convertible debentures can be "put" to the Company at par for cash for a 10-day period beginning August 15, 2010. The Company believes that there is a probability that a holder of the Series A convertible bonds will exercise the "put" when the Company's common stock share price is below $48.90. Even if the Company's share price exceeds $48.90, a holder of the Series A convertible debentures may choose to exercise the cash put option. Adverse economic conditions could impair the Company's ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A convertible debentures if "put" to the Company in August 2010. The Company had $531.4 million of Series A senior convertible debentures outstanding at December 31, 2008. The Company is developing refinancing alternatives to potentially replace its existing facilities and fund any convertible debenture settlements that may be entered during the next twelve months. Based on current market conditions, interest rates on replacement debt facilities may be 4% to 7% higher than existing interest rates on the Company's currently placed debt which could result in $40 million to $70 million of additional interest expense.

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

The Company's unconsolidated affiliates had a carrying value of $358.1 million and $320.9 million at December 31, 2008 and 2007, respectively. The Company recognized operating revenues from these unconsolidated affiliates of $195.2 million, $187.2 million and $162.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. The Company paid these unconsolidated affiliates $11.3 million, $10.9 million and $9.7 million in 2008, 2007 and 2006, respectively, for products, services and leases. At December 31, 2008 and 2007, the Company's unconsolidated affiliates owed the Company $71.2 million and $30.5 million, respectively, including approximately $37.9 million and $3.8 million of a secured commercial mortgage loan receivable at December 31, 2008 and 2007, respectively, and $11.4 million and $6.2 million of advances at December 31, 2008 and 2007, respectively. Excluding activity related to the BFDS promissory note, net advances to unconsolidated affiliates were $43.6 million during 2008 and net repayments from these unconsolidated affiliates were $36.8 million and $8.2 million during 2007 and 2006, respectively. Net proceeds from unconsolidated affiliates were $9.6 million during 2008 and net investments in unconsolidated affiliates were $8.5 million and $15.0 million during 2007 and 2006, respectively. Excluding amounts owed under the BFDS promissory note, the Company owed $0.3 million and $1.0 million to unconsolidated affiliates at December 31, 2008 and 2007, respectively.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2008, total borrowings on the loan were $28.3 million and the Company's guarantee totaled $1.0 million.

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

At December 31, 2008 and 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

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

Comprehensive income (loss)

The Company's comprehensive income (loss) totaled $(218.5) million, $1,006.4 million and $430.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Comprehensive income (loss) consists of net income of $242.9 million, $874.7 million and $272.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and other comprehensive loss of $461.4 million in 2008 and other comprehensive income of $131.7 million and $157.2 million in 2007 and 2006, respectively. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, the Company's proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company's net unrealized gains and losses on available-for-sale securities results primarily from changes in market value of the Company's investments in approximately 10.6 million shares of State Street common stock, approximately 29.6 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2008, these three investments had an aggregate pre-tax unrealized gain of approximately $328.2 million. One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $72.8 million, $13.8 million and $17.0 million at December 31, 2008, 2007 and 2006, respectively. DST's 50% proportionate share of this interest rate swap liability was $36.4 million, $6.9 million and $8.5 million at December 31, 2008, 2007 and 2006, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $6.8 million, $6.9 million and $8.5 million recorded at December 31, 2008, 2007 and 2006, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income (loss) are $(77.6) million, $31.2 million and $21.7 million in 2008, 2007 and 2006, respectively.

Other than temporary impairments

At December 31, 2008, the Company's available-for-sale securities had gross unrealized holding losses of $15.5 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2008 are other than temporary.

The Company recorded unrealized losses on available for sale securities of $53.1 million, $10.7 million and $1.0 million during the years ended December 31, 2008, 2007 and 2006, respectively, which the Company believed were other than temporary. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2008 and 2007, the Company recorded $20.8 million and $1.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2008 was approximately $751.3 million. The impact of a 10% change in fair value of these investments would be approximately $45.9 million to comprehensive income. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in transfer agency customer bank accounts on which the Company is the agent. The balances maintained in the bank accounts are subject to fluctuation. At December 31, 2008, the Company and its joint ventures had approximately $1.6 billion of cash balances maintained in such accounts, of which $1.4 billion are maintained at the joint ventures. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.2 million of net income (loss).

At December 31, 2008, the Company had $1.4 billion of debt, of which $687.2 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). As discussed above in comprehensive income (loss), the amount recorded related to the Company's proportional share of unconsolidated affiliates' interest rate swap was a loss of $6.8 million. The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2008, the Company's international subsidiaries had approximately $200.7 million in total assets and for the year ended December 31, 2008, these international subsidiaries produced approximately $6.4 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $20.1 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.6 million.

The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at year-end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the year. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

Kansas City, Missouri
February 23, 2009

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$78.7	$109.4
Transfer agency investments	209.3	177.4
Accounts receivable (includes related party receivables of $21.9 and $20.5)	198.2	298.0
Deferred income taxes	30.0	30.7
Other assets	40.2	123.5

	556.4	739.0
Investments	1,220.8	1,940.3
Properties	512.3	494.1
Goodwill	118.7	117.9
Intangible assets	31.2	34.5
Other assets	70.0	70.1

Total assets	$2,509.4	$3,395.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$89.9	$963.9
Transfer agency deposits	209.3	177.4
Accounts payable	51.2	69.8
Accrued compensation and benefits	111.7	127.3
Deferred revenues and gains	59.5	69.7
Other liabilities	94.3	118.1
Income taxes payable	36.3

	652.2	1,526.2
Long-term debt	1,345.4	97.2
Income taxes payable	46.8	100.0
Deferred income taxes	174.8	452.8
Other liabilities	52.0	60.6

Total liabilities	2,271.2	2,236.8

Commitments and contingencies (Note 15)

Stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	154.2	142.1
Retained earnings	2,566.4	2,328.9
Treasury stock, at cost	(2,688.8)	(1,979.7)
Accumulated other comprehensive income	205.4	666.8

Total stockholders' equity	238.2	1,159.1

Total liabilities and stockholders' equity	$2,509.4	$3,395.9

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$1,675.5	$1,695.4	$1,556.2
Out-of-pocket reimbursements	609.9	607.1	679.6

Total revenues (includes related party revenues of $195.2, $187.2 and $162.2)	2,285.4	2,302.5	2,235.8
Costs and expenses	1,813.6	1,828.0	1,800.6
Depreciation and amortization	125.3	130.6	129.9

Income from operations	346.5	343.9	305.3
Interest expense	(55.4)	(60.3)	(77.3)
Other income (expense), net	(15.5)	45.0	50.0
Gain on sale of Asurion and lock/line		998.0	52.8
Equity in earnings of unconsolidated affiliates	34.7	62.6	47.7

Income before income taxes	310.3	1,389.2	378.5
Income taxes	67.4	514.5	105.6

Net income	$242.9	$874.7	$272.9

Average common shares outstanding	51.0	60.8	66.1
Average diluted shares outstanding	56.7	70.7	72.1
Basic earnings per share	$4.76	$14.38	$4.13
Diluted earnings per share	$4.28	$12.35	$3.78

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Stockholders' Equity

(in millions)

	Common Stock
								Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Unearned Compensation		Treasury Stock		Total Stockholders' Equity
December 31, 2005	71.7	$1.0	$209.8	$1,162.0		$(106.8)	$(1,148.2)	$377.9	$495.7
Comprehensive income:
Net income				272.9
Other comprehensive income								157.2
Comprehensive income									430.1
Reclassification upon adoption of SFAS123R			(106.8)			106.8
Issuance of restricted stock, net of forfeitures			1.7				(1.7)
Amortization of share based compensation.			25.0						25.0
Issuance of common stock	1.7		(9.1)				90.0		80.9
Repurchase of common stock	(7.7)						(459.4)		(459.4)

December 31, 2006	65.7	1.0	120.6	1,434.9			(1,519.3)	535.1	572.3
Adoption of FIN 48				19.3					19.3
Comprehensive income:
Net income				874.7
Other comprehensive income								131.7
Comprehensive income									1,006.4
Issuance of restricted stock, net of forfeitures			(6.5)				6.5
Amortization of share based compensation.			27.8						27.8
Issuance of common stock	3.0		0.2				153.0		153.2
Repurchase of common stock	(7.9)						(619.9)		(619.9)

December 31, 2007	60.8	1.0	142.1	2,328.9			(1,979.7)	666.8	1,159.1
Comprehensive income:
Net income				242.9
Other comprehensive income								(461.4)
Comprehensive income									(218.5)
Issuance of restricted stock, net of forfeitures			(5.5)				5.5
Amortization of share based compensation.			32.7						32.7
Issuance of common stock	0.3		(15.1)				16.2		1.1
Repurchase of common stock	(11.4)						(730.8)		(730.8)
Other				(5.4)					(5.4)

December 31, 2008	49.7	$1.0	$154.2	$2,566.4	$		$(2,688.8)	$205.4	$238.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows-operating activities:
Net income	$242.9	$874.7	$272.9

Depreciation and amortization	125.3	130.6	129.9
Net (gains) losses on investments	45.7	(2.9)	(14.5)
Gain on sale of business and properties	(1.3)	(13.5)	(53.6)
Gain on sale of Asurion		(998.0)
Gain on extinguishment of senior convertible debentures	(10.8)
Amortization of share based compensation	32.7	27.8	25.0
Amortization of debt issuance costs	0.3	0.3	13.1
Equity in earnings of unconsolidated affiliates	(34.7)	(62.6)	(47.7)
Cash dividends from unconsolidated affiliates			36.0
Deferred income taxes	(21.3)	(0.3)	(2.3)
Changes in accounts receivable	40.4	1.9	35.1
Net proceeds from accounts receivable securitization	60.0	70.0
Changes in other assets	17.7	0.9	9.1
Changes in transfer agency investments	(31.9)	(51.8)	(32.2)
Changes in transfer agency deposits	31.9	51.8	32.2
Changes in accounts payable and accrued liabilities	(35.2)	(55.1)	(33.3)
Changes in income taxes payable	3.7	48.1	(12.1)
Changes in deferred revenues and gains	(11.5)	(2.4)	(6.8)
Changes in accrued compensation and benefits	(15.4)	35.7	4.5
Other, net	(2.2)	(3.3)	6.3

Total adjustments to net income	193.4	(822.8)	88.7

Net	436.3	51.9	361.6

Cash flows-investing activities:
Capital expenditures	(111.3)	(90.7)	(133.0)
Investments in securities	(127.8)	(317.1)	(56.5)
Proceeds from (investments in and advances to) unconsolidated affiliates	(35.8)	28.4	(8.0)
Proceeds from sale of investments	134.3	231.0	114.3
Proceeds from sale of properties	14.2	43.2	8.3
Acquisition of businesses, net of cash acquired	(22.9)	(15.5)	(137.8)
Cash dividend from Asurion			244.0
Proceeds from sale of Asurion	39.2	986.3

Net	(110.1)	865.6	31.3

Cash flows-financing activities:
Proceeds from issuance of common stock	4.9	112.3	57.3
Principal payments on debt	(39.8)	(24.9)	(36.0)
Repurchases of senior convertible debentures	(117.7)
Proceeds from real estate credit agreement	114.0
Net borrowings (repayments) on revolving credit facilities	411.3	(363.6)	15.4
Common stock repurchased	(730.9)	(619.9)	(459.4)
Excess tax benefits from share based compensation	1.3	27.4	10.2

Net	(356.9)	(868.7)	(412.5)

Net increase (decrease) in cash and cash equivalents	(30.7)	48.8	(19.6)
Cash and cash equivalents, beginning of year	109.4	60.6	80.2

Cash and cash equivalents, end of year	$78.7	$109.4	$60.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and computer software services and products to the financial services industry (primarily mutual funds and investment managers), telecommunications, video and utilities industries, the healthcare industry and other service industries.

The Company's operating business units offer sophisticated information processing and software services and products. These business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity funds, and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company's Segments follows:

Financial Services

The Company's Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, real estate partnerships, third party administrators and medical practice groups. The Company's proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to healthcare payers, third party administrators and medical practice groups.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom ("U.K."), Canada, Europe, Australia, India, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions. The Segment also provides customized statement and bill production, marketing and personalization services, postal optimization, and electronic presentment, payment and distribution solutions.

The Output Solutions Segment conducts its operations from five operating centers facilities located throughout North America and the U.K. DST Output is among the largest First-Class mailers in the U.S and is one of the largest users of continuous, high-speed, full-color inkjet printing systems.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in equity securities with a market value of approximately $710.3 million at December 31, 2008, including approximately 10.6 million shares of State Street Corporation ("State Street"), 29.6 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.1 million, $163.4 million and $21.9 million respectively, based on closing exchange values at December 31, 2008.

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2006 and 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Revised FASB Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" requires the consolidation of certain types of entities in which one company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as joint ventures, lease agreements, loan arrangements, guarantees or service contracts.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. In June

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

2008, one of the real estate joint ventures entered into financing arrangements with the Company's wholly-owned captive insurance company, which loaned $34.5 million at variable rates of interest, secured by real estate and maturing on December 31, 2012. The other real estate joint venture partner guaranteed 60% of the loan balance. A company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analyses of its real estate joint ventures indicate that certain of the real estate joint ventures are variable interest entities; however, the real estate joint ventures do not need to be consolidated because the Company is not the primary beneficiary. The Company has not provided certain financial disclosures regarding the real estate variable interest entities where DST is not the primary beneficiary, due to the immaterial amounts involved.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has the following significant operating joint ventures; Boston Financial Data Services, Inc. ("BFDS"); IFDS (includes International Financial Data Services, U.K. ("IFDS U.K."), International Financial Data Services, Canada ("IFDS Canada"); and Argus Health Systems, Inc. ("Argus"). Each of these operating joint ventures was formed prior to February 1, 2003. The Company's FIN 46R analyses of these operating joint ventures indicate that none qualifies as a variable interest entity in accordance with the operating joint venture exception in FIN 46R. Accordingly, the Company accounts for the operating results of these operating joint ventures using the equity method of accounting.

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

The Company recognizes revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

or determinable; and 4) collectability is reasonably assured. If there is a customer acceptance provision in a contract or if there is uncertainty about customer acceptance, the associated revenue is deferred until the Company has evidence of customer acceptance.

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

The Company licenses its asset management products and its AWD product generally to non-mutual fund customers and international customers, its healthcare payer software solutions to domestic customers. Software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services.

The Company recognizes revenues for maintenance services ratably over the contract term, after collectability has been assured.

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

The Company capitalized $20.4 million, $22.3 million and $22.8 million of costs related to the development of internal use software and systems to be sold or licensed to third parties for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to capitalized development costs totaled $21.1 million, $25.5 million and $24.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating costs include software development costs, some of which are non-capitalizable, as well as maintenance costs relating to internal proprietary systems and systems to be sold or licensed to third parties of approximately $134.7 million, $133.9 million and $134.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Property and equipment

Property and equipment are recorded at cost with major additions and improvements capitalized. Cost includes the amount of interest cost associated with significant capital additions. Depreciation of buildings is recorded using the straight-line method over 30 to 40 years. Data processing equipment, furniture, fixtures and other equipment are depreciated using accelerated methods over the estimated useful lives, principally three to five years. Data processing software is depreciated using the straight-line method over the estimated useful lives, generally three to five years. The Company depreciates large printing and inserting equipment used by the Output Solutions Segment using accelerated methods over a five to seven year life. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or life of the improvements. The Company reviews, on a quarterly basis, its property and equipment for possible impairment.

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

From time to time, the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with FIN 48 and SFAS No. 109. Prior to the adoption of FIN 48 on January 1, 2007, the Company classified all income tax uncertainties as current liabilities. Upon adoption of FIN 48, the Company reclassified income tax uncertainties that are estimated to take more than 12 months to resolve as non-current.

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at period end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the period. Translation adjustments are recorded in stockholders' equity and was a cumulative loss of $27.9 million at December 31, 2008 and a cumulative gain of $48.5 million at December 31, 2007. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures (see Note 9) that if converted in the future would have a potentially dilutive effect on the Company's stock. As of December 31, 2008, the Series A debentures are convertible into 10.8 million shares of common stock and the Series B debentures are convertible into 3.7 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Under EITF Topic 04-08, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share" ("EITF 04-08") a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Related to the Company's convertible debenture issuance as described earlier, the impact of EITF 04-08 to the Company is that the calculation of diluted earnings per share would begin to include an incremental amount of shares assumed to be

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

issued for the conversion spread if the Company's stock price at the end of a quarter exceeds $49.08 per share.

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

Comprehensive income

The Company's comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company's proportional share of unconsolidated affiliate's interest rate swap (except the loss is limited by the carrying value of the investment) and foreign currency translation adjustments and are presented in the Consolidated Statement of Changes in Stockholders' Equity.

Stock-based compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For restricted stock awards granted, the Company expenses the grant date fair value of these awards using the straight-line method over the service period.

New Accounting Standards

Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. This FSP shall be applied retrospectively to all periods presented. DST currently believes that the adoption of this standard may have a negative impact on earnings per share for historical periods prior to March 31, 2006, but is not expected to have a significant impact on the Company's earnings per share prospectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Earnings Per Share—Participating Securities

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities. Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards will now need to be included in the calculation of basic EPS using the two-class method, a change that will likely reduce both basic and diluted EPS. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. This FSP shall be applied retrospectively to all periods presented. Because DST's restricted stock awards allow holders the right to receive cash dividends, if any, DST may have to treat these awards as participating securities which could result in an additional dilutive impact to both basic and diluted EPS. Unvested restricted shares were 2.6 million at December 31, 2008. DST believes that the adoption of this standard will have a negative impact on basic and diluted earnings per share.

Earnings Per Share Proposed Accounting Standard

The FASB previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, "Earnings per Share" ("SFAS 128"), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed. The final standard has yet to be issued. Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share under the revised SFAS 128 "if converted" method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 14.5 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $711.2 million of convertible debentures outstanding at December 31, 2008 would be converted to equity. The revised SFAS 128 exposure draft also contains other EPS computational changes (i.e., treasury stock method considerations) that may have an effect on the Company's diluted earnings per share calculation. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting standard.

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

3. Significant Business Transactions

Acquisition of BlueDoor Technologies

On November 14, 2008, DST completed the acquisition of BlueDoor Technologies Pty Ltd ("BlueDoor"), a private company that provides software solutions for participant accounting for the funds management and retirement savings ("superannuation") markets in Australia. The acquisition was accounted for as a purchase and the consideration paid for BlueDoor on the acquisition date consisted of approximately $10.3 million of cash and 85,006 shares of DST common stock at an approximate value of $3.1 million. The acquisition of BlueDoor did not have a material impact on the Financial Services Segment or consolidated financial results of DST during the year ended December 31, 2008. DST believes the expansion of its software solution offerings will provide broader product offerings to existing and new customers.

There are provisions in the BlueDoor acquisition agreement that allow for additional consideration to be paid if license and service fee revenue targets are achieved and upon the completion of future service by the former owners of BlueDoor. As of December 31, 2008, the aggregate amount of contingent consideration that could be paid related to this business acquisition was approximately $17.3 million. Approximately $6.9 million of that amount would be due in 2010 while the remainder would be paid from 2010 through 2015. DST has preliminarily allocated the total purchase price for BlueDoor to the fair values of assets acquired and liabilities assumed at the date of the acquisition. The initial $13.4 million purchase price allocation resulted in approximately $10.3 million of proprietary software $0.7 million of customer relationship intangible assets, $1.8 million of goodwill, and $0.6 million of net assets. The software and customer relationship intangible assets will be amortized over a period ranging from 5-8 years.

Acquisition of remaining interest in an unconsolidated real estate joint venture

On December 29, 2008, DST acquired the remaining 50% interest in an unconsolidated real estate joint venture, Broadway Realty Company, LLC ("BRC"). BRC owns an office building and parking garage in Kansas City, Missouri. DST accounted for its investment in BRC under the equity method of accounting prior to the acquisition date, but has consolidated this entity as of December 31, 2008. Cash consideration paid for the remaining 50% interest in BRC was approximately $13.3 million. DST has preliminarily allocated the purchase price to the fair value of BRC's net assets, which resulted in the purchase price being allocated primarily to the value of BRC's real estate assets. No amount of the purchase price for BRC was allocated to intangible assets or goodwill.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

Acquisition of TASS, LLC and Mosiki, LLC

During 2007, DST acquired two businesses for an aggregate of $14.9 million. TASS, LLC ("TASS"), provides mutual fund shareowner subaccounting services on a full service basis to the broker/dealer industry. TASS uses the subaccounting platform of TA2000, DST's proprietary mutual fund shareowner accounting and recordkeeping system, to perform these services for its customers. Mosiki, LLC ("Mosiki"), provides professional consulting services and solutions to investment management software customers. TASS and Mosiki are both included in the Financial Services Segment. The acquisition of TASS and Mosiki did not have a material impact on the consolidated financial results of DST during the year ended December 31, 2007. DST believes the expansion of its mutual fund and investment management software offerings will provide broader product offerings to existing and new customers.

Both acquisitions were accounted for as a purchase and the results of TASS and Mosiki are included in DST's consolidated financial statements beginning July 31, 2007 and August 9, 2007, respectively. The minimum aggregate purchase price was $14.9 million and $2.3 million of net liabilities were assumed. The purchase price was paid in cash at closing and was funded with available cash balances and existing credit facilities. There are provisions in both acquisition agreements that allow for additional consideration to be paid if certain operating performance measures are met, including revenue, operating income and number of subaccounts processed on the subaccounting platform of TA2000, as these operating performance measures are described in the acquisition agreements. During the year ended December 31, 2008, approximately $1.0 million of contingent consideration was paid related to these acquisitions. As of December 31, 2008, the aggregate amount of contingent consideration that could be paid related to these business acquisitions was approximately $33.0 million. Approximately $24.0 million of that amount would be due in 2011 while the remainder would be paid from 2009 through 2011. DST has preliminarily allocated the total purchase prices for these businesses to the fair values of assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation resulted in approximately $8.9 million of customer relationship intangible assets, $2.8 million of other intangible assets related to proprietary software, tradenames, and non-compete agreements, $5.5 million of goodwill, and $2.3 million of net liabilities assumed. The intangible assets will be amortized over a period ranging from 3-15 years.

Acquisition of Amisys Synertech, Inc.

Amisys Synertech, Inc. ("ASI") was acquired on October 2, 2006 by DST Health Solutions, Inc., which now operates the combined businesses under the name DST Health Solutions, LLC. Amisys Synertech provides enterprise software solutions, business process outsourcing and benefit administration solutions to health plans, insurance companies and benefit administrators. DST believes that combining its existing DST Health Solutions business with ASI will enable it to provide broader solution and service offerings to existing and new customers. In addition, DST believes the combined DST Health Solutions business complements other Financial Services Segment businesses that process high volumes of transactions using proprietary software systems and creates opportunities to further leverage DST's AWD and Output Solutions products and services and DST's existing data centers.

DSTHS paid approximately $136.5 million (net of cash acquired) for ASI and the transaction was accounted for as a purchase. The purchase price was funded with available cash balances and existing credit facilities. The acquisition of ASI was immaterial to the 2006 consolidated financial results of DST.

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

Asurion Transactions

  Merger of lock\line and Asurion Corporation

On January 1, 2006, the Company completed a transaction to merge its DST lock\line, Inc. subsidiary ("lock\line") into a wholly-owned subsidiary of Asurion Corporation ("Asurion"). The merger was structured as a tax-free reorganization and resulted in the Company acquiring a 37.4% ownership interest in Asurion. For financial accounting purposes, the Company treated the merger as both a sale of lock\line and a corresponding purchase of a 37.4% interest in Asurion. For financial accounting purposes, the sale portion of the transaction resulted in a net pre-tax gain of $52.8 million which has been included in gain on sale of business (lock\line) in DST's 2006 Consolidated Statement of Income. Asurion is a global provider of enhanced services and specialty insurance products to the wireless industry.

  Asurion Corporation Dividend

DST received a $254.8 million cash dividend from Asurion in July 2006. The payment was part of a debt-financed dividend made by Asurion to all of its shareholders. Under the equity method of accounting, the dividend was not treated as book income to DST. Instead, the carrying value of DST's investment in Asurion was reduced by the amount of the dividend. In the 2006 Consolidated Statement of Cash Flows, the Company bifurcated the dividend between operating activities (return on investment) of $10.8 million and investing activities (return of investment) of $244.0 million.

For income tax purposes, the dividend exceeded Asurion's current and accumulated earnings and profits. As a consequence, only a portion of the total amount constituted a dividend for federal income tax purposes. The dividend portion qualified for the 80% dividends received deduction and, as a

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

consequence, that portion was taxed at an effective tax rate of 7% for federal income tax purposes, which is substantially less than the Federal statutory rate of 35%, thereby reducing DST's annual effective tax rate. The amount in excess of Asurion's current and accumulated earnings and profits reduced DST's tax basis in Asurion and the amount in excess of basis was reported as gain from the sale of a capital asset. The portion qualifying for the dividends received deduction reduced DST's effective annual tax rate for the year ended December 31, 2006 by approximately $15.7 million, yielding an equivalent net income benefit for the year ended December 31, 2006.

  Gain on Sale of Asurion

On July 3, 2007, the Board of Directors of Asurion consummated a transaction whereby certain private equity firms acquired a significant stake in Asurion. In connection with the sale, DST received cash proceeds of $986.3 million and receivables of approximately $39.2 million that were collected in June 2008, and DST's equity interest in Asurion has been reduced from 37.4% to approximately 6%. Effective with the closing of the transaction, DST accounts for its investment in Asurion under the cost basis of accounting and no longer records equity in earnings of Asurion. At December 31, 2008 and 2007, DST's net investment in Asurion was $3.1 million. The sale of Asurion resulted in DST recording a $998.0 million pretax gain during the year ended December 31, 2007. A majority of the cash proceeds received in connection with this transaction were used to pay down the Company's debt and related facilities and to satisfy income tax obligations associated with the sale.

4. Other Balance Sheet Captions

Included in other current assets are the following items (in millions):

	December 31,
	2008		2007
Income tax recoverable	$		$29.8
Prepaid expenses		16.5	29.6
Inventories		14.1	16.0
Other		9.6	8.9
Receivable from Asurion			39.2

Total		$40.2	$123.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments

Investments are as follows (in millions):

		Carrying Value December 31,
	2008 Ownership Percentage
		2008	2007
Available-for-sale securities:
State Street Corporation	2%	$416.1	$918.4
Computershare Ltd	5%	163.4	256.0
Euronet Worldwide, Inc.	4%	21.9	56.5
Other available-for-sale securities		149.9	279.2

		751.3	1,510.1

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	167.4	151.0
International Financial Data Services, U.K.	50%	50.3	57.3
International Financial Data Services, Canada	50%	24.3	24.4
Argus Health Systems	50%	16.8	16.1
Unconsolidated Real Estate affiliates		89.5	62.3
Other unconsolidated affiliates		9.8	9.8

		358.1	320.9

Other:
Trading securities		34.2	51.3
Held-to-maturity		3.0	3.7
Investments, at cost		74.2	54.3

		111.4	109.3

Total investments		$1,220.8	$1,940.3

State Street Corporation ("State Street") is a financial services corporation that provides services to institutional investors. State Street's range of financial services includes banking, trust, global custody, research, investment management, trading services and investment servicing. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $10.6 million, $9.9 million and $9.0 million in dividends from State Street during the years ended December 31, 2008, 2007 and 2006, respectively, which have been recorded in other income.

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

Euronet Worldwide, Inc. ("Euronet") is a leading provider of secure electronic financial transaction solutions. Euronet provides outsourcing and consulting services, integrated electronic funds transfer software, network gateways and electronic top-up services to financial institutions, mobile operators and

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

retailers, as well as electronic consumer money transfers and bill payment services. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ at the respective year end.

The Company is a limited partner in various private equity funds. At December 31, 2008 and 2007, the Company's carrying value of these private equity fund investments was approximately $63.1 million and $32.7 million, respectively. At December 31, 2008, the Company had future capital commitments related to these private equity fund investments of approximately $171.9 million.

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2008	2007
Book cost basis	$394.2	$466.3
Gross unrealized gains	386.7	1,033.5
Gross unrealized losses	(15.7)	(10.1)
Unrealized gain (loss) from changes in foreign currency exchange rates	(13.9)	20.4

Market value	$751.3	$1,510.1

During 2008, 2007 and 2006, the Company received $119.5 million, $58.4 million and $114.3 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $42.3 million, $16.2 million and $20.6 million and gross realized losses of $10.2 million, $2.9 million and $2.2 million, were recorded in 2008, 2007 and 2006, respectively, from available-for-sale securities. In addition, the Company recorded unrealized losses on available for sale securities of $53.1 million, $10.7 million and $1.0 million related to other than temporary investment impairments for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2008 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$90.9	$15.5	$0.8	$0.2	$91.7	$15.7

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company's financial position.

The Company recognized $53.1 million, $10.7 million and $1.0 million of investment impairments for the years ended December 31, 2008, 2007 and 2006, respectively, which the Company believed were other than temporary. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2008 and 2007, the Company recorded $20.8 million and

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

$1.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Boston Financial Data Services ("BFDS") is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing and custodial capabilities of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contributions plans using the Company's TRAC system and provides non-traded REIT participant accounting services. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2008.

IFDS U.K. is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full, remote and shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2008 is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. IFDS U.K. and one of its affiliates also have a non-controlling investment interest in Cofunds.

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

Pershing Road Development Company, LLC is a limited special purpose real estate joint venture of the Company and an undisclosed third party. The real estate joint venture was formed to develop and lease approximately 1.1 million square feet of office space for the U.S. government. This entity is included with other unconsolidated affiliates (primarily real-estate joint ventures) in other in the table below.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2008	2007	2006
BFDS	$16.4	$30.9	$26.7
IFDS U.K.	10.6	13.5	8.7
IFDS Canada	5.8	2.3	4.1
Argus	0.7	2.3	4.7
Asurion		21.9	8.0
Other	1.2	(8.3)	(4.5)

	$34.7	$62.6	$47.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Revenues	$1,043.9	$1,703.3	$2,170.0
Costs and expenses	975.4	1,554.2	2,059.7
Net income	68.5	149.1	110.3
Current assets	1,320.7	819.2	1,346.9
Noncurrent assets	744.2	895.6	1,281.3
Current liabilities	1,027.5	619.7	1,011.7
Noncurrent liabilities	450.2	446.9	1,422.1
Partners' and stockholders' equity	587.2	648.2	194.4

The Company's unconsolidated affiliates had a carrying value of $358.1 million and $320.9 million at December 31, 2008 and 2007, respectively. The Company recognized revenues from these unconsolidated affiliates of $195.2 million, $187.2 million and $162.2 million in 2008, 2007 and 2006, respectively. The Company paid these unconsolidated affiliates $11.3 million, $10.9 million and $9.7 million in 2008, 2007 and 2006, respectively, for products, services and leases. At December 31, 2008 and 2007, the Company's unconsolidated affiliates owed the Company $71.2 million and $30.5 million, respectively, including approximately $37.9 million and $3.8 million of a secured commercial mortgage loan receivable at December 31, 2008 and 2007, respectively, and $11.4 million and $6.2 million of advances at December 31, 2008 and 2007, respectively. Excluding activity related to the BFDS promissory note (Note 9), net advances to unconsolidated affiliates were $43.6 million during 2008 and net repayments from these unconsolidated affiliates were $36.8 million and $8.2 million during 2007 and 2006, respectively. Net proceeds from unconsolidated affiliates were $9.6 million during 2008 and net investments in unconsolidated affiliates were $8.5 million and $15.0 million during 2007 and 2006, respectively. Excluding amounts owed under the BFDS promissory note (Note 9), the Company owed $0.3 million and $1.0 million to unconsolidated affiliates at December 31, 2008 and 2007, respectively.

Goodwill and other intangibles is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. At both December 31, 2008 and 2007, goodwill and intangible assets (net of accumulated depreciation) was $1.0 million. Related amortization expense was $0.3 million for the year ended December 31, 2007 and $4.1 million for the year ended December 31, 2006.

6. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). The Company did not elect the fair value measurement option under SFAS 159 for any of its financial assets or liabilities and, as a result, there was no impact on the Company's Consolidated Financial Statements.

On January 1, 2008, DST adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy based on the source of the information. The FASB delayed the effective date to first quarter 2009 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis, in accordance with FASB Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157." Management is currently evaluating the financial reporting requirements for these assets and liabilities and has not yet determined the impact on the consolidated financial statements.

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

As of December 31, 2008, the Company held certain investment assets that are required to be measured at fair value on a recurring basis. These investments include the Company's available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at Reporting Date Using
	12/31/2008	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$751.3	$751.3	$	$
Trading securities	34.2	34.2

Total	$785.5	$785.5	$	$

At December 31, 2008, one of DST's unconsolidated affiliates had an interest rate swap with a fair market value liability of $72.8 million. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

DST Systems, Inc.
Notes to Consolidated Financial Statements

7. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2008	2007
Land	$52.9	$56.6
Buildings	353.1	294.2
Data processing equipment	235.4	296.3
Data processing software	419.2	377.1
Furniture, fixtures and other equipment	373.1	368.6
Leasehold improvements	67.5	61.2
Construction-in-progress	14.1	38.5

	1,515.3	1,492.5
Less accumulated depreciation and amortization	1,003.0	998.4

Net properties	$512.3	$494.1

At December 31, 2008 and 2007, there were approximately $9.9 million and $11.9 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2008 and 2007, there was approximately $7.0 million and $8.2 million, respectively, of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was $119.7 million, $127.1 million and $125.4 million, respectively.

During the years ended December 31, 2008 and 2007, the Company recorded gains from the sale of properties in the amount of $1.3 million and $12.4 million, respectively. The gains, which have been included as a reduction in Costs and expenses on the Consolidated Statement of Income, are primarily attributable to the sale of office buildings and other real estate and are included in the Investments and Other Segment.

8. Goodwill and Intangible Assets

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, by Segment (in millions):

	December 31, 2007	Acquisitions	Disposals	Other	December 31, 2008
Financial Services	$108.5	$2.1	$	$(0.7)	$109.9
Output Solutions	9.4			(0.6)	8.8

Total	$117.9	$2.1	$	$(1.3)	$118.7

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Goodwill and Intangible Assets (Continued)

	December 31, 2006	Acquisitions	Disposals	Other	December 31, 2007
Financial Services	$155.4	$5.5	$	$(52.4)	$108.5
Output Solutions	9.3			0.1	9.4

Total	$164.7	$5.5	$	$(52.3)	$117.9

As later described in Note 10, the Company adopted a new income tax accounting standard on January 1, 2007. The adoption of this accounting standard resulted in a reduction in goodwill of approximately $52.6 million and intangible assets of approximately $16.5 million that were acquired in the April 2005 acquisition of DST Health Solutions, Inc. Approximately $73.9 million of consolidated goodwill is tax deductible at December 31, 2008. In the table above, the "other" column primarily represents the effects of foreign currency translation, except for the tax matter described above.

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$37.2	$8.1	$36.7	$4.6
Other	3.8	1.7	3.8	1.4

Total	$41.0	$9.8	$40.5	$6.0

During 2008, DST acquired BlueDoor which resulted in $0.7 million of customer relationships intangible assets. As described in Note 3, DST acquired two businesses during 2007. The intangible assets recorded in connection with these 2007 business acquisitions were $8.9 million of customer relationships and $2.0 million of tradenames and non-compete agreements included in the table above and approximately $0.8 million of capitalized software which is classified in properties in the Consolidated Balance Sheet.

Intangible assets at December 31, 2008 primarily represent customer relationships with estimated useful lives ranging from 5 to 16 years. The weighted average amortization period for customer relationships and other intangibles assets is 12.4 years and 6.5 years, respectively. Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $3.3 million and $4.0 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2008 is estimated to be $3.7 million for 2009, $3.2 million for 2010, $3.0 million for 2011, $2.8 million for 2012, $2.6 million for 2013 and $15.9 million thereafter. Except for approximately $1.5 million of intangible assets acquired in the ASI transaction on October 2, 2006, substantially all of the remaining intangibles in the above table are tax-deductible.

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2008	2007
Secured promissory notes	$13.1	$41.5
Equipment credit facility	10.3
Real estate credit agreement	114.5
Convertible debentures	711.2	839.8
Revolving credit facilities	487.3	51.9
Related party promissory note	75.0	100.0
Other indebtedness	23.9	27.9

	1,435.3	1,061.1
Less debt due within one year	89.9	963.9

Long-term debt	$1,345.4	$97.2

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2008 under the real estate notes and equipment notes was $11.4 million and $1.7 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are generally fixed. Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company.

The Company entered into a $50.0 million unsecured credit facility with a vendor in June 2008. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to June 30, 2010, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the first day of the second calendar month following the third anniversary of the loan date or ii) August 1, 2013. Interest rates applicable to the loans under this credit facility are generally based on offshore LIBOR rate plus an applicable margin of 0.40% to 0.85%. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio.

On September 16, 2008, certain subsidiaries of DST entered into a real estate credit agreement with a syndicate of lenders. The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million. Upon closing of the facility in September 2008, $115.0 million was advanced to DST. The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets. The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST. Principal and interest payments are due on the first of each month beginning in November 2008, and are based on a 20 year amortization schedule. Subject to provisions in the credit agreement, DST may voluntarily prepay the loan in whole or in part without premium or penalty, though amounts repaid may not be reborrowed. Concurrent with the lease, sale or other transfer of any of the collateralized properties, DST must prepay an amount equal to 125% of the allocated amount of such property as set forth in the credit agreement. The credit agreement contains customary restrictive covenants, as well as certain customary events of

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

default. Among other provisions, the credit agreement requires certain interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The balance of the loan is due on September 16, 2013, the maturity date for the credit facility. In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this credit agreement at approximately 4.49% beginning January 2010.

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. Interest is payable initially in cash semiannually in arrears on February 15 and August 15 until August 15, 2010 for the Series A debentures and until August 15, 2008 for the Series B debentures. Beginning August 15, 2010 for the Series A debentures and August 15, 2008 for the Series B debentures, the Company will not pay regular cash interest on the debentures prior to maturity. Instead, the original principal amount of each debenture will increase daily at a rate of 4.125% per year (Series A) and 3.625% per year (Series B) to $1,700.28 and $1,714.09, respectively, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series A debentures and Series B debentures, respectively. The Company will pay contingent interest on the Series A debentures and Series B debentures during any six-month interest period commencing with the period from August 20, 2010 and 2008, respectively, to February 14, 2011 and 2009, respectively, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the debentures. Beginning August 20, 2010 (Series A) and August 20, 2008 (Series B), the Company may redeem for cash all or part of the debentures at any time at a redemption price equal to the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the debentures on August 15, 2010, 2015, and 2020 (Series A) and August 15, 2013, and 2018 (Series B) at a purchase price equal to the accreted principal amount of the debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. The put right for cash for the Series B debentures expired on August 20, 2008 and resulted in no significant debenture purchases by DST. For purchases of Series A debentures on August 15, 2010, the Company is required to pay cash. For purchases of Series A debentures on August 15, 2015 and 2020, and for purchases of Series B debentures on August 15, 2013 and 2018, the Company may elect to pay in cash, common stock or any combination thereof.

In August 2008, the Company announced that it will pay contingent interest for the period August 20, 2008 to February 14, 2009 in connection with Series B convertible senior debentures. The interest obligation arises because the average trading price of the Series B debentures for the applicable five trading-day reference period exceeded 120% of the accreted principal amount of such debentures. The amount of contingent interest equals 0.19% of the average trading price for the reference period, or $2.55 per $1,000 principal amount of such debentures. The interest payment date was February 17, 2009. Future contingent interest payments will be a function of future average trading prices of the debentures. At any time after August 20, 2008, DST has the right to redeem for cash all or part of the Series B convertible debentures, upon not less than 30 nor more than 60 days notice before the

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

redemption date, for a price equal to the accreted principal amount of any Series B convertible debentures to be redeemed plus any accrued and unpaid cash interest through the redemption date.

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

Because the price of DST's common stock traded above 120% of the applicable conversion price ($49.08) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading date of the quarter ended December 31, 2007, DST notified the trustee for the senior convertible debentures that bondholders were eligible to convert these securities during first quarter 2008. As a result of the security holders' right to convert, and DST's stated intention to settle conversions with cash for the principal portion, DST classified the entire amount of the debentures as a current liability at December 31, 2007. Holders of the senior convertible debentures do not have the right to convert these bonds during the quarter ended March 31, 2009 because the stock price conversion feature was not achieved during the quarter ended December 31, 2008. As a result, DST classified the entire amount of the debentures as a non-current liability at December 31, 2008. During the years ended December 31, 2008 and 2007, DST settled approximately $0.1 million and $0.2 million, respectively, of conversions related to this feature being effective with cash for the principal and shares for any premium. Conversion rights, and ultimate classification as a current or non-current liability, for subsequent quarters will be a function of future DST stock prices. In addition, because 100% of the outstanding debentures could have been converted during the three months ended March 31, 2006, and in accordance with GAAP, the Company amortized the remaining net book value of its debenture issuance costs, in the amount of $12.7 million, during the three months ended March 31, 2006. This non-cash charge has been included in interest expense in the 2006 Consolidated Statement of Income.

During fourth quarter 2008, the Company recorded a $10.8 million gain associated with the repurchase of a portion of the Company's senior convertible debentures at a discount to carrying value. The Company repurchased approximately $120 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures and repurchased approximately $8.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures. As of December 31, 2008, the outstanding amount of the Series A and Series B debentures were $531.4 million and $179.8 million, respectively.

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

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

The syndicated line of credit agreement has been amended since it was originally executed in June 2005 to, among other things: (i) allow the Company to request an increase of up to $600 million in the aggregate revolving commitment; (ii) clarify that the Company is allowed to use cash and/or the Company's stock to settle both the principal and accrued interest portion of the Company's Series A and B convertible senior debentures (upon conversion or otherwise) and use the Company's stock to settle any conversion premium payable upon any conversion of the Company's Series A and B convertible senior debentures; (iii) modify financial covenant requirements for the remaining term of the credit agreement; (iv) allow DST to repurchase its capital stock with proceeds from the Asurion distribution in 2006, from the Asurion sale in 2007 (not to exceed $600 million) and from the sale of real property (not to exceed $50.0 million); and (v) allow a one time addition of $150 million to the $50 million exclusion on real property liens.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2009. Borrowings under the facility are available at rates based on the Federal Funds or LIBOR rates. Commitment fees of 0.15% per annum on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels for which a waiver was obtained through March 30, 2009. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2008. The Company had $2.0 million outstanding under this line of credit at December 31, 2007.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. At December 31, 2008 and 2007, amounts borrowed under this loan were $0.3 million and $1.2 million, respectively. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million at December 31, 2008. There were no borrowings against this foreign revolving credit agreement at December 31, 2008. The Company has an unsecured revolving line of credit for $20.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus 0.675%. Interest is payable monthly. No amounts were drawn on this facility during 2008.

DST Systems, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Long-Term Debt (Continued)

The Company has a related party promissory note with Boston Financial Data Services, Inc. ("BFDS"). The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2010. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on the British Bankers Association LIBOR rate plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $75.0 million and $100.0 million at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recorded interest expense related to this loan of $4.1 million, $4.4 million and $1.9 million, respectively.

Other indebtedness is comprised of debt obligations that the Company assumed in connection with the acquisition of ASI. The indebtedness is payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date for the largest item of the assumed indebtedness is October 2016.

Future principal payments of indebtedness at December 31, 2008 are as follows (in millions):

2009	$89.9
2010	1,032.6
2011	10.3
2012	6.9
2013	284.7
Thereafter	10.9

Total	$1,435.3

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures, is considered to approximate fair value at December 31, 2008 and 2007. As of December 31, 2008, the market value of the Series A convertible senior debentures was approximately 97.3% of par value and the market value of the Series B convertible senior debentures was approximately 89.3% of par value.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (in millions):

	Year Ended December 31,
	2008	2007	2006
U.S.	$303.4	$1,369.1	$354.5
International	7.3	20.1	24.0

Total	$310.7	$1,389.2	$378.5

Provision for income taxes consists of the following components (in millions):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$73.4	$445.4	$98.8
State and local	10.1	58.3	1.4
International	5.2	10.6	7.7

Total current	88.7	514.3	107.9

Deferred
Federal	(20.0)	9.8	(0.2)
State and local	(0.5)	1.3	(2.2)
International	(0.8)	(10.9)	0.1

Total deferred	(21.3)	0.2	(2.3)

Total provision for income taxes	$67.4	$514.5	$105.6

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Provision for income taxes using the statutory rate in effect	$108.7	$486.2	$132.5
Tax effect of:
State and local income taxes, net	7.7	11.3	(0.5)
International income taxes, net	(3.5)	(10.9)	(0.6)
Earnings of U.S. unconsolidated affiliates	(5.0)	(9.3)	(8.8)
Asurion dividends received deduction			(13.8)
Valuation allowance	3.0	3.0
Historic preservation tax credits	(0.4)		(8.7)
Uncertain tax positions	(39.7)	35.9	5.1
Other	(3.4)	(1.7)	0.4

Total provision for income taxes	$67.4	$514.5	$105.6

Effective tax rate	21.7%	37.0%	27.9%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2008	2007
Liabilities:
Investments in available for sale securities	$(143.4)	$(428.1)
Unconsolidated affiliates and investments	(18.3)	(15.9)
Accumulated depreciation and amortization	(4.0)	(3.5)
Debenture original issue discount	(81.4)	(75.9)

Total deferred tax liabilities	(247.1)	(523.4)

Assets:
Book accruals not currently deductible for tax	17.3	25.7
Deferred compensation and other employee benefits	60.2	48.2
Net operating loss (federal and state)	9.9	18.9
Other	22.5	15.1

Total deferred tax assets	109.9	107.9

Valuation allowance, net	(7.6)	(6.6)

Net deferred tax liability	$(144.8)	$(422.1)

The Company has approximately $26.4 million of net operating losses as of December 31, 2008 as a result of the ASI transaction (see Note 3). These net operating losses expire in years 2022 through 2025 and are available to reduce future income taxes. Since these net operating losses were generated prior

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

to the acquisition of ASI, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration.

The Company has approximately $19.1 million of net operating loss carryforwards as of December 31, 2008 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income. The net benefit of these net operating losses will be recorded in additional paid in capital upon realization. SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, the Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established a corresponding valuation allowance of $5.1 million. The Company also believes it is more likely than not that state income taxes will not be reduced by net deferred tax assets related to the ASI acquisition, and, accordingly, has recorded a valuation allowance for that amount. In the purchase price allocation related to the ASI transaction, a $3.8 million net valuation allowance against state income taxes was recorded. The 2006 reversal of $0.2 million valuation allowance on state income taxes related to ASI reduced goodwill associated with the acquisition. The valuation allowance decreased $0.6 million and $0.5 million during the years ended December 31, 2008 and 2007, respectively. The above table does not include foreign tax credit carryforwards of approximately $3.2 million for which a full valuation allowance has been provided.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of SFAS No. 109, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2008, the cumulative amount of such unremitted earnings was $179.7 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2008 and 2007 were $13.9 million and $13.0 million, respectively.

As of December 31, 2008, accumulated undistributed earnings of foreign subsidiaries were $75.0 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

Effective January 1, 2007, DST adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

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

DST's adoption of FIN 48 resulted in approximately $87.5 million of previously recorded liabilities for uncertain tax positions being reduced to zero, of which $68.2 million (net of related deferred income taxes) resulted in a reduction in previously recorded identified intangibles (including capitalized software) relating to the Company's April 2005 acquisition of DST Health Solutions, and the remainder of $19.3 million was recorded as an increase in retained earnings as a cumulative effect of a change in accounting principle adjustment. During 2008, the Company determined that the $19.3 million cumulative effect of a change in accounting principle adjustment was overstated by $5.4 million. The Company reduced retained earnings and increased deferred tax liabilities by $5.4 million in 2008 to correct this item. The Company's management believes the amount is immaterial to reflect in the 2007 financial statements and is also immaterial to the 2008 financial statements. The reduction in the identified intangibles from the FIN 48 adoption resulted in a reduction in amortization expense of approximately $5.9 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The reduced amortization will continue in the future, as no identified intangibles remain from the DST Health Solutions acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2008	2007
Balance at beginning of year	$100.6	$53.8
Additions based on tax positions related to the current year	4.1	44.8
Additions for tax positions of prior years	22.3	4.6
Reductions for tax positions of prior years	(50.6)	(1.9)
Settlements	(0.2)
Statute expirations	(0.5)	(0.7)

Balance at end of year	$75.7	$100.6

Included in the Company's net unrecognized tax benefit at December 31, 2008 and December 31, 2007 are $64.2 million and $78.5 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. Also included in the net unrecognized tax benefit at December 31, 2008 and December 31, 2007 are $11.5 million and $4.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The amount of unrecognized tax benefits decreased $24.9 million during the year ended December 31, 2008. Included in this change are $32.3 million of tax positions which, if recognized, would affect the effective tax rate,

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

partially offset by additions to positions for which there is uncertainty about the timing of deductibility. The change is due to additional amounts recorded for increases in uncertain tax positions under FIN 48, partially offset by favorable resolutions of two domestic income tax issues which resulted in a $36.9 million reduction in unrecognized tax benefits during the year ended December 31, 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2007, the Company had $17.3 million of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties decreased $8.0 million during the year ended December 31, 2008 to $9.3 million.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years ended December 31, 1999 through 2001 concluded during 2006. The IRS examination for the tax years ended December 31, 2002 through 2005 was completed in February 2009. This examination included the Health Solutions transaction (discussed below). In the course of finalizing the examination, favorable adjustments of approximately $5.0 million were identified to be recognized in first quarter 2009 that have not been recorded at December 31, 2008, including foreign tax credit carryforward utilization. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

In connection with the examination of the Company's 2000 tax return, the IRS accepted the manner in which the Company reported a transaction in its return. As a result, the Company reversed the income tax liability of $14.8 million previously provided for this matter, as well as $12.4 million of accrued interest and penalty, as a reduction of income tax expense during 2008.

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 1988 through 1995. During 2006, the Company reached a settlement with the IRS for claims from 1988 through 1992, and the settlement agreement was then applied to claims from 1993 through 1995. A federal income tax refund was received during 2006 related to this settlement. In addition, a settlement was reached with respect to the Company's refund claims for research and experimentation credits for the years 1996 through 2001. Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company's operations after 2001. Income tax expense includes no research and experimentation credit benefits applicable to 2002 through 2008 operations.

The Health Solutions exchange transaction (exchange of CSC shares for DST Health Solutions which was acquired April 2005) has been structured to meet the requirements for treatment as a tax-free exchange in accordance with Section 355 of the Internal Revenue Code. Upon the Company's adoption of FIN 48 during 2007, the Company had a liability for uncertain tax positions related to this matter of $23.0 million, including interest. The Company continued to accrue interest, through the Company's tax provision, related to this matter. During 2008, the Company changed its assessment of the probability of prevailing on this matter and released approximately $24.9 million or all of the previously recorded liabilities for uncertain tax positions, which is consistent with the final IRS examination report for periods prior to and including 2005.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity

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

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income	$242.9	$874.7	$272.9
Dilutive securities at unconsolidated affiliates		(1.1)	(0.3)

Net income for dilutive computation	$242.9	$873.6	$272.6

Average common shares outstanding (excluding restricted stock)	51.0	60.8	66.1
Incremental shares from assumed conversions of stock options, vesting of stock based compensation and debenture conversion	5.7	9.9	6.0

Average diluted shares outstanding	56.7	70.7	72.1

Basic earnings per share	$4.76	$14.38	$4.13
Diluted earnings per share	$4.28	$12.35	$3.78

The Company had approximately 49.7 million and 60.8 million shares outstanding at December 31, 2008 and 2007, respectively. For financial reporting purposes, however, unvested restricted shares in the amount of 2.6 million at both December 31, 2008 and 2007 and 2.5 million at December 31, 2006 are excluded from the determination of average common shares outstanding used in the calculation of basic earnings per share in the above table. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 1.0 million and 0.8 million for the years ended December 31, 2008 and 2006, respectively. There were no anti-dilutive shares from options to purchase common stock for the year ended December 31, 2007. The Company issued convertible senior debentures (see Note 9) that if converted in the future would have a potentially dilutive effect on the Company's stock. At December 31, 2008 outstanding Series A debentures are convertible into 10.8 million shares of common stock and the outstanding Series B debentures are convertible into 3.7 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds $49.08 per share for the Series A bonds and $49.21

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

for the Series B bonds. During the years ended December 31, 2008, 2007 and 2006 there was additional dilution of approximately 2.5 million shares, 6.4 million shares and 3.0 million shares related to the Company's average daily share price exceeding the respective thresholds.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(673.5)	$179.0	$236.1
Proportional share of unconsolidated affiliate interest rate swap	0.1	1.6	3.5
Less reclassification adjustments for net (gains) losses included in net income	21.1	(2.8)	(17.4)
Foreign currency translation adjustments	(77.6)	31.2	21.7
Deferred income taxes	268.5	(77.3)	(86.7)

Other comprehensive income (loss)	$(461.4)	$131.7	$157.2

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period and proportional share of unconsolidated affiliates' interest rate swaps	$(260.3)	$76.2	$79.9
Less reclassification adjustments for (gains) losses included in net income	8.2	(1.1)	(6.8)

Deferred income taxes	$(268.5)	$77.3	$86.7

One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $72.8 million, $13.8 million and $17.0 million at December 31, 2008, 2007 and 2006, respectively. DST's 50% proportionate share of this interest rate swap liability was $36.4 million, $6.9 million and $8.5 million at December 31, 2008, 2007 and 2006, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $6.8 million, $6.9 million and $8.5 million recorded at December 31, 2008, 2007 and 2006, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Stock repurchases

At December 31, 2008, there were approximately 0.5 million shares remaining to be repurchased under the Company's existing share repurchase plan. On May 12, 2008, the Company's Board of Directors authorized an additional 5.0 million shares to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2009. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. On February 20, 2009, DST's Board of Directors authorized an additional 2.0 million shares to be repurchased under its existing share repurchase plan, and extended the program for an additional two years (through December 31, 2011). Under the share repurchase plans, the Company expended $724.3 million for approximately 11.3 million shares, $558.5 million for approximately 7.1 million shares, and $434.6 million for approximately 7.3 million shares during the years ended December 31, 2008, 2007, and 2006, respectively.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company's stock are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $6.6 million, $61.4 million and $24.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had 45.6 million and 34.5 million shares of common stock held in treasury at December 31, 2008 and 2007, respectively.

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

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("1995 Plan"). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2008, approximately 5.9 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2008, approximately 261,000 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R"). Among other items, SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

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

The Company did not issue any stock option awards during the three years ended December 31, 2008. The fair value of historical option grants, which generally had a ten year contractual life, was estimated on the date of grant using the Black-Scholes option pricing model. Excess tax benefits of $1.3 million, $27.4 million and $10.2 million were classified as a financing cash inflow during the years ended December 31, 2008, 2007 and 2006, respectively. Cash proceeds from options exercised for the years ended December 31, 2008, 2007 and 2006 were $4.9 million, $112.3 million and $57.3 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	10.6	$39.89
Exercised	(1.7)	34.22		$43.9

Outstanding at December 31, 2006	8.9	40.84
Exercised	(2.8)	39.92		108.4

Outstanding at December 31, 2007	6.1	41.27
Exercised	(0.2)	32.53		5.0

Outstanding at December 31, 2008	5.9	$41.48	2.7	$17.9

Exercisable at December 31, 2008	5.9	$41.48	2.7	$17.8

The Compensation Committee of the Board of Directors of the Company voted to grant as of November 10, 2004 approximately 2.8 million shares of restricted common stock of the Company to officers and certain other participants. Subject to early lapsing and forfeiture provisions, the restrictions on shares granted to participants lapse on November 10, 2009 and January 31, 2010. The restricted stock grants cover the five-year period of 2005 through 2009 and are intended to be the only restricted stock grants for such periods other than for new hires or promotions, for special employee recognition purposes or for the equity portion of incentive awards. The restrictions on shares granted after November 2004 also lapse on November 10, 2009, except for approximately 0.1 million of shares granted during 2007 for which the restrictions lapse by December 31, 2012 assuming certain performance features are met, and except for approximately 0.1 million shares granted in 2008 for which the restrictions lapse by December 31, 2010 assuming certain performance features are met. Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period. Unvested shares of restricted stock may be forfeited upon termination of employment with the Company depending on the circumstances of the termination. Except for restrictions placed on the transferability of the restricted stock, holders of restricted stock have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. The amount of unvested restricted shares outstanding at December 31, 2008 and 2007 is 2.6 million, respectively.

Approximately 0.1 million of restricted shares granted during 2008 and 2007 contain both service and performance features based on achieving certain operating performance measures. The grant date fair value of these awards was approximately $7.2 million for the 2008 grant and $10.6 million for the 2007 grant. The Company is amortizing the 2008 grant on a straight-line basis over the three year service period and the 2007 grant over a five year service period assuming full achievement of the required performance feature of the awards. The Company will continue to monitor and evaluate its assumptions over the performance period.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	2.7	$47.33
Granted	0.1	60.92
Vested	(0.1)	46.95
Forfeited	(0.2)	47.63

Non-vested at December 31, 2006	2.5	48.01
Granted	0.3	77.39
Vested	(0.1)	47.62
Forfeited	(0.1)	48.07

Non-vested at December 31, 2007	2.6	50.79
Granted	0.1	70.80
Vested	(0.1)	55.43

Non-vested at December 31, 2008	2.6	$51.66

The fair value of restricted stock awards which vested during the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $3.6 million and $5.5 million, respectively. At December 31, 2008 and 2007, the Company had $34.4 million and $58.1 million of total unrecognized compensation expense related to restricted shares, net of estimated forfeitures. Amortized compensation expense for the years ended December 31, 2008, 2007 and 2006 was $32.7 million, $27.8 million and $24.2 million, respectively. The 2006 amount includes $1.7 million from accelerated vesting of restricted stock awarded to lock\line employees resulting from the merger with Asurion. The Company estimates that the amortized compensation expense attributable to the grants will be approximately $27.5 million for 2009, $5.1 million for 2010, $0.9 million for each for 2011 and 2012 based on awards currently outstanding. In accordance with SFAS 123R, unearned compensation on January 1, 2006 was combined into additional paid-in capital upon adoption of this standard.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan ("ESPP") provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2008, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

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

12. Accounts Receivable Securitization Program

On May 24, 2007, DST entered into a $200 million accounts receivable securitization program with a third party multi-seller asset-backed commercial paper conduit. The program was renewed on May 22, 2008. Under the terms of the securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including DST Output, DST Health Solutions and DST Technologies (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates. Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors. The conduit's purchase commitment will expire on May 21, 2009 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $200 million, have been removed from the Consolidated Balance Sheet. The SPE retains an interest in the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Accounts Receivable Securitization Program (Continued)

receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Consolidated Balance Sheet. The carrying value of the retained interest approximates its estimated fair value at the balance sheet date. The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At December 31, 2008 and 2007, the total outstanding undivided interest in the receivables held by the conduit was $130.0 million and $70.0 million, respectively. Aggregate transfers of undivided interests in the receivables from the SPE to the conduit totaled $1,789.9 million and $1,097.6 million during the year ended December 31, 2008 and from May 24, 2007 (inception date) through December 31, 2007, respectively. A $32.0 million and $17.4 million retained interest in the receivables partially sold is included in accounts receivable on the Consolidated Balance Sheet at December 31, 2008 and 2007, respectively. The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the year ended December 31, 2008 and from the inception date of the securitization program through December 31, 2007.

13. Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expense under these plans totaled $41.4 million, $41.0 million and $37.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Included in the 2007 plan costs was a $4.3 million charge related to the partial termination of certain non-qualified deferred compensation plans for senior management and certain highly compensated employees. Assets related to the partially terminated plans of approximately $8.8 million were paid in March 2008. Amounts deferred under these plans were approximately $31.1 million and $46.5 million at December 31, 2008 and 2007, respectively.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2008	2007	2006
Interest paid during the year	$55.2	$58.1	$62.1
Income taxes paid during the year	84.1	446.5	114.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Cash Flow Information (Continued)

The Company purchased approximately $0.3 million, $1.1 million and $8.0 million of marketable securities under a margin loan with a regulated broker\dealer during the years ended December 31, 2008, 2007 and 2006, respectively. The Company purchased $13.2 million, $26.1 million and $15.7 million of equipment with a promissory note during the years ended December 31, 2008, 2007 and 2006, respectively. Approximately $3.1 million of DST common stock was issued from treasury as partial purchase consideration for the acquisition of BlueDoor (Note 3).

15. Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 13 years excluding options to extend the leases for various lengths of time. Rental expense from operating leases was $37.8 million, $51.7 million and $55.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. The Company's Output Solutions Segment is required to make contingent rental payments under certain operating lease obligations related to usage of the underlying printing equipment. Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license. The Company leases certain facilities from unconsolidated real estate affiliates and incurred occupancy expenses of $6.9 million, $8.3 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has letters of credit of $9.0 million and $3.3 million outstanding at December 31, 2008 and 2007, respectively. Letters of credit are secured by the Company's debt facility.

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

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2008 were not significant.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture. The $32.0 million loan matures on July 1, 2010. At December 31, 2008, total borrowings on the loan were $28.3 million and the Company's guarantee totaled $1.0 million.

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

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2009	$89.9	$6.6	$18.5	$10.8	$125.8
2010	1,032.6	5.4	3.9	9.6	1,051.5
2011	10.3	4.6	3.3	2.2	20.4
2012	6.9	3.3	1.2		11.4
2013	284.7	3.1	0.4		288.2
Thereafter	10.9	11.5	0.3		22.7

Total	$1,435.3	$34.5	$27.6	$22.6	$1,520.0

Debt includes secured promissory notes, real estate credit agreement, equipment credit facility, convertible debentures, revolving credit facilities, related party promissory notes and other indebtedness described in Note 9 above.

The Company's other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees		Total
2009	$9.0	$		$9.0
2010			1.0	1.0
2011
2012
2013			0.8	0.8

Total	$9.0		$1.8	$10.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

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

At December 31, 2008 and 2007, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect indebtedness of others in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

16. Segment and Geographic Information

The Company's operating business units offer sophisticated information processing and software services and products. The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

In first quarter 2008, the Company changed the measurement of certain occupancy cost components of its Output Solutions Segment. The Output Solutions Segment leases its California, Connecticut and Missouri production facilities from the Investments and Other Segment. Beginning in 2008, the Company began reporting financial results for the Output Solutions Segment on the basis that the Output Solutions Segment owned (instead of leased) these three production facilities. Management believes this action will improve its ability to analyze the Output Solutions Segment operating results taking into consideration the special purpose nature of the production plants. Reported results for the Output Solutions Segment and the Elimination Adjustments for periods prior to 2008 have been restated to reflect this change. The Company's restated segment results for years ended December 31, 2008, 2007 and 2006 are included in the tables below. The Investments and Other Segment continues

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

to present rental revenues from the Output Solutions Segment along with the related depreciation expense associated with the properties, while the elimination of the inter-segment activity is included in the Elimination Adjustments. The impact of this change increased Output Solutions income from operations by $7.6 million, $7.5 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, and correspondingly increased the Elimination Adjustments loss from operations by $7.6 million, $7.5 million and $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company evaluates the performance of its Segments based on income before income taxes and interest expense. Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Summarized financial information concerning the Company's segments is shown in the following tables (in millions):

	Year Ended December 31, 2008
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,134.5	$528.2	$12.8	$		$1,675.5
Intersegment operating revenues	8.2		49.0		(57.2)
Out-of-pocket reimbursements	72.6	537.2	0.7		(0.6)	609.9

Total revenues	1,215.3	1,065.4	62.5		(57.8)	2,285.4
Costs and expenses	830.7	989.8	40.6		(47.5)	1,813.6
Depreciation and amortization	80.6	38.9	8.5		(2.7)	125.3

Income (loss) from operations	304.0	36.7	13.4		(7.6)	346.5
Other expense, net	(3.0)	(0.3)	(12.2)			(15.5)
Equity in earnings of unconsolidated affiliates	33.9		0.8			34.7

Earnings before interest and income taxes	$334.9	$36.4	$2.0		$(7.6)	$365.7

	Year Ended December 31, 2007
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,127.0	$555.1	$13.3	$		$1,695.4
Intersegment operating revenues	7.6		49.8		(57.4)
Out-of-pocket reimbursements	65.0	542.0	0.4		(0.3)	607.1

Total revenues	1,199.6	1,097.1	63.5		(57.7)	2,302.5
Costs and expenses	831.0	1,016.0	28.5		(47.5)	1,828.0
Depreciation and amortization	81.9	42.3	9.1		(2.7)	130.6

Income (loss) from operations	286.7	38.8	25.9		(7.5)	343.9
Other income, net	4.8		40.2			45.0
Gain on sale of Asurion	998.0					998.0
Equity in earnings (losses) of unconsolidated affiliates	72.8		(10.2)			62.6

Earnings before interest and income taxes	$1,362.3	$38.8	$55.9		$(7.5)	$1,449.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

	Year Ended December 31, 2006
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,005.0	$535.9	$15.3	$		$1,556.2
Intersegment operating revenues	6.2		48.1		(54.3)
Out-of-pocket reimbursements	60.8	619.2	0.5		(0.9)	679.6

Total revenues	1,072.0	1,155.1	63.9		(55.2)	2,235.8
Costs and expenses	699.7	1,107.3	39.7		(46.1)	1,800.6
Depreciation and amortization	83.1	37.1	12.3		(2.6)	129.9

Income (loss) from operations	289.2	10.7	11.9		(6.5)	305.3
Other income, net	12.0	0.1	37.9			50.0
Gain on sale of lock\line	52.8					52.8
Equity in earnings (losses) of unconsolidated affiliates	52.1		(4.4)			47.7

Earnings before interest and income taxes	$406.1	$10.8	$45.4		$(6.5)	$455.8

Earnings before interest and income taxes in the segment reporting information above less interest expense of $55.4 million, $60.3 million and $77.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Revenues(1):
U.S.	$2,033.2	$2,004.7	$2,003.6
U.K.	136.5	176.4	128.5
Canada	44.4	44.9	33.1
Australia	29.1	30.2	26.5
Others	42.2	46.3	44.1

	$2,285.4	$2,302.5	$2,235.8

    (1)
    Revenues are attributed to countries based on location of the client.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2008	2007
Financial Services	$1,411.6	$1,770.9
Output Solutions	253.3	261.0
Investments and Other	1,031.9	1,651.7
Elimination Adjustments	(187.4)	(287.7)

	$2,509.4	$3,395.9

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2008	2007
Long-lived assets:
U.S.	$480.6	$480.0
U.K.	62.6	61.9
Australia	17.5	0.6
Canada	16.2	14.6
Others	5.4	7.1

	$582.3	$564.2

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

		Year Ended December 31, 2008
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues		$430.8	$426.6	$414.2	$403.9	$1,675.5
Out-of-pocket reimbursements		157.0	146.3	146.2	160.4	609.9

Total revenues		587.8	572.9	560.4	564.3	2,285.4
Cost and expenses		472.8	458.9	449.3	432.6	1,813.6
Depreciation and amortization		30.6	31.0	32.2	31.5	125.3

Income from operations		84.4	83.0	78.9	100.2	346.5
Interest expense		(12.7)	(13.8)	(13.8)	(15.1)	(55.4)
Other income (expense), net		(4.4)	(2.5)	2.8	(11.4)	(15.5)
Equity in earnings of unconsolidated affiliates		8.7	11.6	9.0	5.4	34.7

Income before income taxes		76.0	78.3	76.9	79.1	310.3
Income taxes		3.8	28.4	26.7	8.5	67.4

Net income		$72.2	$49.9	$50.2	$70.6	$242.9

Average common shares outstanding		56.0	51.6	49.3	47.1	51.0
Basic earnings per share		$1.29	$0.97	$1.02	$1.50	$4.76	(1)
Average diluted shares outstanding		64.3	58.0	55.2	49.4	56.7
Diluted earnings per share		$1.12	$0.86	$0.91	$1.43	$4.28	(1)
Common stock price ranges:	High	$80.65	$67.30	$66.01	$55.46	$80.65
	Low	$65.15	$55.05	$53.14	$32.04	$32.04

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

		Year Ended December 31, 2007
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues		$426.2	$417.2	$419.5	$432.5	$1,695.4
Out-of-pocket reimbursements		159.1	149.8	153.3	144.9	607.1

Total revenues		585.3	567.0	572.8	577.4	2,302.5
Cost and expenses		475.8	445.5	463.4	443.3	1,828.0
Depreciation and amortization		29.9	31.6	34.1	35.0	130.6

Income from operations		79.6	89.9	75.3	99.1	343.9
Interest expense		(18.2)	(19.4)	(11.6)	(11.1)	(60.3)
Other income (expense), net		12.8	13.9	14.9	3.4	45.0
Gain on sale of Asurion				996.3	1.7	998.0
Equity in earnings of unconsolidated affiliates		24.8	22.5	5.4	9.9	62.6

Income before income taxes		99.0	106.9	1,080.3	103.0	1,389.2
Income taxes		33.6	34.1	407.5	39.3	514.5

Net income		$65.4	$72.8	$672.8	$63.7	$874.7

Average common shares outstanding		63.1	61.6	59.9	58.8	60.8
Basic earnings per share		$1.04	$1.18	$11.24	$1.08	$14.38	(1)
Average diluted shares outstanding		71.8	71.8	69.9	69.4	70.7
Diluted earnings per share		$0.90	$1.01	$9.62	$0.92	$12.35	(1)
Common stock price ranges:	High	$75.88	$84.33	$85.99	$88.23	$88.23
	Low	$63.05	$76.12	$73.38	$80.28	$63.05

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

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 8.01, "Other Events." On February 20, 2009, DST's Board of Directors authorized an additional 2.0 million shares to be repurchased under its existing share repurchase plan, and extended the program for an additional two years (through December 31, 2011). The plan, as amended, allows, but does not require, the repurchase of common stock in open market and private transactions. When combined with the shares remaining under the existing share repurchase authorization plan at December 31, 2008, there are approximately 2.5 million shares authorized for repurchase from February 20, 2009 through December 31, 2011. The Company may utilize one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 12, 2009 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008.

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

(f)  Certain Executive Officer Certifications

DST's common stock is listed on the NYSE. As a result, DST's Chief Executive Officer is required to make and he has made on May 13, 2008, the CEO's Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards. The Company is also disclosing, as required by such Listed Company Manual section, that it has filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.    Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the sections "Non-Employee Director Compensation," "Compensation Discussion and Analysis," "Named Officer Compensation," "Corporate Insiders and Significant Shareholders—Insider Disclosures," "Compensation Committee Report", and "Board Committee Matters and Reports—Compensation Committee" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 11.

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

The following table provides information as of December 31, 2008 about the Company's common stock that may be issued upon the exercise of options, warrants and rights, as well as shares of restricted stock and other shares of the Company's common stock issued under all of the Company's equity compensation plans existing as of December 31, 2008, and the number of securities remaining available for issuance under those equity compensation plans which have a specified number of shares available for issuance.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2008		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2008 under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	5,939,700	(1)	41.47	(1),(2)	6,081,183	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP")	None		None		589,844	(4)
Equity compensation plans not approved by shareholders	None		None		None

(1)
The number shown does not include:

•
Restricted DST common stock issued under the DST Systems, Inc. 2005 Equity Incentive Plan, formerly, the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("Award Plan"). The number of shares of restricted stock outstanding under the Award Plan as of December 31, 2008, is 2,628,963.

•
Restricted DST common stock issued under the DST Systems, Inc. 2005 Non-Employee Directors' Award Plan (the "Directors' Plan"). The number of shares of restricted stock outstanding under the Directors' Plan as of December 31, 2008, is 22,326.

  •
  Service awards of common stock issued under the Award Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares issued under the Award Plan for anniversaries reached during 2008 is 14,215. The average grant price of shares granted as service awards during 2008 was $53.81.

  •
  Securities available under the DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP"). Information on the ESPP, which was approved by stockholders and has been suspended, is shown separately below in Note 4.

(2)
Column A includes securities to be issued at a future date as deferred compensation in connection with the elimination of the reload feature of stock options in 2003. Although the shares have not yet issued, this number includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

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

(4)
The ESPP has been suspended and no shares were issued for the 2008 plan year. The suspension will continue until otherwise determined by the Compensation Committee of the Company's Board of Directors. The number shown is the number available for issuance should the Committee lift the suspension.

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

The consolidated financial statements consist of the following:

  1.
  Consolidated Balance Sheets as of December 31, 2008 and 2007;

  2.
  Consolidated Statement of Income for the three years ended December 31, 2008;

  3.
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2008;

  4.
  Consolidated Statement of Cash Flows for the three years ended December 31, 2008.

  5.
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

2.     Plan of acquisition, reorganization, arrangement, liquidation or succession

  2.1
  The Agreement and Plan of Merger (the "2005 Agreement and Plan of Merger") dated October 27, 2005, among the Company, DST lock/line, Inc. Asurion Corporation and Cardinal Corporation, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.1.

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

  4.4
  The description of the Company's common stock, par value $0.01 per share, set forth in the Company's Registration Statement on Form 8-A, dated October 30, 1995 (Commission File No. 1-14036), as amended by Form 8-A12B/A, Amendment No. 1, dated March 14, 2003 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.4.

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

  10.4
  The Company's Executive Plan, effective as of October 31, 1995 and terminated effective December 31, 1995, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), as amended effective September 30, 2007 as described in the Company's Current Report on Form 8-K filed on October 4, 2007 (Commission File No. 1-14036), and as further amended effective January 1, 2009, as described in the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.4.*

  10.5
  The Company's Supplemental Executive Retirement Plan, amended and restated as of January 1, 2009, which is attached as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.*

  10.6
  The Company's Directors' Deferred Fee Plan, amended and restated as of January 1, 2009, which is attached as Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.*

  10.7
  The form of Trust Agreement between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated December 13, 2007, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2008 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.*

  10.8
  The Employment Agreement between the Company and Thomas A. McDonnell, amended and restated as of December 31, 2008, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.*

  10.9
  The Employment Agreement between the Company and Thomas A. McCullough, amended and restated as of December 31, 2008, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.*

  10.10
  The Employment Agreement between the Company and Kenneth V. Hager, amended and restated as of December 31, 2008, which is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.*

  10.11
  The Employment Agreement between the Company and Thomas R. Abraham, amended and restated as of December 31, 2008, which is attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.8.*

  10.12.1
  The Company's 2005 Equity Incentive Plan, effective May 10, 2005, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.1.*

  10.12.2
  The First Amendment to the 2005 Equity Incentive Plan, dated November 30, 2005, which is attached as Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.2.*

  10.13.1
  The Company's 2005 Non-Employee Directors' Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13.1.*

  10.13.2
  The First Amendment to the 2005 Non-Employee Directors' Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13.2.*

  10.14.1
  The Form of Restricted Shares Award Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 29, 2004 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.1.*

  10.14.2
  The First Amendment to Form of Restricted Shares Award Agreement, which amendment is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 4, 2005 (Commission File No. 1-14036), is hereby incorporated by reference by Exhibit 10.14.2.*

  10.15
  The Restricted Shares Award Agreement between the Company and Steven J. Towle, dated February 22, 2008, which is attached as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the period ended December 31, 2007, is hereby incorporated by reference as Exhibit 10.15.*

  10.16
  The Form of Restricted Shares Award Agreement under the 2005 Non-Employee Directors' Award Plan, which is attached as Exhibit 10.01 to the Company's Current Report on Form 8-K filed on August 6, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.16.*

  10.17
  The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.*

  10.18.1
  The Syndicated Credit Agreement by and among the Company and a syndicate of financial institutions including but not limited to Bank of America, N.A., Citibank, N.A., Citigroup Global Markets, Inc. and Banc of America Securities LLC, dated as of June 28, 2005 (the "Syndicated Credit Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.1.

  10.18.2
  The First Amendment, dated February 17, 2006, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.2.

  10.18.3
  The Second Amendment, dated September 1, 2006, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2006 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.3.

  10.18.4
  The Third Amendment, dated as of April 16, 2007, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 20, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.4.

  10.18.5
  The Fourth Amendment, dated as of July 19, 2007, to Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.5.

  10.18.6
  The Fifth Amendment, dated as of June 16, 2008, the Syndicated Credit Agreement, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008 (Commission File No. 1-14036), is hereby incorporated by reference herein as Exhibit 10.18.6.

  10.19.1
  The Receivables Purchase Agreement, among Fountainview Finance, LLC, Ciesco, LLC, Citibank, N.A., Citicorp North America, Inc., Company and Originators listed on a Schedule to the Agreement, dated May 24, 2007 (the "Receivables Agreement"), which is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.2.

  10.19.2
  The First Amendment to the Receivables Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 22, 2008 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.2.

  10.20
  The Credit Agreement by and among DST Realty, Inc., Westside Investment Park, L.L.C., DST Realty of California, Inc., DST Realty Connecticut, Inc. and a syndicate of financial institutions including but not limited to Bank of the West and Enterprise Bank and Trust, dated September 16, 2008, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 22, 2008 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.20.

  10.21
  The Indenture. (See Exhibit 4.7).

  10.22
  The 2005 Agreement and Plan of Merger. (See Exhibit 2.1)

  10.23
  The Rights Agreement. (See Exhibit 4.3.1)

  10.24
  The 2003 Registration Rights Agreement. (See Exhibit 4.8)

  10.25
  The 1995 Registration Rights Agreement. (See Exhibit 4.11)

*
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
Dated: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 20, 2009.

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

DST Systems, Inc.,
2008 Form 10-K Annual Report
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