Form 10-Q
period 2009-03-31
DST SYSTEMS INC
filed 2009-05-11
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares outstanding of the Company’s common stock as of April 30, 2009:

Common Stock $0.01 par value – 49,715,327

DST Systems, Inc.

Form 10-Q

March 31, 2009

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$48.7	$78.7
Funds held on behalf of clients	283.7	209.3
Client funding receivable	99.6
Accounts receivable	197.7	198.2
Deferred income taxes	36.0	30.0
Other assets	45.3	40.2
	711.0	556.4

Investments	1,090.6	1,220.8
Properties	539.4	512.3
Intangible assets	45.3	31.2
Goodwill	181.1	118.7
Other assets	66.6	70.0
Total assets	$2,634.0	$2,509.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$118.9	$89.9
Client funds obligations	383.3	209.3
Accounts payable	58.6	51.2
Accrued compensation and benefits	83.6	111.7
Deferred revenues and gains	60.7	59.5
Other liabilities	93.0	94.3
Income taxes payable	15.0	36.3
	813.1	652.2

Long-term debt	1,292.3	1,345.4
Income taxes payable	48.0	46.8
Deferred income taxes	157.1	174.8
Other liabilities	54.0	52.0
Total liabilities	2,364.5	2,271.2
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	215.6	212.6
Retained earnings	2,581.2	2,508.0
Treasury stock (45.6 million shares), at cost	(2,685.0)	(2,688.8)
Accumulated other comprehensive income	156.7	205.4
Total stockholders’ equity	269.5	238.2
Total liabilities and stockholders’ equity	$2,634.0	$2,509.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

Operating revenues	$395.6	$430.8
Out-of-pocket reimbursements	165.3	157.0

Total revenues	560.9	587.8

Costs and expenses	458.2	472.8
Depreciation and amortization	28.3	30.6

Income from operations	74.4	84.4

Interest expense	(10.6)	(12.7)
Other income (expense), net	16.2	(4.4)
Equity in earnings of unconsolidated affiliates	5.7	8.7

Income before income taxes	85.7	76.0
Income taxes	12.5	3.8

Net income	$73.2	$72.2

Average common shares outstanding	49.7	58.6
Average diluted shares outstanding	49.9	65.5

Basic earnings per share	$1.47	$1.23
Diluted earnings per share	$1.47	$1.10

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

 Condensed Consolidated Statement of Cash Flows

 (in millions)

 (unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Cash flows – operating activities:
Net income	$73.2	$72.2
Depreciation and amortization	28.3	30.6
Net losses on investments	32.7	10.5
Gain on the extinguishment of senior convertible debentures	(3.7)
Gain on equity interest in Argus Health Systems, Inc.	(41.7)
Amortization of share-based compensation	6.3	7.5
Equity in earnings of unconsolidated affiliates	(5.7)	(8.7)
Dividends from unconsolidated affiliates	25.9
Deferred income taxes	(4.4)	(13.7)
Changes in accounts receivable	11.0	(11.1)
Changes in accounts payable and accrued liabilities	(33.5)	(60.1)
Changes in income taxes payable	(16.2)	15.1
Other, net	5.6	9.9
Total adjustments to net income	4.6	(20.0)
Net	77.8	52.2
Cash flows — investing activities:
Capital expenditures	(21.9)	(16.5)
Investments in and advances to unconsolidated affiliates	(1.6)	(0.5)
Investments in securities	(26.7)	(31.0)
Proceeds from sale of investments	13.9	11.3
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired	(47.8)
Other, net	0.1	(0.4)
Net	(84.0)	(37.1)
Cash flows — financing activities:
Proceeds from issuance of common stock	4.1	1.5
Principal payments on debt	(4.1)	(21.9)
Repurchases of senior convertible debentures	(49.8)
Net borrowings on revolving credit facilities	29.8	397.7
Common stock repurchased	(3.8)	(398.6)
Excess tax benefits from share based compensation		0.5
Net	(23.8)	(20.8)
Net decrease in cash and cash equivalents	(30.0)	(5.7)
Cash and cash equivalents, beginning of period	78.7	109.4
Cash and cash equivalents, end of period	$48.7	$103.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

2.  Acquisition of Argus Health Systems, Inc.

Prior to March 31, 2009, DST owned a 50% interest in Argus Health Systems, Inc. (“Argus”), which provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs.  Argus recorded revenues of approximately $27.5 million during the three months ended March 31, 2009 and $127.7 million during the year ended December 31, 2008.  On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash.  As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly-owned subsidiary and DST will not record equity in earnings of Argus after March 31, 2009, but rather will consolidate the Argus results into the Company’s consolidated financial statements.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million, which is included in other income (expense), net in the consolidated statement of income.  DST has preliminarily recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the preliminary purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  Goodwill of $62.4 million arising from the acquisition is comprised of the assembled workforce of Argus and other assets and is included in the Financial Services Segment.  None of the goodwill is expected to be deductible for income tax purposes.  DST believes that the acquisition of Argus complements its existing DST Health Solutions business, increases the size of DST’s healthcare processing capabilities and will enable the Company to provide broader product offerings to new and existing customers.  Assuming the acquisition of the remaining 50% of Argus had occurred January 1, 2008, the Company’s total revenues would have been $579.7 million and $612.7 million for the three months ended March 31, 2009 and 2008, respectively.  Consolidated proforma net income and diluted earnings per share would not have been materially different from the reported amounts for the three months ended March 31, 2009 and 2008.  The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2008.

The following table summarizes the consideration paid for Argus and the preliminary allocation of the fair value of Argus to the fair values of assets acquired and liabilities assumed at March 31, 2009.  The Company has not yet finalized its accounting of the acquired assets and liabilities assumed; when finalized, it is possible that the amounts appearing in the table below will be adjusted (in millions).

Consideration
Cash paid for remaining 50% equity interest in Argus	$57.0
Fair value of DST’s equity interest in Argus before the business combination	57.0
Fair value of Argus	$114.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9.2
Funds held on behalf of clients	148.0
Client funding receivable	99.6
Accounts receivable	17.4
Other current assets	7.5
Properties (includes $26.0 of proprietary software)	31.4
Intangible assets	15.0
Goodwill	62.4
Other non-current assets	3.0
Total assets	393.5

Client funds obligations	247.6
Other current liabilities	16.7
Deferred income tax liabilities	13.9
Non-current liabilities	1.3
Total liabilities	279.5

Net assets acquired	$114.0

3.  Client Funds/Obligations

The Company had $283.7 million and $209.3 million of funds held on behalf of clients at March 31, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.

Argus acts as a financial intermediary between its clients and pharmacies.  Funds received from clients for the payment of pharmacy claims incurred by its members are invested in credit-quality money market funds and other investments until the claim payments are presented to the bank.  Certain of these amounts are included in funds held on behalf of clients in the consolidated balance sheet and are also recorded as a client funds obligation liability.  Included in funds held on behalf of pharmacy processing clients at March 31, 2009 are approximately $21.5 million of short-term, available-for-sale debt securities.  Investment income earned by Argus on funds held on behalf of clients is included in revenues.  Client funding receivables represent amounts due Argus for pharmacy claims paid by Argus in advance of receiving client funding and for pharmacy claims processed by Argus for which client funding requests have not been made.  Client funding receivables were $99.6 million at March 31, 2009.

The Company had $383.3 million and $209.3 million of client funds obligations at March 31, 2009 and December 31, 2008, respectively.

4.  Other Current Assets

Included in other current assets are the following items (in millions):

	March 31,	December 31,
	2009	2008

Prepaid expenses	$21.7	$16.5
Inventories	13.3	14.1
Other	10.3	9.6
	$45.3	$40.2

5.  Investments

Investments are as follows (in millions):

	2009	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2009	2008
Available-for-sale securities:
State Street Corporation	2%	$325.7	$416.1
Computershare Ltd.	5%	180.6	163.4
Euronet Worldwide	4%	24.6	21.9
Other available-for-sale securities		121.6	149.9
		652.5	751.3
Unconsolidated affiliates:
Boston Financial Data Services	50%	146.1	167.4
International Financial Data Services, U.K.	50%	50.8	50.3
International Financial Data Services, L.P.	50%	24.1	24.3
Argus Health Systems			16.8
Unconsolidated real estate affiliates		88.9	89.5
Other unconsolidated affiliates		10.9	9.8
		320.8	358.1
Other:
Trading securities		32.7	34.2
Held-to-maturity		7.3	3.0
Investments, at cost		77.3	74.2
		117.3	111.4
Total investments		$1,090.6	$1,220.8

The Company is a limited partner in various private equity funds.  At March 31, 2009 and December 31, 2008, the Company’s carrying value of these private equity fund investments was approximately $66.8 million and $63.1 million, respectively.  At March 31, 2009, the Company had future capital commitments related to these private equity fund investments of approximately $163.2 million.

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	March 31,	December 31,
	2009	2008

Book cost basis	$369.0	$394.2
Gross unrealized gains	313.0	386.7
Gross unrealized losses	(12.1)	(15.7)
Unrealized loss from changes in foreign currency exchange	(17.4)	(13.9)
Market value	$652.5	$751.3

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of March 31, 2009 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$51.9	$12.0	$0.3	$0.1	$52.2	$12.1

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

The Company recognized $25.6 million and $10.2 million of investment impairments for the three months ended March 31, 2009 and 2008, respectively, which the Company believed were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2009, the Company recognized $4.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  No impairments of private equity fund and other cost method investments were recorded during the three months ended March 31, 2008.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net line in the Condensed Consolidated Statement of Income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months
	Ended March 31,
	2009	2008

BFDS	$3.7	$5.9
IFDS, U.K.	1.5	3.0
IFDS, L.P.	0.9	0.5
Argus	(1.5)	0.3
Other	1.1	(1.0)
	$5.7	$8.7

The Company received a $25.0 million dividend from Boston Financial Data Services, Inc. (“BFDS”) during the three months ended March 31, 2009.  As mentioned above, DST acquired the remaining 50% interest in Argus on March 31, 2009 and will not record equity in earnings of Argus after March 31, 2009, but rather will consolidate the Argus results in DST’s financial statements.

6.  Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value.  The Company used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value of the interest rate swap liability has been classified as Level 2 in the table below and is included in other non-current liabilities in the balance sheet.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$652.5	$652.5	$	$
Trading securities	32.7	32.7
Interest rate swap	(2.5)		(2.5)
Total	$682.7	$685.2	$(2.5)	$

At March 31, 2009, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $61.8 million.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

7.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2009, by segment (in millions):

	December 31,				March 31,
	2008	Acquisitions	Disposals	Other	2009

Financial Services	$109.9	$62.4	$	$	$172.3
Output Solutions	8.8				8.8

Total	$118.7	$62.4	$	$	$181.1

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$51.2	$8.8	$37.2	$8.1
Other	4.8	1.9	3.8	1.7

Total	$56.0	$10.7	$41.0	$9.8

During 2009, DST purchased the remaining 50% equity interest in Argus which resulted in $62.4 million of goodwill, $14.0 million of customer relationship intangible assets, $1.0 million of other intangible assets and $26.0 million of proprietary software (which has been included in properties).  Amortization of intangible assets for the three months ended March 31, 2009 and 2008 was approximately $0.9 million and $1.0 million, respectively.  The Company estimates, based on a preliminary allocation of purchase price for Argus, that amortization expense attributable to intangible assets recorded as of March 31, 2009 will be approximately $3.5 million for the remainder of 2009, $4.4 million for 2010, $4.1 million for 2011, $3.9 million for 2012, $3.7 million for 2013 and $25.7 million thereafter.

8.  Debt

Senior Convertible Debentures

During the three months ended March 31, 2009, the Company recorded a gain of $3.7 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $51.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures and approximately $2.0 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures.  The outstanding amount of the Series A and Series B senior convertible debentures were $479.9 million and $181.0 million at March 31, 2009, and were $531.4 million and $179.8 million at December 31, 2008.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this new accounting standard to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued.  DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this accounting standard increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three months ended March 31, 2009 or 2008.  The adoption of this standard required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20 year amortization schedule.  At March 31, 2009 and December 31, 2008, amounts outstanding under this agreement were $113.8 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This interest rate swap qualifies as a derivative instrument.

Financial Accounting Standards Board Statement No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company’s interest rate swap is a cash flow hedge of future interest payments under the Company’s real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap.  The Company’s risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company’s floating-rate real estate credit agreement.  Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate.  The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the “cumulative dollar offset” method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item.  A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment.  At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap.  SFAS 133 indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction.  At March 31, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was a liability of $2.5 million, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the three months ended March 31, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 14.6% and 5.0% for the three months ended March 31, 2009 and 2008, respectively.  The effective tax rate for the three months ended March 31, 2009 and 2008 was less than the statutory federal income tax rate of 35% primarily from certain items in both periods that were given discrete period treatment.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.  During 2008, the Company recorded an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties), principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  The full year 2009 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

10.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2009	2008

Net income	$73.2	$72.2

Average common shares outstanding	49.7	58.6

Incremental shares from assumed conversions of stock options and debenture conversion	0.2	6.9

Average diluted shares outstanding	49.9	65.5

Basic earnings per share	$1.47	$1.23
Diluted earnings per share	$1.47	$1.10

The Company had approximately 49.7 million and 52.6 million shares outstanding at March 31, 2009 and 2008, respectively.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 3.7 million and 0.1 million for the three months ended March 31, 2009 and 2008, respectively.  The Company issued convertible senior debentures that could have a potentially dilutive effect on the Company’s stock if converted in the future.  At March 31, 2009, outstanding Series A debentures are convertible into 9.8 million shares of common stock and the outstanding Series B debentures are convertible into 3.6 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share for the Series A bonds and $49.97 for the Series B bonds.  There was additional dilution of approximately 5.3 million shares for the three months ended March 31, 2008 related to the Company’s average daily share price exceeding the then prevailing conversion prices per share, but no dilution during the three months ended March 31, 2009 because of a decline in the Company’s average share price.

Earnings per share — Participating Securities

DST adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends on a 1:1 basis, if any, DST is required to treat these awards as participating securities.  Upon adoption of FSP EITF 03-6-1 on January 1, 2009, DST applied this standard retrospectively to all periods prior to 2009.  As presented in the table below, the adoption of FSP EITF 03-6-1 resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the following table (in millions, except per share amounts).

	For the Year Ended December 31, 2008
	First	Second	Third	Fourth
As previously reported	Quarter	Quarter	Quarter	Quarter	Total

Net income	$72.2	$49.9	$50.2	$70.6	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$4.28

	For the Year Ended December 31, 2008
	First	Second	Third	Fourth
As retrospectively restated	Quarter	Quarter	Quarter	Quarter	Total

Net income	$72.2	$49.9	$50.2	$70.6	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months
	Ended March 31,
	2009	2008

Net income	$73.2	$72.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(96.5)	(91.5)
Proportional share of unconsolidated affiliate interest rate swap	0.3	(7.6)
Unrealized loss on interest rate swap	(2.5)
Less reclassification adjustments for net (gains) losses included in net income	26.4	10.5
Foreign currency translation adjustments	(6.2)	1.4
Deferred income taxes	29.8	30.3
Other comprehensive loss	(48.7)	(56.9)
Comprehensive income	$24.5	$15.3

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $61.8 million and $72.8 million at March 31, 2009 and December 31, 2008, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $30.9 million and $36.4 million at March 31, 2009 and December 31, 2008, respectively.  The Company records in investments its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $6.5 million and $6.8 million of the interest rate swap liability being recorded at March 31, 2009 and December 31, 2008, respectively.

Stock repurchases

At March 31, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 100,000 shares of DST common stock for $2.8 million or approximately $28.00 per share during the three months ended March 31, 2009.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.

11.  Accounts Receivable Securitization Program

The Company’s accounts receivable securitization program reflected $130.0 million of undivided interests held by the third-party multi-seller asset-backed commercial paper conduit at both March 31, 2009 and December 31, 2008.

12.  Commitments and Contingencies

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

The Company has letters of credit of $8.3 million and $9.0 million outstanding at March 31, 2009 and December 31, 2008, respectively.  Letters of credit are secured by the Company’s debt facility.

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

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at March 31, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a mortgage loan to a 33% owned real estate joint venture.  The loan matures on July 1, 2010.  At March 31, 2009, the Company’s guarantee totaled $1.0 million.

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

At March 31, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

13.  Accounting Standards

Earnings Per Share Proposed Accounting Standard

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 13.4 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $660.9 million of the senior convertible debentures at March 31, 2009 would be converted to equity.  The revised SFAS 128 exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

14.  Segment Information

The Company’s operating business units offer sophisticated information processing and software services and products.  The Company has elected to organize and report on these business units as two operating Segments (Financial Services and Output Solutions).  In addition, investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into an Investments and Other Segment.

Information concerning total assets by reporting segment is as follows (in millions):

	March 31,	December 31,
	2009	2008

Financial Services	$1,632.1	$1,411.6
Output Solutions	245.3	253.3
Investments and Other	937.0	1,031.9
Elimination Adjustments	(180.4)	(187.4)
	$2,634.0	$2,509.4

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	For the Three Months Ended March 31, 2009
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$265.5	$127.0	$3.1	$	$395.6
Intersegment operating revenues	2.2		12.1	(14.3)
Out-of-pocket reimbursements	17.1	148.2	0.1	(0.1)	165.3
Total revenues	284.8	275.2	15.3	(14.4)	560.9

Costs and expenses	201.3	259.1	9.7	(11.9)	458.2
Depreciation and amortization	17.5	8.9	2.5	(0.6)	28.3
Income (loss) from operations	66.0	7.2	3.1	(1.9)	74.4
Other income (expense), net	39.6		(23.4)		16.2
Equity in earnings (losses) of unconsolidated affiliates	6.1		(0.4)		5.7

Earnings (loss) before interest and income taxes	$111.7	$7.2	$(20.7)	$(1.9)	$96.3

	For the Three Months Ended March 31, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$284.9	$142.7	$3.2	$	$430.8
Intersegment operating revenues	1.9		11.8	(13.7)
Out-of-pocket reimbursements	17.8	139.2	0.1	(0.1)	157.0
Total revenues	304.6	281.9	15.1	(13.8)	587.8

Costs and expenses	215.3	258.9	10.1	(11.5)	472.8
Depreciation and amortization	19.9	9.2	2.1	(0.6)	30.6
Income (loss) from operations	69.4	13.8	2.9	(1.7)	84.4
Other income (loss), net	(4.5)	(0.2)	0.3		(4.4)
Equity in earnings (losses) of unconsolidated affiliates	9.2		(0.5)		8.7

Earnings (loss) before interest and income taxes	$74.1	$13.6	$2.7	$(1.7)	$88.7

Earnings before interest and income taxes in the segment reporting information above less interest expense of $10.6 million and $12.7 million for the three months ended March 31, 2009 and 2008, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

INTRODUCTION

The business units of DST Systems, Inc. (“DST” or “the Company”) offer sophisticated information processing and software services and products.  These business units are reported as two operating Segments (Financial Services and Output Solutions).  In addition, investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity funds, and certain financial interests have been aggregated into the Investments and Other Segment.

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, real estate partnerships, banks, brokers, financial planners, healthcare payers, healthcare providers, third party administrators and medical practice groups.  The Company’s proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; a Real Estate Investment Trust (“REIT”) participant recordkeeping system for REITs; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to providers of healthcare plans, third party administrators and medical practice groups.

Prior to March 31, 2009, DST owned a 50% interest in Argus Health Systems, Inc. (“Argus”).  Using its proprietary claims processing system, Argus provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs.  On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash.  As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly-owned subsidiary and DST will not record equity in earnings of Argus after March 31, 2009, but rather will consolidate the Argus results into the Company’s consolidated financial statements.  Argus has been included in the Financial Services Segment.

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

The Output Solutions Segment conducts its operations from five operating centers located throughout North America and the U.K.  DST Output is among the largest First-Class mailers in the U.S and is one of the largest users of continuous, high-speed, full-color inkjet printing systems.

DST Output’s research and development initiatives have resulted in a Digital Press Technology (“DPT”) high-speed color printing and inserting platform.  The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing.  DST Output believes DPT is a technologically-differentiated service offering that enables them to provide better and more efficient products and services to clients.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services.  The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture leasing approximately 1.1 million square feet of office space to the U.S. government.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $618.3 million at March 31, 2009, including approximately 10.6 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $325.7 million, $180.6 million and $24.6 million, respectively, based on closing exchange values at March 31, 2009.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months
	Ended March 31,
	2009	2008
Revenues
Operating revenues
Financial Services	$267.7	$286.8
Output Solutions	127.0	142.7
Investments and Other	15.2	15.0
Elimination Adjustments	(14.3)	(13.7)
	395.6	430.8
% change from prior year period	(8.2)%

Out-of-pocket reimbursements
Financial Services	17.1	17.8
Output Solutions	148.2	139.2
Investments and Other	0.1	0.1
Elimination Adjustments	(0.1)	(0.1)
	165.3	157.0
% change from prior year period	5.3%

Total revenues	$560.9	$587.8
% change from prior year period	(4.6)%

Income from operations
Financial Services	$66.0	$69.4
Output Solutions	7.2	13.8
Investments and Other	3.1	2.9
Elimination Adjustments	(1.9)	(1.7)
	74.4	84.4

Interest expense	(10.6)	(12.7)
Other income (expense), net	16.2	(4.4)
Equity in earnings of unconsolidated affiliates	5.7	8.7
Income before income taxes	85.7	76.0
Income taxes	12.5	3.8
Net income	$73.2	$72.2

Basic earnings per share	$1.47	$1.23
Diluted earnings per share	$1.47	$1.10

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2009 decreased $26.9 million or 4.6% to $560.9 million as compared to the same period in 2008 attributable to a $19.8 million decline in Financial Services and a $6.7 million decline in Output Solutions.  Consolidated operating revenues for the three months ended March 31, 2009 decreased $35.2 million or 8.2% to $395.6 million as compared to the same period in 2008, attributable to a $19.1 million decline in Financial Services and a $15.7 million decline in Output Solutions.  The Financial Services decline resulted from lower international professional service, software maintenance and license revenues and from changes in foreign currency exchange rates (principally changes between the U.S. Dollar and the British Pound), lower data processing support revenues, and lower mutual fund shareowner processing service revenues.  The Output Solutions decline reflects lower items mailed and images produced and the effects of changes in foreign currency exchange rates.

Consolidated OOP reimbursements during the three months ended March 31, 2009 increased $8.3 million or 5.3% as compared to the same period in 2008.  OOP reimbursements for Output Solutions increased $9.0 million or 6.5% during the three months ended March 31, 2009 attributable to an increase in postage costs procured on behalf of clients from expanded postal offerings.

Income from operations

Consolidated income from operations for the three months ended March 31, 2009 was $74.4 million, a decrease of $10.0 million or 11.8% as compared to the same period in 2008.  Output Solutions income from operations decreased $6.6 million from lower operating revenues.  Financial Services income from operations decreased $3.4 million attributable to reduced earnings from mutual fund shareowner processing, lower data processing support revenues and lower international revenues.

Interest expense

Interest expense for the three months ended March 31, 2009 was $10.6 million, a decrease of $2.1 million or 16.5%, as compared to the same period in 2008 primarily from lower average interest rates, but partially offset by higher average debt balances during 2009.

Other income (expense), net

The components of other income (expense) are as follows (in millions):

	For the Three Months
	Ended March 31,
	2009	2008

Gain on equity interest in Argus Health Systems	$41.7	$
Other than temporary impairments / unrealized losses on available-for-sale securities	(25.6)	(10.2)
Net unrealized losses on private equity funds and other investments	(4.4)
Net realized losses from sale of available-for-sale securities	(0.8)	(0.3)
Gain on extinguishment of senior convertible debentures	3.7
Dividend income	3.4	7.9
Interest income	1.3	1.7
Miscellaneous items	(3.1)	(3.5)

	$16.2	$(4.4)

Other income (expense), net was a gain of $16.2 million during the three months ended March 31, 2009, but was a loss of $4.4 million for the three months ended March 31, 2008.  Several factors included in the table above and explained below contributed to the changes in other income during 2009 and 2008.

The Company recorded a gain of $41.7 million during the three months ended March 31, 2009 related to its purchase of the remaining 50% interest of Argus for $57.0 million.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus on March 31, 2009 was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million.  DST has preliminarily recognized identifiable assets (proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the preliminary purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  DST expects that the inclusion of Argus on this basis will be dilutive to 2009 diluted earnings per share.

The Company records an investment impairment charge for an available-for-sale security with a gross unrealized holding loss resulting from a decline in value that is other than temporary.  During the three months ended March 31, 2009 and 2008, the Company recorded other than temporary impairment charges of $25.6 million and $10.2 million, respectively.  The increase in impairments during 2009 is from significant declines in securities share prices related to adverse economic conditions in the financial and other markets.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2009, the Company recorded $4.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized losses from sale of available-for-sale securities were $0.8 million and $0.3 million during the three months ended March 31, 2009 and 2008, respectively.

The Company recorded a $3.7 million gain during the three months ended March 31, 2009 associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $51.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures and approximately $2.0 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures.

The Company receives dividend income from certain investments held, including its investments in State Street Corporation (“State Street”) and Computershare, Ltd. common stock.  Dividend income decreased $4.5 million during the three months ended March 31, 2009 to $3.4 million.  As previously mentioned, State Street reduced its quarterly dividend in 2009 to $0.01 per share as compared to $0.23 per share during the three months ended March 31, 2008, which resulted in $2.5 million of lower dividend income for DST during first quarter 2009.  In addition, approximately $2.0 million of lower dividend income was recorded in first quarter 2009 reflecting a decline in the Australian dollar and the reduction of dividends in other available-for-sale securities held.

Interest income was $1.3 million during the three months ended March 31, 2009, a $0.4 million decrease as compared to the three months ended March 31, 2008.  The decrease in interest income in 2009 is attributable to lower amounts of short-term investments and lower interest rates.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months
	Ended March 31,
	2009	2008

BFDS	$3.7	$5.9
IFDS, U.K.	1.5	3.0
IFDS, L.P.	0.9	0.5
Argus	(1.5)	0.3
Other	1.1	(1.0)
	$5.7	$8.7

For the three months ended March 31, 2009, DST’s equity in earnings of unconsolidated affiliates decreased $3.0 million or 34.5% as compared to the same period in 2008 attributable to lower equity in earnings of BFDS, IFDS U.K. and Argus, partially offset by improved results in other unconsolidated affiliates.

Certain of the Company’s joint ventures derive investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by the joint ventures were $1.1 billion and $1.5 billion during the three months ended March 31, 2009 and 2008, respectively.  Average interest rates earned on the balances declined from 3.35% in 2008 to 0.45% in 2009.  The aggregate effect of these fluctuations resulted in an approximate $11.2 million decline in interest earnings by the joint ventures, which resulted in a decrease of DST’s equity in earnings of unconsolidated affiliates of approximately $3.4 million during the three months ended March 31, 2009.

DST’s equity in BFDS earnings for first quarter 2009 decreased $2.2 million as compared to first quarter 2008 primarily from lower investment earnings resulting principally from lower interest rates on cash balances maintained by BFDS on behalf of customers, and from lower operating revenues resulting from lower shareowner accounts processed.  These earnings decreases were partially offset by lower operating costs.  Compensation and benefit related costs were lower during first quarter 2009 as compared to 2008 resulting from reductions in staffing levels during 2008.

DST’s equity in earnings of IFDS U.K. decreased $1.5 million during the three months ended March 31, 2009 as compared to the same period in 2008.  The decrease in equity in earnings is attributable to the foreign currency exchange effects between the U.S. Dollar and British Pound and higher operating costs to support new clients, partially offset by higher revenues from new clients.  Accounts serviced by IFDS U.K. were 6.0 million at March 31, 2009, an increase of 0.1 million accounts from December 31, 2008 and an increase of 0.2 million accounts from March 31, 2008.

DST’s equity in earnings of IFDS L.P. (includes IFDS Canada, Ireland and Luxembourg) increased $0.4 million during the three months ended March 31, 2009 as compared to the same period in 2008.  The improved results were primarily attributable to lower operating costs, which were partially offset by lower operating revenues and the foreign currency exchange effects between the U.S. Dollar and the Canadian Dollar.  Accounts serviced by IFDS Canada were 10.6 million at March 31, 2009, unchanged from December 31, 2008 and a decrease of 0.3 million accounts or 2.8% from March 31, 2008.

DST’s equity in Argus losses for first quarter 2009 was $1.5 million as compared to income of $0.3 million in first quarter 2008.  Lower earnings at Argus were attributable to lower investment earnings as a result of lower interest rates on cash balances maintained by Argus on behalf of customers and from lower revenues from lower pharmacy claims processed, specifically Medicare Part D claims.  As previously mentioned, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and will not record equity in earnings of Argus after March 31, 2009, but rather will consolidate Argus’ results into DST’s consolidated financial statements.

DST’s equity in earnings of other unconsolidated affiliates was $1.1 million, an increase of $2.1 million primarily from improved results at certain other unconsolidated affiliates and, to a lesser extent, improvements at real-estate joint ventures.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 14.6% and 5.0% for the three months ended March 31, 2009 and 2008, respectively.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.  The above items contributed to the Company’s effective tax rate being less than the statutory federal income tax rate of 35%, which was partially offset by valuation allowances recorded in 2009 against certain international operating losses and lower dividend income in 2009, which is taxed at a lower effective income tax rate.  The lower effective tax rate for 2008 was primarily due to an income tax benefit of approximately $23.9 million, resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties) during first quarter 2008.  The net decrease in FIN 48 liabilities in 2008 was principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.  Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 39% for the remainder of 2009.  The full year 2009 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2009 were $284.8 million, a decrease of $19.8 million or 6.5% compared to the same period in 2008.  Financial Services Segment operating revenues for the three months ended March 31, 2009 were $267.7 million, a decrease of $19.1 million or 6.7% as compared to the same period in 2008, primarily from lower international professional service, software maintenance and license revenues, lower data processing support revenues and lower mutual fund shareowner processing service revenues.  The effect on international revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies was an approximate $9.7 million operating revenue reduction as compared to first quarter 2008.  Data processing support revenues decreased by approximately $2.5 million due to a previously announced expiration of a contract in June 2008.  The net decrease in mutual fund shareowner processing service revenues resulted from lower levels of registered accounts serviced and lower TRAC participants processed (principally from a client internalizing its participant accounting operations during third quarter 2008), which were partially offset by higher levels of subaccounts serviced.

U.S. operating revenues for the three months ended March 31, 2009 were $243.5 million, a decrease of $5.4 million or 2.2% as compared to the same period in 2008.  As mentioned above, the decrease during the three months ended March 31, 2009 is attributable to decreases in mutual fund shareowner processing services and lower data processing support revenues.  U.S. mutual fund servicing revenues during the three months ended March 31, 2009 decreased approximately 1.0% compared to the same period in 2008, principally from net shareowner account closures of approximately 2.1 million and conversions of approximately 0.6 million to non-DST subaccounting platforms.

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	March 31,	December 31,	March 31,
	2009	2008	2008

Registered accounts:
Non tax-advantaged	62.8	65.4	68.1
Tax-advantaged	45.9	45.8	46.9
	108.7	111.2	115.0

Subaccounts	8.7	8.9	4.9
Total	117.4	120.1	119.9

Total shareowner accounts serviced at March 31, 2009 were 117.4 million, a decrease of 2.7 million accounts or 2.2% as compared to December 31, 2008 and a decrease of 2.5 million accounts or 2.1% as compared to March 31, 2008.

Registered accounts serviced decreased 2.5 million accounts or 2.2% from the comparable amount at December 31, 2008, comprised of net declines in existing client accounts of 1.8 million, conversions to DST’s subaccounting platform of 0.1 million accounts, and conversions to non-DST subaccounting platforms of 0.6 million accounts.  Tax-advantaged accounts were 45.9 million at March 31, 2009, an increase of 0.1 million accounts or 0.2% as compared to December 31, 2008.  Tax-advantaged accounts represent 42.2% of total registered accounts serviced at March 31, 2009 as compared to 40.8% at March 31, 2008.  For the period April 1 through April 15, 2009, total mutual fund shareowner accounts serviced increased approximately 0.7 million accounts of which 0.5 million represent registered mutual fund shareowner accounts converted to TA2000 and 0.1 million were tax-advantaged accounts.

Subaccounts serviced were 8.7 million at March 31, 2009, a decrease of 0.2 million subaccounts as compared to December 31, 2008.  The net decrease of 0.2 million subaccounts serviced during the three months ended March 31, 2009 is comprised of net declines in existing client subaccounts of 0.3 million, partially offset by conversions of 0.1 million registered accounts from TA2000.

The Company anticipates that 1.7 million new registered accounts will be converted to TA2000 in 2009 of which 0.5 million represent six new client commitments received in first quarter 2009.  As mentioned above, DST converted approximately 0.5 million registered mutual fund shareowner accounts to TA2000 in early April 2009.  The Company also expects 0.7 million registered accounts to convert to non-DST platforms in second quarter 2009.  DST’s subaccounting clients have indicated they plan to convert 1.4 million new subaccounts to TA2000

Subaccounting from non-DST platforms during 2009.  In addition, the Company expects 3.4 million registered accounts will convert to subaccounting platforms throughout the remainder of 2009 of which 0.9 million will convert to TA2000 Subaccounting.

In summary, based on accounts serviced at March 31, 2009 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during 2009), total accounts serviced at December 31, 2009 are estimated to be 117.3 million, which are comprised of 106.3 million registered accounts and 11.0 million subaccounts.  The actual number of accounts estimated to convert to and from various DST systems, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants represent the number of active participants processed on DST’s TA2000/TRAC platform. DC participants were 3.8 million at March 31, 2009, an increase of 0.1 million or 2.7% from December 31, 2008 and a decrease of 1.1 million or 22.4% from March 31, 2008. As previously announced and mentioned above, an existing TRAC client internalized its participant accounting during third quarter 2008 resulting in the loss of approximately 1.0 million participants.  During first quarter 2009, DST received one new client commitment totaling approximately 1.2 million TRAC participants, based on current levels.  These new participants are expected to convert in 2010 and 2011.

Active U.S. AWD workstations were 160,000 at March 31, 2009, essentially unchanged as compared to December 31, 2008 levels and an increase of 67,200 workstations or 72.4% as compared to March 31, 2008, principally from increased workstations licensed in 2008 related to an expansion of an existing client relationship.

International operating revenues for the three months ended March 31, 2009 were $24.2 million, a decrease of $13.7 million or 36.1% as compared to the same period in 2008, primarily from lower professional service, software maintenance and license revenues and from the effect on revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies which approximated $9.7 million during first quarter 2009.  Active international AWD workstations were 34,900 at March 31, 2009, a decrease of 700 workstations or 2.0% as compared to December 31, 2008 and a decrease of 600 workstations or 1.7% as compared to March 31, 2008 levels.

Financial Services Segment software license fee revenues are derived principally from DST International (investment management systems), DST Health Solutions (medical claims processing systems) and AWD (workflow management and CRM solutions).  Operating revenues include approximately $10.7 million of software license fee revenues for the three months ended March 31, 2009, a decrease of $0.4 million as compared to the same period in 2008.  The decrease during the three months ended March 31, 2009 is attributable to lower investment management software license fees, partially offset by higher AWD software license fees.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three months ended March 31, 2009 decreased $14.0 million or 6.5% compared to the same period in 2008.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $17.1 million during the three months ended March 31, 2009, a decrease of $0.7 million compared to the same period in 2008.  Excluding reimbursable operating expenses, costs and expenses decreased $13.3 million during the three months ended March 31, 2009 to $184.2 million.  The decrease in costs during the three months ended March 31, 2009 is attributable to the foreign currency exchange effects between the U.S. Dollar and other currencies, lower compensation related costs at both international operations and DST Health Solutions due to lower headcount and lower travel related costs, which were partially offset by higher costs associated with the inclusion of BlueDoor Technologies Pty Ltd. (“BlueDoor,” acquired on November 14, 2008).

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2009 decreased $2.4 million or 12.1% compared to the same period in 2008.  The decrease during the three months ended March 31, 2009 is attributable to certain assets becoming fully depreciated in 2009, which is partially offset by increased amortization expense from the acquisition of BlueDoor.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2009 was $66.0 million, a decrease of $3.4 million or 4.9% compared to the same period in 2008.  The decrease in Financial Services income from operations is attributable to reduced earnings from mutual fund shareowner processing and lower data processing support revenues

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2009 were $275.2 million, a decrease of $6.7 million or 2.4% as compared to the same period in 2008.  Output Solutions Segment operating revenues for the three months ended March 31, 2009 were $127.0 million, a decrease of $15.7 million or 11.0% as compared to the same period in 2008, primarily from fewer items mailed and images produced and foreign currency exchange effects of approximately $5.0 million between the U.S. Dollar and both the British Pound and Canadian Dollar.  Out-of-pocket revenues for the three months ended March 31, 2009 were $148.2 million, an increase of $9.0 million or 6.5% as compared to the same period in 2008, primarily attributable to an increase in postage costs procured on behalf of clients from expanded postal processing offerings.

Items mailed during first quarter 2009 were 581.5 million, a decrease of 6.0% as compared to the same period in 2008.  The decrease in items mailed is due to lower volumes from existing customers and from a special privacy notice completed in 2008 that did not recur in 2009.  Images produced during first quarter 2009 were 3.2 billion, a decrease of 15.8% as compared to first quarter 2008.  The decrease in images is due to certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced, lower volumes from other clients and the absence of the privacy mailing previously mentioned.  The decrease in images produced experienced in 2008 and first quarter 2009 is expected to continue for the first few quarters of 2009

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three months ended March 31, 2009 increased $0.2 million or 0.1% as compared to the same period in 2008.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $148.2 million during the three months ended March 31, 2009, an increase of $9.0 million as compared to the same period in 2008, primarily attributable to increases in customer postage.  Excluding reimbursable operating expenses, costs and expenses decreased $8.8 million during the three months ended March 31, 2009 to $110.9 million, primarily from foreign currency exchange effects between the U.S. Dollar and other currencies, lower material costs from lower processing volumes, lower compensation related costs and lower equipment costs from the implementation of owned digital print technologies.

Depreciation and amortization

Output Solutions Segment depreciation and amortization during the three months ended March 31, 2009 decreased $0.3 million or 3.3% as compared to the same period in 2008.  The decrease during the three months ended March

31, 2009 is attributable to the Company’s use of accelerated depreciation methods, partially offset by increased depreciation from new equipment, mostly high-speed inserters.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2009 was $7.2 million, a decrease of $6.6 million or 47.8% as compared to the same period in 2008.  Decreases in items mailed and images produced during the three months ended March 31, 2009 resulted in lower operating revenues for 2009.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of pocket reimbursements, were $15.3 million for the three months ended March 31, 2009, an increase of $0.2 million or 1.3% as compared to the same period in 2008.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.2 million for the three months ended March 31, 2009, an increase of $0.2 million or 1.3% as compared to the same period in 2008, primarily due to higher rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $0.4 million during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to lower rent expense from purchasing a building that was previously leased.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $0.4 million during the three months ended March 31, 2009 as compared to the same period in 2008, primarily from more buildings owned in 2009.

Income from operations

Investments and Other Segment income from operations was $3.1 million for the three months ended March 31, 2009, an increase of $0.2 million or 6.9% as compared to the same period in 2008, attributable to higher revenues.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31,	December 31,
	2009	2008

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	62.8	65.4
Tax-advantaged:
IRA mutual fund accounts	26.8	27.0
Other retirement accounts	10.0	9.9
Section 529 and Educational IRA’s	9.1	8.9
	45.9	45.8
Total registered accounts	108.7	111.2
Subaccounts	8.7	8.9
Total accounts serviced	117.4	120.1

International
United Kingdom (1)	6.0	5.9
Canada (2)	10.6	10.6

TRAC participants (millions)	3.8	3.7
Automated Work Distributor workstations (thousands)	194.9	195.2
DST Health Solutions covered lives (millions)	23.5	23.4

	For the Three Months
	Ended March 31,
	2009	2008
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	95.0	107.4

Output Solutions Operating Data
Images produced (billions)	3.2	3.8
Items mailed (billions)	0.6	0.6

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(3)    Processed by Argus Health Systems, Inc., as an unconsolidated affiliate of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, and payments on debt.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2009 and 2008 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $77.8 million and $52.2 million for the three months ended March 31, 2009 and 2008, respectively.  The increase in operating cash flows during 2009 is primarily attributable to $25.9 million of dividends received in 2009 from unconsolidated affiliates, principally Boston Financial Data Services (“BFDS”).  The Company had $48.7 million of cash and cash equivalents at March 31, 2009, a decrease of $30.0 million from December 31, 2008.  Operating cash flows during 2009 resulted principally from net income of $73.2 million and non-cash items included in the determination of net income, including the $41.7 million gain on equity interest of Argus, depreciation and amortization expense of $28.3 million and equity in earnings of unconsolidated affiliates of $5.7 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $33.5 million, decreases in accounts receivable of $11.0 million, decreases in income taxes payable of $16.2 million and distributions from unconsolidated affiliates of $25.9 million.

Client Funds/Obligations

The Company had $283.7 million and $209.3 million of funds held on behalf of clients at March 31, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

The Company provides a cash management service for full service mutual fund transfer agency clients, whereby end of day available client bank balances are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus with DST as of this acquisition date.  Argus acts as a financial intermediary between its clients and pharmacies.  Funds received from clients for the payment of pharmacy claims incurred by its members are invested in credit-quality money market funds and other investments until the claim payments are presented to the bank.  Certain of these amounts are included in funds held on behalf of clients in the consolidated balance sheet and are also recorded as a client funds obligation liability.  Included in funds held on behalf of pharmacy processing clients at March 31, 2009 are approximately $21.5 million of short-term, available-for-sale debt securities.  Investment income earned by Argus on funds held on behalf of clients is included in revenues.  Client funding receivables represent amounts due Argus for pharmacy claims paid by Argus in advance of receiving client funding and for pharmacy claims processed by Argus for which client funding requests have not been made.  Client funding receivables were $99.6 million at March 31, 2009.

The Company had $383.3 million and $209.3 million of client funds obligations at March 31, 2009 and December 31, 2008, respectively.

Investing Activities

Cash flows used by investing activities were $84.0 million during the three months ended March 31, 2009, as compared to $37.1 million during the three months ended March 31, 2008.  The increase in investing cash flows used during 2009 is principally due to the step acquisition of Argus for $57.0 million less $9.2 million of cash acquired in the acquisition for a net total of $47.8 million.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Financial Services Segment	$7.9	$11.3
Output Solutions Segment	13.4	3.4
Investments and Other Segment	0.6	1.8
	$21.9	$16.5

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $26.7 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2009, as compared to $31.0 million during the three months ended March 31, 2008.  During the three months ended March 31, 2009, the Company received $13.9 million from the sale of investments in available-for-sale securities and other investments as compared to $11.3 million during the three months ended March 31, 2008.

Acquisition of Argus

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus and DST as of this acquisition date.  The purchase price for the remaining 50% equity interest was $57.0 million in cash, but $9.2 million of cash acquired upon consolidation of Argus decreases the reported amount paid in the statement of cash flows to $47.8 million.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million, which is included in other income (expense), net in the consolidated statement of income.  DST has preliminarily recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.

Financing Activities

Cash flows used by financing activities were $23.8 million and $20.8 million for the three months ended March 31, 2009 and 2008, respectively.  Cash outflows from the repurchase of senior convertible debentures of $49.8 million and share repurchases of $3.8 million were partially offset by borrowings under the loan with BFDS and the syndicated line of credit facility in the aggregate amount of $29.8 million.  During the three months ended March 31, 2008, cash outflows from share repurchase activities of $398.6 million were mostly offset by $397.7 million of cash inflows from borrowings on revolving credit facilities.

Common Stock Issuances and Repurchases

The Company received proceeds of $4.1 million and $1.5 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 100,000 shares of DST common stock for $2.8 million or approximately $28.00 per share during the three months ended March 31, 2009.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company repurchased 5,625,244 shares of DST common stock during the three months ended March 31, 2008 at a cost of $394.9 million.

Payments made for tax withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $1.0 million and $3.7 million during the three months ended March 31, 2009 and 2008, respectively.

Off Balance Sheet Obligations

As of March 31, 2009, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program, which is scheduled to expire on May 21, 2009.  At both March 31, 2009 and December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit was $130.0 million.  The Company intends to renew a similar accounts receivable securitization program before May 21, 2009.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; and secured borrowings, including the September 2008 real estate credit agreement.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its revolving line of credit facilities increased $29.8 million during the three months ended March 31, 2009.  The Company had $1,411.2 million and $1,435.3 million of debt outstanding at March 31, 2009 and December 31, 2008, respectively.

Senior Convertible Debentures

During the three months ended March 31, 2009, the Company recorded a gain of $3.7 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $51.5 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures and approximately $2.0 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures.  The outstanding amount of the Series A and Series B senior convertible debentures were $479.9 million and $181.0 million at March 31, 2009 and were $531.4 million and $179.8 million at December 31, 2008.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20 year amortization schedule.  At March 31, 2009 and December 31, 2008, amounts outstanding under this agreement were $113.8 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This cash flow hedge is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  At March 31, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was a liability of $2.5 million, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the three months ended March 31, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Company’s Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  On July 1, 2010, the Company’s $600.0 million syndicated line of credit facility matures.  At March 31, 2009, the Company had approximately $488.0 million outstanding under this facility.  In addition, the Company’s Series A convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010.  The Company believes that there is a probability that a holder of the Series A convertible bonds will exercise the “put” if the Company’s common stock share price is below $48.90.  Even if the Company’s share price exceeds $48.90, a holder of the Series A convertible debentures may choose to exercise the cash put option. Adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A convertible debentures if “put” to the Company in August 2010.  The Company had $479.9 million of Series A senior convertible debentures outstanding at March 31, 2009.  The Company is developing refinancing alternatives to potentially replace its existing facilities and fund any convertible debenture settlements that may be entered during the next twelve months.  Based on current market conditions, interest rates on replacement debt facilities may be 4% to 7% higher than existing interest rates on the Company’s currently placed debt which could result in $40 million to $70 million of additional interest expense.

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

At March 31, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

OTHER

Comprehensive income (loss)

The Company’s comprehensive income totaled $24.5 million for the three months ended March 31, 2009 compared to $15.3 million for the three months ended March 31, 2008.  Comprehensive income (loss) includes net income of $73.2 million and $72.2 million for the three months ended March 31, 2009 and 2008, respectively, and other comprehensive loss of $48.7 million and $56.9 million for the three months ended March 31, 2009 and 2008, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on the Company’s interest rate swap up to the carrying amount of the investment, the Company’s proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At March 31, 2009, the Company’s available-for-sale securities had unrealized holding losses of $12.1 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at March 31, 2009 are other than temporary.

The Company recognized investment impairments which the Company believed were other than temporary of $25.6 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2009, the Company recorded $4.4 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  The impairments related primarily to investments in the Financial Services and Investments and Other Segments.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net, in the Condensed Consolidated Statement of Income.

Seasonality

Generally, the Company does not have significant seasonal fluctuations in its business operations.  Processing and Output Solutions volumes for mutual fund customers are usually highest during the three months ended March 31 due primarily to processing year-end transactions and printing and mailing of year-end statements and tax forms during January.  The Company has historically added operating equipment in the last half of the year in preparation for processing year-end transactions, which has the effect of increasing costs for the second half of the year.  Revenues and operating results from individual license sales depend heavily on the timing and size of the contract.

Accounting Standards

Earnings per share — Participating Securities

DST adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends on a 1:1 basis, if any, DST is required to treat these awards as participating securities.  Upon adoption of FSP EITF 03-6-1 on January 1, 2009, DST applied this standard retrospectively to all periods prior to 2009.  As presented in the table below, the adoption of FSP EITF 03-6-1 resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the table below (in millions, except per share amounts).

	For the Year Ended December 31, 2008
	First	Second	Third	Fourth
As previously reported	Quarter	Quarter	Quarter	Quarter	Total

Net income	$72.2	$49.9	$50.2	$70.6	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$4.28

	For the Year Ended December 31, 2008
	First	Second	Third	Fourth
As retrospectively restated	Quarter	Quarter	Quarter	Quarter	Total

Net income	$72.2	$49.9	$50.2	$70.6	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this new accounting standard to all periods prior to January 1, 2009 beginning in August 2003 when the senior convertible debentures were issued.  DST used non-convertible interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this accounting standard increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three months ended March 31, 2009 or 2008.  The adoption of this standard required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Earnings Per Share Proposed Accounting Standard

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  The final standard has yet to be issued.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 13.4 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if the senior convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $1.21 and $1.00 (versus reported diluted earnings per share of $1.47 and $1.10) for the three months ended March 31, 2009 and 2008, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2009 was approximately $652.5 million.  The impact of a 10% change in fair value of these investments would be approximately $39.9 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2009, the Company and its joint ventures had approximately $1.3 billion of cash balances maintained in such accounts, of which $841.1 million are maintained at the joint ventures.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.2 million of net income (loss).

At March 31, 2009, the Company had $1.4 billion of debt, of which $715.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $6.5 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2009, the Company’s international subsidiaries had approximately $184.0 million in total assets and for the three months ended March 31, 2009, these international subsidiaries incurred approximately $2.4 million in net losses.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $18.4 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.2 million.

The Company’s international subsidiaries use the local currency as the functional currency.  The Company translates its assets and liabilities at year-end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the year.  While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.  In the operations of its businesses, the Company’s financial results can be affected by changes in equity pricing, interest rates and currency exchange rates.  Changes in interest rates and exchange rates have not materially impacted the consolidated financial position, results of operations or cash flows of the Company.  Changes in equity values of the Company’s investments have had a material effect on the Company’s comprehensive income (loss) and consolidated financial position.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward- looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2008, except that, to reflect our March 31, 2009 acquisition of the remaining fifty percent interest in Argus Health Systems, Inc. (“Argus”), we have inserted a risk factor on Medicare Part D regulations and on investment of client funds and have modified risk factors on government regulations applicable to us and to our clients and claims against us.

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

Events that adversely affect our clients’ businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers’ products and services, adverse conditions in our customers’ markets or adverse economic conditions generally could decrease demand for our products and services and the number of transactions we process.  We cannot always predict the needs of changing industries or whether potential customers will accept our products or services. Concentrating our resources based on trends or events that do not occur as we expected could negatively impact any of our various businesses.

Medicare Part D regulations could change in a manner that decreases demand for Argus Health Systems’ Part D products and services.

Governmental changes in and uncertainties surrounding the Medicare Part D drug benefit could cause the clients of our subsidiary Argus to alter, limit or withdraw prescription drug benefits offered to Medicare-eligible members.  Such actions could lead to a decrease in Argus’ processing of Medicare Part D claims and materially and adversely affect the Company’s revenues.

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

We are subject to intense competition from other established service providers in all industries we serve. Competitors may offer more appealing pricing structures. Some of our clients, or the clients they serve, may develop, have developed or are developing the in-house capacity to perform the transaction processing, recordkeeping, and output services they have paid us to perform.  Some of our competitors and clients have greater financial and human resources and access to capital than we do.

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

A number of our businesses are subject to U.S. or foreign regulatory oversight, as well as privacy, licensing, processing, recordkeeping, reporting and related obligations. Any violation of those obligations or related laws or regulations could expose us or those businesses to costly fines or sanctions or damage our reputation, which could adversely affect our business or financial performance.

Our clients are subject to government regulation that could affect our business.

Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial industry, and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Any violation by our clients of applicable laws and regulations could diminish their business or financial condition and thus their demand for our products and services. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.

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

We cannot always control when and whether events occur, that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions, and costs for starting up significant client operations, for hiring staff, and for developing products.  Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors’ new products or services.

Investment choices with respect to, or market returns on, cash balances we hold in bank accounts as agent on behalf of our clients could adversely affect revenues attributable to such investments.

As part of our transaction processing and other services, we maintain and manage, as agent, bank accounts holding client funds.  We derive investment earnings related to such cash balances.  Our choices in selecting investments, or market conditions that affect the rate of return on or the availability of investments, could have an adverse effect on the level of our revenues attributable to such investments.

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

Our proprietary applications and related services involve the processing of financial transactions for our clients and their customers. The dollar amount of transactions processed is vastly higher than the revenues derived from providing these services. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement, that causes, among other potential issues, processing delays, disclosure of protected information, miscalculations, failure to follow a clients’ instructions, failure of third parties to recognize our role as our clients’ agent, or mishandling of pass-through disbursements or other processes.  Because of the sensitive nature of the financial and healthcare transactions we process, our liability and alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation can include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

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

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and various real estate joint ventures. Our interests in these companies are subject to buy/sell arrangements, which may restrict our ability to sell our interests when we believe it is prudent to do so. These arrangements may also require that we purchase the other owners’ interests to prevent someone else from acquiring them. The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

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

In August 2003, we issued senior convertible senior debentures.  Issuing common stock to settle conversions could be dilutive to the price of our common stock, and settlement of debentures for cash could affect our financial condition, operating results and cash flow. The debentures are convertible into shares of common stock under specified circumstances, which we refer to as Conversion Triggers. We cannot accurately predict when certain Conversion Triggers outside of our control may occur. To satisfy a conversion notice subsequent to a Conversion Trigger, we must deliver our common stock unless we properly notify the holder that we will settle with cash or a combination of cash and shares of common stock. A conversion notice settled with shares will cause additional dilution to existing common shareholders, while a conversion notice settled in cash may require the Company to access credit markets or sell its investments.

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

•      The Company’s Series A senior convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010. The Company believes that there is a probability that a holder of the Series A senior convertible debentures will exercise the “put” when the Company’s common stock share price is below $48.90. Even if the Company’s share price exceeds $48.90, a holder of the Series A senior convertible debentures may choose to exercise the cash put option. Adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A senior convertible debentures if “put” to the Company in August 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	1,975	(1)	37.74		547,010	(2)
February 1 - February 28	27,978	(1)	32.04		2,547,010	(2)
March 1 – March 31	101,241	(1)	27.80	100,000	2,447,010	(2)

(1)   For the three months ended March 31, 2009, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 31,194 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 1,975shares were purchased in January 2009, 27,978 shares were purchased in February 2009 and 1,241 shares were purchased in March 2009.

(2)   On February 20, 2009, DST’s Board of Directors authorized an additional 2.0 million shares to be repurchased under its existing share repurchase plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

(a)   Exhibits:

31.1        Certification of Chief Executive Officer of Registrant

31.2        Certification of Chief Financial Officer of Registrant

32            Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on May 11, 2009.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)