Form 10-Q
period 2009-06-30
DST SYSTEMS INC
filed 2009-08-07
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2009:

Common Stock $0.01 par value – 49,723,229

DST Systems, Inc.

Form 10-Q

June 30, 2009

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$47.2	$78.7
Funds held on behalf of clients	211.3	209.3
Client funding receivable	92.7
Accounts receivable	153.0	198.2
Deferred income taxes	37.9	30.0
Other assets	55.6	40.2
	597.7	556.4

Investments	1,379.1	1,220.8
Properties	528.0	512.3
Intangible assets	44.2	31.2
Goodwill	181.6	118.7
Other assets	61.7	70.0
Total assets	$2,792.3	$2,509.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$124.1	$89.9
Client funds obligations	304.0	209.3
Accounts payable	51.0	51.2
Accrued compensation and benefits	85.9	111.7
Deferred revenues and gains	59.3	59.5
Other liabilities	99.0	94.3
Income taxes payable		36.3
	723.3	652.2

Long-term debt	1,206.7	1,345.4
Income taxes payable	50.4	46.8
Deferred income taxes	254.3	174.8
Other liabilities	62.5	52.0
Total liabilities	2,297.2	2,271.2
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	222.8	212.6
Retained earnings	2,629.9	2,508.0
Treasury stock (45.6 million shares), at cost	(2,683.5)	(2,688.8)
Accumulated other comprehensive income	324.9	205.4
Total stockholders’ equity	495.1	238.2
Total liabilities and stockholders’ equity	$2,792.3	$2,509.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues	$404.5	$426.6	$800.1	$857.4
Out-of-pocket reimbursements	149.5	146.3	314.8	303.3

Total revenues	554.0	572.9	1,114.9	1,160.7

Costs and expenses	454.5	458.9	912.7	931.7
Depreciation and amortization	31.0	31.0	59.3	61.6

Income from operations	68.5	83.0	142.9	167.4

Interest expense	(9.5)	(13.8)	(20.1)	(26.5)
Other income (expense), net	11.2	(2.5)	27.4	(6.9)
Equity in earnings of unconsolidated affiliates	10.5	11.6	16.2	20.3

Income before income taxes	80.7	78.3	166.4	154.3
Income taxes	32.0	28.4	44.5	32.2

Net income	$48.7	$49.9	$121.9	$122.1

Average common shares outstanding	49.7	54.2	49.7	56.4
Average diluted shares outstanding	50.0	59.0	49.9	62.2

Basic earnings per share	$0.98	$0.92	$2.45	$2.16
Diluted earnings per share	$0.97	$0.85	$2.44	$1.96

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Cash flows – operating activities:
Net income	$121.9	$122.1
Depreciation and amortization	59.3	61.6
Net losses on investments	27.0	17.5
Gain on the extinguishment of senior convertible debentures	(5.8)
Gain on equity interest in Argus Health Systems, Inc.	(41.7)
Amortization of share-based compensation	14.2	16.8
Equity in earnings of unconsolidated affiliates	(16.2)	(20.3)
Dividends from unconsolidated affiliates	29.3
Deferred income taxes	(6.3)	(10.8)
Changes in accounts receivable	45.3	36.3
Proceeds from accounts receivable securitization program, net	10.0	30.0
Changes in accounts payable and accrued liabilities	(28.9)	(38.1)
Changes in income taxes payable	(41.5)	(10.6)
Other, net	12.6	3.3
Total adjustments to net income	57.3	85.7
Net	179.2	207.8
Cash flows – investing activities:
Capital expenditures	(39.1)	(38.2)
Investments in and advances to unconsolidated affiliates	(1.8)	(34.9)
Investments in securities	(52.9)	(59.0)
Proceeds from sales/maturities of corporate and client funds investments	43.6	54.9
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	135.1	26.3
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired	(47.8)
Proceeds from sale of Asurion		39.2
Other, net	0.1	(0.4)
Net	37.2	(12.1)
Cash flows – financing activities:
Proceeds from issuance of common stock	4.7	3.7
Principal payments on debt	(7.4)	(34.6)
Repurchases of senior convertible debentures	(121.8)
Net decrease in client funds obligations	(146.1)	(26.3)
Net borrowings on revolving credit facilities	27.6	388.2
Common stock repurchased	(4.9)	(521.3)
Excess tax benefits from share based compensation		0.6
Net	(247.9)	(189.7)
Net increase (decrease) in cash and cash equivalents	(31.5)	6.0
Cash and cash equivalents, beginning of period	78.7	109.4
Cash and cash equivalents, end of period	$47.2	$115.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date these interim financial statements were filed with the SEC.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

2.  Acquisition of Argus Health Systems, Inc.

Prior to March 31, 2009, DST owned a 50% interest in Argus Health Systems, Inc. (“Argus”), which provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs.  On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash.  As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009 rather than recording equity in earnings of Argus.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million on March 31, 2009, which is included in other income (expense), net in the Condensed Consolidated Statement of Income.  DST has preliminarily recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the preliminary purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  Goodwill of $63.0 million arising from the acquisition is comprised of the assembled workforce of Argus and other assets and is included in the Financial Services Segment.  None of the goodwill is expected to be deductible for income tax purposes.  DST believes that the acquisition of Argus complements its existing DST Health Solutions business, increases the size of DST’s healthcare processing capabilities and will enable the Company to provide broader product offerings to new and existing customers.  Argus recorded revenues of approximately $127.7 million during the year ended December 31, 2008.  Assuming the acquisition of the remaining 50% of Argus had occurred January 1, 2008, the Company’s total revenues would have been $1,133.7 million and $1,210.0 million for the six months ended June 30, 2009 and

2008, respectively.  Consolidated proforma net income and diluted earnings per share would not have been materially different from the reported amounts for the six months ended June 30, 2009 and 2008.  The unaudited proforma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2008.

The following table summarizes the consideration paid for Argus and the preliminary allocation of the fair value of Argus to the fair values of assets acquired and liabilities assumed at March 31, 2009 (in millions).  The Company has not yet finalized its accounting of the acquired assets and liabilities assumed; when finalized, it is possible that the amounts appearing in the table below will be adjusted.

Consideration
Cash paid for remaining 50% equity interest in Argus	$57.0
Fair value of DST’s equity interest in Argus before the business combination	57.0
Fair value of Argus	$114.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9.2
Funds held on behalf of clients	148.0
Client funding receivable	99.6
Accounts receivable	16.9
Other current assets	7.5
Properties (includes $26.0 of proprietary software)	31.4
Intangible assets	15.0
Goodwill	63.0
Other non-current assets	2.9
Total assets	393.5

Client funds obligations	247.6
Other current liabilities	16.7
Deferred income tax liabilities	13.9
Non-current liabilities	1.3
Total liabilities	279.5

Net assets acquired	$114.0

3.  Client Funds/Obligations and Reclassification within Consolidated Statement of Cash Flows

Funds Held on Behalf of Clients

The Company had $211.3 million and $209.3 million of funds held on behalf of clients at June 30, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

End of day available client bank balances for full service mutual fund transfer agency clients are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  Based upon the Company’s intent, these invested client balances represent assets that are restricted for use and have been classified as client funds obligations in the Company’s Consolidated Balance Sheet.

Funds received from Argus clients for the payment of pharmacy claims incurred by its members are invested in cash and cash equivalents (credit-quality money market funds), short-term investments and available for sale debt securities (short-term) until the claim payments are presented to the bank.  Certain of these amounts are included in funds held on behalf of clients in the Consolidated Balance Sheet and are also recorded as a client funds obligation liability.  Funds held on behalf of clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to pharmacies, which are classified as client funds obligations in the Company’s Consolidated Balance Sheet.

The Company has reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash inflows and outflows related to client fund investments with original maturities of 90 days or less on a net basis within net increase (decrease) in restricted cash and cash equivalents held to satisfy client fund obligations in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.

Client Funding Receivable

Client funding receivables represent amounts due the Company for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.  Client funding receivables were $92.7 million at June 30, 2009.

Client Funds Obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company.  In addition, client funds obligations include transfer agency client balances invested overnight.  Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $304.0 million and $209.3 million of client funds obligations at June 30, 2009 and December 31, 2008, respectively.

Reclassification within Consolidated Statement of Cash Flows

The Company has reclassified the net increase (decrease) in funds held on behalf of clients (formerly reported under the heading “changes in transfer agency investments”) in the Consolidated Statement of Cash Flows from operating activities to investing activities for all periods presented.  In addition, the Company has reclassified the net increase (decrease) in client funds obligations (formerly reported under the heading “changes in transfer agency deposits”) in the Consolidated Statement of Cash Flows from operating activities to financing activities for all periods presented.

The impacts of the reclassifications were as follows (in millions):

			For the Six	For the Nine
	For the Three Months		Months Ended	Months Ended
	Ended March 31,		June 30,	September 30,	For the Year Ended December 31,
	2009	2008	2008	2008	2008	2007	2006

Cash flows - investing activities:

Net cash provided by (used in) investing activities - as previously reported	$(84.0)	$(37.1)	$(38.4)	$(93.2)	$(110.1)	$865.6	$31.3

Impact of reclassification	73.6	44.9	26.3	(85.8)	(31.9)	(51.8)	(32.2)

Net cash provided by (used in) investing activities - as reclassified	$(10.4)	$7.8	$(12.1)	$(179.0)	$(142.0)	$813.8	$(0.9)

Cash flows - financing activities:

Net cash provided by (used in) financing activities - as previously reported	$(23.8)	$(20.8)	$(163.4)	$(219.6)	$(356.9)	$(868.7)	$(412.5)

Impact of reclassification	(73.6)	(44.9)	(26.3)	85.8	31.9	51.8	32.2

Net cash provided by (used in) financing activities - as reclassified	$(97.4)	$(65.7)	$(189.7)	$(133.8)	$(325.0)	$(816.9)	$(380.3)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

4. Other Current Assets

Included in other current assets are the following items (in millions):

	June 30,	December 31,
	2009	2008

Prepaid expenses	$20.8	$16.5
Inventories	13.1	14.1
Income tax recoverable	12.2
Other	9.5	9.6
	$55.6	$40.2

5.  Investments

Investments are as follows (in millions):

	2009	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2009	2008
Available-for-sale securities:
State Street Corporation	2%	$499.4	$416.1
Computershare Ltd.	5%	215.3	163.4
Euronet Worldwide	4%	36.5	21.9
Other available-for-sale securities		148.3	149.9
		899.5	751.3
Unconsolidated affiliates:
Boston Financial Data Services	50%	149.2	167.4
International Financial Data Services, U.K.	50%	60.8	50.3
International Financial Data Services, L.P.	50%	28.8	24.3
Argus Health Systems			16.8
Unconsolidated real estate affiliates		88.7	89.5
Other unconsolidated affiliates		11.9	9.8
		339.4	358.1
Other:
Trading securities		44.9	34.2
Held-to-maturity		7.3	3.0
Investments, at cost		88.0	74.2
		140.2	111.4
Total investments		$1,379.1	$1,220.8

The Company is a limited partner in various private equity funds.  At June 30, 2009 and December 31, 2008, the Company’s carrying value of these private equity fund investments was approximately $77.2 million and $63.1 million, respectively.  At June 30, 2009, the Company had future capital commitments related to these private equity fund investments of approximately $154.5 million.

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	June 30,	December 31,
	2009	2008

Book cost basis	$369.0	$394.2
Gross unrealized gains	528.5	386.7
Gross unrealized losses	(3.2)	(15.7)
Unrealized gain (loss) from changes in foreign currency exchange rates	5.2	(13.9)
Market value	$899.5	$751.3

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of June 30, 2009 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$23.6	$3.2	$	$	$23.6	$3.2

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

The Company recognized $1.2 million and $26.8 million of investment impairments for the three and six months ended June 30, 2009 and $10.0 million and $20.2 million for the three and six months ended June 30, 2008, which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2009, the Company recorded $0.2 million and $4.2 million of impairments, respectively, compared to $5.8 million for both the three and six months ended June 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net line in the Condensed Consolidated Statement of Income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months*
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

BFDS	$3.1	$4.7	$6.8	$10.6
IFDS, U.K.	2.3	2.9	3.8	5.9
IFDS, L.P.	1.7	1.9	2.6	2.4
Argus		0.1	(1.5)	0.4
Other	3.4	2.0	4.5	1.0
	$10.5	$11.6	$16.2	$20.3

*Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

The Company received a $25.0 million dividend from Boston Financial Data Services, Inc. (“BFDS”) during the six months ended June 30, 2009.  As mentioned above, DST acquired the remaining 50% interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but rather consolidates the Argus results in DST’s financial statements.

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

As of June 30, 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Included in funds held on behalf of clients at June 30, 2009 are approximately $10.7 million of available-for-sale debt securities held to satisfy client funds obligations.  These investments have also been classified as Level 1 in the table below.  In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value.  The Company used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value of the interest rate swap asset has been classified as Level 2 in the table below and is included in other non-current assets in the Condensed Consolidated Balance Sheet.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$899.5	$899.5	$	$

Trading securities	44.9	44.9

Available-for-sale securities held to satisfy client funds obligations	10.7	10.7

Interest rate swap	0.4		0.4
Total	$955.5	$955.1	$0.4	$

At June 30, 2009, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $38.1 million.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior convertible debentures, is considered to approximate fair value at June 30, 2009.

The following table presents the carrying value and estimated fair value for the senior convertible debentures (in millions):

	June 30, 2009
	Carrying Value	Estimated Fair Value

Series A	$418.5	$416.0
Series B	168.3	150.2

Total	$586.8	$566.2

The estimated fair values of the Company’s publicly held senior convertible debentures were based on quoted market prices and are classified as Level 2.

7.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2009, by segment (in millions):

	December 31,				June 30,
	2008	Acquisitions	Disposals	Other	2009

Financial Services	$109.9	$63.0	$	$(0.1)	$172.8
Output Solutions	8.8				8.8

Total	$118.7	$63.0	$	$(0.1)	$181.6

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$51.2	$9.7	$37.2	$8.1
Other	4.8	2.1	3.8	1.7

Total	$56.0	$11.8	$41.0	$9.8

The purchase of the remaining 50% equity interest in Argus resulted in $63.0 million of goodwill, $14.0 million of customer relationship intangible assets, $1.0 million of other intangible assets and $26.0 million of proprietary software (which has been included in properties).  Amortization of intangible assets for the three and six months ended June 30, 2009 was approximately $1.1 million and $2.0 million, respectively.  Amortization of intangible assets for the three and six months ended June 30, 2008 was approximately $1.0 million and $2.0 million, respectively.  The Company estimates, based on a preliminary allocation of purchase price for Argus, that amortization expense attributable to intangible assets recorded as of June 30, 2009 will be approximately $2.3 million for the remainder of 2009, $4.4 million for 2010, $4.1 million for 2011, $3.9 million for 2012, $3.6 million for 2013 and $25.9 million thereafter.

8.  Debt

Senior Convertible Debentures

During the three and six months ended June 30, 2009, the Company recorded a gain of $2.1 million and $5.8 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $61.4 million and $112.9 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures and approximately $12.7 million and $14.7 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures during the three and six months ended June 30, 2009.  The outstanding amount of the Series A and Series B senior convertible debentures were $418.5 million and $168.3 million at June 30, 2009, and were $531.4 million and $179.8 million at December 31, 2008.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted FASB Staff Position (“FSP”) No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this new accounting standard to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued.  DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this accounting standard increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three and six months ended June 30, 2009 or 2008.  The adoption of this standard required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20-year amortization schedule.  At June 30, 2009 and December 31, 2008, amounts outstanding under this agreement were $113.1 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This interest rate swap qualifies as a derivative instrument.

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

The Company’s interest rate swap is a cash flow hedge of future interest payments under the Company’s real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap.  The Company’s risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company’s floating-rate real estate credit agreement.  Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate.  The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the “cumulative dollar offset” method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item.  A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment.  At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap.  SFAS 133 indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction.  At June 30, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was an asset of $0.4 million, which is included in other non-current assets in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the three and six months ended June 30, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 39.7% and 26.7% for the three and six months ended June 30, 2009, respectively, compared to 36.3% and 20.9% for the three and six months ended June 30, 2008, respectively.  The effective tax rate for the three months ended June 30, 2009 as compared to the same period in 2008 was negatively impacted from valuation allowances against current year international operating losses and from lower dividend income, which is taxed at a lower effective tax rate.  The effective tax rate for the six months ended June 30, 2009 and 2008 was less than the statutory federal income tax rate of 35% primarily from certain items in both periods that were given discrete period treatment, which were partially offset by valuation allowances against international operating losses and lower dividend income in 2009.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.  During 2008, the Company recorded an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties), principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.

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

10.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$48.7	$49.9	$121.9	$122.1

Average common shares outstanding	49.7	54.2	49.7	56.4

Incremental shares from assumed conversions of stock options and debenture conversion	0.3	4.8	0.2	5.8

Average diluted shares outstanding	50.0	59.0	49.9	62.2

Basic earnings per share	$0.98	$0.92	$2.45	$2.16
Diluted earnings per share	$0.97	$0.85	$2.44	$1.96

The Company had approximately 49.7 million and 53.3 million shares outstanding at June 30, 2009 and 2008, respectively.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 3.5 million and 3.6 million for the three and six months ended June 30, 2009, respectively.  There were 0.1 million anti-dilutive shares from options to purchase common stock during the three and six months ended June 30, 2008.  The Company issued convertible senior debentures that could have a potentially dilutive effect on the Company’s stock if converted in the future.  At June 30, 2009, outstanding Series A debentures are convertible into 8.5 million shares of common stock and the outstanding Series B debentures are convertible into 3.4 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds $49.08 per share for the Series A bonds and $50.20 for the Series B bonds.  There was additional dilution of approximately 3.5 million shares and 4.4 million shares for the three and six months ended June 30, 2008 related to the Company’s average daily share price exceeding the then prevailing conversion prices per share, but no dilution during the three and six months ended June 30, 2009 because of a decline in the Company’s average share price.

Earnings per share — Participating Securities

DST adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends, if any, on a 1:1 basis, DST is required to treat these awards as participating securities.  Upon adoption of FSP EITF 03-6-1 on January 1, 2009, DST applied this standard retrospectively to all periods prior to 2009.  As presented in the table below, the adoption of FSP EITF 03-6-1 resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the following table (in millions, except per share amounts).

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
As previously reported	2008	2008	2008	2008	2008	2008	2008

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	53.8	52.3	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	61.1	59.2	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$2.27	$3.30	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$2.00	$2.91	$4.28

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
As retrospectively	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
restated	2008	2008	2008	2008	2008	2008	2008

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	56.4	54.9	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	62.2	60.2	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$2.16	$3.14	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$1.96	$2.86	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented.

Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$48.7	$49.9	$121.9	$122.1
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	227.3	(169.8)	130.8	(261.3)
Proportional share of unconsolidated affiliate interest rate swap	0.5	7.1	0.8	(0.5)
Unrealized gain on interest rate swap	2.9		0.4
Less reclassification adjustments for net (gains) losses included in net income	(2.7)	0.1	23.7	10.6
Foreign currency translation adjustments	37.7	7.4	31.5	8.8
Deferred income taxes	(97.5)	61.2	(67.7)	91.5
Other comprehensive income (loss):	168.2	(94.0)	119.5	(150.9)
Comprehensive income (loss)	$216.9	$(44.1)	$241.4	$(28.8)

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $38.1 million and $72.8 million at June 30, 2009 and December 31, 2008, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $19.1 million and $36.4 million at June 30, 2009 and December 31, 2008, respectively.  The Company records in investments its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $6.0 million and $6.8 million of the interest rate swap liability being recorded at June 30, 2009 and December 31, 2008, respectively.

Stock repurchases

At June 30, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 10,000 shares of DST common stock for $0.3 million or approximately $30.00 per share during the three months ended June 30, 2009.  For the six months ended June 30, 2009, the Company repurchased 110,000 shares of DST common stock for $3.1 million at an average cost of $28.52 per share.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.

11.   Accounts Receivable Securitization Program

On May 21, 2009, DST entered into a $175.0 million accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank (the “New Program”).  The New Program replaces DST’s $200.0 million accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a different bank (the “Old Program”), which expired by its terms on May 21, 2009.

Under the terms of the New Program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the “Subsidiary Originators”), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the “SPE”), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit.  DST retains servicing responsibility over the receivables.  The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.  Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors.  The conduit’s purchase commitment will expire on May 20, 2010 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $175.0 million, have been removed from the Condensed Consolidated Balance Sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Condensed Consolidated Balance Sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At June 30, 2009, the total outstanding undivided interest in the receivables held by the conduit under the New Program was $140.0 million.  At December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit under the Old Program was $130.0 million.  The Company received proceeds of $30.0 million from accounts receivable securitizations under the Old Program in April 2009 which resulted in $160.0 million outstanding prior to the expiration of the Old Program on May 21, 2009.  Cash collections from the transferred receivable interests under the Old Program of $160.0 million were remitted to the Old Program conduit on May 21, 2009 upon expiration of the Old Program.  Proceeds received from accounts receivable securitizations under the New Program were $140.0 million.  The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both the Old Program and New Program.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $888.3 million for the six months ended June 30, 2009 consisting of $301.4 million under the New Program and $586.9 million under the Old Program.  A $36.4 million and $32.0 million retained interest in the receivables sold is included in accounts receivable on the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, respectively.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the six months ended June 30, 2009 and for the year ended December 31, 2008.

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

The Company has letters of credit of $8.3 million and $9.0 million outstanding at June 30, 2009 and December 31, 2008, respectively.  Letters of credit are secured by the Company’s debt facility.

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

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at June 30, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a mortgage loan to a 33% owned real estate joint venture.  The loan matures on July 1, 2010.  At June 30, 2009, the Company’s guarantee totaled $1.0 million.

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

At June 30, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

13.  Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”).  This standard changes the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  DST will be required to adopt SFAS 166 on January 1, 2010.  Earlier application of this standard is prohibited.

Besides removing the concept of a QSPE, SFAS 166: a) clarifies the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d) enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

DST currently believes that the adoption of SFAS 166 may require the transfer of accounts receivable under DST’s accounts receivable securitization program to be derecognized resulting in the proceeds received from such transfers being reflected as liabilities on the balance sheet.  DST continues to evaluate this new accounting standard and the impact this standard may have on the consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  DST will be required to adopt SFAS 167 on January 1, 2010.  Earlier application of these standards is prohibited.  The Company has not yet determined the impact that the adoption of SFAS 167 may have on its financial position, results of operations, cash flows, or disclosures.

Earnings per Share Proposed Accounting Standard

The FASB previously issued an exposure draft, revised in August 2008, on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final standard has yet to be issued.  In April 2009, the FASB decided to pause the Earnings per Share project and resume discussion toward the end of 2009.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 11.9 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $586.8 million of the senior convertible debentures at June 30, 2009 would be converted to equity.  The revised SFAS 128 exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Information concerning total assets by reporting segment is as follows (in millions):

	June 30,	December 31,
	2009	2008

Financial Services	$1,545.9	$1,411.6
Output Solutions	244.1	253.3
Investments and Other	1,194.9	1,031.9
Elimination Adjustments	(192.6)	(187.4)
	$2,792.3	$2,509.4

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	For the Three Months Ended June 30, 2009
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$285.6	$115.9	$3.0	$	$404.5
Intersegment operating revenues	2.1	1.6	11.7	(15.4)
Out-of-pocket reimbursements	12.9	137.8	0.2	(1.4)	149.5
Total revenues	300.6	255.3	14.9	(16.8)	554.0

Costs and expenses	219.6	239.4	9.6	(14.1)	454.5
Depreciation and amortization	19.1	10.0	2.6	(0.7)	31.0

Income (loss) from operations	61.9	5.9	2.7	(2.0)	68.5
Other income (expense), net	2.0	0.2	9.1	(0.1)	11.2
Equity in earnings of unconsolidated affiliates	10.4		0.1		10.5

Earnings (loss) before interest and income taxes	$74.3	$6.1	$11.9	$(2.1)	$90.2

	For the Three Months Ended June 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$292.3	$131.1	$3.2	$	$426.6
Intersegment operating revenues	2.2		11.9	(14.1)
Out-of-pocket reimbursements	19.0	127.3	0.1	(0.1)	146.3
Total revenues	313.5	258.4	15.2	(14.2)	572.9

Costs and expenses	218.7	241.5	10.1	(11.4)	458.9
Depreciation and amortization	20.3	9.5	2.0	(0.8)	31.0

Income (loss) from operations	74.5	7.4	3.1	(2.0)	83.0
Other expense, net	(2.2)	(0.2)	(0.1)		(2.5)
Equity in earnings of unconsolidated affiliates	10.0		1.6		11.6

Earnings (loss) before interest and income taxes	$82.3	$7.2	$4.6	$(2.0)	$92.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $9.5 million and $13.8 million for the three months ended June 30, 2009 and 2008, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	For the Six Months Ended June 30, 2009
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$551.1	$242.9	$6.1	$	$800.1
Intersegment operating revenues	4.3	1.6	23.8	(29.7)
Out-of-pocket reimbursements	30.0	286.0	0.3	(1.5)	314.8
Total revenues	585.4	530.5	30.2	(31.2)	1,114.9

Costs and expenses	420.9	498.5	19.3	(26.0)	912.7
Depreciation and amortization	36.6	18.9	5.1	(1.3)	59.3

Income (loss) from operations	127.9	13.1	5.8	(3.9)	142.9
Other income (expense), net	41.6	0.2	(14.3)	(0.1)	27.4
Equity in earnings of unconsolidated affiliates	16.5		(0.3)		16.2

Earnings (loss) before interest and income taxes	$186.0	$13.3	$(8.8)	$(4.0)	$186.5

	For the Six Months Ended June 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$577.2	$273.8	$6.4	$	$857.4
Intersegment operating revenues	4.1		23.7	(27.8)
Out-of-pocket reimbursements	36.8	266.5	0.2	(0.2)	303.3
Total revenues	618.1	540.3	30.3	(28.0)	1,160.7

Costs and expenses	434.0	500.4	20.2	(22.9)	931.7
Depreciation and amortization	40.2	18.7	4.1	(1.4)	61.6

Income (loss) from operations	143.9	21.2	6.0	(3.7)	167.4
Other income (expense), net	(6.7)	(0.4)	0.2		(6.9)
Equity in earnings of unconsolidated affiliates	19.2		1.1		20.3

Earnings (loss) before interest and income taxes	$156.4	$20.8	$7.3	$(3.7)	$180.8

Earnings before interest and income taxes in the segment reporting information above less interest expense of $20.1 million and $26.5 million for the six months ended June 30, 2009 and 2008, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).  Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referred to below in Part II, Item 1A, “Risk Factors.”  Readers are strongly encouraged to consider the factors referred to in such section and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company.  The Company’s reports filed with or furnished to the  SEC  on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company undertakes no obligation to update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, real estate partnerships, banks, brokers, financial planners, healthcare payers, healthcare providers, third party administrators and medical practice groups.  The Company’s proprietary software systems include: a shareowner recordkeeping system for the U.S. that is able to process mutual fund shareowner accounts, subaccounts, defined contribution participants and Real Estate Investment Trust (“REIT”) participants; a unit trust recordkeeping system for international mutual fund companies; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; and healthcare claims administration processing systems and services, including consumer directed healthcare administration solutions, offered to providers of healthcare plans, third party administrators and medical practice groups.

Prior to March 31, 2009, DST owned a 50% interest in Argus Health Systems, Inc. (“Argus”).  Using its proprietary claims processing system, Argus provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs.  On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash.  As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009 rather than recording equity in earnings of Argus.  Argus has been included in the Financial Services Segment.

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

DST Output’s research and development initiatives have resulted in a Digital Press Technology (“DPT”) high-speed color printing and inserting platform.  The new platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing.  DST Output believes DPT is a technologically-differentiated service offering that enables it to provide better and more efficient products and services to clients.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services.  The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture leasing approximately 1.1 million square feet of office space to the U.S. government.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $857.6 million at June 30, 2009, including approximately 10.6 million shares of State Street Corporation (“State Street”), 29.6 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $499.4 million, $215.3 million and $36.5 million, respectively, based on closing exchange values at June 30, 2009.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues
Operating revenues
Financial Services	$287.7	$294.5	$555.4	$581.3
Output Solutions	117.5	131.1	244.5	273.8
Investments and Other	14.7	15.1	29.9	30.1
Elimination Adjustments	(15.4)	(14.1)	(29.7)	(27.8)
	404.5	426.6	800.1	857.4
% change from prior year period	(5.2)%		(6.7)%

Out-of-pocket reimbursements
Financial Services	12.9	19.0	30.0	36.8
Output Solutions	137.8	127.3	286.0	266.5
Investments and Other	0.2	0.1	0.3	0.2
Elimination Adjustments	(1.4)	(0.1)	(1.5)	(0.2)
	149.5	146.3	314.8	303.3
% change from prior year period	2.2%		3.8%

Total revenues	$554.0	$572.9	$1,114.9	$1,160.7
% change from prior year period	(3.3)%		(3.9)%

Income from operations
Financial Services	$61.9	$74.5	$127.9	$143.9
Output Solutions	5.9	7.4	13.1	21.2
Investments and Other	2.7	3.1	5.8	6.0
Elimination Adjustments	(2.0)	(2.0)	(3.9)	(3.7)
	68.5	83.0	142.9	167.4

Interest expense	(9.5)	(13.8)	(20.1)	(26.5)
Other income (expense), net	11.2	(2.5)	27.4	(6.9)
Equity in earnings of unconsolidated affiliates	10.5	11.6	16.2	20.3
Income before income taxes	80.7	78.3	166.4	154.3
Income taxes	32.0	28.4	44.5	32.2
Net income	$48.7	$49.9	$121.9	$122.1

Basic earnings per share	$0.98	$0.92	$2.45	$2.16
Diluted earnings per share	$0.97	$0.85	$2.44	$1.96

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2009 were $554.0 million and $1,114.9 million, respectively, a decrease of $18.9 million or 3.3% and $45.8 million or 3.9% as compared to the three and six months ended June 30, 2008, respectively.  Consolidated operating revenues for the three and six months ended June 30, 2009 decreased $22.1 million or 5.2% and $57.3 million or 6.7%, respectively, compared to the same periods in 2008.  The decreases in consolidated operating revenues are attributable to declines of $13.6 million and $29.3 million in Output Solutions for the three and six months ended June 30, 2009, and declines of $6.8 million and $25.9 million in Financial Services for the three and six months ended June 30, 2009, both as compared to the same periods in 2008.  The declines in Output Solutions were due to lower items mailed and images produced and the effects of changes in foreign currency exchange rates.  The declines in Financial Services resulted from lower international revenues from decreased demand for professional services and changes in foreign currency exchange rates (principally changes between the U.S. Dollar and the British Pound), reductions in mutual fund shareowner processing service revenues, data processing support revenues and AWD software license revenues, partially offset by the inclusion of $22.3 million of incremental operating revenues resulting from the consolidation of Argus Health Systems, Inc. (“Argus”) on March 31, 2009.

Consolidated OOP reimbursements during the three and six months ended June 30, 2009 increased $3.2 million or 2.2% and $11.5 million or 3.8%, respectively, compared to the same periods in 2008.  OOP reimbursements for Output Solutions increased $10.5 million or 8.2% and $19.5 million or 7.3%, respectively, during the three and six months ended June 30, 2009, attributable to an increase in the number of clients where Output Solutions procures postage on behalf of the client, partially offset by lower volumes.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2009 decreased $14.5 million or 17.5% and $24.5 million or 14.6% as compared to the three and six months ended June 30, 2008, respectively.  Financial Services income from operations decreased $12.6 million, attributable to an increase in deferred compensation costs of approximately $5.5 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net), reduced earnings from international operations resulting from declines in professional service revenues and costs associated with reductions in staffing levels, reduced earnings from mutual fund shareowner processing, the consolidation of losses incurred by Argus since March 31, 2009, lower AWD software license revenue and from lower data processing support revenues.  The $1.5 million decrease in Output Solutions during the three months ended June 30, 2009 resulted from lower operating revenues.  Financial Services income from operations decreased $16.0 million during the six months ended June 30, 2009, principally for the same reasons mentioned above.  The decrease in Output Solutions income from operations of $8.1 million during the six months ended June 30, 2009 is primarily attributable to lower operating revenues.

Interest expense

Interest expense for the three and six months ended June 30, 2009 was $9.5 million and $20.1 million, a decrease of $4.3 million or 31.2% and $6.4 million or 24.2%, respectively, compared to the same periods in 2008, primarily from lower average interest rates in 2009.

Other income (expense), net

The components of other income (expense) are as follows (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Gain on equity interest in Argus Health Systems	$	$	$41.7	$
Other than temporary impairments / unrealized losses on available-for-sale securities	(1.2)	(10.0)	(26.8)	(20.2)
Net gains (losses) on private equity funds and other investments	1.3	(5.8)	(3.1)	(5.8)
Net realized gains from sale of available-for-sale securities	4.2	9.8	3.4	9.5
Gain on extinguishment of senior convertible debentures	2.1		5.8
Dividend income	1.3	4.2	4.7	12.1
Interest income	1.4	1.8	2.7	3.5
Miscellaneous items	2.1	(2.5)	(1.0)	(6.0)
Other income (expense), net	$11.2	$(2.5)	$27.4	$(6.9)

Other income (expense), net was a gain of $11.2 million and $27.4 million during the three and six months ended June 30, 2009, respectively, but was a loss of $2.5 million and $6.9 million for the three and six months ended June 30, 2008, respectively.  Several factors included in the table above and explained below contributed to the changes in other income during 2009 and 2008.

The Company recorded a gain of $41.7 million during the six months ended June 30, 2009 related to its purchase of the remaining 50% interest of Argus for $57.0 million.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus on March 31, 2009 was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million.  DST has preliminarily recognized identifiable assets (proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the preliminary purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  DST expects that the inclusion of Argus will be dilutive to 2009 diluted earnings per share.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $1.2 million and $26.8 million of investment impairments for the three and six months ended June 30, 2009, respectively, and $10.0 million and $20.2 million for the three and six months ended June 30, 2008, respectively, which were other than temporary.  The decrease in impairments during the three months ended June 30, 2009, compared to the same period in 2008, is from improved financial market conditions.  The increase in impairments during the six months ended June 30, 2009, compared to the same period in 2008, is from significant declines in securities share prices during the three months ended March 31, 2009 related to adverse economic conditions in the financial and other markets.  The Company records lower of cost or market valuation adjustments on cost method private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2009, the Company recorded $0.2 million and $4.2 million of impairments, respectively, compared to $5.8 million for both the three and six months ended June 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  These private equity fund investment impairments during the three and six months ended June 30, 2009 were partially offset by gains from equity method private equity fund investments.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized gains from sale of available-for-sale securities were $4.2 million and $3.4 million during the three and six months ended June 30, 2009, respectively, compared to $9.8 million and $9.5 million during the three and six months ended June 30, 2008, respectively.

The Company recorded a $2.1 million and $5.8 million gain during the three and six months ended June 30, 2009 associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $61.4 million and $112.9 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures during the three and six months ended June 30 2009, respectively, and repurchased approximately $12.7 million and $14.7 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures during the three and six months ended June 30, 2009, respectively.

The Company receives dividend income from certain investments held, including its investments in State Street Corporation (“State Street”) and Computershare, Ltd. common stock.  Dividend income decreased $2.9 million and $7.4 million during the three and six months ended June 30, 2009 compared to the same periods in 2008.  As previously disclosed, State Street reduced its quarterly dividend in 2009 to $0.01 per share as compared to $0.24 per share in second quarter 2008 and $0.23 per share in first quarter 2008, which resulted in $2.6 million and $5.1 million of lower dividend income for DST during the three and six months ended June 30, 2009.  In addition, approximately $0.3 million and $2.3 million of lower dividend income from other investments was recorded during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, attributable to a reduction of dividends in other available-for-sale securities held and, for the six months ended June 30, 2009, a decline in the Australian dollar.

Interest income was $1.4 million and $2.7 million during the three and six months ended June 30, 2009, respectively, a decrease of $0.4 million and $0.8 million compared to the same periods in 2008.  The decrease in interest income in 2009 is attributable to lower amounts of short-term investments and lower interest rates.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Income from miscellaneous items was $2.1 million during the three months ended June 30, 2009 as compared to a loss of $2.5 million during the same period in 2008.  The increase in other income during 2009 is primarily from unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an increase in costs and expenses), partially offset by higher accounts receivable securitization costs of $0.8 million associated with renewal fees incurred upon replacing the existing $200 million program with a new $175 million program with a new, third-party, multi-seller, asset-backed commercial paper conduit in May 2009.  Loss from miscellaneous items was $1.0 million during the six months ended June 30, 2009 as compared to a loss of $6.0 million during the same period in 2008, a decrease of $5.0 million principally for the reasons mentioned above.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Six Months*
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

BFDS	$3.1	$4.7	$6.8	$10.6
IFDS, U.K.	2.3	2.9	3.8	5.9
IFDS, L.P.	1.7	1.9	2.6	2.4
Argus		0.1	(1.5)	0.4
Other	3.4	2.0	4.5	1.0
	$10.5	$11.6	$16.2	$20.3

*Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

For the three and six months ended June 30, 2009, DST’s equity in earnings of unconsolidated affiliates decreased $1.1 million or 9.5% and $4.1 million or 20.2% compared to the same periods in 2008, attributable to lower equity in earnings of BFDS and IFDS U.K., partially offset by improved results in other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three and six months ended June 30, 2009 decreased $1.6 million and $3.8 million compared to the same periods in 2008, primarily from lower investment earnings resulting principally from lower interest rates on cash balances maintained by BFDS on behalf of customers, lower operating revenues resulting from lower shareowner accounts processed, and lease abandonment costs incurred in second quarter 2009 associated with consolidating operational facilities, partially offset by lower compensation and benefit related costs from lower staffing levels.  Average daily balances invested by BFDS were $0.8 billion during both the three and six months ended June 30, 2009 as compared to $1.0 billion during the same periods in 2008.  Average interest rates earned on the balances declined from 1.85% during the three months ended June 30, 2008 to 0.16% during the three months ended June 30, 2009.  The aggregate effect of these volume and rate declines resulted in an approximate $4.2 million decline in interest earnings by BFDS during the three months ended June 30, 2009, which resulted in a decrease in DST’s equity in earnings of unconsolidated affiliates of approximately $1.3 million.  Average interest rates earned on the balances declined from 2.56% during the six months ended June 30, 2008 to 0.39% during the six months ended June 30, 2009.  The aggregate effect of these volume and rate declines resulted in an approximate $12.2 million decline in interest earnings by BFDS during the six months ended June 30, 2009, which resulted in a decrease in DST’s equity in earnings of unconsolidated affiliates of approximately $3.7 million.

DST’s equity in earnings of IFDS U.K. decreased $0.6 million and $2.1 million during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The decrease in equity in earnings during the three and six months ended June 30, 2009 is primarily attributable to the foreign currency exchange effects between the U.S. Dollar and British Pound.  In addition, higher revenues from higher shareowner accounts serviced were partially offset by higher costs to support new clients during the three and six months ended June 30, 2009.  Accounts serviced by IFDS U.K. were 6.1 million at June 30, 2009, an increase of 0.1 million accounts or 1.7% from March 31, 2009, an increase of 0.2 million accounts or 3.4% from December 31, 2008 and an increase of 0.3 million accounts or 5.2% from June 30, 2008.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $0.2 million during the three months ended June 30, 2009 and increased $0.2 million during the six months ended June 30, 2009 compared to the same periods in 2008.  The decrease during the three months ended June 30, 2009 is attributable to the foreign currency exchange effects between the U.S. dollar, the Canadian dollar and other currencies.  A decline in IFDS Canada shareowner processing revenues during the three months ended June 30,

2009 from lower shareowner accounts serviced was more than offset by a reduction in operating expenses resulting from client conversion costs incurred in the same period during 2008.  The improved results for the six months ended June 30, 2009 were primarily attributable to lower operating costs, which were partially offset by lower operating revenues and the foreign currency exchange effects between the U.S. Dollar and the Canadian Dollar.  Accounts serviced by IFDS Canada were 10.5 million at June 30, 2009, a decrease of 0.1 million accounts or 0.9% from March 31, 2009 and December 31, 2008, and a decrease of 0.2 million accounts or 1.9% from June 30, 2008.

As previously announced, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus’ results into DST’s consolidated financial statements.

DST’s equity in earnings of other unconsolidated affiliates was $3.4 million and $4.5 million for the three and six months ended June 30, 2009, an increase of $1.4 million and $3.5 million compared to the same periods in 2008, primarily from improved results at certain other unconsolidated affiliates, partially offset by the absence of a gain recorded in second quarter 2008 related to the early extinguishment of debt at a real-estate joint venture.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 39.7% and 26.7% for the three and six months ended June 30, 2009, respectively, compared to 36.3% and 20.9% for the three and six months ended June 30, 2008, respectively.  The effective tax rate for the three months ended June 30, 2009 as compared to the same period in 2008 was negatively impacted from valuation allowances against current year international operating losses and from lower dividend income, which is taxed at a lower effective tax rate.

The effective tax rate for the six months ended June 30, 2009 and 2008 was less than the statutory federal income tax rate of 35% primarily from certain items in both periods that were given discrete period treatment, which were partially offset by valuation allowances against international operating losses and lower dividend income in 2009.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.  During 2008, the Company recorded an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities for FIN 48 (including approximately $10.4 million of interest and penalties), principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 39.4% for the remainder of 2009.  The full year 2009 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2009 were $300.6 million and $585.4 million, respectively, a decrease of $12.9 million or 4.1% and $32.7 million or 5.3% compared to the same periods in 2008.  Financial Services Segment operating revenues for the three months ended June 30, 2009 were $287.7 million, a decrease of $6.8 million or 2.3% compared to the same period in 2008.  As previously mentioned, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and now consolidates Argus as a wholly-owned subsidiary.  The consolidation of Argus increased second quarter 2009 Financial Services operating revenues by $27.3 million compared to the same period in 2008, but also resulted in the elimination of $5.0 million of data processing support services provided by DST to Argus as these now represent intercompany revenues.  Absent the $22.3 million incremental increase in operating revenues resulting from the consolidation of Argus, Financial Services operating revenues decreased $29.1 million during second quarter 2009 compared to the same period in 2008.  On this basis, the decrease in Financial Services operating revenues is attributable to lower volumes of international professional services, changes in foreign currency exchange rates, lower mutual fund shareowner processing service revenues, lower AWD software license revenues, lower data processing support revenues and lower DST Health Solutions professional services revenues.

The volume of professional services provided to international financial services clients decreased from continued lower demand for these services amid difficult market conditions.  The effect on international financial services revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies reduced operating revenues by approximately $4.3 million compared to second quarter 2008.  The net decrease in mutual fund shareowner processing service revenues resulted from lower levels of registered accounts serviced and lower TRAC participants processed (principally from a client internalizing its participant accounting operations during third quarter 2008), which were partially offset by 1) the recognition of a $2.1 million termination fee in connection with a previously announced deconversions of a full-service mutual fund client which occurred during the quarter and 2) higher levels of subaccounts serviced.  The decline in AWD software license fees is primarily attributable to strong sales in second quarter 2008 and lower demand in 2009.  Data processing support revenues decreased by approximately $2.5 million due to a previously announced expiration of a contract in June 2008.  The decrease in DST Health Solutions professional services is attributable to lower client demand for professional services.

Financial Services Segment operating revenues for the six months ended June 30, 2009 were $555.4 million, a decrease of $25.9 million or 4.5% compared to the same period in 2008, primarily for the same reasons mentioned above, except the reduction in operating revenues from the effect of foreign currency exchange rates between the U.S. Dollar, the British Pound and other currencies was approximately $14.0 million and the reduction in data processing support revenues was approximately $5.0 million for the six months ended June 30, 2009, as compared to the same period in 2008.

U.S. operating revenues for the three months ended June 30, 2009 were $263.1 million, an increase of $8.1 million or 3.2% compared to the same period in 2008.  Absent the $22.3 million incremental increase in operating revenues resulting from the consolidation of Argus, as mentioned above, U.S. operating revenues decreased $14.2 million compared to the same period in 2008.  On this basis, the decrease during the three months ended June 30, 2009 is attributable to decreases in mutual fund shareowner processing revenues, lower AWD software license revenues, lower data processing support revenues and lower DST Health Solutions professional services revenues.  U.S. operating revenues for the six months ended June 30, 2009 were $506.6 million, an increase of $2.7 million or 0.5% compared to the same period in 2008.  Absent the $22.3 million incremental increase in operating revenues resulting from the consolidation of Argus, U.S. operating revenues decreased $19.6 million compared to the same period in 2008.  On this basis, the decrease during the six months ended June 30, 2009 is primarily due to the same reasons mentioned above.  U.S. mutual fund servicing revenues during the three and six months ended June 30, 2009 decreased approximately 3.0% and 2.0%, respectively, compared to the same periods in 2008, principally from lower accounts serviced.

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	June 30,	March 31,	December 31,	June 30,
	2009	2009	2008	2008

Registered accounts:
Non tax-advantaged	63.7	62.8	65.4	67.0
Tax-advantaged	46.3	45.9	45.8	47.4
	110.0	108.7	111.2	114.4

Subaccounts	8.9	8.7	8.9	5.4
Total	118.9	117.4	120.1	119.8

Total shareowner accounts serviced at June 30, 2009 were 118.9 million, an increase of 1.5 million accounts or 1.3% as compared to March 31, 2009, a decrease of 1.2 million accounts or 1.0 % as compared to December 31, 2008 and a decrease of 0.9 million accounts or 0.8% as compared to June 30, 2008.

Total registered accounts serviced increased 1.3 million accounts or 1.2% from the comparable amount at March 31, 2009, comprised of net increases in existing client accounts of 1.4 million and new client conversions of 1.0 million accounts, partially offset by conversions to non-DST platforms of 1.0 million accounts (0.6 million accounts to non-DST registered account platforms and 0.4 million accounts to non-DST subaccounting platforms) and conversions to DST’s subaccounting platform of 0.1 million accounts.

The 1.2 million decrease in total registered accounts from December 31, 2008 is comprised of conversions to non-DST platforms of 1.6 million accounts (0.6 million accounts to non-DST registered account platforms and 1.0 million accounts to non-DST subaccounting platforms), net decreases in existing client accounts of 0.4 million and conversions to DST’s subaccounting platform of 0.2 million accounts, partially offset by new client conversions of 1.0 million accounts.

The 4.4 million decrease in total registered accounts from June 30, 2008 is comprised of net declines in existing accounts of 4.5 million, transfers to non-DST platforms of 1.9 million accounts (0.6 million accounts to non-DST registered account platforms and 1.3 million accounts to non-DST subaccounting platforms), transfers to DST’s subaccounting platform of 1.0 million accounts, partially offset by new client conversions of 3.0 million accounts.

Tax-advantaged accounts were 46.3 million at June 30, 2009, an increase of 0.4 million accounts or 0.9% as compared to March 31, 2009, an increase of 0.5 million accounts or 1.1% compared to December 31, 2008 and a decrease of 1.1 million accounts or 2.3% as compared to June 30, 2008.  Tax-advantaged accounts represent 42.1% of total registered accounts serviced at June 30, 2009 as compared to 41.4% at June 30, 2008.

Subaccounts serviced were 8.9 million at June 30, 2009, an increase of 0.2 million subaccounts as compared to March 31, 2009.  The increase of 0.2 million subaccounts serviced during second quarter 2009 is due to conversions of 0.1 million registered accounts from TA2000 and increases in existing client subaccounts of 0.1 million.  At June 30, 2009 subaccounts remained unchanged from December 31, 2008 due to conversions of 0.2 million registered accounts from TA2000 offset by declines in existing client accounts of 0.2 million.  The increase of 3.5 million accounts as compared to June 30, 2008 is comprised of new client conversions of 3.7 million accounts, conversions of 1.0 million registered accounts from TA2000, partially offset by net declines in existing customers of 1.2 million accounts.

The Company received three new client commitments during second quarter 2009 representing approximately 0.2 million registered accounts which are expected to convert to TA2000 in 2010.  The Company anticipates that 0.6 million new registered accounts will be converted to TA2000 in the second half of 2009.  DST’s subaccounting clients have indicated they plan to convert 1.0 million new subaccounts to TA2000 Subaccounting from non-DST platforms during the second half of 2009.  In addition, the Company expects 3.4 million registered accounts will convert to subaccounting platforms during the second half of 2009 of which 1.0 million will convert to TA2000 Subaccounting.

In summary, based on accounts serviced at June 30, 2009 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during 2009), total accounts serviced at December 31, 2009 are estimated to be 118.1 million, which would be comprised of 107.2 million registered accounts and 10.9 million subaccounts.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants were 3.4 million at June 30, 2009, a decrease of 0.4 million participants or 10.5% from March 31, 2009 and a decrease of 1.1 million participants or 24.4% from June 30, 2008.  The decline in participants during second quarter 2009 represents a seasonal movement of terminated participants, partially offset by new participant enrollments.  As previously announced and mentioned above, an existing TRAC client internalized its participant accounting during third quarter 2008 resulting in the loss of approximately 1.0 million participants.  As previously reported, the Company has new client commitments for approximately 1.1 million new participants, of which 0.2 million are expected to convert in fourth quarter 2009 and the remainder in 2010.

Pharmacy claims paid by Argus were 94.8 million and 189.8 million during the three and six months ended June 30, 2009, respectively, a decline of 12.7 million claims or 11.8% and 25.1 million or 11.7%  as compared to the same periods in 2008.  The decline in pharmacy claims paid during 2009 as compared to 2008 is attributable to decreased members covered by Argus clients and from client deconversions in late 2008.

Active U.S. AWD workstations were 160,400 at June 30, 2009, an increase of 0.3% over March 31, 2009, an increase of 0.5% over December 31, 2008 and an increase of 71% over June 30, 2008 levels, principally from increased workstations licensed in 2008 related to an expansion of an existing client relationship.

International operating revenues for the three months ended June 30, 2009 were $24.6 million, a decrease of $14.9 million or 37.7% compared to the same period in 2008, primarily from lower volumes of professional service and from the effect on revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies which approximated $4.3 million.  International operating revenues for the six months ended June 30, 2009 were $48.8 million, a decrease of $28.6 million or 37.0% compared to the same period in 2008, primarily for the same reasons mentioned above, except the reduction in operating revenues from the effect of foreign currency exchange rates between the U.S. Dollar, the British Pound and other currencies was approximately $14.0 million for the six months ended June 30, 2009.  Active international AWD workstations were 34,900 at June 30, 2009, unchanged compared to March 31, 2009, and a decrease of 700 workstations or 2.0% compared to December 31, 2008 and June 30, 2008 levels.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions, formerly known as DST International, (investment management systems), DST Health Solutions (medical claims processing systems) and AWD (workflow management and CRM solutions).  Operating revenues include approximately $10.8 million and $21.5 million of software license fee revenues for the three and six months ended June 30, 2009, respectively, a decrease of $4.8 million and $5.2 million compared to the same periods in 2008.  The decrease during 2009 is primarily due to lower AWD and investment management software license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2009 increased $0.9 million or 0.4% and decreased $13.1 million or 3.0% compared to the same periods in 2008.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $12.9 million and $30.0 million during the three and six months ended June 30, 2009, a decrease of $6.1 million and $6.8 million compared to the same periods in 2008.  Excluding reimbursable operating expenses, costs and expenses increased $7.0 million during the three months ended June 30, 2009 to $206.7 million, attributable to: 1) the consolidation of Argus on March 31, 2009; 2) an increase in deferred compensation costs of approximately $5.5 million (the effect of which is offset as unrealized gains on trading securities in other income, net); 3) the inclusion of costs from the acquisition of BlueDoor Technologies Pty Ltd. (“BlueDoor”) on November 14, 2008; and 4) costs of approximately $2.7 million associated with reductions in international staffing levels, partially offset by: a) the foreign currency exchange effects between the U.S. Dollar and other currencies of $5.4 million; b) lower compensation and benefit related costs at both international and domestic operations principally from lower staffing levels; and c)  lower travel related costs.  Excluding reimbursable operating expenses, costs and expenses decreased $6.3 million during the six months ended June 30, 2009 to $390.9 million, primarily from foreign currency exchange effects between the U.S. Dollar and other currencies of $16.5 million, lower compensation and benefit related costs at both international and domestic operations principally from lower staffing levels and lower travel related costs, partially offset by an increase in deferred compensation costs of approximately $5.7 million, the inclusion of costs from the acquisitions of Argus on March 31, 2009 and BlueDoor Technologies Pty Ltd. (“BlueDoor”) on November 14, 2008 and costs of associated with reductions in international staffing levels.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2009 decreased $1.2 million or 5.9% and $3.6 million or 9.0%, respectively, compared to the same periods in 2008.  The decrease during the three and six months ended June 30, 2009 is attributable to certain assets becoming fully depreciated in 2009 and lower depreciation on capitalized software, partially offset by $1.5 million and $1.9 million of increased intangible asset amortization expense for the three and six months ended June 30, 2009, respectively, from the acquisition of Argus and BlueDoor.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2009 was $61.9 million and $127.9 million, respectively, a decrease of $12.6 million or 16.9% and $16.0 million or 11.1% compared to the same periods in 2008.  The decrease in Financial Services income from operations during the three months ended June 30, 2009 is attributable to an increase in deferred compensation costs of approximately $5.5 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net), reduced earnings from international operations resulting from declines in professional services revenues and costs associated with reductions in staffing levels, reduced earnings from mutual fund shareowner processing, the consolidation of losses incurred by Argus since March 31, 2009 resulting from lower paid claims processed, lower investment earnings on cash balances maintained on behalf of clients and intangible amortization resulting from the purchase, lower AWD software license revenue and lower data processing support revenues.  The decrease in Financial Services income from operations during the six months ended June 30, 2009 is principally for the same reasons mentioned above, except the amount of increased deferred compensation costs was approximately $5.7 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net) for the six months ended June 30, 2009.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2009 were $255.3 million and $530.5 million, respectively, a decrease of $3.1 million or 1.2% or $9.8 million or 1.8% compared to the same periods in 2008.  Output Solutions Segment operating revenues for the three months ended June 30, 2009 were $117.5 million, a decrease of $13.6 million or 10.4%, compared to the same period in 2008, principally from lower items mailed and images produced in the U.S. and foreign currency exchange effects of approximately $2.5 million between the U.S. Dollar and both the British Pound and Canadian Dollar, partially offset by higher revenues from new Canadian clients.  Output Solutions Segment operating revenues for the six months ended June 30, 2009 were

$244.5 million, a decrease of $29.3 million or 10.7%, compared to the same period in 2008, primarily for the same reasons mentioned above, except the foreign currency exchange effect was approximately $7.5 million for the six months ended June 30, 2009.  Out-of-pocket revenues for the three and six months ended June 30, 2009 were $137.8 million and $286.0 million, respectively, an increase of $10.5 million or 8.2% and $19.5 million or 7.3% compared to the same periods in 2008, primarily attributable to an increase in the number of clients where Output Solutions procures postage on behalf of the client, partially offset by lower volumes.

Items mailed during the three and six months ended June 30, 2009 were 568.7 million and 1,150.2 million, respectively, a decrease of 1.1% and 3.6% compared to the same periods in 2008.  The decrease in items mailed for the three months ended June 30, 3009 compared to the same period in 2008, is due to lower volumes from existing customers, partially offset by volumes from new clients.  The decrease in the six months ended June 30, 2009, compared to the same period in 2008, is due to the same reasons mentioned above and from a special privacy notice completed in 2008 that did not recur in 2009.  Images produced during the three and six months ended June 30, 2009 were 3.1 billion and 6.2 billion,  respectively, a decrease of 8.8% and 13.9% compared to the same periods in 2008.  The decrease in images produced for the three months ended June 30, 2009, compared to the same period in 2008, is due to lower volumes from existing clients and certain telecommunications clients reducing the amount of transaction information included on invoices thereby lowering total images produced, partially offset by new client volumes.  The decrease in images produced for the six months ended June 30, 2009, compared to the same period in 2008, is due to the same reasons mentioned above and the absence of the privacy mailing previously mentioned.  The decrease in images produced experienced in 2008 and the first six months of 2009 is expected to continue through third quarter 2009.

During second quarter 2009, Output Solutions received four new client commitments representing, when fully transitioned, approximately 300 million of aggregate packages annually (75 million packages quarterly), based on current volume levels.  Output Solutions began processing for two of the new clients during second quarter 2009 and mailed approximately 21.9 million packages on behalf of these new clients during the quarter.  Full conversion activities related to these four clients is expected to be completed during the third and fourth quarters of 2009.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2009 decreased $2.1 million or 0.9% and $1.9 million or 0.4%, respectively, compared to the same periods in 2008.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $137.8 million and $286.0 million during the three and six months ended June 30, 2009, respectively, an increase of $10.5 million and $19.5 million compared to the same periods in 2008, primarily attributable to increases in customer postage.  Excluding reimbursable operating expenses, costs and expenses decreased $12.6 million or 11.0% during the three months ended June 30, 2009 to $101.6 million, primarily from lower personnel and material costs from lower processing volumes, lower equipment costs from the implementation of owned digital print technologies and lower costs related to the effect of foreign currency exchange rates of approximately $2.3 million.  Excluding reimbursable operating expenses, costs and expenses decreased $21.4 million or 9.1% during the six months ended June 30, 2009 to $212.5 million, primarily from lower personnel and material costs from lower processing volumes, lower equipment costs from the implementation of owned digital print technologies and lower costs related to the effect of foreign currency exchange rates of approximately $6.7 million.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three and six months ended June 30, 2009 increased $0.5 million or 5.3% and $0.2 million or 1.1%, respectively, compared to the same periods in 2008.  The increase during the three months ended June 30, 2009 is attributable to increased depreciation from equipment to support expanded postal processing offerings and new clients.  The increase in the six months ended June 30, 2009 is attributable to the same reasons mentioned above, partially offset by the Company’s use of accelerated depreciation methods.

Income from operations

Output Solutions Segment income from operations for the three and six months ended June 30, 2009 was $5.9 million and $13.1 million, respectively, a decrease of $1.5 million or 20.3% and $8.1 million or 38.2% compared to the same periods in 2008.  Decreases in items mailed and images produced during the three and six months ended June 30, 2009 resulted in lower operating revenues for 2009.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.9 million and $30.2 million for the three and six months ended June 30, 2009, a decrease of $0.3 million or 2.0% and $0.1 million or 0.3% compared to the same periods in 2008.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.7 million and $29.9 million for the three and six months ended June 30, 2009, respectively, a decrease of $0.4 million or 2.6% and $0.2 million or 0.7% compared to the same periods in 2008, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $0.5 million and $0.9 million during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower rent expense from purchasing a building in December 2008 that was previously leased.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $0.6 million and $1.0 million during the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily from more buildings owned in 2009.

Income from operations

Investments and Other Segment income from operations was $2.7 million and $5.8 million for the three and six months ended June 30, 2009, respectively, a decrease of $0.4 million or 12.9% and $0.2 million or 3.3% compared to the same periods in 2008, attributable to lower revenues.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30,	December 31,
	2009	2008

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	63.7	65.4
Tax-advantaged:
IRA mutual fund accounts	26.9	27.0
Other retirement accounts	10.1	9.9
Section 529 and Educational IRA’s	9.3	8.9
	46.3	45.8
Total registered accounts	110.0	111.2
Subaccounts	8.9	8.9
Total accounts serviced	118.9	120.1

International
United Kingdom (1)	6.1	5.9
Canada (2)	10.5	10.6

TRAC participants (millions)	3.4	3.7
Automated Work Distributor workstations (thousands)	195.3	195.2
DST Health Solutions covered lives (millions)	23.4	23.4

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	94.8	107.5	189.8	214.9

Output Solutions Operating Data
Images produced (billions)	3.1	3.4	6.2	7.2
Items mailed (billions)	0.6	0.6	1.2	1.2

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(3)           Argus Health Systems, Inc. became a wholly-owned subsidiary of DST on March 31, 2009 when DST acquired the remaining 50% equity interest.  Paid claims operating data for periods other than the three months ended June 30, 2009, when DST did not control Argus, is for informational purposes only.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, and payments on debt.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2009 and 2008 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $179.2 million and $207.8 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease in operating cash flows during 2009 is primarily attributable to lower earnings in 2009 (as adjusted for non-cash items included in the determination of net income, principally the $41.7 million gain on equity interest of Argus) and negative working capital changes from higher payments in 2009 for income taxes, partially offset by $29.3 million of dividends received in 2009 from unconsolidated affiliates (principally Boston Financial Data Services).  The Company had $47.2 million of cash and cash equivalents at June 30, 2009, a decrease of $31.5 million from December 31, 2008.  Operating cash flows during 2009 resulted principally from net income of $121.9 million adjusted for non-cash items included in the determination of net income, including the $41.7 million gain on equity interest of Argus, depreciation and amortization expense of $59.3 million and equity in earnings of unconsolidated affiliates of $16.2 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $28.9 million, decreases in income taxes payable of $41.5 million and decreases in accounts receivable of $55.3 million.

The Company received proceeds of $30.0 million from accounts receivable securitizations under the Company’s accounts receivable securitization program in April 2009 prior to the expiration of the program on May 21, 2009.  Cash collections from the transferred receivable interests under the Company’s former accounts receivable securitization program of $160.0 million were remitted to the commercial paper conduit on May 21, 2009 upon expiration of the program.  Proceeds received from accounts receivable securitizations under the new $175 million accounts receivable program entered on May 21, 2009 were $140.0 million.  The Consolidated Statement of Cash Flows for the six months ended June 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both accounts receivable securitization programs in 2009.  The Company received proceeds from accounts receivable securitizations of $30.0 million during the six months ended June 30, 2008.

Investing Activities

Cash flows provided by investing activities were $37.2 million during the six months ended June 30, 2009 compared to $12.1 million of cash flows used by investing activities during the six months ended June 30, 2008.  Investing cash outflows during 2009 for the step acquisition of Argus of $47.8 million, net, were more than offset by investing inflow proceeds of $135.1 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients.  Investing cash flows during 2008 included $39.2 million of cash proceeds from Asurion and a $26.3 million reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency clients, partially offset by a $34.5 million loan to an unconsolidated real-estate affiliate.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Six Months
	Ended June 30,
	2009	2008
Financial Services Segment	$19.2	$21.3
Output Solutions Segment	16.6	9.9
Investments and Other Segment	3.3	7.0
	$39.1	$38.2

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company made $52.9 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2009 compared to $59.0 million during the six months ended June 30, 2008.  During the six months ended June 30, 2009, the Company received $43.6 million from the sale of investments in available-for-sale securities and other investments as compared to $54.9 million during the six months ended June 30, 2008.

Acquisition of Argus

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus and DST as of this acquisition date.  The purchase price for the remaining 50% equity interest was $57.0 million in cash, but $9.2 million of cash acquired upon consolidation of Argus decreases the reported amount paid in the statement of cash flows to $47.8 million.  As required by generally accepted accounting principles, the Company adopted SFAS No. 141(R), “Business Combinations,” (“SFAS 141R”), on January 1, 2009.  In accordance with SFAS 141R, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million, which is included in other income (expense), net in the Condensed Consolidated Statement of Income.  DST has preliminarily recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.

Funds Held on Behalf of Clients

The Company had $211.3 million and $209.3 million of funds held on behalf of clients at June 30, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

End of day available client bank balances for full service mutual fund transfer agency clients are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  Based upon the Company’s intent, these invested client balances represent assets that are restricted for use and have been classified as client funds obligations in the Company’s Consolidated Balance Sheet.

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus with DST as of this acquisition date.  Funds received from Argus clients for the payment of pharmacy claims incurred by its members are invested in cash and cash equivalents (credit-quality money market funds), short-term investments and available for sale debt securities (short-term) until the claim payments are presented to the bank.  Certain of these amounts are included in funds held on behalf of clients in the Consolidated Balance Sheet and are also recorded as a client funds obligation liability.  Funds held on behalf of clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to pharmacies, which are classified as client funds obligations in the Company’s Consolidated Balance Sheet.

The Company has reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash inflows and outflows related to client fund investments with original maturities of 90 days or less on a net basis within net increase (decrease) in restricted cash and cash equivalents held to satisfy client fund obligations in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.

Financing Activities

Cash flows used by financing activities were $247.9 million and $189.7 million for the six months ended June 30, 2009 and 2008, respectively.  Cash outflows from the repurchase of senior convertible debentures of $121.8 million and share repurchases of $4.9 million were partially offset by borrowings under the loan with BFDS and the syndicated line of credit facility in the aggregate amount of $27.6 million.  Client funds obligations decreased $146.1 million during the six months ended June 30, 2009 as compared to $26.3 million during the six months ended June 30, 2008.  During the six months ended June 30, 2008, cash outflows from share repurchase activities of $521.3 million were mostly offset by $388.2 million of cash inflows from borrowings on revolving credit facilities.

Common Stock Issuances and Repurchases

The Company received proceeds of $4.7 million and $3.7 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 110,000 shares of DST common stock for $3.1 million or approximately $28.52 per share during the six months ended June 30, 2009.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company repurchased 7,623,665 shares of DST common stock during the six months ended June 30, 2008 at a cost of $516.6 million.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $1.8 million and $4.7 million during the six months ended June 30, 2009 and 2008, respectively.

Client Funds Obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company.  In addition, client funds obligations include transfer agency client balances invested overnight.  Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $304.0 million and $209.3 million of client funds obligations at June 30, 2009 and December 31, 2008, respectively.

Off Balance Sheet Obligations

As of June 30, 2009, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program.

On May 21, 2009, DST entered into a $175.0 million accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank (the “New Program”).  The New Program replaces DST’s $200.0 million accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a different bank (the “Old Program”), which expired by its terms on May 21, 2009.

Under the terms of the New Program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the “Subsidiary Originators”), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the “SPE”), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit.  DST retains servicing responsibility over the receivables.  The assets of the SPE are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.  Further, neither DST nor the SPE guarantees collectability of the receivables or the creditworthiness of obligors.  The conduit’s purchase commitment will expire on May 20, 2010 unless otherwise extended in accordance with the program agreements.

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $175.0 million, have been removed from the Condensed Consolidated Balance Sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Condensed Consolidated Balance Sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At June 30, 2009, the total outstanding undivided interest in the receivables held by the conduit under the New Program was $140.0 million.  At December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit under the Old Program was $130.0 million.  The Company received proceeds of $30.0 million from accounts receivable securitizations under the Old Program in April 2009 which resulted in $160.0 million outstanding prior to the expiration of the Old Program on May 21, 2009.  Cash collections from the transferred receivable interests under the Old Program of $160.0 million were remitted to the Old Program conduit on May 21, 2009 upon expiration of the Old Program.  Proceeds received from accounts receivable securitizations under the New Program were $140.0 million.  The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both the Old Program and New Program.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $888.3 million for the six months ended June 30, 2009 consisting of $301.4 million under the New Program and $586.9 million under the Old Program.  A $36.4 million and $32.0 million retained interest in the receivables sold is included in accounts receivable on the Condensed Consolidated Balance Sheet at June 30, 2009 and December 31, 2008, respectively.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the six months ended June 30, 2009 and for the year ended December 31, 2008.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; and secured borrowings, including the September 2008 real estate credit agreement.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its revolving line of credit facilities increased $27.6 million during the six months ended June 30, 2009.  The Company had $1,330.8 million and $1,435.3 million of debt outstanding at June 30, 2009 and December 31, 2008, respectively.

Senior Convertible Debentures

During the six months ended June 30, 2009, the Company recorded a gain of $5.8 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $112.9 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures and approximately $14.7 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures.  The outstanding amount of the Series A and Series B senior convertible debentures were $418.5 million and $168.3 million at June 30, 2009 and were $531.4 million and $179.8 million at December 31, 2008.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20-year amortization schedule.  At June 30, 2009 and December 31, 2008, amounts outstanding under this agreement were $113.1 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This cash flow hedge is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  At June 30, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was an asset of $0.4 million, which is included in other non-current assets in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the six months ended June 30, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Company’s Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities (which were $899.5 million at June 30, 2009) and other investments.  On July 1, 2010, the Company’s $600 million syndicated line of credit facility matures.  At June 30, 2009, the Company had approximately $480 million outstanding under this facility.  In addition, the Company’s Series A convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010.  The Company believes that there is a higher probability that a holder of the Series A convertible bonds will exercise the “put” if the Company’s common stock share price is below $49.08.  Even if the Company’s share price exceeds $49.08, a holder of the Series A convertible debentures may choose to exercise the cash put option.  Adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A convertible debentures if “put” to the Company in August 2010.  The Company had $418.5 million of Series A senior convertible debentures outstanding at June 30, 2009.  The Company is developing refinancing strategies to replace its existing facilities and fund any convertible debenture settlements that may be entered during the next twelve months.  Based on current market conditions, the Company believes that interest rates on replacement debt facilities could range from 3% to 7% higher than existing interest rates on the Company’s currently placed debt.

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

At June 30, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

OTHER

Comprehensive income (loss)

The Company’s comprehensive income totaled $216.9 million and $241.4 million for the three and six months ended June 30, 2009, respectively, compared to a comprehensive loss of $44.1 million and $28.8 million for the three and six months ended June 30, 2008.  Comprehensive income (loss) includes net income of $48.7 million and $121.9 million for the three  and six months ended June 30, 2009 compared to net income of $49.9 million and $122.2 million for the three and six months ended June 30, 2008, respectively, and other comprehensive income of $168.2 million and $119.5 million for the three and six months ended June 30, 2009 compared to other comprehensive loss of $94.0 million and $150.9 million for the three and six months ended June 30, 2008, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on the Company’s interest rate swap, unrealized gain (loss) on the Company’s proportional share of unconsolidated affiliates interest rate swaps up to the carrying amount of the investment and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At June 30, 2009, the Company’s available-for-sale securities had unrealized holding losses of $3.2 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at June 30, 2009 are other than temporary.

The Company recognized investment impairments which were other than temporary of $1.2 million and $26.8 million for the three and six months ended June 30, 2009, respectively, compared to $10.0 million and $20.2 million for the three and six months ended June 30, 2008, respectively.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2009, the Company recorded $0.2 million and $4.2 million of impairments, respectively, compared to $5.8 million for both the three and six months ended June 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  The impairments related primarily to investments in the Financial Services and Investments and Other Segments.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net, in the Condensed Consolidated Statement of Income.

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

Accounting Standards

Earnings per share — Participating Securities

DST adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) on January 1, 2009.  Under FSP EITF 03-6-1, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends, if any, on a 1:1 basis, DST is required to treat these awards as participating securities.  Upon adoption of FSP EITF 03-6-1 on January 1, 2009, DST applied this standard retrospectively to all periods prior to 2009.  As presented in the table below, the adoption of FSP EITF 03-6-1 resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the table below (in millions, except per share amounts).

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
As previously reported	2008	2008	2008	2008	2008	2008	2008

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	53.8	52.3	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	61.1	59.2	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$2.27	$3.30	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$2.00	$2.91	$4.28

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
As retrospectively	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
restated	2008	2008	2008	2008	2008	2008	2008

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	56.4	54.9	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	62.2	60.2	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$2.16	$3.14	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$1.96	$2.86	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented.

Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted FSP No.  APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this new accounting standard to all periods prior to January 1, 2009 beginning in August 2003 when the senior convertible debentures were issued.  DST used non-convertible interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this accounting standard increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three and six months ended June 30, 2009 or 2008.  The adoption of this standard required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Earnings per Share Proposed Accounting Standard

The Financial Accounting Standards Board (the “FASB”) previously issued an exposure draft on a proposed accounting standard that would amend SFAS No. 128, “Earnings per Share” (“SFAS 128”), to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final standard has yet to be issued.  In April 2009, the FASB decided to pause the Earnings per Share project and resume discussion toward the end of 2009.

The proposed amendment, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under SFAS 128, if amended as proposed.  Retrospective application would be required for all changes to SFAS 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this statement, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share under the revised SFAS 128 “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by 11.9 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if the senior convertible debentures would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $0.84 and $0.76 (versus reported diluted earnings per share of $0.97 and $0.85) for the three months ended June 30, 2009 and 2008, respectively, and $2.05 and $1.76 (versus reported diluted earnings per share of $2.44 and $1.96) for the six months ended June 30, 2009 and 2008, respectively.  The above pro-forma information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”).  This standard changes the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  DST will be required to adopt SFAS 166 on January 1, 2010.  Earlier application of this standard is prohibited.

Besides removing the concept of a QSPE, SFAS 166: a) clarifies the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d) enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

DST currently believes that the adoption of SFAS 166 may require the transfer of accounts receivable under DST’s accounts receivable securitization program to be derecognized resulting in the proceeds received from such transfers being reflected as liabilities on the balance sheet.  DST continues to evaluate this new accounting standard and the impact this standard may have on the consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  DST will be required to adopt SFAS 167 on January 1, 2010.  Earlier application of these standards is prohibited.  The Company has not yet determined the impact that the adoption of SFAS 167 may have on its financial position, results of operations, cash flows, or disclosures.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2009 was approximately $899.5 million.  The impact of a 10% change in fair value of these investments would be approximately $54.9 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  At June 30, 2009, the Company and its BFDS  had approximately $1.3 billion of cash balances maintained in such accounts, of which $0.8 billion are maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.1 million of net income (loss).

At June 30, 2009, the Company had $1.3 billion of debt, of which $710.0 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $19.1 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2009, the Company’s international subsidiaries had approximately $186.5 million in total assets and for the three and six months ended June 30, 2009, these international subsidiaries incurred approximately $3.5 million and $5.9 million in net losses, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $18.6 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.6 million during the six months ended June 30, 2009.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of June 30, 2009.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our clients use computer technology based products and services in the complex and rapidly changing markets in which they operate.  We must substantially invest in technology and systems to meet customer demand for transaction processing and volume capacities.  If we do not meet clients’ technology and capacity demands in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our businesses could be adversely affected.

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

•                  In connection with any potential alteration of the Company’s syndicated revolving credit facility to meet a business need, it is possible that the syndicate of banks could increase interest rates as part of the terms of amending the facility, which could adversely impact the Company’s interest expense and cash flow.

•                  The Company’s Series A senior convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010.  The Company believes that there is a higher probability that a holder of the Series A senior convertible debentures will exercise the “put” when the Company’s common stock share price is below $49.08.  Even if the Company’s share price exceeds $49.08, a holder of the Series A senior convertible debentures may choose to exercise the cash put option.  Adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A senior convertible debentures if “put” to the Company in August 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	710(1)	35.73		2,447,010(2)
May 1 – May 31	23,907(1)	37.44	10,000	2,437,010(2)
June 1 – June 30	6,011(1)	36.78		2,437,010(2)

(1)          For the three months ended June 30, 2009, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 20,628 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 710 shares were purchased in April 2009, 13,907 shares were purchased in May 2009 and 6,011 shares were purchased in June 2009.

(2)          The Company’s existing share repurchase plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 12, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual Meeting.  Each of these matters is fully described in the Company’s Definitive Proxy Statement dated March 23, 2009.  A total of 44,212,132 shares of common stock, or 88.93% of the shares of Common Stock outstanding on the record date, were present in person or by proxy at the annual meeting.  These shares were voted on the following matters as follows:

1)              Election of three directors for terms ending in 2012:

	Thomas A.	William C.	Travis E.
	McCullough	Nelson	Reed

For	43,635,411	43,478,831	43,514,457
Withheld	576,721	733,301	697,675

Total	44,212,132	44,212,132	44,212,132

The terms of office of Directors A. Edward Allinson, Michael G. Fitt and Robert T. Jackson will expire at the Annual Meeting of Stockholders in 2010.  The terms of office of Directors George L. Argyros, Thomas A. McDonnell and M. Jeannine Strandjord will expire at the Annual Meeting of Stockholders in 2011.

2)  Ratification of the DST Audit Committee’s Selection of Independent Registered Public Accounting Firm:

For	43,562,770
Against	532,070
Abstaining	117,292

Total	44,212,132

Based upon votes required for approval, the matter passed.

If a stockholder desires to have a proposal included in DST’s Proxy Statement for the annual meeting of stockholders to be held in 2010, the Corporate Secretary of DST must receive such proposal on or before November 23, 2009, and the proposal must comply with the applicable SEC laws and rules and the procedures set forth in the DST By-laws.

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)	Exhibits:

10.1

Amendment No. 1, dated as of June 30, 2009, to Receivables Purchase Agreement dated as of May 21, 2009, among Fountain City Finance, LLC, Enterprise Funding Company LLC, Bank of America, National Association, DST Systems, Inc., and certain DST Systems, Inc. subsidiaries, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2009 (Commission File No. 1-14036)

	31.1	Certification of Chief Executive Officer of Registrant
	31.2	Certification of Chief Financial Officer of Registrant
	32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on August 7, 2009.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)