Form 10-Q
period 2009-09-30
DST SYSTEMS INC
filed 2009-11-05
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares outstanding of the Company’s common stock as of October 30, 2009:

Common Stock $0.01 par value – 49,720,650

DST Systems, Inc.

Form 10-Q

September 30, 2009

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2009

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$96.2	$78.7
Funds held on behalf of clients	213.2	209.3
Client funding receivable	98.4
Accounts receivable	141.6	198.2
Deferred income taxes	33.1	30.0
Other assets	61.0	40.2
	643.5	556.4

Investments	1,511.6	1,220.8
Properties	530.5	512.3
Intangible assets	43.0	31.2
Goodwill	181.6	118.7
Other assets	62.6	70.0
Total assets	$2,972.8	$2,509.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$765.1	$89.9
Client funds obligations	311.6	209.3
Accounts payable	54.6	51.2
Accrued compensation and benefits	98.1	111.7
Deferred revenues and gains	51.7	59.5
Other liabilities	88.8	94.3
Income taxes payable		36.3
	1,369.9	652.2

Long-term debt	498.4	1,345.4
Income taxes payable	51.4	46.8
Deferred income taxes	336.1	174.8
Other liabilities	67.0	52.0
Total liabilities	2,322.8	2,271.2
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	228.5	212.6
Retained earnings	2,690.8	2,508.0
Treasury stock (45.6 million shares), at cost	(2,682.2)	(2,688.8)
Accumulated other comprehensive income	411.9	205.4
Total stockholders’ equity	650.0	238.2
Total liabilities and stockholders’ equity	$2,972.8	$2,509.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Operating revenues	$395.6	$414.2	$1,195.7	$1,271.6
Out-of-pocket reimbursements	156.1	146.2	470.9	449.5

Total revenues	551.7	560.4	1,666.6	1,721.1

Costs and expenses	454.6	449.3	1,367.3	1,381.0
Depreciation and amortization	34.5	32.2	93.8	93.8

Income from operations	62.6	78.9	205.5	246.3

Interest expense	(8.8)	(13.8)	(28.9)	(40.3)
Other income (expense), net	33.2	2.8	60.6	(4.1)
Equity in earnings of unconsolidated affiliates	7.8	9.0	24.0	29.3

Income before income taxes	94.8	76.9	261.2	231.2
Income taxes	33.9	26.7	78.4	58.9

Net income	$60.9	$50.2	$182.8	$172.3

Average common shares outstanding	49.7	51.9	49.7	54.9
Average diluted shares outstanding	50.2	56.2	50.0	60.2

Basic earnings per share	$1.22	$0.97	$3.68	$3.14
Diluted earnings per share	$1.21	$0.90	$3.65	$2.86

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

 Condensed Consolidated Statement of Cash Flows

 (in millions)

 (unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
Cash flows — operating activities:
Net income	$182.8	$172.3
Depreciation and amortization	93.8	93.8
Net losses on investments	4.8	22.7
Gain on the extinguishment of senior convertible debentures	(5.9)
Gain on equity interest in Argus Health Systems, Inc.	(41.7)
Amortization of share-based compensation	21.2	25.1
Equity in earnings of unconsolidated affiliates	(24.0)	(29.3)
Dividends from unconsolidated affiliates	29.3
Deferred income taxes	25.7	1.9
Changes in accounts receivable	56.7	55.5
Proceeds from accounts receivable securitization program, net	10.0	30.0
Changes in accounts payable and accrued liabilities	(25.8)	(42.6)
Changes in income taxes payable	(41.0)	(15.9)
Other, net	3.1	(10.6)
Total adjustments to net income	106.2	130.6
Net	289.0	302.9
Cash flows — investing activities:
Capital expenditures	(70.2)	(79.7)
Proceeds from (investments in and advances to) unconsolidated affiliates	1.0	(34.4)
Investments in securities	(72.3)	(91.5)
Proceeds from sales/maturities of corporate and client funds investments	102.1	73.5
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	132.7	(85.8)
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired	(47.8)
Proceeds from sale of Asurion		39.2
Other, net	0.3	(0.3)
Net	45.8	(179.0)
Cash flows — financing activities:
Proceeds from issuance of common stock	7.1	4.7
Principal payments on debt	(11.2)	(36.8)
Repurchases of senior convertible debentures	(131.3)
Net increase (decrease) in client funds obligations	(144.2)	85.8
Proceeds from real estate credit agreement		114.0
Net borrowings (repayments) on revolving credit facilities	(30.1)	394.7
Common stock repurchased	(7.6)	(697.4)
Excess tax benefits from share based compensation		1.2
Net	(317.3)	(133.8)
Net increase (decrease) in cash and cash equivalents	17.5	(9.9)
Cash and cash equivalents, beginning of period	78.7	109.4
Cash and cash equivalents, end of period	$96.2	$99.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date these interim financial statements were filed with the SEC.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

2.  Acquisition of Argus Health Systems, Inc.

Prior to March 31, 2009, DST owned a 50% interest in Argus Health Systems, Inc. (“Argus”), which provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs.  On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash.  As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009 rather than recording equity in earnings of Argus.  On January 1, 2009 as required by generally accepted accounting principles, the Company adopted new accounting guidance for business combinations.  In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million on March 31, 2009, which is included in other income (expense), net in the Condensed Consolidated Statement of Income.  DST has recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  Goodwill of $63.0 million arising from the acquisition is comprised of the assembled workforce of Argus and other assets and is included in the Financial Services Segment.  None of the goodwill is expected to be deductible for income tax purposes.  DST believes that the acquisition of Argus complements its existing DST Health Solutions business, increases the size of DST’s healthcare processing capabilities and will enable the Company to provide broader product offerings to new and existing customers.  Argus recorded revenues of approximately $127.7 million during the year ended December 31, 2008.  Assuming the acquisition of the remaining 50% of Argus had occurred on January 1, 2009 and 2008, the Company’s total revenues would have been $1,685.4 million and $1,795.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Consolidated proforma net income and diluted earnings per share would not have been materially different from the reported amounts for the nine months ended September 30, 2009 and 2008.  The unaudited proforma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective as of January 1, 2009 and 2008.

The following table summarizes the consideration paid for Argus and the allocation of the fair value of Argus to the fair values of assets acquired and liabilities assumed at March 31, 2009 (in millions).

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

3.  Client Funds/Obligations and Reclassification within Consolidated Statement of Cash Flows

Funds Held on Behalf of Clients

The Company had $213.2 million and $209.3 million of funds held on behalf of clients at September 30, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

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

The Company has reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash inflows and outflows related to client fund investments with original maturities of 90 days or less on a net basis within net (increase) decrease in restricted cash and cash equivalents held to satisfy clients fund obligations in the investing section of the Consolidated Statement of Cash Flows.  The Company has reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.

Client Funding Receivable

Client funding receivables represent amounts due the Company for pharmacy claims paid in advance of receiving client funding and for pharmacy claims processed for which client funding requests have not been made.  Client funding receivables were $98.4 million at September 30, 2009.

Client Funds Obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company.  In addition, client funds obligations include transfer agency client balances invested overnight.  Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company had $311.6 million and $209.3 million of client funds obligations at September 30, 2009 and December 31, 2008, respectively.

Reclassification within Consolidated Statement of Cash Flows

The Company has reclassified the net (increase) decrease in funds held on behalf of clients (formerly reported under the heading “changes in transfer agency investments”) in the Consolidated Statement of Cash Flows from operating activities to investing activities for all periods presented.  In addition, the Company has reclassified the net increase (decrease) in client funds obligations (formerly reported under the heading “changes in transfer agency deposits”) in the Consolidated Statement of Cash Flows from operating activities to financing activities for all periods presented.

The impacts of the reclassifications were as follows (in millions):

			For the Six	For the Nine
	For the Three Months		Months Ended	Months Ended
	Ended March 31,		June 30,	September 30,	For the Years Ended December 31,
	2009	2008	2008	2008	2008	2007	2006

Cash flows - investing activities:

Net cash provided by (used in) investing activities - as previously reported	$(84.0)	$(37.1)	$(38.4)	$(93.2)	$(110.1)	$865.6	$31.3

Impact of reclassification	73.6	44.9	26.3	(85.8)	(31.9)	(51.8)	(32.2)

Net cash provided by (used in) investing activities - as reclassified	$(10.4)	$7.8	$(12.1)	$(179.0)	$(142.0)	$813.8	$(0.9)

Cash flows - financing activities:

Net cash (used in) financing activities - as previously reported	$(23.8)	$(20.8)	$(163.4)	$(219.6)	$(356.9)	$(868.7)	$(412.5)

Impact of reclassification	(73.6)	(44.9)	(26.3)	85.8	31.9	51.8	32.2

Net cash (used in) financing activities - as reclassified	$(97.4)	$(65.7)	$(189.7)	$(133.8)	$(325.0)	$(816.9)	$(380.3)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

4.  Investments

Investments are as follows (in millions):

	2009	Carrying Value
	Ownership	September 30,	December 31,
	Percentage	2009	2008
Available-for-sale securities:
State Street Corporation	2%	$556.5	$416.1
Computershare Ltd.	5%	246.2	163.4
Euronet Worldwide	4%	45.3	21.9
Other available-for-sale securities		164.6	149.9
		1,012.6	751.3
Unconsolidated affiliates:
Boston Financial Data Services	50%	151.4	167.4
International Financial Data Services, U.K.	50%	60.9	50.3
International Financial Data Services, L.P.	50%	32.2	24.3
Argus Health Systems			16.8
Unconsolidated real estate affiliates		88.7	89.5
Other unconsolidated affiliates		12.8	9.8
		346.0	358.1
Other:
Trading securities		50.7	34.2
Held-to-maturity		6.9	3.0
Investments, at cost		95.4	74.2
		153.0	111.4
Total investments		$1,511.6	$1,220.8

The Company is a limited partner in various private equity funds.  At September 30, 2009 and December 31, 2008, the Company’s carrying value of these private equity fund investments was approximately $86.1 million and $63.1 million, respectively.  At September 30, 2009, the Company had future capital commitments related to these private equity fund investments of approximately $150.3 million.

The following table summarizes certain information related to the Company’s available-for-sale securities (in millions):

	September 30,	December 31,
	2009	2008

Book cost basis	$339.2	$394.2
Gross unrealized gains	658.5	386.7
Gross unrealized losses	(1.8)	(15.7)
Unrealized gain (loss) from changes in foreign currency exchange rates	16.7	(13.9)
Market value	$1,012.6	$751.3

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, as of September 30, 2009 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Common stock	$12.9	$1.5	$2.8	$0.3	$15.7	$1.8

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

The Company recognized $26.8 million of investment impairments for the nine months ended September 30, 2009 compared to $5.6 million and $25.8 million for the three and nine months ended September 30, 2008, respectively, which were other than temporary.  There were no investment impairments on available-for-sale securities for the three months ended September 30, 2009.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2009, the Company recorded $0.2 million and $3.3 million of net impairments, respectively, compared to $1.5 million and $7.3 million for the three and nine months ended September 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net in the Condensed Consolidated Statement of Income.

The following table summarizes equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months*
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

BFDS	$2.2	$4.6	$9.0	$15.2
IFDS, U.K.	2.0	2.6	5.8	8.5
IFDS, L.P.	2.1	2.4	4.7	4.8
Argus			(1.5)	0.4
Other	1.5	(0.6)	6.0	0.4
	$7.8	$9.0	$24.0	$29.3

*Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

The Company received a $25.0 million dividend from Boston Financial Data Services, Inc. (“BFDS”) during the nine months ended September 30, 2009.  As mentioned above, DST acquired the remaining 50% interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but rather consolidates the Argus results in DST’s financial statements.

5.  Fair Value Measurements

The fair value measurement accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Included in funds held on behalf of clients at September 30, 2009 are approximately $10.2 million of available-for-sale debt securities held to satisfy client funds obligations.  These investments have also been classified as Level 1 in the table below.  In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value.  The Company used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value of the interest rate swap liability has been classified as Level 2 in the table below and is included in other non-current assets in the Condensed Consolidated Balance Sheet.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,012.6	$1,012.6	$	$

Trading securities	50.7	50.7

Available-for-sale securities held to satisfy client funds obligations	10.2	10.2

Interest rate swap liability	(1.7)		(1.7)
Total	$1,071.8	$1,073.5	$(1.7)	$

At September 30, 2009, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $45.6 million.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior convertible debentures, is considered to approximate fair value at September 30, 2009.

The following table presents the carrying value and estimated fair value for the senior convertible debentures (in millions):

	September 30, 2009
	Carrying Value	Estimated Fair Value

Series A	$408.8	$441.5
Series B	171.3	179.4

Total	$580.1	$620.9

The estimated fair values of the Company’s publicly held senior convertible debentures were based on quoted market prices and are classified as Level 2.

6.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by segment (in millions):

	December 31,				September 30,
	2008	Acquisitions	Disposals	Other	2009

Financial Services	$109.9	$63.0	$	$(0.1)	$172.8
Output Solutions	8.8				8.8

Total	$118.7	$63.0	$	$(0.1)	$181.6

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$51.2	$10.7	$37.2	$8.1
Other	4.8	2.3	3.8	1.7

Total	$56.0	$13.0	$41.0	$9.8

The purchase of the remaining 50% equity interest in Argus resulted in $63.0 million of goodwill, $14.0 million of customer relationship intangible assets, $1.0 million of other intangible assets and $26.0 million of proprietary software (which has been included in properties).  Amortization of intangible assets for the three and nine months ended September 30, 2009 was approximately $1.2 million and $3.2 million, respectively.  Amortization of intangible assets for the three and nine months ended September 30, 2008 was approximately $1.0 million and $3.0 million, respectively.  The Company estimates, based on a purchase price allocation for Argus, that amortization expense attributable to intangible assets recorded as of September 30, 2009 will be approximately $1.1 million for the remainder of 2009, $4.4 million for 2010, $4.1 million for 2011, $3.9 million for 2012, $3.6 million for 2013 and $25.9 million thereafter.

7.  Debt

Convertible Senior Debentures

During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.1 million and $5.9 million associated with the repurchase of a portion of the Company’s convertible senior debentures at a discount to carrying value.  The Company repurchased approximately $9.7 million and $122.6 million in principal amount of the original $540 million 4.125% Series A convertible senior debentures during the three and nine months ended September 30, 2009.  The Company repurchased approximately $14.7 million in principal amount of the original $300 million 3.625% Series B convertible senior debentures during the nine months ended September 30, 2009.  The outstanding amount of the Series A and Series B convertible senior debentures were $408.8 million and $171.3 million at September 30, 2009, and were $531.4 million and $179.8 million at December 31, 2008.  Because the Series A convertible senior debentures can be put to the Company at par for cash for a 10-day period beginning August 15, 2010, the amount outstanding at September 30, 2009, net of the amount exchanged on October 1, 2009 discussed below, or $218.4 million, was classified as Current portion of debt in the Condensed Consolidated Balance Sheet.

On October 1, 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $190.4 million in aggregate principal of the Company’s outstanding 4.125% Series A convertible senior debentures due 2023 for $190.4 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023 (“Series C debentures”).

The Series C debentures bear regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15, 2010.  Beginning on August 15, 2010, the Company will not pay regular cash interest on the Series C debentures prior to maturity.  Instead, the original principal amount of each debenture will increase at a rate of 4.125% per year to $1,700.28, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series C debentures.  Beginning on August 20, 2010, the Company will pay additional contingent interest on the Series C debentures if the average trading price of the Series C debentures is above a specified level during a specified period.  For the period from August 20, 2010 to February 14, 2011, and thereafter for any six-month interest period from February 15 to August 14 or August 15 to February 14, the Company will pay contingent interest for such period if the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.  The Company will pay contingent interest on the interest payment date immediately following the applicable six-month interest period.  The amount of contingent interest payable per Series C debenture in respect of any six-month interest period will be equal to 0.19% of the average trading price of a Series C debenture for the applicable five trading-day reference period.  The “five trading-day reference period” means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period.

The Series C debentures are convertible under specified circumstances into shares of the Company’s common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events.  The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013.  The Series C debentures are convertible under any of the following circumstances 1) during any calendar quarter after December 31, 2009 if the last reported sale price of DST’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST’s common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock.

The Series C debentures will mature on August 15, 2023.  The Company may redeem some or all of the Series C debentures at any time on or after August 15, 2013 in cash at the redemption price described below.  As described above, holders of the debentures will have the right to convert their Series C debentures if the Series C debentures have been called for redemption, and upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock.  Holders will have the right to require the Company to purchase the Series C debentures at the purchase price described below on August 15, 2014, August 15, 2015 and August 15, 2020, or upon a fundamental change, as described in the Series C debentures indenture.  For purchases on August 15, 2014, the Company will pay the purchase price in cash.  Thereafter, and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.  The redemption or purchase price shall be a price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest, if any, to the redemption or purchase date.

The Series C debentures are unsecured and rank equally with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.

Subsidiary Line of Credit

On September 21, 2009, a subsidiary of DST renewed an unsecured line of credit agreement that provides for revolving borrowings up to $50 million.  Among other items, the amendment changed the maturity date of the facility to September 30, 2010, increased the commitment fee on the unused portion of the line of credit from 0.15% per annum to 0.40% per annum and increased the applicable margin percentage above the floating LIBOR rate to 2.0%.  The Company had no amount outstanding under this line of credit at September 30, 2009 and December 31, 2008.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted new authoritative accounting guidance related to convertible debt instruments that may be settled in cash upon conversion.  The guidance clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this guidance to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued.  DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this guidance increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three and nine months ended September 30, 2009 or 2008.  The adoption of this accounting guidance required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20-year amortization schedule.  At September 30, 2009 and December 31, 2008, amounts outstanding under this agreement were $112.4 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This interest rate swap qualifies as a derivative instrument.

Accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company’s interest rate swap is a cash flow hedge of future interest payments under the Company’s real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap.  The Company’s risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company’s floating-rate real estate credit agreement.  Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate.  The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the “cumulative dollar offset” method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item.  A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment.  At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap.  The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction.  At September 30, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was a liability of $1.7 million, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the three and nine months ended September 30, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

8.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 35.8% and 30.0% for the three and nine months ended September 30, 2009, respectively, compared to 34.7% and 25.5% for the three and nine months ended September 30, 2008, respectively.  The effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2008 was negatively impacted from valuation allowances against current year international operating losses and from lower dividend income, which is taxed at a lower effective tax rate.  The negative impact of these items was partially offset by increased utilization of foreign tax credits.  The effective tax rate for the nine months ended September 30, 2009 and 2008 was less than the statutory federal income tax rate of 35% primarily from certain items in both periods that were given discrete period treatment, which were partially offset by valuation allowances against international operating losses and lower dividend income in 2009.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005, and had increased utilization of foreign tax credits, which were partially offset by increased valuation allowances for higher international loss carryforwards.  During 2008, the Company recorded an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities related to accounting for uncertainty in income taxes (including approximately $10.4 million of interest and penalties), principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.

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

9.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$60.9	$50.2	$182.8	$172.3

Average common shares outstanding	49.7	51.9	49.7	54.9

Incremental shares from assumed conversions of stock options and debenture conversion	0.5	4.3	0.3	5.3

Average diluted shares outstanding	50.2	56.2	50.0	60.2

Basic earnings per share	$1.22	$0.97	$3.68	$3.14
Diluted earnings per share	$1.21	$0.90	$3.65	$2.86

The Company had approximately 49.7 million and 50.3 million shares outstanding at September 30, 2009 and 2008, respectively.  Shares from options to purchase shares of common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 2.7 million and 0.5 million for the three months ended September 30, 2009 and 2008, respectively, and 3.3 million and 0.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At September 30, 2009, outstanding Series A debentures were convertible into 8.3 million shares of common stock and the outstanding Series B debentures were convertible into 3.4 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  There was additional dilution of approximately 3.1 million shares and 3.9 million shares for the three and nine months ended September 30, 2008, respectively, related to the Company’s average daily share price exceeding the then prevailing conversion prices per share, but no dilution during the three and nine months ended September 30, 2009 because of a decline in the Company’s average share price.

There were approximately 2.5 million shares of restricted stock outstanding at September 30, 2009.  Approximately 1.6 million shares of restricted stock are scheduled to vest in November 2009 and 0.7 million are scheduled to vest in January 2010.

Earnings per share — Participating Securities

On January 1, 2009, DST adopted new authoritative accounting guidance related to share-based payment transactions.  Under this guidance, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends, if any, on a 1:1 basis, DST is required to treat these awards as participating securities.  DST applied this guidance retrospectively to all periods prior to 2009, which resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the following table (in millions, except per share amounts).

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2008	2008	2008

As previously reported

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	53.8	52.3	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	61.1	59.2	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$2.27	$3.30	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$2.00	$2.91	$4.28

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2008	2008	2008
As retrospectively restated

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	56.4	54.9	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	62.2	60.2	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$2.16	$3.14	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$1.96	$2.86	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented.

Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Comprehensive income (loss)

Components of comprehensive income (loss) consist of the following (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$60.9	$50.2	$182.8	$172.3
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	153.9	(107.6)	284.7	(368.9)
Proportional share of unconsolidated affiliate interest rate swap	0.5	(2.6)	1.3	(3.1)
Unrealized loss on interest rate swap	(2.1)		(1.7)
Less reclassification adjustments for net (gains) losses included in net income	(22.4)	3.5	1.3	14.1
Foreign currency translation adjustments	12.1	(46.2)	43.6	(37.4)
Deferred income taxes	(55.0)	53.2	(122.7)	144.7
Other comprehensive income (loss):	87.0	(99.7)	206.5	(250.6)
Comprehensive income (loss)	$147.9	$(49.5)	$389.3	$(78.3)

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $45.6 million and $72.8 million at September 30, 2009 and December 31, 2008, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $22.8 million and $36.4 million at September 30, 2009 and December 31, 2008, respectively.  The Company records in investments its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $5.5 million and $6.8 million of the interest rate swap liability being recorded at September 30, 2009 and December 31, 2008, respectively.

Stock repurchases

At September 30, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 55,000 shares of DST common stock for $2.4 million or approximately $43.64 per share during the three months ended September 30, 2009.  For the nine months ended September 30, 2009, the Company repurchased 165,000 shares of DST common stock for $5.5 million at an average cost of $33.33 per share.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.

10.   Accounts Receivable Securitization Program

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

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with current guidance.  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $175.0 million, have been removed from the Condensed Consolidated Balance Sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Condensed Consolidated Balance Sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At September 30, 2009, the total outstanding undivided interest in the receivables held by the conduit under the New Program was $140.0 million.  At December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit under the Old Program was $130.0 million.  The Company received proceeds of $30.0 million from accounts receivable securitizations under the Old Program in April 2009, which resulted in $160.0 million outstanding prior to the expiration of the Old Program on May 21, 2009.  Cash collections from the transferred receivable interests under the Old Program of $160.0 million were remitted to the Old Program conduit on May 21, 2009 upon expiration of the Old Program.  Proceeds received from accounts receivable securitizations under the New Program were $140.0 million.  The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both the Old Program and New Program.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,306.4 million for the nine months ended September 30, 2009 consisting of $719.5 million under the New Program and $586.9 million under the Old Program.  A $31.3 million and $32.0 million retained interest in the receivables sold is included in accounts receivable on the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, respectively.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the nine months ended September 30, 2009 and for the year ended December 31, 2008.

11.  Commitments and Contingencies

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

The Company has letters of credit of $8.3 million and $9.0 million outstanding at September 30, 2009 and December 31, 2008, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company.  Assets held in such trusts at September 30, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a mortgage loan to a 33% owned real estate joint venture.  The loan matures on July 1, 2010.  At September 30, 2009, the Company’s guarantee totaled $1.0 million.

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

At September 30, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

12.  Authoritative Accounting Guidance

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new authoritative accounting guidance related to transfers of financial assets.  This guidance changes the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  DST will be required to adopt this guidance on January 1, 2010.  Early application is prohibited.

Besides removing the concept of a QSPE, this new accounting guidance: a) clarifies the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d) enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

DST currently believes that the adoption of this new authoritative accounting guidance will require transferred accounts receivable to be reflected as assets of the Company and the proceeds received from such transfers being reflected as liabilities on the balance sheet.  DST continues to evaluate this new guidance and the impact it may have on the consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued new authoritative accounting guidance related to variable interest entities.  Among other items, this accounting guidance responds to concerns about the application of certain key provisions of the current accounting guidance for variable interest entities, including those regarding the transparency of the involvement with variable interest entities.  DST will be required to adopt this new authoritative accounting guidance on January 1, 2010.  Early application is prohibited.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on its financial position, results of operations, cash flows, or disclosures.

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements.  This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated.  The new guidance established a hierarchy for determining the selling price of a deliverable.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined what impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued an new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  The new authoritative accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined what impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final authoritative accounting guidance has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the current guidance, if amended as proposed.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 11.7 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $580.1 million of the senior convertible debentures at September 30, 2009 would be converted to equity.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting guidance reflects the Company’s current estimates based upon the exposure draft in its current form.  There may be material differences between these estimates and the actual impact of the guidance when issued as final.

13.  Segment Information

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

Information concerning total assets by reporting segment is as follows (in millions):

	Septmber 30,	December 31,
	2009	2008

Financial Services	$1,438.0	$1,411.6
Output Solutions	255.8	253.3
Investments and Other	1,360.1	1,031.9
Elimination Adjustments	(81.1)	(187.4)
	$2,972.8	$2,509.4

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	For the Three Months Ended September 30, 2009
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$273.9	$118.7	$3.0	$	$395.6
Intersegment operating revenues	2.4	1.6	12.1	(16.1)
Out-of-pocket reimbursements	11.6	145.5	0.1	(1.1)	156.1
Total revenues	287.9	265.8	15.2	(17.2)	551.7

Costs and expenses	211.4	248.1	9.7	(14.6)	454.6
Depreciation and amortization	20.9	10.7	3.6	(0.7)	34.5

Income (loss) from operations	55.6	7.0	1.9	(1.9)	62.6
Other income, net		0.2	32.9	0.1	33.2
Equity in earnings of unconsolidated affiliates	7.8				7.8

Earnings (loss) before interest and income taxes	$63.4	$7.2	$34.8	$(1.8)	$103.6

	For the Three Months Ended September 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$282.2	$128.8	$3.2	$	$414.2
Intersegment operating revenues	2.2		12.9	(15.1)
Out-of-pocket reimbursements	17.5	128.6	0.2	(0.1)	146.2
Total revenues	301.9	257.4	16.3	(15.2)	560.4

Costs and expenses	211.4	239.8	10.7	(12.6)	449.3
Depreciation and amortization	20.5	10.2	2.2	(0.7)	32.2

Income (loss) from operations	70.0	7.4	3.4	(1.9)	78.9
Other income (expense), net	0.2	(0.1)	2.7		2.8
Equity in earnings of unconsolidated affiliates	9.0				9.0

Earnings (loss) before interest and income taxes	$79.2	$7.3	$6.1	$(1.9)	$90.7

Earnings before interest and income taxes in the segment reporting information above less interest expense of $8.8 million and $13.8 million for the three months ended September 30, 2009 and 2008, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	For the Nine Months Ended September 30, 2009
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$825.0	$361.6	$9.1	$	$1,195.7
Intersegment operating revenues	6.7	3.2	35.9	(45.8)
Out-of-pocket reimbursements	41.6	431.5	0.4	(2.6)	470.9
Total revenues	873.3	796.3	45.4	(48.4)	1,666.6

Costs and expenses	632.3	746.6	29.0	(40.6)	1,367.3
Depreciation and amortization	57.5	29.6	8.7	(2.0)	93.8

Income (loss) from operations	183.5	20.1	7.7	(5.8)	205.5
Other income (expense), net	41.6	0.4	18.6		60.6
Equity in earnings (loss) of unconsolidated affiliates	24.3		(0.3)		24.0

Earnings (loss) before interest and income taxes	$249.4	$20.5	$26.0	$(5.8)	$290.1

	For the Nine Months Ended September 30, 2008
	Financial	Output	Investments/	Elimination	Consolidated
	Services	Solutions	Other	Adjustments	Total

Operating revenues	$859.4	$402.6	$9.6	$	$1,271.6
Intersegment operating revenues	6.3		36.6	(42.9)
Out-of-pocket reimbursements	54.3	395.1	0.4	(0.3)	449.5
Total revenues	920.0	797.7	46.6	(43.2)	1,721.1

Costs and expenses	645.4	740.2	30.9	(35.5)	1,381.0
Depreciation and amortization	60.7	28.9	6.3	(2.1)	93.8

Income (loss) from operations	213.9	28.6	9.4	(5.6)	246.3
Other income (expense), net	(6.5)	(0.5)	2.9		(4.1)
Equity in earnings of unconsolidated affiliates	28.2		1.1		29.3

Earnings (loss) before interest and income taxes	$235.6	$28.1	$13.4	$(5.6)	$271.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $28.9 million and $40.3 million for the nine months ended September 30, 2009 and 2008, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests.  The assets held by the Investments and Other Segment is primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments.  The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture leasing approximately 1.1 million square feet of office space to the U.S. government.  The Investments and Other Segment holds investments in equity securities with a market value of approximately $966.1 million at September 30, 2009, including approximately 10.6 million shares of State Street Corporation (“State Street”), 25.0 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $556.5 million, $246.2 million and $45.3 million, respectively, based on closing exchange values at September 30, 2009.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues
Operating revenues
Financial Services	$276.3	$284.4	$831.7	$865.7
Output Solutions	120.3	128.8	364.8	402.6
Investments and Other	15.1	16.1	45.0	46.2
Elimination Adjustments	(16.1)	(15.1)	(45.8)	(42.9)
	395.6	414.2	1,195.7	1,271.6
% change from prior year period	(4.5)%		(6.0)%

Out-of-pocket reimbursements
Financial Services	11.6	17.5	41.6	54.3
Output Solutions	145.5	128.6	431.5	395.1
Investments and Other	0.1	0.2	0.4	0.4
Elimination Adjustments	(1.1)	(0.1)	(2.6)	(0.3)
	156.1	146.2	470.9	449.5
% change from prior year period	6.8%		4.8%

Total revenues	$551.7	$560.4	$1,666.6	$1,721.1
% change from prior year period	(1.6)%		(3.2)%

Income from operations
Financial Services	$55.6	$70.0	$183.5	$213.9
Output Solutions	7.0	7.4	20.1	28.6
Investments and Other	1.9	3.4	7.7	9.4
Elimination Adjustments	(1.9)	(1.9)	(5.8)	(5.6)
	62.6	78.9	205.5	246.3

Interest expense	(8.8)	(13.8)	(28.9)	(40.3)
Other income (expense), net	33.2	2.8	60.6	(4.1)
Equity in earnings of unconsolidated affiliates	7.8	9.0	24.0	29.3
Income before income taxes	94.8	76.9	261.2	231.2
Income taxes	33.9	26.7	78.4	58.9
Net income	$60.9	$50.2	$182.8	$172.3

Basic earnings per share	$1.22	$0.97	$3.68	$3.14
Diluted earnings per share	$1.21	$0.90	$3.65	$2.86

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2009 were $551.7 million and $1,666.6 million, respectively, a decrease of $8.7 million or 1.6% and $54.5 million or 3.2% as compared to the three and nine months ended September 30, 2008, respectively.  Consolidated operating revenues for the three and nine months ended September 30, 2009 decreased $18.6 million or 4.5% and $75.9 million or 6.0%, respectively, compared to the same periods in 2008.  The decreases in consolidated operating revenues are attributable to declines of $8.1 million and $34.0 million in Financial Services for the three and nine months ended September 30, 2009, and declines of $8.5 million and $37.8 million in Output Solutions for the three and nine months ended September 30, 2009, both as compared to the same periods in 2008.  The declines in Financial Services for the three and nine months ended September 30, 2009 resulted from lower international revenues from decreased demand for professional services and changes in foreign currency exchange rates (principally changes between the U.S. Dollar and the British Pound), lower DST Health Solutions professional services revenues, reductions in mutual fund shareowner processing service revenues and AWD software license revenues, partially offset by the inclusion of $22.2 million (three months ended September 30, 2009) and $44.5 million (nine months ended September 30, 2009) of net incremental operating revenues resulting from the consolidation of Argus Health Systems, Inc. (“Argus”) on March 31, 2009.  In addition, the nine months ended September 30, 2008 reflects higher data processing support revenues related to a contract that expired in June 2008.  The declines in Output Solutions reflect lower revenue per item mailed and image produced and the effects of changes in foreign currency exchange rates for the three and nine months ended September 30, 2009.  In addition, the nine months ended September 30, 2009 reflects lower revenues for Output Solutions from lower images produced.

Consolidated OOP reimbursements during the three and nine months ended September 30, 2009 increased $9.9 million or 6.8% and $21.4 million or 4.8%, respectively, compared to the same periods in 2008.  OOP reimbursements for Output Solutions increased $16.9 million or 13.1% and $36.4 million or 9.2%, respectively, during the three and nine months ended September 30, 2009, attributable to an increase in the number of clients where Output Solutions procures postage on behalf of the client, partially offset by lower volumes for the nine months ended September 30, 2009.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2009 decreased $16.3 million or 20.7% and $40.8 million or 16.6% as compared to the three and nine months ended September 30, 2008, respectively.  Financial Services income from operations decreased $14.4 million for the three months ended September 30, 2009, attributable to an increase in deferred compensation costs of approximately $6.5 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net), consolidation of losses incurred by Argus, lower revenues from mutual fund shareowner processing, international operations, DST Health Solutions and AWD.  The $0.4 million decrease in Output Solutions during the three months ended September 30, 2009 resulted from lower operating revenues.  Financial Services income from operations decreased $30.4 million during the nine months ended September 30, 2009, principally for the same reasons mentioned above except the amount of increased deferred compensation costs was approximately $12.2 million for the nine months ended September 2009.  The decrease in Output Solutions income from operations of $8.5 million during the nine months ended September 30, 2009 is primarily attributable to lower operating revenues.

Interest expense

Interest expense for the three and nine months ended September 30, 2009 was $8.8 million and $28.9 million, a decrease of $5.0 million or 36.2% and $11.4 million or 28.3%, respectively, compared to the same periods in 2008.  Interest expense decreased for the three months ended September 30, 2009 primarily from lower average debt and lower average interest rates.  Interest expense decreased for the nine months ended September 30, 2009 primarily from lower average interest rates in 2009.  Costs associated with the convertible senior debentures exchange transaction completed in October 2009, as described in the Liquidity and Capital Resources section below, were approximately $3.5 million and will be expensed in fourth quarter 2009.

Other income (expense), net

The components of other income (expense) are as follows (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Gain on equity interest in Argus Health Systems	$	$	$41.7	$
Other than temporary impairments / unrealized losses on available-for-sale securities		(5.6)	(26.8)	(25.8)
Net gains (losses) on private equity funds and other investments	(0.2)	(1.5)	(3.3)	(7.3)
Net realized gains from sale of available-for-sale securities	22.5	2.2	25.9	11.7
Gain on extinguishment of senior convertible debentures	0.1		5.9
Dividend income	4.1	7.5	8.8	19.6
Interest income	1.5	2.6	4.2	6.1
Miscellaneous items	5.2	(2.4)	4.2	(8.4)
Other income (expense), net	$33.2	$2.8	$60.6	$(4.1)

Other income (expense), net was a gain of $33.2 million and $60.6 million during the three and nine months ended September 30, 2009, respectively.  Other income (expense), net was a gain of $2.8 million and a loss of $4.1 million during the three and nine months ended September 30, 2008, respectively.

The Company recorded a gain of $41.7 million during the nine months ended September 30, 2009 related to its purchase of the remaining 50% interest of Argus for $57.0 million.  In accordance with new accounting guidance on business combinations, the acquisition of the remaining 50% of Argus on March 31, 2009 was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million.  DST has recognized identifiable assets (proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.  Based on the purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million.  DST expects that the inclusion of Argus will be dilutive to 2009 diluted earnings per share.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $26.8 million of investment impairments for the nine months ended September 30, 2009, and $5.6 million and $25.8 million for the three and nine months ended September 30, 2008, respectively, which were other than temporary.  The decrease in impairments during the three months ended September 30, 2009, compared to the same period in 2008, is from improved financial market conditions.  The Company records lower of cost or market valuation adjustments on cost method private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2009, the Company recorded $0.2 million and $3.3 million of net impairments, respectively, compared to $1.5 million and $7.3 million for the three and nine months ended September 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  These private equity fund investment impairments during the three and nine months ended September 30, 2009 were partially offset by gains from equity method private equity fund investments.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized gains from sale of available-for-sale securities were $22.5 million and $25.9 million during the three and nine months ended September 30, 2009, respectively, compared to $2.2 million and $11.7 million during the three and nine months ended September 30, 2008, respectively.  Included in the $25.9 million of gains from the sale of available-for-sale securities for the nine months ended September 30, 2009, is a $17.6 million gain from the sale of approximately 4.6 million shares of Computershare Ltd.

The Company recorded a $0.1 million and $5.9 million gain during the three and nine months ended September 30, 2009 associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased approximately $9.7 million and $122.6 million in principal amount of the original $540 million 4.125% Series A senior convertible debentures during the three and nine months ended September 30 2009, respectively, and repurchased approximately $14.7 million in principal amount of the original $300 million 3.625% Series B senior convertible debentures during the nine months ended September 30, 2009.

The Company receives dividend income from certain investments held.  Dividend income decreased $3.4 million and $10.8 million during the three and nine months ended September 30, 2009 compared to the same periods in 2008.  State Street Corporation (“State Street”) reduced its quarterly dividend in first quarter 2009 to $0.01 per share as compared to $0.24 per share in third quarter 2008, $0.24 per share in second quarter 2008 and $0.23 per share in first quarter 2008, which resulted in $2.6 million and $7.7 million of lower dividend income for DST during the three and nine months ended September 30, 2009, respectively.  In addition, approximately $0.8 million and $3.1 million of lower dividend income from other investments was recorded during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, attributable to a reduction of dividends in other available-for-sale securities held and, for the nine months ended September 30, 2009, a decline in the Australian dollar.  The sale of approximately 4.6 million shares of Computershare Ltd. during third quarter 2009 is expected to have a negative impact on the Company’s future dividend income.

Interest income was $1.5 million and $4.2 million during the three and nine months ended September 30, 2009, respectively, a decrease of $1.1 million and $1.9 million compared to the same periods in 2008.  The decrease in interest income in 2009 is attributable to lower amounts of short-term investments and lower interest rates.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Income from miscellaneous items was $5.2 million during the three months ended September 30, 2009 as compared to a loss of $2.4 million during the same period in 2008.  The $7.6 million increase in other income during third quarter 2009 is primarily from unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an increase in costs and expenses).  Income from miscellaneous items was $4.2 million during the nine months ended September 30, 2009 as compared to a loss of $8.4 million during the same period in 2008, an increase of $12.6 million principally for the reason mentioned above, partially offset by $0.8 million associated with renewal fees incurred upon replacing the existing $200 million program with a new $175 million program with a new, third-party, multi-seller, asset-backed commercial paper conduit in May 2009.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	For the Three Months		For the Nine Months*
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

BFDS	$2.2	$4.6	$9.0	$15.2
IFDS, U.K.	2.0	2.6	5.8	8.5
IFDS, L.P.	2.1	2.4	4.7	4.8
Argus			(1.5)	0.4
Other	1.5	(0.6)	6.0	0.4
	$7.8	$9.0	$24.0	$29.3

*Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

For the three and nine months ended September 30, 2009, DST’s equity in earnings of unconsolidated affiliates decreased $1.2 million or 13.3% and $5.3 million or 18.1% compared to the same periods in 2008, attributable to lower equity in earnings of BFDS and IFDS U.K., partially offset by improved results in other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three and nine months ended September 30, 2009 decreased $2.4 million and $6.2 million compared to the same periods in 2008, primarily from lower investment earnings resulting principally from lower interest rates on cash balances maintained by BFDS on behalf of customers, lease abandonment costs incurred in second and third quarters of 2009 associated with consolidating operational facilities and higher bank fees.  Average daily balances invested by BFDS were $878 million and $823 million during the three and nine months ended September 30, 2009 as compared to $904 million and $1.0 billion during the same periods in 2008.  Average interest rates earned on the balances declined from 1.67% during the three months ended September 30, 2008 to 0.15% during the three months ended September 30, 2009.  The aggregate effect of these volume and rate declines resulted in an approximate $3.4 million decline in interest earnings by BFDS during the three months ended September 30, 2009, which resulted in a decrease in DST’s equity in earnings of unconsolidated affiliates of approximately $1.0 million.  Average interest rates earned on the balances declined from 2.23% during the nine months ended September 30, 2008 to 0.18% during the nine months ended September 30, 2009.  The aggregate effect of these volume and rate declines resulted in an approximate $15.6 million decline in interest earnings by BFDS during the nine months ended September 30, 2009, which resulted in a decrease in DST’s equity in earnings of unconsolidated affiliates of approximately $4.8 million.

DST’s equity in earnings of IFDS U.K. decreased $0.6 million and $2.7 million during the three and nine months ended September 30, 2009 compared to the same periods in 2008.  The decrease in equity in earnings during the three and nine months ended September 30, 2009 is primarily attributable to the foreign currency exchange effects between the U.S. Dollar and British Pound.  In addition, higher revenues from higher shareowner accounts serviced were partially offset by higher costs to support new clients during the three and nine months ended September 30, 2009.  Accounts serviced by IFDS U.K. were 6.5 million at September 30, 2009, an increase of 0.4 million accounts or 6.6% from June 30, 2009, and an increase of 0.6 million accounts or 10.2% from December 31, 2008 and September 30, 2008, respectively.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $0.3 million and $0.1 million during the three and nine months ended September 30, 2009 compared to the same periods in 2008.  The decrease during the three months and nine months ended September 30, 2009 is attributable to the foreign currency exchange effects between the U.S. dollar, the Canadian dollar and other currencies.

Accounts serviced by IFDS Canada were 10.5 million at September 30, 2009, unchanged from June 30, 2009, a decrease of 0.1 million accounts or 0.9% from December 31, 2008, and a decrease of 0.2 million accounts or 1.9% from September 30, 2008.

As previously announced, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus’ results into DST’s consolidated financial statements.

DST’s equity in earnings of other unconsolidated affiliates was $1.5 million and $6.0 million for the three and nine months ended September 30, 2009, an increase of $2.1 million and $5.6 million compared to the same periods in 2008, primarily from improved results at certain other unconsolidated affiliates.  The 2008 results included a gain recorded in second quarter 2008 related to the early extinguishment of debt at a real-estate joint venture.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 35.8% and 30.0% for the three and nine months ended September 30, 2009, respectively, compared to 34.7% and 25.5% for the three and nine months ended September 30, 2008, respectively.  The effective tax rate for the three months ended September 30, 2009 as compared to the same period in 2008 was negatively impacted from valuation allowances against current year international operating losses and from lower dividend income, which is taxed at a lower effective tax rate.  The negative impact of these items was partially offset by increased utilization of foreign tax credits.

The effective tax rate for the nine months ended September 30, 2009 and 2008 was less than the statutory federal income tax rate of 35% primarily from certain items in both periods that were given discrete period treatment, which were partially offset by valuation allowances against international operating losses and lower dividend income in 2009.  During 2009, DST recorded a $41.7 million gain on equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005, and had increased utilization of foreign tax credits, which were partially offset by increased valuation allowances for higher international loss carryforwards.  During 2008, the Company recorded an income tax benefit of approximately $23.9 million resulting from a net reduction in the Company’s liabilities related to accounting for uncertainty in income taxes (including approximately $10.4 million of interest and penalties), principally related to the resolution of an IRS examination matter (associated with a transaction that the Company consummated in the 2000 tax year) that was resolved in DST’s favor.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 39.6% for the remainder of 2009.  The full year 2009 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for unrecognized tax benefits.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2009 were $287.9 million and $873.3 million, respectively, a decrease of $14.0 million or 4.6% and $46.7 million or 5.1% compared to the same periods in 2008.  Financial Services Segment operating revenues for the three months ended September 30, 2009 were $276.3 million, a decrease of $8.1 million or 2.8% compared to the same period in 2008.  As previously mentioned, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and now consolidates Argus as a wholly-owned subsidiary.  The consolidation of Argus increased third quarter 2009 Financial Services operating revenues by an incremental $22.2 million compared to the same period in 2008.  Absent the $22.2 million net incremental increase in operating revenues resulting from the consolidation of Argus and absent approximately $2.2 million of third quarter 2009 operating revenues from BlueDoor Technologies Pty, Ltd. (“BlueDoor”) which DST acquired in November 2008, Financial Services operating revenues decreased $32.5 million during the three months ended September 30, 2009 compared to the same period in 2008.  On this basis, the decrease in Financial Services operating revenues is attributable to lower volumes of international professional services, changes in foreign currency exchange rates, lower DST Health Solutions professional services revenues, lower mutual fund shareowner processing service revenues and lower AWD software license revenues.

Professional services provided to international clients decreased from continued lower demand.  In addition, the effect on international financial services revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies reduced operating revenues by approximately $2.0 million as compared to third quarter 2008.  The decrease in DST Health Solutions professional services revenue is attributable to lower client demand for professional services and the third quarter 2008 recognition of $2.5 million of previously deferred professional services revenues.  The net decrease in mutual fund shareowner processing service revenues resulted from lower levels of registered accounts serviced and lower TRAC participants processed (principally from a client internalizing its participant accounting operations at the end of third quarter 2008), which were partially offset by higher levels of subaccounts serviced.  The decline in software license fees is primarily attributable to lower demand in 2009.

Financial Services Segment operating revenues for the nine months ended September 30, 2009 were $831.7 million, a decrease of $34.0 million or 3.9% compared to the same period in 2008.  The consolidation of Argus increased Financial Services operating revenue for the nine months ended September 30, 2009 by an incremental $44.5 million compared to the same period in 2008.  Absent the $44.5 million net incremental increase in operating revenues resulting from the consolidation of Argus and approximately $5.1 million of 2009 operating revenues from the acquisition of BlueDoor, Financial Services operating revenues decreased $83.6 million during the nine months ended September 30, 2009 compared to the same period in 2008.  On this basis, the decrease in Financial Services operating revenues is the result of the same reasons mentioned above.  The reduction in operating revenues from the effect of foreign currency exchange rates between the U.S. Dollar, the British Pound and other currencies was approximately $16.0 million.  In addition, approximately $5.0 million of data processing support revenues were recorded for a contract which expired in June 2008 and, in the second quarter 2009, a $2.1 million termination fee in connection with a previously announced deconversion of a full-service mutual fund client was recorded.

U.S. operating revenues for the three months ended September 30, 2009 were $251.0 million, an increase of $2.0 million or 0.8% compared to the same period in 2008.  Absent the $22.2 million net incremental increase in U.S. operating revenues resulting from the consolidation of Argus, as mentioned above, U.S. operating revenues decreased $20.2 million compared to the same period in 2008.  On this basis, the decrease during the three months ended September 30, 2009 is attributable to lower DST Health Solutions professional services revenues, lower mutual fund shareowner processing service revenues and lower AWD software license revenues.  U.S. operating revenues for the nine months ended September 30, 2009 were $757.6 million, an increase of $4.7 million or 0.6% compared to the same period in 2008.  Absent the $44.5 million incremental increase in operating revenues resulting from the consolidation of Argus, U.S. operating revenues decreased $39.8 million compared to the same period in 2008.  On this basis, the decrease during the nine months ended September 30, 2009 is primarily due to the same reasons mentioned above and from lower data processing support services.

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	September 30,	June 30,	December 31,	September 30,
	2009	2009	2008	2008

Registered accounts:
Non tax-advantaged	63.4	63.7	65.4	65.5
Tax-advantaged	46.3	46.3	45.8	47.0
	109.7	110.0	111.2	112.5

Subaccounts	10.6	8.9	8.9	9.4
Total	120.3	118.9	120.1	121.9

Total shareowner accounts serviced at September 30, 2009 were 120.3 million, an increase of 1.4 million accounts or 1.2% as compared to June 30, 2009, an increase of 0.2 million accounts or 0.2% as compared to December 31, 2008 and a decrease of 1.6 million accounts or 1.3% as compared to September 30, 2008.

Total registered accounts serviced decreased 0.3 million or 0.3% from the comparable amount at June 30, 2009, comprised of conversions to non-DST subaccounting platforms of 0.8 million accounts and conversions to DST’s subaccounting platform of 0.5 million accounts, partially offset by net increases in existing client accounts of 0.7 million and new client conversions of 0.3 million accounts.

The 1.5 million decrease in total registered accounts from December 31, 2008 is comprised of conversions to non-DST platforms of 2.4 million accounts (0.6 million accounts to non-DST registered account platforms and 1.8 million accounts to non-DST subaccounting platforms), and conversions to DST’s subaccounting platform of 0.7 million accounts, partially offset by new client conversions of 1.3 million accounts and net increases in existing client accounts of 0.3 million.

The 2.8 million decrease in total registered accounts from September 30, 2008 is comprised of net declines in existing accounts of 2.7 million, transfers to non-DST platforms of 2.5 million accounts (0.6 million accounts to non-DST registered account platforms and 1.9 million accounts to non-DST subaccounting platforms), transfers to DST’s subaccounting platform of 0.9 million accounts, partially offset by new client conversions of 3.3 million accounts.

Tax-advantaged accounts were 46.3 million at September 30, 2009, unchanged as compared to June 30, 2009, an increase of 0.5 million accounts or 1.1% compared to December 31, 2008 and a decrease of 0.7 million accounts or 1.5% as compared to September 30, 2008.  Tax-advantaged accounts represent 42.2% of total registered accounts serviced at September 30, 2009 as compared to 41.8% at September 30, 2008.

Subaccounts serviced were 10.6 million at September 30, 2009, an increase of 1.7 million subaccounts as compared to June 30, 2009 and December 30, 2009.  The increase of 1.7 million subaccounts serviced from June 30, 2009 is attributable to new client conversions of 0.9 million accounts, conversions of 0.5 million registered accounts from TA2000 and increases in existing client subaccounts of 0.3 million.  The increase of 1.7 million subaccounts serviced from December 31, 2008 is attributable to new client conversions of 0.9 million accounts, conversions of 0.7 million registered accounts from TA2000 and increases in existing client subaccounts of 0.1 million.  The increase of 1.2 million accounts as compared to September 30, 2008 is comprised of new client conversions of 1.0 million accounts, conversions of 0.9 million registered accounts from TA2000, partially offset by net declines in existing customers of 0.7 million accounts.

The Company anticipates that 0.3 million new registered accounts will be converted to TA2000 in the last quarter of 2009.  DST’s subaccounting clients have indicated they plan to convert 0.1 million new subaccounts to TA2000 Subaccounting from non-DST platforms during the last quarter of 2009.  In addition, the Company expects 1.3 million registered accounts will convert to subaccounting platforms during the last quarter of 2009 of which 0.4 million accounts will convert to TA2000 Subaccounting.

In summary, based on accounts serviced at September 30, 2009 and the conversion activity previously described (and without taking into account any other changes in accounts serviced during 2009), total accounts serviced at December 31, 2009 are estimated to be 119.8 million, which would be comprised of 108.7 million registered accounts and 11.1 million subaccounts.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

A subaccounting client with approximately 5.0 million subaccounts at September 30, 2009 has notified DST that it intends to terminate its processing agreement with DST.  The conversion of these subaccounts to non-DST subaccounting platforms is estimated to occur in the last half of 2010.  In addition, an existing subaccounting client has advised DST that it will convert an additional 2.1 million subaccounts to TA2000 Subaccounting in 2010.

Defined contribution (“DC”) participants were 3.5 million at September 30, 2009, an increase of 0.1 million participants or 2.9% from June 30, 2009 and a decrease of 0.2 million participants or 5.4% from September 30, 2008.  As previously reported, the Company has new client commitments for approximately 1.1 million new participants, of which 0.2 million participants are expected to convert in last quarter 2009 and the remainder in 2010.

Pharmacy claims paid by Argus were 93.4 million and 283.2 million during the three and nine months ended September 30, 2009, respectively, a decline of 14.8 million claims or 13.7% and 39.9 million claims or 12.3% as compared to the same periods in 2008.  The decline in pharmacy claims paid during 2009 as compared to 2008 is attributable to decreased members covered by Argus clients and from client deconversions at the end of 2008.

Active U.S. AWD workstations were 161,000 at September 30, 2009, an increase of 0.4% over June 30, 2009, an increase of 0.9% over December 31, 2008 and an increase of 2.3% over September 30, 2008 levels.

International operating revenues for the three months ended September 30, 2009 were $25.3 million, a decrease of $10.1 million or 28.5% compared to the same period in 2008, primarily from lower volumes of professional services and from the effect on revenues from the change in foreign currency exchange rates between the U.S. Dollar, the British Pound and other foreign currencies of approximately $1.7 million, partially offset by $2.2 million of operating revenues from the acquisition of BlueDoor.  International operating revenues for the nine months ended September 30, 2009 were $74.1 million, a decrease of $38.7 million or 34.3% compared to the same period in 2008, primarily for the same reasons mentioned above.  The reduction in operating revenues from the effect of foreign currency exchange rates was approximately $15.7 million and the BlueDoor operating revenues were approximately $5.1 million for the nine months ended September 30, 2009.  Active international AWD workstations were 34,900 at September 30, 2009, unchanged compared to June 30, 2009, and a decrease of 700 workstations or 2.0% compared to December 31, 2008 and September 30, 2008 levels.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), formerly known as DST International, DST Health Solutions (medical claims processing) and AWD (business process management - BPM).  Operating revenues include approximately $10.4 million and $31.9 million of software license fee revenues for the three and nine months ended September 30, 2009, respectively, a decrease of $1.5 million and $6.7 million compared to the same periods in 2008.  The decrease during the three months ended September 30, 2009 is primarily due to lower AWD software license fee revenues.  The decrease during the nine months ended September 30, 2009 is attributable to lower AWD and investment management software license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $211.4 million and $632.3 million during the three and nine months ended September 30, 2009, respectively, unchanged as compared to the three months ended September 30, 2008 and a decrease of $13.1 million or 2.0% as compared to the nine months ended September 30, 2008.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $11.6 million and $41.6 million during the three and nine months ended September 30, 2009, a decrease of $5.9 million and $12.7 million, respectively, compared to the same periods in 2008.  Incremental costs and expenses during the three and nine months ended September 30, 2009 attributable to the consolidation of Argus and the acquisition of BlueDoor were approximately $27.8 million and $56.5 million, respectively.  Excluding reimbursable operating expenses during the three months ended September 30, 2009 and 2008 and excluding incremental costs of Argus and BlueDoor during the three months ended September 30, 2009, costs and expenses decreased $21.9 million or 11.3% during third quarter to $172.0 million.  On this basis, the decrease in costs and expenses is primarily attributable to lower compensation and benefit related costs from lower staffing levels and lower incentive compensation accruals, partially offset by higher deferred compensation costs of approximately $6.5 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net).  Lower travel related costs and the foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $2.5 million also contributed to the decease during the three months ended September 30, 2009.  In addition, costs and expenses during the three months ended September 30, 2008 included higher costs associated with reductions in international staffing levels, higher compensation costs related to the achievement of goals from prior business acquisitions and higher costs related to a new client subaccount conversion in 2008.

Excluding reimbursable operating expenses during the nine months ended September 30, 2009 and 2008 and excluding incremental costs of Argus and BlueDoor (for the nine months ended September 30, 2009), costs and expenses decreased $56.9 million or 9.6% during the nine months ended September 30, 2009 to $534.2 million.  On this basis, the decrease in costs and expenses is primarily attributable to the same reasons above.  The reduction in costs and expenses from the effect of foreign currency exchange rates between the U.S. Dollar and other currencies was approximately $19.0 million.  Deferred compensation costs increased by approximately $12.2 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and nine months ended September 30, 2009 increased $0.4 million or 2.0% and decreased $3.2 million or 5.3%, respectively, compared to the same periods in 2008.  Incremental depreciation and amortization costs attributable to the consolidation of Argus and the acquisition of BlueDoor were $2.1 million and $4.4 million for the three and nine months ended September 30, 2009, respectively.  Excluding incremental costs of Argus and BlueDoor, depreciation and amortization decreased $1.7 million to $18.8 million during the three months ended September 30, 2009 and decreased $7.6 million to $53.1 million during the nine months ended September 30, 2009.  On that basis, the decrease in depreciation and amortization is attributable to lower depreciation from the Company’s use of accelerated depreciation methods, certain assets becoming fully depreciated in 2009 and lower costs associated with foreign currency exchange effects between the U.S. Dollar and other currencies.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2009 was $55.6 million and $183.5 million, respectively, a decrease of $14.4 million or 20.6% and $30.4 million or 14.2% compared to the same periods in 2008.  The decrease in Financial Services income from operations during the three months ended September 30, 2009 is attributable to an increase in deferred compensation costs of approximately $6.5 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net), the consolidation of losses incurred by Argus and lower revenues across other Financial Services business operations.  The decrease in Financial Services income from operations during the nine months ended September 30, 2009 is principally for the same reasons mentioned above.  The amount of increased deferred compensation costs was approximately $12.2 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net) for the nine months ended September 30, 2009.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2009 were $265.8 million and $796.3 million, respectively, an increase of $8.4 million or 3.3% and a decrease of $1.4 million or 0.2% compared to the same periods in 2008.  Output Solutions Segment operating revenues for the three months ended September 30, 2009 were $120.3 million, a decrease of $8.5 million or 6.6%, compared to the same period in 2008.  The decrease is principally from lower revenue per item mailed and image produced, attributable to higher relative volumes from clients with lower unit pricing.  In addition, foreign currency exchange effects of approximately $1.8 million between the U.S. Dollar and both the British Pound and Canadian Dollar contributed to the decrease in revenues.  Output Solutions Segment operating revenues for the nine months ended September 30, 2009 were $364.8 million, a decrease of $37.8 million or 9.4%, compared to the same period in 2008, for the same reasons mentioned above.  The foreign currency exchange effect was approximately $9.3 million for the nine months ended September 30, 2009.  In addition, lower images were produced.  Out-of-pocket revenues for the three and nine months ended September 30, 2009 were $145.5 million and $431.5 million, respectively, an increase of $16.9 million or 13.1% and $36.4 million or 9.2% compared to the same periods in 2008, primarily attributable to an increase in the number of clients where Output Solutions procures postage on behalf of the client.

Items mailed during the three and nine months ended September 30, 2009 were 605.3 million and 1,755.5 million, respectively, an increase of 4.9% and a decrease of 0.9% compared to the same periods in 2008.  The increase in items mailed for the three months ended September 30, 3009 compared to the same period in 2008, is due to new client volumes, partially offset by lower volumes from existing clients.  The decrease in the nine months ended September 30, 2009, compared to the same period in 2008, is due to lower volumes from existing customers and a special privacy notice completed in 2008 that did not recur in 2009, partially offset by volumes from new clients.  Images produced during the three and nine months ended September 30, 2009 were 3.4 billion and 9.6 billion, respectively, unchanged as compared to the three months ended September 30, 2008 and a decrease of 9.4% compared to the nine months ended September 30, 2008.  Lower image volumes from existing clients and reduced amounts of transaction information included on invoices were offset by new client volumes.  The decrease in images produced for the nine months ended September 30, 2009, compared to the same period in 2008, is due to the same reasons mentioned above and the absence of the privacy mailings.

During second quarter 2009, Output Solutions received four new client commitments representing, when fully transitioned, approximately 300 million of aggregate packages annually.  Output Solutions received two additional client commitments during third quarter 2009 representing, when fully transitioned, approximately 89 million of aggregate packages annually.  As of September 30, 2009, three of the six new client commitments were being processed by Output Solutions.  Conversion activities related to the three remaining new client commitments, representing approximately 96 million of aggregate packages annually, are scheduled to be completed in fourth quarter 2009 and first quarter 2010.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2009 increased $8.3 million or 3.5% and $6.4 million or 0.9%, respectively, compared to the same periods in 2008.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $145.5 million and $431.5 million during the three and nine months ended September 30, 2009, respectively, an increase of $16.9 million or 13.1% and $36.4 million or 9.2% compared to the same periods in 2008, primarily attributable to increases in customer postage.  Excluding reimbursable operating expenses, costs and expenses decreased $8.6 million or 7.7% during the three months ended September 30, 2009 to $102.6 million, primarily from lower material, personnel and leased equipment costs from the implementation of owned digital print technologies and lower costs related to the effect of foreign currency exchange rates of approximately $1.5 million.  Excluding reimbursable operating expenses, costs and expenses decreased $30.0 million or 8.7% during the nine months ended September 30, 2009 to $315.1 million, primarily from the same reasons mentioned above.  The effect of foreign currency exchange rates was approximately $8.2 million for the nine months ended September 30, 2009, and from lower volumes.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three and nine months ended September 30, 2009 increased $0.5 million or 4.9% and $0.7 million or 2.4%, respectively, compared to the same periods in 2008.  The increase during the three months ended September 30, 2009 is attributable to increased depreciation from equipment to support expanded postal processing offerings and new client volumes.  The increase in the nine months ended September 30, 2009 is attributable to the same reasons mentioned above.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2009 was $7.0 million and $20.1 million, respectively, a decrease of $0.4 million or 5.4% and $8.5 million or 29.7% compared to the same periods in 2008, primarily from lower revenues.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $15.2 million and $45.4 million for the three and nine months ended September 30, 2009, respectively, a decrease of $1.1 million or 6.7% and $1.2 million or 2.6% compared to the same periods in 2008.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.1 million and $45.0 million for the three and nine months ended September 30, 2009, respectively, a decrease of $1.0 million or 6.2% and $1.2 million or 2.6% compared to the same periods in 2008, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $1.0 million and $1.9 million during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower rent expense from purchasing a building in December 2008 that was previously leased.

Depreciation and amortization

Investments and Other Segment depreciation and amortization increased $1.4 million and $2.4 million during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, attributable to more buildings owned in 2009 and a real estate impairment of approximately $1.0 million recorded in third quarter 2009.

Income from operations

Investments and Other Segment income from operations was $1.9 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, a decrease of $1.5 million or 44.1%  and $1.7 million or 18.1% compared to the same periods in 2008, attributable to a real estate impairment of approximately $1.0 million recorded in third quarter 2009 and from lower revenues.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30,	December 31,
	2009	2008

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	63.4	65.4
Tax-advantaged:
IRA mutual fund accounts	26.9	27.0
Other retirement accounts	10.0	9.9
Section 529 and Educational IRA’s	9.4	8.9
	46.3	45.8
Total registered accounts	109.7	111.2
Subaccounts	10.6	8.9
Total accounts serviced	120.3	120.1

International
United Kingdom (1)	6.5	5.9
Canada (2)	10.5	10.6

TRAC participants (millions)	3.5	3.7
Automated Work Distributor workstations (thousands)	195.9	195.2
DST Health Solutions covered lives (millions)	23.6	23.4

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	93.4	108.2	283.2	323.1

Output Solutions Operating Data
Images produced (billions)	3.4	3.4	9.6	10.6
Items mailed (billions)	0.6	0.6	1.8	1.8

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(3)           Argus Health Systems, Inc. became a wholly-owned subsidiary of DST on March 31, 2009 when DST acquired the remaining 50% equity interest.  Paid claims operating data for periods other than the three and six months ended September 30, 2009, when DST did not control Argus, is for informational purposes only.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, and payments on debt.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2009 and 2008 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $289.0 million and $302.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in operating cash flows during 2009 is primarily attributable to lower earnings in 2009 (as adjusted for non-cash items included in the determination of net income, principally the $41.7 million gain on equity interest of Argus) and negative working capital changes from higher payments in 2009 for income taxes, partially offset by $29.3 million of dividends received in 2009 from unconsolidated affiliates (principally Boston Financial Data Services).  The Company had $96.2 million of cash and cash equivalents at September 30, 2009, an increase of $17.5 million from December 31, 2008.  Operating cash flows during 2009 resulted principally from net income of $182.8 million adjusted for non-cash items included in the determination of net income, including the $41.7 million gain on equity interest of Argus, depreciation and amortization expense of $93.8 million and equity in earnings of unconsolidated affiliates of $24.0 million.  Significant working capital related adjustments to net income include decreases in accounts payable and accrued liabilities of $25.8 million, decreases in income taxes payable of $41.0 million and decreases in accounts receivable of $66.7 million.

The Company received proceeds of $30.0 million from accounts receivable securitizations under the Company’s accounts receivable securitization program in April 2009 prior to the expiration of the program on May 21, 2009.  Cash collections from the transferred receivable interests under the Company’s former accounts receivable securitization program of $160.0 million were remitted to the commercial paper conduit on May 21, 2009 upon expiration of the program.  Proceeds received from accounts receivable securitizations under the new $175 million accounts receivable program entered on May 21, 2009 were $140.0 million.  The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both accounts receivable securitization programs in 2009.  The Company received proceeds from accounts receivable securitizations of $30.0 million during the nine months ended September 30, 2008.

Investing Activities

Cash flows provided by investing activities were $45.8 million during the nine months ended September 30, 2009 compared to $179.0 million of cash flows used by investing activities during the nine months ended September 30, 2008.  Investing cash outflows during 2009 for the step acquisition of Argus of $47.8 million, net, were more than offset by investing inflow proceeds of $132.7 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients and $28.6 million of higher proceeds from sales of investments in 2009 as compared to 2008.  Investing cash flows during 2008 included $39.2 million of cash proceeds from the sale of Asurion in 2007 and an $85.8 million increase in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency clients, partially offset by a $34.5 million loan to an unconsolidated real-estate affiliate.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Nine Months
	Ended September 30,
	2009	2008
Financial Services Segment	$34.7	$32.2
Output Solutions Segment	28.7	18.3
Investments and Other Segment	6.8	29.2
	$70.2	$79.7

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $72.3 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2009 compared to $91.5 million during the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, the Company received $102.1 million from the sale of investments in available-for-sale securities and other investments as compared to $73.5 million during the nine months ended September 30, 2008.  DST sold approximately 4.6 million shares of Computershare Ltd. during the third quarter 2009, received proceeds of $40.3 million, and recognized a gain of $17.6 million.

Acquisition of Argus

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus and DST as of this acquisition date.  The purchase price for the remaining 50% equity interest was $57.0 million in cash, but $9.2 million of cash acquired upon consolidation of Argus decreases the reported amount paid in the statement of cash flows to $47.8 million.  On January 1, 2009, the Company adopted the new accounting guidance for business combinations.  In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million, which is included in other income (expense), net in the Condensed Consolidated Statement of Income.  DST has recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST’s previously held equity interest.

Funds Held on Behalf of Clients

The Company had $213.2 million and $209.3 million of funds held on behalf of clients at September 30, 2009 and December 31, 2008, respectively.  This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients.

End of day available client bank balances for full service mutual fund transfer agency clients are invested overnight by and in the name of the Company into credit-quality money market funds.  Invested balances are returned to the full service mutual fund transfer agency client accounts the following business day.  Based upon the Company’s intent, these invested client balances represent assets that are restricted for use and have been classified as client funds obligations in the Company’s Condensed Consolidated Balance Sheet.

DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus with DST as of this acquisition date.  Funds received from Argus clients for the payment of pharmacy claims incurred by its members are invested in cash and cash equivalents (credit-quality money market funds), short-term investments and available for sale debt securities (short-term) until the claim payments are presented to the bank.  Certain of these amounts are included in funds held on behalf of clients in the Condensed Consolidated Balance Sheet and are also recorded as a client funds obligation liability.  Funds held on behalf of clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to pharmacies, which are classified as client funds obligations in the Company’s Condensed Consolidated Balance Sheet.

The Company has reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Condensed Consolidated Statement of Cash Flows.  The Company has reported the cash inflows and outflows related to client fund investments with original maturities of 90 days or less on a net basis within net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations in the investing section of the Condensed Consolidated Statement of Cash Flows.  The Company has reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.

Financing Activities

Cash flows used by financing activities were $317.3 million and $133.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Financing cash outflows for 2009 were repurchase of senior convertible debentures of $131.3 million, share repurchases of $7.6 million and net repayments under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $30.1 million.  Client funds obligations decreased $144.2 million during the nine months ended September 30, 2009 as compared to an increase of $85.8 million during the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, cash outflows from share repurchase activities of $697.4 million were partially offset by $394.7 million of cash inflows from borrowings on revolving credit facilities.

Common Stock Issuances and Repurchases

The Company received proceeds of $7.1 million and $4.7 million from the issuance of common stock from the exercise of employee stock options during the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, there were approximately 2.4 million shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 165,000 shares of DST common stock for $5.5 million or approximately $33.33 per share during the nine months ended September 30, 2009.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company repurchased 10,635,252 shares of DST common stock during the nine months ended September 30, 2008 at a cost of $691.7 million.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises was $2.1 million and $5.7 million during the nine months ended September 30, 2009 and 2008, respectively.

Client Funds Obligations

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company.  In addition, client funds obligations include transfer agency client balances invested overnight.  Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company had $311.6 million and $209.3 million of client funds obligations at September 30, 2009 and December 31, 2008, respectively.

Off Balance Sheet Obligations

As of September 30, 2009, the Company had no material off balance sheet arrangements, other than the Company’s accounts receivable securitization program.

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

The periodic transfers of undivided interests in the receivables by the SPE to the conduit meet the requirements for sale accounting treatment in accordance with the guidance for transfers and servicing of financial assets.  Accordingly, the portion of the receivables transferred to the conduit, up to an advance amount which cannot exceed $175.0 million, have been removed from the Condensed Consolidated Balance Sheet.  The SPE retains an interest in the receivables in excess of the amount transferred to the conduit, and such receivables will continue to be recognized on the Condensed Consolidated Balance Sheet.  The carrying value of the retained interest approximates its estimated fair value at the balance sheet date.  The Company believes increases in the level of assumed interest rates and/or credit losses compared to assumptions in effect at the balance sheet date by 10% or 20% would not materially affect the fair value of the retained interest at the reporting date.

At September 30, 2009, the total outstanding undivided interest in the receivables held by the conduit under the New Program was $140.0 million.  At December 31, 2008, the total outstanding undivided interest in the receivables held by the conduit under the Old Program was $130.0 million.  The Company received proceeds of $30.0 million from accounts receivable securitizations under the Old Program in April 2009, which resulted in $160.0 million outstanding prior to the expiration of the Old Program on May 21, 2009.  Cash collections from the transferred receivable interests under the Old Program of $160.0 million were remitted to the Old Program conduit on May 21, 2009 upon expiration of the Old Program.  Proceeds received from accounts receivable securitizations under the New Program were $140.0 million.  The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 presents the net proceeds received of $10.0 million from accounts receivable securitizations under both the Old Program and New Program.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,306.4 million for the nine months ended September 30, 2009 consisting of $719.5 million under the New Program and $586.9 million under the Old Program.  A $31.3 million and $32.0 million retained interest in the receivables sold is included in accounts receivable on the Condensed Consolidated Balance Sheet at September 30, 2009 and December 31, 2008, respectively.  The impact on net income stemming from these transfers was not material.

Delinquencies and credit losses related to the accounts receivable sold were not significant during the nine months ended September 30, 2009 and for the year ended December 31, 2008.

Financing Sources

The Company has used the following primary sources of financing: the syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; and secured borrowings, including the September 2008 real estate credit agreement.  The Company has also utilized bridge loans to augment the above sources of debt financing.  The Company’s borrowings under its revolving line of credit facilities decreased $30.1 million during the nine months ended September 30, 2009.  The Company had $1,263.5 million and $1,435.3 million of debt outstanding at September 30, 2009 and December 31, 2008, respectively.

Convertible Senior Debentures

During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.1 million and $5.9 million associated with the repurchase of a portion of the Company’s convertible senior debentures at a discount to carrying value.  The Company repurchased approximately $9.7 million and $122.6 million in principal amount of the original $540 million 4.125% Series A convertible senior debentures during the three and nine months ended September 30, 2009.  The Company repurchased approximately $14.7 million in principal amount of the original $300 million 3.625% Series B convertible senior debentures during the nine months ended September 30, 2009.  The outstanding amount of the Series A and Series B convertible senior debentures were $408.8 million and $171.3 million at September 30, 2009, and were $531.4 million and $179.8 million at December 31, 2008.  Because the Series A convertible senior debentures can be put to the Company at par for cash for a 10-day period beginning August 15, 2010, the amount outstanding at September 30, 2009, net of the amount exchanged on October 1, 2009 discussed below, or $218.4 million, was classified as current portion of debt in the Condensed Consolidated Balance Sheet.

On October 1, 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $190.4 million in aggregate principal of the Company’s outstanding 4.125% Series A convertible senior debentures due 2023 for $190.4 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023 (“Series C debentures”).

The Series C debentures bear regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15, 2010.  Beginning on August 15, 2010, the Company will not pay regular cash interest on the Series C debentures prior to maturity.  Instead, the original principal amount of each debenture will increase at a rate of 4.125% per year to $1,700.28, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of Series C debentures.  Beginning on August 20, 2010, the Company will pay additional contingent interest on the Series C debentures if the average trading price of the Series C debentures is above a specified level during a specified period.  For the period from August 20, 2010 to February 14, 2011, and thereafter for any six-month interest period from February 15 to August 14 or August 15 to February 14, the Company will pay contingent interest for such period if the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.  The Company will pay contingent interest on the interest payment date immediately following the applicable six-month interest period.  The amount of contingent interest payable per Series C debenture in respect of any six-month interest period will be equal to 0.19% of the average trading price of a Series C debenture for the applicable five trading-day reference period.  The “five trading-day reference period” means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period.

The Series C debentures are convertible under specified circumstances into shares of the Company’s common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events.  The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013.  The Series C debentures are convertible under any of the following circumstances 1) during any calendar quarter after December 31, 2009 if the last reported sale price of DST’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST’s common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement.  Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock.  The debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company’s stock.

The Series C debentures will mature on August 15, 2023.  The Company may redeem some or all of the Series C debentures at any time on or after August 15, 2013 in cash at the redemption price described below.  As described above, holders of the debentures will have the right to convert their Series C debentures if the Series C debentures have been called for redemption, and upon conversion, the Company will have the right to deliver, in lieu of common stock, cash or any combination of cash and common stock.  Holders will have the right to require the Company to purchase the Series C debentures at the purchase price described below on August 15, 2014, August 15, 2015 and August 15, 2020, or upon a fundamental change, as described in the Series C debentures indenture.  For purchases on August 15, 2014, the Company will pay the purchase price in cash.  Thereafter, and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.  The redemption or purchase price shall be a price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest, if any, to the redemption or purchase date.

The Series C debentures are unsecured and rank equally with all of the Company’s other existing and future unsecured and unsubordinated indebtedness.

Subsidiary Line of Credit

On September 21, 2009, a subsidiary of DST renewed an unsecured line of credit agreement that provides for revolving borrowings up to $50 million.  Among other items, the amendment changed the maturity date of the facility to September 30, 2010, increased the commitment fee on the unused portion of the line of credit from 0.15% per annum to 0.40% per annum and increased the applicable margin percentage above the floating LIBOR rate to 2.0%.  The Company had no amount outstanding under this line of credit at September 30, 2009 and December 31, 2008.

Real Estate Credit Agreement and Interest Rate Swap

In September 2008, certain subsidiaries of DST entered into a credit agreement with a syndicate of lenders.  The credit agreement provides for a five-year, non-revolving credit facility in an aggregate principal amount of up to $120.0 million.  Upon closing of the facility, $115.0 million was advanced to DST.  The credit facility is secured by, among other things, the real estate and properties owned by these DST subsidiaries as well as an assignment of the related leases, rents and other benefits of these assets.  The interest rate applicable to the credit agreement is a floating rate tied to either offshore LIBOR rate plus an applicable margin rate of 1.75% or the prime rate (as defined in the credit agreement), as elected by DST.  Principal and interest payments are due on the first of each month and are based on a 20-year amortization schedule.  At September 30, 2009 and December 31, 2008, amounts outstanding under this agreement were $112.4 million and $114.5 million, respectively.  In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on this real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010.  This cash flow hedge is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013.  Accounting standards require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.  At September 30, 2009, the fair value of the Company’s pay-fixed, receive-variable, forward starting interest rate swap was a liability of $1.7 million, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheet.  The Company determined there was no ineffectiveness during the nine months ended September 30, 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Company’s Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities (which were $1,012.6 million at September 30, 2009) and other investments.  On July 1, 2010, the Company’s $600 million syndicated line of credit facility matures.  At September 30, 2009, the Company had approximately $428.7 million outstanding under this facility.  In addition, the Company’s Series A convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010.  The Company believes that there is a higher probability that a holder of the Series A convertible bonds will exercise the “put” if the Company’s common stock share price is below $49.08.  Even if the Company’s share price exceeds $49.08, a holder of the Series A convertible debentures may choose to exercise the cash put option.  Adverse economic conditions could impair the Company’s ability to access credit markets if additional financing is required by the Company to satisfy the redemption value of any Series A convertible debentures if “put” to the Company in August 2010.  The Company had $408.8 million of Series A senior convertible debentures outstanding at September 30, 2009.  As discussed above, on October 1, 2009, the Company entered into separate privately negotiated exchange agreements under which it exchanged $190.4 million in aggregate principal of the Company’s Series A convertible senior debentures for an equal amount of Series C debentures.  Holders of the Series C debentures do not have the option to require the Company to purchase the debentures until August 15, 2014.  As a result, the risk of the Series A convertible senior debentures being put to the Company in August 2010 has been reduced to $218.4 million as of October 1, 2009.  The Company is developing refinancing strategies to replace its syndicated line of credit facility before it matures.  Based on current market conditions, the Company believes that interest rates on replacement debt facilities could range from 2% to 5% higher than existing interest rates on the Company’s currently placed debt.

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

At September 30, 2009 and December 31, 2008, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company’s comprehensive income totaled $147.9 million and $389.3 million for the three and nine months ended September 30, 2009, respectively, compared to a comprehensive loss of $49.5 million and $78.3 million for the three and nine months ended September 30, 2008.  Comprehensive income (loss) includes net income of $60.9 million and $182.8 million for the three and nine months ended September 30, 2009 compared to net income of $50.2 million and $172.3 million for the three and nine months ended September 30, 2008, respectively, and other comprehensive income of $87.0 million and $206.5 million for the three and nine months ended September 30, 2009 compared to other comprehensive loss of $99.7 million and $250.6 million for the three and nine months ended September 30, 2008, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on the Company’s interest rate swap, unrealized gain (loss) on the Company’s proportional share of unconsolidated affiliates interest rate swaps up to the carrying amount of the investment and foreign currency translation adjustments.  The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At September 30, 2009, the Company’s available-for-sale securities had unrealized holding losses of $1.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the unrealized losses at September 30, 2009 are other than temporary.

The Company recognized investment impairments which were other than temporary of $26.8 million for the nine months ended September 30, 2009 compared to $5.6 million and $25.8 million for the three and nine months ended September 30, 2008, respectively.  There were no investment impairments on available-for-sale securities for the three months ended September 30, 2009.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2009, the Company recorded $0.2 million and $3.3 million of net impairments, respectively, compared to $1.5 million and $7.3 million for the three and nine months ended September 30, 2008, on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment.  The impairments related primarily to investments in the Financial Services and Investments and Other segments.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income (expense), net, in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Earnings per share — Participating Securities

On January 1, 2009, DST adopted new authoritative accounting guidance related to share-based payment transactions.  Under this guidance, certain share-based payment awards that allow holders to receive dividends before they vest should be treated as participating securities.  Although unvested share-based payment awards with nonforfeitable rights to dividends have typically been included in the calculation of diluted EPS using the treasury stock method, these awards are now included in the calculation of basic EPS using the two-class method.  Because DST’s existing restricted stock awards allow holders the right to receive cash dividends, if any, on a 1:1 basis, DST is required to treat these awards as participating securities.  DST applied this guidance retrospectively to all periods prior to 2009, which resulted in increases in previously reported average common and diluted shares outstanding.  The increase in average common and diluted shares outstanding reduced previously reported basic and diluted earnings per share in those prior periods.  A comparison of amounts previously reported and as retrospectively restated is presented in the following table (in millions, except per share amounts).

	For the Three Months Ended				For the Six Months Ended	For the Nine Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2008	2008	2008

As previously reported

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	56.0	51.6	49.3	47.1	53.8	52.3	51.0
Average diluted shares outstanding	64.3	58.0	55.2	49.4	61.1	59.2	56.7

Basic earnings per share	$1.29	$0.97	$1.02	$1.50	$2.27	$3.30	$4.76
Diluted earnings per share	$1.12	$0.86	$0.91	$1.43	$2.00	$2.91	$4.28

	For the Three Months Ended				For the Six Months Ended	For the Nines Months Ended	For the Year Ended
	March 31,	June 30,	September 30,	December 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2008	2008	2008
As retrospectively restated

Net income	$72.2	$49.9	$50.2	$70.6	$122.1	$172.3	$242.9

Average common shares outstanding	58.6	54.2	51.9	49.7	56.4	54.9	53.6
Average diluted shares outstanding	65.5	59.0	56.2	50.1	62.2	60.2	57.7

Basic earnings per share	$1.23	$0.92	$0.97	$1.42	$2.16	$3.14	$4.53
Diluted earnings per share	$1.10	$0.85	$0.90	$1.41	$1.96	$2.86	$4.21

Note:  Earnings per share are computed independently for each of the quarters presented.

Accordingly, the accumulation of 2008 quarterly earnings per share may not equal the total computed for the year.

Accounting for Convertible Debt Instruments

On January 1, 2009, DST adopted new authoritative accounting guidance related to convertible debt instruments that may be settled in cash upon conversion.  The guidance clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  DST retrospectively applied this guidance to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued.  DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures.  The retrospective adoption of this guidance increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the three and nine months ended September 30, 2009 or 2008.  The adoption of this accounting guidance required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2008, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total stockholders’ equity.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new authoritative accounting guidance related to transfers of financial assets.  This guidance changes the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  DST will be required to adopt this guidance on January 1, 2010.  Early application is prohibited.

Besides removing the concept of a QSPE, this new accounting guidance: a) clarifies the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d) enhances disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

DST currently believes that the adoption of this new authoritative accounting guidance will require transferred accounts receivable to be reflected as assets of the Company and the proceeds received from such transfers being reflected as liabilities on the balance sheet.  DST continues to evaluate this new guidance and the impact it may have on the consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued new authoritative accounting guidance related to variable interest entities.  Among other items, this accounting guidance responds to concerns about the application of certain key provisions of the current accounting guidance for variable interest entities, including those regarding the transparency of the involvement with variable interest entities.  DST will be required to adopt this new authoritative accounting guidance on January 1, 2010.  Early application is prohibited.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on its financial position, results of operations, cash flows, or disclosures.

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements.  This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated.  The new guidance established a hierarchy for determining the selling price of a deliverable.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined what impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued an new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  The new authoritative accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined what impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Guidance

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final authoritative accounting guidance has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the current guidance, if amended as proposed.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 11.7 million shares (less shares already included in diluted earnings per share), the amount of shares that would be issued if all $580.1 million of the senior convertible debentures at September 30, 2009 would be converted to equity.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

The proposed change in accounting principle would affect the calculation of diluted earnings per share during the period the debentures are outstanding, but would not affect DST’s ability to ultimately settle the convertible debentures in cash, shares or any combination thereof.

The estimated impact of this new accounting guidance reflects the Company’s current estimates based upon the exposure draft in its current form.  There may be material differences between these estimates and the actual impact of the guidance when issued as final.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2009 was approximately $1.0 billion.  The impact of a 10% change in fair value of these investments would be approximately $61.8 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  At September 30, 2009, the Company and BFDS  had approximately $1.3 billion of cash balances maintained in such accounts, of which $0.8 billion are maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.2 million of net income (loss).

At September 30, 2009, the Company had $1.3 billion of debt, of which $652.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $22.8 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program are determined based on variable interest rates associated with commercial paper.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2009, the Company’s international subsidiaries had approximately $183.1 million in total assets and for the three and nine months ended September 30, 2009, these international subsidiaries incurred approximately $1.5 million and $7.4 million in net losses, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $18.3 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.7 million during the nine months ended September 30, 2009.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the

Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of September 30, 2009.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2003 and October 2009, we issued convertible senior debentures.  Issuing common stock to settle conversions could be dilutive to the price of our common stock, and settlement of debentures for cash could affect our financial condition, operating results and cash flow.  The debentures are convertible into shares of common stock under specified circumstances, which we refer to as Conversion Triggers.  We cannot accurately predict when certain Conversion Triggers outside of our control may occur.  To satisfy a conversion notice subsequent to a Conversion Trigger, we must deliver our common stock unless we properly notify the holder that we will settle with cash or a combination of cash and shares of common stock.  A conversion notice settled with shares will cause additional dilution to existing common shareholders, while a conversion notice settled in cash may require the Company to access credit markets or sell its investments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	4,521 (1)	36.90	4,000	2,433,010 (2)
August 1 – August 31	14,776 (1)	45.24	11,000	2,422,010 (2)
September 1 – September 30	40,274 (1)	45.28	40,000	2,382,010 (2)

(1)          For the three months ended September 30, 2009, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 4,571 shares of its common stock for participant income tax withholding in conjunction with stock option exercises, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 521 shares were purchased in July 2009, 3,776 shares were purchased in August 2009 and 274 shares were purchased in September 2009.

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

(a)        Exhibits:

31.1                         Certification of Chief Executive Officer of Registrant

31.2                         Certification of Chief Financial Officer of Registrant

32                                  Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities indicated, on November 5, 2009.

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)