Form 10-Q
period 2010-03-31
DST SYSTEMS INC
filed 2010-05-07
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2010:

Common Stock $0.01 par value – 46,714,621

DST Systems, Inc.

Form 10-Q

March 31, 2010

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$123.5	$106.2
Funds held on behalf of clients	246.3	208.3
Client funding receivable	69.4	103.8
Accounts receivable	273.3	167.2
Deferred income taxes	19.6	19.2
Other assets	47.8	74.2
	779.9	678.9

Investments	1,397.9	1,411.8
Properties	523.0	536.3
Goodwill	183.6	183.6
Intangible assets	41.7	43.0
Other assets	57.0	59.2
Total assets	$2,983.1	$2,912.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$364.4	$658.1
Client funds obligations	315.7	312.1
Accounts payable	52.0	69.9
Accrued compensation and benefits	76.6	90.8
Deferred revenues and gains	58.5	59.1
Other liabilities	92.1	91.2
	959.3	1,281.2

Long-term debt	961.5	563.8
Income taxes payable	59.0	57.1
Deferred income taxes	327.5	312.0
Other liabilities	69.7	64.3
Total liabilities	2,377.0	2,278.4
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	240.0	235.6
Retained earnings	2,812.2	2,749.6
Treasury stock (48.5 million and 46.2 million shares, respectively), at cost	(2,798.0)	(2,704.3)
Accumulated other comprehensive income	350.9	352.5
Total stockholders’ equity	606.1	634.4
Total liabilities and stockholders’ equity	$2,983.1	$2,912.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Operating revenues	$409.4	$395.6
Out-of-pocket reimbursements	157.3	165.3

Total revenues	566.7	560.9

Costs and expenses	468.1	458.2
Depreciation and amortization	30.3	28.3

Income from operations	68.3	74.4

Interest expense	(9.9)	(10.6)
Other income, net	54.4	16.2
Equity in earnings of unconsolidated affiliates	8.3	5.7

Income before income taxes	121.1	85.7
Income taxes	44.2	12.5

Net income	$76.9	$73.2

Average common shares outstanding	48.3	49.7
Average diluted shares outstanding	48.7	49.9

Basic earnings per share	$1.59	$1.47
Diluted earnings per share	$1.58	$1.47
Cash dividends declared per share of common stock	$0.30	$

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows — operating activities:
Net income	$76.9	$73.2
Depreciation and amortization	30.3	28.3
Net (gains) losses on investments	(37.6)	32.7
(Gain) loss on the extinguishment of senior convertible debentures	0.6	(3.7)
Gain on equity interest in Argus Health Systems, Inc.		(41.7)
Amortization of share-based compensation	3.9	6.3
Equity in earnings of unconsolidated affiliates	(8.3)	(5.7)
Dividends from unconsolidated affiliates	1.5	25.9
Deferred income taxes	17.5	(4.4)
Changes in accounts receivable	(106.2)	11.0
Changes in accounts payable and accrued liabilities	(20.8)	(33.5)
Changes in income taxes payable	26.9	(16.2)
Other, net	(4.2)	5.6
Total adjustments to net income	(96.4)	4.6
Net	(19.5)	77.8
Cash flows — investing activities:
Capital expenditures	(31.5)	(21.9)
Proceeds from (investments in and advances to) unconsolidated affiliates	1.2	(1.6)
Investments in securities	(24.8)	(26.7)
Proceeds from sales/maturities of investments	84.8	13.9
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(38.0)	73.6
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired		(47.8)
Other, net	0.1	0.1
Net	(8.2)	(10.4)
Cash flows — financing activities:
Proceeds from issuance of common stock	6.0	4.1
Principal payments on debt	(4.0)	(4.1)
Repurchases of senior convertible debentures	(29.1)	(49.8)
Net increase (decrease) in client funds obligations	38.0	(73.6)
Net borrowings on revolving credit facilities	8.6	29.8
Common stock repurchased	(99.7)	(3.8)
Net proceeds from accounts receivable securitization program	125.0
Excess tax benefits from share based compensation	0.2
Net	45.0	(97.4)
Net increase (decrease) in cash and cash equivalents	17.3	(30.0)
Cash and cash equivalents, beginning of period	106.2	78.7
Cash and cash equivalents, end of period	$123.5	$48.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2009 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2010, and the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

2.  Investments

Investments are as follows (in millions):

	2010	Carrying Value
	Ownership Percentage	March 31, 2010	December 31, 2009
Available-for-sale securities:
State Street Corporation	2%	$477.6	$460.7
Computershare Ltd.	3%	200.9	228.8
Euronet Worldwide	4%	34.7	41.4
Other available-for-sale securities		156.2	162.4
		869.4	893.3
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	158.1	154.5
International Financial Data Services, U.K.	50%	64.4	65.1
International Financial Data Services, L.P.	50%	39.0	38.5
Unconsolidated real estate affiliates		85.8	88.0
Other unconsolidated affiliates		13.3	13.4
		360.6	359.5
Other:
Trading securities		49.2	48.8
Held-to-maturity		11.5	6.9
Investments, at cost		107.2	103.3
		167.9	159.0
Total investments		$1,397.9	$1,411.8

The Company is a limited partner in various private equity funds.  At March 31, 2010 and December 31, 2009, the Company’s carrying value of these private equity fund investments was approximately $98.9 million and $94.4 million, respectively.  At March 31, 2010, the Company had future capital commitments related to these private equity fund investments of approximately $137.8 million.

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2010	December 31, 2009

Book cost basis	$288.2	$319.4
Gross unrealized gains	566.9	557.8
Gross unrealized losses	(0.8)	(0.9)
Unrealized gain from changes in foreign currency exchange rates	15.1	17.0
Market value	$869.4	$893.3

During the three months ended March 31, 2010 and 2009, the Company received $84.6 million and $13.9 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $37.8 million and $1.1 million and gross realized losses of $0.3 million and $1.9 million were recorded during the three months ended March 31, 2010 and 2009, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.1 million and $25.6 million related to other than temporary investment impairments for the three months ended March 31, 2010 and 2009, respectively.  Included in the $84.8 million received from sale/maturities of investments is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare, which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2010 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$6.5	$0.8	$	$	$6.5	$0.8

The Company recognized $0.1 million of investment impairments for the three months ended March 31, 2010 compared to $25.6 million for the three months ended March 31, 2009, which were other than temporary.   The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2009, the Company recorded $4.4 million of net impairments on private equity fund and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended March 31,
	2010	2009

BFDS	$3.6	$3.7
IFDS, U.K.	3.4	1.5
IFDS, L.P.	1.3	0.9
Argus		(1.5)
Other		1.1
	$8.3	$5.7

DST acquired the remaining 50% equity interest in Argus Health Systems, Inc. (“Argus”) on March 31, 2009 and no longer records equity in earnings of Argus, but rather consolidates the Argus results in DST’s financial statements.

3.  Fair Value Measurements

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

As of March 31, 2010, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Included in funds held on behalf of clients at March 31, 2010 are approximately $16.6 million of available-for-sale fixed income securities held to satisfy client funds obligations.  The Company also owns $3.6 million of other available-for-sale fixed income securities.  In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swap was determined using inputs from quoted prices for similar asset and liabilities in active markets and other observable inputs directly or indirectly.  Accordingly, these investments have been classified as Level 2 in the table below

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
	Total	in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity securities	$915.0	$915.0	$	$

Fixed income securities	20.2		20.2

Interest rate swap liability	(3.2)		(3.2)
Total	$932.0	$915.0	$17.0	$

At March 31, 2010, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $38.5 million.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

4.  Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$51.2	$12.6	$51.2	$11.6
Other	6.0	2.9	6.0	2.6

Total	$57.2	$15.5	$57.2	$14.2

Amortization of intangible assets for the three months ended March 31, 2010 and 2009 was approximately $1.3 million and $0.9 million, respectively.  Annual amortization for intangible assets recorded as of March 31, 2010 is estimated to be $3.4 million for the remainder of 2010, $4.5 million for 2011, $4.3 million for 2012, $3.6 million for 2013, $3.5 million for 2014 and $22.4 million thereafter.

5.  Debt

Convertible Senior Debentures

During the three months ended March 31, 2010, the Company repurchased approximately $28.5 million in principal amount of the 4.125% Series A convertible senior debentures for $29.1 million and recorded a loss of $0.6 million.  During the three months ended March 31, 2009, the Company repurchased approximately $51.5 million in principal amount of the Series A debentures and approximately $2.0 million in principal of the Series B debentures for $49.8 million (in aggregate) and recorded a net gain of $3.7 million on these transactions.  At March 31, 2010, the outstanding amount of the Company’s convertible senior debenture was $554.7 million consisting of Series A ($123.3 million), Series B ($174.4 million) and Series C ($257.0 million).  In early April 2010, the Company repurchased an additional $8.0 million in principal amount of the 4.125% Series A convertible senior debentures.  There are $115.3 million of Series A convertible debentures currently outstanding.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its existing syndicated revolving line of credit facility.  The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million.  The interest rates applicable to loans under the new credit agreement are generally based on the offshore (LIBOR), Federal Funds or prime rates plus applicable margins as defined in the agreement.  The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company’s consolidated leverage ratio.  The grid schedules may result in fluctuations in borrowing costs ranging from ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined.  Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2013.

The administrative agent for the new and old syndicated line of credit facility is the same.  On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old credit facility to the new credit facility.  The Company was in compliance with all debt covenants at March 31, 2010.

Accounts Receivable Securitization Program

On January 1, 2010, the Company adopted new authoritative accounting guidance related to transfers of financial assets.  This guidance changed the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  Besides removing the concept of a QSPE, this new accounting guidance: a) clarified the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defined the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) required a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d) enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

Prior to the adoption of this new authoritative accounting guidance on January 1, 2010, the periodic transfers by the SPE of undivided interests in accounts receivable to the third-party, multi-seller, asset-backed commercial paper conduit met the requirements for sale accounting treatment and were considered an off-balance sheet arrangement.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  At March 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the three months ended March 31, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the three months ended March 31, 2010, total proceeds from the accounts receivable securitization program were approximately $215.0 million and total repayments were approximately $90.0 million which comprises the net cash inflow in the financing section of the statement of cash flows.  Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

6.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 36.5% and 14.6% for the three months ended March 31, 2010 and 2009, respectively.  The effective tax rate for the three months ended March 31, 2010 was greater than the statutory federal income tax rate of 35.0% primarily from state income taxes and valuation allowances against international operating losses, partially offset by benefits from higher dividends received deduction and increased utilization of foreign tax credits.  During the three months ended March 31, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

7.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net income	$76.9	$73.2

Average common shares outstanding	48.3	49.7

Incremental shares from assumed conversions of stock options and debenture conversion	0.4	0.2

Average diluted shares outstanding	48.7	49.9

Basic earnings per share	$1.59	$1.47
Diluted earnings per share	$1.58	$1.47

The Company had approximately 46.8 million and 49.7 million shares outstanding at March 31, 2010 and 2009, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 3.9 million and 3.7 million for the three months ended March 31, 2010 and 2009, respectively.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At March 31, 2010, outstanding Series A debentures were convertible into 2.5 million shares of common stock, outstanding Series B debentures were convertible into 3.4 million shares of common stock and outstanding Series C debentures were convertible into 5.2 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  There was no additional dilution for the three months ended March 31, 2010 and 2009, respectively, because the Company’s average share price was less than average accreted price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the three months ended March 31, 2010, the Company issued approximately 0.1 million common stock options, 0.4 million restricted stock units (“RSU’s”) and exchanged 0.1 million shares of previously awarded restricted stock shares for the same amount of RSU’s.  The 0.4 million RSU grant contains performance features and is generally expected to vest over a three to five year period.  Approximately 0.7 million previously issued restricted shares vested in January 2010 and in connection with the vesting of those shares, the Company retained approximately 0.3 million vested shares in settlement of employee tax-withholding obligations.  At March 31, 2010, the Company had outstanding 0.5 million unvested RSU’s, 0.2 million unvested restricted shares and 5.9 million stock options (of which 1.3 million were not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the 0.4 million RSU’s granted during first quarter 2010 was approximately $15.8 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods assuming full achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s are able to participate in cash dividends, if any, (paid in the form of additional RSU’s, subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, during the term of restriction.

At March 31, 2010, the Company had $36.7 million of total unrecognized compensation expense (included in additional paid-in-capital on the Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $16.4 million for the remainder of 2010, $12.1 million for 2011, $7.1 million for 2012, $0.9 million for 2013 and $0.2 million for 2014, based on awards currently outstanding.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended March 31,
	2010	2009

Net income	$76.9	$73.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	46.4	(96.5)
Proportional share of unconsolidated affiliate interest rate swap	0.3	0.3
Unrealized loss on interest rate swap	(1.3)	(2.5)
Less reclassification adjustments for net (gains) losses included in net income	(37.4)	26.4
Foreign currency translation adjustments	(7.1)	(6.2)
Deferred income taxes	(2.5)	29.8
Other comprehensive loss:	(1.6)	(48.7)
Comprehensive income	$75.3	$24.5

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $38.5 million and $35.6 million at March 31, 2010 and December 31, 2009, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $19.3 million and $17.8 million at March 31, 2010 and December 31, 2009, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $4.7 million and $5.0 million recorded at March 31, 2010 and December 31, 2009, respectively.

Stock repurchases

At March 31, 2010, there were approximately 164,000 shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company repurchased 2.1 million shares of DST common stock for $84.9 million or approximately $40.43 per share during the three months ended March 31, 2010.

Dividend declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.   The aggregate amount of the cash dividend was $14.3 million and is included in other current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2010.

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

The Company has letters of credit of $8.3 million outstanding at both March 31, 2010 and December 31, 2009.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2010 and December 31, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2013.  At March 31, 2010 and December 31, 2009, total borrowings on the loan were $31.0 million and $31.1 million, respectively, and the Company’s guarantee totaled $1.0 million for both March 31, 2010 and December 31, 2009.

In April 2010, the Company entered into an agreement to guarantee 29% of the outstanding principal amount related to an initial $13.9 million mortgage loan to a 50% owned real estate joint venture.  The loan matures in April 2015.

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

At March 31, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

9.  Restructuring Charge

On January 29, 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $21.3 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $11.8 million of termination benefit expense in first quarter 2010 and expects approximately $7.0 million of related expenses in second quarter 2010, with the remaining charges to occur in fourth quarter of 2010.  These termination benefit expenses have been included in costs and expenses in the Consolidated Statement of Income.  The Company is approximately 50% complete with the workforce reduction plan as of March 31, 2010.

The following table (in millions) presents termination benefit expenses at March 31, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid
		or Settled		Estimated Settlement
	Plan	Three Months		Three Months Ended
	Estimate, as Revised	Ended March 31, 2010	Remaining Costs	June 30, 2010	September 30, 2010	December 31, 2010	Total

Financial Services	$14.1	$(9.1)	$5.0	$2.5	$	$2.5	$5.0
Output Solutions	7.2	(2.7)	4.5	4.5			4.5
	$21.3	$(11.8)	$9.5	$7.0	$	$2.5	$9.5

10.  Authoritative Accounting Guidance

Variable Interest Entities

On January 1, 2010, the Company adopted new authoritative accounting guidance related to variable interest entities.  Among other items, this accounting guidance responds to concerns about the application of certain key provisions of the current accounting guidance for variable interest entities, including those regarding the transparency of the involvement with variable interest entities.  The adoption of this new accounting guidance did not have a significant impact on the consolidated financial statements.

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements.  This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated.  The new guidance established a hierarchy for determining the selling price of a deliverable.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined the impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued an new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  The new authoritative accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined the impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Standard

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the current guidance, if amended as proposed.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 11.1 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $554.7 million of the senior convertible debentures at March 31, 2010 would be converted to equity.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2010	December 31, 2009

Financial Services	$1,577.7	$1,477.8
Output Solutions	242.6	253.4
Investments and Other	1,247.6	1,267.0
Elimination Adjustments	(84.8)	(85.4)
	$2,983.1	$2,912.8

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$280.9	$125.5	$3.0	$	$409.4
Intersegment operating revenues	2.5	1.9	11.7	(16.1)
Out-of-pocket reimbursements	12.8	145.9	0.1	(1.5)	157.3
Total revenues	296.2	273.3	14.8	(17.6)	566.7

Costs and expenses	222.5	251.3	9.3	(15.0)	468.1
Depreciation and amortization	18.7	9.8	2.5	(0.7)	30.3

Income (loss) from operations	55.0	12.2	3.0	(1.9)	68.3
Other income, net	4.8	0.1	49.5		54.4
Equity in earnings of unconsolidated affiliates	8.4		(0.1)		8.3

Earnings (loss) before interest and income taxes	$68.2	$12.3	$52.4	$(1.9)	$131.0

	Three Months Ended March 31, 2009
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$265.5	$127.0	$3.1	$	$395.6
Intersegment operating revenues	2.2		12.1	(14.3)
Out-of-pocket reimbursements	17.1	148.2	0.1	(0.1)	165.3
Total revenues	284.8	275.2	15.3	(14.4)	560.9

Costs and expenses	201.3	259.1	9.7	(11.9)	458.2
Depreciation and amortization	17.5	8.9	2.5	(0.6)	28.3

Income (loss) from operations	66.0	7.2	3.1	(1.9)	74.4
Other income (expense), net	39.6		(23.4)		16.2
Equity in earnings of unconsolidated affiliates	6.1		(0.4)		5.7

Earnings (loss) before interest and income taxes	$111.7	$7.2	$(20.7)	$(1.9)	$96.3

Earnings before interest and income taxes in the segment reporting information above less interest expense of $9.9 million and $10.6 million for the three months ended March 31, 2010 and 2009, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company’s management as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).  Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referred to below in Part II, Item 1A, “Risk Factors.”  Readers are strongly encouraged to consider the factors referred to in such section and any amendments or modifications thereof when evaluating any forward-looking statements concerning the Company.  The Company’s reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company undertakes no obligation to update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

INTRODUCTION

The business units of DST Systems, Inc. (“DST” or “the Company”) offer sophisticated information processing and software services and products. These business units are reported as two operating segments, Financial Services and Output Solutions.  In addition, investments in the Company’s real estate subsidiaries and affiliates, equity securities, private equity funds and certain financial interests have been aggregated into the Investments and Other Segment.

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

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.

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

The Output Solutions Segment’s research and development efforts have resulted in two mail and postal processing initiatives, Smart Commingling and Intelligent Mail barcode, in compliance with United States Postal Services requirements.  In addition, the Digital Press Technology (“DPT”) high-speed color printing and inserting platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing. DST Output believes DPT is a technologically-differentiated service offering that enables them to provide better and more efficient products and services to clients.

The Output Solutions Segment distributes its product directly to customers and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products are also distributed or bundled with product offerings to customers of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $834.2 million at March 31, 2010, including approximately 10.6 million shares of State Street Corporation (“State Street”), 17.5 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $477.6 million, $200.9 million and $34.7 million, respectively, based on closing exchange values at March 31, 2010.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Revenues
Operating revenues
Financial Services	$283.4	$267.7
Output Solutions	127.4	127.0
Investments and Other	14.7	15.2
Elimination Adjustments	(16.1)	(14.3)
	409.4	395.6
% change from prior year period	3.5%

Out-of-pocket reimbursements
Financial Services	12.8	17.1
Output Solutions	145.9	148.2
Investments and Other	0.1	0.1
Elimination Adjustments	(1.5)	(0.1)
	157.3	165.3
% change from prior year period	(4.8)%

Total revenues	$566.7	$560.9
% change from prior year period	1.0%

Income from operations
Financial Services	$55.0	$66.0
Output Solutions	12.2	7.2
Investments and Other	3.0	3.1
Elimination Adjustments	(1.9)	(1.9)
	68.3	74.4

Interest expense	(9.9)	(10.6)
Other income, net	54.4	16.2
Equity in earnings of unconsolidated affiliates	8.3	5.7
Income before income taxes	121.1	85.7
Income taxes	44.2	12.5
Net income	$76.9	$73.2

Basic earnings per share	$1.59	$1.47
Diluted earnings per share	$1.58	$1.47
Non-GAAP diluted earnings per share	$1.11	$0.83
Cash dividend declared per share of common stock	$0.30	$

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2010 were $566.7 million, a decrease of $5.8 million or 1.0% compared to the three months ended March 31, 2009.  Consolidated operating revenues for the three months ended March 31, 2010 increased $13.8 million or 3.5% compared to the same period in 2009.  The increase in consolidated operating revenues are attributable to increases of $15.7 million in Financial Services and $0.4 million in Output Solutions.  Absent $26.0 million of net incremental operating revenues resulting from the acquisition and consolidation of Argus Health Systems, Inc. (“Argus”) on March 31, 2009, Financial Services operating revenues decreased $10.3 million or 3.9% as compared to the same period in 2009.  On this basis, the decrease in Financial Services operating revenues is attributable to lower volumes of DST Health Solutions professional services revenues, lower mutual fund shareowner processing service revenues and lower license fee revenues, partially offset by higher DST Global Solutions revenues primarily related to foreign currency exchange effects between the U.S. Dollar and other currencies.  The increase in Output Solutions operating revenues resulted from foreign currency exchange effects of approximately $2.5 million between the U.S. dollar and both the Canadian Dollar and British Pound, partially offset by lower revenue per unit (packages and images) processed.

Consolidated OOP reimbursements during the three months ended March 31, 2010 decreased $8.0 million or 4.8% compared to the same period in 2009.  OOP reimbursements for Output Solutions decreased $2.3 million or 1.6%.

In the second quarter of 2010, a significant Output Solutions telecommunications customer, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues terminated its contract and internalized its bill production in its existing facilities.  The termination occurred on April 30, 2010 and resulted in a contract termination payment to the Company of approximately $63 million.  The Company will incur charges of approximately $4 million to $6 million for employee severance and asset impairment charges resulting from the termination.  The Company expects to record in the second quarter of 2010 a net pre-tax gain of approximately $57 million to $59 million related to the contract termination.

Income from operations

Consolidated income from operations for the three months ended March 31, 2010 decreased $6.1 million or 8.2% compared to the three months ended March 31, 2009.  Taking into account termination benefit expenses for the three months ended March 31, 2010, income from operations increased $5.7 million or 7.7% as compared to the same period in 2009.  On this basis, the $5.7 million increase in consolidated income from operations is attributable to an increase of $7.7 million in Output Solutions, partially offset by a decline of $1.9 million in Financial Services, both compared to 2009.   The $7.7 million increase in Output Solutions resulted from lower operating expenses.  Excluding the approximately $4.5 million increase in deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in other income, net) Financial Services income from operations increased $2.6 million primarily due to lower compensation and benefit related costs from lower staffing levels.  Also contributing to the decline in Financial Services income from operations was a $0.8 million decline in software license revenues, which has a direct impact on operating income.

Restructuring Charge - Reduction in Workforce

On January 29, 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  When fully implemented, the Company anticipates a reduction in annual pre-tax operating costs of approximately $67.0 million.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $21.3 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $11.8 million of termination benefit expense in first quarter 2010 and expects approximately $7.0 million of related expenses in second quarter 2010, with the remaining charges to occur in fourth quarter of 2010.  The Company is approximately 50% complete with the workforce reduction plan as of March 31, 2010.

The following table (in millions) presents termination benefit expenses at March 31, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid
		or Settled		Estimated Settlement
	Plan	Three Months		Three Months Ended
	Estimate, as Revised	Ended March 31, 2010	Remaining Costs	June 30, 2010	September 30, 2010	December 31, 2010	Total

Financial Services	$14.1	$(9.1)	$5.0	$2.5	$	$2.5	$5.0
Output Solutions	7.2	(2.7)	4.5	4.5			4.5
	$21.3	$(11.8)	$9.5	$7.0	$	$2.5	$9.5

Interest expense

Interest expense for the three months ended March 31, 2010 was $9.9 million, a decrease of $0.7 million or 6.6% compared to the same period in 2009.  Interest expense decreased for the three months ended March 31, 2010 primarily from lower average debt balances and lower average interest rates, partially offset by the recording of accounts receivable securitization program costs as interest expense beginning January 1, 2010.

On April 16, 2010, DST entered into a new $600 million revolving syndicated bank facility which matures July 1, 2013 to replace its existing revolving facility that was scheduled to expire on July 1, 2010.  The terms of the facility are in most material respects similar to the facility being replaced, although the interest rate spreads were increased to reflect current market conditions.  The new facility has covenants and events of default similar to the replaced facility.  Had the new facility been in place on January 1, 2010, interest expense would have been approximately $3.0 million higher in first quarter 2010.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended March 31,
	2010	2009

Gain on equity interest in Argus Health Systems	$	$41.7
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.1)	(25.6)
Net gains (losses) on private equity funds and other investments	0.8	(4.4)
Net realized gains (losses) from sale of available-for-sale securities	37.5	(0.8)
Gain (loss) on extinguishment of senior convertible debentures	(0.6)	3.7
Dividend income	11.8	3.4
Interest income	1.0	1.3
Miscellaneous items	4.0	(3.1)
Other income, net	$54.4	$16.2

Other income, net was $54.4 million and $16.2 million during the three months ended March 31, 2010 and 2009, respectively.

The Company recorded a gain of $41.7 million during 2009 related to its purchase of the remaining 50% equity interest of Argus for $57.0 million.  In accordance with new authoritative accounting guidance on business combinations, the acquisition of the remaining 50% of Argus on March 31, 2009 was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $0.1 million of investment impairments for the three months ended March 31, 2010 compared to $25.6 million for the three months ended March 31, 2009, which were other than temporary.  The decrease in impairments compared to the same period in 2009 is from improved financial market conditions.  The Company records lower of cost or market valuation adjustments on cost method private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2010, the Company recorded $0.8 million of net gains compared to $4.4 million of net losses for the three months ended March 31, 2009 on private equity fund and other investments.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized gains from the sale of available-for-sale securities were $37.5 million during the three months ended March 31, 2010 compared to a net realized loss of $0.8 million during the three months ended March 31, 2009.  Included in the $37.5 million of gains from the sale of available-for-sale securities is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.

During the three months ended March 31, 2010, the Company repurchased approximately $28.5 million in principal amount of the Company’s Series A senior convertible debentures and recorded a loss of $0.6 million.  During the three months ended March 31, 2009, the Company repurchased approximately $51.5 million in principal amount of the Company’s Series A senior convertible debentures and approximately $2.0 million in principal amount of the Company’s Series B senior convertible debentures and recorded an aggregate gain of $3.7 million on these transactions.

The Company receives dividend income from certain investments held.  Dividend income increased $8.4 million during the three months ended March 31, 2010 compared to the same period in 2009 primarily from the receipt of an $8.3 million dividend from a private equity investment.  The sale of approximately 12.1 million shares of Computershare Ltd. since July 1, 2009 is expected to have a negative impact on the Company’s future dividend income.

Interest income was $1.0 million during the three months ended March 31, 2010, a decrease of $0.3 million compared to the same period in 2009.  The decrease in interest income in 2010 is attributable to lower amounts of short-term investments and lower interest rates.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program during 2009, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Income from miscellaneous items was $4.0 million during the three months ended March 31, 2010 compared to a loss of $3.1 million during the same period in 2009.  The $7.1 million increase in miscellaneous items during the three months ended March 31, 2010 is primarily from unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an increase in costs and expenses) and the absence of accounts receivable securitization program costs which are now recorded in interest expense beginning January 1, 2010, resulting from new authoritative accounting guidance requiring proceeds received on accounts receivable securitizations be classified as debt.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three Months Ended March 31,
	2010	2009

BFDS	$3.6	$3.7
IFDS, U.K.	3.4	1.5
IFDS, L.P.	1.3	0.9
Argus		(1.5)
Other		1.1
	$8.3	$5.7

For the three months ended March 31, 2010, DST’s equity in earnings of unconsolidated affiliates increased $2.6 million or 45.6% compared to the same period in 2009, primarily attributable to higher equity in earnings of IFDS U.K.

DST’s equity in BFDS earnings for the three months ended March 31, 2010 decreased $0.1 million compared to the same period in 2009, primarily from lower revenues and higher bank fees, partially offset by lower shareowner servicing costs and lower occupancy costs from vacating a facility.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $980 million during the three months ended March 31, 2010 compared to $840 million during the same period in 2009 from higher levels of transaction activity.  Average interest rates earned on the balances declined from 0.23% in 2009 to 0.13% in 2010.  The aggregate effect of these fluctuations resulted in an approximate $0.2 million decline in interest earnings by BFDS.

DST’s equity in earnings of IFDS U.K. increased $1.9 million during the three months ended March 31, 2010 compared to the same period in 2009.  The increase in equity in earnings during the three months ended March 31 2010 is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients.  Accounts serviced by IFDS U.K. were 6.7 million at March 31, 2010, an increase of 0.1 million accounts or 1.5% from December 31, 2009, and an increase of 0.7 million accounts or 11.7% from March 31, 2009.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) increased $0.4 million during the three months ended March 31, 2010 compared to the same period in 2009.  The increase during the three months ended March 31, 2010 is attributable to improvements in the Luxembourg and Ireland operations.  Accounts serviced by IFDS Canada were 10.5 million at March 31, 2010, an increase of 0.3 million accounts or 2.9% from December 31, 2009 and a decrease of 0.1 million accounts or 0.9% from March 31, 2009.

As previously announced, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus’ results into DST’s consolidated financial statements.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s effective tax rate was 36.5% for the three months ended March 31, 2010 compared to 14.6% for the three months ended March 31, 2009.  During first quarter 2010, the Company’s income tax rate included a benefit for a dividend received deduction on an $8.3 million cash dividend received from a private equity investment.  In addition, lower levels of international operating losses requiring valuation allowances and higher utilization of foreign tax credits favorably impacted the Company’s tax rate in 2010.  During the three months ended March 31, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 36.6% for the remainder of 2010 but this rate will likely vary on a quarterly basis between 36.0% and 37.5% depending on the timing of estimated 2010 sources of taxable income (e.g. domestic consolidated, international and / or joint venture).  The full year 2010 effective tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income, the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2010 were $296.2 million, an increase of $11.4 million or 4.0% compared to the same period in 2009.  Financial Services Segment operating revenues for the three months ended March 31, 2010 were $283.4 million, an increase of $15.7 million or 5.9% compared to the same period in 2009.  As previously mentioned, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and now consolidates Argus as a wholly-owned subsidiary.  The consolidation of

Argus increased Financial Services operating revenues for the three months ended March 31, 2010 by an incremental $26.0 million compared to the same period in 2009.  Absent the $26.0 million of net incremental operating revenues resulting from the consolidation of Argus, Financial Services operating revenues decreased $10.3 million or 3.9% during three months ended March 31, 2010 as compared to the same period in 2009.  On this basis, the decrease in Financial Services operating revenues is attributable to lower volumes of DST Health Solutions professional services revenues, lower mutual fund shareowner processing service revenues and lower license fee revenues, partially offset by higher DST Global Solutions revenues primarily related to foreign currency exchange effects between the U.S. Dollar and other currencies.

The decrease in DST Health Solutions professional services is attributable to lower client demand for professional services, the expiration of a client processing agreement in July 2009 and from the timing of certain client consulting projects.  The net decrease in mutual fund shareowner processing service revenues resulted from lower full-service processing revenues, including the loss of a full-service mutual fund client which occurred during second quarter 2009.  These operating revenue decreases were partially offset by increased revenues at DST Global Solutions primarily related to changes in foreign currency exchange rates which increased operating revenues by approximately $5.7 million.

U.S. operating revenues for the three months ended March 31, 2010 were $254.0 million, an increase of $10.5 million or 4.3% compared to the same period in 2009.  Absent the $26.0 million net incremental increase in U.S. operating revenues resulting from the consolidation of Argus, as mentioned above, U.S. operating revenues decreased $15.5 million compared to the same period in 2009.  On this basis, the decrease during the three months ended March 31, 2010 is attributable to lower volumes of DST Health Solutions professional services revenues, lower mutual fund shareowner processing service revenues and lower license fee revenues.

International operating revenues for the three months ended March 31, 2010 were $29.4 million, an increase of $5.2 million or 21.5% compared to the same period in 2009, primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $5.7 million.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management - BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing).  Operating revenues include approximately $9.9 million of software license fee revenues for the three months ended March 31, 2010, a decrease of $0.8 million or 7.5% compared to the same period in 2009.  The decrease during the three months ended March 31, 2010 is primarily due to lower AWD software license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $222.5 million during the three months ended March 31, 2010, an increase of $21.2 million or 10.5% compared to the same period in 2009.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $12.8 million during the three months ended March 31, 2010, a decrease of $4.3 million compared to the same period in 2009.  Costs and expenses during the three months ended March 31, 2010 resulting from the consolidation of Argus were approximately $27.6 million.  Excluding reimbursable operating expenses during the three months ended March 31, 2010 and 2009, costs of Argus during the three months ended March 31, 2010 and termination benefit expenses of $9.1 million related to a reduction in force, costs and expenses decreased $11.2 million or 6.1% to $173.0 million.  On this basis, and after excluding the effects of deferred compensation costs in 2010 and 2009 which increased costs by $4.5 million, costs and expenses decreased $15.7 million or 8.4% during the three months ended March 31, 2010 to $170.3 million.  The decrease in costs and expenses is primarily attributable to lower compensation and benefit related costs from lower staffing levels, partially offset by higher costs from foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $4.8 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2010 increased $1.2 million or 6.9% compared to the same period in 2009.  Depreciation and amortization costs attributable to the consolidation of Argus was approximately $1.7 million for the three months ended March 31, 2010.  Excluding depreciation and amortization of Argus, depreciation and amortization decreased $0.5 million to $17.0 million during the three months ended March 31, 2010.  On that basis, the decrease in depreciation and amortization is attributable to lower depreciation from certain assets becoming fully depreciated and from the Company’s use of accelerated depreciation methods, partially offset by higher costs associated with foreign currency exchange effects between the U.S. Dollar and other currencies.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2010 was $55.0 million, a decrease of $11.0 million or 16.7% compared to the same period in 2009.  Excluding the impact of the termination benefit expenses of $9.1 million and the impact of the $4.5 million increase in deferred compensation costs described above, income from operations increased $2.6 million compared to the same period in 2009.  The increase in Financial Services income from operations during the three months ended March 31, 2010 is attributable to lower compensation and benefit related costs from lower staffing levels, partially offset by the consolidation of losses incurred by Argus and $0.8 million of lower software license revenues.

Financial Services Segment Account Statistics:

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	March 31, 2010	December 31, 2009	March 31, 2009

Registered accounts:
Non tax-advantaged	60.4	63.6	62.8
Tax-advantaged	46.6	46.3	45.9
	107.0	109.9	108.7

Subaccounts	15.1	11.2	8.7
Total	122.1	121.1	117.4

Registered accounts serviced decreased 2.9 million accounts or 2.6% from the comparable amount at December 31, 2009.  3.4 million accounts converted to DST’s subaccounting platform and 0.6 million accounts converted to non-DST subaccounting platforms.  Net increases in existing client accounts totaled 1.0 million and new client conversions were 0.1 million accounts.  Tax-advantaged accounts were 46.6 million at March 31, 2010, an increase of 0.3 million accounts or 0.6% as compared to December 31, 2009.  Tax-advantaged accounts represent 43.6% of total registered accounts serviced at March 31, 2010 as compared to 42.2% at March 31, 2009.  For the period April 1 through April 15, 2010, total mutual fund shareowner accounts serviced increased approximately 0.7 million accounts of which 0.1 million accounts were tax-advantaged.  Net client conversion related activities represented 0.4 million of the account increase and growth in existing client accounts was 0.3 million.

Subaccounts serviced were 15.1 million at March 31, 2010, an increase of 3.9 million subaccounts or 34.8% as compared to December 31, 2009.  Conversions of 3.4 million registered accounts from TA2000, net increases in existing client subaccounts of 0.3 million, and new client conversions of 0.2 million subaccounts comprise the increase.

The Company had previously announced client commitments of approximately 0.5 million registered accounts that are expected to be converted in mid 2010 and the intention of an existing client to convert 1.0 million registered accounts to TA2000 during mid 2010.  The Company also expects 8.9 million registered accounts will convert to subaccounting platforms during the remainder of 2010 of which 0.8 million accounts will convert to TA2000 Subaccounting.

The Company’s subaccounting clients have indicated they plan to convert a total of 1.9 million new subaccounts to TA2000 Subaccounting from non-DST platforms during 2010.  As previously announced, two existing subaccounting clients of the Company have announced their intention to terminate their processing agreement with DST and convert approximately 5.7 million subaccounts to non-DST subaccounting platforms, of which 5.1 million will occur in 2010 and 0.6 million will occur in 2011.

The following table (in millions) presents mutual fund shareowner accounts at March 31, 2010 and summarizes the remainder of 2010 conversion activities described above (and without taking into account any other changes in accounts serviced during 2010) to arrive at an estimated total accounts at December 31, 2010.

	Registered Accounts	Subaccounts	Total Accounts

Balance at March 31, 2010	107.0	15.1	122.1

New client conversions	1.5	1.9	3.4
Transfers to DST Subaccounting	(0.8)	0.8
Conversions to non-DST platforms	(8.1)	(5.1)	(13.2)

Estimated balance at December 31, 2010	99.6	12.7	112.3

The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

Defined contribution (“DC”) participants were 4.3 million at March 31, 2010, an increase of 0.1 million participants or 2.4% from December 31, 2009 and an increase of 0.5 million participants or 13.2% from March 31, 2009.  The increase in participants from December 31, 2009 is primarily from increases in participants of existing clients and the increase from 2009 is primarily from conversions of new participants.  As previously reported, the Company has new client commitments for approximately 0.5 million new participants which are expected to convert in fourth quarter 2010.

Pharmacy claims paid by Argus during three months ended March 31, 2010 were 94.9 million, a decrease of 2.0 million claims or 2.1% as compared to the three months ended December 31, 2009 and a decrease of 0.1 million claims or 0.1% from the three months ended March 31, 2009.

DST Health Solutions covered lives were 22.9 million at March 31, 2010, a decrease of 0.6 million covered lives or 2.6% as compared to both December 31, 2009 and March 31, 2009.

AWD workstations during first quarter 2010 were 194,800, an increase of 1,300 workstations or 0.7% as compared to fourth quarter 2009 and essentially unchanged as compared to first quarter 2009.  U.S. AWD workstations were 162,200 at March 31, 2010, an increase of 1,200 workstations or 0.7% compared to December 31, 2009 and an increase of 2,200 workstations or 1.4% compared to March 31, 2009 levels.  International AWD workstations were 32,600 at March 31, 2010, an increase of 100 workstations or 0.3% compared to December 31, 2009 and a decrease of 2,300 workstations or 6.6% compared to March 31, 2009 levels.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2010 were $273.3 million, a decrease of $1.9 million or 0.7% compared to the same period in 2009.  Output Solutions Segment operating revenues for the three months ended March 31, 2010 were $127.4 million, an increase of $0.4 million or 0.3% compared to the same period in 2009.  The $0.4 million increase in Output Solutions operating revenues is primarily due to foreign currency exchange effects of approximately $2.5 million between the U.S. Dollar and both the Canadian Dollar and British Pound, partially offset by lower revenue per unit (packages and images) during the three months ended March 31, 2010 as compared to 2009.  The decrease in revenue per unit is attributable to higher relative volumes from clients with lower unit pricing.  Out-of-pocket reimbursement revenues for the three months ended March 31, 2010 were $145.9 million, a decrease of $2.3 million or 1.6% compared to the same period in 2009.

Items mailed during the three months ended March 31, 2010 were 610.2 million, an increase of 4.9% as compared to the same period in 2009.  Images produced during three months ended March 31, 2010 were 3.4 billion, an increase of 6.3% as compared to the same period in 2009.  The increase in items mailed and images produced is primarily due to new client volumes.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three months ended March 31, 2010 decreased $7.8 million or 3.0% compared to the same period in 2009.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $145.9 million during the three months ended March 31, 2010, a decrease of $2.3 million or 1.6% compared to the same period in 2009.  Excluding reimbursable operating expenses and termination benefit expenses of $2.7 million related to a reduction in force, costs and expenses decreased $8.2 million or 7.4% during the three months ended March 31, 2010 to $102.7 million.  On this basis, the decrease in cost and expenses is attributable to lower material and leased equipment costs from the continued implementation of digital print technologies and lower benefit related costs from reduced staffing levels, partially offset by higher costs related to the effect of foreign currency exchange rates of approximately $1.6 million.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three months ended March 31, 2010 increased $0.9 million or 10.1% compared to the same period in 2009.  The increase during the three months ended March 31, 2010 is attributable to increased depreciation from additional equipment to support new client requirements and from foreign currency exchange effects of approximately $0.2 million, partially offset by the Company’s use of accelerated depreciation methods.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2010 was $12.2 million, an increase of $5.0 million or 69.4% compared to the same period in 2009, primarily from lower operating costs.

Use of EBITDA

DST defines EBITDA as earnings from operations before interest expense, income taxes, depreciation and amortization.  This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations.  As a measure of liquidity, the Company believes EBITDA is useful as an indicator of its ability generate cash flow.  EBITDA, as calculated by the Company, may not be consistent with computation of EBITDA by other companies.  Historically the Company has analyzed Output Solutions income from operations.  The Company believes a useful measure of Output Solutions’ contribution to DST’s results is to focus on cash flow.  DST management believes EBITDA is an appropriate measure of cash flow for Output Solutions and will be a primary measurement the Company intends to review going forward.

For the three months ended March 31, 2010, Output Solutions EBITDA was $22.0 million, an increase over the same period in 2009 of $5.9 million or 36.6%, primarily attributable to lower operating costs.  Excluding termination benefit expenses of $2.7 million related to the reduction in workforce, EBITDA was $24.7 million for the three months ended March 31, 2010.

The calculation of EBITDA as used by management is set forth in the table below (in millions).

	For the Three Months Ended March 31,
	2010	2009
Output Solutions Segment income from operations	$12.2	$7.2
Depreciation and amortization	9.8	8.9
EBITDA before termination benefit expenses	22.0	16.1
Termination benefit expenses	2.7
EBITDA after termination benefit expenses	$24.7	$16.1

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.8 million for the three months ended March 31, 2010, a decrease of $0.5 million or 3.3% compared to the same period in 2009.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.7 million for the three months ended March 31, 2010, a decrease of $0.5 million or 3.3% compared to the same period in 2009, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $0.4 million during the three months ended March 31, 2010 compared to the same period in 2009, attributable to lower rental activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three months ended March 31, 2010 was $2.5 million, unchanged as compared to the same period in 2009.

Income from operations

Investments and Other Segment income from operations was $3.0 million for the three months ended March 31, 2010, a decrease of $0.1 million or 3.2% compared to the same period in 2009, attributable to lower rental activities.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31, 2010	December 31, 2009

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	60.4	63.6
Tax-advantaged:
IRA mutual fund accounts	26.9	26.8
Other retirement accounts	10.0	10.0
Section 529 and Educational IRA’s	9.7	9.5
	46.6	46.3
Total registered accounts	107.0	109.9
Subaccounts	15.1	11.2
Total accounts serviced	122.1	121.1

International
United Kingdom (1)	6.7	6.6
Canada (2)	10.5	10.2

TRAC participants (millions)	4.3	4.2
Automated Work Distributor workstations (thousands)	194.8	193.5
DST Health Solutions covered lives (millions)	22.9	23.5

	Three Months Ended
	March 31,
	2010	2009
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	94.9	95.0

Output Solutions Operating Data
Images produced (billions)	3.4	3.2
Items mailed (billions)	0.6	0.6

(1)	Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.
(2)	Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.
(3)	Argus Health Systems, Inc. became a wholly-owned subsidiary of DST on March 31, 2009 when DST acquired the remaining 50% equity interest.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting operating income, pretax income, net income and earnings per share on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled “Description of Non-GAAP Adjustments” and are reconciled to the corresponding GAAP measures in the attached financial schedules titled “Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items” below.  In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

DST’s management uses each of these non-GAAP financial measures in its own evaluation of the Company’s performance, particularly when comparing performance to past periods.  DST’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.  Although DST’s management believes non-GAAP measures are useful in evaluating the performance of its business, DST acknowledges that items excluded from such measures may have a material impact on the Company’s income from operations, pretax income, net income and earnings per share calculated in accordance with GAAP.  Therefore, management typically uses Non-GAAP measures in conjunction with GAAP results.  These factors should be considered when evaluating DST’s results.

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended March 31, 2010, have been treated as non-GAAP adjustments:

•                  Termination benefit expenses of $11.8 million associated with reductions in workforce in the Financial Services Segment ($9.1 million) and the Output Solutions Segment ($2.7 million), which are included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $4.6 million.

•                  Other net gains, in the amount of $38.2 million, associated with realized and unrealized gains (losses) related to securities and other investments, which are included in other income, net.  The income tax expense associated with these gains was approximately $14.8 million.  The $38.2 million of net gains on securities and other investments for the three months ended March 31, 2010 is comprised of net realized gains from sales of available-for-sale securities of $37.5 million and net gains on private equity funds and other investments of $0.8 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

•                  Dividend from a private equity investment of $8.3 million, which is included in other income, net.  The income tax expense associated with this dividend was approximately $1.0 million.

•                  Loss, in the amount of $0.6 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax benefit associated with this loss was approximately $0.2 million.

The following items, which occurred during the three months ended March 31, 2009, have been treated as a non-GAAP adjustments:

•                  Gain on equity interest in Argus, in the amount of $41.7 million, included in other income, net associated with DST’s purchase of the remaining 50% interest of Argus on March 31, 2009 for $57.0 million in cash.  As required by generally accepted accounting principles, the Company adopted the new business combinations accounting guidance on January 1, 2009.  In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value and recorded a $41.7 million gain.  In addition, the Company recorded an income tax benefit associated with this transaction of approximately $0.9 million related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus.  In accordance with income tax accounting guidance, no income taxes were recorded on the $41.7 million gain on equity interest in Argus.

•                  Other net losses, in the amount of $30.8 million, associated with realized and unrealized gains (losses) related to securities and other investments, which are included in other income, net.  The income tax benefit associated with these losses was approximately $11.8 million.  The $30.8 million of net losses on securities and other investments for the three months ended March 31, 2009 is comprised of net realized losses from sales of available-for-sale securities of $0.8 million, other than temporary impairments on available-for-sale securities of $25.6 million and net unrealized losses on private equity funds and other investments of $4.4 million.

•                  Gains in the amount of $3.7 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax expense associate with these gains was approximately $1.4 million.

•                  An income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended March 31,

(Unaudited - in millions, except per share amounts)

	2010
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$68.3	$121.1	$76.9	$1.58

Adjusted to remove:
Included in operating income:

Termination benefit expenses - Financial Services	9.1	9.1	5.6	0.12
Termination benefit expenses - Output Solutions	2.7	2.7	1.6	0.03

Included in non-operating income:

Net gains on securities and other investments		(38.2)	(23.4)	(0.48)
Dividend from private equity investment		(8.3)	(7.3)	(0.15)
Loss on extinguishment of senior convertible debentures		0.6	0.4	0.01

Adjusted Non-GAAP income	$80.1	$87.0	$53.8	$1.11

	2009
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$74.4	$85.7	$73.2	$1.47

Adjusted to remove:
Included in non-operating income:

Gain on equity interest in Argus Helth Systems		(41.7)	(42.6)	(0.85)
Net losses on securities and other investments		30.8	19.0	0.38
Gain on extinguishment of senior convertible debentures		(3.7)	(2.3)	(0.05)
Reduction in income tax related liabilities			(5.7)	(0.12)

Adjusted Non-GAAP income	$74.4	$71.1	$41.6	$0.83

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

Management’s Analysis of Non-GAAP Results for the three months ended March 31, 2010 and 2009

Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $1.11 and $0.83 during the three months ended March 31, 2010 and 2009, respectively.  Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in average diluted shares outstanding is primarily attributable to shares repurchased after March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2010 and 2009 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows used in operating activities were $19.5 million during the three months ended March 31, 2010 as compared to cash flows provided by operating activities of $77.8 million for the three months ended March 31, 2009.  Cash flows used in operating activities during the three months ended March 31, 2010 include an increase in accounts receivable of $125.0 million associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  At March 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the three months ended March 31, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  Cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows increased by $27.7 million in first quarter 2010 as compared to 2009.  On this basis, the increase in operating cash flows during 2010 is primarily attributable to decreases in working capital associated with increases in income taxes payable in 2010 and higher earnings in 2010.  Operating cash flows during 2010 resulted principally from net income of $76.9 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $30.3 million and equity in earnings of unconsolidated affiliates of $8.3 million.  Significant working capital related adjustments to net income, excluding the $125.0 million increase in accounts receivable related to the adoption of the new accounting guidance, include decreases in accounts payable and accrued liabilities of $20.8 million and decreases in accounts receivable of $18.8 million, partially offset by increases in income taxes payable of $26.9 million.  Cash and cash equivalents were $123.5 million and $106.9 million at March 31, 2010 and 2009, respectively.

Investing Activities

Cash flows used by investing activities were $8.2 million and $10.4 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net investing activities during 2010 compared to 2009 is primarily attributable to a $111.6 million increase in restricted cash and cash equivalents held to satisfy client funds obligation principally related to the Argus acquisition and higher capital expenditures, partially offset by lower investments in securities and higher proceeds from the sale/maturities of investments.  Investing cash flows during 2009 include $47.8 million of cash outflows for the step acquisition of Argus, offset by $151.2 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients in 2009.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended March 31,
	2010	2009
Financial Services Segment	$19.5	$7.9
Output Solutions Segment	8.2	13.4
Investments and Other Segment	3.8	0.6
	$31.5	$21.9

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $24.8 million and $26.7 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, the Company received $84.8 million from the sale/maturities of investments compared to $13.9 million during the three months ended March 31, 2009.  Included in the $84.8 million received from sale/maturities of investments is the sale of approximately 4.8 million shares of Computershare Ltd. for $52.4 million resulting in a gain of $28.8 million.

Financing Activities

Cash flows provided by financing activities were $45.0 million during the three months ended March 31, 2010 as compared to cash flows used in financing activities of $97.4 million for the three months ended March 31, 2009.  The increase in cash flows provided by financing activities is primarily related to the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets described above, which required the Company to account for the accounts receivable securitization program as a secured borrowing.  Accordingly, cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.  Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities were $80.0 million during the three months ended March 31, 2010 as compared to $97.4 million for the three months ended March 31, 2009.  On this basis, financing cash outflows for 2010 were repurchases of senior convertible debentures of $29.1 million, share repurchases of $99.7 million and net repayments under the revolving  loan with BFDS and the syndicated line of credit facility in the aggregate amount of $8.6 million.  Client funds obligations increased $38.0 million during the three months ended March 31, 2010 compared to a decrease of $73.6 million during the three months ended March 31, 2009.  During the three months ended March 31, 2009, cash outflows from the repurchase of senior convertible debentures of $49.8 million and share repurchase activities of $3.8 million were partially offset by $29.8 million of cash inflows from borrowings under the loan with BFDS and the syndicated line of credit facility.

Common Stock Issuances and Repurchases

The Company received proceeds of $6.0 million and $4.1 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there were approximately 164,000 shares remaining to be repurchased under the Company’s existing share repurchase plan.  The Company repurchased 2.1 million shares of DST common stock for $84.9 million or approximately $40.43 per share during the three months ended March 31, 2010.  The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2011.  The Company repurchased 100,000 shares of DST common stock during the three months ended March 31, 2009 at a cost of $2.8 million.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $14.8 million and $1.0 million during the three months ended March 31, 2010 and 2009, respectively.

Dividend declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.   The aggregate amount of the cash dividend was $14.3 million and is included in current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2010.

Off Balance Sheet Obligations

As of March 31, 2010, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,325.9 million and $1,221.9 million of debt outstanding at March 31, 2010 and December 31, 2009, respectively, an increase of $104.0 million during 2010 compared to 2009.  The 2010 increase is principally from the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt which increased debt by $125.0 million from December 31, 2009, partially offset by the repurchases of the Company’s Series A convertible senior debentures.

Convertible Senior Debentures

During the three months ended March 31, 2010, the Company repurchased approximately $28.5 million in principal amount of the 4.125% Series A convertible senior debentures for $29.1 million and recorded a loss of $0.6 million.  During the three months ended March 31, 2009, the Company repurchased approximately $51.5 million in principal amount of the Series A debentures and approximately $2.0 million in principal of the Series B debentures for $49.8 million (in aggregate) and recorded a net gain of $3.7 million on these transactions.  At March 31, 2010, the outstanding amount of the Company’s convertible senior debenture was $554.7 million consisting of Series A ($123.3 million), Series B ($174.4 million) and Series C ($257.0 million).  In early April 2010, the Company repurchased an additional $8.0 million in principal amount of the 4.125% Series A convertible senior debentures.  There are $115.3 million of Series A convertible debentures currently outstanding.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its existing syndicated revolving line of credit facility.  The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million.  The interest rates applicable to loans under the new credit agreement are generally based on the offshore (LIBOR), Federal Funds or prime rates plus applicable margins as defined in the agreement.  The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company’s consolidated leverage ratio.  The grid schedules may result in fluctuations in borrowing costs ranging from ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined.  Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  The covenant limiting restricted payments, in addition to certain other exceptions, contains exceptions permitting the Company for a specified period to repurchase or redeem a specified amount of its capital stock.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness and asset dispositions, and requires certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the credit facility is July 1, 2013.  The administrative agent for the new and old syndicated line of credit facility is the same.  On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old credit facility to the new credit facility.  The Company was in compliance with all debt covenants at March 31, 2010.

Accounts Receivable Securitization Program

On January 1, 2010, the Company adopted new authoritative accounting guidance related to transfers of financial assets.  This guidance changed the accounting for securitizations of mortgages and other financial instruments and the consolidation requirements for qualifying special-purpose entities (“QSPE”).  Besides removing the concept of a QSPE, this new accounting guidance: a) clarified the determination of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets; b) defined the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; c) required a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale; and d)

enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

Prior to the adoption of this new authoritative accounting guidance on January 1, 2010, the periodic transfers by the SPE of undivided interests in accounts receivable to the third-party, multi-seller, asset-backed commercial paper conduit met the requirements for sale accounting treatment and were considered an off-balance sheet arrangement.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  At March 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the three months ended March 31, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the three months ended March 31, 2010, total proceeds from the accounts receivable securitization program were approximately $215.0 million and total repayments were approximately $90.0 million which comprises the net cash inflow in the financing section of the statement of cash flows.  Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

The Company intends to renew its accounts receivable securitization program before May 21, 2010.

Company’s Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities (which were $869.4 million at March 31, 2010) and other investments.  On April 16, 2010, the Company entered into a new syndicated credit agreement that provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million with a termination date of July 1, 2013.  On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old credit facility to the new credit facility.  The Company’s Series A convertible debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010.  The Company believes that there is a higher probability that a holder of the Series A convertible bonds will exercise the “put” if the Company’s common stock share price is below $49.08.  Even if the Company’s share price exceeds $49.08, a holder of the Series A convertible debentures may choose to exercise the cash put option.  The Company currently has $115.3 million of Series A senior convertible debentures outstanding.

Guarantees

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

At March 31, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company’s comprehensive income totaled $75.3 million and $24.5 million for the three months ended March 31, 2010 and 2009, respectively.  Comprehensive income includes net income of $76.9 million and $73.2 million for the three months ended March 31, 2010 and 2009, and other comprehensive loss of $1.6 million and $48.7 million for the three months ended March 31, 2010 and 2009, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At March 31, 2010, the Company’s available-for-sale securities had gross unrealized holding losses of $0.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at March 31, 2010 are other than temporary.

The Company recognized $0.1 million of investment impairments for the three months ended March 31, 2010 compared to $25.6 million for the three months ended March 31, 2009, which were other than temporary.   The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2009, the Company recorded $4.4 million of net impairments on private equity fund and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Variable Interest Entities

On January 1, 2010, the Company adopted new authoritative accounting guidance related to variable interest entities.  Among other items, this accounting guidance responds to concerns about the application of certain key provisions of the current accounting guidance for variable interest entities, including those regarding the transparency of the involvement with variable interest entities.  The adoption of this new accounting guidance did not have a significant impact on the consolidated financial statements.

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements.  This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated.  The new guidance established a hierarchy for determining the selling price of a deliverable.  The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined the impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued a new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  The new authoritative accounting guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has not determined the impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Guidance

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the current guidance, if amended as proposed.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 11.1 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $554.7 million of the senior convertible debentures at March 31, 2010 would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $1.33 and $1.21 (versus reported diluted earnings per share of $1.58 and $1.47) for the three months ended March 31, 2010 and 2009, respectively.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2010 was approximately $869.4 billion.  The impact of a 10% change in fair value of these investments would be approximately $53.1 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  At March 31, 2010, the Company and BFDS had approximately $1.3 billion of cash balances maintained in such accounts, of which $1.0 billion are maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.4 million of net income (loss).

At March 31, 2010, the Company had $1.3 billion of debt, of which $618.3 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with commercial paper.  As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $19.3 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2010, the Company’s international subsidiaries had approximately $177.4 million in total assets and for the three months ended March 31, 2010, these international subsidiaries recorded approximately $3.6 million in net income.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $17.7 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income for by approximately $0.4 million for the three months ended March 31, 2010.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of March 31, 2010.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K.  Except for deleting the risk factor entitled “Adverse conditions in the credit and financial markets could adversely affect our business, financial condition and results of operations”, the risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2009.

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

Our mutual fund clients may decide to allow a broker/dealer who has assisted with the purchase or sale of mutual fund shares to perform subaccounting services.  A brokerage firm typically maintains an “omnibus” account with the fund’s transfer agent that represents the aggregate number of shares of a mutual fund owned by the brokerage firm’s customers.  The omnibus account structure results in fewer mutual fund shareowner accounts on our systems, which adversely affects our revenues.

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

A number of our businesses are subject to U.S. or foreign regulatory oversight, as well as privacy, licensing, processing, recordkeeping, reporting and related obligations.  Any violation of those obligations or related laws or regulations could expose us or those businesses to costly fines or sanctions or damage our reputation, which could adversely affect our business or financial performance.  Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect the Company’s financial results.

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

We own interests in Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and various real estate joint ventures.  Our interests in these companies are subject to buy/sell arrangements, which may restrict our ability to sell our interests when we believe it is prudent to do so.  These arrangements may also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so.  The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	359,798	(1)	$45.50	53,000	2,234,010	(2)
February 1 – February 28	1,120,114	(1)	$38.47	1,100,000	1,134,010	(2)
March 1 – March 31	969,848	(1)	$41.50	969,700	164,310	(2)
Total	2,449,760		$40.70	2,122,700	164,310

(1)   For the three months ended March 31, 2010, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 327,060 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 306,798 shares were purchased in January 2010, 20,114 shares were purchased in February 2010 and 148 shares were purchased in March 2010.

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

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)           Disclosure of Unreported 8-K Information

None.

(b)           Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)   Exhibits:

10.1         Credit Agreement, dated as of April 16, 2010, among DST Systems, Inc., Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders party thereto which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1

10.2         Form of Restricted Stock Unit Award Agreement which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.

31.1         Certification of Chief Executive Officer of Registrant

31.2         Certification of Chief Financial Officer of Registrant

32            Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

May 7, 2010

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)