Form 10-Q
period 2010-06-30
DST SYSTEMS INC
filed 2010-08-06
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2010:

Common Stock $0.01 par value — 46,741,260

DST Systems, Inc.

Form 10-Q

June 30, 2010

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2010

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$78.7	$106.2
Funds held on behalf of clients	261.5	208.3
Client funding receivable	58.7	103.8
Accounts receivable	285.9	167.2
Deferred income taxes	18.3	19.2
Other assets	36.6	74.2
	739.7	678.9

Investments	1,247.8	1,411.8
Properties	513.2	536.3
Goodwill	186.7	183.6
Intangible assets	40.5	43.0
Other assets	58.2	59.2
Total assets	$2,786.1	$2,912.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$313.7	$658.1
Client funds obligations	320.2	312.1
Accounts payable	47.5	69.9
Accrued compensation and benefits	85.8	90.8
Deferred revenues and gains	56.7	59.1
Income tax payable	5.8
Other liabilities	86.2	91.2
	915.9	1,281.2

Long-term debt	905.0	563.8
Income taxes payable	59.7	57.1
Deferred income taxes	255.7	312.0
Other liabilities	73.2	64.3
Total liabilities	2,209.5	2,278.4
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	243.1	235.6
Retained earnings	2,906.2	2,749.6
Treasury stock (48.6 million and 46.2 million shares, respectively), at cost	(2,799.1)	(2,704.3)
Accumulated other comprehensive income	225.4	352.5
Total stockholders’ equity	576.6	634.4
Total liabilities and stockholders’ equity	$2,786.1	$2,912.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$465.6	$404.5	$875.0	$800.1
Out-of-pocket reimbursements	148.3	149.5	305.6	314.8

Total revenues	613.9	554.0	1,180.6	1,114.9

Costs and expenses	436.0	454.5	904.1	912.7
Depreciation and amortization	35.6	31.0	65.9	59.3

Income from operations	142.3	68.5	210.6	142.9

Interest expense	(11.7)	(9.5)	(21.6)	(20.1)
Other income, net	4.0	11.2	58.4	27.4
Equity in earnings of unconsolidated affiliates	9.8	10.5	18.1	16.2

Income before income taxes	144.4	80.7	265.5	166.4
Income taxes	50.4	32.0	94.6	44.5

Net income	$94.0	$48.7	$170.9	$121.9

Average common shares outstanding	46.7	49.7	47.5	49.7
Average diluted shares outstanding	47.0	50.0	47.8	49.9

Basic earnings per share	$2.01	$0.98	$3.60	$2.45
Diluted earnings per share	$2.00	$0.97	$3.57	$2.44
Cash dividends per share of common stock	$	$	$0.30	$

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows — operating activities:
Net income	$170.9	$121.9
Depreciation and amortization	65.9	59.3
Net (gains) losses on investments	(40.6)	27.0
Net gain on the extinguishment of senior convertible debentures	(0.1)	(5.8)
Gain on equity interest in Argus Health Systems, Inc.		(41.7)
Amortization of share based compensation	10.7	14.2
Equity in earnings of unconsolidated affiliates	(18.1)	(16.2)
Dividends from unconsolidated affiliates	2.4	29.3
Deferred income taxes	16.7	(6.3)
Changes in accounts receivable	(118.9)	45.3
Proceeds from accounts receivable securitization program, net		10.0
Changes in accounts payable and accrued liabilities	(8.8)	(28.9)
Changes in income taxes payable	32.8	(41.5)
Other, net	13.7	12.6
Total adjustments to net income	(44.3)	57.3
Net	126.6	179.2
Cash flows — investing activities:
Capital expenditures	(54.3)	(39.1)
Proceeds from (investments in and advances to) unconsolidated affiliates	8.4	(1.8)
Investments in securities	(92.9)	(52.9)
Proceeds from sales/maturities of investments	112.6	43.6
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(53.2)	135.1
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired		(47.8)
Other, net	0.1	0.1
Net	(79.3)	37.2
Cash flows — financing activities:
Proceeds from issuance of common stock	9.8	4.7
Principal payments on debt	(7.7)	(7.4)
Repurchases of senior convertible debentures	(155.0)	(121.8)
Net proceeds from accounts receivable securitization program	125.0
Net increase (decrease) in client funds obligations	53.2	(146.1)
Net borrowings on revolving credit facilities	29.2	27.6
Payment of debt issuance costs	(6.6)
Common stock repurchased	(108.7)	(4.9)
Payment of cash dividends	(14.3)
Excess tax benefits from share based compensation	0.3
Net	(74.8)	(247.9)
Net decrease in cash and cash equivalents	(27.5)	(31.5)
Cash and cash equivalents, beginning of period	106.2	78.7
Cash and cash equivalents, end of period	$78.7	$47.2

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2010, and the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

2.  Business Combination

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited (“IOS”), completed an agreement (the “Purchase Agreement”) to acquire the entire issued share capital of dsicmm Group Limited.  Prior to closing the transaction, IOS held DST’s debt-free U.K. print/mail operations, and dsicmm was a U.K. based, private company that provided integrated print and communication solutions.  On July 30, 2010, the stockholders of dsicmm (the “Sellers”) exchanged their dsicmm shares for IOS shares and cash, with the result that the equity of IOS is owned approximately 65% by DST and approximately 35% by a group of the Sellers.  The percentage of IOS stock that will be owned by each stockholder is subject to adjustment after the closing in the event the closing date working capital and total debt of dsicmm or IOS deviates from amounts set forth in the Purchase Agreement.  DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.  dsicmm has approximately 1,200 employees and annual revenues of approximately $160 million.  DST will consolidate the financial results of the combined IOS business from the closing date.  DST management does not expect the transaction to have a material impact on DST’s net income or earnings per share for 2010.

3.  Investments

Investments are as follows (in millions):

	2010	Carrying Value
	Ownership Percentage	June 30, 2010	December 31, 2009
Available-for-sale securities:
State Street Corporation	2%	$357.8	$460.7
Computershare Ltd.	3%	156.1	228.8
Euronet Worldwide	4%	24.1	41.4
Other available-for-sale securities		166.6	162.4
		704.6	893.3
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	162.2	154.5
International Financial Data Services, U.K.	50%	66.5	65.1
International Financial Data Services, L.P.	50%	38.7	38.5
Unconsolidated real estate affiliates		72.0	88.0
Other unconsolidated affiliates		11.9	13.4
		351.3	359.5
Other:
Trading securities		46.6	48.8
Held-to-maturity		9.9	6.9
Investments, at cost		135.4	103.3
		191.9	159.0
Total investments		$1,247.8	$1,411.8

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30, 2010	December 31, 2009

Book cost basis	$316.8	$319.4
Gross unrealized gains	388.5	557.8
Gross unrealized losses	(6.6)	(0.9)
Unrealized gain from changes in foreign currency exchange rates	5.9	17.0
Market value	$704.6	$893.3

During the six months ended June 30, 2010 and 2009, the Company received $110.7 million and $32.6 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $3.9 million and $4.4 million and gross realized losses of $0.8 million and $0.2 million, respectively, were recorded during the three months ended June 30, 2010 and 2009 from available-for-sale securities.  Gross realized gains of $41.7 million and $5.5 million and gross realized losses of $1.1 million and $2.1 million, respectively, were recorded during the six months ended June 30, 2010 and 2009 from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.3 million and $0.4 million for the three and six months ended June 30, 2010, respectively, as compared to $1.2 million and $26.8 million for the three and six months ended June 30, 2009, respectively, related to other than temporary investment impairments.  Included in the $110.7 million received from sale/maturities of investments is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare Ltd., which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2010 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$46.5	$6.6	$	$	$46.5	$6.6

In addition to recording other than temporary investment impairments on available for sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2010, the Company recorded $0.4 million and $0.8 million, respectively, of impairments on private equity and other investments as compared to the three and six months ended June 30, 2009 when the Company recorded impairments of $0.2 million and $4.2 million, respectively.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

BFDS	$4.1	$3.1	$7.7	$6.8
IFDS, U.K.	3.1	2.3	6.5	3.8
IFDS, L.P.	2.7	1.7	4.0	2.6
Argus				(1.5)
Other	(0.1)	3.4	(0.1)	4.5
	$9.8	$10.5	$18.1	$16.2

DST acquired the remaining 50% equity interest in Argus Health Systems, Inc. (“Argus”) on March 31, 2009 and no longer records equity in earnings of Argus, but rather consolidates the Argus results in DST’s financial statements.

The Company is a limited partner in various private equity funds.  At June 30, 2010 and December 31, 2009, the Company’s carrying value of these private equity fund investments was approximately $117.8 million and $94.4 million, respectively.  At June 30, 2010, the Company had future capital commitments related to these private equity fund investments of approximately $118.7 million.

4.  Fair Value Measurements

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

As of June 30, 2010 and December 31, 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Included in funds held on behalf of clients at June 30, 2010 and December 31, 2009 are approximately $16.5 million and $11.1 million, respectively, of available-for-sale fixed income securities held to satisfy client funds obligations.  In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swap was determined using inputs from quoted prices for similar asset and liabilities in active markets and other observable inputs directly or indirectly.  Accordingly, these investments have been classified as Level 2 in the table below.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Equity securities	$734.4	$734.4	$	$

Fixed income securities	33.3		33.3

Interest rate swap liability	(5.1)		(5.1)
Total	$762.6	$734.4	$28.2	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Equity securities	$937.7	$937.7	$	$

Fixed income securities	15.5		15.5

Interest rate swap liability	(1.9)		(1.9)
Total	$951.3	$937.7	$13.6	$

At June 30, 2010 and December 31, 2009, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $57.3 million and $35.6 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2010, by Segment (in millions):

	December 31, 2009	Acquisitions	Disposals	Other	June 30, 2010

Financial Services	$174.9	$	$	$3.1	$178.0
Output Solutions	8.7				8.7

Total	$183.6	$	$	$3.1	$186.7

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$51.2	$13.6	$51.2	$11.6
Other	6.0	3.1	6.0	2.6

Total	$57.2	$16.7	$57.2	$14.2

Amortization of intangible assets for the three and six months ended June 30, 2010 was approximately $1.2 million and $2.5 million compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2009.  Annual amortization for intangible assets recorded as of June 30, 2010 is estimated to be $2.2 million for the remainder of 2010, $4.5 million for 2011, $4.3 million for 2012, $3.6 million for 2013, $3.5 million for 2014 and $22.4 million thereafter.

6.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2010	December 31, 2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	6.0	8.9
Equipment credit facilities	9.0	8.8
Real estate credit agreement	110.1	111.6
Convertible senior debentures
Series A	84.1	151.8
Series B	165.5	171.3
Series C	178.5	257.0

Revolving credit facilities	430.4	416.3
Related party promissory note	90.0	75.0
Other indebtedness	20.1	21.2
	1,218.7	1,221.9
Less current portion of debt	313.7	658.1
Long-term debt	$905.0	$563.8

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

Prior to the adoption of this new authoritative accounting guidance on January 1, 2010, the periodic transfers by the SPE of undivided interests in accounts receivable to the third-party, multi-seller, asset-backed commercial paper conduit met the requirements for sale accounting treatment and were considered an off-balance sheet arrangement.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  DST has continuing involvement with the transferred assets because it maintains servicing responsibilities for the accounts receivable assets included in the accounts receivable securitization program.  Accounts receivable assets transferred from DST and certain of its domestic subsidiaries to its wholly-owned, bankruptcy remote special purpose subsidiary contain restrictions because they are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.

At June 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement.  During the six months ended June 30, 2010, total proceeds from the accounts receivable securitization program were approximately $415.0 million and total repayments were approximately $290.0 million which comprises the net cash inflow in the financing section of the statement of cash flows.  Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

On May 20, 2010, the Company renewed the accounts receivable securitization program.  In connection with the renewal, the maximum size of the program decreased from $175 million to $150 million and the expiration date for the conduit’s purchase commitment was changed to May 19, 2011.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $886.7 million and $888.3 million for the six months ended June 30, 2010 and 2009, respectively.

Equipment credit facilities

The draw period under the Company’s existing $50 million equipment credit facility expired on June 30, 2010.  The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor.  Proceeds from loans made under the new credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015.  Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  No amounts were drawn under this facility at June 30, 2010.

Convertible Senior Debentures

During the three and six months ended June 30, 2010, the Company recorded a gain of $0.7 million and $0.1 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  The Company repurchased $67.7 million in principal amount of the original Series A senior convertible debentures, $8.8 million in principal amount of the original Series B convertible debentures and $78.5 million in principal of the original Series C senior convertible debentures during the six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company recorded a gain of $2.1 million and $5.8 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010.  The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million.  The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement.  The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company’s consolidated leverage ratio.  The grid schedules may result in fluctuations in borrowing costs ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined.  Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit.  The credit agreement contains customary restrictive covenants, as well as certain customary events of default.  Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained.  If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable.  The maturity date for the new credit facility is July 1, 2013.  On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old credit facility to the new credit facility.  The Company was in compliance with its debt covenants at June 30, 2010.

Related party promissory note

On June 25, 2010, the Company renewed its related party promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2013.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.

7.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 34.9% and 35.6% for the three and six months ended June 30, 2010 compared to 39.7% and 26.7% for the three and six months ended June 30, 2009.  The Company’s tax rate for the three and six months ended June 30, 2010 was different from the statutory federal income tax rate of 35% primarily because of the effects of state income taxes, valuation allowances against deferred tax assets (primarily international operating losses) and the utilization of dividend received deductions and foreign tax credits.  During the three months ended March 31, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

The full year 2010 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

8.  Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$94.0	$48.7	$170.9	$121.9

Average common shares outstanding	46.7	49.7	47.5	49.7

Incremental shares from assumed conversions of stock options and debenture conversion	0.3	0.3	0.3	0.2

Average diluted shares outstanding	47.0	50.0	47.8	49.9

Basic earnings per share	$2.01	$0.98	$3.60	$2.45
Diluted earnings per share	$2.00	$0.97	$3.57	$2.44

The Company had approximately 46.7 million and 49.7 million shares outstanding at June 30, 2010 and 2009, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 3.9 million and 4.1 million for the three and six months ended June 30, 2010 compared to 3.5 million and 3.6 million for the three and six months ended June 30, 2009.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At June 30, 2010, outstanding Series A debentures were convertible into 1.7 million shares of common stock, outstanding Series B debentures were convertible into 3.2 million shares of common stock and outstanding Series C debentures were convertible into 3.6 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  There was no additional dilution for the three and six months ended June 30, 2010 and 2009 because the Company’s average share price was less than average accreted price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the six months ended June 30, 2010, the Company issued approximately 0.1 million common stock options, 0.4 million restricted stock units (“RSU’s”) and exchanged 0.1 million of previously awarded restricted stock shares for the same amount of RSU’s.  The 0.4 million RSU grant contains performance features and is expected to vest over a three to five year period.  Approximately 0.7 million previously issued restricted stock shares vested in January 2010 and in connection with the vesting of those shares, the Company retained approximately 0.3 million vested shares in settlement of employee tax-withholding obligations.  At June 30, 2010, the Company had outstanding 0.5 million unvested RSU’s, 0.2 million unvested restricted shares and 5.7 million stock options (of which 1.3 million are not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the 0.4 million RSU’s granted during the six months ended June 30, 2010 was approximately $16.2 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods assuming full achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s are able to participate in cash dividends, if any, (paid in the form of additional RSU’s, subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, during the term of restriction.

At June 30, 2010, the Company had $31.3 million of total unrecognized compensation expense (included in additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $11.6 million for the remainder of 2010, $12.9 million for 2011, $6.3 million for 2012 and $0.5 million for 2013, based on awards currently outstanding.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$94.0	$48.7	$170.9	$121.9
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(181.6)	227.3	(135.2)	130.8
Proportional share of unconsolidated affiliate interest rate swap	2.1	0.5	2.4	0.8
Unrealized gain (loss) on interest rate swap	(1.9)	2.9	(3.2)	0.4
Less reclassification adjustments for net (gains) losses included in net income	(2.8)	(2.7)	(40.2)	23.7
Foreign currency translation adjustments	(16.6)	37.7	(23.7)	31.5
Deferred income taxes	75.3	(97.5)	72.8	(67.7)
Other comprehensive income (loss):	(125.5)	168.2	(127.1)	119.5
Comprehensive income (loss)	$(31.5)	$216.9	$43.8	$241.4

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $57.3 million and $35.6 million at June 30, 2010 and December 31, 2009, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $28.6 million and $17.8 million at June 30, 2010 and December 31, 2009, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate.  At June 30, 2010 and December 31, 2009, the Company’s proportionate share of this liability (in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate) was $2.6 million and $5.0 million, respectively.

Stock repurchases

On May 11, 2010, DST’s Board of Directors authorized the repurchase of an additional 1.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  At June 30, 2010, there were approximately 1.0 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The

Company repurchased 150,300 shares of DST common stock for $6.2 million or approximately $41.25 per share during the three months ended June 30, 2010.  The Company repurchased 2.3 million shares of DST common stock for $91.1 million or approximately $40.09 per share during the six months ended June 30, 2010.

Dividend declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.   The aggregate amount of the cash dividend was $14.3 million.

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

The Company has letters of credit of $8.0 million and $8.3 million outstanding at June 30, 2010 and December 31, 2009, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2010 and December 31, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on July 1, 2013.  At June 30, 2010 and December 31, 2009, total borrowings on the loan were $30.8 million and $31.1 million, respectively, and the Company’s guarantee totaled $1.0 million for both June 30, 2010 and December 31, 2009.

In April 2010, the Company entered into an agreement to guarantee 29% of the outstanding principal amount related to a mortgage loan to a 50% owned real estate joint venture.  The loan matures in April 2015.   At June 30, 2010 total borrowings on the loan were $13.7 million and the Company’s guarantee was approximately $4.0 million.

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

At June 30, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

10.  Restructuring Charge

On January 29, 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $19.5 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $2.8 million and $14.6 million of termination benefit expense associated with this plan during the three and six months ended June 30, 2010, respectively, and expects approximately $4.9 million of related expenses for the remainder of 2010.  These termination benefit expenses have been included in Costs and expenses in the Condensed Consolidated Statement of Income.  The Company is approximately 70% complete with the workforce reduction plan as of June 30, 2010.

The following table (in millions) presents termination benefit expenses at June 30, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid or Settled		Estimated Settlement
	Plan	Six Months		Three Months Ended
	Estimate, as Revised	Ended June 30, 2010	Remaining Costs	September 30, 2010	December 31, 2010	Total

Financial Services	$13.5	$(11.4)	$2.1	$0.1	$2.0	$2.1
Output Solutions	6.0	(3.2)	2.8	2.1	0.7	2.8
	$19.5	$(14.6)	$4.9	$2.2	$2.7	$4.9

11.  Authoritative Accounting Guidance

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

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements.  This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated.  The new guidance established a hierarchy for determining the selling price of a deliverable.  For DST, the new authoritative guidance is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  Early adoption is permitted.  The Company has not determined the impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued a new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  For DST, the new authoritative guidance is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  Early adoption is permitted.  The Company has not determined the impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Standard

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 8.5 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $428.1 million of the senior convertible debentures at June 30, 2010 would be converted to equity.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2010	December 31, 2009

Financial Services	$1,493.0	$1,477.8
Output Solutions	313.3	253.4
Investments and Other	1,062.7	1,267.0
Elimination Adjustments	(82.9)	(85.4)
	$2,786.1	$2,912.8

The Company evaluates the performance of its Segments based on income before income taxes and interest expense.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$287.5	$174.7	$3.4	$	$465.6
Intersegment operating revenues	2.7	2.0	11.3	(16.0)
Out-of-pocket reimbursements	10.9	138.8	0.1	(1.5)	148.3
Total revenues	301.1	315.5	14.8	(17.5)	613.9

Costs and expenses	205.8	235.9	9.2	(14.9)	436.0
Depreciation and amortization	20.5	13.2	2.5	(0.6)	35.6

Income (loss) from operations	74.8	66.4	3.1	(2.0)	142.3
Other income, net	2.6		1.4		4.0
Equity in earnings of unconsolidated affiliates	9.3		0.5		9.8

Earnings (loss) before interest and income taxes	$86.7	$66.4	$5.0	$(2.0)	$156.1

	Three Months Ended June 30, 2009
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$285.6	$115.9	$3.0	$	$404.5
Intersegment operating revenues	2.1	1.6	11.7	(15.4)
Out-of-pocket reimbursements	12.9	137.8	0.2	(1.4)	149.5
Total revenues	300.6	255.3	14.9	(16.8)	554.0

Costs and expenses	219.6	239.4	9.6	(14.1)	454.5
Depreciation and amortization	19.1	10.0	2.6	(0.7)	31.0

Income (loss) from operations	61.9	5.9	2.7	(2.0)	68.5
Other income (expense), net	2.0	0.2	9.1	(0.1)	11.2
Equity in earnings of unconsolidated affiliates	10.4		0.1		10.5

Earnings (loss) before interest and income taxes	$74.3	$6.1	$11.9	$(2.1)	$90.2

Earnings before interest and income taxes in the segment reporting information above less interest expense of $11.7 million and $9.5 million for the three months ended June 30, 2010 and 2009, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$568.4	$300.2	$6.4	$	$875.0
Intersegment operating revenues	5.2	3.9	23.0	(32.1)
Out-of-pocket reimbursements	23.7	284.7	0.2	(3.0)	305.6
Total revenues	597.3	588.8	29.6	(35.1)	1,180.6

Costs and expenses	428.3	487.2	18.5	(29.9)	904.1
Depreciation and amortization	39.2	23.0	5.0	(1.3)	65.9

Income (loss) from operations	129.8	78.6	6.1	(3.9)	210.6
Other income, net	7.4	0.1	50.9		58.4
Equity in earnings of unconsolidated affiliates	17.7		0.4		18.1

Earnings (loss) before interest and income taxes	$154.9	$78.7	$57.4	$(3.9)	$287.1

	Six Months Ended June 30, 2009
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$551.1	$242.9	$6.1	$	$800.1
Intersegment operating revenues	4.3	1.6	23.8	(29.7)
Out-of-pocket reimbursements	30.0	286.0	0.3	(1.5)	314.8
Total revenues	585.4	530.5	30.2	(31.2)	1,114.9

Costs and expenses	420.9	498.5	19.3	(26.0)	912.7
Depreciation and amortization	36.6	18.9	5.1	(1.3)	59.3

Income (loss) from operations	127.9	13.1	5.8	(3.9)	142.9
Other income (expense), net	41.6	0.2	(14.3)	(0.1)	27.4
Equity in earnings of unconsolidated affiliates	16.5		(0.3)		16.2

Earnings (loss) before interest and income taxes	$186.0	$13.3	$(8.8)	$(4.0)	$186.5

Earnings before interest and income taxes in the segment reporting information above less interest expense of $21.6 million and $20.1 million for the six months ended June 30, 2010 and 2009, respectively, is equal to the Company’s income before income taxes on a consolidated basis for the corresponding periods.

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

A summary of each of the Company’s segments follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, real estate partnerships, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; platforms for distribution support solutions and services offered to financial advisors and broker/dealers; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; healthcare claims administration processing systems and services offered to providers of healthcare plans, third party administrators and medical practice groups; pharmacy claims processing systems offered to healthcare plans, insurance companies, third party administrators and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company’s Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions, including customized statement and bill production, marketing and personalization services, postal optimization, and electronic presentment, payment and distribution solutions.  These capabilities enable the Output Solutions Segment to provide services to industries that place a premium on customer communications that require high quality, accurate and timely statement and billing output processing.

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

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited (“IOS”), completed an agreement (the “Purchase Agreement”) to acquire the entire issued share capital of dsicmm Group Limited.  Prior to closing the transaction, IOS held DST’s debt-free U.K. print/mail operations, and dsicmm was a U.K. based, private company that provided integrated print and communication solutions.  On July 30, 2010, the stockholders of dsicmm (the “Sellers”) exchanged their dsicmm shares for IOS shares and cash, with the result that the equity of IOS is owned approximately 65% by DST and approximately 35% by a group of the Sellers.  The percentage of IOS stock that will be owned by each stockholder is subject to adjustment after the closing in the event the closing date working capital and total debt of dsicmm or IOS deviates from amounts set forth in the Purchase Agreement.  DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.  dsicmm has approximately 1,200 employees and annual revenues of approximately $160 million.  DST will consolidate the financial results of the combined IOS business from the closing date.  DST management does not expect the transaction to have a material impact on DST’s net income or earnings per share for 2010.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $655.9 million at June 30, 2010, including approximately 10.6 million shares of State Street Corporation (“State Street”), 17.5 million shares of Computershare Ltd. (“Computershare”) and

1.9 million shares of Euronet Worldwide, Inc., with a market value of $357.8 million, $156.1 million and $24.1 million, respectively, based on closing exchange values at June 30, 2010.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Operating revenues
Financial Services	$290.2	$287.7	$573.6	$555.4
Output Solutions	176.7	117.5	304.1	244.5
Investments and Other	14.7	14.7	29.4	29.9
Elimination Adjustments	(16.0)	(15.4)	(32.1)	(29.7)
	465.6	404.5	875.0	800.1
% change from prior year period	15.1%		9.4%

Out-of-pocket reimbursements
Financial Services	10.9	12.9	23.7	30.0
Output Solutions	138.8	137.8	284.7	286.0
Investments and Other	0.1	0.2	0.2	0.3
Elimination Adjustments	(1.5)	(1.4)	(3.0)	(1.5)
	148.3	149.5	305.6	314.8
% change from prior year period	(0.8)%		(2.9)%

Total revenues	$613.9	$554.0	$1,180.6	$1,114.9
% change from prior year period	10.8%		5.9%

Income from operations
Financial Services	$74.8	$61.9	$129.8	$127.9
Output Solutions	66.4	5.9	78.6	13.1
Investments and Other	3.1	2.7	6.1	5.8
Elimination Adjustments	(2.0)	(2.0)	(3.9)	(3.9)
	142.3	68.5	210.6	142.9

Interest expense	(11.7)	(9.5)	(21.6)	(20.1)
Other income, net	4.0	11.2	58.4	27.4
Equity in earnings of unconsolidated affiliates	9.8	10.5	18.1	16.2
Income before income taxes	144.4	80.7	265.5	166.4
Income taxes	50.4	32.0	94.6	44.5
Net income	$94.0	$48.7	$170.9	$121.9

Basic earnings per share	$2.01	$0.98	$3.60	$2.45
Diluted earnings per share	$2.00	$0.97	$3.57	$2.44
Non-GAAP diluted earnings per share	$1.23	$0.90	$2.33	$1.73
Cash dividends per share of common stock	$	$	$0.30	$

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2010 were $613.9 million and $1,180.6 million, an increase of $59.9 million or 10.8% and $65.7 million or 5.9% compared to the three and six months ended June 30, 2009.  Consolidated operating revenues for the three and six months ended June 30, 2010 increased $61.1 million or 15.1% and $74.9 million or 9.4% compared to the same periods in 2009.  The increases in consolidated operating revenues are attributable to increases of $59.2 million and $59.6 million in the Output Solutions Segment for the three and six months ended June 30, 2010 and increases of $2.5 million and $18.2 million in the Financial Services Segment for the three and six months ended June 30, 2010, both as compared to the same periods in 2009.  An Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing effective April 30, 2010 resulting in a contract termination payment to the Company of approximately $63.0 million. Absent this contract termination payment of $63.0 million, Output Solutions operating revenues for the three and six months ended June 30, 2010 decreased $3.8 million or 3.2% and $3.4 million or 1.4% compared to the same periods in 2009.   On this basis, the decrease in Output Solutions operating revenues for the three and six months ended June 30, 2010 resulted from lower volumes of images produced and lower revenue per unit (packages and images) processed, partially offset by the impact of foreign currency exchange effects which increased operating revenues by approximately $0.9 million and $3.4 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods in the prior year.  The increase in Financial Services operating revenues for the three months ended June 30, 2010 is attributable to higher revenues at DST Global Solutions and Argus, partially offset by lower revenues at DST Health Solutions.  Absent $26.0 million of net incremental operating revenues resulting from the acquisition and consolidation of Argus Health Systems, Inc. (“Argus”) on March 31, 2009, Financial Services operating revenues for the six months ended June 30, 2010 decreased $7.8 million or 1.4% as compared to the same period in 2009. On this basis, the decrease in Financial Services operating revenues is attributable to lower mutual fund shareowner processing service revenues and DST Health Solutions revenues, partially offset by higher Global Solutions and Argus revenues.

Consolidated OOP reimbursements during the three and six months ended June 30, 2010 decreased $1.2 million or 0.8% and $9.2 million or 2.9% compared to the same periods in 2009 primarily due to decreases in Financial Services associated with lower processing volumes.  OOP reimbursements for Output Solutions increased $1.0 million or 0.7% during the three months ended June 30, 2010 and decreased $1.3 million or 0.5% during the six months ended June 30, 2010.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2010 increased $73.8 million or 107.7% and $67.7 million or 47.4% compared to the three and six months ended June 30, 2009.  Absent the $63.0 million Output Solutions contract termination payment mentioned above, expenses associated with the contract termination including asset impairment charges of $3.1 million and termination benefit costs of $1.5 million, and termination benefit costs of $2.8 million and $14.6 million for the three and six months ended June 30, 2010 related to a reduction in workforce, income from operations increased $18.2 million or 26.6% and $23.9 million or 16.7% compared to the same periods in 2009.  On this basis, the increase in consolidated income from operations is attributable to an increase of $15.2 million and $13.3 million in Financial Services and an increase of $2.6 million and $10.3 million in Output Solutions during the three and six months ended June 30, 2010, respectively, both compared to the same periods in 2009.  The increase in Financial Services income from operations during the three months ended June 30, 2010 is attributable to lower deferred compensation costs of $6.5 million (the effect of which is offset as unrealized depreciation on trading securities in other non-operating income) , lower compensation and benefit costs from lower staffing levels and higher software license revenues.  The increase in Financial Services income from operations during the six months ended June 30, 2010 is attributable to lower deferred compensation costs of $2.0 million and lower compensation and benefit costs attributable to the reduction in force that began in early 2010.  The $2.6 million and $10.3 million increase in Output Solutions income from operations during the three and six months ended June 30, 2010, respectively, primarily resulted from lower operating expenses.

Restructuring Charge - Reduction in Workforce

In first quarter 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  When fully implemented, the Company anticipates a reduction in annual pre-tax operating costs of approximately $67.0 million.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $19.5 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $2.8 million and $14.6 million of termination benefit expense during the three and six months ended June 30, 2010, respectively, and expects approximately $4.9 million of related expenses for the remainder of 2010.  These termination benefit expenses have been in included in Costs and expenses in the Condensed Consolidated Statement of Income.  The Company is approximately 70% complete with the workforce reduction plan as of June 30, 2010.

The following table (in millions) presents termination benefit expenses at June 30, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid
		or Settled		Estimated Settlement
	Plan	Six Months		Three Months Ended
	Estimate, as Revised	Ended June 30, 2010	Remaining Costs	September 30, 2010	December 31, 2010	Total

Financial Services	$13.5	$(11.4)	$2.1	$0.1	$2.0	$2.1
Output Solutions	6.0	(3.2)	2.8	2.1	0.7	2.8

	$19.5	$(14.6)	$4.9	$2.2	$2.7	$4.9

Interest expense

Interest expense for the three and six months ended June 30, 2010 was $11.7 million and $21.6 million, an increase of $2.2 million or 23.2% and $1.5 million or 7.5% compared to the same periods in 2009.  Interest expense increased for the three and six months ended June 30, 2010 primarily from higher average interest rates on the Company’s syndicated revolving credit facility which was renewed on April 16, 2010 and from recording accounts receivable securitization program costs as interest expense beginning January 1, 2010, partially offset by lower average debt balances.

On April 16, 2010, DST entered into a new $600 million revolving syndicated bank facility, which matures July 1, 2013, to replace its old revolving facility scheduled to expire on July 1, 2010.  The terms of the facility are in most material respects similar to the facility replaced, although the interest rate spreads increased to reflect current market conditions.  The new facility has covenants and events of default similar to the replaced facility.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gain on equity interest in Argus Health Systems	$	$	$	$41.7
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.3)	(1.2)	(0.4)	(26.8)
Net gains (losses) on private equity funds and other investments	0.5	1.3	1.3	(3.1)
Net realized gains from sale of available-for-sale securities	3.1	4.2	40.6	3.4
Net gain on extinguishment of senior convertible debentures	0.7	2.1	0.1	5.8
Dividend income	1.3	1.3	13.1	4.7
Interest income	2.0	1.4	3.0	2.7
Miscellaneous items	(3.3)	2.1	0.7	(1.0)
Other income, net	$4.0	$11.2	$58.4	$27.4

Other income, net was $4.0 million and $58.4 million during the three and six months ended June 30, 2010, respectively, compared to $11.2 million and $27.4 million during the three and six months ended June 30, 2009, respectively.

The Company recorded a gain of $41.7 million during 2009 related to its purchase of the remaining 50% equity interest of Argus for $57.0 million.  In accordance with authoritative accounting guidance on business combinations, the acquisition of the remaining 50% of Argus on March 31, 2009 was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $0.3 million and $0.4 million of investment impairments for the three and six months ended June 30, 2010 compared to $1.2 million and $26.8 million for the three and six months ended June 30, 2009, which were other than temporary.  The decrease in impairments compared to the same periods in 2009 is from improved financial market conditions.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized gains from the sale of available-for-sale securities were $3.1 million and $40.6 million during the three and six months ended June 30, 2010, respectively, compared to $4.2 million and $3.4 million during the three and six months ended June 30, 2009, respectively.  Included in the $40.6 million of gains from the sale of available-for-sale securities for the six months ended June 30, 2010 is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.

During the three and six months ended June 30, 2010, the Company recorded a net gain of $0.7 million and $0.1 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.  During the three and six months ended June 30, 2009, the Company recorded a gain of $2.1 million and $5.8 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

The Company receives dividend income from certain investments held.  Dividend income was $1.3 million during the three months ended June 30, 2010 and 2009.  Dividend income increased $8.4 million during the six months ended June 30, 2010 compared to the same period in 2009 primarily from the receipt of an $8.3 million dividend from a private equity investment during first quarter 2010.  The sale of approximately 12.1 million shares of Computershare Ltd. since July 1, 2009 is expected to have a negative impact on the Company’s future dividend income.

Interest income was $2.0 million and $3.0 million during the three and six months ended June 30, 2010, an increase of $0.6 million and $0.3 million compared to the same periods in 2009.  The increase in interest income in 2010 is attributable to higher amounts of short-term investments.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program during 2009, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a loss of $3.3 million during the three months ended June 30, 2010 and income of $0.7 million during the six months ended June 30, 2010 compared to income of $2.1 million during the three months ended June 30, 2009 and a loss of $1.0 million during the six months ended June 30, 2009.  The decrease in miscellaneous items for the three months ended June 30, 2010 is primarily from unrealized depreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as a decrease in costs and expenses), partially offset by the absence of accounts receivable securitization program costs which are now recorded in interest expense beginning January 1, 2010.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

BFDS	$4.1	$3.1	$7.7	$6.8
IFDS, U.K.	3.1	2.3	6.5	3.8
IFDS, L.P.	2.7	1.7	4.0	2.6
Argus				(1.5)
Other	(0.1)	3.4	(0.1)	4.5
	$9.8	$10.5	$18.1	$16.2

DST’s equity in earnings of unconsolidated affiliates decreased $0.7 million or 6.7% for the three months ended June 30, 2010 compared to the same period in 2009, primarily attributable to lower earnings of other unconsolidated affiliates, partially offset by higher equity in earnings of BFDS, IFDS, U.K. and IFDS L.P.  DST’s equity in earnings of unconsolidated affiliates increased $1.9 million or 11.7% during the six months ended June 30, 2010 compared to the same period in 2009, primarily attributable to higher equity in earnings of BFDS, IFDS, U.K. and IFDS L.P., partially offset by lower earnings of other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three and six months ended June 30, 2010 increased $1.0 million or 32.2% and $0.9 million or 13.2% compared to the same periods in 2009, primarily from the release of a previously established income tax valuation allowance and lower occupancy costs from vacating a facility in 2009.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $0.9 billion during the three and six months ended June 30, 2010 compared to $0.8 billion during the same periods in 2009 from higher levels of transaction activity.  Average interest rates earned on the balances increased from 0.16% during the three months ended June 30, 2009 to 0.20% during the three months ended June 30, 2010.  The aggregate effect of these fluctuations resulted in an approximate $0.2 million increase in interest earnings by BFDS during the three months ended June 30, 2010.  Average interest rates earned on the balances declined from 0.39% during the six months ended June 30, 2009 to 0.16% during the six months ended June 30, 2010.  The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during the six months ended June 30, 2010.

DST’s equity in earnings of IFDS U.K. increased $0.8 million and $2.7 million during the three and six months ended June 30, 2010 compared to the same periods in 2009.  The increase in equity in earnings during the three and six months ended June 30, 2010 is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations.  Accounts serviced by IFDS U.K. were 7.0 million at June 30, 2010, an increase of 0.3 million accounts or 4.5% from March 31, 2010, an increase of 0.4 million accounts or 6.1% from December 31, 2009, and an increase of 0.9 million accounts or 14.8% from June 30, 2009.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) increased $1.0 million and $1.4 million during the three and six months ended June 30, 2010 compared to the same periods in 2009.  The increase during the three and six months ended June 30, 2010 is attributable to improvements in the Canada, Luxembourg and Ireland operations.  Accounts serviced by IFDS Canada were 10.8 million at June 30, 2010, an increase of 0.3 million accounts or 2.9% from both March 31, 2010 and June 30, 2009 and an increase of 0.6 million accounts or 5.9% from December 31, 2009.

As previously announced, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus’ results into DST’s consolidated financial statements.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s income tax rate was 34.9% and 35.6% for the three and six months ended June 30, 2010 compared to 39.7% and 26.7% for the three and six months ended June 30, 2009.  The decrease in the Company’s income tax rate for the three months ended June 30, 2010 as compared to the same period in 2009 is attributable to lower levels of international operating losses requiring valuation allowances and higher utilization of foreign tax credits.

The Company’s income tax rate for the six months ended June 30, 2010 included a benefit from a dividend received deduction on an $8.3 million cash dividend received from a private equity investment that was received during the three months ended March 31, 2010.  In addition, lower levels of international operating losses requiring valuation allowances and higher utilization of foreign tax credits favorably impacted the Company’s tax rate in 2010.  During the six months ended June 30, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 36.4% for the remainder of 2010 but this rate will likely vary on a quarterly basis between 34.5% and 38.0% depending on the timing of estimated 2010 sources of taxable income (e.g. domestic consolidated, international and / or joint venture).  The full year 2010 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income, the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2010 were $301.1 million and $597.3 million, an increase of $0.5 million or 0.2% and $11.9 million or 2.0% compared to the same periods in 2009.  Financial Services Segment operating revenues for the three months ended June 30, 2010 were $290.2 million, an increase of $2.5 million or 0.9% compared to the same period in 2009.  The increase in Financial Services operating revenues is attributable to higher revenues at DST Global Solutions and Argus, partially offset by lower revenues at DST Health Solutions.

The increased revenues at DST Global Solutions resulted from higher software license revenues, increased demand for professional services and changes in foreign currency exchange rates (primarily between the U.S. Dollar and the Australian Dollar) which increased operating revenues by approximately $2.2 million.  The increase in Argus revenues is due to higher volumes of pharmacy claims paid and related services.  These operating revenue increases were partially offset by a decrease in DST Health Solutions professional services attributable to lower client demand for professional services, the expiration of a client processing agreement in July 2009 and the timing of certain client consulting projects.  U.S. Investment Recordkeeping Solutions operating revenues during the three months ended June 30, 2010 were essentially unchanged as increased revenues from a higher volume of subaccounts serviced, defined contribution participants and increased distribution support solutions volumes offset the absence of a $2.1 million client contract termination fee for a full-service processing client recognized in second quarter 2009.

Financial Services Segment operating revenues for the six months ended June 30, 2010 were $573.6 million, an increase of $18.2 million or 3.3% compared to the same period in 2009.  Absent $26.0 million of net incremental operating revenues resulting from the acquisition and consolidation of Argus on March 31, 2009, Financial Services operating revenues for the six months ended June 30, 2010 decreased $7.8 million or 1.4% as compared to the same period in 2009. On this basis, the decrease in Financial Services operating revenues is attributable to lower U.S. Investment Recordkeeping Solutions processing service revenues and DST Health Solutions revenues, partially offset by higher Global Solutions and Argus revenues.  The net decrease in U.S. Investment Recordkeeping Solutions processing service revenues resulted from lower full-service processing revenues.  This operating revenue decrease was partially offset by changes in foreign currency exchange rates which increased operating revenues by approximately $7.9 million.

U.S. operating revenues for the three months ended June 30, 2010 were $262.1 million, a decrease of $1.0 million or 0.4% compared to the same period in 2009.  The decrease during the three months ended June 30, 2010 is attributable to lower volumes of DST Health Solutions professional service revenues, absence of a $2.1 million client contract termination fee for a full-service processing client recognized in second quarter 2009, lower software license fee revenues for AWD, partially offset by  higher revenues at Argus due to higher volumes of pharmacy claims paid and related services.  U.S. operating revenues for the six months ended June 30, 2010 were $516.1 million, an increase of $9.5 million or 1.9% compared to the same period in 2009.  Absent the $26.0 million net incremental increase in U.S. operating revenues resulting from the consolidation of Argus, as mentioned above, U.S. operating revenues decreased $16.5 million or 3.3% compared to the same period in 2009.  On this basis, the decrease during the six months ended June 30, 2010 is attributable to lower U.S. Investment Recordkeeping Solutions processing service revenues and the same reasons mentioned above.

International operating revenues for the three and six months ended June 30, 2010 were $28.1 million and $57.5 million, an increase of $3.5 million or 14.2% and $8.7 million or 17.8% compared to the same periods in 2009. International operating revenues for the three and six months ended June 30, 2010 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $2.2 million and $7.9 million as compared to the same periods in 2009 and due to higher investment management license fee revenue.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management - BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing).  Operating revenues include approximately $12.4 million and $22.3 million of software license fee revenues for the three and six months ended June 30, 2010, an increase of $1.6 million or 14.8% and an increase of $0.8 million or 3.7% compared to the same periods in 2009.  The increase during the three and six months ended June 30, 2010 is primarily due to higher investment management license fee revenue, partially offset by lower AWD software license fee revenues.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $205.8 million and $428.3 million during the three and six months ended June 30, 2010, a decrease of $13.8 million or 6.3% and an increase of $7.4  million or 1.8% compared to the same periods in 2009.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $10.9 million and $23.7 million during the three and six months ended June 30, 2010, a decrease of $2.0 million and $6.3 million compared to the same periods in 2009.  Excluding reimbursable operating expenses and termination benefit expenses of $2.3 million related to a reduction in force incurred during the three months ended June 30, 2010, costs and expenses decreased $14.1 million or 6.8% during the three months ended June 30, 2010 to $192.6 million.  On this basis and after excluding the effects of deferred compensation costs which decreased costs by $6.5 million as compared to the three months ended June 30, 2009, costs and expenses decreased $7.6 million or 3.7% during the three months ended June 30, 2010 to $195.2 million.  The decrease in costs and expenses, on this basis, is primarily attributable to lower compensation and benefit related costs from lower staffing levels due to the reduction in workforce that began in first quarter 2010, partially offset by higher costs from foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $2.1 million.   Excluding reimbursable operating expenses, costs of Argus during the three months ended March 31, 2010 of $27.6 million and termination benefit expenses of $11.4 million related to a reduction in force, costs and expenses decreased $25.3 million or 6.5% during the six months ended June 30, 2010 to $365.6 million.  On this basis (and after excluding the effects of deferred compensation costs which decreased costs by $2.0 million as compared to the six months ended June 30, 2010), costs and expenses decreased $23.3 million or 6.0% during the six months ended June 30, 2010 to $365.5 million.  The decrease in costs and expenses is primarily attributable to lower compensation and benefit related costs from lower staffing levels, partially offset by higher costs from foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $6.9 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2010 increased $1.4 million or 7.3% and $2.6 million or 7.1% compared to the same periods in 2009.  The increase during the three months ended June 30, 2010 is attributable to higher amounts of third party software purchases and capitalized software activity, partially offset by the Company’s use of accelerated depreciation methods and lower depreciation from certain assets becoming fully depreciated.  The increase in depreciation and amortization during the six months ended June 30, 2010 as compared to 2009 is primarily related to higher purchase accounting amortization expense from the consolidation of Argus on March 31, 2009.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2010 was $74.8 million and $129.8 million, an increase of $12.9 million or 20.8% and $1.9 million or 1.5% compared to the same periods in 2009.  Excluding the impact of the termination benefit expenses of $2.3 million and the impact of the $6.5 million decrease in deferred compensation costs described above, income from operations increased $8.7 million during the three months ended June 30, 2010 compared to the same period in 2009.  On this basis, the increase in Financial Services income from operations during the three months ended June 30, 2010 is attributable to lower compensation and benefit related costs from lower staffing levels and higher software license revenues of $1.6 million.  Excluding the impact of the termination benefit expenses of $11.4 million and the impact of the $2.0 million decrease in deferred compensation costs described above, income from operations increased $11.3 million during the six months ended June 30, 2010 compared to the same period in 2009.  On this basis, the increase in Financial Services income from operations during the six months ended June 30, 2010 is attributable to lower compensation and benefit related costs from lower staffing levels and higher software license revenues of $0.8 million.

Financial Services Segment Account Statistics:

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009

Registered accounts:
Non tax-advantaged	60.3	60.4	63.6	63.7
Tax-advantaged	47.0	46.6	46.3	46.3
	107.3	107.0	109.9	110.0

Subaccounts	17.6	15.1	11.2	8.9
Total	124.9	122.1	121.1	118.9

Registered accounts serviced increased 0.3 million accounts or 0.3% from the comparable amount at March 31, 2010.  The net increase was attributable to new client conversions of 1.2 million and growth in existing clients of 0.2 million, partially offset by the deconversion of 0.6 million accounts to non-DST subaccounting platforms and 0.5 million accounts to DST’s subaccounting platform.  Tax-advantaged accounts were 47.0 million at June 30, 2010, an increase of 0.4 million accounts or 0.9% as compared to March 31, 2010.  Tax-advantaged accounts represent 43.8% of total registered accounts serviced at June 30, 2010 as compared to 42.1% at June 30, 2009.

The 2.6 million decrease in total registered accounts from December 31, 2009 is comprised of deconversions to DST’s subaccounting platform of 3.9 million accounts and deconversions to non-DST subaccounting platforms of 1.2 million accounts, partially offset by new client conversions of 1.3 million accounts and net increases in existing client accounts of 1.2 million.

The 2.7 million decrease in total registered accounts from June 30, 2009 is comprised of deconversions to DST’s subaccounting platform of 4.6 million accounts and deconversions to non-DST subaccounting platforms of 2.5 million accounts, partially offset by net increases in existing client accounts of 2.5 million and new client conversions of 1.9 million accounts.

Subaccounts serviced were 17.6 million at June 30, 2010, an increase of 2.5 million subaccounts or 16.6% as compared to March 31, 2010.  New client conversions of 1.6 million subaccounts, conversions of 0.5 million registered accounts from TA2000 and net increases in existing subaccounts of 0.4 million comprise the increase. The increase of 6.4 million accounts as compared to December 31, 2009 is comprised of conversions of 3.9 million registered accounts from TA2000, new client conversions of 1.8 million, and net increases in existing client accounts of 0.7 million.  The increase of 8.7 million accounts as compared to June 30, 2009 is comprised of conversions of 4.6 million registered accounts from TA2000, new client conversions of 2.8 million accounts and net increases in existing customers of 1.3 million accounts.

During second quarter 2010, the Company received new client commitments that will result in approximately 0.1 million new registered accounts in fourth quarter 2010.  The Company had previously announced client commitments of approximately 0.3 million registered accounts that are scheduled to convert in the second half of 2010.

The Company also expects 7.2 million registered accounts will deconvert to subaccounting platforms during the remainder of 2010 of which 0.5 million accounts will deconvert to TA2000 Subaccounting.

The Company’s subaccounting clients have indicated they plan to convert a total of 1.0 million new subaccounts to TA2000 Subaccounting from non-DST platforms during the second half of 2010.  As previously announced, two existing subaccounting clients of the Company, as a result of  mergers, have announced their intention to terminate their processing agreements with DST and deconvert approximately 5.5 million subaccounts to non-DST subaccounting platforms.  The Company expects that 4.9 million subaccounts will deconvert in third quarter 2010 and 0.6 million subaccounts will deconvert in first quarter 2011.

The third quarter 2010 subaccounting deconversion is expected to result in a contract termination payment to the Company of approximately $9.0 million.  The Company will incur charges of approximately $1.5 million to $2.0 million in connection with the termination.  The Company expects to record in the third quarter 2010 a net pretax gain of approximately $7.0 million to $7.5 million related to this contract termination.

The following table presents mutual fund shareowner accounts at June 30, 2010 and summarizes the  remainder of 2010 conversion activities described above (and without taking into account any other changes in accounts serviced during 2010) to arrive at an estimated total accounts at December 31, 2010.

(in millions)	Registered Accounts	Subaccounts	Total Accounts

Balance at June 30, 2010	107.3	17.6	124.9

New client conversions	0.4	1.0	1.4
Transfers to DST Subaccounting	(0.5)	0.5
Deconversions to non-DST platforms	(6.7)	(4.9)	(11.6)

Estimated balance at December 31, 2010	100.5	14.2	114.7

The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates and those differences could be material.

Defined contribution (“DC”) participants were 3.8 million at June 30, 2010, a decrease of 0.5 million participants or 11.6% from March 31, 2010, a decrease of 0.4 million participants or 9.5% from December 31, 2009 and an increase of 0.4 million participants or 11.8% from June 30, 2009.  The decrease in participants from March 31, 2010 and December 31, 2009 represents the annual removal of prior year terminated participants.  The increase from June 30, 2009 is primarily from increases in participants of existing clients and conversions of new participants.  As previously reported, the Company has new client commitments for approximately 0.5 million new participants which are expected to convert in fourth quarter 2010.

Pharmacy claims paid by Argus during three months ended June 30, 2010 were 95.8 million, an increase of 0.9 million claims or 0.9% compared to the three months ended March 31, 2010 and an increase of 1.0 million claims or 1.1% from the three months ended June 30, 2009.

DST Health Solutions covered lives were 23.2 million at June 30, 2010, an increase of 0.3 million covered lives or 1.3% as compared to March 31, 2010, a decrease of 0.3 million covered lives or 1.3% as compared to December 31, 2009 and a decrease of 0.2 million covered lives or 0.9% as compared to June 30, 2009.

AWD workstations were 195,600 at June 30, 2010, an increase of 800 workstations or 0.4% from March 31, 2010, an increase of 2,100 workstations or 1.1% from December 31, 2009 and an increase of 300 workstations or 0.2% from June 30, 2009 levels.  U.S. AWD workstations were 162,600 at June 30, 2010, an increase of 400 workstations or 0.2% from March 31, 2010, an increase of 1,600 workstations or 1.0% from December 31, 2009 and an increase of 2,200 workstations or 1.4% from June 30, 2009 levels.  International AWD workstations were 33,000 at June 30, 2010, an increase of 400 workstations or 1.2% from March 31, 2010, an increase of 500 workstations or 1.5% from December 31, 2009 and a decrease of 1,900 workstations or 5.4% from June 30, 2009 levels.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2010 were $315.5 million and $588.8 million, respectively, an increase of $60.2 million or 23.6% and $58.3 million or 11.0% compared to the same periods in 2009.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2010 were $176.7 million and $304.1 million, an increase of $59.2 million or 50.4% and $59.6 million or 24.4% compared to the same periods in 2009.  An Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing effective April 30, 2010 resulting in a contract termination payment to the Company of approximately $63.0 million. Absent this contract termination payment of $63.0 million, Output Solutions operating revenues for the three and six months ended June 30, 2010 decreased $3.8 million or 3.2% and $3.4 million or 1.4% compared to the same periods in 2009.   The decrease in Output Solutions operating revenues for the three and six months ended June 30, 2010 resulted from lower volumes of images produced primarily associated with the loss of volumes from the terminated client, and lower revenue per unit (packages and images) processed.  Revenue per unit (packages and images) declined attributable to higher relative volumes from clients with lower unit pricing.  These operating revenue decreases were partially offset by foreign currency exchange effects of approximately $0.9 million and $3.4 million during the three and six months ended June 30, 2010, respectively, between the U.S. dollar and both the Canadian Dollar and British Pound, as compared to the same periods in the prior year.

Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2010 were $138.8 million and $284.7 million, an increase of $1.0 million or 0.7% during the three months ended June 30, 2010 and a decrease of $1.3 million or 0.5% during the six months ended June 30, 2010, both as compared to the same periods in the prior year.

Items mailed during the three and six months ended June 30, 2010 were 556.4 million and 1,166.6 million, a decrease of 2.2 % during the three months ended June 30, 2010 and an increase of 1.4% during the six months ended June 30, 2010, both as compared to the same periods in the prior year.  Images produced during three and six months ended June 30, 2010 were 2.8 billion and 6.2 billion, a decrease of 9.7% as compared to the three months ended June 30, 2009 and unchanged as compared to the six months ended June 30, 2009.  The decrease during the three months ended June 30, 2010 in items mailed and images produced is primarily due to the previously mentioned client contract termination and lower volumes from existing customers, partially offset by higher volumes from new clients.  Increases from new client volumes during the six months ended June 30, 2010 were offset by lower volumes from the contract termination and lower volumes of existing clients.

During second quarter 2010, Output Solutions received three new client commitments representing, when fully transitioned, approximately 110 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed by in the first half of 2011.  In connection with the third quarter 2010 deconversion of 4.9 million subaccounts mentioned in the Financial Services Segment discussion (accounts statistics section) above, the Output Solutions Segment expects to receive a contract termination payment of approximately $1.3 million.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and six months ended June 30, 2010 decreased $3.5 million or 1.5% and $11.3 million and 2.3% compared to the same periods in 2009.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $138.8 million and $284.7 million during the three and six months ended June 30, 2010, an increase of $1.0 million or 0.7% and a decrease of $1.3 million or 0.5% compared to the same periods in 2009.  Excluding reimbursable operating expenses, termination benefit expenses associated with the Output Solutions contract termination of $1.5 million during the three months ended June 30, 2010, mentioned above and termination benefit expenses of $0.5 million related to a reduction in force, costs and expenses decreased $6.5 million or 6.4% during the three months ended June 30, 2010 to $95.1 million.  On this basis, the decrease in costs and expenses is mostly attributable to lower material costs and lower staffing levels from lower volumes, partially offset by higher costs related to the effect of foreign currency exchange rates of approximately $0.4 million.  Excluding reimbursable operating expenses, termination benefit expenses of $3.2 million related to a reduction in force and termination benefit expenses associated with the Output Solutions contract termination of $1.5 million mentioned above, costs and expenses decreased $14.7 million or 6.9% during the six months ended June 30, 2010 to $197.8 million.  On this basis, the decrease in cost and expenses is attributable to lower material costs, lower compensation and benefit related costs from reduced staffing levels and lower leased equipment costs from the continued implementation of owned digital print technologies, partially offset by higher costs related to the effect of foreign currency exchange rates of approximately $2.0 million.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three and six months ended June 30, 2010 increased $3.2 million or 32.0% and $4.1 million or 21.7% compared to the same periods in 2009.  Absent  the asset impairment charge of $3.1 million associated with the client contract termination, depreciation and amortization increased $0.1 million or 1.0% and $1.0 million or 5.3% for the three and six months ended June 30, 2010, respectively.  On this basis, the increase during the six months ended June 30, 2010 is attributable to additional equipment to support new client requirements and higher costs associated with foreign currency exchange effects between the U.S. Dollar and other currencies.

Income from operations

Output Solutions Segment income from operations for the three and six months ended June 30, 2010 was $66.4 million and $78.6 million, an increase of $60.5 million and $65.5 million compared to the same periods in 2009 primarily attributable to a contract termination payment of approximately $63.0 million received in April 2010.  Absent the $58.4 million contract termination payment, net of expenses, and the $0.5 million and $3.2 million of termination benefit expenses related to a reduction in workforce for the three and six months ended June 30, 2010, respectively, income from operations increased $2.6 million or 44.1% and $10.3 million or 78.6%, compared to the same periods in 2009, primarily from lower operating costs.

Use of EBITDA

DST defines EBITDA as earnings from operations before interest expense, income taxes, depreciation and amortization.  This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations.  As a measure of liquidity, the Company believes EBITDA is useful as an indicator of its ability to generate cash flow.  EBITDA, as calculated by the Company, may not be consistent with computation of EBITDA by other companies.  The Company believes a useful measure of Output Solutions’ contribution to DST’s results is to focus on cash flow and DST’s management believes EBITDA is useful for this purpose.  A reconciliation of Output Solutions Segment income from operations to EBITDA is included in the table below.  The non-GAAP adjustments to this reconciliation are described in the “Use of Non-GAAP Financial Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

For the three and six months ended June 30, 2010, Output Solutions EBITDA was $79.6 million and $101.6 million, an increase of $63.7 million or 400.6% and $69.6 million or 217.5% compared to the same periods in 2009 primarily attributable to a contract termination payment of approximately $63.0 million received in April 2010.  Absent the $61.5 million contract termination payment, net of related cash expenses, and the $0.5 million and $3.2 million for the three and six months ended June 30, 2010 termination benefit expenses related to a reduction in workforce, EBITDA was $18.6 million and $43.3 million, an increase of $2.7 million or 17.0% and $11.3 million or 35.3% compared to the same periods in 2009, primarily attributable to lower operating costs.

The reconciliation of the Output Solutions Segment income from operations to EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Output Solutions Segment income from operations	$66.4	$5.9	$78.6	$13.1
Depreciation and amortization	13.2	10.0	23.0	18.9

EBITDA, before Non-GAAP items	79.6	15.9	101.6	32.0

Contract termination payment, net of expenses	(61.5)		(61.5)
Termination benefit expenses	0.5		3.2

EBITDA, after Non-GAAP items	$18.6	$15.9	$43.3	$32.0

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.8 million and $29.6 million for the three and six months ended June 30, 2010, respectively, a decrease of $0.1 million or 0.7% and $0.6 million or 2.0% compared to the same periods in 2009.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.7 million and $29.4 million for the three and six months ended June 30, 2010, unchanged as compared to the three months ended June 30, 2009 and a decrease of $0.5 million or 1.7% compared to the six months ended June 30, 2009, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  Investments and Other Segment costs and expenses decreased $0.4 million and $0.8 million during the three and six months ended June 30, 2010 compared to the same periods in 2009, attributable to lower rental activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for both the three and six months ended June 30, 2010 decreased $0.1 million compared to the same periods in 2009.

Income from operations

Investments and Other Segment income from operations was $3.1 million and $6.1 million for the three and six months ended June 30, 2010, an increase of $0.4 million or 14.8% and $0.3 million or 5.2% compared to the same periods in 2009, attributable to lower operating costs.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30, 2010	December 31, 2009

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	60.3	63.6
Tax-advantaged:
IRA mutual fund accounts	27.2	26.8
Other retirement accounts	9.9	10.0
Section 529 and Educational IRA’s	9.9	9.5
	47.0	46.3
Total registered accounts	107.3	109.9
Subaccounts	17.6	11.2
Total accounts serviced	124.9	121.1

International
United Kingdom (1)	7.0	6.6
Canada (2)	10.8	10.2

TRAC participants (millions)	3.8	4.2
Automated Work Distributor workstations (thousands)	195.6	193.5
DST Health Solutions covered lives (millions)	23.2	23.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	95.8	94.8	190.7	189.8

Output Solutions Operating Data
Images produced (billions)	2.8	3.1	6.2	6.2
Items mailed (billions)	0.6	0.6	1.2	1.2

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended June 30, 2010, have been treated as non-GAAP adjustments:

•                  Contract termination payment, net of termination benefit expenses and asset impairment charges resulting from the termination of an Output Solutions telecommunications client, in the amount of $58.4 million.  The net contract termination gain was comprised of operating revenues of $63.0 million, partially offset by termination benefit expenses of $1.5 million that were included in costs and expenses and asset impairment charges of $3.1 million which are included in depreciation and amortization expense.  The aggregate income tax expense associated with this net contract termination gain was approximately $22.8 million.

•                  Termination benefit expenses of $2.8 million associated with reductions in workforce in the Financial Services Segment ($2.3 million) and the Output Solutions Segment ($0.5 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.2 million.

•                  Other net gains, in the amount of $3.3 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with these gains was approximately $1.3 million.  The $3.3 million of net gains on securities and other investments for the three months ended June 30, 2010 was comprised of net realized gains from sales of available-for-sale securities of $3.1 million and net gains on private equity funds and other investments of $0.5 million, partially offset by other than temporary impairments on available-for-sale securities of $0.3 million.

•                  Net gain, in the amount of $0.7 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax expense associated with these gains was approximately $0.3 million.

In addition to the items that occurred in the three months ended June 30, 2010 as described above, the following items, which occurred during the three months ended March 31, 2010, have been previously reported as non-GAAP adjustments:

•                  Termination benefit expenses of $11.8 million associated with reductions in workforce in the Financial Services Segment ($9.1 million) and the Output Solutions Segment ($2.7 million), which are included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $4.6 million.

•                  Other net gains, in the amount of $38.2 million, associated with gains (losses) related to securities and other investments, which are included in other income, net.  The income tax expense associated with these gains was approximately $14.8 million.  The $38.2 million of net gains on securities and other investments for the three months ended March 31, 2010 is comprised of net realized gains from sales of available-for-sale securities of $37.5 million and net gains on private equity funds and other investments of $0.8 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

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

The following items, which occurred during the three months ended June 30, 2009, have been treated as non-GAAP adjustments:

•                  Other net gains, in the amount of $4.3 million, associated with gains (losses) related to securities and other investments, which are included in other income, net.  The income tax expense associated with these gains was approximately $1.7 million.  The $4.3 million of net gains on securities and other investments for the three months ended June 30, 2009 was comprised of net realized gains from sales of available-for-sale securities of $4.2 million, net unrealized gains on private equity funds and other investments of $1.3 million and other than temporary impairments on available-for-sale securities of $1.2 million.

•                  Gains in the amount of $2.1 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax expense associated with these gains was approximately $0.8 million.

In addition to the items that occurred in the three months ended June 30, 2009 as described above, the following items, which occurred during the three months ended March 31, 2009, have been previously reported as non-GAAP adjustments:

•                  Gain on equity interest in Argus, in the amount of $41.7 million, included in other income, net associated with DST’s purchase of the remaining 50% interest of Argus on March 31, 2009 for $57.0 million in cash.  As required by generally accepted accounting principles, the Company adopted the new business combinations accounting guidance on January 1, 2009.  In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition.  Accordingly, DST remeasured its previously held equity interest in Argus to fair value and recorded a $41.7 million gain.  In addition, the Company recorded an income tax benefit associated with this transaction of approximately $0.9 million related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus.  In accordance with authoritative income tax accounting guidance, no income taxes were recorded on the $41.7 million gain on equity interest in Argus.

•                  Other net losses, in the amount of $30.8 million, associated with gains (losses) related to securities and other investments, which are included in other income, net.  The income tax benefit associated with these losses was approximately $11.8 million.  The $30.8 million of net losses on securities and other investments for the three months ended March 31, 2009 is comprised of net realized losses from sales of available-for-sale securities of $0.8 million , other than temporary impairments on available-for-sale securities of $25.6 million and net unrealized losses on private equity funds and other investments of $4.4 million.

•                  Gain in the amount of $3.7 million, associated with the repurchase and extinguishment of senior convertible debentures, which is included in other income, net.  The income tax expense associate with these gains was approximately $1.4 million.

•                  An income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2010
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$142.3	$144.4	$94.0	$2.00

Adjusted to remove:

Included in operating income:

Contract termination payment, net of expenses - Output Solutions	(58.4)	(58.4)	(35.6)	(0.76)
Termination benefit expenses - Financial Services	2.3	2.3	1.3	0.03
Termination benefit expenses - Output Solutions	0.5	0.5	0.3	0.01

Included in non-operating income:

Net gain on securities and other investments		(3.3)	(2.0)	(0.04)
Net gain on extinguishment of senior convertible debentures		(0.7)	(0.4)	(0.01)

Adjusted Non-GAAP income	$86.7	$84.8	$57.6	$1.23

	2009
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$68.5	$80.7	$48.7	$0.97

Adjusted to remove:

Included in non-operating income:

Net gain on securities and other investments		(4.3)	(2.6)	(0.05)
Gain on extinguishment of senior convertible debentures		(2.1)	(1.3)	(0.02)

Adjusted Non-GAAP income	$68.5	$74.3	$44.8	$0.90

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Six Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2010
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$210.6	$265.5	$170.9	$3.57

Adjusted to remove:

Included in operating income:

Contract termination payment, net of expenses - Output Solutions	(58.4)	(58.4)	(35.6)	(0.74)
Termination benefit expenses - Financial Services	11.4	11.4	6.9	0.14
Termination benefit expenses - Output Solutions	3.2	3.2	1.9	0.04

Included in non-operating income:

Net gain on securities and other investments		(41.5)	(25.4)	(0.53)
Dividend from a private equity investment		(8.3)	(7.3)	(0.15)
Net gain on extinguishment of senior convertible debentures		(0.1)

Adjusted Non-GAAP income	$166.8	$171.8	$111.4	$2.33

	2009
	Operating Income	Pretax Income	Net Income	Diluted EPS

Reported GAAP income	$142.9	$166.4	$121.9	$2.44

Adjusted to remove:

Included in non-operating income:

Gain on equity interest in Argus Health Systems		(41.7)	(42.6)	(0.85)
Net loss on securities and other investments		26.5	16.4	0.33
Gain on extinguishment of senior convertible debentures		(5.8)	(3.6)	(0.07)
Reduction in income tax related liabilities			(5.7)	(0.12)

Adjusted Non-GAAP income	$142.9	$145.4	$86.4	$1.73

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

Management’s Analysis of Non-GAAP Results for the three and six months ended June 30, 2010 and 2009

Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $1.23 and $0.90 during the three months ended June 30, 2010 and 2009, respectively, and $2.33 and $1.73 during the six months ended June 30, 2010 and 2009, respectively.  Management’s discussion of the

Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The increase in non-GAAP diluted earnings per share during the three months ended June 30, 2010 is primarily attributable to lower costs resulting from the Company’s ongoing cost management initiatives which included a workforce reduction, a general freeze on hiring and management salaries and other controls over operating expenses.  Consolidated operating revenues were essentially unchanged as compared to the same period in 2009.  Also contributing to the improvement in diluted earnings per share during the three months ended June 30, 2010 was a lower income tax rate and lower average diluted shares outstanding associated with share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2010 and 2009 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $126.6 million during the six months ended June 30, 2010 as compared to $179.2 million for the six months ended June 30, 2009.  Cash flows provided by operating activities during the six months ended June 30, 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  At June 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  Cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows increased by $72.4 million to $251.6 million during the six months ended June 30, 2010 compared to the same period in 2009.  On this basis, the increase in operating cash flows during 2010 is primarily attributable to decreases in working capital and higher earnings in 2010.  Operating cash flows during 2010 resulted principally from net income of $170.9 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $65.9 million and equity in earnings of unconsolidated affiliates of $18.1 million.  Contributing to the increase in net income for the six months ended June 30, 2010 was an Output Solutions contract termination payment of approximately $63.0 million received in April 2010.  Significant working capital related adjustments to net income, excluding the $125.0 million increase in accounts receivable related to the adoption of the new accounting guidance, include decreases in accounts payable and accrued liabilities of $8.8 million, partially offset by increases in income taxes payable of $32.8 million and decreases in accounts receivable of $6.1 million.  Cash and cash equivalents were $78.7 million and $47.2 million at June 30, 2010 and 2009, respectively.

Investing Activities

Cash flows used by investing activities were $79.3 million during the six months ended June 30, 2010 as compared to cash flows provided by investing activities of $37.2 million for the six months ended June 30, 2009. The increase in net investing activities during 2010 compared to 2009 is primarily attributable to higher investments in securities, higher capital expenditures and a $53.2 million increase in restricted cash and cash equivalents held to satisfy client funds obligation for transfer agency and Argus clients, partially offset by higher proceeds from the sale/maturities of investments. Investing cash flows during 2009 include $47.8 million of cash outflows for the step acquisition of Argus, offset by $135.1 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients in 2009.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended June 30,
	2010	2009
Financial Services Segment	$33.7	$19.2
Output Solutions Segment	13.5	16.6
Investments and Other Segment	7.1	3.3
	$54.3	$39.1

Investments and Other Segment capital expenditures are primarily building improvements. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $92.9 million and $52.9 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company received $112.6 million from the sale/maturities of investments compared to $43.6 million during the six months ended June 30, 2009. Included in the $112.6 million received from sale/maturities of investments during the six months ended June 30, 2010 is the sale of approximately 4.8 million shares of Computershare Ltd. for $52.4 million resulting in a gain of $28.8 million.

Financing Activities

Cash flows used in financing activities were $74.8 million during the six months ended June 30, 2010 as compared to $247.9 million for the six months ended June 30, 2009. The decrease in cash flows used in financing activities is primarily related to the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets described above, which required the Company to account for the accounts receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the six months ended June 30, 2010. Accordingly, cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities. Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities were $199.8 million during the six months ended June 30, 2010 as compared to $247.9 million for the six months ended June 30, 2009, a decrease of $48.1 million. On this basis, financing cash outflows for 2010 were repurchases of senior convertible debentures of $155.0 million, share repurchases of $108.7 million and net borrowings under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $29.2 million. Client funds obligations increased $53.2 million during the six months ended June 30, 2010 compared to a decrease of $146.1 million during the six months ended June 30, 2009. During the six months ended June 30, 2009, cash outflows from the repurchase of senior convertible debentures of $121.8 million and share repurchase activities of $4.9 million were partially offset by

$27.6 million of cash inflows from borrowings under the loan with BFDS and the syndicated line of credit facility.

Common Stock Issuances and Repurchases

The Company received proceeds of $9.8 million and $4.7 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2010 and 2009, respectively.

On May 11, 2010, DST’s Board of Directors authorized the repurchase of an additional 1.0 million shares under the existing share repurchase authorization plan, which allows for open market and private purchase of common stock through December 31, 2012. At June 30, 2010, there were approximately 1.0 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.            The Company repurchased 2.3 million shares of DST common stock for $91.1 million or approximately $40.09 per share during the six months ended June 30, 2010. The Company repurchased 110,000 shares of DST common stock for $3.1 million or approximately $28.52 per share during the six months ended June 30, 2009.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises and restricted stock vesting was $17.6 million and $1.8 million during the six months ended June 30, 2010 and 2009, respectively.

Dividend declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.                The aggregate amount of the cash dividend was $14.3 million.

Off Balance Sheet Obligations

As of June 30, 2010, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; and secured borrowings. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,218.7 million and $1,221.9 million of debt outstanding at June 30, 2010 and December 31, 2009, respectively, a decrease of $3.2 million during 2010 compared to 2009. The 2010 decrease is principally from the repurchases of the Company’s convertible senior debentures, partially offset by the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt, which increased debt by $125.0 million from December 31, 2009.

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2010	December 31, 2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	6.0	8.9
Equipment credit facilities	9.0	8.8
Real estate credit agreement	110.1	111.6
Convertible senior debentures
Series A	84.1	151.8
Series B	165.5	171.3
Series C	178.5	257.0

Revolving credit facilities	430.4	416.3
Related party promissory note	90.0	75.0
Other indebtedness	20.1	21.2
	1,218.7	1,221.9
Less current portion of debt	313.7	658.1
Long-term debt	$905.0	$563.8

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

Prior to the adoption of this new authoritative accounting guidance on January 1, 2010, the periodic transfers by the SPE of undivided interests in accounts receivable to the third-party, multi-seller, asset-backed commercial paper conduit met the requirements for sale accounting treatment and were considered an off-balance sheet arrangement. After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings. DST has continuing involvement with the transferred assets because it maintains servicing responsibilities for the accounts receivable assets included in the accounts receivable securitization program. Accounts receivable assets transferred from DST and certain of its domestic subsidiaries to its wholly-owned, bankruptcy remote special purpose subsidiary contain restrictions because they are not available to satisfy the creditors of any other person, including DST or any of its subsidiaries or affiliates.

At June 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement. During the six months ended June 30, 2010, total proceeds from the accounts receivable securitization program were approximately $415.0 million and total repayments were approximately $290.0 million which comprises the net cash inflow in the financing section of the statement of cash flows. Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

On May 20, 2010, the Company renewed the accounts receivable securitization program. In connection with the renewal, the maximum size of the program decreased from $175 million to $150 million and the expiration date for the conduit’s purchase commitment was changed to May 19, 2011.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $886.7 million and $888.3 million for the six months ended June 30, 2010 and 2009, respectively.

Equipment credit facilities

The draw period under the Company’s existing $50 million equipment credit facility expired on June 30, 2010. The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new credit facility can be used to make purchases of the vendor’s eligible equipment, software or services. Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio. No amounts were drawn under this facility at June 30, 2010.

Convertible Senior Debentures

During the three and six months ended June 30, 2010, the Company recorded a gain of $0.7 million and $0.1 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value. The Company repurchased $67.7 million in principal amount of the original Series A senior convertible debentures, $8.8 million in principal amount of the original Series B convertible debentures and $78.5 million in principal of the original Series C senior convertible debentures during the six months ended June 30, 2010. During the three and six months ended June 30, 2009, the Company recorded a gain of $2.1 million and $5.8 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company’s consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined. Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2013. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old credit facility to the new credit facility. The Company was in compliance with its debt covenants at June 30, 2010.

Related party promissory note

On June 25, 2010, the Company renewed its related party promissory note with Boston Financial Data Services, Inc. (“BFDS”). The agreement provides for unsecured revolving borrowings by the Company of up to $100 million and matures on July 1, 2013. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.

Company’s Assessment of Short-term and Long-term Liquidity

During the six months ended June 30, 2010, the Company entered into a new $600 million revolving credit agreement and renewed its $100 million revolving promissory note with a related party. Both of these revolving credit facilities mature on July 1, 2013. In addition, the Company renewed its accounts receivable securitization program, which matures on May 19, 2011, and decreased the maximum size of the program from $175 million to $150 million. The Company entered into a new $50 million equipment credit facility with a vendor that can be used for equipment, software and service purchases from the vendor during the draw period which ends on December 31, 2012. The Company also repurchased approximately $67.7 million in principal amount of the original Series A convertible senior debentures during the six months ended June 30, 2010 resulting in $84.1 million outstanding at June 30, 2010. The Series A convertible senior debentures can be “put” to the Company at par for cash for a 10-day period beginning August 15, 2010. The Company believes it has sufficient resources to fund any potential puts of the Series A convertible senior debentures. Furthermore, the Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s bank and revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.

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

At June 30, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive loss of $31.5 million for the three months ended June 30, 2010 and comprehensive income of $43.8 million for the six months ended June 30, 2010 compared to comprehensive income of $216.9 million and $241.4 million for the three and six months ended June 30, 2009, respectively. Comprehensive income includes net income of $94.0 million and $170.9 million for the three and six months ended June 30, 2010 compared to $48.7 million and $121.9 million for the three and six months ended June 30, 2009, and other comprehensive loss of $125.5 million and $127.1 million for the three and six months ended June 30, 2010 compared to other comprehensive income of $168.2 million and $119.5 million for the three and six months ended June 30, 2009. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At June 30, 2010, the Company’s available-for-sale securities had gross unrealized holding losses of $6.6 million. If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at June 30, 2010 are other than temporary.

The Company recognized $0.3 million and $0.4 million of investment impairments for the three and six months ended June 30, 2010 compared to $1.2 million and $26.8 million for the three and six months ended June 30, 2009, which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the three and six months ended June 30, 2010, the Company recorded $0.4 million and $0.8 million, respectively, of impairments on private equity and other investments as compared to the three and six months ended June 30, 2009 when the Company recorded impairments of $0.2 million and $4.2 million, respectively. The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment. A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

Multiple-Element Revenue Arrangements

In October 2009, the FASB issued new authoritative accounting guidance related to multiple element revenue arrangements. This update provides guidance on whether multiple elements (deliverables) exist, how the deliverables should be separated and how the consideration should be allocated. The new guidance established a hierarchy for determining the selling price of a deliverable. For DST, the new authoritative guidance is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. Early adoption is permitted. The Company has not determined the impact this new authoritative accounting guidance may have on the consolidated financial statements.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued a new authoritative accounting guidance related to certain revenue arrangements that include software elements. This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software. For DST, the new authoritative guidance is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. Early adoption is permitted. The Company has not determined the impact this guidance may have on the consolidated financial statements

Earnings per Share Proposed Accounting Guidance

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures. The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance. Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures. In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 8.5 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $428.1 million of the senior convertible debentures at June 30, 2010 would be converted to equity. Under this “if converted” method, diluted earnings per share would have been $1.69 and $0.84 (versus reported diluted earnings per share of $2.00 and $0.97) for the three months ended June 30, 2010 and 2009, respectively, and $3.02 and $2.05 (versus reported diluted earnings per share of $3.57 and $2.44) for the six months ended June 30, 2010 and 2009, respectively. The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation. DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk. The fair value of the Company’s available-for-sale investments as of June 30, 2010 was approximately $704.6 million. The impact of a 10% change in fair value of these investments would be approximately $43.1 million to comprehensive income. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients. The balances maintained in the bank accounts are subject to fluctuation. For the six months ended June 30, 2010, the Company and BFDS had average daily cash balances of approximately $1.5 billion maintained in such accounts, of which approximately $1.0 billion were maintained at BFDS. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.4 million of net income (loss).

At June 30, 2010, the Company had $1.2 billion of debt, of which $654.4 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with commercial paper. As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $2.6 million. The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At June 30, 2010, the Company’s international subsidiaries had approximately $181.8 million in total assets and for the three and six months ended June 30, 2010, these international subsidiaries recorded approximately $4.6 million and $8.2 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $18.2 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.8 million for the six months ended June 30, 2010.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of June 30, 2010.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2009. Except for deleting the risk factor entitled “Adverse conditions in the credit and financial markets could adversely affect our business, financial condition and results of operations”, the risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	111,501	(1)	$42.08	110,300	54,010	(2)
May 1 – May 31	64,067	(1)	$42.29		1,054,010	(2)
June 1 – June 30	40,824	(1)	$38.91	40,000	1,014,010	(2)
Total	216,392		$41.54	150,300	1,014,010

(1)          For the three months ended June 30, 2010, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 66,092 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 1,201 shares were purchased in April 2010, 64,067 shares were purchased in May 2010 and 824 shares were purchased in June 2010.

(2)          On May 11, 2010, DST’s Board of Directors authorized the repurchase of an additional 1.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

On May 11, 2010, DST’s Board of Directors approved amendments to our Amended and Restated Bylaws (the “Bylaws”) which revise, clarify and update the advance notice requirements for stockholders to nominate directors for election to the Board, or to bring other business before the stockholders.

The Bylaws became effective immediately upon the adoption of such resolutions by our Board of Directors on May 11, 2010. The foregoing summary is qualified in its entirety by reference to the full amended and restated Bylaws, a copy of which are attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2010 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 3.1.

Item 6.  Exhibits

(a)        Exhibits:

2.1

Share Purchase and Sale Agreement, dated as of June 30, 2010, among Innovative Output Solutions Limited and various sellers, including but not limited to Mark Thomas Felstead, Susan Ann Felstead, and Andrew Young, of the issued share capital of dsicmm Group Limited. Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

3.1

The Amended and Restated Bylaws of DST Systems, Inc., which are attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2010 (Commission File No. 1-14036), are hereby incorporated by reference as Exhibit 3.1.

10.1

Credit Agreement, dated as of April 16, 2010, among DST Systems, Inc., Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders party thereto which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.

10.2

The Third Amendment to the agreement listed as Exhibit 10.20.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036) (“Receivables Purchase Agreement”).

10.3

Amendment Number 4 to the Receivables Purchase Agreement dated as of May 20, 2010, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.3.

31.1	Certification of the Chief Executive Officer of Registrant
31.2	Certification of the Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 6, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)