Form 10-Q
period 2010-09-30
DST SYSTEMS INC
filed 2010-11-08
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2010:

Common Stock $0.01 par value – 46,247,069

DST Systems, Inc.

Form 10-Q

September 30, 2010

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2010

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$75.3	$106.2
Funds held on behalf of clients	289.8	208.3
Client funding receivable	61.1	103.8
Accounts receivable	301.0	167.2
Deferred income taxes	19.2	19.2
Other assets	45.3	74.2
	791.7	678.9

Investments	1,371.6	1,411.8
Properties	539.5	536.3
Goodwill	222.5	183.6
Intangible assets	51.0	43.0
Other assets	55.9	59.2
Total assets	$3,032.2	$2,912.8

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$256.4	$658.1
Client funds obligations	350.9	312.1
Accounts payable	67.0	69.9
Accrued compensation and benefits	102.5	90.8
Deferred revenues and gains	45.6	59.1
Other liabilities	86.7	91.2
	909.1	1,281.2

Long-term debt	1,005.1	563.8
Income taxes payable	55.3	57.1
Deferred income taxes	291.6	312.0
Other liabilities	79.6	64.3
Total liabilities	2,340.7	2,278.4
Commitments and contingencies (Note 9)

Equity
DST Systems, Inc stockholders’ equity
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	246.9	235.6
Retained earnings	2,960.5	2,749.6
Treasury stock (49.1 million and 46.2 million shares, respectively), at cost	(2,818.6)	(2,704.3)
Accumulated other comprehensive income	280.9	352.5
Total DST Systems, Inc. stockholders’ equity	670.7	634.4
Non-controlling interest	20.8
Total equity	691.5	634.4
Total liabilities and equity	$3,032.2	$2,912.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$419.0	$395.6	$1,294.0	$1,195.7
Out-of-pocket reimbursements	148.2	156.1	453.8	470.9

Total revenues	567.2	551.7	1,747.8	1,666.6

Costs and expenses	459.3	454.6	1,363.4	1,367.3
Depreciation and amortization	33.5	34.5	99.4	93.8

Income from operations	74.4	62.6	285.0	205.5

Interest expense	(12.1)	(8.8)	(33.7)	(28.9)
Other income, net	9.4	33.2	67.8	60.6
Equity in earnings of unconsolidated affiliates	8.9	7.8	27.0	24.0

Income before income taxes and non-controlling interest	80.6	94.8	346.1	261.2
Income taxes	26.4	33.9	121.0	78.4

Net income	54.2	60.9	225.1	182.8
Non-controlling interest	0.1		0.1

Net income attributable to DST Systems, Inc.	$54.3	$60.9	$225.2	$182.8

Average common shares outstanding	46.6	49.7	47.2	49.7
Average diluted shares outstanding	46.9	50.2	47.5	50.0

Basic earnings per share	$1.17	$1.22	$4.77	$3.68
Diluted earnings per share	$1.16	$1.21	$4.74	$3.65
Cash dividends per share of common stock	$	$	$0.30	$

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows — operating activities:
Net income	$225.1	$182.8
Depreciation and amortization	99.4	93.8
Net (gains) losses on investments	(41.4)	4.8
Net (gain) loss on the extinguishment of senior convertible debentures	1.0	(5.9)
Gain on equity interest in Argus Health Systems, Inc.		(41.7)
Amortization of share based compensation	15.0	21.2
Equity in earnings of unconsolidated affiliates	(27.0)	(24.0)
Dividends from unconsolidated affiliates	2.5	29.3
Deferred income taxes	16.1	25.7
Changes in accounts receivable	(117.1)	56.7
Proceeds from accounts receivable securitization program, net		10.0
Changes in accounts payable and accrued liabilities	10.4	(25.8)
Changes in income taxes payable	16.3	(41.0)
Other, net	11.4	3.1
Total adjustments to net income	(13.4)	106.2
Net	211.7	289.0
Cash flows — investing activities:
Capital expenditures	(74.8)	(70.2)
Proceeds from unconsolidated affiliates	10.5	1.0
Investments in securities	(169.1)	(72.3)
Proceeds from sales/maturities of investments	149.5	102.1
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(81.5)	132.7
Acquisition of businesses, net of cash acquired	(6.3)
Acquisition of interest in Argus Health Systems, Inc., net of cash acquired		(47.8)
Other, net	0.5	0.3
Net	(171.2)	45.8
Cash flows — financing activities:
Proceeds from issuance of common stock	10.6	7.1
Principal payments on debt	(27.8)	(11.2)
Repurchases of senior convertible debentures	(443.6)	(131.3)
Net proceeds from issuance of senior notes	370.0
Net proceeds from accounts receivable securitization program	125.0
Net increase (decrease) in client funds obligations	81.5	(144.2)
Net borrowings on revolving credit facilities	(35.0)	(30.1)
Payment of debt issuance costs	(8.2)
Common stock repurchased	(129.9)	(7.6)
Payment of cash dividends	(14.3)
Excess tax benefits from share based compensation	0.3
Net	(71.4)	(317.3)
Net (decrease) increase in cash and cash equivalents	(30.9)	17.5
Cash and cash equivalents, beginning of period	106.2	78.7
Cash and cash equivalents, end of period	$75.3	$96.2

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

2.  Business Combination

dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited (“IOS”), acquired dsicmm Group Limited (“dsicmm”) for cash and the issuance of IOS stock.  Prior to closing the transaction, IOS held DST’s debt-free U.K. print/mail operations.  After completion of the transaction, DST will own approximately 70.5% of IOS and the remaining 29.5% will be owned by a group of the former stockholders of dsicmm.  DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest.

dsicmm provides integrated print and communication solutions in the U.K.  dsicmm has approximately 1,200 employees and recorded operating revenues post acquisition of approximately $22.0 million and a loss from operations of $2.9 million during the two months ended September 30, 2010.  DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

The Company has not yet finalized its accounting for the acquired assets of dsicmm; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted.  DST has preliminarily recognized identifiable intangible assets (comprised of customer relationships of $11.0 million and proprietary software of $7.9 million) and goodwill of $34.6 million, resulting from the acquisition.  DST estimates annual amortization for acquired dsicmm intangible assets will be approximately $3.3 million.  Goodwill of $34.6 million from the acquisition is comprised of the assembled workforce of dsicmm and other assets and is included in the Output Solutions Segment.  None of the goodwill is expected to be deductible for income tax purposes.

Assuming the acquisition of dsicmm Group Limited had occurred January 1, 2009, the Company’s total revenues would have been approximately $1,837.6 million and $1,772.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Consolidated proforma net income and diluted earnings per share would not have been materially different from the reported amounts for the nine months ended September 30, 2010 and 2009.  The unaudited proforma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2009.

The following table summarizes the consideration for dsicmm and the preliminary allocation of the fair value of dsicmm to the fair values of assets acquired and liabilities assumed at July 30, 2010 (in millions).

Consideration
Cash paid	$4.6
Fair value of shares issued of Innovative Output Solutions Limited (non monetary)	21.2
Fair value of dsicmm Group Limited	$25.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$25.7
Other current assets	7.3
Investments	0.4
Properties (includes $7.9 million of proprietary software)	39.0
Intangible assets	11.0
Goodwill	34.6
Total assets	118.0

Other current liabilities	26.7
Income tax liabilities	1.8
Long-term debt	51.4
Deferred income tax liabilities	7.2
Non-current liabilities	5.1
Total liabilities	92.2

Net assets acquired	$25.8

As a result of the acquisition of dsicmm, the Company’s IOS subsidiary has a non-controlling investor as follows:

Non-controlling interest at December 31, 2009	$

Exchange of non-controlling interest in IOS for a controlling interest in dsicmm	20.9

Net loss attributable to non-controlling interest during 2010	(0.1)

Non-controlling interest at September 30, 2010		$20.8

3.  Investments

Investments are as follows (in millions):

	2010	Carrying Value
	Ownership Percentage	September 30, 2010	December 31, 2009
Available-for-sale securities:
State Street Corporation	2%	$398.5	$460.7
Computershare Ltd.	3%	165.0	228.8
Euronet Worldwide	4%	33.9	41.4
Other available-for-sale securities		208.9	162.4
		806.3	893.3
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	166.2	154.5
International Financial Data Services, U.K.	50%	73.1	65.1
International Financial Data Services, L.P.	50%	44.0	38.5
Unconsolidated real estate affiliates		72.3	88.0
Other unconsolidated affiliates		13.0	13.4
		368.6	359.5
Other:
Trading securities		49.5	48.8
Held-to-maturity		9.5	6.9
Investments, at cost		137.7	103.3
		196.7	159.0
Total investments		$1,371.6	$1,411.8

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30, 2010	December 31, 2009

Book cost basis	$341.6	$319.4
Gross unrealized gains	446.9	557.8
Gross unrealized losses	(3.0)	(0.9)
Unrealized gain from changes in foreign currency exchange rates	20.8	17.0
Market value	$806.3	$893.3

During the nine months ended September 30, 2010 and 2009, the Company received $146.8 million and $95.2 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $2.4 million and $22.8 million and gross realized losses of $1.2 million and $0.3 million, respectively, were recorded during the three months ended September 30, 2010 and 2009 from available-for-sale securities.  Gross realized gains of $44.1 million and $28.3 million and gross realized losses of $2.3 million and $2.4 million, respectively, were recorded during the nine months ended September 30, 2010 and 2009 from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.3 million and $0.7 million for the three and nine months ended September 30, 2010 compared to $26.8 million for the nine months ended September 30, 2009, related to other than temporary investment impairments.  There were no investment impairments on available-for-sale securities for the three months ended September 30, 2009.  Included in the proceeds received from the sale of investments in available-for-sale securities for the nine months ended September 30, 2010 is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare Ltd., which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at September 30, 2010 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$31.8	$3.0	$	$	$31.8	$3.0

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  There were no impairments on private equity and other investments for the three months ended September 30, 2010.  During the nine months ended September 30, 2010, the Company recorded $0.8 million of impairments on private equity and other investments compared to the three and nine months ended September 30, 2009 when the Company recorded impairments of $0.2 million and $4.4 million.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

BFDS	$4.0	$2.2	$11.7	$9.0
IFDS, U.K.	3.1	2.0	9.6	5.8
IFDS, L.P.	1.5	2.1	5.5	4.7
Argus				(1.5)
Other	0.3	1.5	0.2	6.0
	$8.9	$7.8	$27.0	$24.0

DST acquired the remaining 50% equity interest in Argus Health Systems, Inc. (“Argus”) on March 31, 2009 and no longer records equity in earnings of Argus, but rather consolidates the Argus results in DST’s financial statements.

The Company is a limited partner in various private equity funds.  At September 30, 2010 and December 31, 2009, the Company’s carrying value of these private equity fund investments was approximately $131.2 million and $94.4 million, respectively.  At September 30, 2010, the Company had future capital commitments related to these private equity fund investments of approximately $104.4 million.

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

As of September 30, 2010 and December 31, 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Included in funds held on behalf of clients at September 30, 2010 and December 31, 2009 are approximately $22.3 million and $11.1 million, respectively, of available-for-sale fixed income securities held to satisfy client funds obligations.  In addition, the Company has interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly.  Accordingly, these investments have been classified as Level 2 in the table below.

The following table presents assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Equity securities	$819.6	$819.6	$	$

Fixed income securities	58.5		58.5

Interest rate swap liabilities	(6.4)		(6.4)

Total	$871.7	$819.6	$52.1	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Equity securities	$937.7	$937.7	$	$

Fixed income securities	15.5		15.5

Interest rate swap liability	(1.9)		(1.9)

Total	$951.3	$937.7	$13.6	$

At September 30, 2010 and December 31, 2009, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $67.5 million and $35.6 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

5.  Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by Segment (in millions):

	December 31, 2009	Acquisitions	Disposals	Other	September 30, 2010

Financial Services	$174.9	$	$	$3.1	$178.0
Output Solutions	8.7	35.8			44.5

Total	$183.6	$35.8	$	$3.1	$222.5

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$63.4	$15.1	$51.2	$11.6
Other	6.0	3.3	6.0	2.6

Total	$69.4	$18.4	$57.2	$14.2

As described in Note 2, the acquisition of dsicmm on July 30, 2010 resulted in $34.6 million of goodwill and $11.0 million in customer relationship intangible assets.  These items are not deductible for income tax purposes.

Amortization of intangible assets for the three and nine months ended September 30, 2010 was approximately $1.7 million and $4.2 million compared to $1.2 million and $3.2 million for the three and nine months ended September 30, 2009.  Annual amortization for intangible assets recorded as of September 30, 2010 is estimated to be $1.4 million for the remainder of 2010, $5.5 million for 2011, $5.2 million for 2012, $4.6 million for 2013, $4.5 million for 2014 and $29.8 million thereafter.

6.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2010	December 31, 2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	4.4	8.9
Equipment credit facilities	7.6	8.8
Real estate credit agreement	109.3	111.6
Convertible senior debentures
Series A		151.8
Series B		171.3
Series C	143.6	257.0

Revolving credit facilities	356.2	416.3
Senior notes	370.0
Related party promissory note	100.0	75.0
Other indebtedness	45.4	21.2
	1,261.5	1,221.9
Less current portion of debt	256.4	658.1
Long-term debt	$1,005.1	$563.8

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

At September 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement.  During the nine months ended September 30, 2010, total proceeds from the accounts receivable securitization program were approximately $625.0 million and total repayments were approximately $500.0 million which comprises the net cash inflow in the financing section of the statement of cash flows.  Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

On May 20, 2010, the Company renewed the accounts receivable securitization program.  In connection with the renewal, the maximum size of the program decreased from $175 million to $150 million and the expiration date for the conduit’s purchase commitment was changed to May 19, 2011.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,319.3 million and $1,306.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Equipment credit facilities

The draw period under the Company’s existing $50 million equipment credit facility expired on June 30, 2010.  The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor.  Proceeds from loans made under the new credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015.  Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  No amounts were drawn under this facility at September 30, 2010.

Convertible senior debentures

During the three and nine months ended September 30, 2010, the Company recorded a loss of $1.1 million and $1.0 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a premium to carrying value.  The Company repurchased $67.7 million of the original Series A senior convertible debentures, $8.8 million of the Series B convertible debentures and $113.4 million in principal of the original Series C senior convertible debentures during the nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.1 million and $5.9 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

In August 2010, the Company had $9.9 million Series A senior convertible debentures that were put to the Company by debenture holders and redeemed.  In September 2010, the entire remaining balance of Series A ($74.2 million) and Series B ($168.5 million, which includes $6.0 million of accreted interest) senior convertible debentures were redeemed, which fully retired these series of debentures.  At September 30, 2010, the Company had approximately $143.6 million Series C senior convertible debentures outstanding.  Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures.

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

Senior notes

On August 9, 2010, the Company issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the “Senior Notes”).  The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes due August 9, 2015, $105 million of 4.86% Series B Senior Notes due August 9, 2017, $65 million of 5.06% Series C Senior Notes due August 9, 2018 and $160 million of 5.42% Series D Senior Notes due August 9, 2020.

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the “Agreement”).  Interest on the Senior Notes is payable semiannually on February 9 and August 9 of each year, commencing February 9, 2011.  The Company may prepay the Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a “make-whole” prepayment premium.  The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any “Change in Control”, as defined in the Agreement.

Pursuant to the Agreement, any subsidiary of the Company that is required to become a party to or otherwise guarantee the syndicated line of credit facility or other indebtedness in excess of $100.0 million, will be required to guarantee the Company’s obligations under the Senior Notes.  The Agreement contains customary restrictive covenants, as well as certain customary events of default, including cross-default provisions.  Among other provisions, the Agreement limits the ability of the Company to incur or create liens, sell assets, issue priority indebtedness and change lines of business.  The agreement also requires certain leverage and interest coverage ratios to be maintained.

Related party promissory note

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013.  Prior to this amendment, the maximum borrowings under this promissory note was $100.0 million.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.

Other indebtedness

Other indebtedness is primarily comprised of debt obligations that the Company assumed in connection with a business acquisition in 2006 and from the acquisition of dsicmm.  The Company assumed aggregate indebtedness of $51.4 million upon the acquisition of dsicmm.  At September 30, 2010, the amount outstanding for debt obligations related to the 2006 business acquisition and the dsicmm acquisition was $19.5 million and $25.9 million, respectively.

Future principal payments of indebtedness at September 30, 2010 are as follows (in millions):

2011	$256.4
2012	15.1
2013	364.3
2014	247.3
2015	43.9
Thereafter	334.5
Total	$1,261.5

7.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 32.7% and 35.0% for the three and nine months ended September 30, 2010 compared to 35.8% and 30.0% for the three and nine months ended September 30, 2009.  The Company’s tax rate for the three months ended September 30, 2010 was different from the statutory federal income tax rate of 35% primarily because of the release of approximately $2.3 million of valuation allowances against certain international deferred tax assets, which resulted from the acquisition of dsicmm.  During the nine months ended September 30, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

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

8.  DST Systems, Inc. Stockholders’ Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to DST Systems, Inc.	$54.3	$60.9	$225.2	$182.8

Average common shares outstanding	46.6	49.7	47.2	49.7

Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.3	0.5	0.3	0.3

Average diluted shares outstanding	46.9	50.2	47.5	50.0

Basic earnings per share	$1.17	$1.22	$4.77	$3.68
Diluted earnings per share	$1.16	$1.21	$4.74	$3.65

The Company had approximately 46.2 million and 49.7 million shares outstanding at September 30, 2010 and 2009, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 3.8 million and 4.0 million for the three and nine months ended September 30, 2010 compared to 2.7 million and 3.3 million for the three and nine months ended September 30, 2009.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At September 30, 2010, outstanding Series C debentures were convertible into 2.9 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  There was no additional dilution for the three and nine months ended September 30, 2010 and 2009 because the Company’s average share price was less than the average accreted price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the nine months ended September 30, 2010, the Company issued approximately 0.2 million common stock options, 0.4 million restricted stock units (“RSU’s”) and exchanged 0.1 million of previously awarded restricted stock shares for the same amount of RSU’s.  The 0.4 million RSU grants contain performance features and are expected to vest over a three to five year period.  Approximately 0.7 million previously issued restricted stock shares vested in January 2010 and in connection with the vesting of those shares, the Company retained approximately 0.3 million vested shares in settlement of employee tax-withholding obligations.  At September 30, 2010, the Company had outstanding 0.5 million unvested RSU’s, 0.2 million unvested restricted shares and 5.7 million stock options (of which 1.3 million are not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the 0.4 million RSU’s granted during the nine months ended September 30, 2010 was approximately $16.5 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods assuming full achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s are able to participate in cash dividends, if any, (paid in the form of additional RSU’s, subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, prior to vesting.

At September 30, 2010, the Company had $24.7 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $5.3 million for the remainder of 2010, $12.5 million for 2011, $6.2 million for 2012 and $0.7 million for 2013, based on awards currently outstanding.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$54.2	$60.9	$225.1	$182.8
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	63.0	153.9	(72.2)	284.7
Proportional share of unconsolidated affiliate interest rate swap	0.3	0.5	2.7	1.3
Unrealized gain (loss) on interest rate swaps	(1.3)	(2.1)	(4.5)	(1.7)
Less reclassification adjustments for net (gains) losses included in net income	(0.9)	(22.4)	(41.1)	1.3
Foreign currency translation adjustments	23.8	12.1	0.1	43.6
Deferred income taxes	(29.4)	(55.0)	43.4	(122.7)
Other comprehensive income (loss):	55.5	87.0	(71.6)	206.5
Comprehensive income (loss)	$109.7	$147.9	$153.5	$389.3

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $67.5 million and $35.6 million at September 30, 2010 and December 31, 2009, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $33.7 million and $17.8 million at September 30, 2010 and December 31, 2009, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate.  At September 30, 2010 and December 31, 2009, the Company’s proportionate share of this liability (in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate) was $2.3 million and $5.0 million, respectively.

Stock repurchases

On May 11, 2010, DST’s Board of Directors authorized the repurchase of an additional 1.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  At September 30, 2010, there were approximately 0.5 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The Company repurchased 0.5 million shares of DST common stock for $21.2 million or approximately $41.17 per share during the three months ended September 30, 2010.  The Company repurchased 2.8 million shares of DST common stock for $112.3 million or approximately $40.28 per share during the nine months ended September 30, 2010.

Dividends declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.   The aggregate amount of the cash dividend was $14.3 million.

On October 6, 2010, DST declared a cash dividend of $0.30 per share and paid the dividend on November 5, 2010 to shareholders of record as of the close of business on October 21, 2010.  The aggregate amount of this cash dividend was approximately $13.9 million.

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

The Company has letters of credit of $8.0 million and $8.3 million outstanding at September 30, 2010 and December 31, 2009, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at September 30, 2010 and December 31, 2009 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 33% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At September 30, 2010 and December 31, 2009, total borrowings on the loan were $30.6 million and $31.1 million, respectively, and the Company’s guarantee totaled $1.0 million for both September 30, 2010 and December 31, 2009.

In April 2010, the Company entered into an agreement to guarantee 29% of the outstanding principal amount related to a mortgage loan to a 50% owned real estate joint venture.  The loan matures on April 2015.   At September 30, 2010 total borrowings on the loan were $13.5 million and the Company’s guarantee was approximately $3.9 million.

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

At September 30, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

10.  Restructuring Charge

On January 29, 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $19.5 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $2.8 million and $17.4 million of termination benefit expense associated with this plan during the three and nine months ended September 30, 2010 and expects approximately $2.1 million of related expenses for the remainder of 2010.  These termination benefit expenses have been included in Costs and expenses in the Condensed Consolidated Statement of Income.  The Company is approximately 90% complete with the workforce reduction plan as of September 30, 2010.

The following table (in millions) presents termination benefit expenses at September 30, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid or Settled	Estimated Remaining Settlement
	Plan Estimate, as Revised	Nine Months Ended September 30, 2010	Three Months Ended December 31, 2010

Financial Services	$13.5	$(12.1)	$1.4
Output Solutions	6.0	(5.3)	0.7
	$19.5	$(17.4)	$2.1

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

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued new authoritative accounting guidance related to certain revenue arrangements that include software elements.  This new guidance changes the accounting model for revenue arrangements that include both tangible products and software elements and also provides guidance on how consideration should be allocated in an arrangement that includes both tangible products and software.  For DST, the new authoritative guidance is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  Early adoption is permitted.  The Company has not determined the impact this guidance may have on the consolidated financial statements.

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 2.9 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $143.6 million of the senior convertible debentures at September 30, 2010 would be converted to equity.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2010	December 31, 2009

Financial Services	$1,506.3	$1,477.8
Output Solutions	452.0	253.4
Investments and Other	1,159.3	1,267.0
Elimination Adjustments	(85.4)	(85.4)
	$3,032.2	$2,912.8

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$287.3	$128.7	$3.0	$	$419.0
Intersegment operating revenues	3.1	2.0	11.6	(16.7)
Out-of-pocket reimbursements	11.5	138.0	0.1	(1.4)	148.2
Total revenues	301.9	268.7	14.7	(18.1)	567.2

Costs and expenses	209.6	255.5	9.7	(15.5)	459.3
Depreciation and amortization	19.5	12.2	2.5	(0.7)	33.5

Income (loss) from operations	72.8	1.0	2.5	(1.9)	74.4
Other income (loss), net	0.7		8.7		9.4
Equity in earnings of unconsolidated affiliates	8.8		0.1		8.9

Earnings (loss) before interest, income taxes and non-controlling interest	$82.3	$1.0	$11.3	$(1.9)	$92.7

	Three Months Ended September 30, 2009
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$273.9	$118.7	$3.0	$	$395.6
Intersegment operating revenues	2.4	1.6	12.1	(16.1)
Out-of-pocket reimbursements	11.6	145.5	0.1	(1.1)	156.1
Total revenues	287.9	265.8	15.2	(17.2)	551.7

Costs and expenses	211.4	248.1	9.7	(14.6)	454.6
Depreciation and amortization	20.9	10.7	3.6	(0.7)	34.5

Income (loss) from operations	55.6	7.0	1.9	(1.9)	62.6
Other income, net		0.2	32.9	0.1	33.2
Equity in earnings of unconsolidated affiliates	7.8				7.8

Earnings (loss) before interest, income taxes and non-controlling interest	$63.4	$7.2	$34.8	$(1.8)	$103.6

Earnings before interest and income taxes in the segment reporting information above less interest expense of $12.1 million and $8.8 million for the three months ended September 30, 2010 and 2009, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Nine Months Ended Septmber 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$855.7	$428.9	$9.4	$	$1,294.0
Intersegment operating revenues	8.3	5.9	34.6	(48.8)
Out-of-pocket reimbursements	35.2	422.7	0.3	(4.4)	453.8
Total revenues	899.2	857.5	44.3	(53.2)	1,747.8

Costs and expenses	637.9	742.7	28.2	(45.4)	1,363.4
Depreciation and amortization	58.7	35.2	7.5	(2.0)	99.4

Income (loss) from operations	202.6	79.6	8.6	(5.8)	285.0
Other income (loss), net	8.1	0.1	59.6		67.8
Equity in earnings of unconsolidated affiliates	26.5		0.5		27.0

Earnings (loss) before interest, income taxes and non-controlling interest	$237.2	$79.7	$68.7	$(5.8)	$379.8

	Nine Months Ended September 30, 2009
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$825.0	$361.6	$9.1	$	$1,195.7
Intersegment operating revenues	6.7	3.2	35.9	(45.8)
Out-of-pocket reimbursements	41.6	431.5	0.4	(2.6)	470.9
Total revenues	873.3	796.3	45.4	(48.4)	1,666.6

Costs and expenses	632.3	746.6	29.0	(40.6)	1,367.3
Depreciation and amortization	57.5	29.6	8.7	(2.0)	93.8

Income (loss) from operations	183.5	20.1	7.7	(5.8)	205.5
Other income, net	41.6	0.4	18.6		60.6
Equity in earnings of unconsolidated affiliates	24.3		(0.3)		24.0

Earnings (loss) before interest, income taxes and non-controlling interest	$249.4	$20.5	$26.0	$(5.8)	$290.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $33.7 million and $28.9 million for the nine months ended September 30, 2010 and 2009, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

A summary of each of the Company’s Segments follows:

Financial Services

The Company’s Financial Services Segment provides sophisticated information processing and computer software services and products using proprietary software systems primarily to mutual funds, investment managers, insurance companies, healthcare providers, banks, brokers, financial planners, healthcare payers, real estate partnerships, third party administrators and medical practice groups. The Company’s proprietary software systems include mutual fund shareowner, subaccount and unit trust recordkeeping systems for U.S. and international mutual fund companies; a defined contribution participant recordkeeping system for the U.S. retirement plan market; platforms for distribution support solutions and services offered to financial advisors and broker/dealers; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to mutual funds, insurance companies, brokerage firms, banks, healthcare payers, healthcare providers, cable television operators and mortgage servicing organizations; healthcare claims administration processing systems and services offered to providers of healthcare plans, third party administrators and medical practice groups; pharmacy claims processing systems offered to healthcare plans, insurance companies, third party administrators and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

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

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited (“IOS”), acquired dsicmm Group Limited (“dsicmm”), a provider of print/mail services in the U.K., for cash and the issuance of IOS stock.  After completion of the transaction, DST will own approximately 70.5% of IOS and the remaining 29.5% will be owned by a group of the former stockholders of dsicmm.  DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest.

The Output Solutions Segment conducts its operations from four operating facilities located throughout North America and six operating facilities located throughout the U.K.  DST Output is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S.  IOS is among the largest direct communications manufacturers in the U.K.

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

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $731.5 million at September 30, 2010, including approximately 10.6 million shares of State Street Corporation (“State Street”), 17.5 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $398.5 million, $165.0 million and $33.9 million, respectively, based on closing exchange values at September 30, 2010.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Operating revenues
Financial Services	$290.4	$276.3	$864.0	$831.7
Output Solutions	130.7	120.3	434.8	364.8
Investments and Other	14.6	15.1	44.0	45.0
Elimination Adjustments	(16.7)	(16.1)	(48.8)	(45.8)
	419.0	395.6	1,294.0	1,195.7
% change from prior year period	5.9%		8.2%

Out-of-pocket reimbursements
Financial Services	11.5	11.6	35.2	41.6
Output Solutions	138.0	145.5	422.7	431.5
Investments and Other	0.1	0.1	0.3	0.4
Elimination Adjustments	(1.4)	(1.1)	(4.4)	(2.6)
	148.2	156.1	453.8	470.9
% change from prior year period	(5.1)%		(3.6)%

Total revenues	$567.2	$551.7	$1,747.8	$1,666.6
% change from prior year period	2.8%		4.9%

Income from operations
Financial Services	$72.8	$55.6	$202.6	$183.5
Output Solutions	1.0	7.0	79.6	20.1
Investments and Other	2.5	1.9	8.6	7.7
Elimination Adjustments	(1.9)	(1.9)	(5.8)	(5.8)
	74.4	62.6	285.0	205.5

Interest expense	(12.1)	(8.8)	(33.7)	(28.9)
Other income, net	9.4	33.2	67.8	60.6
Equity in earnings of unconsolidated affiliates	8.9	7.8	27.0	24.0
Income before income taxes and non-controlling interest	80.6	94.8	346.1	261.2
Income taxes	26.4	33.9	121.0	78.4
Net income	54.2	60.9	225.1	182.8
Noncontrolling interest	0.1		0.1
Net income attibutable to DST Systems, Inc.	$54.3	$60.9	$225.2	$182.8

Basic earnings per share	$1.17	$1.22	$4.77	$3.68
Diluted earnings per share	$1.16	$1.21	$4.74	$3.65
Non-GAAP diluted earnings per share	$1.03	$0.94	$3.36	$2.67
Cash dividends per share of common stock	$	$	$0.30	$

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2010 were $567.2 million and $1,747.8 million, an increase of $15.5 million or 2.8% and $81.2 million or 4.9% compared to the three and nine months ended September 30, 2009.  Consolidated operating revenues for the three and nine months ended September 30, 2010 increased $23.4 million or 5.9% and $98.3 million or 8.2% compared to the same periods in 2009.  The increases in consolidated operating revenues are attributable to increases of $14.1 million and $32.3 million in the Financial Services Segment for the three and nine months ended September 30, 2010 and increases of $10.4 million and $70.0 million in the Output Solutions Segment for the three and nine months ended September 30, 2010, both as compared to the same periods in 2009.  In the third quarter 2010, the Company received a contract termination payment for a subaccounting client of $10.4 million ($9.1 million in the Financial Services Segment and $1.3 million in the Output Solutions Segment).  In addition, the Company acquired dsicmm Group Limited (“dsicmm”), a provider of print/mail services in the U.K., on July 30, 2010, which contributed $22.0 million of operating revenues to the Output Solutions Segment during third quarter 2010.  Excluding dsicmm operating revenues and the contract termination payment received in third quarter 2010, consolidated operating revenue decreased $9.0 million or 2.3%, compared to the same period in 2009.  On this basis, Financial Services operating revenues increased $5.0 million or 1.8% during third quarter 2010 as compared to the same period in 2009, and Output Solutions operating revenues decreased $12.9 million or 10.7%, principally from the termination of an Output Solutions client processing agreement on April 30, 2010.  As previously announced, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing, which resulted in a contract termination payment to the Company of approximately $63.0 million.

As mentioned above, consolidated operating revenues increased $98.3 million during the nine months ended September 30, 2010, mostly comprised of $32.3 million in Financial Services and $70.0 million in Output Solutions.  Excluding contract termination payments of $9.1 million in Financial Services and $64.3 million in Output Solutions mentioned above, Output Solutions operating revenues resulting from the acquisition of dsicmm of $22.0 million and net incremental Financial Services operating revenues resulting from the acquisition and consolidation of Argus Health Systems (“Argus”) on March 31, 2009 of $26.0 million, consolidated operating revenues for the nine months ended September 30, 2010 decreased $23.1 million or 1.9%, compared to the same period in 2009.  On this basis, Financial Services Segment operating revenues decreased $2.8 million or 0.3% and Output Solutions decreased $16.3 million or 4.5% during the nine months ended September 30, 2010 as compared to 2009.  On this basis, the decrease in Financial Services operating revenues is attributable to lower DST Health Solutions revenues, partially offset by higher Global Solutions and Argus revenues.  This operating revenue decrease was partially offset by changes in foreign currency exchange rates which increased operating revenues by approximately $9.2 million.  On this basis, the Output Solutions decrease is mostly due to the loss of revenues from a terminated telecommunications client, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed.

Consolidated OOP reimbursements during the three and nine months ended September 30, 2010 decreased $7.9 million or 5.1% and $17.1 million or 3.6% compared to the same periods in 2009.  OOP reimbursements for Output Solutions decreased $7.5 million or 5.2% during the three months ended September 30, 2010 and $8.8 million or 2.0% during the nine months ended September 30, 2010, both compared to the same periods in 2009, primarily due to a contract termination mentioned above and lower processing volumes.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2010 increased $11.8 million or 18.8% and $79.5 million or 38.7% compared to the three and nine months ended September 30, 2009.  Absent the subaccounting contract termination payment received in third quarter 2010 ($9.1 million in Financial Services and $1.3 million in Output Solutions), expenses associated with the client contract termination of $1.6 million in Financial Services and termination benefit costs of $2.8 million ($0.7 million in Financial Services and $2.1 million in Output Solutions) related to a reduction in workforce, income from operations increased $5.8 million or 9.3% during the three months ended September 30, 2010 compared to the same period in 2009.  On this basis, Financial Services income from operations increased $10.4 million or 18.7% to $66.0 million during third quarter 2010 quarter from higher revenues and lower operating expenses.  Output Solutions income from operations, before considering a dsicmm loss from operations of $2.9 million, decreased $2.3 million or 32.9% to $4.7 million during the quarter from reduced operating revenues.

Absent the contract termination payments and related expense during the three months ended September 30, 2010 mentioned above, the $63.0 million Output Solutions contract termination payment received in April 2010, expenses associated with the Output Solutions client contract termination (including asset impairment charges of $3.1 million and termination benefit costs of $1.5 million) and termination benefit costs of $17.4 million related to a previously announced reduction in workforce ($12.1 million in Financial Services and $5.3 million in Output Solutions), income from operations increased $29.7 million or 14.5% during the nine months ended September 30, 2010 as compared to the same period in 2009.  On this basis, Financial Services income from operations increased $23.7 million or 12.9% to $207.2 million during the nine months ended September 30, 2010 from higher revenues and lower operating expenses.  Output Solutions income from operations increased $5.1 million or 25.4% to $25.2 million during the nine months ended September 30, 2010 from lower operating expenses, partially offset by a $2.9 million operating loss from dsicmm in third quarter 2010.

Restructuring Charge - Reduction in Workforce

In first quarter 2010, DST began implementing a plan to reduce its workforce by approximately 7% in 2010.  This plan was necessitated by the extended economic downturn which has negatively impacted the financial services industry.  The reduction in workforce is part of the Company’s ongoing cost management initiatives which have included a general freeze on hiring and management salaries, and other controls over operating expenses.  As a result of this workforce reduction, the Company anticipates a $19.5 million pre-tax charge in 2010 for the payment of related termination benefits.  The Company incurred $2.8 million and $17.4 million of termination benefit expense during the three and nine months ended September 30, 2010 and expects approximately $2.1 million of related expenses for the remainder of 2010.  These termination benefit expenses have been in included in Costs and expenses in the Condensed Consolidated Statement of Income.  The Company is approximately 90% complete with the workforce reduction plan as of September 30, 2010.

The following table (in millions) presents termination benefit expenses at September 30, 2010 and summarizes the remainder of 2010 restructuring activities described above.

		Costs Paid or Settled	Estimated Remaining Settlement
	Plan Estimate, as Revised	Nine Months Ended September 30, 2010	Three Months Ended December 31, 2010

Financial Services	$13.5	$(12.1)	$1.4
Output Solutions	6.0	(5.3)	0.7
	$19.5	$(17.4)	$2.1

Interest expense

Interest expense for the three and nine months ended September 30, 2010 was $12.1 million and $33.7 million, an increase of $3.3 million or 37.5% and $4.8 million or 16.6% compared to the same periods in 2009.  Interest expense increased for the three and nine months ended September 30, 2010 primarily from higher weighted average interest rates on the Company’s syndicated revolving credit facility which was renewed on April 16, 2010 and the privately placed senior notes issued in August 2010, and from recording accounts receivable securitization program costs as interest expense beginning January 1, 2010, partially offset by lower average debt balances during the nine months ended September 30, 2010.

As previously announced, on August 9, 2010, the Company issued $370.0 million of privately placed senior notes.  The senior notes are comprised of $40.0 million of 4.19% Series A Senior Notes due August 9, 2015,

$105.0 million of 4.86% Series B Senior Notes due August 9, 2017, $65.0 million of 5.06% Series C Senior Notes due August 9, 2018 and $160.0 million of 5.42% Series D Senior Notes due August 9, 2020.  On September 9, 2010 the Company redeemed $84.1 million of the Series A debentures and $168.5 million of the Series B debentures, which fully retired these series of debentures.  In addition to the Series A and B redemption, the Company repurchased $35.0 million of aggregate principal of the Series C convertible debentures for $36.1 million, resulting in a pretax loss of approximately $1.1 million (included in other income) in third quarter 2010.  At September 30, 2010, the Company had approximately $143.6 million of Series C convertible debentures outstanding.  Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C debentures.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gain on equity interest in Argus Health Systems	$	$	$	$41.7
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.3)		(0.7)	(26.8)
Net gains (losses) on private equity funds and other investments	1.3	(0.2)	2.6	(3.3)
Net realized gains from sale of available-for-sale securities	1.2	22.5	41.8	25.9
Net gain (loss) on extinguishment of senior convertible debentures	(1.1)	0.1	(1.0)	5.9
Dividend income	4.0	4.1	17.0	8.8
Interest income	1.3	1.5	4.3	4.2
Miscellaneous items	3.0	5.2	3.8	4.2
Other income, net	$9.4	$33.2	$67.8	$60.6

Other income, net was $9.4 million and $67.8 million during the three and nine months ended September 30, 2010 compared to $33.2 million and $60.6 million during the three and nine months ended September 30, 2009.

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

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $0.3 million and $0.7 million of investment impairments for the three and nine months ended September 30, 2010 compared to $26.8 million for the nine months ended September 30, 2009, which were other than temporary.  There were no investment impairments on available-for-sale securities for the three months ended September 30, 2009.  The decrease in impairments compared to the same periods in 2009 is from improved financial market conditions.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

Net realized gains from the sale of available-for-sale securities were $1.2 million and $41.8 million during the three and nine months ended September 30, 2010, respectively, compared to $22.5 million and $25.9 million during the three and nine months ended September 30, 2009, respectively.  Included in the $41.8 million of gains from the sale of available-for-sale securities for the nine months ended September 30, 2010 is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.  Included in the $25.9 million of gains from the sale of available-for-sale securities for the nine months ended September 30, 2009 is a $17.6 million gain from the sale of approximately 4.6 million shares of Computershare Ltd.

During the three and nine months ended September 30, 2010, the Company recorded a net loss of $1.1 million and $1.0 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a premium to carrying value.  During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.1 million and $5.9 million, respectively, associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

The Company receives dividend income from certain investments held.  Dividend income was $4.0 million and $17.0 million during the three and nine months ended September 30, 2010, respectively, a decrease of $0.1 million and an increase of $8.2 million compared to the same periods in 2009.  Dividend income increased $8.2 million during the nine months ended September 30, 2010 compared to the same period in 2009 primarily from the receipt of an $8.3 million dividend from a private equity investment during first quarter 2010.  The sale of approximately 12.1 million shares of Computershare Ltd. since July 1, 2009 is expected to have a negative impact on the Company’s future dividend income.

The Company received a $49.5 million cash dividend from a private equity investment on October 25, 2010.  A portion of the dividend may qualify for the dividends received deduction which would result in a lower tax rate than the Federal statutory rate of 35%.  The Company is not currently in a position to estimate the portion qualifying for the dividends received deduction.

Interest income was $1.3 million and $4.3 million during the three and nine months ended September 30, 2010, a decrease of $0.2 million and an increase of $0.1 million compared to the same periods in 2009.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company’s accounts receivable securitization program during 2009, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was income of $3.0 million and $3.8 million during the three and nine months ended September 30, 2010 compared to income of $5.2 million and $4.2 million during the three and nine months ended September 30, 2009.  The decrease in miscellaneous items for the three months ended September 30, 2010 is primarily from unrealized depreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as a decrease in costs and expenses), partially offset by the absence of accounts receivable securitization program costs which are now recorded in interest expense beginning January 1, 2010.

Equity in earnings (losses) of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings (losses) of unconsolidated affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

BFDS	$4.0	$2.2	$11.7	$9.0
IFDS, U.K.	3.1	2.0	9.6	5.8
IFDS, L.P.	1.5	2.1	5.5	4.7
Argus				(1.5)
Other	0.3	1.5	0.2	6.0
	$8.9	$7.8	$27.0	$24.0

DST’s equity in earnings of unconsolidated affiliates increased $1.1 million or 14.1% for the three months ended September 30, 2010 compared to the same period in 2009, primarily attributable to higher equity in earnings of BFDS and IFDS, U.K., partially offset by lower earnings of other unconsolidated affiliates and IFDS, L.P.  DST’s equity in earnings of unconsolidated affiliates increased $3.0 million or 12.5% during the nine months ended September 30, 2010 compared to the same period in 2009, primarily attributable to higher equity in earnings of IFDS, U.K., BFDS and IFDS, L.P., partially offset by lower earnings of other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three and nine months ended September 30, 2010 increased $1.8 million or 81.8% and $2.7 million or 30.0% compared to the same periods in 2009.  The increase during the three months ended September 30, 2010 is attributable to lower occupancy costs from vacating a facility in 2009, lower bank fees and improvements in operations.  The increase during the nine months ended September 30, 2010, is from these same factors and from the release of a previously established income tax valuation allowance.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $0.9 billion during the three and nine months ended September 30, 2010, essentially unchanged as compared to the same periods in 2009.  Average interest rates earned on the balances increased from 0.15% during the three months ended September 30, 2009 to 0.19% during the three months ended September 30, 2010.  Average interest rates earned on the balances of 0.18% during the nine months ended September 30, 2009 were essentially unchanged compared to 0.17% during the nine months ended September 30, 2010.  The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during the three and nine months ended September 30, 2010.

DST’s equity in earnings of IFDS, U.K. increased $1.1 million and $3.8 million during the three and nine months ended September 30, 2010 compared to the same periods in 2009.  The increase in equity in earnings during the three and nine months ended September 30, 2010 is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations.  Accounts serviced by IFDS, U.K. were 7.0 million at September 30, 2010, unchanged from June 30, 2010 and an increase of 0.5 million accounts or 7.7% from September 30, 2009.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $0.6 million and increased $0.8 million during the three and nine months ended September 30, 2010 compared to the same periods in 2009.  The decrease during the three months ended September 30, 2010 is primarily attributable to lower earnings at IFDS Ireland and Luxembourg.  The increase during the nine months ended September 30, 2010 is primarily attributable to improvements in the Canadian operations.  Accounts serviced by IFDS Canada were 10.7 million at September 30, 2010, a decrease of 0.1 million accounts or 0.9% from June 30, 2010 and an increase of 0.2 million accounts or 1.9% from September 30, 2009.

As previously announced, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus’ results into DST’s consolidated financial statements.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s income tax rate was 32.7% and 35.0% for the three and nine months ended September 30, 2010 compared to 35.8% and 30.0% for the three and nine months ended September 30, 2009.  The decrease in the Company’s income tax rate for the three months ended September 30, 2010 compared to the same period in 2009 is primarily related to the release of approximately $2.3 million of valuation allowances against certain international deferred tax assets, which resulted from the acquisition of dsicmm.

The Company’s income tax rate for the nine months ended September 30, 2010 included a benefit from a dividend received deduction on an $8.3 million cash dividend received from a private equity investment.  In addition, the release of the international valuation allowance mentioned above, lower levels of international operating losses requiring valuation allowances and higher benefits from foreign tax credits favorably impacted the Company’s tax rate in 2010.  During the nine months ended September 30, 2009, DST recorded a $41.7 million gain on the purchase of the remaining 50% equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, and recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

Excluding the effects of discrete period items and the private equity investment cash dividend mentioned above, the Company expects its tax rate to be approximately 36.0% for the remainder of 2010 but this rate will likely vary depending on the 2010 sources of taxable income (e.g. domestic consolidated, international and / or joint venture).  The full year 2010 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income, the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2010 were $301.9 million and $899.2 million, respectively, an increase of $14.0 million or 4.9% and $25.9 million or 3.0% compared to the same periods in 2009.  Financial Services Segment operating revenues for the three months ended September 30, 2010 were $290.4 million, an increase of $14.1 million or 5.1% compared to the same period in 2009.  As previously announced, a client with approximately 5.0 million subaccounts terminated its processing contract in connection with a corporate merger and converted to a non-DST subaccounting platform during third quarter 2010.  DST received a termination payment of approximately $10.4 million ($9.1 million was recorded in Financial Services and $1.3 million was recorded in Output Solutions) and incurred approximately $1.6 million of costs in connection with the contract termination, resulting in a $8.8 million net pretax gain associated with this event.  Absent this contract termination payment of $9.1 million, Financial Services Segment operating revenues for the three months ended September 30, 2010 increased $5.0 million or 1.8% compared to the same period in 2009.  On this basis, the increase in Financial Services operating revenues is attributable to higher revenues at DST Global Solutions and Argus, partially offset by lower revenues at DST Health Solutions.

Revenues of DST Global Solutions increased from higher professional services and changes in foreign currency exchange rates, which increased operating revenues by approximately $1.3 million, partially offset by lower software license revenues.  Argus revenues increased due to higher pharmacy claims related services.  DST Health Solutions experienced lower demand for professional services and lower volumes of transaction processing.  U.S. Investment Recordkeeping Solutions operating revenues during third quarter 2010 were essentially unchanged as increased revenues from higher retirement participant recordkeeping services, higher volume of subaccounts serviced and increased distribution support solutions volumes were offset by decreased shareowner processing revenues from lower levels of registered accounts.

Financial Services Segment operating revenues for the nine months ended September 30, 2010 were $864.0 million, an increase of $32.3 million or 3.9% compared to the same period in 2009.  Absent the $9.1 million client contract termination payment mentioned above and $26.0 million of net incremental operating revenues resulting from the acquisition and consolidation of Argus on March 31, 2009, Financial Services operating revenues for the nine months ended September 30, 2010 decreased $2.8 million or 0.3% compared to the same period in 2009. On this basis, the decrease in Financial Services operating revenues is attributable to lower DST Health Solutions revenues, partially offset by higher Global Solutions and Argus revenues.  This operating revenue decrease was partially offset by changes in foreign currency exchange rates which increased operating revenues by approximately $9.2 million. U.S. Investment Recordkeeping Solutions operating revenues during the nine months ended September 30, 2010 were slightly higher than for the same period in 2009.  Increased revenues from higher retirement participant recordkeeping services, higher volume of subaccounts serviced and increased distribution support solutions volumes were offset by decreased shareowner processing revenues from lower levels of registered accounts.

U.S. operating revenues for the three months ended September 30, 2010 were $263.0 million, an increase of $12.0 million or 4.8% compared to the same period in 2009.  Absent the $9.1 million client contract termination payment mentioned above, U.S. operating revenues for the three months ended September 30, 2010 increased $2.9 million or 1.2% compared to the same period in 2009.  On this basis, the increase during the three months ended September 30, 2010 is attributable to higher revenues at Argus due to higher pharmacy claims related services, partially offset by lower volumes of DST Health Solutions professional service revenues.  U.S. operating revenues for the nine months ended September 30, 2010 were $779.1 million, an increase of $21.5 million or 2.8% compared to the same period in 2009.  Absent $26.0 million net incremental increase in U.S. operating revenues resulting from the consolidation of Argus and the $9.1 million client contract termination payment, as mentioned above, U.S. operating revenues decreased $13.6 million or 1.8% compared to the same period in 2009.  On this basis, the decrease during the nine months ended September 30, 2010 is attributable to lower DST Health Solutions revenues, partially offset by higher Argus revenues.  U.S. Investment Recordkeeping Solutions operating revenues during the nine months ended September 30, 2010 were slightly higher than for the same period in 2009.

International operating revenues for the three and nine months ended September 30, 2010 were $27.4 million and $84.9 million, an increase of $2.1 million or 8.3% and an increase of $10.8 million or 14.6% compared to the same periods in 2009. International operating revenues for the three months ended September 30, 2010 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $1.3 million compared to the same period in 2009 and from higher professional services.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management - BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing).  Operating revenues include approximately $9.5 million and $31.8 million of software license fee revenues for the three and nine months ended September 30, 2010, a decrease of $0.9 million or 8.7% and $0.1 million or 0.3% compared to the same periods in 2009.  The decrease during the three months ended September 30, 2010 is primarily due to lower investment management and medical claims license fee revenue.  While license revenues are not a significant percentage of DST’s total operations, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $209.6 million and $637.9 million during the three and nine months ended September 30, 2010, respectively, a decrease of $1.8 million or 0.9% and an increase of $5.6 million or 0.9% compared to the same periods in 2009.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $11.5 million and $35.2 million during the three and nine months ended September 30, 2010, respectively, a decrease of $0.1 million and $6.4 million compared to the same periods in 2009.  Excluding reimbursable operating expenses, expenses incurred in connection with terminating a client contract mentioned above of $1.6 million and termination benefit expenses of $0.7 million related to a reduction in force incurred during the three months ended September 30, 2010, costs and expenses decreased $4.0 million or 2.0% during the three months ended September 30, 2010 to $195.8 million.  On this basis, the decrease in costs and expenses is attributable to lower compensation and benefit related costs from lower staffing levels, lower deferred compensation costs of $2.1 million (the effect of which is offset in other non-operating income) partially offset by higher costs from foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $1.2 million, higher welfare benefit costs and new product development costs.

Excluding reimbursable operating expenses, costs and expenses of Argus during the three months ended March 31, 2010 of $27.6 million, expenses incurred in connection with terminating a client contract mentioned above of $1.6 million and termination benefit expenses of $12.1 million related to a reduction in force, costs and expenses decreased $29.3 million or 5.0% during the nine months ended September 30, 2010 to $561.4 million.  On this basis, the decrease in costs and expenses is attributable to lower compensation and benefit related costs from lower staffing levels, lower deferred compensation costs of $4.1 million (the effect of which is offset in other non-operating income), partially offset by higher costs from foreign currency exchange effects between the U.S. Dollar and other currencies of approximately $8.1 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and nine months ended September 30, 2010 decreased $1.4 million or 6.7% as compared to the three months ended September 30, 2009 and increased $1.2 million or 2.1% as compared to the nine months ended September 30, 2009.  The decrease during the three months ended September 30, 2010 is attributable to lower depreciation from certain assets becoming fully depreciated and the Company’s use of accelerated depreciation methods, partially offset by increased capitalized software activity.  The increase in depreciation and amortization during the nine months ended September 30, 2010 is primarily related to higher purchase accounting amortization expense from the consolidation of Argus on March 31, 2009, partially offset by the Company’s use of accelerated depreciation methods.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2010 was $72.8 million and $202.6 million, respectively, an increase of $17.2 million or 30.9% and $19.1 million or 10.4% compared to the same periods in 2009.  Excluding the impact of a contract termination payment of $9.1 million, costs associated with this contract termination of $1.6 million and termination benefit expenses from a reduction in force of $0.7 million, income from operations increased $10.4 million to $66.0 million during the three months ended September 30, 2010 as compared to the same period in 2009.  On this basis, the increase in Financial Services income from operations is attributable to higher revenues and lower personnel costs, including $2.1 million of decreased deferred compensation costs mentioned above.  Excluding the impact of the termination benefit expenses of $12.1 million, contract termination revenues of $9.1 million, costs associated with this contract termination of $1.6 million and termination benefit expenses from a reduction in force, income from operations increased $23.7 million to $207.2 million during the nine months ended September 30, 2010 as compared to the same period in 2009.  On this basis, Financial Services income from operations increased from higher revenues and lower operating expenses, including $4.1 million of decreased deferred compensation costs mentioned above.

Financial Services Segment Account Statistics

The following table summarizes mutual fund shareowner accounts serviced (in millions):

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009

Registered accounts:
Non tax-advantaged	57.3	60.8	63.6	63.4
Tax-advantaged	45.7	46.5	46.3	46.3
	103.0	107.3	109.9	109.7

Subaccounts	12.9	17.6	11.2	10.6
Total	115.9	124.9	121.1	120.3

Registered accounts serviced decreased 4.3 million accounts or 4.0% from the comparable amount at June 30, 2010.  The net decrease was attributable to the conversion of 3.5 million accounts to non-DST subaccounting platforms and 0.4 million accounts to DST’s subaccounting platform, and from reductions in accounts at existing clients of approximately 0.6 million accounts, partially offset by new client conversions of 0.2 million accounts.  Tax-advantaged accounts were 45.7 million at September 30, 2010, a decrease of 0.8 million accounts or 1.7% as compared to June 30, 2010.  A DST client experienced a loss of Section 529 accounts to a competitor and a significant number of open accounts held for subsequent investment were purged from the system.  Tax-advantaged accounts represent 44.4% of total registered accounts serviced at September 30, 2010 compared to 42.2% at September 30, 2009.  In the table above, the Company reclassified 0.5 million accounts from tax-advantaged registered accounts to non tax-advantaged registered accounts as of June 30, 2010.

The 6.9 million decrease in total registered accounts from December 31, 2009 is comprised of deconversions to DST’s subaccounting platform of 4.3 million accounts and deconversions to non-DST subaccounting platforms of 4.7 million accounts, partially offset by new client conversions of 1.5 million accounts and net increases in existing client accounts of 0.6 million.

The 6.7 million decrease in total registered accounts from September 30, 2009 is comprised of deconversions to DST’s subaccounting platform of 4.5 million accounts and deconversions to non-DST subaccounting platforms of 5.2 million accounts, partially offset by net increases in existing client accounts of 1.2 million and new client conversions of 1.8 million accounts.

Subaccounts serviced were 12.9 million at September 30, 2010, a decrease of 4.7 million subaccounts or 26.7% compared to June 30, 2010.  The net decrease in subaccounts during the three months ended September 30, 2010 was attributable to the conversion of 5.0 million subaccounts to non-DST subaccounting platforms mentioned above and a decline in existing client subaccounts of 0.2 million, which were partially offset by conversions of 0.4 million registered accounts from TA2000 and new client conversions of 0.1 million subaccounts.

The net increase of 1.7 million subaccounts compared to December 31, 2009 is comprised of conversions of 4.3 million registered accounts from TA2000, new client conversions of 1.9 million accounts, net increases in existing client subaccounts of 0.5 million, partially offset by 5.0 million subaccounts converting to non-DST subaccounting platforms.  The net increase of 2.3 million accounts compared to September 30, 2009 is comprised of conversions of 4.5 million registered accounts from TA2000, new client conversions of 2.0 million subaccounts, net increases in existing client subaccounts of 0.8 million, partially offset by 5.0 million subaccounts converting to non-DST subaccounting platforms.

New client and previously announced client commitments are expected to result in approximately 0.2 million new registered accounts in fourth quarter 2010.  The Company also expects 3.0 million registered accounts will convert to subaccounting platforms during the remainder of 2010 of which 0.4 million accounts will migrate to TA2000 Subaccounting.

The Company’s subaccounting clients have indicated they plan to convert a total of 0.6 million new subaccounts to TA2000 Subaccounting from non-DST platforms during fourth quarter 2010.  As previously announced, an existing subaccounting client with approximately 0.6 million subaccounts intends to terminate its processing contract in connection with a corporate merger and convert to a non-DST subaccounting platform in first quarter 2011.

The following table (in millions) presents mutual fund shareowner accounts at September 30, 2010 and summarizes the remainder of 2010 conversion activities described above (and without taking into account any other changes in accounts serviced during 2010) to arrive at an estimated total accounts at December 31, 2010.

	Registered Accounts	Subaccounts	Total Accounts

Balance at September 30, 2010	103.0	12.9	115.9

New client conversions	0.2	0.6	0.8
Transfers to DST Subaccounting	(0.4)	0.4
Conversions to non-DST platforms	(2.6)		(2.6)

Estimated balance at December 31, 2010	100.2	13.9	114.1

The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates and those differences could be material.

Defined contribution (“DC”) participants were 3.9 million at September 30, 2010, an increase of 0.1 million participants or 2.6% from June 30, 2010 and an increase of 0.4 million participants or 11.4% from September 30, 2009.  The increase from September 30, 2009 is primarily from conversions of new participants and increases in participants serviced by existing clients.  The Company has previously reported new client commitments for approximately 0.5 million new participants which are expected to convert in fourth quarter 2010.  During the quarter, DST received a new client commitment that will convert approximately 1.4 million new participants from 2011 through 2013.

Pharmacy claims paid by Argus during three months ended September 30, 2010 were 94.0 million, a decrease of 1.8 million claims or 1.9% compared to the three months ended June 30, 2010 and an increase of 0.6 million claims or 0.6% from the three months ended September 30, 2009.

DST Health Solutions covered lives were 23.0 million at September 30, 2010, a decrease of 0.2 million covered lives or 0.9% as compared to June 30, 2010 and a decrease of 0.6 million covered lives or 2.5% as compared to September 30, 2009.

Active AWD workstations were 195,200 at September 30, 2010, essentially unchanged from June 30, 2010 and September 30, 2009.  At September 30, 2010, U.S. AWD workstations were 162,800 and international AWD workstations were 32,400.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and nine months ended September 30, 2010 were $268.7 million and $857.5 million, respectively, an increase of $2.9 million or 1.1% and $61.2 million or 7.7%, compared to the same periods in 2009.  Output Solutions Segment operating revenues for the three months ended September 30, 2010 were $130.7 million, an increase of $10.4 million or 8.6%, compared to the same period in 2009.  On July 30, 2010, the Company, through its wholly-owned U.K. subsidiary Innovative Output Solutions (“IOS”) acquired dsicmm Group Limited (“dsicmm”), a provider of print/mail services in the U.K., for cash and the issuance of IOS stock.  After completion of the transaction, DST will own approximately 70.5% of IOS and the remaining 29.5% will be owned by a group of the former stockholders of dsicmm.  DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest.  Operating revenues from dsicmm post acquisition were $22.0 million.  As previously announced, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing on April 30, 2010, which resulted in a contract termination payment to the Company of approximately $63.0 million.  Excluding operating revenues resulting from the acquisition of dsicmm and from $1.3 million of revenues associated with a subaccounting client terminating its processing contract, Output Solutions operating revenues for third quarter 2010 decreased $12.9 million or 10.7% compared to third quarter 2009.  On this basis, the decrease in Output Solutions operating revenues for the three months ended September 30, 2010 resulted from lower volumes of images produced, primarily associated with the loss of volumes from the terminated telecommunications client.  In addition, revenue per unit (images produced and items mailed) declined during third quarter 2010 attributable to higher relative volumes from clients with lower unit pricing.  The Company currently anticipates this trend to continue for the next few quarters.

Output Solutions Segment operating revenues for the nine months ended September 30, 2010 were $434.8 million, an increase of $70.0 million or 19.2%, compared to the same period in 2009.  Absent $64.3 million of contract termination payments and $22.0 million of operating revenues resulting from the acquisition of dsicmm, Output Solutions operating revenues for the nine months ended September 30, 2010 decreased $16.3 million or 4.5% compared to the same period in 2009.  On this basis, the decrease in Output Solutions operating revenues for the nine months ended September 30, 2010 resulted from the loss of revenues from a terminated telecommunications client, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed, partially offset by foreign currency exchange effects of approximately $3.6 million between the U.S. dollar and both the Canadian Dollar and British Pound.

Out-of-pocket reimbursement revenues for the three and nine months ended September 30, 2010 were $138.0 million and $422.7 million, a decrease of $7.5 million or 5.2% and $8.8 million or 2.0% compared to the same periods in 2009, attributable to lower volumes.

Excluding operating volume information for dsicmm, images produced during the three and nine months ended September 30, 2010 were 2.5 billion and 8.7 billion, respectively, a decrease of 26.5% and 9.4% compared to the same periods in 2009.  The decline in images produced was primarily attributable to the previously mentioned loss of a telecommunications client and from lower images from existing clients.  Items mailed during the three and nine months ended September 30, 2010 were 538.9 million and 1,705.5 million, respectively, a decrease of 11.0% and 2.8% compared to the same periods in 2009.  The decrease in items mailed was primarily the result of the telecommunications client loss mentioned above, partially offset by volumes from new clients.  The Company will begin including dsicmm operating volume information (images produced and items mailed) in its Output Solutions Segment operating volume statistics beginning with first quarter 2011.

During the three months ended September 30, 2010, Output Solutions received two new client commitments representing, when fully transitioned, approximately 120 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed by the end of the first quarter 2011.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three and nine months ended September 30, 2010 increased $7.4 million or 3.0% and decreased $3.9 million or 0.5% compared to the same periods in 2009.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $138.0 million and $422.7 million during the three and nine months ended September 30, 2010, respectively, a decrease of $7.5 million or 5.2% and $8.8 million or 2.0% compared to the same periods in 2009.  Excluding reimbursable operating expenses, costs and expenses from dsicmm of $23.1 million and termination benefit expenses of $2.1 million related to a reduction in force, costs and expenses decreased $10.3 million or 10.0% during the three months ended September 30, 2010 to $92.3 million.  On this basis, the decrease in costs and expenses is mostly attributable to lower material costs and lower staffing levels from lower volumes.  Excluding reimbursable operating expenses, costs and expenses from dsicmm of $23.1 million, termination benefit expenses of $5.3 million related to a reduction in force and termination benefit expenses associated with an Output Solutions contract termination of $1.5 million, costs and expenses decreased $25.0 million or 7.9% during the nine months ended September 30, 2010 to $290.1 million.  On this basis, the decrease in cost and expenses is attributable to lower material costs, lower compensation and benefit related costs from reduced staffing levels and lower leased equipment costs from the continued implementation of owned digital print technologies, partially offset by higher costs related to the effect of foreign currency exchange rates of approximately $2.1 million.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three and nine months ended September 30, 2010 increased $1.5 million or 14.0% and $5.6 million or 18.9% compared to the same periods in 2009.  Excluding $1.8 million of depreciation and amortization from dsicmm, depreciation decreased $0.3 million or 2.8% for the three months ended September 30, 2010 as compared to the same period in 2009.  Excluding the asset impairment charge of $3.1 million associated with the telecommunication client contract termination and $1.8 million of depreciation and amortization from dsicmm, depreciation increased $0.7 million or 2.4% to $30.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  The increase during the nine months ended September 30, 2010 is attributable to additional equipment to support new client requirements and higher costs associated with foreign currency exchange effects between the U.S. Dollar and other currencies.  Amortization of intangible assets acquired from dsicmm was approximately $0.6 million during the three months ended September 30, 2010 and is estimated to be approximately $3.3 million annually.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2010 was $1.0 million and $79.6 million, respectively, a decrease of $6.0 million compared to the three months ended September 30, 2009 and an increase of $59.5 million compared to the nine months ended September 30, 2009.  Excluding the impact of a contract termination payment of $1.3 million and termination benefit expenses of $2.1 million, income from operations decreased $5.2 million to $1.8 million during the three months ended September 30, 2010 as compared to the same period in 2009.  On this basis, the decrease in Output Solutions income from operation is attributable to a loss of $2.9 million from dsicmm and lower operating revenue.  The August and September financial results of dsicmm are not necessarily indicative of the results to be expected for a full year, as processing volumes are usually lowest during the third quarter for dsicmm.

Excluding the impact of contract termination payments of $64.3 million, expenses associated with contract terminations of $4.6 million and termination benefit expenses of $5.3 million, income from operation increased $5.1 million to $25.2 million during the nine months ended September 30, 2010 as compared to the same period in 2009.  On this basis, the increase in Output Solutions income from operations during the nine months ended September 30, 2010 is attributable to lower operating costs, partially offset by $2.9 million of operating losses from dsicmm post acquisition.

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

For the three and nine months ended September 30, 2010, Output Solutions EBITDA was $13.2 million and $114.8 million, a decrease of $4.5 million or 25.4% and an increase of $65.1 million or 131.0% compared to the same periods in 2009.  Excluding the impact of a contract termination payment of $1.3 million and termination benefit expenses of $2.1 million, EBITDA for the three months ended September 30, 2010 was $14.0 million, a decrease of $3.7 million or 20.9% compared to the same period in 2009, primarily attributable to lower operating revenues and $1.1 million of negative EBITDA from dsicmm which was acquired on July 30, 2010.  Excluding the $64.3 million contract termination payments, cash expenses related to the termination payments of $1.5 million and $5.3 million of termination benefit expenses related to a reduction in workforce, EBITDA for the nine months ended September 30, 2010 was $57.3 million, an increase of $7.6 million or 15.3% compared to the same period in 2009, primarily attributable to lower operating costs.

The reconciliation of the Output Solutions Segment income from operations to EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Output Solutions Segment income from operations	$1.0	$7.0	$79.6	$20.1
Depreciation and amortization	12.2	10.7	35.2	29.6

EBITDA, before Non-GAAP items	13.2	17.7	114.8	49.7

Contract termination payment, net of expenses *	(1.3)		(62.8)
Termination benefit expenses	2.1		5.3

EBITDA, after Non-GAAP items	$14.0	$17.7	$57.3	$49.7

* The nine months ended September 30, 2010 exclude non-GAAP asset impairment charges of $3.1 million.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.7 million and $44.3 million for the three and nine months ended September 30, 2010, respectively, a decrease of $0.5 million or 3.3% and $1.1 million or 2.4% compared to the same periods in 2009.  The majority of the revenues are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.6 million and $44.0 million for the three and nine months ended September 30, 2010, respectively, a decrease of $0.5 million or 3.3% and $1.0 million or 2.2% compared to the three and nine months ended September 30, 2009, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three months ended September 30, 2010, Investments and Other Segment costs and expenses were unchanged compared to the three months ended September 30, 2009 and decreased $0.8 million compared to the nine months ended September 30, 2009, attributable to lower rental activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $1.1 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to a real estate impairment of approximately $1.0 million recorded in third quarter 2009.

Income from operations

Investments and Other Segment income from operations was $2.5 million and $8.6 million for the three and nine months ended September 30, 2010, respectively.  Income from operations increased $0.6 million or 31.6% compared to the three months ended September 30, 2009, attributable to lower operating costs which were partially offset by lower revenues.  Income from operations  increased $0.9 million or 11.7% compared to the nine months ended September 30, 2009 attributable to lower operating costs.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30, 2010	December 31, 2009

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	57.3	63.6
Tax-advantaged:
IRA mutual fund accounts	26.3	26.8
Other retirement accounts	9.6	10.0
Section 529 and Educational IRA’s	9.8	9.5
	45.7	46.3
Total registered accounts	103.0	109.9
Subaccounts	12.9	11.2
Total accounts serviced	115.9	121.1

International
United Kingdom (1)	7.0	6.6
Canada (2)	10.7	10.2

TRAC participants (millions)	3.9	4.2
Automated Work Distributor workstations (thousands)	195.2	193.5
DST Health Solutions covered lives (millions)	23.0	23.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions) (3)	94.0	93.4	284.7	283.2

Output Solutions Operating Data (4)
Images produced (billions)	2.5	3.4	8.7	9.6
Items mailed (billions)	0.5	0.6	1.7	1.8

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

(4)          Excludes operating volume information for dsicmm which was acquired on July 30, 2010.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting operating income, pretax income, net income, net income attributable to DST (“DST Earnings”) and earnings per share on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled “Description of Non-GAAP Adjustments” and are reconciled to the corresponding GAAP measures in the attached financial schedules titled “Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items” below.  In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended September 30, 2010, have been treated as non-GAAP adjustments:

•                  Contract termination payment net of certain other costs resulting from the termination of a Financial Services subaccounting client, in the amount of $7.5 million.  The net contract termination gain was comprised of operating revenues of $9.1 million, partially offset by certain other costs of $1.6 million that were included in costs and expenses.  The aggregate income tax expense associated with this net contract termination gain was approximately $2.9 million.

•                  Contract termination payment resulting from the termination of an Output Solutions client, in the amount of $1.3 million, included in operating revenues.  The aggregate income tax expense associated with this contract termination gain was approximately $0.5 million.

•                  Termination benefit expenses of $2.8 million associated with reductions in workforce in the Financial Services Segment ($0.7 million) and the Output Solutions Segment ($2.1 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.1 million.

•                  Other net gain, in the amount of $2.2 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $0.9 million.  The $2.2 million of net gain on securities and other investments for the three months ended September 30, 2010 was comprised of net realized gains from sales of available-for-sale securities of $1.2 million and net gains on private equity funds and other investments of $1.3 million, partially offset by other than temporary impairments on available-for-sale securities of $0.3 million.

•                  Net loss, in the amount of $1.1 million, associated with the repurchases of Series C senior convertible debentures.  The income tax benefit associated with this net loss was approximately $0.4 million.

•                  An income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) resulting from the acquisition of dsicmm Group.  Innovative Output Solutions Limited (“IOS”) was the beneficiary of this income tax benefit, and accordingly DST’s share of the benefit was 70.5% or $1.6 million.  The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

In addition to the items that occurred in the three months ended September 30, 2010 as described above, the following items, which occurred during the six months ended June 30, 2010, have been previously reported as non-GAAP adjustments:

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

•                  Termination benefit expenses of $14.6 million associated with reductions in workforce in the Financial Services Segment ($11.4 million) and the Output Solutions Segment ($3.2 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $5.8 million.

•                  Other net gain, in the amount of $41.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $16.1 million.  The $41.5 million of net gain on securities and other investments for the six months ended June 30, 2010 was comprised of net realized gains from sales of available-for-sale securities of $40.6 million and net gains on private equity funds and other investments of $1.3 million, partially offset by other than temporary impairments on available-for-sale securities of $0.4 million.

•                  Dividend from a private equity investment of $8.3 million, which was included in other income, net.  The income tax expense associated with this dividend was approximately $1.0 million.

•                  Net gain, in the amount of $0.1 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income, net.  The income tax expense associated with this net gain was insignificant.

The following items, which occurred during the three months ended September 30, 2009, have been treated as non-GAAP adjustments:

•                  Other net gain, in the amount of $22.3 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $8.7 million.  The $22.3 million of net gain on securities and other investments for three months ended September 30, 2009 was comprised of net realized gains from sales of available-for-sale securities of $22.5 million and net unrealized losses on private equity funds and other investments of $0.2 million.

•                  Gain, in the amount of $0.1 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax expense associated with this gain was insignificant.

In addition to the items that occurred in the three months ended September 30, 2009 as described above, the following items, which occurred during the six months ended June 30, 2009, have been previously reported as non-GAAP adjustments:

•                  Other net loss, in the amount of $26.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax benefit associated with this net loss was approximately $10.1 million.  The $26.5 million of net loss on securities and other investments for the six months ended June 30, 2009 was comprised of net realized losses from sales of available-for-sale securities of $3.4 million, net unrealized losses on private equity funds and other investments of $3.1 million and other than temporary impairments on available-for-sale securities of $26.8 million.

•                  Gain, in the amount of $5.8 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income, net.  The income tax expense associated with this gain was approximately $2.2 million.

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$74.4	$80.6	$54.2	$54.3	$1.16

Adjusted to remove:

Included in operating income:

Contract termination payment, net Financial Serv.	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net - Output Sol.	(1.3)	(1.3)	(0.8)	(0.8)	(0.02)
Termination benefit expenses - Financial Services	0.7	0.7	0.4	0.4	0.01
Termination benefit expenses - Output Solutions	2.1	2.1	1.3	1.3	0.03

Included in non-operating income:

Net gain on securities and other investments		(2.2)	(1.3)	(1.3)	(0.03)
Net loss on repurchase of convertible debentures		1.1	0.7	0.7	0.02
Release of int’l income tax valuation allowance			(2.3)	(1.6)	(0.04)

Adjusted Non-GAAP income	$68.4	$73.5	$47.6	$48.4	$1.03

	2009
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$62.6	$94.8	$60.9	$60.9	$1.21

Adjusted to remove:

Included in non-operating income:

Net gain on securities and other investments		(22.3)	(13.6)	(13.6)	(0.27)
Gain on repurchase of convertible debentures		(0.1)	(0.1)	(0.1)

Adjusted Non-GAAP income	$62.6	$72.4	$47.2	$47.2	$0.94

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

*   DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (after non-controlling interest).

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Nine Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$285.0	$346.1	$225.1	$225.2	$4.74

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Serv.	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net - Output Sol.	(59.7)	(59.7)	(36.4)	(36.4)	(0.76)
Termination benefit expenses - Financial Services	12.1	12.1	7.3	7.3	0.15
Termination benefit expenses - Output Solutions	5.3	5.3	3.2	3.2	0.07

Included in non-operating income:

Net gain on securities and other investments		(43.7)	(26.7)	(26.7)	(0.56)
Dividend from a private equity investment		(8.3)	(7.3)	(7.3)	(0.15)
Net loss on repurchase of convertible debentures		1.0	0.7	0.7	0.01
Release of int’l income tax valuation allowance			(2.3)	(1.6)	(0.04)

Adjusted Non-GAAP income	$235.2	$245.3	$159.0	$159.8	$3.36

	2009
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$205.5	$261.2	$182.8	$182.8	$3.65

Adjusted to remove:

Included in non-operating income:

Gain on equity interest in Argus Health Systems		(41.7)	(42.6)	(42.6)	(0.85)
Net loss on securities and other investments		4.2	2.8	2.8	0.05
Gain on repurchase of convertible debentures		(5.9)	(3.7)	(3.7)	(0.07)
Reduction in income tax related liabilities			(5.7)	(5.7)	(0.11)

Adjusted Non-GAAP income	$205.5	$217.8	$133.6	$133.6	$2.67

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

*   DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (after non-controlling interest).

Management’s Analysis of Non-GAAP Results for the three and nine months ended September 30, 2010 and 2009

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.03 and $0.94 during the three months ended September 30, 2010 and 2009, respectively, and $3.36 and $2.67 during the nine months ended September 30, 2010 and 2009, respectively.  Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The increase in non-GAAP diluted earnings per share during the three months ended September 30, 2010 is attributable to lower average diluted shares outstanding associated with share repurchases and lower costs resulting from the Company’s ongoing cost management initiatives which included a workforce reduction, a general freeze on hiring and management salaries and other controls over operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2010 and 2009 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $211.7 million during the nine months ended September 30, 2010 compared to $289.0 million for the nine months ended September 30, 2009.  Cash flows provided by operating activities during the nine months ended September 30, 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets.  After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings.  At September 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  Cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows increased by $47.7 million to $336.7 million during the nine months ended September 30, 2010 compared to the same period in 2009.  On this basis, the increase in operating cash flows during 2010 is attributable to higher earnings in 2010 and decreases in working capital.  Operating cash flows during 2010 resulted principally from net income of $225.1 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $99.4 million and equity in earnings of unconsolidated affiliates of $27.0 million.  Contributing to the increase in net income for the nine months ended September 30, 2010 were contract termination payments of approximately $73.4 million received ($64.3 million in Output Solutions and $9.1 million in Financial Services).  Significant working capital related adjustments to net income, excluding the $125.0 million increase in accounts receivable related to the adoption of the new accounting guidance, include increases in accounts payable and accrued liabilities of $10.4 million, partially offset by increases in income taxes payable of $16.3 million and decreases in accounts receivable of $7.9 million.  Cash and cash equivalents were $75.3 million and $96.2 million at September 30, 2010 and 2009, respectively.

Investing Activities

Cash flows used by investing activities were $171.2 million during the nine months ended September 30, 2010 compared to cash flows provided by investing activities of $45.8 million for the nine months ended September 30, 2009.  The increase in net investing activities during 2010 compared to 2009 is primarily attributable to higher investments in securities, higher capital expenditures and an $81.5 million increase in restricted cash and cash equivalents held to satisfy client funds obligation for transfer agency and Argus clients, partially offset by higher proceeds from the sale/maturities of investments.  Investing cash flows during 2009 include $47.8 million of cash outflows for the step acquisition of Argus, offset by $132.7 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients in 2009.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended September 30,
	2010	2009
Financial Services Segment	$45.0	$34.7
Output Solutions Segment	19.9	28.7
Investments and Other Segment	9.9	6.8
	$74.8	$70.2

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $169.1 million and $72.3 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, the Company received $149.5 million from the sale/maturities of investments compared to $102.1 million during the nine months ended September 30, 2009.  Included in the proceeds received from sale/maturities of investments during the nine months ended September 30, 2010 is the sale of approximately 4.8 million shares of Computershare Ltd. for $52.4 million resulting in a gain of $28.8 million.

Financing Activities

Cash flows used in financing activities were $71.4 million during the nine months ended September 30, 2010 compared to $317.3 million for the nine months ended September 30, 2009.  The decrease in cash flows used in financing activities is primarily related to new issuances of debt and from the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets described above, which required the Company to account for the accounts receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the nine months ended September 30, 2010.  Accordingly, cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.  Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities were $196.4 million during the nine months ended September 30, 2010 compared to $317.3 million for the nine months ended September 30, 2009, a decrease of $120.9 million attributable to the proceeds received from the issuance of privately placed senior notes, partially offset by the redemption of the Series A and Series B convertible senior debentures.  On this basis, financing cash outflows for 2010 were repurchases of senior convertible debentures of $443.6 million, share repurchases of $129.9 million and net borrowings under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $35.0 million.  Financing cash inflows for 2010 include $370.0 million from privately placed senior notes issued on August 9, 2010.  Client funds obligations increased $81.5 million during the nine months ended September 30, 2010 compared to a decrease of $144.2 million during the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, cash outflows from the repurchase of senior convertible debentures of $131.3 million and share repurchase activities of $7.6 million were partially offset by $30.1 million of cash inflows from borrowings under the loan with BFDS and the syndicated line of credit facility.

Common Stock Issuances and Repurchases

The Company received proceeds of $10.6 million and $7.1 million from the issuance of common stock from the exercise of employee stock options during the nine months ended September 30, 2010 and 2009, respectively.  On May 11, 2010, DST’s Board of Directors authorized the repurchase of an additional 1.0 million shares under the existing share repurchase authorization plan, which allows for open market and private purchase of common stock through December 31, 2012.  At September 30, 2010, there were approximately 0.5 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The Company repurchased 2.8 million shares of DST common stock for $112.3 million or approximately $40.28 per share during the nine months ended September 30, 2010.  The Company repurchased 165,000 shares of DST common stock for $5.5 million or approximately $33.33 per share during the nine months ended September 30, 2009.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $17.6 million and $2.1 million during the nine months ended September 30, 2010 and 2009, respectively.

Dividend declared

On March 4, 2010, DST declared its first cash dividend since going public in 1995 and paid a $0.30 per share dividend on April 8, 2010 to shareholders of record as of the close of business on March 17, 2010.   The aggregate amount of the cash dividend was $14.3 million.

On October 6, 2010, DST declared a cash dividend of $0.30 per share and paid the dividend on November 5, 2010 to shareholders of record as of the close of business on October 21, 2010.  The aggregate amount of this cash dividend was approximately $13.9 million.

Off Balance Sheet Obligations

As of September 30, 2010, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,261.5 million and $1,221.9 million of debt outstanding at September 30, 2010 and December 31, 2009, respectively, an increase of $39.6 million during 2010 compared to 2009.  The 2010 increase is principally from the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt, which increased debt by $125.0 million from December 31, 2009 and the assumption of debt from the acquisition of dsicmm on July 30, 2010, partially offset by the repurchases of $443.6 million senior convertible debentures which were financed in part by the issuance of $370.0 million of unsecured senior notes.

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2010	December 31, 2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	4.4	8.9
Equipment credit facilities	7.6	8.8
Real estate credit agreement	109.3	111.6
Convertible senior debentures
Series A		151.8
Series B		171.3
Series C	143.6	257.0

Revolving credit facilities	356.2	416.3
Senior notes	370.0
Related party promissory note	100.0	75.0
Other indebtedness	45.4	21.2
	1,261.5	1,221.9
Less current portion of debt	256.4	658.1
Long-term debt	$1,005.1	$563.8

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

At September 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement.  During the nine months ended September 30, 2010, total proceeds from the accounts receivable securitization program were approximately $625.0 million and total repayments were approximately $500.0 million which comprises the net cash inflow in the financing section of the statement of cash flows.  Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010.

On May 20, 2010, the Company renewed the accounts receivable securitization program.  In connection with the renewal, the maximum size of the program decreased from $175 million to $150 million and the expiration date for the conduit’s purchase commitment was changed to May 19, 2011.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,319.3 million and $1,306.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Equipment credit facilities

The draw period under the Company’s existing $50 million equipment credit facility expired on June 30, 2010.  The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor.  Proceeds from loans made under the new credit facility can be used to make purchases of the vendor’s eligible equipment, software or services.  Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date.  The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015.  Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%.  The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company’s consolidated leverage ratio.  No amounts were drawn under this facility at September 30, 2010.

Convertible senior debentures

During the three and nine months ended September 30, 2010, the Company recorded a loss of $1.1 million and $1.0 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a premium to carrying value.  The Company repurchased $67.7 million of the original Series A senior convertible debentures, $8.8 million of the Series B convertible debentures and $113.4 million in principal of the original Series C senior convertible debentures during the nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, the Company recorded a gain of $0.1 million and $5.9 million associated with the repurchase of a portion of the Company’s senior convertible debentures at a discount to carrying value.

In August 2010, the Company had $9.9 million Series A senior convertible debentures that were put to the Company by debenture holders and redeemed.  In September 2010, the entire remaining balance of Series A ($74.2 million) and Series B ($168.5 million, which includes $6.0 million of accreted interest) senior convertible debentures were redeemed, which fully retired these series of debentures.  At September 30, 2010, the Company had approximately $143.6 million Series C senior convertible debentures outstanding.  Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures.

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

Senior notes

On August 9, 2010, the Company issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the “Senior Notes”).  The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes due August 9, 2015, $105 million of 4.86% Series B Senior Notes due August 9, 2017, $65 million of 5.06% Series C Senior Notes due August 9, 2018 and $160 million of 5.42% Series D Senior Notes due August 9, 2020.

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the “Agreement”).  Interest on the Senior Notes is payable semiannually on February 9 and August 9 of each year, commencing February 9, 2011.  The Company may prepay the Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a “make-whole” prepayment premium.  The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any “Change in Control”, as defined in the Agreement.

Pursuant to the Agreement, any subsidiary of the Company that is required to become a party to or otherwise guarantee the syndicated line of credit facility or other indebtedness in excess of $100.0 million, will be required to guarantee the Company’s obligations under the Senior Notes.  The Agreement contains customary restrictive covenants, as well as certain customary events of default, including cross-default provisions.  Among other provisions, the Agreement limits the ability of the Company to incur or create liens, sell assets, issue priority indebtedness and change lines of business.  The agreement also requires certain leverage and interest coverage ratios to be maintained.

Related party promissory note

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. (“BFDS”).  The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013.  Prior to this amendment, the maximum borrowings under this promissory note was $100.0 million.  From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance.  The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company’s $600 million syndicated line of credit facility.  The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company’s $600 million syndicated line of credit facility.

Other indebtedness

Other indebtedness is primarily comprised of debt obligations that the Company assumed in connection with a business acquisition in 2006 and from the acquisition of dsicmm.  The Company assumed aggregate indebtedness of $51.4 million upon the acquisition of dsicmm.  At September 30, 2010, the amount outstanding for debt obligations related to the 2006 business acquisition and the dsicmm acquisition was $19.5 million and $25.9 million, respectively.

Company’s Assessment of Short-term and Long-term Liquidity

The Company has been actively managing its debt/liquidity position.  The Company entered into a new $600 million revolving credit agreement and renewed and increased its revolving promissory note with a related party from $100 million to $140 million.  Both of these revolving credit facilities mature on July 1, 2013.  The Company issued $370 million of Senior Notes with a weighted average interest rate of 5.06% and life of 8.25 years.  After issuing the Senior Notes, the Company called and redeemed the Series A and Series B senior convertible debentures, fully retiring these series of debentures.  The Company has also repurchased outstanding debentures.  As of September 30, 2010, $143.6 million of aggregate principal remains outstanding on the Series C senior convertible debentures.  Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures.  In addition, the Company renewed its accounts receivable securitization program, which matures on May 19, 2011, and decreased the maximum size of the program from $175 million to $150 million.  The Company entered into a new $50 million equipment credit facility with a vendor that can be used for equipment, software and service purchases from the vendor during the draw period, which ends on December 31, 2012.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.

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

At September 30, 2010 and December 31, 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $109.7 million and $153.5 million for the three and nine months ended September 30, 2010 compared to $147.9 million and $389.3 million for the three and nine months ended September 30, 2009.  Comprehensive income includes net income of $54.2 million and $225.1 million for the three and nine months ended September 30, 2010 compared to $60.9 million and $182.8 million for the three and nine months ended September 30, 2009, and other comprehensive income of $55.5 million and other comprehensive loss of $71.6 million for the three and nine months ended September 30, 2010, respectively, compared to other comprehensive income of $87.0 million and $206.5 million for the three and nine months ended September 30, 2009.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At September 30, 2010, the Company’s available-for-sale securities had gross unrealized holding losses of $3.0 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at September 30, 2010 are other than temporary.

The Company recognized $0.3 million and $0.7 million of investment impairments for the three and nine months ended September 30, 2010 compared to $26.8 million for the nine months ended September 30, 2009, which were other than temporary.   There were no investment impairments on available-for-sale securities for the three months ended September 30, 2009.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the nine months ended September 30, 2010, the Company recorded $0.8 million of impairments on private equity and other investments compared to the three and nine months ended September 30, 2009 when the Company recorded impairments of $0.2 million and $4.4 million.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Accordingly, the Company’s stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance.  Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement.  For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company’s diluted earnings per share calculations subsequent to the issuance of the convertible debentures.  In calculating diluted earnings per share using the “if converted” method included in the exposure draft, the Company would need to increase net income for the interest expense associated with the convertible debentures, net of tax, and increase the incremental shares assumed to be issued upon conversion by approximately 2.9 million shares (less shares already included in diluted earnings per share, if any), the amount of shares that would be issued if all $143.6 million of the senior convertible debentures at September 30, 2010 would be converted to equity.  Under this “if converted” method, diluted earnings per share would have been $1.05 and $1.04 (versus reported diluted earnings per share of $1.16 and $1.21) for the three months ended September 30, 2010 and 2009, respectively, and $4.09 and $3.09 (versus reported diluted earnings per share of $4.74 and $3.65) for the nine months ended September 30, 2010 and 2009, respectively.  The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company’s diluted earnings per share calculation.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting guidance.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2010 was approximately $806.3 million.  The impact of a 10% change in fair value of these investments would be approximately $49.4 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2010, the Company and BFDS had average daily cash balances of approximately $1.4 billion maintained in such accounts, of which approximately $0.9 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.4 million of net income (loss).

At September 30, 2010, the Company had $1.3 billion of debt, of which $596.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  As discussed above in comprehensive income (loss), the amount recorded related to the Company’s proportional share of unconsolidated affiliates’ interest rate swap was a loss of $2.3 million.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2010, the Company’s international subsidiaries had approximately $257.6 million in total assets and for the three and nine months ended September 30, 2010, these international subsidiaries recorded approximately $0.4 million and $8.6 million in net income.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $25.8 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.9 million for the nine months ended September 30, 2010.

The Company’s international subsidiaries use the local currency as the functional currency.  The Company translates its assets and liabilities at period-end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the year.  While it is generally not the Company’s practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures were effective as of September 30, 2010.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2009.  Except for deleting the risk factor entitled “Adverse conditions in the credit and financial markets could adversely affect our business, financial condition and results of operations” and adding a risk factor entitled “We may not pay cash dividends on our common stock in the future”, the risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2009.

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

We own interests in unconsolidated entities including Boston Financial Data Services, International Financial Data Services Limited Partnership, International Financial Data Services Limited, and various real estate joint ventures, and in consolidated entities owned less than 100% by the Company.  Our interests in such unconsolidated and in certain consolidated entities are subject to buy/sell arrangements, which may restrict our ability to sell our interests when we believe it is prudent to do so.  These arrangements may also allow us to purchase the other owners’ interests to prevent someone else from acquiring them and we cannot control the timing of occasions to do so.  The businesses or other owners may encourage us to increase our investment in or make contributions to the businesses at an inopportune time.

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

We may not pay cash dividends on our common stock in the future.

In 2010, we began paying cash dividends on our common stock.  Future cash dividends will depend upon our financial condition, earnings and other factors deemed relevant by our Board of Directors.  Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	879	(1)	$40.80		1,014,010	(2)
August 1 – August 31	365,027	(1)	$41.22	365,000	649,010	(2)
September 1 – September 30	150,534	(1)	$40.94	150,000	499,010	(2)
Total	516,440		$41.14	515,000	499,010

(1)          For the three months ended September 30, 2010, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 1,440 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 879 shares were purchased in July 2010, 27 shares were purchased in August 2010 and 534 shares were purchased in September 2010.

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

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)          Exhibits:

4.1

Note Purchase Agreement, dated August 9, 2010, by and among the Company and the Purchasers named therein, including the forms of the Series A Notes, Series B Notes, Series C Notes and Series D Notes, which are attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010, which is hereby incorporated by reference as Exhibit 4.1.

10.1

First Amendment to Credit Agreement, dated as of August 9, 2010, by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010, is hereby incorporated by reference as Exhibit 10.1.

31.1	Certification of the Chief Executive Officer of Registrant
31.2	Certification of the Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 8, 2010, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2010

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)