Form 10-K
period 2010-12-31
DST SYSTEMS INC
filed 2011-02-28
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2010:
Common Stock, $0.01 par value—$1,268,755,379

Number of shares outstanding of the Registrant's common stock as of January 31, 2011:
Common Stock, $0.01 par value—46,278,147

Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 10, 2011 (Part III)

DST Systems, Inc.

2010 Form 10-K Annual Report

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

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

PART I

Item 1.    Business

This discussion of the business of DST Systems, Inc. ("DST" or the "Company") should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information set forth in the first paragraph and under the headings "Introduction" and "Seasonality" in the MD&A and the segment and geographic information included in Item 8, Note 14 are incorporated herein by reference in partial response to this Item 1.

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

A summary of each of the Company's segments follows:

Financial Services

The Company's Financial Services Segment provides technology based solutions using its own proprietary software systems. The principal industries serviced include mutual fund/investment management, life and property/casualty insurance and healthcare payer industries. The Company's proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

As described in Part II, Item 7 "Significant Events" the following changes have occurred in the composition of the Financial Services Segment during the three years ended December 31, 2010:

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

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions, including customized statement and bill production, direct marketing and personalization services, fulfillment, postal optimization, and electronic presentment, payment and distribution solutions. These capabilities enable the Output Solutions Segment to provide services to industries that place a premium on customer communications that require high quality, accurate and timely statement and billing output processing.

As described in Part II, Item 7 "Significant Events" the following changes have occurred in the composition of the Output Solutions Segment during the three years ended December 31, 2010:

Acquisitions

  •
  On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm"), a provider of print/mail services in the U.K., for cash and the issuance of IOS stock. After completion of the transaction, DST owns 70.5% of IOS and the remaining 29.5% is owned by a group of former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest.

Contract Termination

  •
  In the second quarter of 2010, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production. The termination occurred on April 30, 2010 and resulted in a contract termination payment to the Company of approximately $63.0 million.

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

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $828.6 million at December 31, 2010, including approximately 10.3 million shares of State Street Corporation ("State Street"), 15.0 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $478.7 million, $165.5 million and $32.9 million, respectively, based on closing exchange values at December 31, 2010.

Source of Revenue

The Company's sources of revenue, by industry served, are presented below. The sources listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2010		2009		2008
	(dollars in millions)
U.S. operating revenues
Mutual fund / investment management	$774.9	45.2%	$766.8	48.1%	$804.8	48.0%
Healthcare related services(1)	283.7	16.6%	275.2	17.2%	212.1	12.7%
Telecommunications, video and utilities	231.8	13.5%	200.6	12.5%	219.2	13.1%
Other financial services	108.5	6.4%	98.4	6.2%	128.6	7.7%
Other	79.2	4.6%	82.2	5.2%	94.5	5.6%

Total U.S. operating revenues	1,478.1	86.3%	1,423.2	89.2%	1,459.2	87.1%

International operating revenues
Investment management and other financial services	161.1	9.4%	133.3	8.4%	170.0	10.1%
Telecommunications, video and utilities	39.6	2.3%	34.0	2.1%	30.9	1.8%
Other(2)	34.8	2.0%	4.9	0.3%	15.4	1.0%

Total international operating revenues	235.5	13.7%	172.2	10.8%	216.3	12.9%

Total operating revenues	1,713.6	100.0%	1,595.4	100.0%	1,675.5	100.0%
Out-of-pocket reimbursements(3)	614.9		622.5		609.9

Total revenues	$2,328.5		$2,217.9		$2,285.4

(1)
Includes operating revenues of Argus Health Systems, Inc. from the acquisition date of March 31, 2009.

(2)
Includes operating revenues of dsicmm Group Limited from the acquisition date of July 30, 2010.

(3)
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

The information in Part II, Item 8 (Financial Statements and Supplementary Data), in Note 14 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1. The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2010	2009	2008
	(dollars in millions)
Revenues
U.S. operating revenues
Mutual fund/investment management	$670.8	$658.7	$688.3
Healthcare related services(1)	263.0	254.0	190.8
Telecommunications, video and utilities	6.0	7.1	10.5
Other financial services	46.6	49.1	63.3
Other	52.7	45.1	47.8

	1,039.1	1,014.0	1,000.7

International operating revenues
Investment management and other financial services	110.1	96.5	131.7
Telecommunications, video and utilities	4.8	4.6	4.4
Other	2.7	0.1	5.9

	117.6	101.2	142.0

Total operating revenues	1,156.7	1,115.2	1,142.7
Out-of-pocket reimbursements(2)	44.6	54.3	72.6

Total revenues	$1,201.3	$1,169.5	$1,215.3

Mutual fund shareowner accounts processed (in millions)
U.S.
Registered accounts:
Non tax-advantaged	54.8	63.6	65.4

Tax-advantaged:
IRA mutual fund accounts	25.5	26.8	27.0
Other retirement accounts	9.7	10.0	9.9
Section 529 and Educational IRAs	9.4	9.5	8.9

	44.6	46.3	45.8

Total registered accounts	99.4	109.9	111.2
Subaccounts	14.3	11.2	8.9

Total accounts serviced	113.7	121.1	120.1

International
United Kingdom(3)	7.1	6.6	5.9
Canada(4)	10.7	10.2	10.6
TRAC participants (millions)	4.5	4.2	3.7
Automated Work Distributor workstations (thousands)	195.9	193.5	195.2
DST Health Solutions covered lives (millions)	22.9	23.5	23.4
Pharmacy claims paid by Argus (millions)	380.4	380.0	433.0

(1)
Includes operating revenues of Argus Health Systems, Inc. from the acquisition date of March 31, 2009.

(2)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(3)
Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(4)
Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

U.S. Investment Recordkeeping Solutions

DST's U.S. Investment Recordkeeping Solutions is comprised the following four product offerings:

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

Most of the Company's clients who utilize the shareowner recordkeeping platform are "open-end" mutual fund companies, which obtain funds for investment by making a continuous offering of their shares. The proprietary system application for shareowner recordkeeping is TA2000. TA2000 handles virtually all shareowner related activities including purchases, redemptions, exchanges and transfers of shares; maintaining shareowner identification and share ownership records; reconciling cash and share activity; calculating and disbursing commissions to brokers and other distributors; processing dividends; reporting sales; and providing information for printing of shareowner trade confirmations, statements and year-end tax forms. The system processes multiple classes of equity, fixed income and money market funds.

Shareowner recordkeeping services are offered on a full, remote and shared service basis. Selection by a client of the type of service is influenced by a number of factors, including cost and level of desired control over interaction with fund shareowners or distributors. "Full" service processing or "BPO" (Business Process Outsourcing) includes all necessary administrative and clerical support to process and maintain shareowner records, reconciling cash and share activity, answering inquiries from shareowners, brokers and others, and handling the TA2000 processing functions described above. In addition, full service mutual fund transfer agency clients may elect to have their end of day available client bank balances invested overnight by and in the name of the Company into credit-quality money market funds or other similar overnight investment alternatives. "Remote" service processing, or "ASP" (Application Service Provider), is designed to enable mutual fund management companies acting as their own transfer agent, and third party transfer agents that have their own administrative and clerical staff access to TA2000 at the Company's data processing facilities, using the Company's data communications network. "Shared" service processing enables clients to select the administrative functions to be handled by both client personnel and the Company. This service is facilitated by the use of "AWD" (Automated Work Distributor), DST's own business process management and customer contact system.

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

At December 31, 2010, the Company provided shareowner recordkeeping services for approximately 113.7 million shareowner accounts (registered and subaccounts), a decrease of 7.4 million accounts or 6.1% since December 31, 2009. Registered accounts (both tax advantaged and non-tax advantaged accounts) serviced were 99.4 million at December 31, 2010, a decrease of 10.5 million or 9.6% as compared to December 31, 2009.

At December 31, 2010, 44.6 million of the registered accounts were tax advantaged. DST serviced 25.5 million IRAs invested in mutual funds and 9.7 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). In addition, DST supported 9.4 million educational savings accounts, of which 8.6 million are Section 529 plan accounts.

Broker Subaccounting

The Company provides mutual fund shareowner recordkeeping services to brokerage firms who perform transfer agent functions in a subaccounting arrangement for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company offers subaccounting services to broker/dealers on both a remote (ASP) and full service (BPO) basis. A broker/dealer providing subaccounting services may provide these services to multiple fund companies. In 2002, the Company enhanced TA2000 to meet the complex reconciliation and system interfaces required by broker/dealers. The Company believes using the same core processing functionality for both transfer agency shareowner recordkeeping (registered accounts) and subaccounting should further the clients' objectives of consistent accounting for shareowner positions, since the recordkeeping is done by one system—TA2000.

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

Subaccounts serviced by the Company were 14.3 million at December 31, 2010, an increase of 3.1 million from December 31, 2009.

Retirement Plan & Participant Recordkeeping

The Company's TRAC system provides participant recordkeeping and administration for defined contribution plans, including 401(k), 403(b), 457, money purchase and profit sharing plans that invest in mutual funds, company stock, guaranteed investment contracts, annuities and other investment products. The Company offers TRAC on a full-service (BPO) and remote (ASP) basis. The Company believes the defined contribution market is a significant growth opportunity for its services and products because (i) that market continues to experience significant expansion as more employers shift away from defined benefit programs, (ii) the federal government has policies that encourage, and the retirement industry has a strong desire to expand, coverage to include the estimated 78 million Americans not participating in a retirement savings program today, and (iii) potential participation is likely to increase as retirement plan sponsors adopt auto enrollment and guaranteed income features for new employees.

In 2008, DST formed DST Retirement Solutions LLC ("DSTRS"), a wholly-owned subsidiary of DST, to help meet the needs of defined contribution service providers. The new entity combines the Company's TRAC technology solution with Boston Financial Data Services, Inc.'s ("BFDS") defined contribution full service plan administration and recordkeeping unit. From application service provider ("ASP") to business process outsourcing ("BPO"), DSTRS offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size. As of December 31, 2010, DSTRS serviced 4.5 million plan participants on the TRAC platform, an increase of 0.3 million from December 31, 2009. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

Distribution Support Solutions

The Company offers products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. The array of solutions supporting distribution of investment products is expanding to address regulatory, service, and information needs of the financial service industry.

DST Vision

DST Vision is an aggregating Web site designed exclusively for financial advisors and broker/dealer back-office operations. The site enables mutual fund companies, Real Estate Investment Trusts, and variable annuity companies to reduce operational expense by replacing costly support phone calls from intermediaries with Web-based self-servicing. Providing over 120,000 financial advisors access to more than 300 participating investment product manufacturers, Vision is an industry leading source of customer information. Having access to consolidated account information across all of an investor's product relationships provides significant customer support efficiencies to the financial intermediaries' operations. Advisors can also utilize portfolio management tools, access electronic shareholder statements, and initiate transaction processing. All Vision charges are paid by the product companies through a combination of user access charges and activity related fees. Beginning in 2010, the Company began providing additional services to advisors affiliated with independent broker/dealers. Through a new offering called Vision Professional, advisors have access to presentation ready, automated and consolidated quarter-end shareholder reporting with supplemental product and holdings analytics. The fees are paid by the advisors under a subscription service.

FAN Mail

FAN Mail (Financial Advisor Network) is a centralized data delivery source for investor account detail from mutual fund, variable annuity, and Real Estate Investment Trusts companies. FAN Mail provides advisors and broker/dealer back-offices the transactional and position information necessary to populate proprietary data-bases and software applications. Daily automated downloads streamline back-office administrative tasks, reporting, and compliance oversight. FAN Mail is compatible with the industries' most popular portfolio management and compliance software applications. With participation from more than 180 product manufacturers, FAN Mail is one of the industries' most comprehensive sources of investor account detail and transactional information. All FAN Mail charges are paid by the product companies based on the volume of account and transaction records delivered to the underlying intermediary.

While Vision and FAN Mail largely service the same audience, there are distinct reasons an intermediary would use one or both products. Vision, as a web site, is designed to provide a real-time view of the underlying recordkeeping detail and is frequently used to resolve operations based servicing issues or to execute transactions or account maintenance. FAN Mail is used by intermediaries that need to take possession of the data to source proprietary software applications. Consequently, almost all FAN Mail users also use Vision.

Omnibus Transparency

Omnibus Transparency offers a solution that provides mutual fund companies the ability to request and receive supplemental trade data from intermediaries for compliance with Rule 22c-2 of the Investment Company Act of 1940. Clients use these tools to perform their oversight obligations relative to subaccounts not held on the Funds' recordkeeping platform. Features include data storage structure, and analytics/reporting for market timing, and best pricing of trades. Revenues from Omnibus Transparency are based generally on the number of transactions or positions requested and analyzed.

SalesConnect

SalesConnect assists fund companies with identifying and servicing the financial intermediaries that distribute the client's investment products. SalesConnect combines sales reporting and client relationship management software with a trade resolution and data management service. The data management service leverages a continuously updated universal database to provide clients with timely branch and representative updates and reconciled trading activity for use within their transfer agent and distributor organizations. Revenues from SalesConnect are based generally on the number of transactions, positions, and affiliated advisors.

Boston Financial Data Services, Inc. ("BFDS")

BFDS, a 50% owned joint venture with State Street, is an important distribution channel for the Company's services and products. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing capabilities and custodial services of State Street to provide full-service and shared-service shareowner recordkeeping to approximately 111 U.S. mutual fund companies. BFDS also offers settlement administration services, full service proxy solutions, teleservicing and full-service support for defined contribution plans using the Company's TRAC system, and provides REIT participant accounting services. BFDS's revenues are primarily derived on a per account, number of fund and transaction basis. BFDS also derives revenues from maintaining and managing, as agent for its clients, such bank accounts as necessary for the performance of its services.

BFDS is the Financial Services Segment's largest customer, accounting for approximately 11.4% of the Segment's operating revenues in 2010, and 7.7% of the Company's total operating revenues in 2010.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K. offers full, remote and shared service processing for Open Ended Investment Companies ("OEIC") unit trusts and related products serving 7.1 million OEIC unit holdings at December 31,

2010. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. The largest remote client of IFDS U.K., representing approximately 2.2 million or 30% of the total unitholder accounts at December 31, 2010, is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. Cofunds, which is the U.K.'s largest independent investment platform has approximately $46.0 billion of assets under administration at December 31, 2010. IFDS U.K. has a non-controlling equity investment in Cofunds of approximately 21% and accounts for its Cofunds investment using the equity method.

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

International Financial Data Services, L.P. ("IFDS L.P.")

IFDS, L.P. is a U.S. partnership with State Street that wholly owns the following operating joint ventures:

International Financial Data Services, Canada ("IFDS Canada")

IFDS Canada provides full, remote and shared service processing to the Canadian mutual fund industry and U.S. offshore funds. IFDS Canada uses iFAST, its proprietary mutual fund recordkeeping system, to support Canadian mutual fund processing and TA2000 to support U.S. offshore fund processing. Revenues are derived from providing remote, shared and full service mutual fund shareowner processing services based upon assets under management or the number of shareowner accounts and transactions. IFDS Canada also receives time and material fees for client-specific enhancements and support to remote processing.

International Financial Data Services, Ireland ("IFDS Ireland")

IFDS Ireland provides transfer agency services to State Street Ireland under an outsourcing agreement. Client servicing activities are focused on supporting State Street's services to fund promoters and investment managers who provide offshore funds. Revenues are derived from an agreement with State Street which encompasses a combination of fixed monthly fees and per transaction fees. IFDS Ireland completed the purchase of 100% of Percana Group Limited ("Percana") in June 2010 (having previously held a 46.6% equity interest). Percana is a software development company that provides policy holder servicing systems to the international life assurance industry using its proprietary Eclipse insurance processing software. In addition, Percana provides consultancy and outsourcing services to its clients. Revenues at Percana are derived from the sale of software licenses, support and maintenance, business process outsourcing and professional consultancy.

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

Business Process Management through AWD

AWD is an enterprise-scale business process management ("BPM") platform. AWD supports the capture of all inbound work at the point of contact (mail, telephone call, Internet, e-mail, fax, etc.). It then manages the work steps required to complete the request. The system assigns work, based on priority, to the resource most qualified to complete the current work step. AWD's sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for compliance with internal and external regulations. By enforcing standard business processes regardless of the origin of the request, the system ensures every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.

AWD's automation services allow customers to streamline tasks in which human interaction is not required, resulting in increased productivity. In addition, AWD's orchestration services allow customers to seamlessly link business processes that cross multiple application systems. AWD also enables customers with multiple service centers to seamlessly move work between locations, minimizing geography as a barrier to productivity gains. The AWD platform also includes imaging and content management, business intelligence and monitoring, a contact center desktop with proactive call scripting, intelligent character and word recognition capabilities and correspondence/communication tools.

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD's services oriented architecture ("SOA") operates on Linux, Sun Solaris, Microsoft and IBM platforms utilizing Windows and browser-based desktops. The Company's best practice templates are designed for quick implementation of the solution, providing the opportunity for a rapid return on investment. The Company's integration toolkit, catalog of adapters and support for J2EE application servers are designed to allow AWD to easily interface with customers' existing application systems and operating environments. Classified as a "business process management" (BPM) solution by technology industry analysts, AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, variable annuities, healthcare providers and payers, property and casualty insurance, banking, mortgage, brokerage and video/broadband/telephony. AWD customers are located in over twenty countries including the U.S., Canada, U.K., continental Europe, Australia, South Africa, India, China, Taiwan and Japan.

The Company's value proposition combines AWD with hosting services and business process outsourcing for AWD clients. The Company also offers hosting services of the licensed AWD software in the Company's AWD Data Center, which is fully redundant with the Company's primary data center—the Winchester Data Center.

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

Electronic File Solution

The Company's Electronic File Solution ("EFS") is designed to be a reliable and secure electronic system for long-term records management. EFS allows for the scanning, indexing, storage and retrieval of important documents according to each client's unique business requirements. Industries using this solution include mutual funds, law, real estate management, and insurance. In addition, many other industries may use this solution including, for example, healthcare, banking, mortgage, staffing firms and third party administrators. EFS also provides archival, audit and oversight features. Client selected records are electronically stored in the Company's redundant data centers, with the Company providing hardware, maintenance and support for the EFS. The Company markets EFS as a software-as-a-service and anticipates recognizing revenues for data conversion projects and a monthly rental charge for data storage used.

 Investment Management Solutions & Services

DST Global Solutions Group Services Limited ("DST Global Solutions" and formerly DST International), a wholly owned U.K. company, provides primarily investment management software applications, implementation and other professional services. It has offices in the U.K., U.S., Australia, Canada, China, Dubai, Hong Kong, Singapore, South Africa, Switzerland and Thailand. Its development centers are presently in the U.K. and Australia.

On November 14, 2008, the Company acquired BlueDoor, a private company based in Melbourne, Australia, that provides software solutions to funds and fund managers who perform participant accounting and recordkeeping for the retirement savings ("superannuation") market in Australia. It is also being extended to support "wrap" platforms in Australia.

Investment Management Solutions ("IMS")

DST Global Solutions' investment management solutions service clients in two primary markets:

  •
  Asset managers covering a wide range of traditional investment strategies for registered funds, insurance funds, manager of managers and separately managed accounts, and

  •
  Third-party administrators serving these asset managers.

The core of these solutions are middle and back office software applications and services:

  •
  Back office is based on asset servicing and portfolio accounting applications sold as software applications

  •
  Middle office applications include performance measurement and attribution analysis, risk analytics for post-trade, data management, front end integration technology and an institutional client reporting toolkit. Middle office applications are offered both on an ASP and license basis.

The Company believes that DST Global Solutions' offerings are uniquely positioned because they extensively penetrate both of these segments. The connectivity required between these segments is essential for these firms to reduce both operational risks and operating costs.

DST Global Solutions has continued its commitment to expand its middle office applications, with an emphasis on support for alternative investments such as OTC derivatives. Its background in business process management and workflow applications are expected to provide a unique solution set compared to both traditional competitors as well as new entrants.

DST Global Solutions also offers solutions to support the distribution of investment products in select markets. The Company has an offering for transfer agency that is used in seven developing market countries. As a result of the BlueDoor acquisition in 2008, it is competing extensively in participant services for superannuation funds in Australia. DST Global Solutions is looking to extend this offering into other countries with similar pension fund market structures.

The Company derives revenues from the above solutions and services, from license fees, fees for customized installation and programming services and annual maintenance fees, which include ASP solutions.

Healthcare Administration Solutions

DST HealthCare Holdings, Inc. has two subsidiary businesses focused on providing solutions to meet the information processing, quality of care and cost management needs of healthcare organizations. DST Health Solutions, LLC ("DSTHS") provides proprietary software and processing services to the healthcare payer industry. Service offerings of DSTHS include claims and data processing solutions and software and support. Argus Health Systems, Inc. ("Argus") is principally engaged in the business of providing pharmacy claims processing and other related services to help clients manage pharmacy benefit programs. On March 31, 2009, DST acquired the 50% equity interest in Argus that it did not already own.

DST HealthCare Holdings is positioned to respond to the continued consolidation of companies in the health plan industry. As health plans consolidate it becomes increasingly difficult for them to merge non-complimentary infrastructures such as current systems, data centers and business processes to achieve post acquisition operational and cost efficiency. By outsourcing operational processing functions to DST HealthCare Holdings, and leveraging the analytics and decision support solutions of DSTHS and Argus, health plans can streamline integration, leverage the cost efficiencies of large scale service providers and maintain focus on their core customer-facing initiatives.

DST Health Solutions

DSTHS provides software solutions, application service provider (ASP) and business process outsourcing (BPO) services for the U.S. healthcare industry. DSTHS' integrated solutions include claims processing, member and provider management, benefit plan management, new product development, care management and medical management, and decision support/analytics for nearly 244 clients representing 22.9 million covered lives. DSTHS supports diverse lines of business to national health plans including HMO, PPO, POS, CDH, dental, vision, behavioral health and government-sponsored initiatives (e.g. Medicare Advantage, Medicare Part D and Medicaid).

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

Health Plan Payor Solutions

In the healthcare payor market, DSTHS has increased its investment in platform-independent, service-oriented component applications that are designed to enable clients to accelerate customer acquisition and deliver new, profitable products to market rapidly and cost-effectively. It facilitates the administration of consumer-directed healthcare, improves enterprise workflow and enhances health payer revenue cycles. All these areas can be deployed as part of a core replacement project including DSTHS' core administration engines (PowerMHC, PowerMHS, PowerSTEPP and AMISYS Advance) or as stand-alone component solutions that extend a health plans' existing core systems.

Health Plan Business Process Outsourcing ("BPO") Solutions

DSTHS provides claims administration BPO services that including mail receipt and processing, imaging/optical character recognition/data capture, eligibility and enrollment management, benefit plan management, claims processing, overflow, fulfillment, utilization management, case management and customer service, and can be delivered as discrete, a la carte services or as a comprehensive administrative solution.

DSTHS' outsourcing solutions focus on the following areas:

  •
  Care Management

  •
  Government Solutions

  •
  Health Plan Analytics and Decision Support

  •
  Business Process Management

  •
  Consumer-Directed Healthcare ("CDH")

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

DSTHS is the exclusive distributor of a patient classification system developed by Johns Hopkins University, Johns Hopkins' ACG System. Johns Hopkins' Adjusted Clinical Groups ("ACG") System is a software tool for provider profiling, predictive modeling, resource management and reimbursement rate adjustment. The ACG System markers are used to identify individual patient risk for the evaluation and forecasting of healthcare utilization and costs.

Using AWD, DSTHS' BPO Centers of Excellence achieve greater efficiency, functionality and scalability. The integration with AWD also offers health plan clients real-time operational efficiency for core administration systems through automation and continuous process improvement in order to provide higher quality and reduce manual touch points. BPM functionality includes support for claims routing, quality audits, customer service, correspondence processing and imaging.

DSTHS' CDH solutions allow individuals to manage healthcare costs by bringing critical financial and healthcare transactions and information together into a single, integrated platform. Through the DSTHS' array of FSA, HSA and HRA administrative services, health plans can establish operational efficiency while mitigating risk and expense.

Physician Practice Management and Billing Solutions

Designed to enhance physician practice profitability, DSTHS' suite of applications and reporting tools work in tandem with provider office staff in order to provide operational control and enhance decision-making capabilities. DSTHS' solutions for physician practices provide revenue cycle management, from scheduling to reimbursement. The flexible BPO or ASP solutions assist in optimizing reimbursement, reducing claims denials and forecasting operational costs.

DSTHS can support practice groups of various sizes and specialties, including physician networks, hospital-based physicians, hospital emergency departments and management services organizations (MSOs).

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

Argus is one of the largest pharmacy claims processors in the industry. In 2010, Argus adjudicated more than 509 million claims, resulting in approximately 380 million paid claims to pharmacies and members. As of December 2010, Argus provided claims processing for over 25 million members, including 5 million Medicare Part D members, approximately 16.8% of Medicare Part D enrollees nationwide.

Argus provides claims processing, information services and administrative support to help clients manage pharmacy benefit programs, including Medicare Part D. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, rebate contracting and rebate processing. Argus' business model is to provide full disclosure and reporting of pass through drug ingredient and disbursement costs to our customers. Customers may participate in an Argus contracted national pharmacy network with over 63,000 participating locations, or may contract their own pharmacy network.

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

Vermont Western provides insurance to the Company and its affiliates under a deductible reimbursement insurance program for workers' compensation and writes direct coverage for an excess layer of the Company's group health program. The Company and its affiliates obtain property insurance from a commercial insurance company and Vermont Western reinsures the commercial insurer for a layer of coverage in excess of the Company's deductible. Premiums paid by the Company and its affiliates to Vermont Western are generally consistent and competitive with industry pricing practices.

Vermont Western also writes reinsurance coverages for surety programs that are provided in association with the corporate securities processing services of Computershare Ltd. Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Bonds may also be issued in-lieu of probate. Typically, the surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company. Vermont Western revenues for the lost instrument surety bond coverage come in the form of reinsurance premiums paid to it by the commercial surety companies that are the primary providers of the coverage. Lost instrument surety bond coverage premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. Premiums are designed to be consistent and competitive with industry pricing practices. Vermont Western has an agreement to continue providing lost instrument surety bond coverage to Computershare through 2017.

Information Processing Facilities and Services

The data processing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 32,000 million instructions per second ("MIPS") and direct access storage devices with an aggregate storage capacity that exceeds 273 terabytes. Winchester also contains more than 1,000 servers with over 1.1 petabytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The AWD Data Center supports the Company's AWD Image processing services. The facility has a total of 13,800 square feet. The computer room houses IBM iSeries computers, disk-based storage systems, and optical storage systems (over 980 million images), which support more than 39,000 AWD users. In addition to the Company's full-service mutual fund operations, AWD users include clients in the healthcare, insurance and brokerage industries. The AWD Data Center also houses over 550 servers supporting various Company products and Winchester's remote tape storage using IBM's automated tape libraries. The Company derives revenues from its AWD Data Center based upon data center capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company's Disaster Recovery Data Center is essentially equivalent in size to the Winchester Data Center. It houses mainframe technology equivalent to Winchester, including mainframe computers that have the capacity to run over 30,000 MIPS and the capacity to store more than 332 terabytes of DASD (direct access storage devices). The Company's data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at the AWD Data Center and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company's clients.

Customer Concentration

The Financial Services Segment's five largest customers accounted for 31.0% of Segment operating revenues in 2010, including 11.4% from its largest customer.

Marketing / Distribution

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

The Company markets its U.S. Investment Recordkeeping Solutions' systems and related products and services to investment company sponsors, plan recordkeepers and financial intermediaries. The shareowner recordkeeping systems and services support open and closed-end mutual funds, REITs and various forms of tax advantaged savings vehicles. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group. Investor attraction to a wide array of mutual fund investment products (to address different investment objectives) with increasingly specialized features has increased the number of shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems functionality to handle the increasing marketplace demands in order to maintain its market position and to improve quality and productivity. The Company markets mutual fund shareowner recordkeeping services to brokerage firms which perform subaccounting for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company markets its participant recordkeeping and plan administration services for defined contribution plans to investment company sponsors and plan recordkeepers. The Company markets its distribution support solutions to financial intermediaries.

The Company markets its AWD product directly to mutual fund and other investment management firms, life insurance companies, healthcare providers and payers, property and casualty insurance companies, banks, mortgage operations, brokerage firms and video/broadband/telephony operators. The

Company maintains a sales and marketing staff, including professional services and technical support teams to target these markets. Computer Sciences Corporation ("CSC") distributes the Company's AWD product to life and property and casualty insurance companies worldwide.

The Company markets its EFS product to mutual fund companies, insurance companies, professional service (legal, accounting and others) firms and other companies that have record management needs.

DST Global Solutions markets its solutions and services directly to its end clients, which are generally asset managers and third party administrators. Many of the applications require integration into the client's environment. This results in demand for implementation support, such as testing, training and process flow documentation. DST Global Solutions is continuing to improve its capabilities to provide these services to clients, which is a competitive advantage versus other competitors when servicing large global clients with dispersed operations and larger local clients in certain developing markets.

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

Competition

The Company believes that competition in the markets in which the Financial Services Segment operates is based largely on price, quality of service, features offered, the ability to handle rapidly changing volumes, product innovation, and responsiveness. The Company believes there is significant competition in its markets. The Company's ability to compete effectively is dependent in part on its access to capital.

The Company's U.S. Investment Recordkeeping Solutions compete not only with third party providers but also with in-house systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third party shareowner accounting systems and subaccounting systems are Bank of New York Mellon Corp. and SunGard Data Systems, Inc. The Company believes its most significant competitors for retirement savings plan accounting and recordkeeping services are SunGard Data Systems, Inc., Ascensus and GreatWest. The Company believes its most significant competitor for REIT processing services is Phoenix American.

The Company's AWD products compete with BPMS vendors, other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant AWD competitors are IBM/Lombardi, PegaSystems, Progress/Savvion and TIBCO Software, Inc.

The Company's EFS product competes with providers of document storage solutions. The Company believes its most significant EFS competitors are SourceCorp, Iron Mountain and Recall.

DST Global Solutions' competitors vary by market segment and solution set. The Company believes that its most significant competitors in investment and fund accounting solutions globally include SunGard Data Systems, Inc., Simcorp and IGEFI. In the middle office the competitors include

RiskMetrics and Algorithmics in risk analytics, and StatPro and Bisam in performance measurement. The Company expects that the mix of competitors will shift over time as the industry changes from more traditional investment strategies around equities and fixed income instruments to encompass alternative investment products. The primary competitors in distribution solutions include GBST, Bravura, and FNZ in markets such as Australia. The Company believes that it has a unique combination of capabilities against this array of competitors because of its expertise in specific application areas such as large-scale accounting and record-keeping applications.

DST Health Solutions' competitors vary by the healthcare market segment. In the health plan insurance market, DSTHS competes with Trizetto (MyHealthBank), Perot Systems, ACS, EDS, TMG Health, Fiserv (Caregain) and ConnectYourCare. These competitors' solutions are primarily based on complete replacement of a payer's core system. DSTHS believes that a component application approach shifts the focus away from core application replacement to one in which clients have more alternatives for modernization of the business operation. With a component approach, health payer clients can still choose core application replacement if warranted, or adopt component applications that address only those areas of the business that are in the highest need of improvement, resulting in protection of the client's current IT investment and less overall disruption to its business operation. In the healthcare provider market, including physician networks, hospital-based physicians, hospital emergency departments, and management services organizations (MSOs), DSTHS competes with Misys, Cerner, GE Healthcare and McKesson. DSTHS believes there is a competitive advantage in providing physician practice management services that have been enhanced with AWD in an outsourcing model.

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

Intellectual Property

The Company holds U.S. patents, U.S. copyrights, and various trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to Financial Services are valuable, the success of Financial Services primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

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

OUTPUT SOLUTIONS SEGMENT

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions, including customized statement and bill production, direct marketing and personalization services, fulfillment, postal optimization, and electronic presentment, payment and distribution solutions. These capabilities enable the Output Solutions Segment to provide services to industries that place a premium on customer communications that require high quality, accurate and timely statement and billing output processing.

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm"), a provider of print/mail services in the U.K., for cash and the issuance of IOS stock. After completion of the transaction, DST owns 70.5% of IOS and the remaining 29.5% is owned by a group of former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest.

The Output Solutions Segment conducts its operations from four operating facilities located throughout North America and six operating facilities located throughout the U.K. DST Output is one of the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. IOS is among the largest direct communications manufacturers in the U.K.

The information in Part II, Item 8 (Financial Statements and Supplementary Data), in Note 14 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1.

The following table provides key operating data, including sources of revenue by major industry served, for the Output Solutions Segment:

	Year Ended December 31,
Output Solutions Operating Data	2010	2009	2008
Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$104.9	$108.9	$116.8
Telecommunications, video and utilities	225.8	193.5	208.7
Healthcare related services	20.7	21.2	21.3
Other financial services	66.2	54.1	70.9
Other	28.3	34.4	37.8

	445.9	412.1	455.5

International operating revenues
Investment management and other financial services(1)	51.0	36.8	38.3
Telecommunications, video and utilities(1)	34.8	29.4	26.5
Other(1)	32.4	4.0	7.9

	118.2	70.2	72.7

Total operating revenues	564.1	482.3	528.2
Out-of-pocket reimbursements(2)	575.8	571.5	537.2

Total revenues	$1,139.9	$1,053.8	$1,065.4

Images produced (billions)(3)	11.1	12.9	13.6
Items mailed (billions)(3)	2.3	2.4	2.3

(1)
Includes operating revenues of dsicmm Group Limited from the acquisition date of July 30, 2010.

(2)
Principally postage expenditures, which are reimbursed by the customer.

(3)
Excludes dsicmm Group Limited operating volume statistics.

Statement and Bill Production Services

Statement and bill production services are supported by integrated and automated production environments that rapidly and cost-effectively transform electronic data received from clients into customized statements that can be delivered in print or electronic format in accordance with individual client preferences. The highly automated production environment allows increased postal savings and minimized delivery time.

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

Single source statement and bill production services are provided to the Mutual Fund, Retirement, Brokerage, Banking, Consumer Finance, Video/Broadband, Telecommunications, Healthcare, Insurance, Utilities, Package Delivery and other service industries.

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

Postal Optimization

As one of the largest First-Class mailers in the United States, the Output Solutions Segment provides a range of postal services for clients to optimize mail efficiencies and streamline postage expenses. The Output Solutions Segment affiliate, DST Mailing Services, Inc., focuses on managing postage-related services including postal compliance, automated postage payment, postage advance accounts (deposits and escrow accounts) and management of presort vendors and international mail. These postal processing services include address quality, postage payment, commingling and tracking.

In response to recent changes in postal regulations, the Output Solutions Segment has expanded its postal processing offerings. A value-added service called Smart Commingling combines multiple clients' First-Class mail to qualify for finer ZIP Code sortation. Combining clients' mail pieces enables more mail to meet the volumes established by the USPS for three-digit and five-digit priority processing. The service enables the Company to bypass traditional postal processing touch-points resulting in faster delivery times, which can enhance customer satisfaction and help clients get a return response or paid faster. New capital equipment investments were made in 2008 and 2009 to support the processes and are among the largest and most advanced in existence. The Segment processed more than 677 million pieces in 2010 through its advanced commingling solution in the U.S. operating facilities.

In 2010, the Output Solutions Segment in the U.S. deployed automated returned mail processing. This provides clients with account level details for customers' whose mail was undeliverable. Additionally, solutions were integrated to improve address quality—a leading reason for non-delivery of mail. Together, these help clients reduce postage expense while delivering mail in a more timely, accurate manner.

The Output Solutions Segment deployed the Intelligent Mail barcode for all U.S. clients. The Segment's Full Service Intelligent Mail solution enables clients to pay the best available postage rates for their mail volume and postal density. And with its continuous mail processing capability the Segment can release mail expeditiously into the postal stream throughout the day.

Mail piece tracking software integrated with the U.S. Postal Service allows clients to predict incoming mail volumes and confirm consumer delivery in order to prevent unnecessary past due notices or calls and thus to save costs and enhance customer satisfaction. By having information to assist in predicting mail delivery, this software provides clients the ability to make decisions about how to properly staff their processing and call centers.

The Company believes that having a single entity focused on print and mail processing and one focused on postage management provides advantages to address ongoing U.S. Postal Service initiatives to improve quality and lower costs.

The Output Solutions Segment derives revenues from its postal optimization services based generally on the number of mail pieces processed through each service option chosen by the clients.

In the U.K., IOS provides postal optimization of both U.K. and International mail. The U.K. market is deregulated, with a number of alternate postal providers in addition to the Royal Mail. The processing of data allows the optimization of postage through the lowest cost routing solution. The consolidation and pre-sortation of international-destined mail via a network of overseas postal providers provides savings to IOS' clients.

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

The DPT platform, when combined with campaign management capabilities, enables affordable integration of transactional printing with proactive promotional marketing offers based on customer demographics and buying habits. TransPromo opportunities allow clients to target and customize content and graphic images at the individual statement level for their printed as well as electronic customer communications.

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

Variable data printing technology allows individual mail pieces to be personalized in order to drive response rates, increase average order values and boost sales. Solutions allow for monthly short runs to large cross-country campaigns according to the clients' needs.

In the U.K., IOS delivers tailored one-to-one communication to their clients, driven by transactional history and a client's profile. Content is delivered using the most appropriate technology, including offset litho, laser, and inkjet output plus eDelivery. This provides clients with ability to deliver relevant communication via text and graphics.

Revenue for these services is generally based on the number of distributed mail pieces.

Fulfillment

In 2010, the Output Solutions Segment completed the purchase of assets of Capital Fulfillment Group, Inc. ("CFG"), a marketing and technology solutions company that specializes in the development and implementation of marketing, fulfillment, and compliance automation services. Its marketing and sales platform provides a suite of solutions that includes the proliferation and distribution of financial content, fund fact sheet creation, portfolio illustration, variable data printing services, and comprehensive literature and product fulfillment services.

In the U.K., IOS provides services similar to CFG, as well as the fulfillment of magazines in response to subscriptions, fulfillment of books and learning products for a government learning initiative, and product fulfillment for charities.

Electronic Solutions

The Output Solutions Segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web, and provides alternative media in the form of encrypted CD/DVD and computer output microfiche ("COM"). As electronic statements and payment solutions have become more widely expected by consumers and intermediaries, communications service providers, utility companies, financial services firms, healthcare insurers, and other companies continue to implement electronic presentment capabilities. To fulfill this requirement, the Company offers a broad range of electronic solutions designed to meet the needs of electronic statement presentment, payment, and distribution.

The need for customer service retrieval of statements is addressed by the Company's presentment solutions. These products provide customer service representatives with a searchable, indexed statement image that matches the print or electronic version sent to consumers, which can enable faster customer service calls and improved first-call resolution rates. In addition to retention via Web presentment solutions, encrypted CD/DVD, microfilm and microfiche capabilities are also available for longer-term storage and archival.

A number of key alliances have been established with industry-leading companies to extend the reach and value of the Output Solutions Segment's electronic solutions. Because of its industry-leading volumes, state-of-the-art processing systems and client relationships, the Company is a full-service supplier of fully integrated print and electronic statement and billing output solutions that enable clients to build lasting one-to-one relationships with their customers. The company stresses the benefits of a single input file to seamlessly migrate end customers from print to electronic presentment including support for both biller direct and consolidated distribution models.

The Output Solutions Segment has one of the largest and most scalable electronic statement presentment solutions in the market. The presentment platform can be quickly extended with new product features and functionality to continuously enhance the experience of their client's customers. The architecture scales to support client volume and is designed to seamlessly integrate with back-end systems, as well as DST Systems' solutions. Electronic delivery can save clients money, help them make money and meet their customers' demands. helping to increase electronic adoption. Revenues from electronic statement and payment solutions are generally based on the number of statements processed, loaded, viewed, distributed, and payments processed electronically. These revenues are influenced by both new account acquisitions and consumer adoption rates. Revenue is also derived from the number of images processed to alternative media.

Digital Postal Mail

The Output Solutions Segment offers Digital Postal Mail, which is a digital facsimile of paper mail, generated from the same print stream used to create paper mailings and tied to a recipient's street address.

Production Facilities

The Output Solutions Segment conducts its operations from four operating facilities located throughout North America and six operating facilities located throughout the U.K. DST Output is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. Innovative Output Solutions ("IOS") is among the largest direct communications manufacturers in the U.K.

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

IOS production facilities in the U.K. deliver a range of output types, including offset litho printing, high-quality digital printing, and toner- and inkjet-based printing.

International Operations

Outside of the United States, the Output Solutions Segment offers statement and output solution services to the Canadian and U.K. markets.

DST Output Canada offers custom communications and document automation solution and is among the largest providers of services for paper-intensive businesses in Canada.

IOS was created from the combination of DST Output Ltd. and dsicmm Group Limited. IOS's predecessors were among the early adopters of both laser and inkjet color technologies and IOS continues to push the boundaries of dynamic communication. IOS provides personalized print and electronic communications and introduced the use of high-volume, full color variable digital solutions within the U.K. transactional print and mail market. These solutions can be tailored for clients. With the ability to customize the message for each end customer and a full range of color and graphics, client communications on statements and invoices can be enhanced to provide one-to-one marketing. An expanded scope from the U.S. represents an opportunity to fully leverage the Output Solutions Segments' innovations—including an inkjet technology platform, integrated print and electronic capabilities, and postal solutions.

Customer Concentration

The Output Solutions Segment's five largest clients accounted for 33.2% of segment operating revenues in 2010, including 13.0% from its largest client.

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

Environmental Initiatives

The Output Solutions Segment advocates preserving natural resources and more efficient use of energy while supporting measures that enhance the health and safety of its associates and communities. The segment works with its clients to reduce paper wastage and carbon emissions, as well as recycle paper waste. In the U.S. DST Output was one of the original signatories to the Carbon Disclosure Project, which is a global voluntary carbon footprint disclosure effort by corporations initiated in 2000. Examples of "green" and environmentally friendly initiatives in the U.S. include switching from toner-based to water-based inkjet ink that is non-hazardous and made of 95 percent to 98 percent water. DST Output orders paper stock for the Company's U.S. production facilities from sustainable, managed forests under the guidance of the Sustainable Forestry Initiative and the Forest Stewardship Council, which call for the responsible management and stewardship of forested environments. DST Output's U.S. and U.K. facilities received chain of custody certification through the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Forestry Stewardship Council (FSC) to print the SFI and FSC logos on forms and envelopes when the Segment purchases certified paper. In the U.S. DST Output's DPT platform utilizes plain white paper, as opposed to pre-printed stock, which reduces obsolete inventory. The DPT platform also has the ability to use recycled paper. DST Output has been recognized by the State of California Integrated Waste Management board and Waste Reduction Award Program on four occasions for its commitment to improving the environment by reducing waste. DST Output has also initiated several conservation and energy saving measures that reduce its use of water and electricity.

Competition

The key competitive factors for the Output Solutions Segment in the U.S. are price, the ability to offer single source print and electronic statement and billing output solutions, postage capabilities allowing more efficient delivery and potential cost savings, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support, and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the Segment's printing operations are located and (iii) national competitors, including R.R. Donnelly, Inc., FiServ, Inc., Broadridge, Inc., and CSG Systems International, Inc.

In the U.K., IOS has been successful in moving away from commodity-based, price sensitive services and into delivering wider, more intelligent service-based solutions. This is where IOS can add value and deliver real return on investment for clients. The U.K. market remains competitive with a mature print management model and smaller competitors operating in niches. Key competitors include: Adare, Communisis, RR Donnelly, Howard Hunt, Polestar Plc., and St Ives Plc.

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

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity funds, and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. In the U.S. and U.K., the Company and its real estate subsidiaries own approximately 1.3 million square feet of office and retail space and 1.4 million square feet of production facilities, which are held primarily for lease to the Company's other business Segments. The real estate subsidiaries also hold master leases in certain properties, which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential apartment facility and an underground facility. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture which developed and leased approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $828.6 million at December 31, 2010, including approximately 10.3 million shares of State Street Corporation, 15.0 million shares of Computershare Ltd. and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $478.7 million, $165.5 million and $32.9 million respectively, based on closing exchange values at December 31, 2010. The information in Part II, Item 8 (Financial Statements and Supplementary Data), in Note 14 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1.

 SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's software development and maintenance efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The following table summarizes software development and maintenance and enhancements, and capitalized software development costs (in millions):

	Year Ended December 31,
	2010	2009	2008
Software development, maintenance and enhancements	$162.1	$176.1	$155.1

Capitalized software development costs	$27.8	$27.7	$20.4

EMPLOYEES

As of December 31, 2010, the Company and its majority owned subsidiaries employed approximately 11,200 employees, including approximately 7,300 in the Financial Services Segment and 3,900 in the Output Solutions Segment. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 5,500 employees, including approximately 2,700 at BFDS, 2,100 at IFDS U.K., 500 at IFDS Canada and 200, in aggregate, at IFDS Luxembourg and IFDS Ireland. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

We offer subaccounting services to brokerage firms that perform mutual fund shareowner subaccounting. As the recordkeeping functions in connection with subaccounting are more limited than traditional shareowner accounting, the fees charged are generally lower on a per unit basis. Brokerage firms that obtain agreements from our mutual fund clients to use an omnibus accounting structure could cause accounts currently on our traditional recordkeeping system to convert to our subaccounting system, or to the subaccounting systems of other service providers, which could result in lower revenues.

The demand for our products and services could decrease if we do not continually address our clients' technology and capacity requirements.

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

Our proprietary applications and related services involve the processing of financial transactions for our clients and their customers. The dollar amount of transactions processed is vastly higher than the revenues derived from providing these services. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement, that causes, among other potential issues, processing delays, disclosure of protected information, miscalculations, failure to follow a clients' instructions, failure of third parties to recognize our role as our clients' agent, or mishandling of pass-through disbursements or other processes. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation could include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

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

We electronically maintain trade secrets and proprietary information, including sensitive financial and personal health information of our clients' customers, electronically. A material breach of our security systems and procedures could lead to significant claims for liability, cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us. We maintain systems and procedures to protect against unauthorized access to electronic information and computer viruses, but we cannot guarantee these systems and procedures will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats, and the limits of technology and skills or the prohibitive cost of more advanced security solutions might prevent us from addressing these threats.

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

We are a limited partner in various private equity funds and have significant future capital commitments related to certain private equity fund investments. These investments are illiquid. Generally, private equity fund securities are non-transferable or are subject to long holding periods, and withdrawals from the private equity firm partnerships are typically not permitted. Even when transfer restrictions do not apply, there is generally no public market for the securities. Therefore, we may not be able to sell the securities at a time when we desire to do so.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use(1)	Owned/ Leased(2)		Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Leased		333,000
Kansas City, MO	Office Space	Owned	(4)	510,000
Kansas City, MO	Data Center	Owned		163,000
St. Louis, MO	Data Center	Owned		108,000
Jefferson City, MO	Office Space	Leased		28,000
Harrisburg, PA	Office Space	Leased		217,000
Birmingham, AL	Office Space	Leased		98,000
Lawrence, KS	Office Space	Owned	(4)	49,000
New York, NY	Office Space	Leased		15,000
Southfield, MI	Office Space	Leased		16,000
Boston, MA	Office Space	Leased		24,000
Minneapolis, MN	Office Space	Leased		15,000
Hyderabad, India	Office Space	Leased		95,000
Bangkok, Thailand	Office Space	Leased		92,000
London, United Kingdom	Office Space	Owned		56,000
London, United Kingdom	Office Space	Leased		4,000
Melbourne, Australia	Office Space	Leased		40,000
Sydney, Australia	Office Space	Leased		6,000
Johannesburg, South Africa	Office Space	Owned		8,000
Eight other smaller properties	Office Space	Leased		15,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production	Owned	(4)	580,000
El Dorado Hills, CA	Office Space	Leased		47,000
Kansas City, MO	Production	Owned	(4)	305,000
Kansas City, MO	Office Space	Owned	(4)	66,000
Hartford, CT	Production	Owned	(4)	302,000
Weymouth, MA	Production	Leased		75,000
Bristol, United Kingdom	Production	Owned		126,000
Dagenham, United Kingdom	Production	Leased		175,000
Jarrow, United Kingdom	Production	Leased		100,000
Manchester, United Kingdom	Production	Leased		75,000
Peterborough, United Kingdom	Production	Leased		50,000
Northampton, United Kingdom	Production	Leased		38,000
Toronto, Canada	Production	Owned		113,000
Ottawa, Canada	Production	Leased		13,000
Investments and Other Segment(5)
Kansas City, MO	Office Space	Owned	(4)	493,000
Kansas City, MO	Retail	Owned		46,000
Kansas City, MO	Office Space	Leased		4,000
Kansas City, MO	Production	Owned		177,000
El Dorado Hills, CA	Office Space	Owned		65,000
Rochester, United Kingdom	Office Space	Owned		19,000
Johannesburg, South Africa	Office Space	Owned		7,000

(1)
Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
In addition, but not included in the above table, the Company: 1) owns a number of surface parking facilities, a 120 unit apartment building, various developed and undeveloped properties, and an underground facility with 536,000 square feet leased to third parties, all located in Kansas City, Missouri; 2) owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, California; 3) leases space in Singapore, Beijing, Hong Kong and Shanghai, China, Zurich, Switzerland, and Dubai, United Arab Emirates; and 4) leases approximately 89,000 square feet of office and production space in the U.K., for which the Company plans to sublease or exit.

(3)
Includes approximately 2.3 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 1.0 million square feet in the Financial Services Segment and 1.3 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 99,000 square feet of office space to third parties. The Output Solutions Segment has sub-leased 72,000 sq. ft. of office space to third-parties.

(4)
Several owned properties are mortgaged with aggregate indebtedness of $111.8 million as of December 31, 2010.

(5)
The Company, through its real estate subsidiaries, leases office and production space to various third-party tenants in Kansas City, MO, El Dorado, CA, United Kingdom, and South Africa. The number of square footage leased to third-parties in office, retail and production facilities is 331,000, plus the approximately 480,000 in square footage leased to third parties at the underground facility.

Investments and Other Segment

The Company and its real estate subsidiaries own approximately 1.3 million square feet of office and retail space and 1.4 million square feet of production facilities which are held primarily for lease to the Company's other business segments. The real estate subsidiaries also hold master leases in certain properties which are leased to the Company's operating segments. The Company's real estate subsidiaries also own a number of parking facilities, various developed and undeveloped properties, a residential apartment facility and an underground facility.

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

Item 4.    (Removed and Reserved)

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 10, 2011.

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

Thomas A. McDonnell, age 65, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984, and he served as President of the Company from 1973 through mid-2009 (except for a 30 month period beginning in 1984 and ending in 1987). He served as Treasurer of the Company beginning in 1973 and ending in 1995 and as Vice Chairman of the Board beginning in 1984 and ending in 1995. He is a director of Euronet Worldwide, Inc. and Kansas City Southern Industries, Inc. Within the past five years, he was also a director of Blue Valley Ban Corp., Garmin Ltd. and Commerce Bancshares, Inc.

Stephen C. Hooley, age 47, joined the Company in mid-2009 as its President and Chief Operating Officer. His responsibilities include U.S. Investment Recordkeeping Solutions, Automated Work Distributor products, information systems, product sales and marketing, data centers, and human resources. He served from 2004 through mid-2009 as President and Chief Executive Officer of Boston Financial Data Services ("Boston Financial"). In 2009, he began serving as non-executive Chairman of Boston Financial. Beginning in 2007, he has served as Chief Executive Officer of IFDS, L.P.

Jonathan J. Boehm, age 50, joined the Company in 1977. He became an Executive Vice President during 2009. Prior to his current position, he served since 1997 as Group Vice President—Mutual Funds Full Service. He is responsible for the Company's subsidiaries DST Health Solutions and Argus Health Systems.

Robert L. Tritt, age 55, joined the Company in 1977. He became Executive Vice President of DST's U.S. Investment Recordkeeping Solutions business in 2009. Prior to his current position, he served since 1989 as Group Vice President with responsibility for product development and customer relationships for remote processing mutual fund customers. He is responsible for the development and operations of the company's proprietary applications supporting recordkeeping for mutual fund shareholders, defined contribution retirement plans, and brokerage firms performing subaccounting of open end mutual funds. Additionally, he is responsible for both ASP (Remote) and Full Service customer operations using such applications.

Thomas R. Abraham, age 59, began serving in 2007 as Chief Executive Officer of DST Global Solutions, an indirect wholly-owned subsidiary. Prior to joining the Company, Mr. Abraham served at Citibank, N.A. from 2001 as Managing Director and Head of Strategic Solutions—Global Transaction Services.

Steven J. Towle, age 53, has served since 2004 as President and Chief Executive Officer of the Company's subsidiary DST Output. Prior to joining the Company, he was Boston Financial's President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000.

Gregg Wm. Givens, age 50, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Kenneth V. Hager, age 60, began serving the Company in 1988 as Vice President and Chief Financial Officer and in 1995 as Treasurer. He is responsible for the financial function of the Company.

Randall D. Young, age 54, joined the Company as a Vice President in 1995 and has served as Vice President, General Counsel and Secretary of the Company since 2002.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 22, 2011, there were approximately 34,500 beneficial owners of the Company's common stock.

The Company has historically retained its earnings for use in its business and did not pay dividends from its formation in 1995 through 2009. In 2010, the Company began paying cash dividends on its common stock. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. On February 24, 2011, DST's Board of Directors declared a cash dividend of $0.35 per share on its common stock. The dividend will be payable April 8, 2011, to shareholders of record at the close of business on March 18, 2011.

	Dividend		High	Low
2010
1st Quarter		$0.30	$45.62	$37.44
2nd Quarter			44.40	35.91
3rd Quarter			44.55	35.45
4th Quarter		0.30	46.37	41.79
2009
1st Quarter	$		$40.93	$25.89
2nd Quarter			39.26	35.01
3rd Quarter			47.31	34.95
4th Quarter			45.09	41.71

The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 31, 2010, was $44.35.

Stock Repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	124	(1)	$44.76	0	499,010	(2)
November 1 - November 30	113,264	(1)	$43.32	100,000	399,010	(2)
December 1 - December 31	63,191	(1)	$44.64	0	1,000,000	(2)

Total	176,579		$43.79	100,000	1,000,000

(1)
For the three months ended December 31, 2010, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 76,579 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 124 shares were purchased in October 2010, 13,264 shares were purchased in November 2010, and 63,191 shares were purchased in December 2010.

(2)
On December 8, 2010, DST's Board of Directors authorized the repurchase of an additional 600,990 shares under the existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2012. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

The following graph shows the changes in value since December 31, 2005 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies ("Peer Group")(2). The table following the graph shows the dollar value of those investments as of December 31, 2010 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

Comparison of Cumulative Five Year Total Return

	As of December 31,
	2005	2006	2007	2008	2009	2010
DST Systems, Inc	$100.00	$104.54	$137.79	$63.40	$72.69	$75.08
S&P MidCap 400 Index	100.00	110.32	119.12	75.96	104.36	132.16
Peer Group	100.00	113.21	113.62	82.40	102.03	114.11

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

	Years Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
	(dollars in millions, except per share amounts)
Operating revenues	$1,713.6	$1,595.4	$1,675.5	$1,695.4	$1,556.2
Out-of-pocket reimbursements(6)	614.9	622.5	609.9	607.1	679.6

Total revenues	2,328.5	2,217.9	2,285.4	2,302.5	2,235.8
Costs and expenses	1,848.5	1,813.2	1,813.6	1,828.0	1,800.6
Depreciation and amortization	135.4	130.4	125.3	130.6	129.9

Income from operations	344.6	274.3	346.5	343.9	305.3
Interest expense	(46.1)	(42.2)	(55.4)	(60.3)	(139.6)
Other income (expense), net	141.7	85.1	(15.5)	45.0	50.0
Gain on sale of Asurion and lock\line				998.0	52.8
Equity in earnings of unconsolidated affiliates	36.4	37.3	34.7	62.6	47.7

Income before income taxes and non-controlling interest	476.6	354.5	310.3	1,389.2	316.2
Income taxes	159.1	112.9	67.4	514.5	82.2

Net income	317.5	241.6	242.9	874.7	234.0
Net loss attributable to non-controlling interest	1.0

Net income attibutable to DST Systems, Inc.	$318.5	$241.6	$242.9	$874.7	$234.0

Basic earnings per share	$6.78	$4.87	$4.53	$13.80	$3.41
Diluted earnings per share	$6.73	$4.84	$4.21	$12.14	$3.17
Cash dividends per share of common stock	$0.60
Non-GAAP diluted earnings per share(7)	$4.43	$3.59	$3.71	$3.48	$2.96
Total assets	$3,339.4	$2,912.8	$2,509.4	$3,395.9	$3,119.1
Total debt	$1,209.4	$1,221.9	$1,435.3	$1,061.1	$1,441.2
Ratio of earnings to fixed charges(8)	8.6	7.6	5.1	18.1	2.9

(1)
In 2010, the Company recognized $73.4 million of contract termination payment operating revenues resulting from the early termination of two client processing agreements. In connection with the contract terminations, the company recorded $3.1 million of costs and expenses and asset impairment charges of $3.1 million which were recorded in depreciation and amortization expense. The aggregate income tax expense associated with the net contract termination payments was approximately $26.2 million. The Company recognized termination benefit expenses of $20.9 million associated with reductions in workforce, which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $8.2 million. The Company incurred expenses and net gains related to securities and other investments dispositions in 2010. Expenses were associated with a charitable donation of marketable securities in the amount of $10.2 million by the Investments and Other Segment, which was included in costs and expenses. The Company recorded $70.8 million of net gains on securities and other investments, which were included in other income (expense), net. The aggregate income tax expense associated with the expenses and net gains was approximately $19.7 million. The Company recognized dividend income from a private equity investment of $54.7 million which was included in other income (expense), net. The income tax expense associated with this dividend was approximately $12.6 million. The Company recognized a net loss, in the amount of $6.4 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income (expense), net. The income tax benefit associated with this net loss was approximately $2.4 million. The Company recognized an income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) resulting from the acquisition of dsicmm Group. Innovative Output Solutions Limited ("IOS") was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

(2)
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

(3)
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

(4)
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

(5)
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

(7)
Non-GAAP diluted earnings per share have been calculated by taking into account the impact of certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. A reconciliation of diluted earnings per share and non-GAAP diluted earnings per share is included below. In addition, a detailed description of the items removed from net income for the three years ended December 31, 2010 are included in Item 7, Use of Non-GAAP Financial Information.

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

Reconciliation of Reported Diluted Earnings per Share to non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2010	2009	2008	2007	2006
GAAP Diluted Earnings per Share	$6.73	$4.84	$4.21	$12.14	$3.17
Contract termination payments, net	(0.87)			(0.03)
Termination benefit expenses	0.27
Disposition of businesses				(8.56)	(0.40)
Business acquisitions		(0.85)
Net (gains) losses on securities and other investments	(0.87)	(0.21)	0.46	(0.02)	(0.15)
Dividends from private equity investment	(0.89)
Gain on sale of property			(0.01)	(0.10)
Loss (gain) on extinguishment of convertible debentures	0.09	(0.07)	(0.11)
Financing fee on the convertible debentures exchange and other debenture related interest costs		0.05			0.63
Equity in earnings of unconsolidated affiliates items		(0.05)		0.04	0.12
Other				0.06	(0.05)
Income tax items	(0.03)	(0.12)	(0.84)	(0.05)	(0.36)

Non-GAAP Diluted Earnings per Share	$4.43	$3.59	$3.71	$3.48	$2.96

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

The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts/members or transactions processed. The Company's mutual fund revenues are dependent upon the number of accounts or transactions processed. The Financial Services Segment's healthcare administration processing revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. Argus derives revenue from pharmacy claims processing services and from investment earnings related to client balances maintained by Argus. The Company also derives revenues from transfer agency asset balances invested and investment earnings related to customer cash balances maintained in Company investment accounts. The Company also licenses its business process management ("BPM") software, healthcare administration processing systems software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to certain clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users. The Financial Services Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income (expense), net.

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

Significant Events

Acquisition of dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of IOS stock. Prior to closing the transaction, IOS held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owns approximately 70.5% of IOS and the remaining 29.5% is owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest.

dsicmm provides integrated print and communication solutions in the U.K. DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

The Company has not yet finalized its accounting for the acquired assets of dsicmm; when finalized, it is possible that net assets acquired will be adjusted. DST has preliminarily recognized identifiable intangible assets (comprised of customer relationships of $11.0 million and proprietary software of $4.7 million) and goodwill, resulting from the acquisition. DST estimates annual amortization for acquired dsicmm intangible assets will be approximately $2.4 million.

Loss of Output Solutions client

An Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing on April 30, 2010. DST received a contract termination payment of approximately $63.0 million in connection with this termination.

Debt activities

During 2010, the Company entered into a new $600 million revolving credit agreement in April and renewed and increased its revolving promissory note with BFDS from $100 million to $140 million in October. Both of these revolving credit facilities mature on July 1, 2013. In August, the Company issued $370 million of Senior Notes with a weighted average interest rate and life of 5.06% and 8.25 years, respectively. After issuing the Senior Notes, the Company called and redeemed the Series A and Series B senior convertible debentures, fully retiring these series of debentures. During 2010, the Company paid $498.5 million to repurchase or redeem Series A, B and C senior convertible debentures. As of December 31, 2010, $94.1 million of aggregate principal remains outstanding on the Series C senior convertible debentures. In May, the Company renewed its accounts receivable securitization program, which matures on May 19, 2011, and decreased the maximum size of the program from $175 million to $150 million. The Company entered into a new $50 million equipment credit facility with a vendor that can be used for equipment, software and service purchases from the vendor during the draw period, which ends on December 31, 2012.

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

Workforce Reduction

On January 29, 2010, DST implemented a plan to reduce its workforce during 2010. This plan was necessitated by the extended economic downturn which negatively impacted the financial services industry. The plan resulted in a reduction of approximately 7% of the employee workforce, affecting all DST domestic and international business units. As a result of this workforce reduction, the Company incurred a pre-tax charge in 2010 of approximately $20.9 million in connection with its payment of related termination benefits. The plan was completed in December 2010.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity, or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

The Company believes that its guarantee arrangements will not have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, capital expenditures, capital resources, liquidity or results of operations. These arrangements are described in Note 13 to the consolidated financial statements included in Item 8 of this report.

In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on its syndicated real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010. This interest rate swap qualifies as a derivative instrument.

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2010 and 2009, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $5.0 million and $1.9 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2010 and 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

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

In addition, the Company has $94.1 million of convertible senior debentures outstanding at December 31, 2010. The debentures are convertible under specified circumstances into shares of the Company's common stock.

New Authoritative Accounting Guidance

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Under this "if converted" method, GAAP diluted earnings per share would have been $5.95 and $4.15 (versus GAAP reported earnings of $6.73 and $4.84) for the year ended December 31, 2010 and 2009, respectively. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance. Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company's diluted earnings per share calculation. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting guidance.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration is allocated to each unit based on the unit's proportion of the fair value of all the units in the arrangement. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

The Company's standard business practice is to bill monthly for development, consulting and training services on a time and materials basis. In some cases the Company bills a fixed fee for development and consulting services. For fixed fee arrangements, the Company recognizes revenue on a "percentage of completion" basis.

The Company derives less than 10% of its revenues from licensing products. The Company licenses its asset management products and its AWD (BPM) product generally to non-mutual fund customers and international customers, its healthcare administration processing software solutions to domestic customers and its customer billing software solution products to international and domestic customers. Perpetual software license revenues are recognized at the time the contract is signed, the software is delivered and no future software obligations exist. Deferral of software license revenue billed results from delayed payment provisions, disproportionate discounts between the license and other services or the inability to unbundle certain services. Term software license revenues are recognized ratably over the term of the license agreement.

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

At December 31, 2010, the Company had $847.6 million of long-lived and intangible assets and goodwill on its Consolidated Balance Sheet.

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

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires the Company to designate its investments as trading or available-for-sale. At December 31, 2010, the Company had approximately $905.8 million of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2010, the Company's available-for-sale securities had gross unrealized holding gains of $555.7 million, gross unrealized holding losses of $0.6 million and unrealized gains from foreign currency exchange rates of $23.3 million.

The impact of a 10% change in fair value of the Company's available-for-sale investments would be approximately $55.5 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The equity method of accounting is used for investments in corporations in which the Company or its subsidiaries have at least a 20% voting interest and significant influence but does not control, and for all investments in partnerships and similar interests which the Company has at least 5% ownership and does not control. The Company classifies these investments as unconsolidated affiliates. Under the equity method, the Company recognizes income or losses from its pro-rata share of these unconsolidated affiliates' net income or loss, which changes the carrying value of the investment of the unconsolidated affiliate. In certain cases, pro-rata losses are recognized only to the extent of the Company's investment and advances to the unconsolidated affiliate.

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

 Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Revenues
Operating revenues
Financial Services	$1,156.7	$1,115.2	$1,142.7
Output Solutions	564.1	482.3	528.2
Investments and Other	57.8	59.4	61.8
Elimination Adjustments	(65.0)	(61.5)	(57.2)

	1,713.6	1,595.4	1,675.5

% change from prior year	7.4%	(4.8)%	(1.2)%
Out-of-pocket reimbursements
Financial Services	44.6	54.3	72.6
Output Solutions	575.8	571.5	537.2
Investments and Other	0.4	0.7	0.7
Elimination Adjustments	(5.9)	(4.0)	(0.6)

	614.9	622.5	609.9

% change from prior year	(1.2)%	2.1%	0.5%
Total revenues	$2,328.5	$2,217.9	$2,285.4

% change from prior year	5.0%	(3.0)%	(0.7)%
Income from operations
Financial Services	$273.6	$248.6	$304.0
Output Solutions	78.8	22.7	36.7
Investments and Other	0.1	10.7	13.4
Elimination Adjustments	(7.9)	(7.7)	(7.6)

	344.6	274.3	346.5
Interest expense	(46.1)	(42.2)	(55.4)
Other income (expense), net	141.7	85.1	(15.5)
Equity in earnings of unconsolidated affiliates	36.4	37.3	34.7

Income before income taxes and non-controlling interest	476.6	354.5	310.3
Income taxes	159.1	112.9	67.4

Net income	317.5	241.6	242.9
Net loss attributable to non-controlling interest	1.0

Net income attributable to DST Systems, Inc.	$318.5	$241.6	$242.9

Basic earnings per share	$6.78	$4.87	$4.53
Diluted earnings per share	$6.73	$4.84	$4.21
Non-GAAP diluted earnings per share	$4.43	$3.59	$3.71
Cash dividends per share of common stock	$0.60

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) increased $110.6 million or 5.0% during the year ended December 31, 2010 as compared to December 31, 2009 and decreased $67.5 million or 3.0% during the year ended December 31, 2009 as compared to December 31, 2008. Consolidated operating revenues increased $118.2 million or 7.4% in 2010 as compared to 2009 and decreased $80.1 million or 4.8% in 2009 as compared to 2008. The increase in consolidated operating revenues during 2010 was attributable to increases of $41.5 in Financial Services and $81.8 million in Output Solutions, both as compared to 2009. In 2010, the Company received a contract termination payment for a subaccounting client of $10.4 million ($9.1 million in the Financial Services Segment and $1.3 million in the Output Solutions Segment). In addition, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions operating revenues, terminated its contract and internalized its bill production processing in April 2010, which resulted in a contract termination payment to the Company of approximately $63.0 million. In addition, the Company acquired dsicmm Group Limited ("dsicmm"), a provider of print/mail services in the U.K., on July 30, 2010, which contributed $44.1 million of operating revenues to the Output Solutions Segment post acquisition. The consolidation of Argus Health Systems ("Argus") for a full year in 2010 versus nine months in 2009 increased operating revenues by approximately $26.0 million. Excluding contract termination payments of $9.1 million in Financial Services and $64.3 million in Output Solutions, Output Solutions operating revenues resulting from the acquisition of dsicmm of $44.1 million and net incremental Financial Services operating revenues of $26.0 million resulting from consolidating Argus for a full year in 2010, but only nine months in 2009, consolidated operating revenues during 2010 decreased $25.3 million or 1.6%, compared to the same period in 2009. On this basis, Financial Services Segment operating revenues increased $6.4 million or 0.6% and Output Solutions decreased $26.6 million or 5.5% during 2010 as compared to 2009. On this basis, the increase in Financial Services operating revenues is attributable to changes in foreign currency rates which increased operating revenues by approximately $10.2 million and higher DST Global Solutions and Argus revenues, partially offset by lower revenues from DST Health Solutions and U.S. Investment Recordkeeping. On this basis, the decrease in Output Solutions operating revenues resulted from the loss of revenues from a terminated telecommunications client in April 2010, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed, partially offset by an increase in revenues of $3.8 million attributable to changes in foreign currency rates.

The $80.1 million decrease in consolidated operating revenues during 2009 was attributable to declines of $45.9 million in Output Solutions and $27.5 million in Financial Services, both as compared to 2008. The declines in Output Solutions reflect lower images produced, lower revenue per unit (packages and images) processed and the effects of changes in foreign currency exchange rates. Absent $74.9 million of net incremental operating revenues resulting from both the consolidation of Argus and a full year of BlueDoor Technologies ("BlueDoor"), Financial Services operating revenues decreased $102.4 million during 2009 as compared to 2008. On this basis, the declines in Financial Services resulted from lower international revenues from decreased demand for professional services and changes in foreign currency exchange rates, reductions in revenues from U.S. Investment Recordkeeping Solutions, lower DST Health Solutions professional services revenues, AWD software license revenues and lower data processing support revenue.

Consolidated OOP reimbursements decreased $7.6 million or 1.2% in 2010 as compared to 2009 and increased $12.6 million or 2.1% in 2009 as compared to 2008. The net decrease in consolidated OOP reimbursement revenue in 2010 was primarily due to a $9.7 million reduction in Financial Services OOP reimbursements due to lower volumes, partially offset by an increase in Output Solutions OOP reimbursements of $4.3 million, attributable to $15.2 million of dsicmm revenues, which were partially offset by lower processing volumes and the client loss described above. The increase in consolidated OOP reimbursement revenue in 2009 was primarily due to an increase in the number of clients where Output Solutions procures postage on behalf of the client.

Income from operations

Consolidated income from operations increased $70.3 million or 25.6% to $344.6 million during the year ended December 31, 2010 as compared to 2009 and decreased $72.2 million or 20.8% to $274.3 million during the year ended December 31, 2009 as compared to 2008. U.S. income from operations increased $43.3 million or 14.4% in 2010 as compared to 2009 and decreased $56.5 million or 15.8% in 2009 as compared to 2008. International income from operations increased $27.0 million or

103.1% in 2010 as compared to 2009 and decreased $15.7 million or 151.7% in 2009 as compared to 2008. The $70.3 million increase in consolidated income from operations is attributable to $25.0 million in Financial Services and $56.1 million in Output Solutions. Absent the contract termination payments of $9.1 million in Financial Services and $64.3 million in Output Solutions, expenses associated with client contract terminations of $6.2 million ($4.6 million in Output Solutions and $1.6 million in Financial Services), termination benefit costs of $20.9 million related to an announced reduction in workforce ($14.3 million in Financial Services and $6.6 million in Output Solutions) and a $10.2 million charitable donation of marketable securities by the Investment and Other Segment, consolidated income from operations increased $34.2 million or 12.5% during 2010 as compared to 2009. On this basis, Financial Services income from operations increased $31.8 million or 12.8% to $280.4 million for 2010 from higher revenues and lower operating expenses. On this basis, Output Solutions income from operations increased $3.0 million or 13.2% to $25.7 million for 2010 from lower operating expenses, partially offset by lower operating revenues in North America and the consolidation of $5.1 million of operating losses from dsicmm in 2010.

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

Interest expense

Interest expense was $46.1 million, $42.2 million and $55.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense increased during 2010 primarily from higher weighted average interest rates on the Company's syndicated revolving credit facility which was renewed on April 16, 2010 and the privately placed senior notes issued in August 2010, and from recording accounts receivable securitization program costs as interest expense beginning January 1, 2010, partially offset by lower average debt balances during 2010. Interest expense decreased $13.2 million during 2009, as compared to 2008, attributable to lower average interest rates and lower average debt balances, partially offset by $4.7 million of financing costs associated with the Series A for Series C convertible senior debentures exchange transactions that occurred in fourth quarter 2009.

Other income (expense), net

The components of other income (expense) are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Net realized gains from the disposition of available-for-sale securities	$67.0	$46.0	$32.1
Other than temporary impairments / unrealized losses on available-for-sale securities	(1.3)	(27.3)	(53.1)
Net gains (losses) on private equity funds and other investments	5.1	(1.8)	(20.8)
Gain (loss) on extinguishment of senior convertible debentures	(6.4)	5.9	10.8
Dividend income from a private equity investment	54.7
Dividend income	10.1	10.4	24.6
Interest income	5.6	5.7	7.4
Gain on equity interest in Argus Health Systems		41.7
Miscellaneous items	6.9	4.5	(16.5)

Other income (expense), net	$141.7	$85.1	$(15.5)

Other income (expense), net was income of $141.7 million and $85.1 million during the years ended December 31, 2010 and 2009, respectively, and expense of $15.5 million during the year ended December 31, 2008.

Net realized gains from disposition of available-for-sale securities were $67.0 million, $46.0 million and $32.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Included in the $67.0 million of net realized gains during 2010 is a $42.5 million gain from the disposition of approximately 7.3 million shares of Computershare Ltd and $24.5 million of net realized gains from the disposition of other securities. Included in the $46.0 million of net realized gains during 2009 are $31.5 million of gains from the disposition of approximately 7.3 million shares of Computershare Ltd. and $14.5 million of net realized gains from the disposition of other securities. The Company holds 15.0 million shares of Computershare Ltd. at December 31, 2010.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary. During the years ended December 31, 2010, 2009 and 2008, the Company recorded impairments of $1.3 million, $27.3 million and $53.1 million, respectively. The decrease in impairments compared to 2009 is from improved financial market conditions.

The Company recorded a net gain on private equity funds and other investments of $5.1 million during the year ended December 31, 2010 and a net loss from these investments during 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company recorded $1.8 million and $20.8 million, respectively, of net impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The Company recorded $6.4 million in net losses on the repurchase of senior convertible debentures during the year ended December 31, 2010 and $5.9 million and $10.8 million in net gains during the years ended December 31, 2009 and 2008, respectively.

The Company recorded dividend income from a private equity investment of $54.7 million during the year ended December 31, 2010. The gross amount of the cash dividends was $57.7 million, but approximately $3.0 million of the dividend was applied to the Company's cost basis investment.

The Company receives dividend income from certain investments held, including its investments in State Street and Computershare common stock. Dividend income was $10.1 million, $10.4 million and $24.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. Dividends from State Street common stock were $0.4 million for both 2010 and 2009, respectively, and $10.6 million during 2008. State Street reduced its quarterly dividend in first quarter 2009 to $0.01 per share as compared to $0.24 per share in fourth quarter 2008 which resulted in $10.2 million of lower dividend income for DST during 2009. In addition, approximately $4.0 million of lower dividend income from other investments was recorded during 2009 as compared to 2008, attributable to a reduction of dividends in other available-for-sale securities held. The sale of approximately 7.3 million shares of Computershare Ltd. in both 2010 and 2009, is expected to have a negative impact on the Company's future dividend income.

Interest income was $5.6 million, $5.7 million and $7.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. The $1.7 million decrease in interest income in 2009, as compared to 2008, is attributable to lower amounts of short-term investments and lower interest rates.

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

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company's accounts receivable securitization program during 2009 and 2008, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items. Miscellaneous items had income of $6.9 million and $4.5 million during the years ended December 31, 2010 and 2009, respectively, and a loss of $16.5 million during the year ended December 31, 2008. The increase in Miscellaneous items from 2010 to 2009 is primarily attributable to the absence of accounts receivable securitization program costs which are now recorded in interest expense beginning January 1, 2010, partially offset by lower unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an decrease in costs and expenses). Miscellaneous items income increased $21.0 million during 2009 as compared to 2008. The increase in Miscellaneous other income items from 2009 to 2008 is primarily attributable to unrealized appreciation on marketable securities designated as trading (the effect of which is offset in the Financial Services Segment as an increase in costs and expenses), partially offset by $0.8 million associated with renewal fees incurred upon renewing the accounts receivable securitization program.

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2010	2009*	2008
BFDS	$14.8	$12.1	$16.4
IFDS U.K.	15.9	9.2	10.6
IFDS L.P.	6.2	10.9	5.8
Argus		(1.5)	0.7
Other	(0.5)	6.6	1.2

	$36.4	$37.3	$34.7

*
Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

For the year ended December 31, 2010, DST's equity in earnings of unconsolidated affiliates was $36.4 million, a decrease of $0.9 million as compared to 2009, primarily attributable to lower equity in earnings of other unconsolidated affiliates and IFDS, L.P., partially offset by higher equity in earnings of IFDS U.K. and BFDS. For the year ended December 31, 2009, DST's equity in earnings of unconsolidated affiliates was $37.3 million, an increase of $2.6 million as compared to 2008, attributable to increases at IFDS L.P. and other unconsolidated affiliates, partially offset by decreased earnings at BFDS and IFDS U.K. DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus' results into DST's consolidated financial statements.

DST's equity in earnings of BFDS increased $2.7 million during the year ended December 31, 2010 as compared to 2009. The increase is attributable to lower occupancy costs from vacating a facility in 2009, lower bank fees, improvements in operations and the release of a previously established income tax valuation allowance, partially offset by decreased revenues from lower levels of shareowner accounts serviced. DST's equity in earnings of BFDS decreased $4.3 million during the year ended December 31, 2009 as compared to 2008. The decline in earnings is primarily attributable to lower investment earnings resulting principally from lower interest rates on cash balances maintained by BFDS on behalf of customers, lease abandonment costs of approximately $1.7 million (DST's share) incurred in 2009 associated with consolidating operational facilities and higher bank fees, partially offset by lower compensation and benefit related costs from lower staffing levels and from improvements in operations. Average daily balances invested by BFDS were $997.3 million and $856.2 million during the years ended December 31, 2010 and 2009, respectively. Average interest rates earned on the balances declined from 0.22% in 2009 to 0.18% in 2010. The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during 2010.

DST's equity in earnings of IFDS U.K. increased $6.7 million during the year ended December 31, 2010, as compared to 2009. The increase in equity in earnings is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations. Accounts serviced by IFDS U.K. were 7.1 million at December 31, 2010, an increase of 0.5 million accounts or 7.6% from December 31, 2009. DST's equity in earnings of IFDS U.K. decreased $1.4 million during the year ended December 31, 2009, as compared to 2008. The decrease is attributable to the foreign currency exchange effects between the U.S. Dollar and British Pound, partially offset by higher shareowner processing revenues from higher accounts serviced and increased operating efficiencies. Accounts serviced by IFDS U.K. were 6.6 million at December 31, 2009, an increase of 0.7 million accounts or 11.9% from December 31, 2008.

DST's equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $4.7 million during the year ended December 31, 2010, as compared to 2009. Absent a $4.5 million gain (DST's share) in 2009 from the consolidation of an equity method investment by IFDS L.P., as the existing investment was remeasured to fair value upon consolidation, DST's equity in earnings of IFDS L.P. decreased $0.2 million in 2010 as compared to 2009, attributable to lower earnings at IFDS Ireland and Luxembourg, partially offset by improvements in the Canadian operations. Accounts serviced by IFDS Canada were 10.7 million at December 31, 2010, an increase of 0.5 million accounts or 4.9% from December 31, 2009. DST's equity in earnings of IFDS L.P. increased $5.1 million during the year ended December 31, 2009, as compared to 2008, mostly attributable to the $4.5 million gain mentioned above. Absent this $4.5 million gain, equity in earnings of IFDS L.P. increased $0.6 million during 2009 as compared to 2008. On that basis, the increase is attributable to the foreign currency exchange effects between the U.S. dollar, the Canadian dollar and other currencies. Accounts serviced by IFDS Canada were 10.2 million at December 31, 2009, a decrease of 0.4 million accounts or 3.8% from December 31, 2008.

The Other category in the unconsolidated affiliates table above includes principally real estate joint ventures. Equity in earnings of other unconsolidated affiliates was a loss of $0.5 million during the year ended December 31, 2010, a decrease of $7.1 million as compared to 2009, attributable to unfavorable market conditions in 2010 for the Company's broker/dealer investment. Equity in earnings of other unconsolidated affiliates was $6.6 million during the year ended December 31, 2009, an increase of $5.4 million as compared to 2008, attributable to improvements in operations and improved market conditions for the Company's broker/dealer investment.

Income taxes

The Company's effective tax rate was 33.4%, 31.8% and 21.7% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company's income tax rate for 2010 included a benefit from a dividend received deduction on approximately 50% of a $57.7 million cash dividend received from a private equity investment. In addition, the release of $2.3 million of international valuation allowance against certain international deferred tax assets, which resulted from the acquisition of dsicmm Group Limited, lower levels of international operating losses requiring valuation allowances and higher benefits from foreign tax credits favorably impacted the Company's tax rate in 2010.

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

The tax rates in each of the three years ended December 31, 2010 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 36.0% in 2011. The 2011 tax rate can be affected as a result of variances among the estimates and amounts of 2011 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company's assessment of its liability for uncertain tax positions.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues of $1,201.3 million increased $31.8 million or 2.7% in 2010 as compared to 2009. Financial Services Segment operating revenues of $1,156.7 million increased $41.5 million or 3.7% in 2010 as compared to 2009. U.S. Financial Services operating revenues increased $25.1 million or 2.5% to $1,039.1 million in 2010 as compared to 2009. As mentioned above, a client terminated its processing contract in connection with a corporate merger and converted approximately 5.0 million subaccounts to a non-DST subaccounting platform during 2010. DST received a termination payment of approximately $10.4 million ($9.1 million was recorded in Financial Services and $1.3 million was recorded in Output Solutions) and incurred approximately $1.6 million of costs in connection with the contract termination, resulting in a $8.8 million net pretax gain associated with this event. Absent the $9.1 million client contract termination payment mentioned above and $26.0 million of net incremental operating revenues from consolidating Argus for a full year in 2010 versus nine months in 2009, Financial Services operating revenues for 2010 increased $6.4 million or 0.6% as compared to 2009. On this basis, the increase in Financial Services operating revenues is attributable to changes in foreign currency rates which increased operating revenues by approximately $10.2 million and higher DST Global Solutions and Argus revenues, partially offset by lower revenues from DST Health Solutions and U.S. Investment Recordkeeping.

Revenues of DST Global Solutions increased during 2010 from changes in foreign currency exchange rates, higher professional services and higher software license revenues. Argus revenues increased from higher fees per pharmacy claim paid and increased pharmacy claims related services. DST Health Solutions experienced lower demand for professional services and lower volumes of transaction processing, partially offset by higher software license revenues. Absent the $9.1 million contract termination payment mentioned above, operating revenues for U.S. Investment Recordkeeping Solutions during 2010 were lower than for the same period in 2009 attributable to decreased shareowner processing revenues from lower levels of registered accounts, partially offset by increased revenues from higher retirement participant recordkeeping services, higher volumes of subaccounts serviced and higher distribution support solutions volumes. Financial Services Segment operating revenues from international operations for 2010 increased $16.4 million or 16.2% to $117.6 million, primarily from the change in foreign currency exchange rates compared to the same period in 2009 and from higher professional services.

Financial Services Segment total revenues of $1,169.5 million decreased $45.8 million or 3.8% in 2009 as compared to 2008. Financial Services Segment operating revenues of $1,115.2 million decreased $27.5 million or 2.4% in 2009 as compared to 2008. U.S. Financial Services operating revenues increased $13.3 million or 1.3% to $1,014.0 million in 2009 as compared to 2008. Absent $68.2 million of net incremental operating revenues resulting from the consolidation of Argus on March 31, 2009, U.S. Financial Services operating revenues decreased $54.9 million during 2009 as compared to 2008. On this basis, the decrease in U.S. Financial Services operating revenues is attributable to lower U.S. Investment Recordkeeping Solutions revenues, lower DST Health Solutions professional services revenues, lower AWD software license revenues and lower data processing support services.

The net decrease in mutual fund shareowner processing service revenues during 2009 resulted from lower levels of registered accounts serviced, including the deconversion of a full-service mutual fund client which occurred during second quarter 2009, and lower TRAC participants processed (principally from a client internalizing its participant accounting operations at the end of third quarter 2008), which were partially offset by higher levels of subaccounts serviced. The decrease in DST Health Solutions professional services revenue is attributable to lower client demand for professional services, the expiration of a client processing agreement in mid 2009 and from the 2008 recognition of $2.5 million of previously deferred professional services revenues. The decline in AWD software license fees is primarily attributable to lower demand in 2009. Data processing support revenues decreased by approximately $5.0 million due to the expiration of a contract in June 2008. Financial Services Segment operating revenues from international operations for 2009 decreased $40.8 million or 28.7% to $101.2 million. Professional services provided to international financial services clients decreased from continued lower demand for these services and from changes in foreign currency exchange rates, which reduced operating revenues by approximately $11.8 million, as compared to 2008. The decrease of international operating revenues was partially offset by $6.7 million of incremental operating revenues from the acquisition of BlueDoor.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management—BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing). Operating revenues include approximately $45.9 million of software license fee revenues for the year ended December 31, 2010, an increase of $3.6 million as compared to 2009. The 2010 increase is primarily due to higher investment management and medical claims software license revenues, partially offset by lower AWD software license revenues. Operating revenues include approximately $42.3 million of software license fee revenues for the year ended December 31, 2009, a decrease of $10.0 million as compared to 2008. The 2009 decrease is primarily due to lower AWD and investment management software license fee revenues. While license revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2010 were $848.3 million, an increase of $7.7 million as compared to 2009. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs. Reimbursable operating expenses included in costs and expenses were $44.6 million for the year ended December 31, 2010, a decrease of $9.7 million as compared to 2009. Excluding reimbursable operating expenses, costs and expenses of Argus during the three months ended March 31, 2010 of $27.6 million, termination benefit expenses of $14.3 million related to a reduction in force and expenses incurred in connection with terminating a client contract mentioned above of $1.6 million, costs and expenses decreased $26.1 million or 3.3% to $760.2 million during 2010. On this basis, the decrease in costs and expenses is attributable to lower compensation and benefit related costs from lower staffing levels, lower deferred compensation costs of $1.9 million (the effect of which is offset in other non-operating income), partially offset by higher costs from foreign currency exchange effects of approximately $9.8 million.

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

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the year ended December 31, 2010 was $79.4 million, a decrease $0.9 million or 1.1% as compared to 2009. The decrease in depreciation and amortization is primarily related to a $2.5 million impairment of internally developed software in 2009, partially offset by higher purchase accounting amortization expense from a full year of Argus in 2010.

Financial Services Segment depreciation and amortization expense for the year ended December 31, 2009 was $80.3 million, a decrease of $0.3 million or 0.4% as compared to 2008. Incremental depreciation and amortization costs attributable to the consolidation of Argus and the acquisition of BlueDoor were $6.9 million for 2009. Excluding incremental costs of Argus and BlueDoor, depreciation and amortization decreased $7.2 million during 2009. On that basis, the decrease in depreciation and amortization is attributable to certain assets becoming fully depreciated in 2009, the Company's use of accelerated depreciation methods and lower costs associated with foreign currency exchange effects, partially offset by a $2.5 million impairment of international internally developed software recorded in 2009.

Income from operations

Financial Services Segment income from operations was $273.6 million, an increase of $25.0 million or 10.1% as compared to 2009. Excluding the impact of 2010 termination benefit expenses of $14.3 million, contract termination revenues of $9.1 million and costs associated with this contract termination of $1.6 million, income from operations increased $31.8 million to $280.4 million for 2010 as compared to 2009. On this basis, Financial Services income from operations increased from higher revenues and lower operating expenses, principally personnel related costs from the reduction in force. In addition, Financial Services incurred approximately $1.9 million of lower deferred compensation costs in 2010 as compared to 2009.

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

Financial Services Segment Account Statistics

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Registered Accounts
Beginning balance	109.9	111.2	117.2
New client conversions	1.7	1.6	2.6
Subaccounting conversions	(12.3)	(3.2)	(6.4)
Conversions to non-DST platforms		(0.6)
Organic growth (decline)	0.1	0.9	(2.2)

Ending balance	99.4	109.9	111.2

Subaccounts
Beginning balance	11.2	8.9	1.9
New client conversions	2.8	1.0	6.8
Conversions from DST's registered accounts	4.6	0.9	1.1
Conversions to non-DST platforms	(5.0)
Organic growth (decline)	0.7	0.4	(0.9)

Ending balance	14.3	11.2	8.9

Total	113.7	121.1	120.1

Total shareowner accounts serviced at December 31, 2010 were 113.7 million, a decrease of 7.4 million accounts or 6.1% as compared to December 31, 2009. Total shareowner accounts serviced at December 31, 2009 were 121.1 million, an increase of 1.0 million accounts or 0.8% as compared to December 31, 2008.

Registered accounts serviced at December 31, 2010 decreased 10.5 million accounts or 9.6% from the comparable amount at December 31, 2009. Registered accounts serviced at December 31, 2009 decreased 1.3 million accounts or 1.2% from the comparable amount at December 31, 2008.

Tax-advantaged accounts were 44.6 million at December 31, 2010, a decrease of 1.7 million accounts or 3.7% as compared to December 31, 2009. The decrease in tax-advantaged accounts during 2010 is primarily attributable to a DST client's loss of a state's Section 529 program to a competitor who is not a DST client. Tax-advantaged accounts were 46.3 million at December 31, 2009, an increase of 0.5 million accounts or 1.1% as compared to December 31, 2008. The increase is primarily attributable to net organic growth in existing client accounts. Tax-advantaged accounts represent 44.9% of total registered accounts serviced at December 31, 2010 as compared to 42.1% at December 31, 2009.

Subaccounts serviced at December 31, 2010 increased 3.1 million accounts or 27.7% from the comparable amount at December 31, 2009. Subaccounts serviced at December 31, 2009 increased 2.3 million accounts or 25.8% from the comparable amount at December 31, 2008. Revenues from subaccounting services are generally based on the number of subaccounts serviced and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

At December 31, 2010, the Company had new client commitments representing approximately 0.3 million registered accounts which are expected to convert to TA2000 in 2011.

As previously announced, an existing subaccounting client with approximately 0.6 million subaccounts intends to terminate its processing contract in connection with a corporate merger and convert to a non-DST subaccounting platform in first quarter 2011.

Projections of registered accounts converting to subaccounts are based on information obtained from DST's clients and are subject to change. Based on information provided by its clients, the Company currently expects the subaccounting trend to continue in 2011 and conversions of registered accounts to subaccounts in 2011 are expected to approximate the levels experienced in 2010. The Company's current outlook for 2011 includes the expectation that a client managing a single state Section 529 plan will permit a single brokerage firm to subaccount approximately 0.8 million registered Section 529 plan accounts. The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors. Actual results could differ from the Company's estimates.

The following table summarizes changes in defined contribution participants serviced (in millions):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Defined Contribution Participants
Beginning balance	4.2	3.7	4.8
New client conversions	0.5	0.5
Client deconversions			(1.0)
Organic growth (decline)	(0.2)		(0.1)

Ending balance	4.5	4.2	3.7

Defined contribution ("DC") participants represent the number of active participants processed on DST's TA2000/TRAC platform. DC participants were 4.5 million at December 31, 2010, an increase of 0.3 million or 7.1% from December 31, 2009 attributable to new client conversions. DC participants were 4.2 million at December 31, 2009, an increase of 0.5 million or 13.5% from December 31, 2008. The Company has previously reported new client commitments that will convert approximately 1.4 million new participants from 2011 through 2013, including 0.6 million in the second half of 2011.

Pharmacy claims paid by Argus were 380.4 million for the year ended December 31, 2010. Pharmacy claims paid by Argus were 285.0 million from March 31, 2009 (acquisition date) through December 31, 2009.

DST Health Solutions covered lives were 22.9 million at December 31, 2010, a decrease of 0.6 million lives or 2.6% as compared to December 31, 2009. Covered lives were 23.5 million at December 31, 2009, an increase of 0.1 million or 0.4% as compared to December 31, 2008.

Active U.S. AWD workstations were 163,500 at December 31, 2010, an increase of 2,500 as compared to December 31, 2009. Active U.S. AWD workstations were 161,000 at December 31, 2009, an increase of 1,400 as compared to December 31, 2008. Active international AWD workstations were 32,400 at December 31, 2010, a decrease of 0.3% as compared to December 31, 2009. Active international AWD workstations were 32,500 at December 31, 2009, a decrease of 8.7% as compared to December 31, 2008.

 OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues were $1,139.9 million and $1,053.8 million for the years ended December 31, 2010 and 2009, respectively. Operating revenues increased $81.8 million or 17.0% to $564.1 million for the year ended December 31, 2010 as compared to 2009. On July 30, 2010, the Company, through its wholly-owned U.K. subsidiary Innovative Output Solutions ("IOS") acquired dsicmm Group Limited ("dsicmm"), a provider of print/mail services in the U.K., for cash and the issuance of IOS stock. After completion of the transaction, DST owns approximately 70.5% of IOS and the remaining 29.5% is owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest. Operating revenues from dsicmm post acquisition were $44.1 million. As mentioned above, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production processing on April 30, 2010, which resulted in a contract termination payment to the Company of approximately $63.0 million. Output Solutions received a $1.3 million contract termination payment in third quarter 2010 after a subaccounting client terminated its processing agreement. Absent $64.3 million of operating revenues from termination payments and $44.1 million of operating revenues from the dsicmm acquisition, Output Solutions operating revenues for 2010 decreased $26.6 million or 5.5% to $455.7 million, as compared to 2009. On this basis, the decrease in Output Solutions operating revenues resulted from the loss of revenues from a terminated telecommunications client in April 2010, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed, partially offset by an increase in revenues of $3.8 million attributable to changes in foreign currency rates.

Output Solutions Segment total revenues were $1,053.8 million and $1,065.4 million for the years ended December 31, 2009 and 2008, respectively. Operating revenues decreased $45.9 million or 8.7% to $482.3 million for the year ended December 31, 2009 as compared to 2008. The decrease in operating revenues was primarily due to lower images produced, lower revenue per unit (packages and images) processed and the effects of changes in foreign currency exchange rates. The decrease in revenue per unit is attributable to higher relative volumes from clients with lower unit pricing. In addition, foreign currency exchange effects of approximately $7.7 million contributed to the decrease in revenues. Out-of-pocket revenues increased $34.3 million or 6.4% to $571.5 million during the year ended December 31, 2009 as compared to 2008 principally from an increase in the number of clients where Output Solutions procures postage on behalf of the client.

Excluding operating volume information for dsicmm, images produced were 11.1 billion, 12.9 billion and 13.6 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Images produced decreased 1.8 billion in 2010 as compared to 2009, primarily attributable to the loss of a telecommunications client and from lower images from existing clients, partially offset by images from new clients. Images produced decreased 0.7 billion in 2009 as compared to 2008, principally from lower volumes from existing clients, reduced amounts of transaction information included on invoices and a special privacy notice completed in 2008 that did not recur in 2009, partially offset by new client volumes.

Excluding operating volume information for dsicmm, items mailed were 2.3 billion, 2.4 billion and 2.3 billion during the years ended December 31, 2010, 2009 and 2008. Items mailed are reflective of the number of our clients' underlying accounts/subscribers/customers who receive their communications via paper. The decrease for 2010 is primarily the result of the telecommunications client loss mentioned above, partially offset by volumes from new clients. The increase for 2009 is due to new client volumes, partially offset by lower volumes from existing clients and a special privacy notice completed in 2008 that did not recur in 2009.

Output Solutions received a new client commitment in North America representing, when fully transitioned, approximately 98 million of aggregate packages annually, based on current volume levels. Production for this new client is expected to begin in third quarter 2011. Full conversion of all applications for this client is expected to be completed by the end of first quarter 2012.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2010 increased $23.7 million or 2.4% to $1,013.3 million as compared to 2009. Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $575.8 million during the year ended December 31, 2010, an increase of $4.3 million or 0.8% as compared to 2009, attributable to $15.2 million of dsicmm OOP reimbursement revenues, partially offset by lower volumes of existing clients. Excluding non-dsicmm reimbursable operating expenses of $560.6 million, total costs and expenses from dsicmm of $60.6 million, termination benefit expenses of $6.6 million related to a reduction in force and termination benefit expenses associated with an Output Solutions contract termination of $1.5 million, costs and expenses decreased $34.1 million or 8.2% during the year ended December 31, 2010 to $384.0 million. On this basis, the decrease in cost and expenses is attributable to lower material costs, lower compensation and benefit related costs from reduced staffing levels and lower leased equipment costs from the continued implementation of owned digital print technologies, partially offset by higher costs related to the effect of foreign currency exchange rates of approximately $2.2 million.

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

Depreciation and amortization

Output Solutions Segment depreciation and amortization was $47.8 million, $41.5 million and $38.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Excluding the asset impairment charge of $3.1 million associated with the telecommunication client contract termination and $3.8 million of depreciation and amortization from dsicmm Group Limited (including approximately $1.0 million of intangible asset amortization), depreciation decreased $0.6 million or 1.4% to $40.9 million in 2010 as compared to 2009. On this basis, the 2010 decrease is attributable to lower levels of capital expenditures. Amortization of intangible assets acquired from dsicmm Group Limited is estimated to be approximately $2.4 million annually. The 2009 increase of $2.6 million or 6.7% is attributable to increased depreciation from additional equipment to support new client requirements and expanded postal processing offerings.

Income from operations

Output Solutions Segment income from operations was $78.8 million for the year ended December 31, 2010, an increase of $56.1 million compared 2009. Excluding the impact of contract termination payments of $64.3 million, expenses associated with contract terminations of $4.6 million and termination benefit expenses of $6.6 million, income from operations increased $3.0 million or 13.2% to $25.7 million as compared to2009. On this basis, the increase in Output Solutions income from operation is attributable to lower operating expenses, partially offset by lower operating revenues in North America and the consolidation of $5.1 million of operating losses from dsicmm in 2010.

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

Use of EBITDA

The Company defines EBITDA as earnings from operations before interest expense, income taxes, depreciation and amortization. This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations. As a measure of liquidity, the Company believes EBITDA is useful as an indicator of its ability to generate cash flow. EBITDA, as calculated by the Company, may not be consistent with computation of EBITDA by other companies. The Company believes a useful measure of Output Solutions' contribution to DST's results is to focus on cash flow and DST's management believes EBITDA is useful for this purpose. A reconciliation of Output Solutions Segment income from operations to EBITDA is included in the table below. The non-GAAP adjustments to this reconciliation are described in the "Use of Non-GAAP Financial Information" included in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

For the years ended December 31, 2010, 2009 and 2008, Output Solutions EBITDA was $126.6 million, $64.2 million and $75.6 million. EBITDA increased $62.4 million or 97.2% in 2010 as compared to 2009. Excluding the impact of contract termination payments of $64.3 million, cash expenses related to the termination payments of $1.5 million and termination benefit expenses related to a reduction in workforce of $6.6 million, EBITDA for 2010 was $70.4 million, an increase of $6.2 million or 9.7% compared to 2009, attributable to lower operating costs partially offset by the impact of dsicmm. EBITDA for 2009 was $64.2 million, a decrease of $11.4 million or 15.1% compared to 2008 primarily attributable to lower revenues.

The reconciliation of the Output Solutions Segment income from operations to EBITDA as used by management is set forth in the table below (in millions).

	Year Ended December 31,
	2010	2009	2008
Output Solutions Segment income from operations	$78.8	$22.7	$36.7
Depreciation and amortization	47.8	41.5	38.9

EBITDA, before Non-GAAP items	126.6	64.2	75.6
Contract termination payment, net of expenses	(62.8)
Termination benefit expenses	6.6

Adjusted EBITDA, after Non-GAAP items	$70.4	$64.2	$75.6

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $58.2 million, $60.1 million and $62.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $57.8 million, $59.4 million and $61.8 million during the years ended December 31, 2010, 2009 and 2008. The decrease in operating revenues during 2010 as compared to 2009 and during 2009 as compared to 2008 is attributable to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment. Investments and Other Segment costs and expenses increased $9.1 million in 2010 as compared to 2009 and decreased $2.4 million in 2009 as compared to 2008. The increase in 2010 is attributable to a $10.2 million charitable donation of marketable securities, partially offset by lower costs due to lower rental activities. The decrease in 2009 is attributable to lower rent expense from purchasing a building in December 2008 that was previously leased, partially offset by a $1.2 million gain from the sale of properties in 2008 recorded as a reduction to costs and expenses. Absent this gain, costs and expenses decreased $3.6 million during 2009. Excluding the 2010 charitable donation and the 2008 property gain discussed above, costs and expenses were $37.1 million, $38.2 million and $41.8 million during the years ended December 31, 2010, 2009 and 2008.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $10.8 million, $11.2 million and $8.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Depreciation and amortization was higher during 2009 primarily due to more buildings owned in 2009 and a real estate impairment of approximately $1.0 million recorded in third quarter 2009.

Income from operations

Investments and Other Segment income from operations was $0.1 million, $10.7 million and $13.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 decrease was attributable to a $10.2 million charitable donation of marketable securities and lower revenues. The 2009 decrease was attributable to the absence of a $1.2 million gain from the sale of real property in fourth quarter 2008, a real estate impairment of approximately $1.0 million recorded in third quarter 2009 and from lower revenues.

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

Description of Non-GAAP Adjustments

The following items, which occurred during the year ended December 31, 2010, have been treated as Non-GAAP adjustments:

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

  •
  Contract termination payment, net of termination benefit expenses and asset impairment charges resulting from the termination of an Output Solutions telecommunications client, in the amount of $59.7 million. The net contract termination gain was comprised of operating revenues of $64.3 million, partially offset by termination benefit expenses of $1.5 million that were included in Costs and expenses and asset impairment charges of $3.1 million which are included in Depreciation and amortization expense. The aggregate income tax expense associated with this net contract termination gain was approximately $23.3 million.

  •
  Termination benefit expenses of $20.9 million associated with reductions in workforce in the Financial Services Segment ($14.3 million) and the Output Solutions Segment ($6.6 million), which were included in Costs and expenses. The aggregate income tax benefit associated with these costs was approximately $8.2 million.

  •
  The Company recorded expenses and net gains related to the disposition of securities and other investments in 2010. Expenses were associated with a charitable donation of marketable securities in the amount of $10.2 million by the Investments and Other Segment, which was included in costs and expenses. The Company recorded $70.8 million of net gains on securities and other investments, which were included in other income, net, for 2010 was comprised of net realized gains from dispositions of available-for-sale securities of $67.0 million and net gains on private equity funds and other investments of $5.1 million, partially offset by other than temporary impairments on available-for-sale securities of $1.3 million. The aggregate income tax expense associated with the expenses and net gains was approximately $19.7 million.

  •
  Cash dividends from a private equity investment of $54.7 million, which was included in Other income, net. The gross amount of the dividends were $57.7 million, but approximately

    $3.0 million of the dividend was applied to the Company's cost basis investment. Approximately 50% of the dividend was estimated to qualify for the dividends received deduction. The income tax expense associated with these dividends were approximately $12.6 million.

  •
  Net loss, in the amount of $6.4 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in Other income, net. The income tax benefit associated with this net loss was approximately $2.4 million.

  •
  An income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) resulting from the acquisition of dsicmm Group. Innovative Output Solutions Limited ("IOS") was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

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

  •
  Other net gain, in the amount of $17.2 million, associated with realized and unrealized gains (losses) related to securities and other investments, which are included in Other income, net. The income tax expense associated with this gain was approximately $6.9 million. The $17.2 million of net gain on securities and other investments for the year ended December 31, 2009 is comprised of net realized gains from sales of available-for-sale securities of $46.3 million, net losses on private equity funds and other investments of $1.8 million and other than temporary impairments on available-for-sale securities and other investments of $27.3 million.

  •
  Gain, in the amount of $5.9 million, associated with the repurchase and extinguishment of senior convertible debentures. The income tax expense associated with this gain was approximately $2.2 million.

  •
  Increased equity in earnings of unconsolidated affiliates, in the amount of $4.5 million, associated with a gain on the change in equity interest of a subsidiary investment held by IFDS, L.P. The income tax expense associated with this gain was approximately $1.8 million. During fourth quarter 2009, an equity method investment held by IFDS, L.P. was consolidated requiring the existing equity interest held by IFDS, L.P. to be remeasured to fair value. This remeasurement to fair value resulted in a $9.0 million gain being recorded by IFDS, L.P.

  •
  An income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005.

The following items, which occurred during the year ended December 31, 2008, have been treated as non-GAAP adjustments:

  •
  Net pre-tax gain resulting from the sale of real property, in the amount of $1.2 million, which is included in Investments and Other Segment as a reduction to costs and expenses. The income tax expense associated with this gain was approximately $0.5 million.

  •
  Other net loss, in the amount of $41.8 million, associated with realized and unrealized gains (losses) related to securities and other investments, which are included in other income, net. The income tax benefit associated with this loss was approximately $15.5 million. The $41.8 million of net loss on securities and other investments for the year ended December 30, 2008 are comprised of other than temporary impairments on available-for-sale securities of $53.1 million, net losses on private equity funds and other investments of $20.8 million and net realized gains from sales of available-for-sale securities of $32.1 million. Included in the $32.1 million of net realized gains are $4.9 million of realized losses from sales of securities and a $25.4 million gain from the sale of approximately 0.7 million shares of State Street Corporation.

  •
  Gain, in the amount of $10.8 million, associated with the repurchase and extinguishment of senior convertible debentures. The income tax expense associate with this gain was approximately $4.2 million.

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

 DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
Year Ended December 31,
(in millions, except per share amounts)

	2010
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$344.6	$476.6	$317.5	$318.5	$6.73
Adjusted to remove:
Included in operating income:
Contract termination payment, net—Financial Serv.	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net—Output Sol.	(59.7)	(59.7)	(36.4)	(36.4)	(0.77)
Termination benefit expenses—Financial Services	14.3	14.3	8.7	8.7	0.18
Termination benefit expenses—Output Solutions	6.6	6.6	4.0	4.0	0.09
Included in operating income and non-operating income:
Net gain on the disposition of securities and other investments	10.2	(60.6)	(40.9)	(40.9)	(0.87)
Included in non-operating income:
Dividend from a private equity investment		(54.7)	(42.1)	(42.1)	(0.89)
Net loss on repurchase of convertible debentures		6.4	4.0	4.0	0.09
Release of int'l income tax valuation allowance			(2.3)	(1.6)	(0.03)

Adjusted Non-GAAP income	$308.5	$321.4	$207.9	$209.6	$4.43

	2009
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$274.3	$354.5	$241.6	$241.6	$4.84
Adjusted to remove:
Included in non-operating income:
Financing costs associated with the convertible debenture exchange transactions		4.7	2.8	2.8	0.05
Gain on equity interest in Argus Health Systems		(41.7)	(42.6)	(42.6)	(0.85)
Net gain on securities and other investments		(17.2)	(10.3)	(10.3)	(0.21)
Gain on extinguishment of senior convertible debentures		(5.9)	(3.7)	(3.7)	(0.07)
Gain on change in equity interest of a subsidiary investment held by an unconsolidated affiliate		(4.5)	(2.7)	(2.7)	(0.05)
Reduction in income tax related liabilities			(5.7)	(5.7)	(0.12)

Adjusted Non-GAAP income	$274.3	$289.9	$179.4	$179.4	$3.59

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

*
DST Earnings has been defined as "Net income attributable to DST Systems, Inc." (after non-controlling interest).

 DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS
Year Ended December 31,
(in millions, except per share amounts)

	2008
	Operating Income	Pretax Income	Net Income	Diluted EPS
Reported GAAP income	$346.5	$310.3	$242.9	$4.21
Adjusted to remove:
Included in operating income:
Gain on sale of real property—Investments and Other	(1.2)	(1.2)	(0.7)	(0.01)
Included in non-operating income:
Net loss on securities and other investments		41.8	26.3	0.46
Gain on extinguishment of senior convertible debentures		(10.8)	(6.6)	(0.11)
Reduction in income tax related liabilities			(48.2)	(0.84)

Adjusted Non-GAAP income	$345.3	$340.1	$213.7	$3.71

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.

Management's Analysis of Non-GAAP Results for 2010, 2009 and 2008

Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $4.43, $3.59 and $3.71 during the years ended December 31, 2010, 2009 and 2008. Management's discussion of the Company's "Results of Operations" and "Year to Year Business Segment Comparisons" in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above. In addition, non-GAAP diluted earnings per share is impacted by changes in average diluted shares outstanding which were 47.3 million, 50.0 million and 57.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. The increase in non-GAAP diluted earnings per share for the year ended December 31, 2010 is attributable to lower average diluted shares outstanding associated with share repurchases and lower costs resulting from the Company's ongoing cost management initiatives which included a workforce reduction and other controls over operating expenses. The decrease in average diluted shares outstanding during the three years ended December 31, 2010 is primarily attributable to shares repurchased during 2010, 2009 and 2008 and from lower dilutive effects of the convertible senior debentures in 2010 and 2009 resulting from debenture repurchases in 2010, 2009 and 2008 and from a lower average DST stock price in 2010, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company's primary source of liquidity has historically been cash provided by operations. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments. Information on the Company's consolidated cash flows for the years ended December 31, 2010, 2009 and 2008 is presented in the Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

Cash flows provided by operating activities were $354.7 million, $362.4 million and $436.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash flows provided by operating activities during 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company's January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings. At December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows. Cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.

The Company had $139.8 million, $106.2 million and $78.7 million of cash and cash equivalents at December 31, 2010, 2009 and 2008, respectively. Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows increased by $117.3 million to $479.7 million during 2010 compared to 2009. On this basis, the increase in operating cash flows during 2010 is attributable to higher earnings in 2010 and decreases in working capital. Contributing to the increase in net income for 2010 were contract termination payments of approximately $73.4 million ($64.3 million in Output Solutions and $9.1 million in Financial Services) and $57.7 million of cash dividends from a private equity investment. The decrease in operating cash flows during 2009, as compared to 2008, is primarily attributable to lower earnings in 2009 (as adjusted for non-cash items included in the determination of net income, principally the $41.7 million gain on equity interest of Argus), lower proceeds from accounts receivable securitization of $65.0 million and from negative working capital changes from higher payments in 2009 for income taxes, partially offset by $29.6 million of dividends received in 2009 from unconsolidated affiliates (principally Boston Financial Data Services).

Operating cash flows during 2010 resulted principally from net income of $317.5 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $135.4 million and equity in earnings of unconsolidated affiliates of $36.4 million. Significant working capital related adjustments to net income, excluding the $125.0 million increase in accounts receivable related to the adoption of the new accounting guidance, include increases in accrued compensation and benefit liabilities of $27.0 million and decreases in accounts receivable of $11.7 million, partially offset by decreases in accounts payable and accrued liabilities of $4.5 million.

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

Operating cash flow of $436.3 million in 2008 resulted principally from net income of $242.9 million and non-cash operating items included in the determination of net income, including depreciation and amortization expense of $125.3 million and equity in earnings of unconsolidated affiliates of $34.7 million. Significant working capital related adjustments to net income include the receipt of

$60.0 million of proceeds from the sale of receivables under the Company's accounts receivable securitization program, decreases in accounts receivable of $40.4 million, decreases in accounts payable and accrued liabilities of $35.2 million, decreases in accrued compensation and benefits of $15.4 million and decreases in deferred revenue and gains of $11.5 million.

Software Development and Maintenance

The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The following table summarizes software development and maintenance and enhancements to the Company's proprietary systems and software products, which include capitalized software development capital expenditures (in millions):

	Year Ended December 31,
	2010	2009	2008
Software development, maintenance and enhancements	$162.1	$176.1	$155.1

Capitalized software development costs	$27.8	$27.7	$20.4

Investing Activities

Cash flows used by investing activities were $292.0 million and $142.0 million for the years ended December 31, 2010 and 2008, respectively, as compared to cash flows provided by investing activities of $57.1 million during the year ended December 31, 2009. The increase in investing activities during 2010 compared to 2009 is primarily attributable to higher investments in securities and a $347.5 million increase in restricted cash and cash equivalents held to satisfy client funds obligation for transfer agency and Argus clients, partially offset by higher proceeds from the sale/maturities of investments. Investing cash outflows during 2009 for the step acquisition of Argus of $47.8 million, net, were more than offset by investing inflow proceeds of $149.1 million from a reduction in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients during 2009. Also contributing to the decrease in cash used in investing activities in 2009 as compared to 2008 were higher proceeds from securities sales, lower investment purchases and lower capital expenditures.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Financial Services Segment	$57.9	$49.2	$45.4
Output Solutions Segment	24.1	36.7	31.8
Investments and Other Segment	10.9	12.1	34.1

	$92.9	$98.0	$111.3

Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $27.8 million, $27.7 million and $20.4 million in 2010, 2009 and 2008, respectively. In addition, during 2010, 2009 and 2008, the Company purchased approximately $3.8 million, $2.3 million and $13.2 million, respectively, of electronic data processing equipment with promissory notes. Capital expenditures using promissory notes are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, the Company's equipment credit facility, or draws from bank lines of credit, as required.

Investments and Other Segment capital expenditures are primarily buildings and building improvements. In 2008, the Company purchased the Bristol, United Kingdom Output production facility, which was previously leased, and office buildings for approximately $20.5 million. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $240.3 million, $90.6 million and $127.8 million of investments in securities in 2010, 2009 and 2008, respectively. The Company received proceeds from unconsolidated affiliates of $6.7 million and $1.6 million during the years ended December 31, 2010 and 2009, respectively, but made investments in/advances to unconsolidated affiliates of $35.8 million in 2008 (principally from a $34.5 million advance to an unconsolidated real estate joint venture). During 2010, 2009 and 2008, the Company received $235.7 million, $142.2 million and $134.3 million, respectively, from the sale of investments. Gross realized gains of $68.7 million, $49.1 million and $42.3 million and gross realized losses of $3.0 million, $3.1 million and $10.2 million, were recorded in 2010, 2009 and 2008, respectively, from the disposition of available-for-sale securities. In addition, the Company recorded unrealized losses on available for sale securities of $1.3 million, $27.3 million and $53.1 million related to other than temporary investment impairments for the years ended December 31, 2010, 2009 and 2008, respectively.

Funds Held on Behalf of Clients

The Company had $406.6 million, $208.3 million and $209.3 million of funds held on behalf of clients at December 31, 2010, 2009 and 2008, respectively. This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients. The increase in funds held on behalf of clients from 2009 to 2010 is primarily related to higher Argus client funds held.

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

Business Acquisitions

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of IOS stock. Prior to closing the transaction, IOS held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owns approximately 70.5% of IOS and the remaining 29.5% is owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest.

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

Financing Activities

Cash flows used in financing activities totaled $29.1 million, $392.0 million and $325.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in cash flows used in financing activities during 2010 is primarily related to an increase in client fund obligations of $347.5 million as compared to 2009, proceeds from the issuance of senior notes of $370.0 million and from the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets described above, which required the Company to account for the accounts receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the year ended December 31, 2010. Accordingly, cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities. Absent this $125.0 million financing cash inflow, financing cash outflows for 2010 would have been $154.1 million. On this basis, financing cash outflows for 2010 consisted of repurchases of senior convertible debentures of $498.5 million, share repurchases of $137.7 million, payment of cash dividends of $28.2 million, net repayments under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $41.4 million, which were partially offset by proceeds received from the issuance of $370.0 million of senior notes. Client funds obligations increased $198.4 million and $31.9 million during the years ended December 31, 2010 and 2008, respectively, and decreased $149.1 million during the year ended December 31, 2009. Financing cash outflows for 2009 were for the repurchase of convertible senior debentures of $131.3 million, share repurchases of $40.5 million and net repayments under the syndicated line of credit facility in the aggregate amount of $70.6 million. Financing cash outflows for share repurchases in 2008 of $730.9 million were partially offset by $411.3 million of cash inflows from borrowings on revolving credit facilities and $114.0 million of net proceeds from the real estate credit agreement (discussed below) completed in 2008.

Common Stock Issuances and Repurchases

The Company received proceeds of $16.1 million, $14.0 million and $4.9 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2010, 2009 and 2008, respectively.

Under the Company's stock repurchase plan, the Company expended $116.6 million for approximately 2.9 million shares, $9.7 million for approximately 0.3 million shares and $724.3 million for approximately 11.3 million shares during the years ended December 31, 2010, 2009, and 2008, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company's stock or from the vesting of restricted stock shares are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $21.1 million, $30.8 million and $6.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

On December 8, 2010, the Company's Board of Directors authorized approximately 0.6 million additional shares, to be repurchased under the existing share repurchase plan. At December 31, 2010, there were approximately 1.0 million shares remaining to be repurchased under the existing share repurchase plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2012. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Dividends

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

On February 24, 2011, DST's Board of Directors declared a cash dividend of $0.35 per share on its common stock. The dividend will be payable April 8, 2011, to shareholders of record at the close of business on March 18, 2011.

Client Funds Obligations

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $474.7 million, $312.1 million and $209.3 million of client funds obligations at December 31, 2010, 2009 and 2008, respectively.

Debt Activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,209.4 million, $1,221.9 million and $1,435.3 million of debt outstanding at December 31, 2010, 2009 and 2008, respectively, a decrease of $12.5 million during 2010 and a decrease of $213.4 million during 2009. Absent the $125.0 million increase in debt from the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt, which increased debt by $125.0 million from December 31, 2009, total debt decreased $137.5 million in 2010. On this basis, the decrease in debt is attributable to repurchases of $498.5 million of senior convertible debentures, which were financed in part by the issuance of $370.0 million of unsecured senior notes. The 2009 decrease is principally from repayments on revolving credit facilities and the repurchase of $131.3 million of convertible senior debentures.

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2010	2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	3.5		8.9
Equipment credit facility	7.5		8.8
Real estate credit agreement	108.5		111.6
Convertible senior debentures
Series A			151.8
Series B			171.3
Series C	94.1		257.0
Revolving credit facilities	330.2		416.3
Senior notes	370.0
Related party promissory note	120.0		75.0
Other indebtedness	50.6		21.2

	1,209.4		1,221.9
Less current portion of debt	286.1		658.1

Long-term debt	$923.3		$563.8

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank. The maximum amount that can be outstanding under this program is $150 million. The facility will expire by its terms on May 19, 2011, unless renewed.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

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

At December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows. During the year ended December 31, 2009, the Consolidated Statement of Cash Flows presents the net cash flows under the Company's accounts receivable securitization programs in the operating section.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,769.5 million and $1,738.7 million for the years ended December 31, 2010 and 2009, respectively. The impact on net income stemming from these transfers was not material.

Costs associated with the accounts receivable securitization program were included in other income during 2009 and 2008, but are included in interest expense effective January 1, 2010. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2010 under the real estate notes and equipment notes was $3.2 million and $0.3 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are generally fixed. Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company.

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under the Company's existing $50 million equipment credit facility expired on June 30, 2010. The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amounts under the old credit facility at December 31, 2010 and 2009 was $6.3 million.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amount at December 31, 2010 under the new credit facility was $1.2 million.

Real estate credit agreement and interest rate swap

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

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2010 and 2009, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $5.0 and $1.9 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2010 and 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Convertible senior debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. During fourth quarter 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $257.0 million in aggregate principal of the Company's outstanding 4.125% Series A convertible senior debentures due 2023 for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2009, the amount outstanding under the Series A, B, and C convertible senior debentures was $151.8 million, $171.3 million and $257.0 million respectively.

During 2010, the Company repurchased $67.7 million of the original Series A debentures, $8.8 million of the Series B debentures and $162.9 million of the Series C debentures and recorded a net loss of $6.4 million on these transactions. In August 2010, the Company had $9.9 million Series A debentures that were put to the Company by debenture holders and redeemed. In September 2010, the entire remaining balance of Series A ($74.2 million) and Series B ($168.5 million, which includes $6.0 million of accreted interest) senior convertible debentures were redeemed, which fully retired these series of debentures. At December 31, 2010, the Company had $94.1 million Series C senior convertible debentures outstanding.

The Series C debentures bear regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15 until August 15, 2010.

Beginning August 15, 2010, the Company will not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to $1,700.28, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C debentures at any time (upon not less than 30 nor more than 60 days notice before the redemption date) at a redemption price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the Series C debentures on August 15, 2014, 2015 and 2020 at a purchase price equal to the accreted principal amount of the Series C debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series C debentures on August 15, 2014, the Company will pay the purchase price in cash. For purchases of Series C debentures on August 15, 2015 and 2020 and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.

The Series C debentures are convertible under specified circumstances into shares of the Company's common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events. The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013. The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2010 and 2009.

On January 1, 2009, DST adopted new authoritative accounting guidance related to convertible debt instruments that may be settled in cash upon conversion. The guidance clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. DST retrospectively applied this guidance to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued. DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures. The retrospective adoption of this guidance increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the years ended December 31, 2010, 2009 or 2008. The adoption of this accounting guidance required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2006 in the Statement of Changes in Equity, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total equity.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined. Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2013. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $325.0 million at December 31, 2010.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2011. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 2.0%. Commitment fees of 0.40% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. The Company was in compliance with all debt covenants at December 31, 2010 and 2009. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2010 and 2009.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. There were no borrowings under this loan at December 31, 2010 and 2009. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million. There were no borrowings against this foreign revolving credit agreement at December 31, 2010 and 2009. The Company has an unsecured revolving line of credit for $20.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus 0.675%. Interest is payable monthly. No amounts were drawn on this facility during 2010 and 2009. The Company's foreign subsidiary has an overdraft credit facility that provides for borrowings of up to $8.1 million at variable rates of interest based on the Bank's base rate plus 1.5% per annum. Amounts borrowed on this overdraft credit facility were $5.2 million and $5.4 million at December 31, 2010 and 2009, respectively.

Senior notes

On August 9, 2010, the Company issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the "Senior Notes"). The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes due August 9, 2015, $105 million of 4.86% Series B Senior Notes due August 9, 2017, $65 million of 5.06% Series C Senior Notes due August 9, 2018 and $160 million of 5.42% Series D Senior Notes due August 9, 2020.

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). Interest on the Senior Notes is payable semiannually on February 9 and August 9 of each year, commencing February 9, 2011. The Company may prepay the Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a "make-whole" prepayment premium. The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any "Change in Control", as defined in the Agreement.

Pursuant to the Agreement, any subsidiary of the Company that is required to become a party to or otherwise guarantee the syndicated line of credit facility or other indebtedness in excess of $100.0 million, will be required to guarantee the Company's obligations under the Senior Notes. The Agreement contains customary restrictive covenants, as well as certain customary events of default, including cross-default provisions. Among other provisions, the Agreement limits the ability of the Company to incur or create liens, sell assets, issue priority indebtedness and change lines of business. The agreement also requires certain leverage and interest coverage ratios to be maintained.

Related party promissory note

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. ("BFDS"). The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. Prior to this amendment, the maximum borrowings under this promissory note was $100.0 million. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $120.0 million and $75.0 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense related to this loan of $2.0 million, $1.0 million and $4.1 million, respectively.

Other indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with business acquisitions in 2006 and 2010. At December 31, 2010, amounts outstanding from the 2006 business acquisition and the 2010 dsicmm acquisition were $18.9 million and $31.7 million, respectively. At December 31, 2009, the amount outstanding from the 2006 business acquisition was $21.2 million.

The debt obligations assumed in 2006 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016. Indebtedness assumed in 2010 from dsicmm contains both variable and fixed interest rates and maturity dates ranging from 2011 through December 2013. Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios. In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable. At December 31, 2010, dsicmm had approximately $22.3 million of debt for which the Company is seeking a waiver from the lender.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$1,209.4	$286.1	$447.9	$141.9	$333.5
Operating lease obligations	130.2	24.9	40.6	31.8	32.9
Software license agreements	40.2	21.0	18.9	0.3
Income tax uncertainties	53.6		53.6
Private equity fund capital commitments	84.5	57.8	26.7
Other	26.6	13.3	8.8	3.3	1.2

	$1,544.5	$403.1	$596.5	$177.3	$367.6

Interest obligations on the Company's secured promissory notes, convertible senior debentures, revolving credit facilities and senior notes are not included in the table above. Related to the secured promissory notes (both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39%. The Series C ($94.1 million principal) convertible senior debentures bear interest at a rate of 4.125% per annum, however, they discontinued paying cash interest beginning August 2010. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined. Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit. The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes, $105 million of 4.86% Series B Senior Notes, $65 million of 5.06% Series C Senior Notes and $160 million of 5.42% Series D Senior Notes.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

The Company is a limited partner in various private equity funds. At December 31, 2010 and 2009, the carrying value of these investments was approximately $148.9 million and $94.4 million, respectively. The Company has future capital commitments related to these private equity fund investments in the amount of $84.5 million. Although the exact timing of these investment contributions is uncertain, the Company has estimated the potential timing of these contributions in the table above based on information provided by the investment advisors.

The Company has income tax uncertainties in the amount of $53.6 million at December 31, 2010. Approximately $53.6 million of these obligations are classified as non-current on the Company's Consolidated Balance Sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters could be resolved in two to three years as reflected on the table above, however, the ultimate timing of resolution is uncertain.

Company's Assessment of Short-term and Long-term Liquidity

The Company has been actively managing its debt/liquidity position. The Company entered into a new $600 million revolving credit agreement and renewed and increased its revolving promissory note with a related party from $100 million to $140 million. Both of these revolving credit facilities mature on July 1, 2013. The Company issued $370 million of Senior Notes with a weighted average interest rate and life of 5.06% and 8.25 years, respectively. After issuing the Senior Notes, the Company called and redeemed the Series A and Series B senior convertible debentures, fully retiring these series of debentures. During 2010, the Company paid $498.5 million to repurchase or redeem Series A, B and C senior convertible debentures. As of December 31, 2010, $94.1 million of aggregate principal remains outstanding on the Series C senior convertible debentures. Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C senior convertible debentures. In addition, the Company renewed its accounts receivable securitization program, which matures on May 19, 2011, and decreased the maximum size of the program from $175 million to $150 million. The Company entered into a new $50 million equipment credit facility with a vendor that can be used for equipment, software and service purchases from the vendor during the draw period, which ends on December 31, 2012.

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months.

Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities, a renewed accounts receivable securitization program, and available-for-sale securities (which were $905.8 million at December 31, 2010) and other investments.

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

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2010	2009	2008
DST's operating revenues from unconsolidated affiliates	$169.0	$176.3	$195.2

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$7.2	$9.8	$11.3

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(2.6)	$(1.0)	$43.6

Net proceeds received by DST from unconsolidated affiliates	$3.8	$31.1	$9.6

	December 31,
	2010	2009
Amounts receivable to DST from unconsolidated affiliates related to commercial mortgage loans	$2.7	$37.6
Amounts receivable to DST from advances to unconsolidated affiliates	8.1	10.3
Trade accounts receivable to DST from unconsolidated affiliates	24.3	15.7

Amounts receivable to DST from unconsolidated affiliates	$35.1	$63.6

Amounts payable by DST to unconsolidated affiliates*	$1.5	$0.4

*
Excludes amounts owed under or activity related to the BFDS promissory note

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on July 1, 2013. At December 31, 2010 and 2009, total borrowings on the loan were $30.5 million and $31.1 million, respectively, and the Company's guarantee totaled $1.0 million for both December 31, 2010 and 2009.

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

At December 31, 2010 and 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Comprehensive income (loss)

The Company's comprehensive income totaled $317.3 million and $388.7 million for the years ended December 31, 2010 and 2009, respectively but was a loss of $218.5 million for the year ended December 31, 2008. Comprehensive income (loss) consists of net income of $318.5 million, $241.6 million and $242.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and other comprehensive loss of $1.2 million and $461.4 million in 2010 and 2008, respectively, and other comprehensive income of $147.1 million in 2009. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company's proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company's net unrealized gains and losses on available-for-sale securities results primarily from changes in market value of the Company's investments in approximately 10.3 million shares of State Street common stock, approximately 15.0 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2010, these three investments had an aggregate pre-tax unrealized gain of approximately $508.6 million. One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $47.7 million, $35.6 million and $72.8 million at December 31, 2010, 2009 and 2008, respectively. DST's 50% proportionate share of this interest rate swap liability was $23.9 million, $17.8 million and $36.4 million at December 31, 2010, 2009 and 2008, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $2.0 million, $5.0 million and $6.8 million recorded at December 31, 2010, 2009 and 2008, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income (loss) are $2.4 million, $45.0 million and $(77.6) million in 2010, 2009 and 2008, respectively. The unrealized loss on the Company's interest rate swap was $5.0 million and $1.9 million at December 31, 2010 and 2009, respectively.

Other than temporary impairments

At December 31, 2010, the Company's available-for-sale securities had gross unrealized holding losses of $0.6 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2010 are other than temporary.

The Company recorded unrealized losses on available for sale securities of $1.3 million, $27.3 million and $53.1 million during the years ended December 31, 2010, 2009 and 2008, respectively, which the Company believed were other than temporary. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $1.7 million, $1.8 million and $20.8 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Derivative and Hedging Activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2010 and 2009, the Company's forward starting interest rate swap associated with the syndicated real estate credit agreement had a fair value of $5.0 million and $1.9 million liability, respectively.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2010 was approximately $905.8 million. The impact of a 10% change in fair value of these investments would be approximately $55.5 million to comprehensive income. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients. The balances maintained in the bank accounts are subject to fluctuation. For the year ended December 31, 2010, the Company and BFDS had average daily cash balances of approximately $1.5 billion maintained in such accounts, of which approximately $1.0 billion were maintained at BFDS. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.4 million of net income (loss).

At December 31, 2010, the Company had $1.2 billion of debt, of which $598.9 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). As discussed above in comprehensive income (loss), the amount recorded related to the Company's proportional share of unconsolidated affiliates' interest rate swap was a loss of $2.0 million. The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

Foreign currency exchange rate risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2010, the Company's international subsidiaries had approximately $290.6 million in total assets and for the year ended December 31, 2010, these international subsidiaries produced approximately $10.6 million in net income. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $29.1 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income for 2010 by approximately $1.1 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets in 2010.

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

As described in Report of Management on Internal Control over Financial Reporting, management of the Company has excluded dsicmm Group Limited from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded dsicmm Group Limited from our audit of internal control over financial reporting. Total assets and operating revenues of dsicmm Group Limited as of December 31, 2010 and for the five months ended December 31, 2010 represent less than 5% of consolidated assets and operating revenues of the Company as of and for the year ended December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Kansas City, Missouri
February 28, 2011

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$139.8	$106.2
Funds held on behalf of clients	406.6	208.3
Client funding receivable	68.1	103.8
Accounts receivable (includes related party receivables of $24.3 and $15.5)	308.0	167.2
Deferred income taxes	12.1	19.2
Other assets	62.6	74.2

	997.2	678.9
Investments	1,494.6	1,411.8
Properties	516.8	536.3
Goodwill	230.2	183.6
Intangible assets	49.5	43.0
Other assets	51.1	59.2

Total assets	$3,339.4	$2,912.8

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$286.1	$658.1
Client funds obligations	474.7	312.1
Accounts payable	65.1	69.9
Accrued compensation and benefits	121.7	90.8
Deferred revenues and gains	58.9	59.1
Other liabilities	98.4	91.2

	1,104.9	1,281.2
Long-term debt	923.3	563.8
Income taxes payable	53.3	57.1
Deferred income taxes	336.5	312.0
Other liabilities	75.8	64.3

Total liabilities	2,493.8	2,278.4

Commitments and contingencies (Note 13)

Equity
DST Systems, Inc. stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	247.7	235.6
Retained earnings	3,039.8	2,749.6
Treasury stock, at cost	(2,815.4)	(2,704.3)
Accumulated other comprehensive income	351.3	352.5

Total DST Systems, Inc. stockholders' equity	824.4	634.4
Non-controlling interest	21.2

Total equity	845.6	634.4

Total liabilities and equity	$3,339.4	$2,912.8

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2010	2009		2008
Operating revenues	$1,713.6		$1,595.4		$1,675.5
Out-of-pocket reimbursements	614.9		622.5		609.9

Total revenues (includes related party revenues of $202.6, $211.0 and $233.3)	2,328.5		2,217.9		2,285.4
Costs and expenses	1,848.5		1,813.2		1,813.6
Depreciation and amortization	135.4		130.4		125.3

Income from operations	344.6		274.3		346.5
Interest expense	(46.1)		(42.2)		(55.4)
Other income (expense), net	141.7		85.1		(15.5)
Equity in earnings of unconsolidated affiliates	36.4		37.3		34.7

Income before income taxes and non-controlling interest	476.6		354.5		310.3
Income taxes	159.1		112.9		67.4

Net income	317.5		241.6		242.9
Net loss attributable to non-controlling interest	1.0

Net income attributable to DST Systems, Inc.	$318.5		$241.6		$242.9

Average common shares outstanding	46.9		49.6		53.6
Average diluted shares outstanding	47.3		50.0		57.7
Basic earnings per share	$6.78		$4.87		$4.53
Diluted earnings per share	$6.73		$4.84		$4.21
Cash dividends per share of common stock	$0.60	$		$

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Equity

(in millions)

	Common Stock
						Accumulated Other Comprehensive Income	Total DST Systems, Inc. Stockholders' Equity
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock			Non- Controlling Interest		Total Equity
December 31, 2007	60.8	$1.0	$200.5	$2,270.5	$(1,979.7)	$666.8	$1,159.1	$		$1,159.1
Comprehensive income:
Net income				242.9
Other comprehensive income						(461.4)
Comprehensive income							(218.5)			(218.5)
Issuance of restricted stock, net of forfeitures			(5.5)		5.5
Amortization of share based compensation			32.7				32.7			32.7
Issuance of common stock	0.3		(15.1)		16.2		1.1			1.1
Repurchase of common stock	(11.4)				(730.8)		(730.8)			(730.8)
Other				(5.4)			(5.4)			(5.4)

December 31, 2008	49.7	1.0	212.6	2,508.0	(2,688.8)	205.4	238.2			238.2
Comprehensive income:
Net income				241.6
Other comprehensive income						147.1
Comprehensive income							388.7			388.7
Amortization of share based compensation			25.8				25.8			25.8
Issuance of common stock	0.4		(6.6)		26.6		20.0			20.0
Repurchase of common stock	(0.9)				(40.5)		(40.5)			(40.5)
Other			3.8		(1.6)		2.2			2.2

December 31, 2009	49.2	1.0	235.6	2,749.6	(2,704.3)	352.5	634.4			634.4
Comprehensive income:
Net income attributable to DST Systems, Inc.				318.5
Net loss attributable to non-controlling interests									(1.0)
Other comprehensive loss						(1.2)
Comprehensive income							317.3			316.3
Cash dividends paid			0.1	(28.3)			(28.2)			(28.2)
Amortization of share based compensation			20.2				20.2			20.2
Issuance of common stock	0.5		(8.2)		26.6		18.4			18.4
Repurchase of common stock	(3.4)				(137.7)		(137.7)			(137.7)
Exchange of non-controlling interest in IOS for a controlling interet in dsicmm									22.2	22.2

December 31, 2010	46.3	$1.0	$247.7	$3,039.8	$(2,815.4)	$351.3	$824.4		$21.2	$845.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows—operating activities:
Net income	$317.5	$241.6	$242.9

Depreciation and amortization	135.4	130.4	125.3
Net (gains) losses on investments	(65.6)	(15.6)	45.7
Gain on equity interest in Argus Health Systems, Inc.		(41.7)
Net (gain) loss on extinguishment of convertible senior debentures	6.4	(5.9)	(10.8)
Amortization of share based compensation	20.2	25.8	32.7
Equity in earnings of unconsolidated affiliates	(36.4)	(37.3)	(34.7)
Cash dividends from unconsolidated affiliates	2.5	29.6
Deferred income taxes	26.1	58.0	(21.3)
Changes in accounts receivable	(113.3)	46.2	40.4
Proceeds from (repayment from cash collections on transferred receivables under the) accounts receivable securitization program, net		(5.0)	60.0
Changes in other assets	22.7	15.4	17.7
Changes in client funds obligations	(35.7)	4.2
Changes in client funding receivable	35.7	(4.2)
Changes in accounts payable and accrued liabilities	(4.5)	(10.5)	(35.2)
Changes in income taxes payable	(0.2)	(50.8)	3.7
Changes in deferred revenues and gains	(0.4)	(0.4)	(11.5)
Changes in accrued compensation and benefits	27.0	(16.7)	(15.4)
Other, net	17.3	(0.7)	(3.2)

Total adjustments to net income	37.2	120.8	193.4

Net	354.7	362.4	436.3

Cash flows—investing activities:
Capital expenditures	(92.9)	(98.0)	(111.3)
Investments in securities	(240.3)	(90.6)	(127.8)
Proceeds from (investments in and advances to) unconsolidated affiliates	6.7	1.6	(35.8)
Proceeds from sale / maturities of investments	235.7	142.2	134.3
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	(198.4)	149.1	(31.9)
Acquisition of businesses, net of cash acquired	(7.8)	(47.8)	(22.9)
Proceeds from sale of Asurion			39.2
Other	5.0	0.6	14.2

Net	(292.0)	57.1	(142.0)

Cash flows—financing activities:
Proceeds from issuance of common stock	16.1	14.0	4.9
Principal payments on debt	(25.1)	(14.7)	(39.8)
Repurchases of senior convertible debentures	(498.5)	(131.3)	(117.7)
Net proceeds from issuance of debt	370.0		114.0
Net proceeds from accounts receivable securitization program	125.0
Net increase (decrease) in client funds obligations	198.4	(149.1)	31.9
Net borrowings (repayments) on revolving credit facilities	(41.4)	(70.6)	411.3
Common stock repurchased	(137.7)	(40.5)	(730.9)
Payment of cash dividends	(28.2)
Excess tax benefits from share based compensation	0.5	0.2	1.3
Other	(8.2)

Net	(29.1)	(392.0)	(325.0)

Net increase (decrease) in cash and cash equivalents	33.6	27.5	(30.7)
Cash and cash equivalents, beginning of year	106.2	78.7	109.4

Cash and cash equivalents, end of year	$139.8	$106.2	$78.7

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

A summary of each of the Company's Segments follows:

Financial Services

The Company's Financial Services Segment provides technology based solutions using its own proprietary software systems. The principal industries serviced include mutual fund/investment management, life and property/casualty insurance and healthcare payer industries. The Company's proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries, medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom ("U.K."), Canada, Europe, Australia, South Africa and Asia-Pacific and, to a lesser degree, distributes such services and products through various strategic alliances.

Output Solutions

The Company's Output Solutions Segment provides single source, integrated print and electronic statement and billing output solutions, including customized statement and bill production, direct marketing and personalization services, fulfillment, postal optimization, and electronic presentment, payment and distribution solutions. These capabilities enable the Output Solutions Segment to provide services to industries that place a premium on customer communications that require high quality, accurate and timely statement and billing output processing.

The Output Solutions Segment conducts its operations from four operating facilities located throughout North America and six operating facilities located throughout the U.K. DST Output is one of the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. Innovative Output Solutions ("IOS") is among the largest direct communications manufacturers in the U.K.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity funds and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., which is held primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $828.6 million at December 31, 2010, including approximately 10.3 million shares of State Street Corporation ("State Street"), 15.0 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $478.7 million, $165.5 million and $32.9 million respectively, based on closing exchange values at December 31, 2010.

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2008 and 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Under authoritative accounting guidance, a reporting entity must consolidate any entity in which it has a controlling financial interest. Under the voting interest model, generally the investor that has voting control (usually more than 50% of an entity's voting interests) consolidates the entity. Under the variable interest entity ("VIE") model, as amended, the party that has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics consolidates the entity. This party could be an equity investor, some other capital provider, or a party with contractual arrangements. To determine which accounting model applies, and which, if any, party must consolidate a particular entity, a reporting entity must first determine whether the entity is a voting interest entity or a VIE. The term VIE applies to entities that are subject to the risk and rewards model. An entity is considered a VIE if it possesses one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses; 4) equity holders do not participate fully in an entity's residual economics; and 5) the entity was established with non-substantive voting interests.

The reporting entity that consolidates a VIE is the primary beneficiary of that entity. A party consolidates a VIE when that party has a variable interest (or combination of variable interests) that provides the party with a controlling financial interest. A party is deemed to have a controlling financial

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

interest if it meets both of the following criteria: 1) power to direct activities of the VIE that most significantly impact the VIE's economic performance and 2) obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE.

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. A company is generally not the primary beneficiary of the joint ventures if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analyses of its real estate joint ventures at December 31, 2010 indicate that none qualifies as a VIE and, accordingly, have not been consolidated.

With regard to operating joint ventures, the Company has formed or entered into operating joint ventures to enter into or expand its presence in target markets. The Company has the following significant operating joint ventures: Boston Financial Data Services, Inc. ("BFDS"); International Financial Data Services, U.K. ("IFDS U.K."); and International Financial Data Services, L.P. ("IFDS L.P."). Each of these operating joint ventures was formed prior to February 1, 2003. The Company's analyses of these operating joint ventures indicate that none qualifies as a variable interest entity in accordance with the operating joint venture exception in the accounting guidance. Accordingly, the Company accounts for the operating results of these operating joint ventures using the equity method of accounting.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration is allocated to each unit based on the unit's proportion of the fair value of all the units in the arrangement. In cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

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

The following table summarizes software development and maintenance costs for the Company's proprietary systems and software products, which include capitalized software development costs (in millions):

	Year Ended December 31,
	2010	2009	2008
Capitalized software development costs	$27.8	$27.7	$20.4

Amortization of capitalized software development costs	$26.4	$20.1	$21.1

Non-capitalizable software development and maintenance	$134.3	$148.4	$134.7

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

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at period end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the period. Translation adjustments are recorded in DST Systems, Inc. stockholders' equity and was a cumulative gain of $17.3 million at both December 31, 2010 and 2009. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

Earnings per share

Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive earnings per share are determined by including the dilutive effect of all potential common shares outstanding during the year. The Company issued convertible senior debentures (see Note 8) that if converted in the future would have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Under authoritative accounting guidance related to earnings per share, a company is required to include the effects of contingently convertible bonds in diluted earnings per share from the date of issuance, without considering the impact of the conversion price. Related to the Company's convertible debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds the average accreted bond price per share.

Derivative and Hedging Activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. During 2009, the Company entered a forward starting interest rate swap related to its real estate credit agreement as further described in Note 8.

Comprehensive income

The Company's comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company's proportional share of an unconsolidated affiliate's interest rate swap (except the loss is limited by the carrying value of the investment), unrealized losses on the Company's interest rate swap and foreign currency translation adjustments and are presented in the Consolidated Statement of Changes in Equity.

Share-based compensation

The Company has share-based compensation plans covering its employees and its non-employee directors and has outstanding share awards (primarily in the form of stock options, restricted stock and restricted stock units) under each of these plans. The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company estimates compensation costs related to awards that are not expected to vest. For share-based awards granted, the Company expenses the grant date fair value of these awards using the straight-line method over the service period. Amortization for the grant date fair value of share-based awards containing both service and performance features depends on the Company's estimated judgments on whether the performance conditions will be achieved.

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

3. Significant Business Transactions

Acquisition of dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm") for cash and the issuance of IOS stock. Prior to closing the transaction, IOS held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owns approximately 70.5% of IOS and the remaining 29.5% is owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest.

dsicmm provides integrated print and communication solutions in the U.K. dsicmm has approximately 1,200 employees and recorded operating revenues of approximately $44.1 million and a loss from operations of $5.1 million during the period August 1, 2010 to December 31, 2010. DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

The Company has not yet finalized its accounting for the acquired assets of dsicmm; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted. DST has preliminarily recognized identifiable intangible assets (comprised of customer relationships of $11.0 million and proprietary software of $4.7 million) and goodwill of $42.1 million, resulting from the acquisition. DST estimates annual amortization for acquired dsicmm intangible assets will be approximately $2.4 million. Goodwill of $42.1 million from the acquisition is comprised of the assembled workforce of dsicmm and other assets and is included in the Output Solutions Segment. None of the goodwill is expected to be deductible for income tax purposes.

Assuming the acquisition of dsicmm Group Limited had occurred January 1, 2009, the Company's total revenues would have been approximately $2,418.3 million and $2,359.4 million for the years ended December 31, 2010 and 2009, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the year ended December 31, 2010 and 2009. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 2009.

The following table summarizes the consideration for dsicmm and the preliminary allocation of the fair value of dsicmm to the fair values of assets acquired and liabilities assumed at July 30, 2010 (in millions).

Consideration
Cash paid	$3.7
Fair value of shares issued of Innovative Output Solutions Limited (non monetary)	22.1

Fair value of dsicmm Group Limited	$25.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$25.7
Other current assets	5.4
Investments	0.4
Properties (includes $4.7 million of proprietary software)	32.1
Intangible assets	11.0
Goodwill	42.1
Other assets	0.1

Total assets	116.8

Other current liabilities	28.8
Income tax liabilities	1.4
Debt	51.4
Deferred income tax liabilities	4.0
Non-current liabilities	5.4

Total liabilities	91.0

Net assets acquired	$25.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

Acquisition of Argus Health Systems, Inc.

Prior to March 31, 2009, DST owned a 50% interest in Argus, which provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs. On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash. As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009 rather than recording equity in earnings of Argus. On January 1, 2009 and as required by generally accepted accounting principles, the Company adopted new authoritative accounting guidance for business combinations. In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition. Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of $57.0 million, and recorded a gain of $41.7 million on March 31, 2009, which is included in other income (expense), net in the Consolidated Statement of Income. DST has recognized identifiable assets (comprised of proprietary software of $26.0 million, customer relationships of $14.0 million and other intangible assets of $1.0 million) and goodwill resulting from the acquisition of the remaining 50% Argus interest and the remeasurement of DST's previously held equity interest. Based on the purchase price allocation, DST estimates that annual amortization expense from acquired Argus intangible assets will be approximately $4.2 million. Goodwill of $62.9 million arising from the acquisition is comprised of the assembled workforce of Argus and other assets and is included in the Financial Services Segment. None of the goodwill is expected to be deductible for income tax purposes. DST believes that the acquisition of Argus complements its existing DST Health Solutions business, increases the size of DST's healthcare processing capabilities and will enable the Company to provide broader product offerings to new and existing customers. Argus recorded revenues of approximately $127.7 million during the year ended December 31, 2008. Assuming the acquisition of the remaining 50% of Argus had occurred on January 1, 2008, the Company's total revenues would have been $2,236.7 million and $2,387.4 million for the years ended December 31, 2009 and 2008, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the years ended December 31, 2009 and 2008. The unaudited pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective as of January 1, 2008.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

The following table summarizes the consideration paid for Argus and the allocation of the fair value of Argus to the fair values of assets acquired and liabilities assumed at March 31, 2009 (in millions).

Consideration
Cash paid for remaining 50% equity interest in Argus	$57.0
Fair value of DST's equity interest in Argus before the business combination	57.0

Fair value of Argus	$114.0

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$9.2
Funds held on behalf of clients	148.0
Client funding receivable	99.6
Accounts receivable	16.9
Other current assets	7.2
Properties (includes $26.0 of proprietary software)	34.9
Intangible assets	15.0
Goodwill	62.9
Other non-current assets	2.2

Total assets	395.9

Client funds obligations	247.6
Other current liabilities	17.3
Deferred income tax liabilities	14.6
Non-current liabilities	2.4

Total liabilities	281.9

Net assets acquired	$114.0

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

There are provisions in the BlueDoor acquisition agreement that allow for additional consideration to be paid if license and service fee revenue targets are achieved and upon the completion of future service by the former owners of BlueDoor. As of December 31, 2010, the aggregate amount of contingent consideration that could be paid related to this business acquisition was approximately $17.3 million. Approximately $6.9 million of that amount would be due in 2011 while the remainder

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

would be paid from 2011 through 2015. DST has allocated the total purchase price for BlueDoor to the fair values of assets acquired and liabilities assumed at the date of the acquisition. The initial $13.4 million purchase price allocation resulted in approximately $10.3 million of proprietary software, $0.7 million of customer relationship intangible assets, $7.2 million of goodwill, and $4.8 million of net liabilities assumed. None of the goodwill is expected to be deductible for income tax purposes. The software and customer relationship intangible assets are being amortized over a period ranging from 5-8 years.

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

4. Investments

Investments are as follows (in millions):

		Carrying Value December 31,
	2010 Ownership Percentage
		2010	2009
Available-for-sale securities:
State Street Corporation	2%	$478.7	$460.7
Computershare Ltd	3%	165.5	228.8
Euronet Worldwide, Inc.	4%	32.9	41.4
Other available-for-sale securities		228.7	162.4

		905.8	893.3

Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	169.2	154.5
International Financial Data Services, U.K.	50%	78.8	65.1
International Financial Data Services, L.P.	50%	44.4	38.5
Unconsolidated real estate affiliates		50.4	88.0
Other unconsolidated affiliates		12.7	13.4

		355.5	359.5

Other:
Trading securities		50.3	48.8
Held-to-maturity		11.3	6.9
Investments, at cost		171.7	103.3

		233.3	159.0

Total investments		$1,494.6	$1,411.8

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

State Street Corporation ("State Street") is a financial services corporation that provides services to institutional investors. State Street's range of financial services includes banking, trust, global custody, research, investment management, trading services and investment servicing. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end. The Company received $0.4 million in dividends from State Street during the years ended December 31, 2010 and 2009, and $10.6 million during the year ended December 31, 2008, which have been recorded in other income.

Computershare is a global provider of share registry management/transfer agency services and technology to the global securities industry. Computershare's common stock is listed on the Australian Stock Exchange under ASX: CPU. The aggregate market value of the Company's investment in Computershare's common stock presented above was based on the closing price on the Australian exchange at the respective year end.

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

The Company is a limited partner in various private equity funds. At December 31, 2010 and 2009, the Company's carrying value of these private equity fund investments was approximately $148.9 million and $94.4 million, respectively. At December 31, 2010, the Company had future capital commitments related to these private equity fund investments of approximately $84.5 million.

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2010	2009
Book cost basis	$327.4	$319.4
Gross unrealized gains	555.7	557.8
Gross unrealized losses	(0.6)	(0.9)
Unrealized gain (loss)—foreign currency exchange rates	23.3	17.0

Market value	$905.8	$893.3

During 2010, 2009 and 2008, the Company received $233.6 million, $146.3 million and $119.5 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $68.7 million, $49.1 million and $42.3 million and gross realized losses of $3.0 million, $3.1 million and $10.2 million, were recorded in 2010, 2009 and 2008, respectively, from available-for-sale securities. In addition, the Company recorded unrealized losses on available-for-sale securities of $1.3 million, $27.3 million and $53.1 million related to other than temporary investment impairments for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the proceeds received from the sale of investments in available-for-sale securities for the year ended December 31, 2010 is $78.4 million of proceeds resulting from the sale of 7.3 million shares of Computershare Ltd., which resulted in a gain of $42.5 million.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2010 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$17.4	$0.6	$	$	$17.4	$0.6

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $1.7 million, $1.8 million and $20.8 million, respectively, of net impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in Other income (expense), net, in the Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company's financial position.

Boston Financial Data Services ("BFDS") is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing and custodial capabilities of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contributions plans using the Company's TRAC system and provides non-traded REIT participant accounting services. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2010 and 2009.

IFDS U.K. is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full, remote and shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2010 and 2009 is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. IFDS U.K. has a non-controlling investment interest in Cofunds.

IFDS L.P. is a U.S. partnership between the Company and State Street. IFDS L.P. owns the following operating joint ventures: IFDS Canada, IFDS Ireland and its subsidiary, Percana, and IFDS Luxembourg. IFDS L.P. provides shareowner accounting and recordkeeping to international markets.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2010	2009	2008
BFDS	$14.8	$12.1	$16.4
IFDS U.K.	15.9	9.2	10.6
IFDS L.P.	6.2	10.9	5.8
Argus*		(1.5)	0.7
Other	(0.5)	6.6	1.2

	$36.4	$37.3	$34.7

*
Equity in losses of Argus for 2009 is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

Certain condensed financial information of the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenues	$912.8	$948.8	$1,043.9
Costs and expenses	835.9	847.4	975.4
Net income	76.9	101.4	68.5
Current assets	931.9	1,012.1	1,320.7
Noncurrent assets	780.4	738.7	744.2
Current liabilities	519.0	629.1	1,027.5
Noncurrent liabilities	507.4	492.9	450.2
Partners' and stockholders' equity	685.9	628.9	587.2

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2010	2009	2008
DST's operating revenues from unconsolidated affiliates	$169.0	$176.3	$195.2

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$7.2	$9.8	$11.3

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(2.6)	$(1.0)	$43.6

Net proceeds received by DST from unconsolidated affiliates	$3.8	$31.1	$9.6

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

	December 31,
	2010	2009
Amounts receivable to DST from unconsolidated affiliates related to commercial mortgage loans	$2.7	$37.6
Amounts receivable to DST from advances to unconsolidated affiliates	8.1	10.3
Trade accounts receivable to DST from unconsolidated affiliates	24.3	15.7

Amounts receivable to DST from unconsolidated affiliates	$35.1	$63.6

Amounts payable by DST to unconsolidated affiliates*	$1.5	$0.4

*
Excludes amounts owed under or activity related to the BFDS promissory note

Goodwill and other intangibles is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. At both December 31, 2010 and 2009, goodwill and intangible assets (net of accumulated depreciation) was $1.0 million.

5. Fair Value Measurements

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

As of December 31, 2010 and 2009, the Company held certain investment assets that are required to be measured at fair value on a recurring basis. These investments include the Company's available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. Included in funds held on behalf of clients at December 31, 2010 and 2009 are approximately $20.2 million and $11.1 million, respectively, of available-for-sale fixed income securities held to satisfy client funds obligations. The Company also owns $35.2 million and $4.4 million of other available-for-sale fixed income securities at December 31, 2010 and 2009, respectively. In addition, the Company entered into a forward starting interest rate swap in January 2009 that is required to be reported at fair value. Fair value for the available-for-sale fixed income securities and for the interest rate swap was determined using inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly. Accordingly, these investments have been classified as Level 2 in the table below.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$905.8	$870.6	$35.2	$
Trading securities	50.3	50.3
Available-for-sale securities held to satisfy client funds obligations	20.2		20.2
Interest rate swap liability	(5.0)		(5.0)

	$971.3	$920.9	$50.4	$

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$893.3	$888.9	$4.4	$
Trading securities	48.8	48.8
Available-for-sale securities held to satisfy client funds obligations	11.1		11.1
Interest rate swap liability	(1.9)		(1.9)

	$951.3	$937.7	$13.6	$

At December 31, 2010 and 2009, one of DST's unconsolidated affiliates had an interest rate swap with a fair market value liability of $47.7 million and $35.6 million, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2010	2009
Land	$69.3	$65.8
Buildings	353.6	344.4
Data processing equipment	197.4	192.1
Data processing software	499.2	458.4
Furniture, fixtures and other equipment	402.1	396.0
Leasehold improvements	76.4	72.5
Construction-in-progress	26.0	35.3

	1,624.0	1,564.5
Less accumulated depreciation and amortization	1,107.2	1,028.2

Net properties	$516.8	$536.3

At December 31, 2010 and 2009, there were approximately $8.1 million and $8.9 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2010 and 2009, there was approximately $5.0 million and $6.0 million, respectively, of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table.

Included in data processing software is $26.0 million of proprietary software acquired in the March 2009 acquisition of Argus and $4.7 million acquired in the July 2010 acquisition of dsicmm Group Limited. At December 31, 2010 and 2009, the net book value of this acquired software was $24.4 million and $23.6 million, respectively.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $127.5 million, $123.7 million and $119.7 million, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by Segment (in millions):

	December 31, 2009	Acquisitions		Disposals	Other	December 31, 2010
Financial Services	$174.9	$		$	$3.1	$178.0
Output Solutions	8.7		43.5			52.2

Total	$183.6		$43.5	$	$3.1	$230.2

	December 31, 2008	Acquisitions	Disposals	Other	December 31, 2009
Financial Services	$109.9	$65.2	$	$(0.2)	$174.9
Output Solutions	8.8			(0.1)	8.7

Total	$118.7	$65.2	$	$(0.3)	$183.6

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets (Continued)

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$63.6	$16.4	$51.2	$11.6
Other	6.0	3.7	6.0	2.6

Total	$69.6	$20.1	$57.2	$14.2

As described in Note 3, the acquisition of dsicmm Group Limited on July 30, 2010 resulted in $42.1 million in goodwill, $11.0 million in customer relationship intangible assets and $4.7 million in proprietary software (which has been included in properties). Also described in Note 3 is the purchase of the remaining 50% equity interest in Argus on March 31, 2009 which resulted in $62.9 million of goodwill, $14.0 million of customer relationship intangible assets, $1.0 million of other intangible assets and $26.0 million of proprietary software (which has been included in properties). During 2008, DST acquired BlueDoor which resulted in $0.7 million of customer relationships intangible assets.

Intangible assets at December 31, 2010 primarily represent customer relationships with estimated useful lives ranging from 5 to 17 years. The weighted average amortization period for customer relationships and other intangibles assets is 14.2 years and 6.2 years, respectively. Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $5.8 million, $4.4 million and $3.9 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2010 is estimated to be $5.1 million for 2011, $5.1 million for 2012, $4.7 million for 2013, $4.6 million for 2014 and $30.0 million thereafter.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2010	2009
Accounts receivable securitization program	$125.0	$
Secured promissory notes	3.5		8.9
Equipment credit facility	7.5		8.8
Real estate credit agreement	108.5		111.6
Convertible senior debentures
Series A			151.8
Series B			171.3
Series C	94.1		257.0
Revolving credit facilities	330.2		416.3
Senior notes	370.0
Related party promissory note	120.0		75.0
Other indebtedness	50.6		21.2

	1,209.4		1,221.9
Less current portion of debt	286.1		658.1

Long-term debt	$923.3		$563.8

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank. The maximum amount that can be outstanding under this program is $150 million. The facility will expire by its terms on May 19, 2011, unless renewed.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables.

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

At December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows. During the year ended December 31, 2009, the Consolidated Statement of Cash Flows presents the net cash flows under the Company's accounts receivable securitization programs in the operating section.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,769.5 million and $1,738.7 million for the years ended December 31, 2010 and 2009, respectively. The impact on net income stemming from these transfers was not material.

Costs associated with the accounts receivable securitization program were included in other income during 2009 and 2008, but are included in interest expense effective January 1, 2010. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2010 under the real estate notes and equipment notes was $3.2 million and $0.3 million, respectively. The real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate borrowings are generally fixed.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Fixed rates range from 6.0% to 8.39%. The real estate loans are secured by real property owned by the Company.

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under the Company's existing $50 million equipment credit facility expired on June 30, 2010. The maturity date for each loan drawn under that facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amounts under the old credit facility at December 31, 2010 and 2009 was $6.3 million.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin of 1.5% to 2.5%. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amount at December 31, 2010 under the new credit facility was $1.2 million.

Real estate credit agreement and interest rate swap

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

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2010 and 2009, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $5.0 and $1.9 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2010 and 2009, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Convertible senior debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures bear interest at a rate of 4.125% and 3.625% per annum, respectively. During fourth quarter 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $257.0 million in aggregate principal of the Company's outstanding 4.125% Series A convertible senior debentures due 2023 for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2009, the amount outstanding under the Series A, B, and C convertible senior debentures was $151.8 million, $171.3 million and $257.0 million respectively.

During 2010, the Company repurchased $67.7 million of the original Series A debentures, $8.8 million of the Series B debentures and $162.9 million of the Series C debentures and recorded a net loss of $6.4 million on these transactions. In August 2010, the Company had $9.9 million Series A debentures that were put to the Company by debenture holders and redeemed. In September 2010, the entire remaining balance of Series A ($74.2 million) and Series B ($168.5 million, which includes $6.0 million

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

of accreted interest) senior convertible debentures were redeemed, which fully retired these series of debentures. At December 31, 2010, the Company had $94.1 million Series C senior convertible debentures outstanding.

The Series C debentures bear regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15 until August 15, 2010. Beginning August 15, 2010, the Company will not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to $1,700.28, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

Beginning August 15, 2013, the Company may redeem for cash all or part of the Series C debentures at any time (upon not less than 30 nor more than 60 days notice before the redemption date) at a redemption price equal to the accreted principal amount of the Series C debentures to be redeemed or purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to the redemption date. Debenture holders may require the Company to purchase the Series C debentures on August 15, 2014, 2015 and 2020 at a purchase price equal to the accreted principal amount of the Series C debentures to be purchased plus any accrued and unpaid cash interest, including contingent interest and liquidated damages, if any, to such purchase date. For purchases of Series C debentures on August 15, 2014, the Company will pay the purchase price in cash. For purchases of Series C debentures on August 15, 2015 and 2020 and upon any fundamental change, the Company can pay the purchase price at its option in cash, common stock or any combination of cash and common stock.

The Series C debentures are convertible under specified circumstances into shares of the Company's common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events. The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013. The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2010 and 2009.

On January 1, 2009, DST adopted new authoritative accounting guidance related to convertible debt instruments that may be settled in cash upon conversion. The guidance clarifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. DST retrospectively applied this guidance to all periods prior to January 1, 2009 beginning with August 2003 when the senior convertible debentures were issued. DST used non-convertible debenture interest rates of 6.35% for the original $540 million 4.125% Series A senior convertible debentures and 5.68% for the original $300 million 3.625% Series B senior convertible debentures. The retrospective adoption of this guidance increased the amount of interest expense recorded by DST for historical income statements periods prior to April 1, 2006 (as the debenture discount would have been fully amortized by that date), but did not impact the years ended December 31, 2010, 2009 or 2008. The adoption of this accounting guidance required DST to retrospectively restate retained earnings and additional paid in capital as of December 31, 2006 in the Statement of Changes in Equity, which resulted in a reduction of retained earnings of $58.4 million and an increase in additional paid in capital of the same amount, which had no change to total equity.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement provides for a revolving unsecured credit facility in an aggregate principal amount of up to $600 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.75% to 2.375% over LIBOR and 0.75% to 1.375% over base rate as defined. Additionally, an annual facility fee of 0.25% to 0.625% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2013. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $325.0 million at December 31, 2010.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2011. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 2.0%. Commitment fees of 0.40% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

tangible net worth levels. The Company was in compliance with all debt covenants at December 31, 2010 and 2009. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2010 and 2009.

One of the Company's subsidiaries maintains a margin loan with a regulated broker/dealer. There were no borrowings under this loan at December 31, 2010 and 2009. This margin loan is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available revolving credit agreement in the amount of $2.5 million. There were no borrowings against this foreign revolving credit agreement at December 31, 2010 and 2009. The Company has an unsecured revolving line of credit for $20.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus 0.675%. Interest is payable monthly. No amounts were drawn on this facility during 2010 and 2009. The Company's foreign subsidiary has an overdraft credit facility that provides for borrowings of up to $8.1 million at variable rates of interest based on the Bank's base rate plus 1.5% per annum. Amounts borrowed on this overdraft credit facility were $5.2 million and $5.4 million at December 31, 2010 and 2009, respectively.

Senior notes

On August 9, 2010, the Company issued $370.0 million of aggregate principal of privately placed senior notes (collectively, the "Senior Notes"). The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes due August 9, 2015, $105 million of 4.86% Series B Senior Notes due August 9, 2017, $65 million of 5.06% Series C Senior Notes due August 9, 2018 and $160 million of 5.42% Series D Senior Notes due August 9, 2020.

The Senior Notes are unsecured senior obligations of the Company and were issued pursuant to a note purchase agreement dated August 9, 2010 (the "Agreement"). Interest on the Senior Notes is payable semiannually on February 9 and August 9 of each year, commencing February 9, 2011. The Company may prepay the Notes at any time, in an amount not less than 10% of the aggregate principal amount of the Senior Notes then outstanding, at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a "make-whole" prepayment premium. The Company may be required to prepay all or a portion of the Senior Notes upon the occurrence of any "Change in Control", as defined in the Agreement.

Pursuant to the Agreement, any subsidiary of the Company that is required to become a party to or otherwise guarantee the syndicated line of credit facility or other indebtedness in excess of $100.0 million, will be required to guarantee the Company's obligations under the Senior Notes. The Agreement contains customary restrictive covenants, as well as certain customary events of default, including cross-default provisions. Among other provisions, the Agreement limits the ability of the Company to incur or create liens, sell assets, issue priority indebtedness and change lines of business. The agreement also requires certain leverage and interest coverage ratios to be maintained.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Related party promissory note

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. ("BFDS"). The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. Prior to this amendment, the maximum borrowings under this promissory note was $100.0 million. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $600 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $600 million syndicated line of credit facility. The amount outstanding under this loan agreement was $120.0 million and $75.0 million at December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company recorded interest expense related to this loan of $2.0 million, $1.0 million and $4.1 million, respectively.

Other indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with business acquisitions in 2006 and 2010. At December 31, 2010, amounts outstanding from the 2006 business acquisition and the 2010 dsicmm acquisition were $18.9 million and $31.7 million, respectively. At December 31, 2009, the amount outstanding from the 2006 business acquisition was $21.2 million.

The debt obligations assumed in 2006 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016. Indebtedness assumed in 2010 from dsicmm contains both variable and fixed interest rates and maturity dates ranging from 2011 through December 2013. Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios. In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable. At December 31, 2010, dsicmm had approximately $22.3 million of debt for which the Company is seeking a waiver from the lender.

Future principal payments of indebtedness at December 31, 2010 are as follows (in millions):

2011	$286.1
2012	13.5
2013	434.4
2014	98.1
2015	43.8
Thereafter	333.5

Total	$1,209.4

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and senior notes is considered to approximate fair value at December 31, 2010 and 2009.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

As of December 31, 2010, the carrying and fair value of the Series C convertible debentures and Senior Notes were as follows (in millions):

	Carrying Value	Estimated Fair Value
Convertible senior debentures—Series C	$94.1	$105.6
Senior Notes—Series A	40.0	40.0
Senior Notes—Series B	105.0	104.9
Senior Notes—Series C	65.0	64.7
Senior Notes—Series D	160.0	158.8

Total	$464.1	$474.0

9. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2010	2009	2008
U.S.	$462.6	$366.4	$303.0
International	14.0	(11.9)	7.3

Total	$476.6	$354.5	$310.3

Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$99.0	$51.0	$73.4
State and local	23.4	7.8	10.1
International	10.3	2.4	5.2

Total current	132.7	61.2	88.7

Deferred
Federal	32.5	47.9	(20.0)
State and local	(0.4)	2.0	(0.5)
International	(5.7)	1.8	(0.8)

Total deferred	26.4	51.7	(21.3)

Total provision for income taxes	$159.1	$112.9	$67.4

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Provision for income taxes using the statutory rate in effect	$166.7	$124.0	$108.7
Tax effect of:
State and local income taxes, net	13.9	9.8	7.7
International income taxes, net	(2.2)	0.4	(3.5)
Earnings of U.S. unconsolidated affiliates	(4.1)	(3.0)	(5.0)
Argus nontaxable gain		(16.6)
Valuation allowance	0.4	1.8	3.0
Tax credits	(10.0)	(8.8)	(0.4)
Uncertain tax positions	1.5	9.5	(39.7)
Dividend received deduction	(8.2)	(0.6)	(3.4)
Other	1.1	(3.6)

Total provision for income taxes	$159.1	$112.9	$67.4

Effective tax rate	33.4%	31.8%	21.7%
Statutory federal tax rate	35.0%	35.0%	35.0%

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2010	2009
Liabilities:
Deferred cancellation of debt income	$(92.7)	$(18.7)
Investments in available for sale securities	(241.6)	(225.2)
Unconsolidated affiliates and investments	(10.4)	(26.0)
Accumulated depreciation and amortization	(12.5)	(10.2)
Book accruals and prepaid expenses	(0.8)
Debenture original issue discount	(15.9)	(79.9)
Other	(4.5)	(1.1)

Total deferred tax liabilities	(378.4)	(361.1)

Assets:
Book accruals and prepaid expenses		3.9
Deferred compensation and other employee benefits	42.5	56.5
Net operating loss	17.3	19.0
Other	5.1

Total deferred tax assets	64.9	79.4

Valuation allowance	(10.9)	(11.1)

Net deferred tax liability	$(324.4)	$(292.8)

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

The Company has approximately $13.4 million of federal net operating losses as of December 31, 2010 as a result of the Amisys Synertech (now known as DST Health Solutions, LLC) acquisition on October 2, 2006. These net operating losses expire in years 2022 through 2025 and are available to reduce future income taxes. Since these net operating losses were generated prior to the acquisition of ASI, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration. The Company has approximately $24.6 million of state net operating losses as of December 31, 2010 as a result of the Amisys Synertech acquisition in 2006. The Company believed it was not more likely than not that certain state deferred tax assets would be realized, and, accordingly, recorded a valuation allowance. During the Company's 2009 reassessment of this valuation allowance requirement, it was determined that the valuation allowance was no longer required. As a result, it was released during 2009.

The Company has approximately $42.8 million of net operating loss carryforwards as of December 31, 2010 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income. A net benefit of approximately $7.4 million of these net operating losses will be recorded in additional paid in capital upon realization. Authoritative accounting guidance requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, the Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established corresponding valuation allowances as of December 31, 2010 and 2009 of $10.9 million and $11.1 million, respectively. A $2.3 million valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) was released during 2010. The release resulted from the acquisition of dsicmm Group. Innovative Output Solutions Limited ("IOS") was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $700,000) was attributed to the non-controlling interest.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of the authoritative accounting guidance related to income taxes, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2010, the cumulative amount of such unremitted earnings was $190.1 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2010 and 2009 were $12.9 million and $11.7 million, respectively. As a result of the purchase of the remaining 50% interest of Argus on March 31, 2009, $0.9 million of deferred taxes provided on unremitted earnings of Argus was reversed during first quarter 2009.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

As of December 31, 2010, accumulated undistributed earnings of foreign subsidiaries were $111.3 million. The Company intends to indefinitely reinvest these earnings in the businesses of its foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$78.5	$75.7	$100.6
Additions based on tax positions related to the current year	5.4	4.1	4.1
Additions for tax positions of prior years	3.1	19.4	22.3
Reductions for tax positions of prior years	(11.1)	(1.6)	(50.6)
Settlements	(0.1)	(18.4)	(0.2)
Statute expirations	(0.8)	(0.7)	(0.5)

Balance at end of year	$75.0	$78.5	$75.7

Included in the Company's net unrecognized tax benefit at December 31, 2010, 2009 and 2008 are $44.0 million, $43.6 million and $46.8 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2009, the Company had $8.9 million of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $0.7 million during the year ended December 31, 2010 to $9.6 million. The liability for interest and penalties decreased $0.4 million during the year ended December 31, 2009.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination for the tax years ended December 31, 2002 through 2005 was completed in February 2009. This examination included the Health Solutions transaction (discussed below). In the course of finalizing the examination, favorable adjustments of approximately $5.0 million were identified and recognized in first quarter 2009 that were not recorded at December 31, 2008, including foreign tax credit carryforward utilization. An IRS examination for the tax years ended December 31, 2006 and 2007 began during 2009. As of December 31, 2010, the IRS has not proposed any significant adjustments which would be material to the Company's financial statements. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Company does not believe that the outcome of any examination will have a material impact on its financial statements.

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

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 1996 through 2001. A settlement was reached with respect to the Company's refund claims for research and experimentation credits for the years 1996 through 2001. Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company's operations after 2001. During 2010, the Company filed federal income tax refund claims for approximately $10 million of research and experimentation credits for the tax years 2002 through 2005. The IRS has recently initiated a full examination of these claims. Refund claims for tax years 2006 through 2010 are expected to be filed during 2011 and will be subject to examination by the IRS. In light of the continuing uncertainty related to the realization of any tax benefit associated with these claims, the Company has not yet recorded any significant income tax benefit in the accompanying financial statements related to these refund claims. To the extent refunds are received, the Company will reduce income tax expense when realized.

Subsequent to December 31, 2010, the Company finalized its plans to file federal income tax refund claims for the tax years 2005 through 2009 related to its Domestic Manufacturing Deduction under Internal Revenue Code Section 199 based on technical developments and interpretations that have occurred since filing the original returns. These claims are estimated to exceed $10 million, and the IRS is expected to conduct a full examination of these claims. Due to uncertainty related to the realization of any tax benefit associated with these refund claims, the Company has not yet recorded any significant income tax benefit in the accompanying financial statements related to these refund claims and plans to fully reserve the benefit upon filing the claims. To the extent refunds are received, the company will reduce income tax expense when realized.

10. Equity

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net income attributable to DST Systems, Inc.	$318.5	$241.6	$242.9

Average common shares outstanding	46.9	49.6	53.6
Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.4	0.4	4.1

Average diluted shares outstanding	47.3	50.0	57.7

Basic earnings per share	$6.78	$4.87	$4.53
Diluted earnings per share	$6.73	$4.84	$4.21

The Company had approximately 46.3 million and 49.2 million shares outstanding at December 31, 2010 and 2009, respectively. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 3.4 million and 3.2 million for the years ended December 31, 2010 and 2009, respectively. The Company's convertible senior debentures would have a potentially dilutive effect on the Company's stock if converted in the future. At December 31, 2010 outstanding Series C debentures are convertible into 1.9 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds the average accreted bond price per share. There was additional dilution of approximately 2.5 million shares for the year ended December 31, 2008, related to the Company's average daily share price exceeding the then prevailing conversion prices per share, but no dilution during the years ended December 31, 2010 and 2009 because of a decline in the Company's average share price.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$62.5	$204.8	$(673.5)
Proportional share of unconsolidated affiliate interest rate swap	3.0	1.8	0.1
Unrealized loss on interest rate swaps	(3.1)	(1.9)
Reclassification adjustments for net (gains) losses included in net income	(64.4)	(18.6)	21.1
Foreign currency translation adjustments	2.4	45.0	(77.6)
Deferred income taxes	(1.6)	(84.0)	268.5

Other comprehensive income (loss)	$(1.2)	$147.1	$(461.4)

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period and proportional share of unconsolidated affiliates' interest rate swaps	$27.2	$91.2	$(276.7)
Reclassification adjustments for (gains) losses included in net income	(25.6)	(7.2)	8.2

Deferred income taxes	$1.6	$84.0	$(268.5)

One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $47.7 million, $35.6 million and $72.8 million at December 31, 2010, 2009 and 2008, respectively. DST's 50% proportionate share of this interest rate swap liability was $23.9 million, $17.8 million and $36.4 million at December 31, 2010, 2009 and 2008, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in $2.0 million, $5.0 million and $6.8 million recorded at December 31, 2010, 2009 and 2008, respectively.

Stock repurchases

At December 31, 2010, there were approximately 1.0 million shares remaining to be repurchased under the Company's existing share repurchase authorization plan. The plan allows, but does not require, the repurchase of common stock in open market and private transactions through December 31, 2012. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases. Under the share repurchase plans, the Company expended $116.6 million for approximately 2.9 million shares, $9.7 million for approximately 260,000 shares and $724.3 million for approximately 11.3 million shares during the years ended December 31, 2010, 2009, and 2008, respectively.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company's stock or from the vesting of restricted stock shares are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $21.1 million, $30.8 million and $6.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had 49.1 million and 46.2 million shares of common stock held in treasury at December 31, 2010 and 2009, respectively.

Dividends

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

On February 24, 2011, DST's Board of Directors declared a cash dividend of $0.35 per share on its common stock. The dividend will be payable April 8, 2011, to shareholders of record at the close of business on March 18, 2011.

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

The Consolidated Statement of Income for the years ended December 31, 2010, 2009, and 2008 reflects share-based compensation cost of $20.2 million, $25.8 million and $32.7 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2010, 2009, and 2008, was $7.9 million, $10.1 million and $12.8 million, respectively. Excess tax benefits of $0.5 million, $0.2 million and $1.3 million were classified as a financing cash inflow during the years ended December 31, 2010, 2009 and 2008, respectively. Cash proceeds from options exercised for the years ended December 31, 2010, 2009 and 2008 were $16.1 million, $14.0 million and $4.9 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("1995 Plan"). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2010, approximately 5.0 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2010, approximately 211,000 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Vesting terms for options granted under the Employee Plan and the Director Plan differ based on the grant made. Options vest and generally become fully exercisable over three years of continued employment, depending upon the grant type. During the years ended December 2010 and 2009, the Company issued approximately 0.2 million and 1.3 million common stock options, respectively. There were no stock option issued during the year ended December 31, 2008. Approximately 0.2 million of the Company's 2009 option grants include performance-based conditions, as defined.

The Black-Scholes option valuation model was used in estimating the fair value of options granted. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility. The Company estimates expected stock price volatility via observations of the historical (generally the last three years) volatility trends. In determining the expected life of the option grants, the Company applied the simplified method, which uses the weighted average of the vesting period and contractual term of each option granted. The risk-free interest rates used were actual U.S. Government zero-coupon rates for bonds matching the expected term of the option as of the option grant date.

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

assumptions used for grants made under the option plans during 2010 and 2009, as well as the range of fair values and weighted-average fair value of options granted:

	Year ended December 31,
	2010	2009
Weighted average risk free interest rate	2.67%	2.70%
Range of risk free interest rates	1.47% - 3.01%	2.67% - 2.86%
Weighted average expected life of option (years)	6.0	6.1
Range of expected life of option (years)	6.0 - 6.5	6.0 - 6.5
Weighted average expected stock volatility	35.41%	34.83%
Range of expected stock volatilities	34.74% - 36.60%	34.83% - 34.83%
Weighted average expected dividend yield	0.60%	n/a
Range of expected dividend yields	0% - 1.68%	n/a
Weighted average stock option fair value	$15.63	$16.99
Range of stock option fair values	$11.44 - $17.37	$16.87 - $17.75

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	6.1	$41.27
Exercised	(0.2)	32.53		$5.0

Outstanding at December 31, 2008	5.9	41.48
Granted	1.3	43.83
Exercised	(0.4)	32.31		3.1
Cancelled	(0.2)	43.86

Outstanding at December 31, 2009	6.6	42.50
Granted	0.2	42.54
Exercised	(0.5)	32.07		5.3
Cancelled	(1.2)	51.64

Outstanding at December 31, 2010	5.1	$41.39	3.3	$24.36

Exercisable at December 31, 2010	4.1	$40.86	1.9	$23.53

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2010, 2009, and 2008 was $5.3 million, $3.1 million and $5.0 million, respectively.

Grants of restricted stock may consist of restricted stock awards ("RSA's") or restricted stock units ("RSU's"). Grants of restricted stock are valued at the date of grant and expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

transferability of the restricted stock, holders of RSA's have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. In 2010, the Company began issuing RSU's which do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock or restricted stock units may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition. The amount of unvested restricted shares outstanding at December 31, 2010 and 2009 is 0.6 million and 1.0 million, respectively. The Company granted approximately 2.8 million shares of restricted common stock to officers and certain other participants in November 2004. Approximately 1.6 million of these restricted shares vested in November 2009 and 0.7 million of these shares vested in January 2010, while the remaining shares were either vested or forfeited prior to December 31, 2010.

Included in the 0.6 million shares of outstanding restricted stock at December 31, 2010 are approximately 0.3 million of restricted shares granted in 2008 and 2007 that contain both service and performance features based on achieving certain operating performance measures. The restrictions on the shares granted in 2008 and 2007 were originally scheduled to lapse by December 31, 2010 and December 31, 2012, respectively, assuming certain performance features are met. In February of 2010 the RSA awards with a lapse date of December 31, 2010 were exchanged for an equivalent number of RSU awards and the performance achievement period was extended to December 31, 2011. In December 2010 the company determined that the performance criteria had been met and that the shares would vest in March of 2012 based on continuous service through this date.

The grant date fair value of these awards was approximately $7.2 million and $10.6 million for the 2008 and 2007 grants, respectively. The Company is amortizing the 2008 grant on a straight-line basis over the extended service period and a portion of the 2007 grant over a five year service period reflecting expectation of achievement of the required performance criteria for this portion of the 2007 awards. A portion of the 2007 grant with a grant date fair value of approximately $5.5 million was determined during 2010 to be unlikely to achieve the required performance criteria applicable to these awards, and a total accumulated amortization of approximately $2.5 million was reversed during the year. The Company will continue to monitor and evaluate its assumptions its performance based awards over the applicable performance periods for these awards.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Equity (Continued)

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	2.6	$50.79
Granted	0.1	70.80
Vested	(0.1)	55.43

Non-vested at December 31, 2008	2.6	51.66
Vested	(1.6)	49.23

Non-vested at December 31, 2009	1.0	55.41
Granted	0.5	46.20
Vested	(0.8)	49.37
Forfeited	(0.1)	67.13

Non-vested at December 31, 2010	0.6	$53.17

The fair value of restricted stock awards which vested during the years ended December 31, 2010, 2009 and 2008 was $36.9 million, $77.4 million and $3.3 million, respectively.

At December 31, 2010, the Company had $25.4 million of total unrecognized compensation expense (included in additional paid-in-capital on the Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures. The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock grants will be approximately $12.7 million for 2011, $6.4 million for 2012 and $0.8 million for 2013, based on awards currently outstanding. Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan ("ESPP") provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2010, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

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

Non-controlling interest

As a result of the acquisition of dsicmm, the Company's IOS subsidiary has a non-controlling investor group which owns approximately 29.5% of IOS. The exchange of a non-controlling interest in IOS for a controlling interest in dsicmm was initially recorded at $22.2 million. From the July 30, 2010 acquisition date through December 31, 2010, the net loss attributable to IOS non-controlling interests was $1.0 million.

11. Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expense under these plans totaled $40.1 million, $40.4 million and $41.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $36.1 million and $35.2 million at December 31, 2010 and 2009, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2010	2009	2008
Interest paid during the year	$36.6	$40.1	$55.2
Income taxes paid during the year	131.0	96.8	84.1

The Company purchased approximately $0.3 million of marketable securities under a margin loan with a regulated broker/dealer during the years ended December 31, 2008. There were no borrowings under this loan at December 31, 2010 and 2009. The Company purchased $3.8 million, $2.3 million and $13.2 million of equipment with a promissory note during the years ended December 31, 2010, 2009 and 2008, respectively. Approximately $3.1 million of DST common stock was issued from treasury as partial purchase consideration for the 2008 acquisition of BlueDoor (Note 3). The fair value of shares issued of Innovative Output Solutions Limited of $22.1 million and approximately $3.7 million of cash was the consideration given for the acquisition of dsicmm Group Limited (Note 3), which resulted in DST owning approximately 70.5% of dsicmm. During 2010, the Company made a charitable donation of marketable securities valued at $10.2 million.

13. Commitments and Contingencies

The Company has future obligations under certain operating leases and software license agreements. The operating leases, which include facilities, data processing and other equipment, have lease terms ranging from 1 to 15 years excluding options to extend the leases for various lengths of time. Certain leases have clauses that call for the annual rents to be increased during the term of the lease. Such lease payments are expensed on a straight-line basis. Obligations under software license agreements generally relate to purchase obligations under maintenance agreements that support the software license. The Company also leases certain facilities from unconsolidated real estate affiliates.

The following incurred the following costs (in millions):

	Year Ended December 31,
	2010	2009	2008
Rent expense	$35.1	$31.9	$37.8
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	5.4	5.4	6.9

The Company has letters of credit of $7.8 million and $8.3 million outstanding at December 31, 2010 and 2009, respectively. Letters of credit are secured by the Company's debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2010 were not significant.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on June 30, 2013. At December 31, 2010 and 2009, total borrowings on the loan were $30.5 million and $31.1 million, respectively, and the Company's guarantee totaled $1.5 million for both December 31, 2010 and 2009.

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

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2011	$286.1	$24.9	$21.0	$13.3	$345.3
2012	13.5	20.9	18.3	5.8	58.5
2013	434.4	19.7	0.6	3.1	457.8
2014	98.1	17.5	0.3	2.8	118.7
2015	43.8	14.3		0.4	58.5
Thereafter	333.5	32.9		1.2	367.6

Total	$1,209.4	$130.2	$40.2	$26.6	$1,406.4

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Debt includes secured promissory notes, real estate credit agreement, equipment credit facility, convertible debentures, senior notes, revolving credit facilities, related party promissory notes and other indebtedness described in Note 8 above.

The Company's other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees		Total
2011	$7.5	$		$7.5
2012	0.3			0.3
2013			2.2	2.2
2014
2015

Total	$7.8		$2.2	$10.0

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

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

At December 31, 2010 and 2009, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Segment and Geographic Information

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

Summarized financial information concerning the Company's segments is shown in the following tables (in millions):

	Year Ended December 31, 2010
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,145.8	$556.0	$11.8	$		$1,713.6
Intersegment operating revenues	10.9	8.1	46.0		(65.0)
Out-of-pocket reimbursements	44.6	575.8	0.4		(5.9)	614.9

Total revenues	1,201.3	1,139.9	58.2		(70.9)	2,328.5
Costs and expenses	848.3	1,013.3	47.3		(60.4)	1,848.5
Depreciation and amortization	79.4	47.8	10.8		(2.6)	135.4

Income (loss) from operations	273.6	78.8	0.1		(7.9)	344.6
Other income, net	(0.3)	0.7	141.3			141.7
Equity in earnings (losses) of unconsolidated affiliates	36.5	0.1	(0.2)			36.4

Earnings before interest and income taxes	$309.8	$79.6	$141.2		$(7.9)	$522.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Segment and Geographic Information (Continued)

	Year Ended December 31, 2009
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,106.0	$477.4	$12.0	$		$1,595.4
Intersegment operating revenues	9.2	4.9	47.4		(61.5)
Out-of-pocket reimbursements	54.3	571.5	0.7		(4.0)	622.5

Total revenues	1,169.5	1,053.8	60.1		(65.5)	2,217.9
Costs and expenses	840.6	989.6	38.2		(55.2)	1,813.2
Depreciation and amortization	80.3	41.5	11.2		(2.6)	130.4

Income (loss) from operations	248.6	22.7	10.7		(7.7)	274.3
Other income, net	44.5	0.5	40.1			85.1
Equity in earnings (losses) of unconsolidated affiliates	38.1		(0.8)			37.3

Earnings before interest and income taxes	$331.2	$23.2	$50.0		$(7.7)	$396.7

	Year Ended December 31, 2008
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,134.5	$528.2	$12.8	$		$1,675.5
Intersegment operating revenues	8.2		49.0		(57.2)
Out-of-pocket reimbursements	72.6	537.2	0.7		(0.6)	609.9

Total revenues	1,215.3	1,065.4	62.5		(57.8)	2,285.4
Costs and expenses	830.7	989.8	40.6		(47.5)	1,813.6
Depreciation and amortization	80.6	38.9	8.5		(2.7)	125.3

Income (loss) from operations	304.0	36.7	13.4		(7.6)	346.5
Other expense, net	(3.0)	(0.3)	(12.2)			(15.5)
Equity in earnings of unconsolidated affiliates	33.9		0.8			34.7

Earnings before interest and income taxes	$334.9	$36.4	$2.0		$(7.6)	$365.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Segment and Geographic Information (Continued)

Earnings before interest and income taxes in the segment reporting information above less interest expense of $46.1 million, $42.2 million and $55.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, is equal to the Company's income before income taxes on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenues(1):
U.S.	$2,061.0	$2,032.9	$2,033.2
U.K.	133.8	75.9	136.5
Canada	49.7	48.8	44.4
Australia	45.7	34.2	29.1
Others	38.3	26.1	42.2

	$2,328.5	$2,217.9	$2,285.4

(1)
Revenues are attributed to countries based on location of the client.

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2010	2009
Financial Services	$1,639.9	$1,477.8
Output Solutions	457.6	253.4
Investments and Other	1,329.1	1,267.0
Elimination Adjustments	(87.2)	(85.4)

	$3,339.4	$2,912.8

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2010	2009
Long-lived assets:
U.S.	$441.9	$491.6
U.K.	97.3	65.9
Canada	14.9	18.3
Australia	8.2	13.0
Others	5.6	6.7

	$567.9	$595.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$409.4	$465.6	$413.7	$424.9	$1,713.6
Out-of-pocket reimbursements	157.3	148.3	153.5	155.8	614.9

Total revenues	566.7	613.9	567.2	580.7	2,328.5
Cost and expenses	468.1	436.0	459.3	485.1	1,848.5
Depreciation and amortization	30.3	35.6	33.5	36.0	135.4

Income from operations	68.3	142.3	74.4	59.6	344.6
Interest expense	(9.9)	(11.7)	(12.1)	(12.4)	(46.1)
Other income, net	54.4	4.0	9.4	73.9	141.7
Equity in earnings of unconsolidated affiliates	8.3	9.8	8.9	9.4	36.4

Income before income taxes	121.1	144.4	80.6	130.5	476.6
Income taxes	44.2	50.4	26.4	38.1	159.1

Net income	76.9	94.0	54.2	92.4	317.5
Net loss attributable to non-controlling interest			0.1	0.9	1.0

Net income attributable to DST Systems, Inc.	$76.9	$94.0	$54.3	$93.3	$318.5

Average common shares outstanding	48.3	46.7	46.6	46.2	46.9
Basic earnings per share	$1.59	$2.01	$1.17	$2.02	$6.78	(1)
Average diluted shares outstanding	48.7	47.0	46.9	46.7	47.3
Diluted earnings per share	$1.58	$2.00	$1.16	$2.00	$6.73	(1)
Cash dividends per share of common stock	$0.30			$0.30	$0.60

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2010 quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

As of the end of the fiscal year for which this annual report on Form 10-K is filed, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act"), and (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 excluded dsicmm Group Limited ("dsicmm"), which was acquired by the Company's wholly-owned subsidiary, Innovative Output Solutions, Limited, on July 30, 2010 in a purchase business combination. Total assets and operating revenues of dsicmm Group Limited as of December 31, 2010 and for the five months ended December 31, 2010 represents less than 5% of consolidated assets and operating revenues of the Company as of and for the year ended December 31, 2010. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 10, 2011 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010.

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

(c)   Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading "Insider Disclosures" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

(e)   Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 407(d)(4) and (d)(5) of Regulation S-K under the headings "The Board of Directors and "Board Committee Matters and Reports—Audit Committee" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth in response to Item 403 of Regulation S-K under the heading "Beneficial Ownership" in the Company's Definitive Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

The following table provides information as of December 31, 2010 about DST stock that may be issued under the DST Systems, Inc. 2005 Equity Incentive Plan (the "2005 Plan") upon the exercise of options, warrants and rights, as well as other year-end information about our equity compensation plans.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2010(#)		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2010 under equity compensation plans (excluding securities reflected in column A)(#)
Equity compensation plans approved by stockholders	5,609,476	(1)	$37.83	(1)(2)	5,228,030	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP")	None		None		589,844	(4)
Equity compensation plans not approved by stockholders	None		None		None

(1)
The number shown does not include:

•
Restricted DST stock issued under the 2005 Plan. The number of shares of restricted stock outstanding under the 2005 Plan as of December 31, 2010, is 129,188.

•
Service awards of DST stock that may be earned under the 2005 Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares earned under the 2005 Plan for anniversaries reached during the year ended December 31, 2010 is 17,335. The average grant price of shares granted as service awards during 2010 was $41.5848.

•
Securities available under the DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP"). Information on the ESPP, which was approved by stockholders and has been suspended, is shown separately below in Note 4.

(2)
Column A includes securities that may be issued at a future date in connection with stock option grants and restricted stock units under the 2005 Plan. Certain reload elimination shares will issue in 2011 in connection with a 2003 modification to option agreements outstanding at that time. Column A also includes the fair market value of such shares as of December 16, 2003, which is the date the deferred compensation was determined.

(3)
These are the shares available for issuance in connection with the granting of annual incentive awards, stock options, stock appreciation rights, restricted stock, stock awards, restricted stock units, deferred stock, dividend equivalents, anniversary service awards, substitute awards, or any other right, interest or option relating to shares of DST stock granted pursuant to either the provisions of the 2005 Plan or of the 2005 Non-Employee Directors' Award Plan.

(4)
The ESPP was suspended beginning for plan year 2006 and no shares have been issued for the 2006 through 2010 plan years. The suspension will continue until otherwise determined by the Committee. The number shown is the number available for issuance should the Committee lift the suspension.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 and Item 407(a) of Regulation S-K under the headings "Insider Disclosures" and "The Board of Directors—Independence and Accessibility" in the Company's Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

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

The consolidated financial statements consist of the following:

  1.
  Consolidated Balance Sheets as of December 31, 2010 and 2009;

  2.
  Consolidated Statement of Income for the three years ended December 31, 2010;

  3.
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2010;

  4.
  Consolidated Statement of Cash Flows for the three years ended December 31, 2010.

  5.
  Notes to Consolidated Financial Statements

  (2)
  Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

  (3)
  List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2.     Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1	Agreement of Limited Partnership for International Financial Data Services Limited Partnership, effective as of January 31, 2001, by and among the Company, State Street Corporation, and entities related to the Company and State Street Corporation, attached to this Form 10-K as Exhibit 2.1, is hereby incorporated by reference as Exhibit 2.1.
2.2
Agreement dated as of December 23, 1992 by and among State Street Boston Corporation, DST Systems International B.V., and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to this Form 10-K as Exhibit 2.2, is hereby incorporated by reference as Exhibit 2.2. Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
2.3
Share Transfer Restriction and Option Agreement dated as of December 23, 1992, by and among the Company, State Street Boston Corporation, and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to this Form 10-K as Exhibit 2.1, is hereby incorporated by reference as Exhibit 2.3.

2.4	The Share Purchase and Sale Agreement among Innovative Output Solutions Limited and various sellers, including but not limited to Mark Thomas Felstead, Susan Ann Felstead, and Andrew Young, of the issued share capital of dsicmm Group Limited, which is attached as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.4. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

3.     Articles of Incorporation and by-laws

3.1.1	The Company's Amended Delaware Certificate of Incorporation, as restated, which is attached as Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed on September 1, 1995, as amended (Registration No. 33-96526) (the "IPO Registration Statement"), is hereby incorporated by reference as Exhibit 3.1.l.
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
3.2
The Company's Amended and Restated Bylaws, dated as of May 10, 2010, which are attached as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2010 (Commission File No.1-14036), are hereby incorporated as Exhibit 3.2.

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
4.7.1
The Form of Indenture between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, under which Series C debentures were issued ("Series C Indenture"), which is attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 1, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7.1.
4.7.2
Supplemental Indenture No. 1 to the Series C Indenture, which is attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 30, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.7.2.
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
4.12
The Notes Purchase Agreement, dated August 9, 2010, by and among the Company and the Purchasers named therein, and the forms of the Series A, Series B Notes, Series C Notes and Series D Notes, which are attached as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 11, 2010, are hereby incorporated by reference as Exhibit 4.12.

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

10.10	The Company's 2005 Equity Incentive Plan, amended and restated as of December 8, 2010, attached to this Form 10-K as Exhibit 10.1, is hereby incorporated by reference as Exhibit 10.10.*
10.11.1
The Company's 2005 Non-Employee Directors' Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.1.*
10.11.2
The First Amendment to the 2005 Non-Employee Directors' Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.2.*
10.12
The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.*
10.13
The Form of Stock Option Award Agreement (time vesting), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.13.*
10.14
The Form of Stock Option Award Agreement (performance and time vesting), which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.*
10.15
The Form of Restricted Stock Unit Agreement (performance vesting), which is attached as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.*
10.16
The Form of Restricted Stock Unit Award Agreement (performance and time vesting), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2010, is hereby incorporated by reference as Exhibit 10.16.*
10.17.1
The Restricted Stock Unit Agreement, dated as of February 23, 2010, between the Company and Steve J. Towle ("Towle RSU Agreement"), attached to this Form 10-K as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.17.1.*
10.17.2	The First Amendment, dated as of December 29, 2010, to the Towle RSU Agreement, attached to this Form 10-K as Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.17.2.*
10.18.1
The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of April 16, 2010 ("Syndicated Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.1.
10.18.2
The First Amendment, dated as of August 9, 2010 to the Syndicated Agreement, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.18.2.

10.19.1	The Receivables Purchase Agreement, among Fountain City Finance, LLC; Enterprise Funding Company LLC; Bank of America, National Association; the Company and certain Company subsidiaries, dated May 21, 2009 (the "Receivables Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.1.
10.19.2
The First Amendment, dated as of June 30, 2009 to the Receivables Agreement, which is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.2.
10.19.3
The Second Amendment, dated as of December 31, 2009 to the Receivables Purchase Agreement, dated December 31, 2009, which is attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.3.
10.19.4
The Third Amendment, dated as of March 30, 2010, to the Receivables Purchase Agreement, which is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.4.
10.19.5
The Fourth Amendment, dated as of May 20, 2010, to the Receivables Purchase Agreement, which is attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.19.5.
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
10.21
The Shareholders' Agreement in respect of Innovative Output Solutions Limited, dated July 30, 2010, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2010, is hereby incorporated by reference as Exhibit 10.21. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.22	The Series C Indenture and Supplement No. 1 Thereto (see Exhibits 4.8.1 and 4.8.2).
10.23	The Rights Agreement. (See Exhibit 4.3.1)
10.24	The 2003 Registration Rights Agreement. (See Exhibit 4.9)
10.25	The 1995 Registration Rights Agreement. (See Exhibit 4.14)

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

Dated: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 24, 2011.

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
/s/ THOMAS A. MCCULLOUGH Thomas A. McCullough Director

/s/ WILLIAM C. NELSON William C. Nelson Director
/s/ TRAVIS E. REED Travis E. Reed Director
/s/ M. JEANNINE STRANDJORD M. Jeannine Strandjord Director

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2010
Index to Exhibits

The following Exhibits are attached to and incorporated by reference in this Annual Report on Form 10-K. See Part IV above for a complete list of exhibits. The exhibits listed below are not included in the printed Form 10-K, but are on file with the Securities and Exchange Commission.

2.1	Agreement of Limited Partnership for International Financial Data Services Limited Partnership, effective as of January 31, 2001, by and among the Company, State Street Corporation, and entities related to the Company and State Street Corporation.

2.2	Agreement dated as of December 23, 1992 by and among State Street Boston Corporation, DST Systems International B.V., and Clarke & Tilley Limited (currently, International Financial Data Services Limited), redacted pursuant to a request for confidential treatment.

2.3	Share Transfer Restriction and Option Agreement dated as of December 23, 1992, by and among the Company, State Street Boston Corporation, and Clarke & Tilley Limited (currently, International Financial Data Services Limited).

10.1	DST Systems, Inc. 2005 Equity Incentive Plan, amended and restated as of December 8, 2010.

10.2	The Restricted Stock Unit Agreement, dated as of February 23, 2010, between the Company and Steve J. Towle ("Towle RSU Agreement").

10.3	The First Amendment, dated as of December 29, 2010, to the Towle RSU Agreement.

12.1	The Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant.

31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant.

32	Certification pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant, and Kenneth V. Hager, Chief Financial Officer of Registrant.

101	The following financial information from DST's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statement of Income for the year ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheet at December 31, 2010 and 2009, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).