Form 10-Q
period 2011-03-31
DST SYSTEMS INC
filed 2011-05-06
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2011:

Common Stock $0.01 par value — 46,463,522

DST Systems, Inc.

Form 10-Q

March 31, 2011

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$147.3	$139.8
Funds held on behalf of clients	323.6	406.6
Client funding receivable	46.5	68.1
Accounts receivable	300.3	308.0
Deferred income taxes	10.6	12.1
Other assets	50.6	62.6
	878.9	997.2
Investments	1,121.6	1,139.1
Unconsolidated affiliates	359.5	355.5
Properties	501.6	516.8
Intangible assets	48.2	49.5
Goodwill	230.2	230.2
Other assets	51.3	51.1
Total assets	$3,191.3	$3,339.4
LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$286.6	$286.1
Client funds obligations	370.1	474.7
Accounts payable	74.5	65.1
Accrued compensation and benefits	88.9	121.7
Deferred revenues and gains	59.2	58.9
Other liabilities	122.3	98.4
	1,001.6	1,104.9
Long-term debt	855.8	923.3
Income taxes payable	54.5	53.3
Deferred income taxes	322.5	336.5
Other liabilities	76.9	75.8
Total liabilities	2,311.3	2,493.8
Commitments and contingencies (Note 11)

Equity
DST Systems, Inc. stockholders' equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued	1.0	1.0
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued
Additional paid-in capital	241.5	247.7
Retained earnings	3,077.0	3,039.8
Treasury stock (48.8 million and 49.1 million shares, respectively), at cost	(2,798.7)	(2,815.4)
Accumulated other comprehensive income	338.3	351.3
Total DST Systems, Inc. stockholders’ equity	859.1	824.4
Non-controlling interest	20.9	21.2
Total equity	880.0	845.6
Total liabilities and equity	$3,191.3	$3,339.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating revenues	$429.5	$409.4
Out-of-pocket reimbursements	162.2	157.3

Total revenues	591.7	566.7

Costs and expenses	492.3	468.1
Depreciation and amortization	30.1	30.3

Income from operations	69.3	68.3

Interest expense	(11.7)	(9.9)
Other income, net	17.2	54.4
Equity in earnings of unconsolidated affiliates	8.4	8.3

Income before income taxes and non-controlling interest	83.2	121.1
Income taxes	30.1	44.2

Net income	53.1	76.9
Net loss attributable to non-controlling interest	0.3

Net income attributable to DST Systems, Inc.	$53.4	$76.9

Average common shares outstanding	46.4	48.3
Average diluted shares outstanding	47.0	48.7

Basic earnings per share	$1.15	$1.59
Diluted earnings per share	$1.14	$1.58
Cash dividends per share of common stock	$0.35	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows — operating activities:
Net income	$53.1	$76.9
Depreciation and amortization	30.1	30.3
Net gains on investments	(7.7)	(37.6)
Net loss on the extinguishment of senior convertible debentures		0.6
Amortization of share based compensation	5.0	3.9
Equity in earnings of unconsolidated affiliates	(8.4)	(8.3)
Dividends from unconsolidated affiliates	5.5	1.5
Deferred income taxes	(0.6)	17.5
Changes in accounts receivable	7.7	(106.2)
Changes in accounts payable and accrued liabilities	13.5	(6.7)
Changes in accrued compensation and benefits	(33.9)	(14.1)
Changes in income taxes payable	24.5	26.9
Other, net	(9.5)	(4.2)
Total adjustments to net income	26.2	(96.4)
Net	79.3	(19.5)
Cash flows — investing activities:
Capital expenditures	(14.0)	(31.5)
Proceeds from unconsolidated affiliates	5.4	1.2
Investments in securities	(107.5)	(36.2)
Proceeds from sales/maturities of investments	102.2	94.4
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	93.8	(36.2)
Other, net	1.3	0.1
Net	81.2	(8.2)
Cash flows — financing activities:
Proceeds from issuance of common stock	36.6	6.0
Principal payments on debt	(10.2)	(4.0)
Repurchases of senior convertible debentures		(29.1)
Net proceeds from accounts receivable securitization program		125.0
Net borrowings (payments) on revolving credit facilities	(61.6)	8.6
Net increase (decrease) in client funds obligations	(83.0)	38.0
Common stock repurchased	(35.7)	(99.7)
Excess tax benefits from share based compensation	0.9	0.2
Net	(153.0)	45.0
Net increase in cash and cash equivalents	7.5	17.3
Cash and cash equivalents, beginning of period	139.8	106.2
Cash and cash equivalents, end of period	$147.3	$123.5

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the three months ended March 31, 2011.

Revenue arrangements entered into prior to January 1, 2011 will continue to follow the existing revenue recognition policy for multiple element arrangements.  Specifically, in cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

2.  Business Combinations

On May 2, 2011, DST announced the acquisition of the outstanding stock of Newkirk Products, Inc. (“Newkirk”), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries.  Newkirk has operations in New York, Oregon, New Jersey and Minnesota and has approximately 260 employees and annual operating revenues of $35 million.  Newkirk will be operated as a unit of the Output Solutions Segment and its results will be reported in that segment from the date of acquisition.  DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units.  Newkirk’s innovative on-demand publishing and marketing solutions complement DST Output’s breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels.  It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk’s capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents.  The initial purchase price paid for Newkirk was $30 million, subject to a post-closing working capital adjustment based on the final closing balance sheet of Newkirk, as defined in the acquisition agreement.

During the three months ended June 30, 2011, the Company will perform a preliminary allocation of purchase price for the acquired business.  On a proforma basis, this acquisition is not expected to have a material impact on DST’s 2011 net income or earnings per share.

3.  Client Funds/Obligations

The Company had $323.6 million and $406.6 million of funds held on behalf of clients at March 31, 2011 and December 31, 2010, respectively.  Included in these amounts were $22.1 million and $11.3 million of fixed-income marketable securities at March 31, 2011 and December 31, 2010, respectively, which have been classified as available-for-sale investments.  The amortized cost of these available-for-sale investments approximated the estimated market value at both March 31, 2011 and December 31, 2010.  During the three months ended March 31, 2011 and 2010, the Company received $24.6 million and $9.6 million from the sale/maturity of investments in available-for-sale securities held to satisfy client funds obligations, respectively.  Gross realized gains and gross realized losses associated with the sale/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three months ended March 31, 2011 and 2010.

4.  Investments

Investments are as follows (in millions):

	2011	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2011	2010
Available-for-sale securities:
State Street Corporation	2%	$464.3	$478.7
Computershare Ltd.	3%	143.4	165.5
Euronet Worldwide	4%	36.4	32.9
Other available-for-sale securities		214.4	228.7
		858.5	905.8
Other:
Trading securities		50.9	50.3
Held-to-maturity		10.9	11.3
Investments, at cost		201.3	171.7
		263.1	233.3
Total investments		$1,121.6	$1,139.1

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31,	December 31,
	2011	2010

Book cost basis	$312.3	$327.4
Gross unrealized gains	522.3	555.7
Gross unrealized losses	(0.8)	(0.6)
Unrealized gain - foreign currency exchange rates	24.7	23.3
Market value	$858.5	$905.8

During the three months ended March 31, 2011 and 2010, the Company received $71.2 million and $84.6 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $8.3 million and $37.8 million and gross realized losses of $0.2 million and $0.3 million were recorded during the three months ended March 31, 2011 and 2010, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.1 million for the three months ended March 31, 2010, related to other than temporary investment impairments.  There were no unrealized losses recorded on available-for-sale securities for the three months ended March 31, 2011.  Included in the proceeds received from the sale of investments in available-for-sale securities for the three months ended March 31, 2010 is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare Ltd., which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2011 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Common stock	$19.0	$0.8	$	$	$19.0	$0.8

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2011 and 2010, the Company recorded $1.0 million and $0.1 million, respectively, of impairments on private equity and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At March 31, 2011 and December 31, 2010, the Company’s carrying value of these private equity fund investments was approximately $178.7 million and $148.9 million, respectively.  At March 31, 2011, the Company had future capital commitments related to these private equity fund investments of approximately $79.0 million.

5.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2011	Carrying Value
	Ownership	March 31,	December 31,
	Percentage	2011	2010
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$172.4	$169.2
International Financial Data Services, U.K.	50%	85.1	78.8
International Financial Data Services, L.P.	50%	48.2	44.4
Unconsolidated real estate affiliates		40.5	50.4
Other unconsolidated affiliates		13.3	12.7
Total		$359.5	$355.5

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Boston Financial Data Services, Inc.	$3.2	$3.6
International Financial Data Services, U.K.	4.1	3.4
International Financial Data Services, L.P.	1.7	1.3
Other unconsolidated affiliates	(0.6)
	$8.4	$8.3

6.  Fair Value Measurements

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

As of March 31, 2011 and December 31, 2010, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  In addition, the Company has interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly.  Accordingly, these investments have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$892.2	$892.2	$	$
Fixed income securities	39.3		39.3
Interest rate swap liability	(4.2)		(4.2)
Total	$927.3	$892.2	$35.1	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Equity securities	$920.9	$920.9	$	$
Fixed income securities	46.5		46.5
Interest rate swap liability	(5.0)		(5.0)
Total	$962.4	$920.9	$41.5	$

At March 31, 2011 and December 31, 2010, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $42.3 million and $47.7 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

7.  Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$63.6	$17.5	$63.6	$16.4
Other	6.0	3.9	6.0	3.7

Total	$69.6	$21.4	$69.6	$20.1

Amortization of intangible assets for both the three months ended March 31, 2011 and 2010 was approximately $1.3 million.  Annual amortization for intangible assets recorded as of March 31, 2011 is estimated to be $3.9 million for the remainder of 2011, $5.1 million for 2012, $4.7 million for 2013, $4.6 million for 2014, $4.3 million for 2015 and $25.6 million thereafter.

8.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31,	December 31,
	2011	2010
Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	4.7	3.5
Equipment credit facilities	6.2	7.5
Real estate credit agreement	107.7	108.5
Series C convertible senior debentures	96.0	94.1
Revolving credit facilities	263.1	330.2
Senior notes	370.0	370.0
Related party credit agreements	125.8	120.0
Other indebtedness	43.9	50.6
	1,142.4	1,209.4
Less current portion of debt	286.6	286.1
Long-term debt	$855.8	$923.3

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

At March 31, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2010.  During the three months ended March 31, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the three months ended March 31, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $216.0 million and $215.0 million and total repayments were approximately $216.0 million and $90.0 million, respectively, which comprises the net cash flow in the financing section of the statement of cash flows.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary, entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  From time to time, IFDS UK may, subject to a ten day notice period, demand a prepayment of the loan by IOS.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at March 31, 2011 was $5.8 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.  At March 31, 2011, dsicmm had approximately $22.7 million of debt for which the Company is seeking a waiver from the lender.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $17.4 million and $16.2 million at March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011, proceeds received from this loan were $59.3 million and total repayments were $58.5 million, which have been included in net payments on revolving credit facilities in the condensed consolidated statement of cash flows.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 36.2% and 36.5% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s tax rate for the three months ended March 31, 2011 was different from the statutory federal income tax rate of 35% primarily because of state income taxes and valuation allowances against international operating losses, partially offset by benefits from dividends received deductions and foreign tax credits.  The three months ended March 31, 2010 included a benefit from a dividend received deduction on approximately 50% of an $8.3 million cash dividend received from a private equity investment.

The full year 2011 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to DST Systems, Inc.	$53.4	$76.9
Average common shares outstanding	46.4	48.3
Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.6	0.4
Average diluted shares outstanding	47.0	48.7
Basic earnings per share	$1.15	$1.59
Diluted earnings per share	$1.14	$1.58

The Company had approximately 46.5 million and 46.8 million shares outstanding at March 31, 2011 and 2010, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.3 million and 3.9 million for the three months ended March 31, 2011 and 2010, respectively.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At March 31, 2011, outstanding Series C debentures would be convertible into 1.9 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  There was no additional dilution for the three months ended March 31, 2011 and 2010 because the Company’s average share price was less than the average accreted price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the three months ended March 31, 2011, the Company issued approximately 0.3 million restricted stock units (“RSU’s”).  A portion of these RSU grants contain performance features and are expected to vest over a three to five year period.  At March 31, 2011, the Company had outstanding 0.8 million unvested RSU’s, 0.1 million unvested restricted shares and 3.8 million stock options (of which 0.9 million are not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the RSU’s granted during the three months ended March 31, 2011 was approximately $17.2 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods based on the estimated achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions pertaining to the achievement of the performance features over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s are able to participate in cash dividends, if any, (paid in the form of additional RSU’s and subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, prior to vesting.

At March 31, 2011, the Company had $37.0 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $13.7 million for the remainder of 2011, $11.7 million for 2012, $4.2 million for 2013, $1.3 million for 2014 and $0.6 million for 2015, based on awards currently outstanding.  Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to DST Systems, Inc.	$53.4	$76.9
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(25.4)	46.4
Proportional share of unconsolidated affiliate interest rate swap	2.0	0.3
Unrealized gain (loss) on interest rate swaps	0.8	(1.3)
Less reclassification adjustments for net gains included in net income	(8.1)	(37.4)
Foreign currency translation adjustments	6.2	(7.1)
Deferred income taxes	11.5	(2.5)
Other comprehensive loss:	(13.0)	(1.6)
Comprehensive income	$40.4	$75.3

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $42.3 million and $47.7 million at March 31, 2011 and December 31, 2010, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $21.2 million and $23.9 million at March 31, 2011 and December 31, 2010, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability and $2.0 million recorded at March 31, 2011 and December 31, 2010, respectively.

Stock repurchases

At March 31, 2011, there were approximately 0.7 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company repurchased 0.3 million shares of DST common stock for $16.4 million or approximately $50.15 per share during the three months ended March 31, 2011.

Dividend declared

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on April 8, 2011, to shareholders of record as of the close of business on March 18, 2011.  The aggregate amount of the dividend was approximately $16.2 million and is included in Other current liabilities in the Condensed Consolidated Balance Sheet at March 31, 2011.

Non-controlling interest

As a result of the acquisition of dsicmm on July 30, 2010, the Company’s IOS subsidiary has a non-controlling investor group which owns approximately 29.5% of IOS.  The amount included in equity at December 31, 2010 associated with the non-controlling interest was $21.2 million.  During the three months ended March 31, 2011, the net loss attributable to the IOS non-controlling interest was $0.3 million resulting in a balance of $20.9 million at March 31, 2011.

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

The Company has letters of credit of $7.8 million outstanding at both March 31, 2011 and December 31, 2010.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2011 and December 31, 2010 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At March 31, 2011 and December 31, 2010, total borrowings on the loan were $30.3 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both March 31, 2011 and December 31, 2010.

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

At March 31, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31,	December 31,
	2011	2010
Financial Services	$1,512.1	$1,639.9
Output Solutions	456.6	457.6
Investments and Other	1,309.3	1,329.1
Elimination Adjustments	(86.7)	(87.2)
	$3,191.3	$3,339.4

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2011
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$282.2	$144.2	$3.1	$	$429.5
Intersegment operating revenues	2.1	2.1	11.0	(15.2)
Out-of-pocket reimbursements	10.6	152.5	0.6	(1.5)	162.2
Total revenues	294.9	298.8	14.7	(16.7)	591.7

Costs and expenses	214.2	282.7	9.5	(14.1)	492.3
Depreciation and amortization	17.6	10.6	2.6	(0.7)	30.1
Income (loss) from operations	63.1	5.5	2.6	(1.9)	69.3
Other income, net	2.0	0.1	15.1		17.2
Equity in earnings (losses) of unconsolidated affiliates	8.9	0.4	(0.9)		8.4

Earnings (loss) before interest, income taxes and non-controlling interest	$74.0	$6.0	$16.8	$(1.9)	$94.9

	Three Months Ended March 31, 2010
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$280.9	$125.5	$3.0	$	$409.4
Intersegment operating revenues	2.5	1.9	11.7	(16.1)
Out-of-pocket reimbursements	12.8	145.9	0.1	(1.5)	157.3
Total revenues	296.2	273.3	14.8	(17.6)	566.7

Costs and expenses	222.5	251.3	9.3	(15.0)	468.1
Depreciation and amortization	18.7	9.8	2.5	(0.7)	30.3
Income (loss) from operations	55.0	12.2	3.0	(1.9)	68.3
Other income, net	4.8	0.1	49.5		54.4
Equity in earnings of unconsolidated affiliates	8.4		(0.1)		8.3

Earnings (loss) before interest, income taxes and non-controlling interest	$59.8	$12.3	$60.8	$(1.9)	$131.0

Earnings before interest and income taxes in the segment reporting information above less interest expense of $11.7 million and $9.9 million for the three months ended March 31, 2011 and 2010, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

A summary of each of the Company’s Segments follows:

Financial Services

The Company’s Financial Services Segment provides technology based solutions using its own proprietary software systems.  The principal industries serviced include mutual fund/investment management, life and property/casualty insurance and healthcare payer industries.  The Company’s proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

The Financial Services Segment distributes its services and products on a direct basis and through subsidiaries and joint venture affiliates in the U.S., United Kingdom (“U.K.”), Canada, Europe, Australia, South Africa, Asia-Pacific and the Middle East and, to a lesser degree, distributes such services and products through various strategic alliances.

Formation of DST Insurance Solutions

As previously announced, IFDS Ireland, a subsidiary of IFDS L.P., a joint venture of DST and State Street Corporation, acquired Percana Ltd., an outsourcing services and software provider to the global life and pensions industry headquartered in Dublin.  Percana has proprietary software for the processing of life and annuity products.  Percana licenses its software and also provides policy processing administration services and hosting.  As part of a strategy to provide these services on a broader basis, Percana products will be offered through IFDS U.K. in the United Kingdom and continental Europe.  To address the North American market, DST will license the software from the joint venture and offer a remote service (“ASP”) and, in partnership with BFDS, a full service (“BPO”) product.  DST has formed DST Insurance Solutions, LLC (“DSTIS”) to support this effort and will be responsible for the costs to adapt the product to the North American market.  DSTIS has been established to bring a contemporary, flexible solution to the insurance industry that is well-suited for the rapid introduction of new products and to provide processing solutions to DST’s client base as products are introduced to meet the customer needs for payout (retirement) products as investors transition from the accumulation phase of investment.

Business Combination

On April 29, 2011, DST announced the acquisition of assets of Finix Business Strategies, LLC, a financial services consulting firm with extensive brokerage and technology expertise, and Finix Converge, LLC, a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online (collectively, “Finix”).  Finix is based in Baltimore, Maryland and has approximately 20 employees and annual operating revenues of approximately $3 million.  In connection with this acquisition, DST has created DST Brokerage Solutions, a technology service company committed to fundamentally impacting the way the brokerage market conducts business.  By combining Finix Business Strategies’ extensive knowledge and brokerage expertise with DST Systems’ breadth and depth of technology and services, DST will address broker-dealers’ unique challenges through an expanded suite of products and solutions. DST believes the acquisition of Finix further emphasizes DST’s commitment to the brokerage marketplace and reinforces the strategic position of DST’s subaccounting business.  The initial purchase price paid for Finix was $7.9 million, subject to a post-closing working capital adjustment based on the final closing balance sheet of Finix, as defined in the asset purchase agreement.

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

The Output Solutions Segment conducts its U.S. operations from three operating facilities and its International operations from operating facilities in the U.K. and Canada.  DST Output is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S.  Innovative Output Solutions Limited (“IOS”) is among the largest direct communications manufacturers in the U.K.

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

Business Combination

On May 2, 2011, DST announced the acquisition of Newkirk Products, Inc. (“Newkirk”), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries.  Newkirk has operations in New York, Oregon, New Jersey and Minnesota and has approximately 260 employees and annual operating revenues of $35 million.  Newkirk will be operated as a unit of the Output Solutions Segment and its results will be reported in that segment from the date of acquisition.  DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units.  Newkirk’s innovative on-demand publishing and marketing solutions complement DST Output’s breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels.  It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk’s capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents.  The initial purchase price paid for Newkirk was $30 million, subject to a post-closing working capital adjustment based on the final closing balance sheet of Newkirk, as defined in the acquisition agreement.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates and joint ventures, investments in equity securities, private equity investments and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $798.0 million at March 31, 2011, including approximately 10.3 million shares of State Street Corporation (“State Street”), 15.0 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $464.3 million, $143.4 million and $36.4 million, respectively, based on closing exchange values at March 31, 2011.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Revenues
Operating revenues
Financial Services	$284.3	$283.4
Output Solutions	146.3	127.4
Investments and Other	14.1	14.7
Elimination Adjustments	(15.2)	(16.1)
	429.5	409.4
% change from prior year period	4.9%

Out-of-pocket reimbursements
Financial Services	10.6	12.8
Output Solutions	152.5	145.9
Investments and Other	0.6	0.1
Elimination Adjustments	(1.5)	(1.5)
	162.2	157.3
% change from prior year period	3.1%

Total revenues	$591.7	$566.7
% change from prior year period	4.4%

Income from operations
Financial Services	$63.1	$55.0
Output Solutions	5.5	12.2
Investments and Other	2.6	3.0
Elimination Adjustments	(1.9)	(1.9)
	69.3	68.3
Interest expense	(11.7)	(9.9)
Other income, net	17.2	54.4
Equity in earnings of unconsolidated affiliates	8.4	8.3
Income before income taxes and non-controlling interest	83.2	121.1
Income taxes	30.1	44.2
Net income	53.1	76.9
Net loss attributable to non-controlling interest	0.3
Net income attibutable to DST Systems, Inc.	$53.4	$76.9

Basic earnings per share	$1.15	$1.59
Diluted earnings per share	$1.14	$1.58
Non-GAAP diluted earnings per share	$1.08	$1.11
Cash dividends per share of common stock	$0.35	$0.30

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2011 was $591.7 million, an increase of $25.0 million or 4.4% compared to the three months ended March 31, 2010.  Consolidated operating revenues for the three months ended March 31, 2011 increased $20.1 million or 4.9% compared to the same period in 2010.  The increase in consolidated operating revenues was attributable to increases of $0.9 million in the Financial Services Segment and $18.9 million in the Output Solutions Segment for the three months ended March 31, 2011, both as compared to the same period in 2010.  The increase in Financial Services operating revenues is attributable to a $3.5 million contract termination payment received during the three months ended March 31, 2011 from a previously announced subaccounting client loss.  Absent this contract termination payment, Financial Services operating revenues for the three months ended March 31, 2011 decreased $2.6 million or 0.9% during the three months ended March 31, 2011 as lower AWD revenues were partially offset by higher revenues from DST HealthCare (comprised of Argus Health Systems and DST Health Solutions) and DST Global Solutions.  The $18.9 million or 14.8% increase in Output Solutions operating revenues reflects revenues of Innovative Output Solutions Limited’s (“IOS”) acquisition of dsicmm Group Limited (“dsicmm”) in July 2010, partially offset by lower U.S. operating revenues from a previously announced client loss and lower volumes.

Consolidated OOP reimbursements during the three months ended March 31, 2011 increased $4.9 million or 3.1% compared to the same period in 2010.  OOP reimbursements for Output Solutions increased $6.6 million or 4.5% for the three months ended March 31, 2011, compared to the same period in 2010.  The increase in Output Solutions OOP reimbursements is attributable to the IOS acquisition of dsicmm, partially offset by lower U.S. volumes.

Income from operations

Consolidated income from operations was $69.3 million for the three months ended March 31, 2011, an increase of $1.0 million or 1.5% compared to the three months ended March 31, 2010.  Income from operations increased $8.1 million in the Financial Services Segment to $63.1 million and decreased $6.7 million in the Output Solutions Segment to $5.5 million.  Taking into account a $2.0 million net pretax gain resulting from the $3.5 million Financial Services contract termination payment mentioned above and termination benefit expenses from a reduction in force during the three months ended March 31, 2011 of $5.4 million ($1.3 million in the Financial Services Segment and $4.1 million in the Output Solutions Segment) and termination benefit expenses during the three months ended March 31, 2010 ($9.1 million in the Financial Services Segment and $2.7 million in the Output Solutions Segment), income from operations decreased $7.4 million or 9.2% to $72.7 million as compared to the same period in 2010.  On this basis, the $7.4 million decrease in consolidated income from operations is primarily attributable to decreases of $1.7 million in Financial Services and $5.3 million in Output Solutions, both as compared to the same period in 2010.  On this basis, Financial Services income from operations decreased $1.7 million or 2.7% to $62.4 million attributable to $0.9 million of increased deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in other income, net) and lower operating revenues.  On this basis, Output Solutions income from operations decreased $5.3 million or 35.6% during the three months ended March 31, 2011 to $9.6 million from lower U.S. operating revenues and certain one-time costs associated with integrating the IOS and dsicmm businesses.

Interest expense

Interest expense for the three months ended March 31, 2011 was $11.7 million, an increase of $1.8 million or 18.2% compared to the same period in 2010.  Interest expense increased for the three months ended March 31, 2011 primarily from higher weighted average interest rates from the Company’s syndicated revolving credit facility which was renewed on April 16, 2010 and the privately placed senior notes issued in August 2010, partially offset by lower weighted average amounts outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net realized gains from sale of available-for-sale securities	$8.1	$37.5
Net gains (losses) on private equity funds and other investments	(0.3)	0.8
Other than temporary impairments / unrealized losses on available-for-sale securities		(0.1)
Net loss on the disposition of senior convertible debentures		(0.6)
Dividend income from a private equity investment		8.3
Dividend income	5.2	3.5
Interest income	1.0	1.0
Miscellaneous items	3.2	4.0
Other income, net	$17.2	$54.4

Other income was $17.2 million and $54.4 million during the three months ended March 31, 2011 and 2010, respectively.

Net realized gains from the sale of available-for-sale securities were $8.1 million and $37.5 million during the three months ended March 31, 2011 and 2010, respectively.  Included in the $37.5 million of gains from the sale of available-for-sale securities for the three months ended March 31, 2010 is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.

The Company incurred a net loss of $0.3 million on private equity funds and other investments during the three months ended March 31, 2011 as compared to a net gain of $0.8 million during the same period in 2010.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $0.1 million of investment impairments for the three months ended March 31, 2010, which were other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

During the three months ended March 31, 2010, the Company incurred a loss of $0.6 million from the repurchase of senior convertible debentures.

The Company recorded dividend income from a private equity investment of $8.3 million during the three months ended March 31, 2010.

The Company receives dividend income from certain investments held.  Dividend income was $5.2 million and $3.5 million during the three months ended March 31, 2011 and 2010, respectively, an increase of $1.7 million.  The increase is mostly attributable to State Street Corporation increasing its dividend from $0.01 per common share in first quarter 2010 to $0.18 per common share in first quarter 2011.

Interest income of $1.0 million was essentially unchanged during the three months ended March 31, 2011 and 2010.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a gain of $3.2 million and $4.0 million during the three months ended March 31, 2011 and 2010, respectively, a decrease of $0.8 million.  Increases in unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an increase in costs and expenses) during the three months ended March 31, 2011 were more than offset by increased foreign currency exchange losses and a reduction in other non-operating gains.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings of unconsolidated affiliates (in millions):

	Three Months Ended March 31,
	2011	2010

BFDS	$3.2	$3.6
IFDS, U.K.	4.1	3.4
IFDS, L.P.	1.7	1.3
Other	(0.6)
	$8.4	$8.3

DST’s equity in earnings of unconsolidated affiliates increased $0.1 million or 1.2% for the three months ended March 31, 2011 compared to the same period in 2010.

DST’s equity in BFDS earnings for the three months ended March 31, 2011 was $3.2 million, a decrease of $0.4 million or 11.1% compared to the same period in 2010.  The decrease in BFDS earnings during the three months ended March 31, 2011 was mostly attributable to lower revenues from lower level of accounts serviced.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $1.3 billion during the three months ended March 31, 2011 compared to $980 million during the three months ended March 31, 2010 from higher levels of transaction activity.  Average interest rates earned on the balances increased from 0.13% during the three months ended March 31, 2010 to 0.16% during the three months ended March 31, 2011.  The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during the three months ended March 31, 2011.

DST’s equity in earnings of IFDS, U.K. for the three months ended March 31, 2011 was $4.1 million, an increase of $0.7 million or 20.6% compared to the same period in 2010.  The increase in equity in earnings is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations.  Accounts serviced by IFDS, U.K. were 7.3 million at March 31, 2011, an increase of 0.2 million accounts or 2.8% from December 31, 2010 and an increase of 0.6 million accounts or 9.0% from March 31, 2010.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) for the three months ended March 31, 2011 was $1.7 million, an increase of $0.4 million or 30.8% compared to the same period in 2010.  The increase during the three months ended March 31, 2011 is primarily attributable to higher levels of shareowner accounts serviced at IFDS Canada, partially offset by lower earnings at IFDS Ireland.  Accounts serviced by IFDS Canada were 10.8 million at March 31, 2011, an increase of 0.1 million accounts or 0.9% from December 31, 2010 and an increase of 0.3 million accounts or 2.9% from March 31, 2010.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 36.2% and 36.5% for the three months ended March 31, 2011 and 2010, respectively.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 34.5% in 2011, but this rate will likely vary on a quarterly basis depending on the timing of estimated 2011 sources of taxable income.  The full year 2011 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2011 were $294.9 million, a decrease of $1.3 million or 0.4% compared to the same period in 2010.  Financial Services Segment operating revenues for the three months ended March 31, 2011 were $284.3 million, an increase of $0.9 million or 0.3% compared to the same period in 2010.  As discussed above, DST received a contract termination payment of approximately $3.5 million during the three months ended March 31, 2011 from a previously announced subaccounting client loss.  Absent this contract termination payment, operating revenues for the three months ended March 31, 2011 decreased $2.6 million or 0.9% to $280.8 million.

Absent the $3.5 million client contract termination payment, U.S. Investment Recordkeeping Solutions operating revenues during the three months ended March 31, 2011 were essentially unchanged compared to 2010 as increased revenues from higher retirement participant recordkeeping services, higher volume of subaccounts serviced and increased distribution support solutions volumes were offset by decreased shareowner processing revenues from lower levels of registered accounts.  AWD operating revenues decreased primarily from lower software license and maintenance and support revenue.  DST HealthCare (comprised of Argus Health Systems and DST Health Solutions) operating revenues increased from higher pharmacy claims related services and higher professional services.  Increased revenues of DST Global Solutions primarily reflect the effect of foreign currency exchange transactions.

U.S. operating revenues for the three months ended March 31, 2011 were $253.8 million, a decrease of $0.2 million or 0.1% compared to the same period in 2010.

International operating revenues for the three months ended March 31, 2011 were $30.5 million, an increase of $1.1 million or 3.7% compared to the same period in 2010.  International operating revenues for the three months ended March 31, 2011 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $2.0 million compared to the same period in 2010.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management - BPM).  Operating revenues include approximately $8.8 million of software license fee revenues for the three months ended March 31, 2011, a decrease of $1.1 million or 11.1% over the same period in 2010 reflecting lower AWD software license revenues.  While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $214.2 million during the three months ended March 31, 2011, a decrease of $8.3 million or 3.7% compared to the same period in 2010.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses included in costs and expenses were $10.6 million and $12.8 million during the three months ended March 31, 2011 and 2010, respectively, a decrease of $2.2 million or 17.2% compared to the same period in 2010.  Excluding reimbursable operating expenses in 2011 and 2010, contract termination costs of $1.5 million in 2011 resulting from the termination of the subaccounting client mentioned above and $1.3 million and $9.1 million of termination benefit expenses associated with a reduction in force in 2011 and 2010, respectively, costs and expenses increased $0.2 million or 0.1% during the three months ended March 31, 2011 to $200.8 million.  On this basis, the increase in costs and expenses is attributable to start-up costs from DST Insurance Solutions (“DSTIS”), higher deferred compensation costs of $0.9 million (the effect of which is offset in other non-operating income) and foreign currency exchange effects between the U.S. Dollar and other currencies which increased cost by approximately $2.1 million.  These cost increases were mostly offset by decreased costs from reductions in staffing levels.

DSTIS estimates it will incur start up and product development costs of approximately $8.0 to $9.0 million, or $0.10 to $0.12 per diluted share, in 2011 and does not anticipate any client revenues until 2012.  DST incurred approximately $1.0 million of costs in first quarter 2011 related to insurance product development.  The level of costs is expected to be sequentially higher by quarter over the course of 2011 as product development activities increase.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2011 were $17.6 million, a decrease of $1.1 million or 5.9% compared to the same period in 2010.  The decrease in depreciation and amortization during the three months ended March 31, 2011 is attributable to lower levels of capital expenditures in recent years and the Company’s use of accelerated depreciation methods, partially offset by depreciation from new asset additions.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2011 was $63.1 million, an increase of $8.1 million or 14.7% compared to the same period in 2010.  Excluding the impact of the $2.0 million net pretax gain in 2011 resulting from the subaccounting client contract termination payment and termination benefit expenses in both 2011 and 2010, respectively, income from operations decreased $1.7 million or 2.7% to $62.4 million during the three months ended March 31, 2011 compared to the same period in 2010.  On this basis, the decrease in Financial Services income from operations is attributable to lower operating revenues and from increased deferred compensation costs of approximately $0.9 million.

Financial Services Segment Account Statistics

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended March 31,
	2011	2010
Registered Accounts
Beginning balance	99.4	109.9
New client conversions		0.1
Subaccounting conversions	(3.0)	(4.0)
Organic growth	1.0	1.0
Ending balance	97.4	107.0

Subaccounts
Beginning balance	14.3	11.2
New client conversions	0.5	0.2
Conversions from DST’s registered accounts
DST’s registered accounts	0.5	3.4
Conversions to non-DST platforms	(0.6)
Organic growth	0.7	0.3
Ending balance	15.4	15.1
Total accounts	112.8	122.1

Total shareowner accounts serviced at March 31, 2011 decreased by 0.9 million accounts or 0.8% from December 31, 2010 to 112.8 million accounts, and decreased 9.3 million accounts or 7.6% from March 31, 2010.  Registered accounts decreased 2.0 million or 2.0% and subaccounts increased 1.1 million or 7.7% from December 31, 2010.  Tax-advantaged accounts were 44.2 million at March 31, 2011, essentially unchanged as compared to December 31, 2010 and a decrease of 2.4 million accounts or 5.2% as compared to March 31, 2010.  Tax-advantaged accounts represent 45.4% of total registered accounts serviced at March 31, 2011 as compared to 43.6% at March 31, 2010.  The Company has adjusted the previously reported total of tax-advantaged registered accounts and non tax-advantaged registered accounts at December 31, 2010.  The Company reclassified 0.3 million accounts within total registered accounts of 99.4 million at December 31, 2010 resulting in tax-advantaged registered accounts of 44.3 million and non tax-advantaged registered accounts of 55.1 million.

As previously announced, an existing subaccounting client with approximately 0.6 million subaccounts terminated its processing contract in connection with a corporate merger and converted to a non-DST subaccounting platform in first quarter 2011.

During first quarter 2011, the Company was informed by two clients affiliated with the Bank of New York Mellon Corporation, a competitor of DST, that they intend to leave between September 2011 and mid-2012.  These two clients comprise approximately 8.4 million subaccounts and 0.7 million registered accounts.

During first quarter 2011, the Company also received notice from a full-service client that they intend to convert approximately 0.9 million registered accounts to a non-DST platform in third quarter 2011.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  Based on information provided by its clients, the Company currently expects the subaccounting trend to continue.

The actual number of registered accounts and subaccounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

The following table summarizes changes in defined contribution participants serviced (in millions):

	Three Months Ended March 31,
	2011	2010
Defined Contribution Participants
Beginning balance	4.5	4.2
Organic growth	0.2	0.1
Ending balance	4.7	4.3

Defined contribution (“DC”) participants were 4.7 million at March 31, 2011, an increase of 0.2 million participants or 4.4% from December 31, 2010 and an increase of 0.4 million participants or 9.3% from March 31, 2010.  The Company has previously reported new client commitments that will convert approximately 1.4 million new participants from 2012 through 2013.  New participant conversions of approximately 0.6 million which were initially scheduled for fourth quarter 2011 are now expected to occur in the first half of 2012.

Pharmacy claims paid during first quarter 2011 were 91.7 million, a decrease of 3.2 million claims or 3.4% from the prior year quarter.  Covered lives using DST’s medical claim processing platforms were 22.6 million at March 31, 2011, a decrease of 0.3 million covered lives or 1.3% as compared to both December 31, 2010 and March 31, 2010.

Active AWD workstations at March 31, 2011 was 203,700, an increase of 1,800 workstations or 0.9% compared to December 31, 2010.  U.S. AWD workstations were 164,200 at March 31, 2011, an increase of 700 workstations or 0.4% compared to December 31, 2010.  International AWD workstations were 39,500 at March 31, 2011, an increase of 1,100 workstations or 2.9% compared to December 31, 2010.  The Company has adjusted the previously reported amount of international AWD workstations and total AWD workstations at December 31, 2010 to 38,400 and 201,900, respectively.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three months ended March 31, 2011 were $298.8 million, an increase of $25.5 million or 9.3% compared to the same period in 2010.  Output Solutions Segment operating revenues for the three months ended March 31, 2011 were $146.3 million, an increase of $18.9 million or 14.8% compared to the same period in 2010, attributable to higher revenues from the IOS acquisition of dsicmm in July 2010, partially offset by lower U.S. revenues from a client loss and lower volumes.

Out-of-pocket reimbursement revenues for the three months ended March 31, 2011 were $152.5 million, an increase of $6.6 million or 4.5% compared to the same period in 2010, attributable to the IOS acquisition of dsicmm, partially offset by lower U.S. volumes.

Output’s U.S. operating revenues decreased $13.3 million or 12.3% for the three months ended March 31, 2011 to $94.8 million.  U.S. images produced during first quarter 2011 were 1.9 billion, a decrease of 800 million images or 29.6% as compared to first quarter 2010.  The decline in images produced was primarily attributable to the previously mentioned loss of a telecommunications client and from lower images from existing clients, partially offset by images from new clients.  U.S. items mailed during first quarter 2011 were 444.6 million, a decrease of 60.8 million or 12.0% as compared to the same period in 2010.  The decrease in items mailed was primarily the result of the client loss mentioned above, partially offset by volumes from new clients.  Revenue per unit (items mailed and images produced) declined during the quarter attributable to higher relative volumes from clients with lower unit pricing.

Output’s international operating revenues increased $32.2 million in first quarter 2011 to $51.5 million primarily attributable to the IOS acquisition of dsicmm and from new clients in Canada.  International images produced during first quarter 2011 were 897.9 million, an increase of 270.2 million images or 43.0% as compared to first quarter 2010.  International items mailed during first quarter 2011 were 260.7 million, an increase of 155.5 million as compared to the same period in 2010.  The increase in images produced and items mailed was primarily attributable to the IOS acquisition of dsicmm.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) during the three months ended March 31, 2011 were $282.7 million, an increase of $31.4 million or 12.5% compared to the same period in 2010.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $152.5 million and $145.9 million during the three months ended March 31, 2011 and 2010, respectively, an increase of $6.6 million or 4.5% compared to the same period in 2010.  Excluding reimbursable operating expenses and termination benefit expenses associated with a reduction in force of $4.1 million and $2.7 million during the three months ended March 31, 2011 and 2010, respectively, costs and expenses increased $23.4 million or 22.8% during the three months ended March 31, 2011 to $126.1 million.  On this basis, Output’s international costs and expenses increased primarily due to the IOS acquisition of dsicmm in July 2010 and from costs associated with integrating the IOS and dsicmm businesses.  On this basis, Output’s U.S. costs and expenses decreased reflecting reductions in staffing levels and lower material costs from lower volumes produced.

Depreciation and amortization

Output Solutions Segment depreciation and amortization for the three months ended March 31, 2011 increased $0.8 million or 8.2% compared to the same period in 2010 reflecting the inclusion of depreciation and amortization expense from the IOS acquisition of dsicmm, partially offset by  lower levels of capital expenditures in recent years.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2011 was $5.5 million, a decrease of $6.7 million or 54.9% compared to the same period in 2010.  Excluding the impact of the previously mentioned termination benefit expenses in 2011 and 2010, income from operations decreased $5.3 million or 35.6% during the three months ended March 31, 2011 to $9.6 million, attributable to lower operating revenue.

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

For the three months ended March 31, 2011, Output Solutions EBITDA was $16.1 million, a decrease of $5.9 million or 26.8% compared to the same period in 2010.  Excluding the impact of termination benefit expenses related to a reduction in force of $4.1 million and $2.7 million during the three months ended March 31, 2011 and 2010, respectively, EBITDA for the three months ended March 31, 2011 decreased $4.5 million or 18.2% to $20.2 million as compared to the same period in 2010, primarily attributable to lower operating revenues.

The reconciliation of the Output Solutions Segment income from operations to EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended
	March 31,
	2011	2010
Output Solutions Segment income from operations	$5.5	$12.2
Depreciation and amortization	10.6	9.8
EBITDA, before Non-GAAP items	16.1	22.0

Termination benefit expenses	4.1	2.7
Adjusted EBITDA, after Non-GAAP items	$20.2	$24.7

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.7 million for the three months ended March 31, 2011, a decrease of $0.1 million or 0.7% compared to the same period in 2010.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.1 million for the three months ended March 31, 2011, a decrease of $0.6 million or 4.1% compared to the same period in 2010, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three months ended March 31, 2011, Investments and Other Segment costs and expenses increased $0.2 million compared to the same period in 2010.  Reimbursable operating expenses included in costs and expenses were $0.6 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively, an increase of $0.5 million.  Excluding reimburseable operating expenses in 2011 and 2010, costs and expenses decreased $0.3 million during the three months ended March 31, 2011 to $8.9 million.

Depreciation and amortization

Investments and Other Segment depreciation and amortization decreased $0.1 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to impairments of certain real estate assets not used in the Company’s operations in first quarter 2010.

Income from operations

Investments and Other Segment income from operations was $2.6 million for the three months ended March 31, 2011, a decrease of $0.4 million or 13.3% compared to the same period in 2010, primarily from lower operating revenues.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31,	December 31,
	2011	2010

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	53.2	55.1
Tax-advantaged:
IRA mutual fund accounts	25.0	25.2
Other retirement accounts	9.6	9.7
Section 529 and Educational IRA’s	9.6	9.4
	44.2	44.3
Total registered accounts	97.4	99.4
Subaccounts	15.4	14.3
Total accounts serviced	112.8	113.7

International
United Kingdom (1)	7.3	7.1
Canada (2)	10.8	10.7

TRAC participants (millions)	4.7	4.5
Automated Work Distributor workstations (thousands)	203.7	201.9
DST Health Solutions covered lives (millions)	22.6	22.9

	Three Months Ended
	March 31,
	2011	2010
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	91.7	94.9

Output Solutions Operating Data
U.S. images produced (millions)	1,872.7	2,728.6
U.S. items mailed (millions)	444.6	505.4
International images produced (millions)	897.9	627.7
International items mailed (millions)	260.7	105.2

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

DST’s management uses each of these non-GAAP financial measures in its own evaluation of the Company’s performance, particularly when comparing performance to past periods.  DST’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.  Although DST’s management believes non-GAAP measures are useful in evaluating the performance of its business, DST acknowledges that items excluded from such measures may have a material impact on the Company’s income from operations, pretax income, net income, net income attributable to DST (“DST Earnings”) and earnings per share calculated in accordance with GAAP.  Therefore, management typically uses non-GAAP measures in conjunction with GAAP results.  These factors should be considered when evaluating DST’s results.

Description of Non-GAAP Adjustments

The following items, which occurred during the quarter ended March 31, 2011, have been treated as non-GAAP adjustments:

•                  Contract termination payment, net of certain costs, resulting from the termination of a Financial Services subaccounting client, in the amount of $2.0 million.  The net contract termination gain was comprised of operating revenues of $3.5 million, partially offset by certain costs of $1.5 million that were included in cost and expenses.  The aggregate income tax expense associated with this net contract termination gain was approximately $0.8 million.

•                  Termination benefit expenses of $5.4 million associated with reductions in workforce in the Financial Services Segment ($1.3 million) and the Output Solutions Segment ($4.1 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $2.1 million.

•                  Other net gain, in the amount of $7.8 million, associated with gains (losses) related to the disposition of securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $3.0 million.  The $7.8 million of net gain on the disposition of securities and other investments for the three months ended March 31, 2011 was comprised of net realized gains from sales of available-for-sale securities of $8.1 million and net losses on private equity funds and other investments of $0.3 million.

The following items, which occurred during the quarter ended March 31, 2010, have been treated as non-GAAP adjustments:

•                  Termination benefit expenses of $11.8 million associated with reductions in workforce in the Financial Services Segment ($9.1 million) and the Output Solutions Segment ($2.7 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $4.6 million.

•                  Other net gain, in the amount of $38.2 million, associated with gains (losses) related to the disposition of securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $14.8 million.  The $38.2 million of net gain on the disposition of securities and other investments for the three months ended March 31, 2010 was comprised of net realized gains from sales of available-for-sale securities of $37.5 million and net gains on private equity funds and other investments of $0.8 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

•                  Cash dividend from a private equity investment of $8.3 million, which was included in other income, net.  A portion of the dividend was estimated to qualify for the dividends received deduction.  The income tax expense associated with this dividend was approximately $1.0 million.

•                  Net loss, in the amount of $0.6 million, associated with the repurchase of senior convertible debentures, which was included in other income, net.  The income tax benefit associated with this net loss was approximately $0.2 million.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended March 31,

(Unaudited - in millions, except per share amounts)

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$69.3	$83.2	$53.1	$53.4	$1.14

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Termination benefit expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Termination benefit expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05

Included in non-operating income:

Net gain on the disposition of securities and other investments		(7.8)	(4.8)	(4.8)	(0.10)

Adjusted Non-GAAP income	$72.7	$78.8	$50.4	$50.7	$1.08

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$68.3	$121.1	$76.9	$76.9	$1.58

Adjusted to remove:

Included in operating income:

Termination benefit expenses - Financial Services	9.1	9.1	5.6	5.6	0.12
Termination benefit expenses - Output Solutions	2.7	2.7	1.6	1.6	0.03

Included in non-operating income:

Net gain on the disposition of securities and other investments		(38.2)	(23.4)	(23.4)	(0.48)
Dividend from a private equity investment		(8.3)	(7.3)	(7.3)	(0.15)
Net loss on repurchase of convertible debentures		0.6	0.4	0.4	0.01

Adjusted Non-GAAP income	$80.1	$87.0	$53.8	$53.8	$1.11

Note:

See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

*	DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (taking into account the net loss attributable to non-controlling interest).

Management’s Analysis of Non-GAAP Results for the three months ended March 31, 2011 and 2010

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.08 and $1.11 during the three months ended March 31, 2011 and 2010, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share during the three months ended March 31, 2011 is attributable to higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2011 and 2010 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $79.3 million during the three months ended March 31, 2011 compared to cash flows used by operating activities of $19.5 million for the three months ended March 31, 2010, an increase of $98.8 million.  Cash flows provided by operating activities during the three months ended March 31, 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. At March 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009.  During the three months ended March 31, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows for the three months ended March 31, 2010 would have been $105.5 million.  On this basis, operating cash flow decreased $26.2 million to $79.3 during the quarter ended March 2011, as compared to the same period in 2010.  The decrease in operating cash flows during 2011 is attributable to lower earnings in 2011 and changes in working capital.  Operating cash flows during 2011 resulted principally from net income of $53.1 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $30.1 million and equity in earnings of unconsolidated affiliates of $8.4 million. Significant working capital related adjustments to net income include decreases in accrued compensation and benefits of $19.8 million and decreases in accounts receivable of $11.1 million, which were partially offset by increases in accounts payable and accrued liabilities of $20.2 million.  Cash and cash equivalents were $147.3 million and $123.5 million at March 31, 2011 and 2010, respectively.

Investing Activities

Cash flows provided by investing activities were $81.2 million during the three months ended March 31, 2011 compared to cash flows used of $8.2 million for the three months ended March 31, 2010, an increase of $89.4 million.  The increase in net investing activities during 2011 compared to 2010 is primarily attributable to a decrease in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients and lower payments for capital expenditures, partially offset by decreased cash inflows from net investment activities (purchases and sales) in 2011.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended
	March 31,
	2011	2010
Financial Services Segment	$10.8	$19.5
Output Solutions Segment	2.2	8.2
Investments and Other Segment	1.0	3.8
	$14.0	$31.5

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $107.5 million and $36.2 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, the Company received $102.2 million from the sale/maturities of investments compared to $94.4 million during the three months ended March 31, 2010.  Included in the proceeds received from sale/maturities of investments during the three months ended March 31, 2010 is the sale of approximately 4.8 million shares of Computershare Ltd. for $52.4 million resulting in a gain of $28.8 million.  The increase in investment purchases and sales during 2011 is attributable to higher levels of investment trading activities of funds held on behalf of clients.

Financing Activities

Cash flows used in financing activities were $153.0 million during the three months ended March 31, 2011 compared to cash flows provided by financing activities of $45.0 million for the three months ended March 31, 2010.  The decrease in cash flows provided by financing activities is primarily attributable to the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets, which required the Company to account for the account receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the three months ended March 31, 2010.   Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities increased by $73.0 million to $153.0 million during the three months ended March 31, 2011 compared to the same period in 2010.  Client funds obligations decreased to $83.0 million during the three months ended March 31, 2011 compared to an increase of $38.0 million during the three months ended March 31, 2010.  During the three months ended March 31, 2011, cash outflows from share repurchase activities were $35.7 million and net repayments under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $61.6 million, offset by cash inflows from issuance of common stock of $36.6 million.

Common Stock Issuances and Repurchases

The Company received proceeds of $36.6 million and $6.0 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, there were approximately 0.7 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The Company repurchased 0.3 million shares of DST common stock for $16.4 million or approximately $50.15 per share during the three months ended March 31, 2011.  The Company repurchased 2.1 million shares of DST common stock for $84.9 million or approximately $40.43 per share during the three months ended March 31, 2010.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $19.3 million and $14.8 million during the three months ended March 31, 2011 and 2010, respectively.

Dividend declared

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on April 8, 2011, representing an increase of $0.05 or 16.5% from the most recent dividend paid in November 2010.  The aggregate amount of the dividend paid in April 2011 was approximately $16.2 million.

Off Balance Sheet Obligations

As of March 31, 2011, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,142.4 million and $1,209.4 million of debt outstanding at March 31, 2011 and December 31, 2010, respectively, a decrease of $67.0 million during 2011.

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31,	December 31,
	2011	2010
Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	4.7	3.5
Equipment credit facilities	6.2	7.5
Real estate credit agreement	107.7	108.5
Series C convertible senior debentures	96.0	94.1
Revolving credit facilities	263.1	330.2
Senior notes	370.0	370.0
Related party credit agreements	125.8	120.0
Other indebtedness	43.9	50.6
	1,142.4	1,209.4
Less current portion of debt	286.6	286.1
Long-term debt	$855.8	$923.3

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

At March 31, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2010.  During the three months ended March 31, 2010, the

Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the three months ended March 31, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $216.0 million and $215.0 million and total repayments were approximately $216.0 million and $90.0 million, respectively, which comprises the net cash flow in the financing section of the statement of cash flows.

The Company intends to renew its accounts receivable securitization program before May 19, 2011.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary, entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  From time to time, IFDS UK may, subject to a ten day notice period, demand a prepayment of the loan by IOS.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at March 31, 2011 was $5.8 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.  At March 31, 2011, dsicmm had approximately $22.7 million of debt for which the Company is seeking a waiver from the lender.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $17.4 million and $16.2 million at March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011, proceeds received from this loan were $59.3 million and total repayments were $58.5 million, which have been included in net payments on revolving credit facilities in the condensed consolidated statement of cash flows.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities (which were $858.5 million at March 31, 2011) and other investments.

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

At March 31, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $40.4 million and $75.3 million for the three months ended March 31, 2011 and 2010, respectively.  Comprehensive income includes net income attributable to DST Systems, Inc. of $53.4 million and $76.9 million for the three months ended March 31, 2011 and 2010, and other comprehensive loss of $13.0 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At March 31, 2011, the Company’s available-for-sale securities had gross unrealized holding losses of $0.8 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at March 31, 2011 are other than temporary.

The Company recognized $0.1 million of investment impairments for the three months ended March 31, 2010, which were other than temporary.   There were no investment impairments recorded for the three months ended March 31, 2011 which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2011 and 2010, the Company recorded $1.0 million and $0.1 million, respectively, of impairments on private equity and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the the three months ended March 31, 2011.

Revenue arrangements entered into prior to January 1, 2011 will continue to follow the existing revenue recognition policy for multiple element arrangements.  Specifically, in cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST is currently evaluating the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $1.10 and $1.33 (versus GAAP reported earnings of $1.14 and $1.58) for the three months ended March 31, 2011 and 2010, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2011 was approximately $858.5 million.  The impact of a 10% change in fair value of these investments would be approximately $52.5 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the three months ended March 31, 2011, the Company and BFDS had average daily cash balances of approximately $1.9 billion maintained in such accounts, of which approximately $1.3 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.9 million of net income (loss).

At March 31, 2011, the Company had $1.1 billion of debt, of which $542.7 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2011, the Company’s international subsidiaries had approximately $289.7 million in total assets and for the three months ended March 31, 2011, these international subsidiaries recorded approximately $3.8 million in net income.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $29.0 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.4 million for the three months ended March 31, 2011.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2011.

Internal Control over Financial Reporting

On July 30, 2010 the Company’s then-wholly-owned subsidiary, Innovative Output Solutions, Limited, acquired dsicmm Group Limited (“dsicmm”), in a purchase business combination.  In conducting their evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded dsicmm from their evaluation as permitted by guidelines established by the Securities and Exchange Commission.  Management

is in the process of evaluating and integrating dsicmm’s internal controls over financial reporting with the Company’s.  Other than the evaluation and integration of dsicmm’s internal controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2010.  The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2010, except for a new risk factor regarding the risk of decreased demand for traditional printed and mailed communications.

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

The demand for our products and services could decrease if we do not continually address our clients’ technology and capacity requirements.

Our clients use computer technology based products and services in the complex and rapidly changing markets in which they operate.  We must substantially invest in technology and systems to meet customer requirements for technology and capacity.  If we do not meet clients’ technology and capacity requirements in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our businesses could be adversely affected.

Decreased demand for traditional printed and mailed communications may adversely affect our business, depending on the extent to which our customers’ and their clients’ acceptance of electronic alternatives continues to grow.

To the extent clients’ customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents will decrease.  We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions.  Customers may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than the Company.  These events could result in lower revenues.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	2,708	(1)	$47.42		1,000,000	(2)
February 1 – February 28	513,636	(1)	$49.81	152,500	847,500	(2)
March 1 – March 31	197,342	(1)	$50.53	174,500	673,000	(2)
Total	713,686		$50.00	327,000	673,000

(1)          For the three months ended March 31, 2011, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 386,686 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 2,708 shares were purchased in January 2011, 361,136 shares were purchased in February 2011 and 22,842 shares were purchased in March 2011.

(2)          On December 8, 2010, DST’s Board of Directors authorized the repurchase of an additional 600,990 shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the SEC on May 6, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2011

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)