Form 10-Q
period 2011-06-30
DST SYSTEMS INC
filed 2011-08-08
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2011:

Common Stock $0.01 par value — 46,535,755

DST Systems, Inc.

Form 10-Q

June 30, 2011

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2011

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$91.3	$139.8
Funds held on behalf of clients	316.2	406.6
Client funding receivable	40.3	68.1
Accounts receivable	301.7	308.0
Deferred income taxes	10.5	12.1
Other assets	68.2	62.6
	828.2	997.2
Investments	1,147.2	1,139.1
Unconsolidated affiliates	371.2	355.5
Properties	524.5	516.8
Intangible assets	54.9	49.5
Goodwill	273.8	230.2
Other assets	50.3	51.1
Total assets	$3,250.1	$3,339.4

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$292.3	$286.1
Client funds obligations	356.5	474.7
Accounts payable	72.3	65.1
Accrued compensation and benefits	100.2	121.7
Deferred revenues and gains	57.9	58.9
Other liabilities	107.2	98.4
	986.4	1,104.9
Long-term debt	871.8	923.3
Income taxes payable	55.2	53.3
Deferred income taxes	326.2	336.5
Other liabilities	78.2	75.8
Total liabilities	2,317.8	2,493.8
Commitments and contingencies (Note 11)

Equity
DST Systems, Inc. stockholders’ equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	243.5	247.7
Retained earnings	3,132.2	3,039.8
Treasury stock (48.8 million and 49.1 million shares, respectively), at cost	(2,795.5)	(2,815.4)
Accumulated other comprehensive income	331.0	351.3
Total DST Systems, Inc. stockholders’ equity	912.2	824.4
Non-controlling interest	20.1	21.2
Total equity	932.3	845.6
Total liabilities and equity	$3,250.1	$3,339.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating revenues	$424.1	$465.6	$853.6	$875.0
Out-of-pocket reimbursements	158.1	148.3	320.3	305.6

Total revenues	582.2	613.9	1,173.9	1,180.6

Costs and expenses	477.6	436.0	969.9	904.1
Depreciation and amortization	31.3	35.6	61.4	65.9

Income from operations	73.3	142.3	142.6	210.6

Interest expense	(12.0)	(11.7)	(23.7)	(21.6)
Other income, net	14.6	4.0	31.8	58.4
Equity in earnings of unconsolidated affiliates	7.2	9.8	15.6	18.1

Income before income taxes and non-controlling interest	83.1	144.4	166.3	265.5
Income taxes	28.7	50.4	58.8	94.6

Net income	54.4	94.0	107.5	170.9
Net loss attributable to non-controlling interest	0.8		1.1

Net income attributable to DST Systems, Inc.	$55.2	$94.0	$108.6	$170.9

Average common shares outstanding	46.5	46.7	46.4	47.5
Average diluted shares outstanding	47.2	47.0	47.1	47.8

Basic earnings per share	$1.19	$2.01	$2.34	$3.60
Diluted earnings per share	$1.17	$2.00	$2.31	$3.57
Cash dividends per share of common stock	$	$	$0.35	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows — operating activities:
Net income	$107.5	$170.9
Depreciation and amortization	61.4	65.9
Net gains on investments	(18.3)	(40.6)
Amortization of share based compensation	10.7	10.7
Equity in earnings of unconsolidated affiliates	(15.6)	(18.1)
Deferred income taxes	(1.3)	16.7
Changes in accounts receivable	11.7	(118.9)
Changes in accounts payable and accrued liabilities	16.8	(8.8)
Changes in accrued compensation and benefits	(23.3)	(4.9)
Changes in income taxes payable	7.6	32.8
Other, net	(1.3)	20.9
Total adjustments to net income	48.4	(44.3)
Net	155.9	126.6
Cash flows — investing activities:
Capital expenditures	(31.6)	(54.3)
Investments in securities	(262.8)	(117.5)
Proceeds from sales/maturities of investments	222.3	130.7
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	100.0	(46.7)
Acquisition of businesses, net of cash acquired	(65.5)
Other, net	2.4	8.5
Net	(35.2)	(79.3)
Cash flows — financing activities:
Proceeds from issuance of common stock	42.9	9.8
Principal payments on debt	(14.9)	(7.7)
Repurchases of senior convertible debentures	(8.8)	(155.0)
Net proceeds from accounts receivable securitization program		125.0
Net borrowings (payments) on revolving credit facilities	(37.7)	29.2
Payment of debt issuance costs	(1.9)	(6.6)
Net increase (decrease) in client funds obligations	(90.4)	53.2
Common stock repurchased	(43.5)	(108.7)
Payment of cash dividends	(16.2)	(14.3)
Excess tax benefits from share based compensation	1.3	0.3
Net	(169.2)	(74.8)
Net decrease in cash and cash equivalents	(48.5)	(27.5)
Cash and cash equivalents, beginning of period	139.8	106.2
Cash and cash equivalents, end of period	$91.3	$78.7

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the three and six months ended June 30, 2011.

Revenue arrangements entered into prior to January 1, 2011 will continue to follow the former revenue recognition policy for multiple element arrangements.  Specifically, in cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

2.  Business Combinations

DST has made a number of acquisitions as part of its strategy to increase its product capabilities and expand its presence in the markets it currently serves as well as to adjacent markets.  During the three months ended June 30, 2011, DST announced the following:

Finix Business Strategies, LLC and Finix Converge, LLC

On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC (“Finix”), a financial services consulting firm with extensive brokerage and technology expertise.   DST Brokerage Solutions also acquired the assets of Finix Converge, LLC (“Converge”), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online.  By combining Finix Business Strategies’ extensive knowledge and brokerage expertise with DST’s breadth and depth of technology and services, DST plans to address broker-dealers’ unique challenges through an expanded suite of products and solutions.  DST Brokerage Solutions, LLC is part of the Financial Services Segment.

Subserveo Inc.

On June 20, 2011, DST acquired Subserveo Inc. (“Subserveo”), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada.  Subserveo’s solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management.  Subserveo will be operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company’s subsidiary that provides full service subaccounting services, will be operated as a single business unit.  This business unit will be DST’s channel to provide products to the broker/dealer market and will manage the distribution of the Company’s AWD, Vision Professional and print/mail products to that market.

Newkirk Products, Inc.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. (“Newkirk”), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries.  Newkirk will be operated as a unit of the Output Solutions Segment and its results will be reported in that segment from the date of acquisition.  DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units.  Newkirk’s innovative on-demand publishing and marketing solutions complement DST Output’s breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels.  It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk’s capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents.  The acquisition of Newkirk also extends DST Output’s capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.

The Company has not yet finalized its accounting for the acquired net assets of Finix, Converge, Newkirk and Subserveo; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted.  The Newkirk and Subserveo acquisitions are each subject to customary post-closing working capital adjustments, which could result in an adjustment to the respective purchase price.  The Company does not believe that any of the above mentioned business combinations are material to DST’s consolidated financial statements.  Notwithstanding, the Company has provided aggregated disclosures of these transactions to assist users of the financial statements in understanding the impact to DST of the business combinations.  The following table summarizes the consideration (the Financial Services Segment spent $38.1 million on acquisitions while Output Solutions Segment spent $30.0 million during the six months ended June 30, 2011) and the preliminary allocation of the fair values of the acquisitions during the six months ended June 30, 2011 to the fair values of the assets acquired and liabilities at the respective acquisition dates mentioned above (in millions):

Consideration
Cash paid	$68.1

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2.6
Accounts receivable	6.0
Other current assets	1.2
Properties (includes $16.0 million of proprietary software)	26.5
Intangible assets	8.0
Goodwill	43.4
Other assets	0.7
Total assets	88.4

Other current liabilities	4.1
Deferred income tax liabilities	9.8
Other liabilities	6.4
Total liabilities	20.3

Net assets acquired	$68.1

Assuming the acquisitions of Finix, Converge, Newkirk, Subserveo and dsicmm Group (as described in the Company’s 2010 Annual Report on Form 10-K) had occurred January 1, 2010, the Company’s total revenues would have been approximately $1,187.3 million and $1,283.1 million for the six months ended June 30, 2011 and 2010, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the six months ended June 30, 2011 and 2010. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2010.

Subsequent to June 30, 2011, the Company announced the following business combinations:

IntelliSource Healthcare Solutions

On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions (“IntelliSource”), whose principal product is CareConnect which provides an automated care management system.  The addition of the IntelliSource suite of solutions broadens DST Health Solutions’ product offering for integrated care management, providing DST Health Solutions’ health plan clients access to an array of valuable solutions — including integrated care management, workflow and analytics — that will enable them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system.  DST will integrate CareConnect into its proprietary claims offerings.

ALPS Holdings, Inc.

On July 19, 2011, DST entered into a definitive agreement to acquire ALPS Holdings, Inc. (“ALPS”), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds (“CEFs”), exchange-traded funds (“ETFs”) and alternative investment funds.  The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS’ comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST’s offerings beyond transfer agency.  The transaction, subject to regulatory approval and certain other customary closing conditions, is expected to close in fourth quarter 2011. On a pro-forma basis, the transaction is expected to be accretive to earnings. Upon completion of the transaction, ALPS’s financial results will be consolidated with those of DST, and will be reported as part of DST’s Financial Services Segment.  At closing, DST will pay $250.0 million funded from cash and existing credit facilities, subject to customary pre and post closing adjustments.

Lateral Group Limited

On August 5, 2011, DST’s Innovative Output Solutions (“IOS”) subsidiary acquired the outstanding stock of Lateral Group Limited (“Lateral”), a U.K. company engaged in integrated, data driven, multi-channel marketing.  The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook.  In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the IOS client base.

3.  Client Funds/Obligations

The Company had $316.2 million and $406.6 million of funds held on behalf of clients at June 30, 2011 and December 31, 2010, respectively.  Included in these amounts were $20.6 million and $11.3 million of fixed-income marketable securities at June 30, 2011 and December 31, 2010, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at June 30, 2011 and December 31, 2010.  During the six months ended June 30, 2011 and 2010, the Company received $59.3 million and $18.1 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three and six months ended June 30, 2011 and 2010.

4.  Investments

Investments are as follows (in millions):

	2011	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2011	2010
Available-for-sale securities:
State Street Corporation	2%	$465.8	$478.7
Computershare Ltd.	3%	142.7	165.5
Euronet Worldwide	4%	29.0	32.9
Other available-for-sale securities		225.3	228.7
		862.8	905.8
Other:
Trading securities		49.3	50.3
Held-to-maturity		15.9	11.3
Cost method, private equity and other investments		219.2	171.7
		284.4	233.3
Total investments		$1,147.2	$1,139.1

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30,	December 31,
	2011	2010
Book cost basis	$329.7	$327.4
Gross unrealized gains	507.0	555.7
Gross unrealized losses	(2.6)	(0.6)
Unrealized gain - foreign currency exchange rates	28.7	23.3

Market value	$862.8	$905.8

During the six months ended June 30, 2011 and 2010, the Company received $153.7 million and $110.7 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $10.8 million and $3.9 million and gross realized losses of $0.5 million and $0.8 million were recorded during the three months ended June 30, 2011 and 2010, respectively, from available-for-sale securities.  Gross realized gains of $19.1 million and $41.7 million and gross realized losses of $0.7 million and $1.1 million were recorded during the six months ended June 30, 2011 and 2010, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.1 million for both the three and six months ended June 30, 2011 compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2010, respectively, related to other than temporary investment impairments.  Included in the $110.7 million received from the sale of investments in available-for-sale securities for the six months ended June 30, 2010 is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare Ltd., which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2011 (in millions):

	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Common stock	$29.8	$2.4	$1.9	$0.2	$31.7	$2.6

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the six months ended June 30, 2011, the Company recorded $1.0 million of impairments on other investments compared to the three and six months ended June 30, 2010 when the Company recorded $0.4 million and $0.8 million, respectively.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At June 30, 2011 and December 31, 2010, the Company’s carrying value of these private equity fund investments was approximately $194.8 million and $148.9 million, respectively.  At June 30, 2011, the Company had future capital commitments related to these private equity fund investments of approximately $63.5 million.

5.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2011	Carrying Value
	Ownership	June 30,	December 31,
	Percentage	2011	2010
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$175.5	$169.2
International Financial Data Services, U.K.	50%	88.5	78.8
International Financial Data Services, L.P.	50%	49.4	44.4
Unconsolidated real estate affiliates		40.0	50.4
Other unconsolidated affiliates		17.8	12.7
Total		$371.2	$355.5

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Boston Financial Data Services, Inc.	$3.1	$4.1	$6.3	$7.7
International Financial Data Services, U.K.	3.4	3.1	7.5	6.5
International Financial Data Services, L.P.	0.4	2.7	2.1	4.0
Other unconsolidated affiliates	0.3	(0.1)	(0.3)	(0.1)
	$7.2	$9.8	$15.6	$18.1

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

As of June 30, 2011 and December 31, 2010, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sales fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$892.5	$892.5	$	$
Investments in pooled funds	47.0		47.0
Fixed income securities	40.2		40.2
Interest rate swap liability	(4.9)		(4.9)
Total	$974.8	$892.5	$82.3	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Equity securities	$920.9	$920.9	$	$
Investments in pooled funds	16.9		16.9
Fixed income securities	46.5		46.5
Interest rate swap liability	(5.0)		(5.0)
Total	$979.3	$920.9	$58.4	$

At June 30, 2011 and December 31, 2010, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $52.3 million and $47.7 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

7.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships	$70.4	$18.6	$63.6	$16.4
Other	7.2	4.1	6.0	3.7

Total	$77.6	$22.7	$69.6	$20.1

Amortization of intangible assets for the three and six months ended June 30, 2011 was approximately $1.3 million and $2.6 million compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2010.  The Company estimates amortization expense for intangible assets recorded as of June 30, 2011 (which excludes the ALPS and IntelliSource acquisitions described in Note 2) will be $2.9 million for the remainder of 2011, $5.6 million for 2012, $5.3 million for 2013, $5.2 million for 2014, $4.9 million for 2015 and $31.0 million thereafter.

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the six months ended June 30, 2011, by Segment (in millions):

	December 31,				June 30,
	2010	Acquisitions	Disposals	Other	2011
Financial Services	$178.0	$26.2	$	$	$204.2
Output Solutions	52.2	17.2		0.2	69.6
Total	$230.2	$43.4	$	$0.2	$273.8

The business acquisitions described in Note 2 increased the Company’s goodwill by $43.4 million during the six months ended June 30, 2011, of which approximately $11.2 million is expected to be deductible for income tax purposes.

8.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30,	December 31,
	2011	2010
Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	9.0	3.5
Equipment credit facilities	9.2	7.5
Real estate credit agreement	106.9	108.5
Series C convertible senior debentures	88.1	94.1
Revolving credit facilities	281.4	330.2
Senior notes	370.0	370.0
Related party credit agreements	132.8	120.0
Other indebtedness	41.7	50.6
	1,164.1	1,209.4
Less current portion of debt	292.3	286.1
Long-term debt	$871.8	$923.3

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 19, 2011, the Company renewed its accounts receivable securitization program.  In connection with the renewal, the maturity date became May 17, 2012, and the interest rate spreads were decreased to reflect current market conditions.

At June 30, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2010.  During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the six months ended June 30, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $433.4 million and $415.0 million and total repayments were approximately $433.4 million and $290.0 million, respectively, which comprises the net cash flow in the financing section of the statement of cash flows.

Revolving credit facilities

On June 30, 2011, DST amended its revolving syndicated bank facility.  The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect current market conditions.  In addition, the aggregate commitments under the facility were increased from $600 million to $630 million.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  IFDS UK may demand a prepayment of the loan by IOS at any time upon completion of a notice period.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at June 30, 2011 was $7.8 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.  At June 30, 2011, dsicmm had approximately $21.1 million of debt for which the Company is seeking a waiver from the lender.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $15.8 million and $16.2 million at June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011, proceeds received from this loan were $96.6 million and total repayments were $97.4 million, which have been included in net payments on revolving credit facilities in the Condensed Consolidated Statement of Cash Flows.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 34.5% and 35.4% for the three and six months ended June 30, 2011, respectively, compared to 34.9% and 35.6% for the three and six months ended June 30, 2010.  The Company’s tax rate for the three and six months ended June 30, 2011 was different from the statutory federal income tax rate of 35% primarily because of state income taxes and valuation allowances against international operating losses, partially offset by benefits from dividends received deductions and foreign tax credits.  The six months ended June 30, 2010 included a benefit from a dividend received deduction on approximately 50% of an $8.3 million cash dividend received from a private equity investment.

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

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to DST Systems, Inc.	$55.2	$94.0	$108.6	$170.9
Average common shares outstanding	46.5	46.7	46.4	47.5
Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.7	0.3	0.7	0.3
Average diluted shares outstanding	47.2	47.0	47.1	47.8
Basic earnings per share	$1.19	$2.01	$2.34	$3.60
Diluted earnings per share	$1.17	$2.00	$2.31	$3.57

The Company had approximately 46.5 million and 46.7 million shares outstanding at June 30, 2011 and 2010, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.8 million and 0.9 million for the three and six months ended June 30, 2011, respectively, compared to 3.9 million and 4.1 million for the three and six months ended June 30, 2010.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At June 30, 2011, outstanding Series C debentures would be convertible into 1.8 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three and six months ended June 30, 2011, there was an insignificant amount of dilution related to the Company’s average share price exceeding the average accreted bond price per share.  For the three and six months ended June 30, 2010, there was no additional dilution because the Company’s average share price was less than the average accreted bond price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the six months ended June 30, 2011, the Company issued approximately 0.4 million restricted stock units (“RSU’s”).  A portion of these RSU grants contain performance features and are expected to vest over a three to five year period.  At June 30, 2011, the Company had outstanding 0.8 million unvested RSU’s, 0.1 million unvested restricted shares and 3.6 million stock options (of which 0.9 million are not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the RSU’s granted during the six months ended June 30, 2011 was approximately $18.5 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods based on the estimated achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions pertaining to the achievement of the performance features over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s participate in cash dividends, if any, (paid in the form of additional RSU’s and subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, prior to vesting.

At June 30, 2011, the Company had $33.4 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $8.8 million for the remainder of 2011, $11.7 million for 2012, $4.9 million for 2013, $1.8 million for 2014 and $0.7 million for 2015, based on awards currently outstanding.  Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance conditions and therefore are not expected to vest.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to DST Systems, Inc.	$55.2	$94.0	$108.6	$170.9
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding losses arising during the period	(7.1)	(181.6)	(32.5)	(135.2)
Proportional share of unconsolidated affiliate interest rate swap		2.1	2.0	2.4
Unrealized gain (loss) on interest rate swaps	(0.7)	(1.9)	0.1	(3.2)
Less reclassification adjustments for net gains included in net income	(10.2)	(2.8)	(18.3)	(40.2)
Foreign currency translation adjustments	5.3	(16.6)	11.5	(23.7)
Deferred income taxes	5.4	75.3	16.9	72.8
Other comprehensive loss	(7.3)	(125.5)	(20.3)	(127.1)
Comprehensive income (loss)	$47.9	$(31.5)	$88.3	$43.8

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $52.3 million and $47.7 million at June 30, 2011 and December 31, 2010, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $26.2 million and $23.9 million at June 30, 2011 and December 31, 2010, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at June 30, 2011 and $2.0 million recorded at December 31, 2010.

Stock repurchases

On May 10, 2011, DST’s Board of Directors authorized the repurchase of an additional 2.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company repurchased 0.5 million shares of DST common stock for $22.5 million or approximately $49.94 per share during the six months ended June 30, 2011.  At June 30, 2011, there were approximately 2.5 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.

Dividends

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on April 8, 2011, to shareholders of record as of the close of business on March 18, 2011.  The aggregate amount of the dividend was approximately $16.2 million.

Non-controlling interest

As a result of the acquisition of dsicmm on July 30, 2010, the Company’s IOS subsidiary has a non-controlling investor group which owns approximately 29.5% of IOS.  The amount included in equity at December 31, 2010 associated with the non-controlling interest was $21.2 million.  During the six months ended June 30, 2011, the net loss primarily attributable to the IOS non-controlling interest was $1.1 million resulting in a balance of $20.1 million at June 30, 2011.

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

The Company has letters of credit of $7.8 million outstanding at both June 30, 2011 and December 31, 2010.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2011 and December 31, 2010 were not significant.

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

The Company entered into an agreement to guarantee $2.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At June 30, 2011 and December 31, 2010, total borrowings on the loan were $30.1 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both June 30, 2011 and December 31, 2010.

The Company’s 50% owned joint ventures are generally governed by shareholder or partnership agreements.  The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships.  The agreements generally provide that the Company or the other party, if it desires to terminate the agreement, may establish a price payable in cash, or a promise to pay cash, for all of the other’s ownership in the joint venture and submit a binding offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price.  The party receiving the offer generally has a specified period of time to either accept the offer to sell its interest, or to elect to purchase the offering party’s interest, in either case at the established offering price.  The Company cannot estimate the potential aggregate offering price that it could be required to receive for its interest in the case of a sale, or to pay for the other party’s interest in the case of a purchase; however, the amount could be material.

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

At June 30, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

12.  Authoritative Accounting Guidance

Fair Value Measurement and Disclosure

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to fair value measurement and disclosure requirements.  The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The guidance is effective for annual periods beginning after December 15, 2011.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on the consolidated financial statements.

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

Information concerning total assets by reporting segment is as follows (in millions):

	June 30,	December 31,
	2011	2010

Financial Services	$1,573.3	$1,639.9
Output Solutions	441.4	457.6
Investments and Other	1,305.6	1,329.1
Elimination Adjustments	(70.2)	(87.2)
	$3,250.1	$3,339.4

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2011
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$278.8	$142.4	$2.9	$	$424.1
Intersegment operating revenues	2.2	1.9	10.8	(14.9)
Out-of-pocket reimbursements	10.2	148.6	0.8	(1.5)	158.1
Total revenues	291.2	292.9	14.5	(16.4)	582.2

Costs and expenses	208.9	273.0	9.5	(13.8)	477.6
Depreciation and amortization	18.3	11.0	2.6	(0.6)	31.3
Income (loss) from operations	64.0	8.9	2.4	(2.0)	73.3
Other income, net	1.3	0.2	13.1		14.6
Equity in earnings of unconsolidated affiliates	6.4		0.8		7.2

Earnings (loss) before interest, income taxes and non-controlling interest	$71.7	$9.1	$16.3	$(2.0)	$95.1

	Three Months Ended June 30, 2010
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$287.5	$174.7	$3.4	$	$465.6
Intersegment operating revenues	2.7	2.0	11.3	(16.0)
Out-of-pocket reimbursements	10.9	138.8	0.1	(1.5)	148.3
Total revenues	301.1	315.5	14.8	(17.5)	613.9

Costs and expenses	205.8	235.9	9.2	(14.9)	436.0
Depreciation and amortization	20.5	13.2	2.5	(0.6)	35.6
Income (loss) from operations	74.8	66.4	3.1	(2.0)	142.3
Other income, net	2.6		1.4		4.0
Equity in earnings of unconsolidated affiliates	9.3		0.5		9.8

Earnings (loss) before interest, income taxes and non-controlling interest	$86.7	$66.4	$5.0	$(2.0)	$156.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $12.0 million and $11.7 million for the three months ended June 30, 2011 and 2010, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2011
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$561.0	$286.6	$6.0	$	$853.6
Intersegment operating revenues	4.3	4.0	21.8	(30.1)
Out-of-pocket reimbursements	20.8	301.1	1.4	(3.0)	320.3
Total revenues	586.1	591.7	29.2	(33.1)	1,173.9

Costs and expenses	423.1	555.7	19.0	(27.9)	969.9
Depreciation and amortization	35.9	21.6	5.2	(1.3)	61.4
Income (loss) from operations	127.1	14.4	5.0	(3.9)	142.6
Other income, net	3.3	0.3	28.2		31.8
Equity in earnings (losses) of unconsolidated affiliates	15.3	0.4	(0.1)		15.6

Earnings (loss) before interest, income taxes and non-controlling interest	$145.7	$15.1	$33.1	$(3.9)	$190.0

	Six Months Ended June 30, 2010
	Financial	Output	Investments	Eliminations	Consolidated
	Services	Solutions	/ Other	Adjustments	Total

Operating revenues	$568.4	$300.2	$6.4	$	$875.0
Intersegment operating revenues	5.2	3.9	23.0	(32.1)
Out-of-pocket reimbursements	23.7	284.7	0.2	(3.0)	305.6
Total revenues	597.3	588.8	29.6	(35.1)	1,180.6

Costs and expenses	428.3	487.2	18.5	(29.9)	904.1
Depreciation and amortization	39.2	23.0	5.0	(1.3)	65.9
Income (loss) from operations	129.8	78.6	6.1	(3.9)	210.6
Other income, net	7.4	0.1	50.9		58.4
Equity in earnings of unconsolidated affiliates	17.7		0.4		18.1

Earnings (loss) before interest, income taxes and non-controlling interest	$154.9	$78.7	$57.4	$(3.9)	$287.1

Earnings before interest and income taxes in the segment reporting information above less interest expense of $23.7 million and $21.6 million for the six months ended June 30, 2011 and 2010, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

A summary of each of the Company’s Segments follows:

Financial Services

The Company’s Financial Services Segment provides technology based solutions using its own proprietary software systems.  The principal industries serviced include mutual fund/investment management, brokerage, life and property/casualty insurance and healthcare payer industries.  The Company’s proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

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

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates and joint ventures, investments in equity securities, private equity investments and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $809.9 million at June 30, 2011, including approximately 10.3 million shares of State Street Corporation (“State Street”), 15.0 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $465.8 million, $142.7 million and $29.0 million, respectively, based on closing exchange values at June 30, 2011.

Recent Developments in the Company’s Business

Formation of DST Insurance Solutions, LLC

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

DSTIS estimates it will incur start up and product development costs of approximately $8.0 to $9.0 million, or $0.10 to $0.12 per diluted share, in 2011 and does not anticipate any client revenues until 2012.  DST incurred approximately $2.1 million and $3.1 million of costs for the three and six months ended June 30, 2011 related to insurance product development.  The level of costs is expected to be sequentially higher by quarter over the course of 2011 as product development activities increase.

Business Combinations

DST has made a number of acquisitions in 2011 as part of its strategy to increase its product capabilities and expand its presence in the markets it currently serves as well as to adjacent markets.

Definitive agreement to acquire ALPS Holdings, Inc.

On July 19, 2011, DST entered into a definitive agreement to acquire ALPS Holdings, Inc. (“ALPS”), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds (“CEFs”), exchange-traded funds (“ETFs”) and alternative investment funds.  The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS’ comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST’s offerings beyond transfer agency.  The transaction, subject to regulatory approval and certain other customary closing conditions, is expected to close in fourth quarter 2011. On a pro-forma basis, the transaction is expected to be accretive to earnings. Upon completion of the transaction, ALPS’s financial results will be consolidated with those of DST, and will be reported as part of DST’s Financial Services Segment.  At closing, DST will pay $250.0 million funded from cash and existing credit facilities, subject to customary pre and post closing adjustments.

As of December 31, 2010, ALPS managed more than $3.275 billion in assets and provided servicing to more than $291 billion in client assets.  DST plans to operate ALPS as a stand-alone entity.  DST expects to realize $5.0 million of annualized synergies in the first 24 months through rationalization of technology and service infrastructures.  Prior to the realization of synergies and costs associated with rationalization, DST estimates that ALPS will break even in fourth quarter 2011 and estimates a contribution of approximately $0.06 per share during 2012.  Excluding non-cash charges and costs associated with rationalization, the transaction is expected to deliver $0.26 per share during 2012.  These projections include a conservative estimate of intangible asset amortization expense, which was based on a preliminary estimate of the purchase price allocation to the fair value of net assets to be acquired.  When the purchase price allocation is finalized, the actual amount of intangible asset amortization expense may be different from the Company’s current estimate.

Finix Business Strategies, LLC, Finix Converge, LLC and Subserveo Inc.

On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC (“Finix”), a financial services consulting firm with extensive brokerage and technology expertise.   DST Brokerage Solutions also acquired the assets of Finix Converge, LLC (“Converge”), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online.  By combining Finix Business Strategies’ extensive knowledge and brokerage expertise with DST’s breadth and depth of technology and services, DST plans to address broker-dealers’ unique challenges through an expanded suite of products and solutions.  DST Brokerage Solutions, LLC is part of the Financial Services Segment.

On June 20, 2011, DST acquired Subserveo Inc. (“Subserveo”), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada.  Subserveo’s solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management.  Subserveo will be operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company’s subsidiary that provides full service subaccounting services, will be operated as a single business unit.  This business unit will be DST’s channel to provide products to the broker/dealer market and will manage the distribution of the Company’s AWD, Vision Professional and print/mail products to that market.  Finix, Converge and Subserveo are development stage companies.  DST anticipates additional investment in these companies and DST’s retirement and insurance processing businesses will be required for them to reach their full potential.  The amount of additional investment over the next 24 to 30 months is estimated at $50.0 to $60.0 million which will substantially be recognized as expense in the income statement.  On a per share basis, this represents $0.70 to $0.85 per share over that period.

IntelliSource Healthcare Solutions

On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions (“IntelliSource”), whose principal product is CareConnect which provides an automated care management system.  The addition of the IntelliSource suite of solutions broadens DST Health Solutions’ product offering for integrated care management, providing DST Health Solutions’ health plan clients access to an array of valuable solutions — including integrated care management, workflow and analytics — that will enable them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system.  DST will integrate CareConnect into its proprietary claims offerings.

Newkirk Products, Inc.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. (“Newkirk”), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries.  Newkirk will be operated as a unit of the Output Solutions Segment and its results will be reported in that segment from the date of acquisition.  DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units.  Newkirk’s innovative on-demand publishing and marketing solutions complement DST Output’s breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels.  It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk’s capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents.  The acquisition of Newkirk also extends DST Output’s capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.

Lateral Group Limited

On August 5, 2011, DST’s Innovative Output Solutions (“IOS”) subsidiary acquired the outstanding stock of Lateral Group Limited (“Lateral”), a U.K. company engaged in integrated, data driven, multi-channel marketing.  The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook.  In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the IOS client base.

Upon the closing of the ALPS transaction, DST will have invested approximately $370.0 million in acquisitions in 2011, to date, from which the Company expects to record approximately $270.0 million of operating revenue in 2012.  DST views investment management, brokerage, retirement, insurance and healthcare as key vertical markets for the Company and plans to market and enhance its comprehensive solution sets for each of these vertical markets.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Operating revenues
Financial Services	$281.0	$290.2	$565.3	$573.6
Output Solutions	144.3	176.7	290.6	304.1
Investments and Other	13.7	14.7	27.8	29.4
Elimination Adjustments	(14.9)	(16.0)	(30.1)	(32.1)
	424.1	465.6	853.6	875.0
% change from prior year period	(8.9)%		(2.4)%
Out-of-pocket reimbursements
Financial Services	10.2	10.9	20.8	23.7
Output Solutions	148.6	138.8	301.1	284.7
Investments and Other	0.8	0.1	1.4	0.2
Elimination Adjustments	(1.5)	(1.5)	(3.0)	(3.0)
	158.1	148.3	320.3	305.6
% change from prior year period	6.6%		4.8%
Total revenues	$582.2	$613.9	$1,173.9	$1,180.6
% change from prior year period	(5.2)%		(0.6)%

Income from operations
Financial Services	$64.0	$74.8	$127.1	$129.8
Output Solutions	8.9	66.4	14.4	78.6
Investments and Other	2.4	3.1	5.0	6.1
Elimination Adjustments	(2.0)	(2.0)	(3.9)	(3.9)
	73.3	142.3	142.6	210.6
Interest expense	(12.0)	(11.7)	(23.7)	(21.6)
Other income, net	14.6	4.0	31.8	58.4
Equity in earnings of unconsolidated affiliates	7.2	9.8	15.6	18.1
Income before income taxes and non-controlling interest	83.1	144.4	166.3	265.5
Income taxes	28.7	50.4	58.8	94.6
Net income	54.4	94.0	107.5	170.9
Net loss attributable to non-controlling interest	0.8		1.1
Net income attibutable to DST Systems, Inc.	$55.2	$94.0	$108.6	$170.9
Basic earnings per share	$1.19	$2.01	$2.34	$3.60
Diluted earnings per share	$1.17	$2.00	$2.31	$3.57
Non-GAAP diluted earnings per share	$1.05	$1.23	$2.13	$2.33
Cash dividends per share of common stock	$	$	$0.35	$0.30

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2011 were $582.2 million and $1,173.9 million, respectively, a decrease of $31.7 million or 5.2% and $6.7 million or 0.6% compared to the three and six months ended June 30, 2010.  Consolidated operating revenues for the three and six months ended June 30, 2011 decreased $41.5 million or 8.9% and $21.4 million or 2.4%, respectively, compared to the same periods in 2010.  The decrease in consolidated operating revenues was attributable to a decrease of $9.2 million in the Financial Services Segment and $32.4 million in the Output Solutions Segment for the three months ended June 30, 2011, as compared to the same period in 2010.  The decrease in Financial Services operating revenues for the three months ended June 30, 2011 is primarily attributable to lower mutual fund shareowner processing, DST Healthcare (composed of Argus Health Systems and DST Health Solutions) and AWD revenues.  The decrease in Output Solutions operating revenues for the three months ended June 30, 2011 is attributable to an Output Solutions telecommunications client terminating its contract and internalizing its bill production processing effective April 30, 2010 resulting in a contract termination payment in the prior year quarter of approximately $63.0 million. Absent this contract termination payment, Output Solutions operating revenues for the three months ended June 30, 2011 increased $30.6 million or 26.9% compared to the same period in 2010.   On this basis, the increase in Output Solutions operating revenues for the three months ended June 30, 2011 resulted from higher revenues from the IOS acquisition of dsicmm in July 2010 and the Newkirk acquisition in May 2011, partially offset by lower U.S. revenues from client losses and lower volumes.

The decrease in consolidated operating revenues during the six months ended June 30, 2011 was attributable to a decrease of $8.3 million in the Financial Services Segment and $13.5 million in the Output Solutions Segment.  Absent a $3.5 million contract termination payment in 2011 from a previously announced subaccounting client loss, Financial Services operating revenues for the six months ended June 30, 2011 decreased $11.8 million or 2.1% attributable to lower mutual fund shareowner processing, DST HealthCare and AWD revenues, partially offset by higher revenues from subaccounting services, distribution support solutions and DST Global Solutions.  Absent the contract termination payment mentioned above, Output Solutions operating revenues for the six months ended June 30, 2011 increased $49.5 million or 20.5% compared to the same period in 2010.   On this basis, the increase in Output Solutions operating revenues for the six months ended June 30, 2011 resulted from the same reasons mentioned above.

Consolidated OOP reimbursements for the three and six months ended June 30, 2011 increased $9.8 million or 6.6% and $14.7 million or 4.8% compared to the same periods in 2010.  OOP reimbursements for Output Solutions increased $9.8 million or 7.1% and $16.4 million or 5.8% for the three and six months ended June 30, 2011, compared to the same periods in 2010.  The increase in Output Solutions OOP reimbursements is attributable to the IOS acquisition of dsicmm and the acquisition of Newkirk, partially offset by lower U.S. volumes from existing clients.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2011, decreased $69.0 million or 48.5% and $68.0 million or 32.3% compared to the same periods in 2010.  Absent the $63.0 million contract termination payment in 2010 mentioned above and expenses associated with the contract termination, including asset impairment charges of $3.1 million and termination benefit costs of $1.5 million, $2.8 million termination benefit expenses during the three months ended June 30, 2010 from a reduction in force and $1.2 million in business development expenses for the three months ended June 30, 2011, income from operations decreased $12.2 million or 14.1% to $74.5 million compared to the same period in 2010.  On this basis, the $12.2 million decrease in consolidated income from operations is primarily attributable to a decrease of $12.1 million in Financial Services and an increase of $0.6 million in Output Solutions, both as compared to the same period in 2010.  The decrease in Financial Services income from operations is attributable to lower mutual fund shareowner processing, lower software license revenues and $3.0 million of increased deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in other income, net).  Output Solutions income from operations increased from higher U.S. operating income, partially offset by operating losses at IOS.

Absent the $58.4 million net pretax gain resulting from the $63.0 million contract termination payment in 2010 mentioned above, the $2.0 million net pretax gain resulting from the $3.5 million Financial Services contract termination payment in 2011, and $5.4 million and $14.6 million of termination benefit expenses during the six months ended June 30, 2011 and 2010, respectively, from a reduction in force and $1.2 million in business development expenses for the six months ended June 30, 2011, income from operations decreased $19.6 million or 11.8% to $147.2 million compared to the same period in 2010.  On this basis, the $19.6 million decrease in consolidated income from operations is primarily attributable to decreases of $13.8 million in Financial Services and $4.7 million in Output Solutions, both as compared to the six months ended June 30, 2010.  Financial Services income from operations decrease is attributable to lower operating revenues and higher deferred compensation costs of $3.9 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net).  Output Solutions income from operations decreased from lower U.S. operating revenues and operating losses at IOS.

Interest expense

Interest expense for the three and six months ended June 30, 2011 was $12.0 million and $23.7 million, respectively, an increase of $0.3 million or 2.6% and $2.1 million or 9.7% compared to the same periods in 2010, primarily from debt assumed in the IOS acquisition of dsicmm and higher weighted average interest rates from the Company’s privately placed senior notes issued in August 2010, partially offset by lower weighted average amounts outstanding.

Other income, net

The components of other income, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized gains from sale of available-for-sale securities	$10.3	$3.1	$18.4	$40.6
Net gains on private equity funds and other investments	1.4	0.5	1.1	1.3
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.1)	(0.3)	(0.1)	(0.4)
Net gain (loss) on the disposition of senior convertible debentures	(0.9)	0.7	(0.9)	0.1
Dividend income from a private equity investment				8.3
Dividend income	3.0	1.3	8.2	4.8
Interest income	0.6	2.0	1.6	3.0
Miscellaneous items	0.3	(3.3)	3.5	0.7
Other income, net	$14.6	$4.0	$31.8	$58.4

Other income was $14.6 million and $31.8 million for the three and six months ended June 30, 2011 compared to $4.0 million and $58.4 million for the three and six months ended June 30, 2010.

Net realized gains from the sale of available-for-sale securities were $10.3 million and $18.4 million for the three and six months ended June 30, 2011 compared to $3.1 million and $40.6 million for the three and six months ended June 30, 2010.  Included in the $40.6 million of gains from the sale of available-for-sale securities for the six months ended June 30, 2010 is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.

The Company incurred a net gain of $1.4 million and $1.1 million on private equity funds and other investments for the three and six months ended June 30, 2011 compared to $0.5 million and $1.3 million for the three and six months ended June 30, 2010.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $0.1 million of investment impairments for both the three and six months ended June 30, 2011 compared to $0.3 million and $0.4 million for the three and six months ended June 30, 2010, which were other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

During both the three and six months ended June 30, 2011, the Company incurred a loss of $0.9 million from the repurchase of senior convertible debentures.  During the three and six months ended June 30, 2010, the Company incurred a net gain of $0.7 million and $0.1 million from the repurchase of senior convertible debentures.

During the six months ended June 30, 2010 DST received an $8.3 million dividend from a private equity investment.

The Company receives dividend income from certain investments held.  Dividend income was $3.0 million and $8.2 million for the three and six months ended June 30, 2011 compared to $1.3 million and $4.8 million for the three and six months ended June 30, 2010.  Dividend income increased $1.7 million  and $3.4 million for the three and six months ended June 30, 2011, respectively.  The increase in the three and six months ended June 30, 2011 is mostly attributable to State Street Corporation increasing its dividend from $0.01 per common share in 2010 to $0.18 per common share beginning in first quarter 2011.

Interest income was $0.6 million and $1.6 million for the three and six months ended June 30, 2011 compared to $2.0 million and $3.0 million for the three and six months ended June 30, 2010.  The decrease in interest income is primarily attributable to lower amounts of short-term investments.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a gain of $0.3 million and $3.5 million for the three and six months ended June 30, 2011, respectively, compared to a loss of $3.3 million and a gain of $0.7 million for the three and six months ended June 30, 2010.  The increase in miscellaneous items for the three months ended June 30, 2011 is primarily attributable to increases in unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an increase in costs and expenses).  The increase in miscellaneous items for the six months ended June 30, 2011 is attributable to the same reason mentioned above, partially offset by increased foreign currency exchange losses and a reduction in other non-operating gains.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings of unconsolidated affiliates (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

BFDS	$3.1	$4.1	$6.3	$7.7
IFDS, U.K.	3.4	3.1	7.5	6.5
IFDS, L.P.	0.4	2.7	2.1	4.0
Other	0.3	(0.1)	(0.3)	(0.1)
	$7.2	$9.8	$15.6	$18.1

DST’s equity in earnings of unconsolidated affiliates decreased $2.6 million or 26.5% and $2.5 million or 13.8% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily attributable to lower earnings of IFDS, L.P. and BFDS, partially offset by higher earnings from IFDS, U.K.

DST’s equity in BFDS earnings for the three and six months ended June 30, 2011 was $3.1 million and $6.3 million, respectively, a decrease of $1.0 million or 24.4% and $1.4 million or 18.2% compared to the same periods in 2010.  The decrease in BFDS earnings for the three and six months ended June 30, 2011 was primarily attributable to lower revenues from lower levels of accounts serviced and the absence of an income tax benefit received in 2010.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $1.0 billion during both the three and six months ended June 30, 2011 compared to $0.9 billion during both the three and six months ended June 30, 2010 from higher levels of transaction activity.  Average interest rates earned on the balances decreased from 0.20% during the three months ended June 30, 2010 to 0.09% during the three months ended June 30, 2011, a level which is not sufficient to cover banking and transaction fees.  Average interest rates earned on the balances increased from 0.16% during the six months ended June 30, 2010 to 0.13% during the six months ended June 30, 2011.

DST’s equity in earnings of IFDS, U.K. for the three and six months ended June 30, 2011 was $3.4 million and $7.5 million, an increase of $0.3 million or 9.7% and $1.0 million or 15.4% compared to the same periods in 2010.  The increase in equity in earnings of IFDS, U.K. is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations.  Accounts serviced by IFDS, U.K. were 7.6 million at June 30, 2011, an increase of 0.3 million accounts or 4.1% from March 31, 2011 and an increase of 0.6 million accounts or 8.6% from June 30, 2010.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) for the three and six months ended June 30, 2011 was $0.4 million and $2.1 million, a decrease of $2.3 million or 85.2% and $1.9 million or 47.5% compared to the same periods in 2010.  The decrease in equity in earnings is attributable to increased investments in IFDS Ireland’s insurance processing subsidiary during the three and six months ended June 30, 2011.  The decrease in IFDS Canada earnings was from lower revenues associated with a decline in processing volumes and higher processing costs, including costs related to a new client conversion.  Accounts serviced by IFDS Canada were 10.7 million at June 30, 2011, a decrease of 0.1 million accounts or 0.9% from both March 31, 2011 and June 30, 2010, respectively.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 34.5% and 35.4% for the three and six months ended June 30, 2011 compared to 34.9% and 35.6% for the three and six months ended June 30, 2010.

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

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2011 were $291.2 million and $586.1 million, respectively, a decrease of $9.9 million or 3.3% and $11.2 million or 1.9% compared to the same periods in 2010.  Financial Services Segment operating revenues for the three and six months ended June 30, 2011 were $281.0 million and $565.3 million, respectively, a decrease of $9.2 million or 3.2% and $8.3 million or 1.4% compared to the same periods in 2010.  As discussed above, DST received a contract termination payment of approximately $3.5 million during the six months ended June 30, 2011 from a previously announced subaccounting client loss.  Absent this contract termination payment, operating revenues for the six months ended June 30, 2011 decreased $11.8 million or 2.1% to $561.8 million.

The decrease in operating revenues for the three months ended June 30, 2011 is attributable to lower mutual fund shareowner processing, DST HealthCare and AWD revenues.  Lower levels of registered accounts processed during the three months ended June 30, 2011 contributed to the decline, which was partially offset by increased distribution support services, defined contribution participant revenues and subaccounting revenues.  DST HealthCare operating revenues decreased from lower volumes of claims processing and professional services.  AWD operating revenues decreased primarily from lower software license, maintenance and support revenue.  DST Global Solutions operating revenues increased primarily from the effect of foreign currency exchange rates, partially offset by decreased software license, maintenance and support revenues.

Absent the $3.5 million client contract termination payment mentioned above, the decrease in operating revenues for the six months ended June 30, 2011 is attributable to lower level of registered accounts processed, partially offset by increased distribution support services, subaccounting revenues from higher level of subaccounts processed, retirement participant record keeping services and defined contribution participant revenues.  AWD operating revenues decreased primarily from lower software license and maintenance and support revenue.  DST HealthCare operating revenues decreased from lower claims processing related services and lower professional services.  Increased revenues of DST Global Solutions primarily reflect the effect of foreign currency exchange rates.

U.S. operating revenues for the three and six months ended June 30, 2011 were $249.7 million and $503.5 million, a decrease of $12.4 million or 4.7% and $12.6 million or 2.4% compared to the same periods in 2010.  U.S. operating revenues for the three and six months ended June 30, 2011 decreased primarily from lower levels of registered accounts processed, partially offset by increased distribution support services and subaccounting revenues, from higher levels of subaccounts processed and the $3.5 million client contract termination payment mentioned above.

International operating revenues for the three and six months ended June 30, 2011 were $31.3 million and $61.8 million, respectively, an increase of $3.2 million or 11.4% and $4.3 million or 7.5% compared to the same periods in 2010.  International operating revenues for the three and six months ended June 30, 2011 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $4.0 million and $6.0 million, respectively, compared to the same periods in 2010.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $9.4 million and $18.2 million of software license fee revenues for the three and six months ended June 30, 2011, a decrease of $3.0 million or 24.2% and $4.0 million or 17.9% over the same periods in 2010.  The decrease in software license fee revenues for the three and six months ended June 30, 2011 is attributable to lower investment management and AWD software licenses. While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $208.9 million and $423.1 million for the three and six months ended June 30, 2011, an increase of $3.1 million or 1.5% and a decrease of $5.2 million or 1.2% compared to the same periods in 2010.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses, included in costs and expenses, were $10.2 million and $20.8 million for the three and six months ended June 30, 2011, a decrease of $0.7 million or 6.4% and $2.9 million or 12.2% compared to the same periods in 2010.

Excluding reimbursable operating expenses in 2011 and 2010, termination benefit expenses of $2.3 million related to a reduction in force during the three months ended June 30, 2010 and business development expenses of $1.0 million in 2011, cost and expenses increased $5.1 million or 2.6% for the three months ended June 30, 2011 to $197.7 million.  On this basis, the increase in costs and expenses is primarily attributable to foreign currency exchange effects between the U.S. Dollar and other currencies which increased cost by approximately $4.3 million, higher deferred compensation costs of $3.0 million (the effect of which is offset in other non-operating income) and start-up costs of $2.1 million from DST Insurance Solutions.  These cost increases were partially offset by decreased costs from lower staffing levels.

Excluding reimbursable operating expenses in 2011 and 2010, termination benefit expenses of $1.3 million and $11.4 million associated with a reduction in force in 2011 and 2010, respectively, contract termination costs of $1.5 million resulting from the termination of the subaccounting client mentioned above and $1.0 million in business development expenses in 2011, costs and expenses increased $5.3 million or 1.3% for the six months ended June 30, 2011 to $398.5 million.  On this basis, the increase in costs and expenses is attributable to foreign currency exchange effects between the U.S. Dollar and other currencies which increased costs by approximately $6.4 million, higher deferred compensation costs of $3.9 million (the effect of which is offset in other non-operating income) and start-up costs of $3.1 million from DST Insurance Solutions.  These cost increases were mostly offset by decreased costs from reductions in staffing levels.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2011 were $18.3 million and $35.9 million, respectively, a decrease of $2.2 million or 10.7% and $3.3 million or 8.4% compared to the same periods in 2010.  The decrease in depreciation and amortization is attributable to lower levels of capital expenditures in recent years and the Company’s use of accelerated depreciation methods, partially offset by depreciation from new asset additions.  The Company expects amortization expense to increase in the future from intangible assets acquired in connection with the business combinations described above.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2011 was $64.0 million and $127.1 million, respectively, a decrease of $10.8 million or 14.4% and $2.7 million or 2.1% compared to the same periods in 2010.  Excluding the impact of the $3.0 million increase in deferred compensation costs described above, income from operations decreased $7.8 million for the three months ended June 30, 2011 compared to the same period in 2010.  On this basis, the decrease in Financial Services income from operations is attributable to lower mutual fund shareowner processing, software license revenues and higher business development expenses (including professional fees associated with acquisitions announced in 2011).

Excluding the impact of the $2.0 million net pretax gain in 2011 resulting from the subaccounting client contract termination payment, $3.9 million increase in deferred compensation costs and termination benefit expenses incurred during both the six months ended June 30, 2011 and 2010, income from operations decreased $10.9 million or 7.7%  to $130.4 million for the six months ended June 30, 2011 compared to the same period in 2010.  On this basis, the decrease in Financial Services income from operations is attributable to the same reasons mentioned.

Financial Services Segment Account Statistics

Mutual Fund Shareowner Processing - The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Registered Accounts
Beginning balance	97.4	107.0	99.4	109.9
New client conversions	0.1	1.2	0.1	1.3
Subaccounting conversions to DST platforms	(0.2)	(0.5)	(0.7)	(3.9)
Subaccounting conversions to non-DST platforms	(2.5)	(0.6)	(5.0)	(1.2)
Conversions to non-DST platforms	(0.3)		(0.3)
Organic growth	0.7	0.2	1.7	1.2
Ending balance	95.2	107.3	95.2	107.3

Subaccounts
Beginning balance	15.4	15.1	14.3	11.2
Conversions from non-DST registered platforms	0.2	1.6	0.7	1.8
Conversions from DST’s registered accounts	0.2	0.5	0.7	3.9
Conversions to non-DST platforms			(0.6)
Organic growth	0.8	0.4	1.5	0.7
Ending balance	16.6	17.6	16.6	17.6
Total accounts	111.8	124.9	111.8	124.9

Total shareowner accounts serviced at June 30, 2011 decreased by 1.0 million accounts or 0.9% from March 31, 2011 to 111.8 million accounts, and decreased 13.1 million accounts or 10.5% from June 30, 2010.  Registered accounts decreased 2.2 million or 2.3% from March 31, 2011 and 12.1 million or 11.3% from June 30, 2010.  Subaccounts increased 1.2 million or 7.8% from March 31, 2011 and decreased 1.0 million or 5.7% from June 30, 2010.  Tax-advantaged accounts were 43.2 million at June 30, 2011, a decrease of 1.0 million accounts or 2.3% from March 31, 2011 and a decrease of 3.3 million accounts or 7.1% as compared to June 30, 2010.  The decrease in tax-advantaged accounts during second quarter 2011 is primarily attributable to the subaccounting of approximately 0.8 million registered Section 529 plan accounts.  Tax-advantaged accounts represent 45.4% of total registered accounts serviced at June 30, 2011 as compared to 43.3% at June 30, 2010. The Company has adjusted the previously reported total of tax-advantaged registered accounts and non tax-advantaged registered accounts at December 31, 2010.  The Company reclassified 0.3 million accounts within total registered accounts of 99.4 million at December 31, 2010 resulting in tax-advantaged registered accounts of 44.3 million and non tax-advantaged registered accounts of 55.1 million.

As previously announced, a full-service client converted approximately 1.0 million registered accounts to a non-DST platform in July 2011.

During second quarter 2011, the Company was advised by two of its existing clients that they intend to convert approximately 0.7 million new registered accounts to DST’s platforms by the end of 2011.

As previously announced, the Company was informed by two clients affiliated with the Bank of New York Mellon Corporation (“BNYM”), a competitor of DST, that they intend to convert to BNYM’s in-house platform between September 2011 and mid-2012.  These two clients comprise approximately 8.4 million subaccounts and 0.8 million registered accounts.  Of the 8.4 million subaccounts, 3.0 million subaccounts are projected to convert in 2011 and the remainder in 2012.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  Based on information provided by its clients, the Company currently expects the subaccounting trend to continue and currently anticipate that total subaccounting conversions in 2011 could range from 12 — 14 million accounts.

Defined Contribution Participants - The following table summarizes changes in defined contribution participants serviced (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Defined Contribution Participants
Beginning balance	4.7	4.3	4.5	4.2
Organic decline	(0.4)	(0.5)	(0.2)	(0.4)
Ending balance	4.3	3.8	4.3	3.8

Defined contribution (“DC”) participants were 4.3 million at June 30, 2011, a decrease of 0.4 million participants or 8.5% from March 31, 2011 and an increase of 0.5 million participants or 13.2% from June 30, 2010.  The decline in participants during second quarter 2011 represents the annual removal of prior year terminated participants.  Defined contribution plans need to maintain the accounts of participants who terminate employment during a given year until the second quarter of the following year to handle tax and other reporting requirements.  The Company expects to see an annual reduction of this type in participants processed.  The increase from second quarter 2010 is from conversions of new participants in late 2010.  The Company has previously reported new client commitments that will convert approximately 1.4 million new participants from 2012 through 2013.  New participant conversions of approximately 0.6 million are expected to occur in the first half of 2012 with the remainder in 2013.

DST Healthcare - Pharmacy claims paid were 89.8 million at June 30, 2011, a decrease of 1.9 million claims or 2.1% compared to March 31, 2011 and 6.0 million claims or 6.3% as compared to June 30, 2010.  Covered lives using DST’s medical claim processing platforms were 22.5 million at June 30, 2011, a decrease of 0.1 million covered lives or 0.4% from March 31, 2011 and 0.7 million covered lives or 3.0% from June 30, 2010.

AWD - Active AWD workstations were 201,800 at June 30, 2011, comprised of 161,800 in the U.S. and 40,000 internationally, and essentially unchanged as compared to the amount of active workstations at March 31, 2011 and December 31, 2010. The Company has adjusted the previously reported amount of domestic AWD workstations, international AWD workstations and total AWD workstations at December 31, 2010 to 159,900, 38,400 and 198,300, respectively.

OUTPUT SOLUTIONS SEGMENT

Revenues

Output Solutions Segment total revenues for the three and six months ended June 30, 2011 were $292.9 million and $591.7 million, respectively, a decrease of $22.6 million or 7.2% and an increase of $2.9 million or 0.5% as compared to the same periods in 2010.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2011 were $144.3 million and $290.6 million, respectively, a decrease of $32.4 million or 18.3% and $13.5 million or 4.4% as compared to the same periods in 2010.    During 2010, an Output Solutions telecommunications client terminated its contract and internalized its bill production processing, effective April 30, 2010, resulting in a contract termination payment to the Company of $63.0 million.  Absent this contract termination payment, Output Solutions operating revenues for the three and six months ended June 30, 2011 increased $30.6 million or 26.9% and $49.5 million or 20.5%.  These increases are primarily attributable to higher revenues from the IOS acquisition of dsicmm in July 2010.

Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2011 were $148.6 million and $301.1 million, respectively, an increase of $9.8 million or 7.1% and $16.4 million or 5.8% compared to the same periods in 2010, attributable to the IOS acquisition of dsicmm and the acquisition of Newkirk, partially offset by lower U.S. volumes.

Absent the contract termination payment mentioned above, Output’s U.S. operating revenues decreased $0.4 million or 0.4% and $13.8 million or 6.7% for the three and six months ended June 30, 2011 to $96.1 million and $190.8 million.  On this basis, Output’s U.S. operating revenues decreased reflecting lost revenues from discontinued client relationships in 2010 and lower telecom revenues which were partially offset by revenues from the Newkirk acquisition, higher postal processing services revenues and higher fulfillment services revenues.  U.S. images produced during the three and six months ended June 30, 2011 were 1.8 billion and 3.7 billion, a decrease of 400 million images or 18.2% and 1.2 billion images or 24.5% as compared to the same periods in 2010.  The decline in images produced was primarily attributable to the previously mentioned loss of a telecommunications client and from lower images from existing clients, partially offset by images from new clients and the Newkirk acquisition in May 2011.  U.S. items mailed during the three and six months ended June 30, 2011 were 409.2 million and 853.8 million, a decrease of 49.6 million items mailed or 10.8% and 110.4 million items mailed or 11.4% as compared to the same periods in 2010.  The decrease in items mailed was primarily the result of the client loss mentioned above, partially offset by volumes from new clients and the inclusion of Newkirk.

The IOS acquisition of dsicmm increased Output’s international revenues and volumes.  Output’s international operating revenues increased $31.0 million or 180.2% and $63.3 million or 173.4% for the three and six months ended June 30, 2011 to $48.2 million and $99.8 million.  International images produced during the three and six months ended June 30, 2011 were 850.3 million and 1.7 billion, an increase of 300 million images or 50.0% and 500 million images or 41.7% as compared to the same periods in 2010.  International items mailed during the three and six months ended June 30, 2011 were 235.9 million and 496.6 million, an increase of 138.1 million items mailed and 293.6 million items mailed as compared to the same periods in 2010.

During second quarter 2011, Output Solutions received three new client commitments representing, when fully transitioned, approximately 58 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed in the first half of 2012.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) were $273.0 million and $555.7 million for the three and six months ended June 30, 2011, an increase of $37.1 million or 15.7% and $68.5 million or 14.1% compared to the same periods in 2010.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses (primarily postage), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses, included in costs and expenses, were $148.6 million and $301.1 million for the three and six months ended June 30, 2011, an increase of $9.8 million or 7.1% and $16.4 million or 5.8% compared to the same periods in 2010.  Excluding reimbursable operating expenses and termination benefit expenses of $2.0 million incurred during the three months ended June 30, 2010 related to the contract termination described above and from a reduction in force, costs and expenses increased $29.3 million or 30.8% for the three months ended June 30, 2011 to $124.4 million.  On this basis, Output’s international costs and expenses increased due to the IOS acquisition of dsicmm in July 2010 and from costs associated with integrating the IOS and dsicmm businesses.  On this basis, Output’s U.S. costs and expenses decreased reflecting reductions in staffing levels and lower material costs from lower volumes produced.

Excluding reimbursable operating expenses and termination benefit expenses of $4.1 million and $4.7 million incurred during the six months ended June 30, 2011 and 2010, respectively, costs and expenses increased $52.7 million or 26.6% for the six months ended June 30, 2011 to $250.5 million.  On this basis, Output’s international cost increase and U.S. cost decrease were due to the same reasons mentioned above.

Depreciation and amortization

Output Solutions Segment depreciation and amortization costs for the three and six months ended June 30, 2011 were $11.0 million and $21.6 million, a decrease of $2.2 million or 16.7% and $1.4 million or 6.1% as compared to the same periods in 2010.  Absent the asset impairment charge of $3.1 million associated with the client contract termination in 2010, depreciation and amortization increased $0.9 million or 8.9% and $1.7 million or 8.5% for the three and six months ended June 30, 2011.  On this basis, the increase is a result of the inclusion of depreciation and amortization expense from the IOS acquisition of dsicmm and the acquisition of Newkirk, partially offset by lower levels of capital expenditures in recent years.

Income from operations

Output Solutions Segment income from operations for the three and six months ended June 30, 2011 was $8.9 million and $14.4 million, a decrease of $57.5 million or 86.6% and $64.2 million or 81.7% compared to the same periods in 2010.  Absent the contract termination payment and associated expenses mentioned above, termination benefit expenses related to a reduction in force and business development expenses, income from operations for the three and six months ended June 30, 2011 increased $0.6 million or 7.1% and decreased $4.7 million or 20.1% compared to the same periods in 2010.  The increase for the three months ended June 30, 2011 is primarily from higher U.S. operating income, partially offset by operating losses of IOS.  The $4.7 million decrease for the six months ended June 30, 2011 is primarily from operating losses at IOS and lower U.S. operating income.

Use of EBITDA

DST defines Operating EBITDA as income from operations before depreciation and amortization.  This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations.  As a measure of liquidity, the Company believes Operating EBITDA is useful as an indicator of its ability to generate cash flow.  Operating EBITDA, as calculated by the Company, may not be consistent with computation of Operating EBITDA by other companies.  The Company believes a useful measure of Output Solutions’ contribution to DST’s results is to focus on cash flow and DST’s management believes Operating EBITDA is useful for this purpose.  A reconciliation of Output Solutions Segment income from operations to Operating EBITDA is included in the table below.  The non-GAAP adjustments to this reconciliation used to calculated Adjusted Operating EBITDA are described in the “Use of Non-GAAP Financial Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

For the three and six months ended June 30, 2011, Output Solutions Operating EBITDA was $19.9 million and $36.0 million, a decrease of $59.7 million or 75.0% and $65.6 million or 64.6% compared to the same periods in 2010, primarily attributable to a contract termination payment of approximately $63.0 million received in April 2010.  Absent the contract termination payment (net of expenses) and termination benefit expenses and business development expenses, Operating EBITDA increased $1.5 million or 8.1% and decreased $3.0 million or 6.9% for the three and six months ended June 30, 2011 compared to the same periods in 2010.  The $1.5 million increase for the three months ended June 30, 2011 is primarily attributable to higher U.S. operating income.  The $3.0 million decrease for the six months ended June 30, 2011 is primarily attributable to lower operating revenues.

The reconciliation of the Output Solutions Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Output Solutions Segment income from operations	$8.9	$66.4	$14.4	$78.6
Depreciation and amortization	11.0	13.2	21.6	23.0
Operating EBITDA, before Non-GAAP items	19.9	79.6	36.0	101.6
Contract termination payment, net of expenses		(61.5)		(61.5)
Termination benefit expenses		0.5	4.1	3.2
Business development expenses	0.2		0.2
Adjusted Operating EBITDA, after Non-GAAP items	$20.1	$18.6	$40.3	$43.3

Note:  See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.5 million and $29.2 million for the three and six months ended June 30, 2011, a decrease of $0.3 million or 2.0% and $0.4 million or 1.4% compared to the same periods in 2010.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $13.7 million and $27.8 million for the three and six months ended June 30, 2011, a decrease of $1.0 million or 6.8% and $1.6 million and 5.4% compared to the same periods in 2010, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three and six months ended June 30, 2011, Investments and Other Segment costs and expenses were $9.5 million and $19.0 million, respectively, an increase of $0.3 million and $0.5 million compared to the same periods in 2010.  Reimbursable operating expenses, included in costs and expenses, were $0.8 million and $1.4 million for the three and six months ended June 30, 2011.  Excluding reimbursable operating expenses in 2011 and 2010, costs and expenses decreased $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

Depreciation and amortization

Investments and Other Segment depreciation and amortization  for the three and six months ended June 30, 2011 was $2.6 million and $5.2 million, an increase of $0.1 million and $0.2 million compared to the same periods in 2010.

Income from operations

Investments and Other Segment income from operations was $2.4 million and $5.0 million for the three and six months ended June 30, 2011, a decrease of $0.7 million or 22.6% and $1.1 million or 18.0% compared to the same periods in 2010, primarily from lower operating revenues.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30,	December 31,
	2011	2010

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	52.0	55.1
Tax-advantaged:
IRA mutual fund accounts	24.9	25.2
Other retirement accounts	9.4	9.7
Section 529 and Educational IRA’s	8.9	9.4
	43.2	44.3
Total registered accounts	95.2	99.4
Subaccounts	16.6	14.3
Total accounts serviced	111.8	113.7

International
United Kingdom (1)	7.6	7.1
Canada (2)	10.7	10.7

TRAC participants (millions)	4.3	4.5
Automated Work Distributor workstations (thousands)	201.8	198.3
DST Health Solutions covered lives (millions)	22.5	22.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	89.8	95.8	181.5	190.7

Output Solutions Operating Data
U.S. images produced (millions)	1,839.7	2,200.7	3,712.4	4,929.3
U.S. items mailed (millions)	409.2	458.8	853.8	964.2
International images produced (millions)	850.3	591.8	1,748.2	1,219.5
International items mailed (millions)	235.9	97.8	496.6	203.0

(1)          Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)          Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting operating income, pretax income, net income, net income attributable to DST Systems, Inc. (“DST Earnings”) and earnings per share on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled “Description of Non-GAAP Adjustments” and are reconciled to the corresponding GAAP measures in the attached financial schedules titled “Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items” below.  In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

DST’s management uses each of these non-GAAP financial measures in its own evaluation of the Company’s performance, particularly when comparing performance to past periods.  DST’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.  Although DST’s management believes non-GAAP measures are useful in evaluating the performance of its business, DST acknowledges that items excluded from such measures may have a material impact on the Company’s income from operations, pretax income, net income, net income attributable to DST Systems, Inc. (“DST Earnings”) and earnings per share calculated in accordance with GAAP.  Therefore, management typically uses non-GAAP measures in conjunction with GAAP results.  These factors should be considered when evaluating DST’s results.

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended June 30, 2011, have been treated as non-GAAP adjustments:

•                  Business development expenses (legal, accounting and other professional fees) associated with business acquisitions described in the “business development activities” section above, included in costs and expenses, in the amount of $1.2 million ($1.0 million in Financial Services and $0.2 million in Output Solutions).  The income tax benefit associated with these expenses was approximately $0.5 million.  Primarily in connection with the expected completion of the ALPS transaction mentioned above, the Company expects to incur additional transaction costs during the remainder of 2011.

•                  Other net gain, in the amount of $11.6 million, associated with gains (losses) related to the disposition of securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $4.5 million.  The $11.6 million of net gain on the disposition of securities and other investments for second quarter 2011 was comprised of net realized gains from sales of available-for-sale securities of $10.3 million and net gains on private equity funds and other investments of $1.4 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

•                  Net loss, in the amount of $0.9 million, associated with the repurchase of senior convertible debentures, which was included in other income, net.  The income tax benefit associated with this net loss was approximately $0.3 million.

In addition to the items that occurred in the three months ended June 30, 2011 as described above, the following items, which occurred during the three months ended March 31, 2011, have been previously reported as non-GAAP adjustments:

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

The following items, which occurred during the three months ended June 30, 2010, have been treated as non-GAAP adjustments:

•                  Contract termination payment, net of termination benefit expenses and asset impairment charges resulting from the termination of an Output Solutions telecommunications client, in the amount of $58.4 million.  The net contract termination gain was comprised of operating revenues of $63.0 million, partially offset by termination benefit expenses of $1.5 million that were included in costs and expenses and asset impairment charges of $3.1 million, which are included in depreciation and amortization expense.  The aggregate income tax expense associated with this net contract termination gain was approximately $22.8 million.

•                  Termination benefit expenses of $2.8 million associated with reductions in workforce in the Financial Services Segment ($2.3 million) and the Output Solutions Segment ($0.5 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.2 million.

•                  Other net gain, in the amount of $3.3 million, associated with gains (losses) related to the disposition of securities and other investments, which were included in other income, net.  The income tax expense associated with this gain was approximately $1.3 million.  The $3.3 million of net gain on the disposition of securities and other investments for the three months ended June 30, 2010 was comprised of net realized gains from sales of available-for-sale securities of $3.1 million and net gains on private equity funds and other investments of $0.5 million, partially offset by other than temporary impairments on available-for-sale securities of $0.3 million.

•                  Net gain, in the amount of $0.7 million, associated with the repurchase and extinguishment of senior convertible debentures.  The income tax expense associated with this net gain was approximately $0.3 million.

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$73.3	$83.1	$54.4	$55.2	$1.17

Adjusted to remove:

Included in operating income:

Business development expenses - Financial Services	1.0	1.0	0.6	0.6	0.01
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1

Included in non-operating income:

Net gain on the disposition of securities and other investments		(11.6)	(7.1)	(7.1)	(0.14)
Loss on repurchase of convertible debentures		0.9	0.6	0.6	0.01

Adjusted Non-GAAP income	$74.5	$73.6	$48.6	$49.4	$1.05

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$142.3	$144.4	$94.0	$94.0	$2.00

Adjusted to remove:

Included in operating income:

Contract termination payment, net of expenses - Output Solutions	(58.4)	(58.4)	(35.6)	(35.6)	(0.76)
Termination benefit expenses - Financial Services	2.3	2.3	1.3	1.3	0.03
Termination benefit expenses - Output Solutions	0.5	0.5	0.3	0.3	0.01

Included in non-operating income:

Net gain on the disposition of securities and other investments		(3.3)	(2.0)	(2.0)	(0.04)
Net gain on repurchase of convertible debentures		(0.7)	(0.4)	(0.4)	(0.01)

Adjusted Non-GAAP income	$86.7	$84.8	$57.6	$57.6	$1.23

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Six Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$142.6	$166.3	$107.5	$108.6	$2.31

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Service	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Termination benefit expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Termination benefit expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05
Business development expenses - Financial Services	1.0	1.0	0.6	0.6	0.01
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1

Included in non-operating income:

Net gain on the disposition of securities and other investments		(19.4)	(11.9)	(11.9)	(0.24)
Loss on repurchase of convertible debentures		0.9	0.6	0.6	0.01

Adjusted Non-GAAP income	$147.2	$152.4	$99.0	$100.1	$2.13

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$210.6	$265.5	$170.9	$170.9	$3.57

Adjusted to remove:

Included in operating income:

Contract termination payment, net of expenses - Output Solutions	(58.4)	(58.4)	(35.6)	(35.6)	(0.74)
Termination benefit expenses - Financial Services	11.4	11.4	6.9	6.9	0.14
Termination benefit expenses - Output Solutions	3.2	3.2	1.9	1.9	0.04

Included in non-operating income:

Net gain on the disposition of securities and other investments		(41.5)	(25.4)	(25.4)	(0.53)
Dividend from a private equity investment		(8.3)	(7.3)	(7.3)	(0.15)
Net gain on repurchase of convertible debentures		(0.1)

Adjusted Non-GAAP income	$166.8	$171.8	$111.4	$111.4	$2.33

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

Management’s Analysis of Non-GAAP Results for the three and six months ended June 30, 2011 and 2010

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.05 and $1.23 for the three months ended June 30, 2011 and 2010, respectively, and $2.13 and $2.33 for the six months ended June 30, 2011 and 2010, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share for the three months ended June 30, 2011 is mostly attributable to decreased Financial Services Segment income from operations resulting from decreased operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2011 and 2010 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $155.9 million during the six months ended June 30, 2011 compared to $126.6 million for the six months ended June 30, 2010, an increase of $29.3 million.  Cash flows provided by operating activities for the six months ended June 30, 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. At June 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit under the Company’s accounts receivable securitization program was $125.0 million, unchanged from December 31, 2009.  During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows for the six months ended June 30, 2010 would have been $251.6 million.  On this basis, operating cash flow decreased $95.7 million to $155.9 during the six months ended June 30, 2011 compared to the same period in 2010.  The decrease in operating cash flows during 2011 is attributable to lower earnings in 2011 and changes in working capital.  Contributing to the decrease in net income for 2011 were the absence of two significant cash flows from 2010 including a client contract termination payment of $63.0 million in the Output Solutions Segment and cash dividends from a private equity investment of $8.3 million.  Operating cash flows during 2011 resulted principally from net income of $107.5 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $61.4 million and equity in earnings of unconsolidated affiliates of $15.6 million. Significant working capital related adjustments to 2011 net income include decreases in accrued compensation and benefits of $23.3 million, which was partially offset by increases in accounts payable and accrued liabilities of $16.8 million and decreases in accounts receivable of $11.7 million.  Cash and cash equivalents were $91.3 million and $78.7 million at June 30, 2011 and 2010, respectively.

Investing Activities

Cash flows used by investing activities were $35.2 million during the six months ended June 30, 2011 compared to $79.3 million for the six months ended June 30, 2010, a decrease of $44.1 million.  The decrease in net cash flows used in investing activities during 2011 as compared to 2010 is primarily attributable to a $100.0 million decrease in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients and lower payments for capital expenditures, partially offset by higher cash outflows for acquisitions of businesses of $65.5 million and higher cash outflows for net investment activities (purchases and sales) in 2011.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended
	June 30,
	2011	2010
Financial Services Segment	$21.3	$33.7
Output Solutions Segment	7.0	13.5
Investments and Other Segment	3.3	7.1
	$31.6	$54.3

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $262.8 million and $117.5 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, the Company received $222.3 million from the sale/maturities of investments compared to $130.7 million during the six months ended June 30, 2010.

Financing Activities

Cash flows used in financing activities were $169.2 million during the six months ended June 30, 2011 compared to $74.8 million for the six months ended June 30, 2010, an increase of $94.4 million.  The January 1, 2010 adoption of new accounting guidance related to transfers of financial assets required the Company to account for the account receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the six months ended June 30, 2010.  Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities decreased by $30.6 million to $169.2 million during the six months ended June 30, 2011 compared to the same period in 2010.  Client funds obligations decreased $90.4 million during the six months ended June 30, 2011 compared to an increase of $53.2 million during the six months ended June 30, 2010.  During the six months ended June 30, 2011, cash outflows from share repurchase activities were $43.5 million and repayments on revolving credit facilities were $37.7 million.  These increases were partially offset by cash inflows from proceeds received from issuance of common stock of $42.9 million.  During the six months ended June 30, 2010, cash outflows were repurchases of senior convertible debentures of $155.0 million, share repurchase activities of $108.7 million and net borrowings under the revolving credit facilities in the aggregate amount of $29.2 million.

Common Stock Issuances and Repurchases

The Company received proceeds of $42.9 million and $9.8 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2011 and 2010, respectively.  On May 10, 2011, DST’s Board of Directors authorized the repurchase of an additional 2.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  At June 30, 2011, there were approximately 2.5 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  The Company repurchased 0.5 million shares of DST common stock for $22.5 million or approximately $49.94 per share during the six months ended June 30, 2011.  The Company repurchased 2.3 million shares of DST common stock for $91.1 million or approximately $40.09 per share during the six months ended June 30, 2010.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $21.0 million and $17.6 million during the six months ended June 30, 2011 and 2010, respectively.

Dividends

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on April 8, 2011, to shareholders of record as of the close of business on March 18, 2011.  The aggregate amount of the dividend was approximately $16.2 million.

Off Balance Sheet Obligations

As of June 30, 2011, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,164.1 million and $1,209.4 million of debt outstanding at June 30, 2011 and December 31, 2010, respectively, a decrease of $45.3 million during 2011.

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30,	December 31,
	2011	2010
Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	9.0	3.5
Equipment credit facilities	9.2	7.5
Real estate credit agreement	106.9	108.5
Series C convertible senior debentures	88.1	94.1
Revolving credit facilities	281.4	330.2
Senior notes	370.0	370.0
Related party credit agreements	132.8	120.0
Other indebtedness	41.7	50.6
	1,164.1	1,209.4
Less current portion of debt	292.3	286.1
Long-term debt	$871.8	$923.3

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 19, 2011, the Company renewed its accounts receivable securitization program.  In connection with the renewal, the maturity date became May 17, 2012, and the interest rate spreads were decreased to reflect current market conditions.

At June 30, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2010.  During the six months ended June 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the six months ended June 30, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $433.4 million and $415.0 million and total repayments were approximately $433.4 million and $290.0 million, respectively, which comprises the net cash flow in the financing section of the statement of cash flows.

Revolving credit facilities

On June 30, 2011, DST amended its revolving syndicated bank facility.  The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect current market conditions.  In addition, the aggregate commitments under the facility were increased from $600 million to $630 million.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  IFDS UK may demand a prepayment of the loan by IOS at any time upon completion of a notice period.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at June 30, 2011 was $7.8 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.  At June 30, 2011, dsicmm had approximately $21.1 million of debt for which the Company is seeking a waiver from the lender.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $15.8 million and $16.2 million at June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011, proceeds received from this loan were $96.6 million and total repayments were $97.4 million, which have been included in net payments on revolving credit facilities in the Condensed Consolidated Statement of Cash Flows.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company expects to fund the $250.0 million purchase price for the ALPS acquisition, described above, from cash and existing credit facilities.  The payment is expected to be made in fourth quarter 2011 upon closing.  The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities (which were $862.8 million at June 30, 2011) and other investments.

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

At June 30, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $47.9 million and $88.3 million for the three and six months ended June 30, 2011 compared to comprehensive loss of $31.5 million for the three months ended June 30, 2010 and comprehensive income of $43.8 million for the six months ended June 30, 2010.  Comprehensive income includes net income attributable to DST Systems, Inc. of $55.2 million and $108.6 million for the three and six months ended June 30, 2011 compared to $94.0 million and $170.9 million for the three and six months ended June 30, 2010, and other comprehensive loss of $7.3 million and $20.3 million for the three and six months ended

June 30, 2011 compared to $125.5 million and $127.1 million for the three and six months ended June 30, 2010.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At June 30, 2011, the Company’s available-for-sale securities had gross unrealized holding losses of $2.6 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at June 30, 2011 are other than temporary.

The Company recognized $0.1 million of investment impairments for both the three and six months ended June 30, 2011 compared to $0.3 million and $0.4 million of investment impairments for the three and six months ended June 30, 2010, which were other than temporary.   The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the six months ended June 30, 2011 the Company recorded $1.0 million of impairments on private equity and other investments compared to the three and six months ended June 30, 2010 when the Company recorded impairments of $0.4 million and $0.8 million.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the six months ended June 30, 2011.

Revenue arrangements entered into prior to January 1, 2011 will continue to follow the former revenue recognition policy for multiple element arrangements.  Specifically, in cases where there is objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered.

Fair Value Measurement and Disclosure

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to fair value measurement and disclosure requirements in U.S. GAAP.  The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The guidance is effective for annual periods beginning after December 15, 2011.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on the consolidated financial statements.

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST is currently evaluating the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $1.14 and $1.69 (versus GAAP reported earnings of $1.17 and $2.00) for the three months ended June 30, 2011 and 2010, respectively and $2.24 and $3.02 (versus GAAP reported earnings of $2.31 and $3.57) for the six months ended June 30, 2011 and 2010, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2011 was approximately $862.8 million.  The impact of a 10% change in fair value of these investments would be approximately $52.8 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2011, the Company and BFDS had average daily cash balances of approximately $1.7 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.7 million of net income (loss).

At June 30, 2011, the Company had $1.2 billion of debt, of which $556.3 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2011, the Company’s international subsidiaries had approximately $323.7 million in total assets and for the three and six months ended June 30, 2011, these international subsidiaries recorded approximately $1.8 million in net losses and $2.0 million in net income, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $32.4 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.2 million for both the three and six months ended June 30, 2011.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2011.

Internal Control over Financial Reporting

On July 30, 2010 the Company’s then-wholly-owned subsidiary, Innovative Output Solutions, Limited, acquired dsicmm Group Limited (“dsicmm”), in a purchase business combination.  In conducting their evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded dsicmm from their evaluation as permitted by guidelines established by the Securities and Exchange Commission.  Management is in the process of evaluating and integrating dsicmm’s internal controls over financial reporting with the

Company’s.  Other than the evaluation and integration of dsicmm’s internal controls, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2010.  The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2010, except for the addition of the following new risk factors: 1) the risk of decreased demand for traditional printed and mailed communications and 2) the risk that the SEC could issue regulations impacting third-party distributors of mutual funds.

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

The Securities and Exchange Commission may issue regulations impacting third-party distributors of mutual funds, which could adversely affect our business.

The SEC may issue regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale.  Additionally, brokers and financial intermediaries may be subject to new fiduciary standards-of-care that could cause them to alter their methods of distribution.  We cannot predict the requirements the SEC may propose and finally adopt.  Regulations that would cause current distribution channels or interest in mutual fund investing to change could impact the number of accounts on our systems and adversely affect our revenues.

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

•                  super-majority stockholder approval required for certain actions

•                  staggered terms for directors

•                  specific procedures for stockholders to nominate new directors

•                  the Board’s authority to issue and set the terms of preferred stock

•                  a stockholders’ rights plan that would cause substantial dilution to a person or group that acquires 15% or more of our outstanding common stock (as determined pursuant to the rights plan) without the approval of our Board of Directors

•                  various rights of debenture holders, joint venture co-owners, lenders and certain customers and executives in the event of a change in control

•                  public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us

•                  legal restrictions on business combinations with certain stockholders

Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.

A change in control of the Company would trigger various rights and obligations in service agreements with our customers and in agreements governing our joint ventures.  A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software.  We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control.  Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual’s termination of employment without “cause” or resignation for “good reason” (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting, as applicable, under such agreements and programs.  This accelerated funding, vesting or payment  may decrease an employee’s incentive to continue employment with us.  Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control.  The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

Our equity incentive and stockholders’ rights plans could have a dilutive effect on our common stock.

Our directors, officers and certain managers have received restricted stock units and options to purchase our common stock as part of their compensation.  These equity grants could have a dilutive effect on our common stock.  The rights plan would cause substantial dilution to a person or group that acquires 15% or more of our outstanding common stock (as determined pursuant to the rights plan) without the approval of our Board of Directors.  A triggering of the rights plan could in some circumstances be dilutive in value to common stockholders who do not exercise their rights.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	47,206	(1)	$52.46	36,000	637,000
May 1 — May 31	73,702	(1)	$48.52	62,500	2,574,500	(2)
June 1 — June 30	34,034	(1)	$50.48	25,000	2,549,500
Total	154,942		$50.15	123,500	2,549,500

(1)          For the three months ended June 30, 2011, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 31,442 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 11,206 shares were purchased in April 2011, 11,202 shares were purchased in May 2011 and 9,034 shares were purchased in June 2011.

(2)          On May 10, 2011, DST’s Board of Directors authorized the repurchase of an additional 2.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

On August 5, 2011, the Company entered into an Amended and Restated Rights Agreement (the “Amended Rights Plan”) with Computershare Trust Company, N.A. (the “Rights Agent”), which amends the terms of the Rights Agreement dated as of October 10, 2005, between the Company and the Rights Agent (the “Rights Plan”).

Pursuant to Section 27 of the Rights Plan, the Company amended the Rights Plan to make certain technical changes and modernize it.  In particular, the amendments update the definition of “Beneficial Ownership” so that the definition more closely tracks current investor activities in U.S. securities markets.  The amendments also add an exchange feature pursuant to which the Company’s Board of Directors may, at its option, at any time after any person becomes an Acquiring Person (as defined in the Amended Rights Plan) and prior to the acquisition by any person or group of a majority of the Company’s outstanding Common Stock, exchange all or part of the then outstanding and exercisable Rights (as defined in the Amended Rights Plan and excluding Rights that have become null and void) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right (subject to adjustment).

The foregoing description of the Amended Rights Plan is qualified in its entirety by reference to the Amended Rights Plan, a copy of which is filed herewith as Exhibit 4.1 and incorporated herein by reference.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)          Exhibits:

2.1

Merger Agreement, dated as of July 19, 2011, by and among DST Systems, Inc., Kettle Holdings, Inc., ALPS Holdings, Inc. and LM ALPS SR LLC, on behalf of the Company Stockholders and Participating Optionholders, which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 21, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.1.

4.1	Amended and Restated Rights Agreement dated as of August 5, 2011, between DST Systems, Inc. and Computershare Trust Company, N.A. as Rights Agent.
10.1

Second Amendment to Credit Agreement, dated as of June 30, 2011, among DST Systems, Inc., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.

10.2

Amendment No. 5, dated as of May 19, 2011, to Receivables Purchase Agreement among Fountain City Finance, LLC; Enterprise Funding Company LLC; Bank of America National Association; the Company and certain Company subsidiaries, which amendment is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.2.

10.3	The Form of Restricted Stock Unit Award Agreement (performance vesting).
10.4	DST Systems, Inc. 2005 Equity Incentive Plan, amended and restated as of May 11, 2011.
10.5

The Sixth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Executive Plan, Supplemental Executive Retirement Plan, and Incentive Deferred Cash Program, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee August 3, 2011.

10.6

The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Directors’ Deferred Fees, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee dated August 3, 2011.

10.7

The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Employment Continuation Agreement, dated August 3, 2011, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee.

10.8

The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Incentive Compensation, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee dated August 3, 2011.

31.1	Certification of the Chief Executive Officer of Registrant
31.2	Certification of the Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2011

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)