Form 10-Q
period 2011-09-30
DST SYSTEMS INC
filed 2011-11-08
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2011:

Common Stock $0.01 par value — 44,071,146

DST Systems, Inc.

Form 10-Q

September 30, 2011

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2011

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$89.8	$139.8
Funds held on behalf of clients	254.5	406.6
Client funding receivable	44.2	68.1
Accounts receivable	311.5	308.0
Deferred income taxes	10.5	12.1
Other assets	68.1	62.6
	778.6	997.2

Investments	945.1	1,139.1
Unconsolidated affiliates	367.4	355.5
Properties	527.8	516.8
Intangible assets	79.4	49.5
Goodwill	299.8	230.2
Other assets	46.3	51.1
Total assets	$3,044.4	$3,339.4

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$312.4	$286.1
Client funds obligations	298.7	474.7
Accounts payable	84.5	65.1
Accrued compensation and benefits	110.8	121.7
Deferred revenues and gains	50.7	58.9
Other liabilities	122.7	98.4
	979.8	1,104.9

Long-term debt	962.3	923.3
Income taxes payable	60.2	53.3
Deferred income taxes	248.3	336.5
Other liabilities	71.4	75.8
Total liabilities	2,322.0	2,493.8
Commitments and contingencies (Note 11)

Equity
DST Systems, Inc. stockholders’ equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	247.0	247.7
Retained earnings	3,151.8	3,039.8
Treasury stock (51.2 million and 49.1 million shares, respectively), at cost	(2,899.6)	(2,815.4)
Accumulated other comprehensive income	203.9	351.3
Total DST Systems, Inc. stockholders’ equity	704.1	824.4
Non-controlling interest	18.3	21.2
Total equity	722.4	845.6
Total liabilities and equity	$3,044.4	$3,339.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating revenues	$433.1	$413.7	$1,286.7	$1,288.7
Out-of-pocket reimbursements	158.3	153.5	478.6	459.1

Total revenues	591.4	567.2	1,765.3	1,747.8

Costs and expenses	496.5	459.3	1,466.4	1,363.4
Depreciation and amortization	33.7	33.5	95.1	99.4

Income from operations	61.2	74.4	203.8	285.0

Interest expense	(10.9)	(12.1)	(34.6)	(33.7)
Other income (expense), net	(4.5)	9.4	27.3	67.8
Equity in earnings of unconsolidated affiliates	1.7	8.9	17.3	27.0

Income before income taxes and non-controlling interest	47.5	80.6	213.8	346.1
Income taxes	14.0	26.4	72.8	121.0

Net income	33.5	54.2	141.0	225.1
Net loss attributable to non-controlling interest	1.8	0.1	2.9	0.1

Net income attributable to DST Systems, Inc.	$35.3	$54.3	$143.9	$225.2

Average common shares outstanding	45.8	46.6	46.2	47.2
Average diluted shares outstanding	46.4	46.9	46.9	47.5

Basic earnings per share	$0.77	$1.17	$3.11	$4.77
Diluted earnings per share	$0.76	$1.16	$3.07	$4.74
Cash dividends per share of common stock	$0.35	$	$0.70	$0.30

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows — operating activities:
Net income	$141.0	$225.1
Depreciation and amortization	95.1	99.4
Net gains on investments	(14.0)	(41.4)
Amortization of share based compensation	15.2	15.0
Equity in earnings of unconsolidated affiliates	(17.3)	(27.0)
Dividends from unconsolidated affiliates	6.5	2.5
Deferred income taxes	(2.5)	16.1
Changes in accounts receivable	18.1	(117.1)
Changes in accounts payable and accrued liabilities	16.1
Changes in accrued compensation and benefits	(12.1)	10.4
Changes in income taxes payable	16.2	16.3
Other, net	(9.5)	12.4
Total adjustments to net income	111.8	(13.4)
Net	252.8	211.7
Cash flows — investing activities:
Capital expenditures	(60.8)	(74.8)
Investments in securities	(343.0)	(208.7)
Proceeds from sales/maturities of investments	288.8	182.2
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	165.0	(74.6)
Acquisition of businesses, net of cash acquired	(111.6)	(6.3)
Other, net	3.3	11.0
Net	(58.3)	(171.2)
Cash flows — financing activities:
Proceeds from issuance of common stock	45.2	10.6
Principal payments on debt	(20.1)	(27.8)
Repurchases of senior convertible debentures	(12.5)	(443.6)
Net proceeds from issuance of senior notes and mortgages	9.3	370.0
Net proceeds from accounts receivable securitization program		125.0
Net borrowings (payments) on revolving credit facilities	53.5	(35.0)
Payment of debt issuance costs	(1.9)	(8.2)
Net increase (decrease) in client funds obligations	(152.1)	81.5
Common stock repurchased	(151.1)	(129.9)
Payment of cash dividends	(16.2)	(14.3)
Excess tax benefits from share based compensation	1.4	0.3
Net	(244.5)	(71.4)
Net decrease in cash and cash equivalents	(50.0)	(30.9)
Cash and cash equivalents, beginning of period	139.8	106.2
Cash and cash equivalents, end of period	$89.8	$75.3

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Revenue Recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the nine months ended September 30, 2011.

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

2.  Business Combinations

DST has made a number of acquisitions as part of its strategy to increase its product capabilities and expand its presence in the markets it currently serves as well as to adjacent markets.  During the nine months ended September 30, 2011, DST announced the following:

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

Subserveo Inc.

On June 20, 2011, DST acquired Subserveo Inc. (“Subserveo”), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada.  Subserveo’s solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management.  Subserveo is operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company’s subsidiary that provides full service subaccounting services, are operated as a single business unit.  This business unit will be DST’s channel to provide products to the broker/dealer market and will manage the distribution of the Company’s AWD, Vision Professional and print/mail products to that market.

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

The Company has not yet finalized its accounting for the acquired net assets of Finix, Converge, Subserveo, IntelliSource, Newkirk and Lateral; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted.  The Subserveo, Newkirk and Lateral acquisitions are each subject to customary post-closing working capital adjustments, which could result in an adjustment to the respective purchase price.  Goodwill of $68.7 million from these acquisitions is comprised of the assembled workforce and other assets of the acquired businesses.  The Company does not believe that any of the above mentioned business combinations are material to DST’s consolidated financial statements.  Notwithstanding, the Company has provided aggregated disclosures of these transactions to assist users of the financial statements in understanding the impact to DST of the business combinations.  The following table summarizes the consideration (the Financial Services Segment spent $43.1 million on acquisitions while the Output Solutions Segment spent $71.7 million during the nine months ended September 30, 2011) and the preliminary allocation of the fair values of the acquisitions during the nine months ended September 30, 2011 to the fair values of the assets acquired and liabilities at the respective acquisition dates mentioned above (in millions):

Consideration
Cash paid	$114.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$3.2
Accounts receivable	22.2
Other current assets	6.9
Properties (includes $12.9 million of proprietary software)	31.2
Intangible assets	34.5
Goodwill	68.7
Other assets	0.4
Total assets	167.1

Other current liabilities	20.5
Deferred income tax liabilities	11.4
Debt	20.2
Other liabilities	0.2
Total liabilities	52.3

Net assets acquired	$114.8

Assuming the acquisitions of Finix, Converge, Subserveo, IntelliSource, Newkirk, Lateral and dsicmm Group (as described in the Company’s 2010 Annual Report on Form 10-K) had occurred January 1, 2010, the Company’s total revenues would have been approximately $1,830.9 million and $1,942.0 million for the nine months ended September 30, 2011 and 2010, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the nine months ended September 30, 2011 and 2010. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2010.

ALPS Holdings, Inc.

On October 31, 2011, DST closed the previously announced acquisition of ALPS Holdings, Inc. (“ALPS”), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds (“CEFs”), exchange-traded funds (“ETFs”) and alternative investment funds.  The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS’ comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST’s offerings beyond transfer agency.  On a pro-forma basis, the transaction is expected to be accretive to earnings.  ALPS’s financial results will be consolidated with those of DST beginning October 31, 2011, and will be reported as part of DST’s Financial Services Segment.  At closing, DST paid $250.0 million funded from cash, existing credit facilities and a new term loan credit facility.

3.  Client Funds/Obligations

The Company had $254.5 million and $406.6 million of funds held on behalf of clients at September 30, 2011 and December 31, 2010, respectively.  Included in these amounts were $23.8 million and $11.3 million of fixed-income marketable securities at September 30, 2011 and December 31, 2010, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at September 30, 2011 and December 31, 2010.  During the nine months ended September 30, 2011 and 2010, the Company received $77.0 million and $32.7 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three and nine months ended September 30, 2011 and 2010.

4.  Investments

Investments are as follows (in millions):

	2011	Carrying Value
	Ownership Percentage	September 30, 2011	December 31, 2010
Available-for-sale securities:
State Street Corporation	2%	$332.2	$478.7
Computershare Ltd.	3%	108.3	165.5
Euronet Worldwide	4%	29.7	32.9
Other available-for-sale securities		196.6	228.7
		666.8	905.8
Other:
Trading securities		42.1	50.3
Held-to-maturity		15.4	11.3
Cost method, private equity and other investments		220.8	171.7
		278.3	233.3
Total investments		$945.1	$1,139.1

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30, 2011	December 31, 2010

Book cost basis	$334.2	$327.4
Gross unrealized gains	326.8	555.7
Gross unrealized losses	(12.5)	(0.6)
Unrealized gain - foreign currency exchange rates	18.3	23.3
Market value	$666.8	$905.8

During the nine months ended September 30, 2011 and 2010, the Company received $201.2 million and $146.8 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $3.0 million and $2.4 million and gross realized losses of $2.6 million and $1.2 million were recorded during the three months ended September 30, 2011 and 2010, respectively, from available-for-sale securities.  Gross realized gains of $22.1 million and $44.1 million and gross realized losses of $3.3 million and $2.3 million were recorded during the nine months ended September 30, 2011 and 2010, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $2.2 million and $2.3 million for the three and nine months ended September 30, 2011 compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, related to other than temporary investment impairments.  Included in the proceeds received from the sale of investments in available-for-sale securities for the nine months ended September 30, 2010 is $52.4 million of proceeds resulting from the sale of 4.8 million shares of Computershare Ltd., which resulted in a gain of $28.8 million.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at September 30, 2011 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$75.5	$12.5	$	$	$75.5	$12.5

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2011, the Company recorded $0.1 million and $1.1 million, respectively, of impairments on other investments compared to the nine months ended September 30, 2010 when the Company recorded $0.8 million.  There were no impairments on private equity and other investments for the three months ended September 30, 2010.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At September 30, 2011 and December 31, 2010, the Company’s carrying value of these private equity fund investments was approximately $196.6 million and $148.9 million, respectively.  At September 30, 2011, the Company had future capital commitments related to these private equity fund investments of approximately $58.0 million.

5.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2011	Carrying Value
	Ownership Percentage	September 30, 2011	December 31, 2010
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$175.6	$169.2
International Financial Data Services, U.K.	50%	88.2	78.8
International Financial Data Services, L.P.	50%	48.6	44.4
Unconsolidated real estate affiliates		38.9	50.4
Other unconsolidated affiliates		16.1	12.7
Total		$367.4	$355.5

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Boston Financial Data Services, Inc.	$0.1	$4.0	$6.4	$11.7
International Financial Data Services, U.K.	2.3	3.1	9.8	9.6
International Financial Data Services, L.P.	1.1	1.5	3.2	5.5
Other unconsolidated affiliates	(1.8)	0.3	(2.1)	0.2
	$1.7	$8.9	$17.3	$27.0

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

As of September 30, 2011 and December 31, 2010, the Company held certain investment assets that are required to be measured at fair value on a recurring basis.  These investments include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$691.8	$691.8	$	$

Investments in pooled funds	43.9		43.9

Fixed income securities	40.9		40.9

Interest rate swap liability	(4.9)		(4.9)
Total	$771.7	$691.8	$79.9	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Equity securities	$920.9	$920.9	$	$

Investments in pooled funds	16.9		16.9

Fixed income securities	46.5		46.5

Interest rate swap liability	(5.0)		(5.0)
Total	$979.3	$920.9	$58.4	$

At September 30, 2011 and December 31, 2010, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $73.3 million and $47.7 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

7.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$94.6	$20.2	$63.6	$16.4
Other	9.5	4.5	6.0	3.7

Total	$104.1	$24.7	$69.6	$20.1

Amortization of intangible assets for the three and nine months ended September 30, 2011 was approximately $2.0 million and $4.6 million compared to $1.7 million and $4.2 million for the three and nine months ended September 30, 2010.  The Company estimates amortization expense for intangible assets recorded as of September 30, 2011 (which excludes ALPS and acquired software included in Properties on the Balance Sheet) will be $2.0 million for the remainder of 2011, $7.9 million for 2012, $7.6 million for 2013, $7.4 million for 2014, $7.2 million for 2015 and $47.3 million thereafter.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2011, by Segment (in millions):

	December 31, 2010	Acquisitions	Disposals	Other	September 30, 2011
Financial Services	$178.0	$30.7	$	$	$208.7
Output Solutions	52.2	38.0		0.9	91.1
Total	$230.2	$68.7	$	$0.9	$299.8

The business acquisitions described in Note 2 increased the Company’s goodwill by $68.7 million during the nine months ended September 30, 2011, of which approximately $33.1 million is expected to be deductible for income tax purposes.

8.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2011	December 31, 2010
Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	16.9	3.5
Equipment credit facilities	11.7	7.5
Real estate credit agreement	106.1	108.5
Series C convertible senior debentures	86.5	94.1
Revolving credit facilities	360.2	330.2
Senior notes	370.0	370.0
Related party credit agreements	147.6	120.0
Other indebtedness	50.7	50.6
	1,274.7	1,209.4
Less current portion of debt	312.4	286.1
Long-term debt	$962.3	$923.3

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 19, 2011, the Company renewed its accounts receivable securitization program.  In connection with the renewal, the maturity date became May 17, 2012, and the interest rate spreads were decreased to reflect then-current market conditions.

At both September 30, 2011 and December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows.  During the nine months ended September 30, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $659.0 million and $625.0 million and total repayments were approximately $659.0 million and $500.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Secured Promissory Notes

During July 2011, IOS entered into a real estate mortgage in the amount of $9.3 million and denominated in British Pounds, which is secured by real estate in Bristol UK.  The loan requires quarterly principal payments and matures in July 2018.  At September 30, 2011, the outstanding balance was $8.5 million.

Revolving Credit Facilities

On June 30, 2011, DST amended its revolving syndicated bank facility.  The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect then-current market conditions.  In addition, the aggregate commitments under the facility were increased from $600 million to $630 million.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  IFDS UK may demand a prepayment of the loan by IOS at any time upon completion of a notice period.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at September 30, 2011 was $7.6 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amounts outstanding under this facility were $13.9 million and $16.2 million at September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, proceeds received from this loan were $149.2 million and total repayments were $151.4 million, which have been included in net payments on revolving credit facilities in the Condensed Consolidated Statement of Cash Flows.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank.  Subsequent to entering the facility, the Company borrowed $125.0 million to partially fund the acquisition of ALPS which was completed on October 31, 2011.  The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility.  The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company’s real estate credit agreement is not repaid or refinanced.  The facility contains customary restrictive covenants as well as customary events of default.  Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur.  Amounts prepaid may not be reborrowed.

9.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 29.5% and 34.1% for the three and nine months ended September 30, 2011, respectively, compared to 32.7% and 35.0% for the three and nine months ended September 30, 2010.  The Company’s tax rate for the three and nine months ended September 30, 2011 was different from the statutory federal income tax rate of 35% primarily because of foreign tax credits and benefits from dividends received deductions, partially offset by state income taxes and valuation allowances against international operating losses.  The nine months ended September 30, 2010 included a benefit from a dividend received deduction on approximately 50% of an $8.3 million cash dividend received from a private equity investment.

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

10.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to DST Systems, Inc.	$35.3	$54.3	$143.9	$225.2

Average common shares outstanding	45.8	46.6	46.2	47.2

Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.6	0.3	0.7	0.3

Average diluted shares outstanding	46.4	46.9	46.9	47.5

Basic earnings per share	$0.77	$1.17	$3.11	$4.77
Diluted earnings per share	$0.76	$1.16	$3.07	$4.74

The Company had approximately 44.2 million and 46.2 million shares outstanding at September 30, 2011 and 2010, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.7 million and 0.9 million for the three and nine months ended September 30, 2011, respectively, compared to 3.8 million and 4.0 million for the three and nine months ended September 30, 2010.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At September 30, 2011, outstanding Series C debentures would be convertible into 1.7 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three and nine months ended September 30, 2011, there was an insignificant amount of dilution related to the Company’s average share price exceeding the average accreted bond price per share.  For the three and nine months ended September 30, 2010, there was no additional dilution because the Company’s average share price was less than the average accreted bond price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the nine months ended September 30, 2011, the Company issued approximately 0.4 million restricted stock units (“RSU’s”).  A portion of these RSU grants contain performance features and are expected to vest over a three to five year period.  At September 30, 2011, the Company had outstanding 0.8 million unvested RSU’s, 0.1 million unvested restricted shares and 3.5 million stock options (of which 0.9 million are not yet exercisable).

Grants of RSU’s are valued at the date of grant based on the value of DST’s common stock.  The grant date fair value of the RSU’s granted during the nine months ended September 30, 2011 was approximately $19.2 million.  Certain of these RSU’s contain separate service and performance vesting requirements, while other grants contain performance vesting requirements with service required through the date of certification of performance.  The grant date fair value of the awards is generally being amortized over three to five year periods based on the estimated achievement of the required performance features of the awards.  The Company will continue to monitor and evaluate its assumptions pertaining to the achievement of the performance features over the performance period.  Unvested RSU’s may be forfeited upon termination of employment with the Company depending on the circumstances of the termination.  Holders of RSU’s participate in cash dividends, if any, (paid in the form of additional RSU’s and subject to the same vesting terms as the underlying RSU’s), but do not have full stockholders rights, including voting rights, prior to vesting.

At September 30, 2011, the Company had $29.5 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $4.2 million for the remainder of 2011, $12.4 million for 2012, $5.4 million for 2013, $1.8 million for 2014 and $0.2 million for 2015, based on awards currently outstanding.  Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance conditions and therefore are not expected to vest.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to DST Systems, Inc.	$35.3	$54.3	$143.9	$225.2
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized holding gain (losses) arising during the period	(191.9)	63.0	(224.4)	(72.2)
Proportional share of unconsolidated affiliate interest rate swap		0.3	2.0	2.7
Unrealized gain (loss) on interest rate swaps		(1.3)	0.1	(4.5)
Less reclassification adjustments for net gains or losses included in net income	1.8	(0.9)	(16.5)	(41.1)
Foreign currency translation adjustments	(15.1)	23.8	(3.6)	0.1
Deferred income taxes	78.1	(29.4)	95.0	43.4
Other comprehensive loss	(127.1)	55.5	(147.4)	(71.6)
Comprehensive income (loss)	$(91.8)	$109.8	$(3.5)	$153.6

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $73.3 million and $47.7 million at September 30, 2011 and December 31, 2010, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $36.7 million and $23.9 million at September 30, 2011 and December 31, 2010, respectively.  The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at September 30, 2011 and $2.0 million recorded at December 31, 2010.

Stock repurchases

On May 10, 2011, DST’s Board of Directors authorized the repurchase of an additional 2.0 million shares under the existing share repurchase authorization plan, which allows for the repurchase of common stock in open market and private transactions through December 31, 2012.  The Company repurchased 2.8 million shares of DST common stock for $129.5 million or approximately $45.92 per share during the nine months ended September 30, 2011.  At September 30, 2011, there were approximately 0.2 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  An additional 130,000 shares of DST common stock were repurchased in late September 2011, but settled in early October 2011 for $5.9 million or $45.45 per share.

After completion of these purchases, the Company had approximately 50,000 shares remaining under its existing share repurchase authorization.

In November 2011, DST’s Board of Directors announced an increase to its share repurchase authorization by 2.0 million shares.  The new share repurchase program will become effective January 1, 2012 and expire on December 31, 2013.  When the new repurchase authorization is combined with remaining shares from the existing authorization, the Company will have approximately 2,050,000 shares available to repurchase.

Dividends

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on April 8, 2011, to shareholders of record as of the close of business on March 18, 2011.  The aggregate amount of the dividend was approximately $16.2 million.

On September 20, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on November 4, 2011, to shareholders of record as of the close of business on October 14, 2011.  The aggregate amount of the dividend was approximately $15.7 million.

Non-controlling interest

As a result of the acquisition of dsicmm on July 30, 2010, the Company’s IOS subsidiary has a non-controlling investor group which owns approximately 29.5% of IOS.  The amount included in equity at December 31, 2010 associated with the non-controlling interest was $21.2 million.  During the nine months ended September 30, 2011, the net loss primarily attributable to the IOS non-controlling interest was $2.9 million resulting in a balance of $18.3 million at September 30, 2011.

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

The Company has letters of credit of $7.8 million outstanding at both September 30, 2011 and December 31, 2010.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at September 30, 2011 and December 31, 2010 were not significant.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At September 30, 2011 and December 31, 2010, total borrowings on the loan were $29.9 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both September 30, 2011 and December 31, 2010.

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

At September 30, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

12.  Authoritative Accounting Guidance

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to testing goodwill for impairment, intended to simplify how entities test goodwill for impairment.  The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted under certain conditions.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on the consolidated financial statements.

Fair Value Measurement and Disclosure

In May 2011, the FASB issued new authoritative guidance related to fair value measurement and disclosure requirements.  The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The guidance is effective for annual periods beginning after December 15, 2011.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on the consolidated financial statements.

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2011	December 31, 2010

Financial Services	$1,535.6	$1,639.9
Output Solutions	477.8	457.6
Investments and Other	1,100.2	1,329.1
Elimination Adjustments	(69.2)	(87.2)
	$3,044.4	$3,339.4

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$274.6	$155.4	$3.1	$	$433.1
Intersegment operating revenues	2.4	1.8	11.2	(15.4)
Out-of-pocket reimbursements	9.5	150.1	0.1	(1.4)	158.3
Total revenues	286.5	307.3	14.4	(16.8)	591.4

Costs and expenses	208.0	292.6	10.0	(14.1)	496.5
Depreciation and amortization	18.9	12.8	2.7	(0.7)	33.7

Income (loss) from operations	59.6	1.9	1.7	(2.0)	61.2
Other income (expense), net	(1.6)	(0.1)	(2.8)		(4.5)
Equity in earnings (losses) of unconsolidated affiliates	1.8	0.1	(0.2)		1.7

Earnings (loss) before interest, income taxes and non-controlling interest	$59.8	$1.9	$(1.3)	$(2.0)	$58.4

	Three Months Ended September 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$287.3	$123.4	$3.0	$	$413.7
Intersegment operating revenues	3.1	2.0	11.6	(16.7)
Out-of-pocket reimbursements	11.5	143.3	0.1	(1.4)	153.5
Total revenues	301.9	268.7	14.7	(18.1)	567.2

Costs and expenses	209.6	255.5	9.7	(15.5)	459.3
Depreciation and amortization	19.5	12.2	2.5	(0.7)	33.5

Income (loss) from operations	72.8	1.0	2.5	(1.9)	74.4
Other income (expense), net	(8.1)		17.5		9.4
Equity in earnings of unconsolidated affiliates	8.8		0.1		8.9

Earnings (loss) before interest, income taxes and non-controlling interest	$73.5	$1.0	$20.1	$(1.9)	$92.7

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $10.9 million and $12.1 million for the three months ended September 30, 2011 and 2010, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$835.6	$442.0	$9.1	$	$1,286.7
Intersegment operating revenues	6.7	5.8	33.0	(45.5)
Out-of-pocket reimbursements	30.3	451.2	1.5	(4.4)	478.6
Total revenues	872.6	899.0	43.6	(49.9)	1,765.3

Costs and expenses	631.1	848.3	29.0	(42.0)	1,466.4
Depreciation and amortization	54.8	34.4	7.9	(2.0)	95.1

Income (loss) from operations	186.7	16.3	6.7	(5.9)	203.8
Other income, net	1.7	0.2	25.4		27.3
Equity in earnings (losses) of unconsolidated affiliates	17.1	0.5	(0.3)		17.3

Earnings (loss) before interest, income taxes and non-controlling interest	$205.5	$17.0	$31.8	$(5.9)	$248.4

	Nine Months Ended September 30, 2010
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$855.7	$423.6	$9.4	$	$1,288.7
Intersegment operating revenues	8.3	5.9	34.6	(48.8)
Out-of-pocket reimbursements	35.2	428.0	0.3	(4.4)	459.1
Total revenues	899.2	857.5	44.3	(53.2)	1,747.8

Costs and expenses	637.9	742.7	28.2	(45.4)	1,363.4
Depreciation and amortization	58.7	35.2	7.5	(2.0)	99.4

Income (loss) from operations	202.6	79.6	8.6	(5.8)	285.0
Other income (expense), net	(0.8)	0.1	68.5		67.8
Equity in earnings of unconsolidated affiliates	26.5		0.5		27.0

Earnings (loss) before interest, income taxes and non-controlling interest	$228.3	$79.7	$77.6	$(5.8)	$379.8

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $34.6 million and $33.7 million for the nine months ended September 30, 2011 and 2010, respectively, is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

A summary of each of the Company’s Segments follows:

Financial Services

The Company’s Financial Services Segment provides technology based solutions using its own proprietary software systems.  The principal industries serviced include mutual fund/investment management, brokerage, retirement, life and property/casualty insurance and healthcare payer industries.  The Company’s proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

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

The Output Solutions Segment North America business has four operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S.  The North America business is substantially a provider of print and electronic delivery services for client bills and statements related to transaction events.  The acquisitions of Newkirk Products, Inc. in 2011 and Capital Fulfillment Group in 2010 expand the North America business to include participant enrollment and compliance communications related to retirement, insurance, mutual funds and healthcare plans.  The business also provides significant cross sell opportunities and leverage in both DST’s retirement and insurance solutions businesses.

Innovative Output Solutions Limited (“IOS”) has several operating facilities in the United Kingdom and is among the largest direct communications manufacturers in that country.  The United Kingdom business is oriented to data driven marketing communications and direct mail campaigns with transaction printing accounting for less than 20% of revenues.

The Output Solutions Segment’s research and development efforts have resulted in two mail and postal processing initiatives, Smart Commingling and Intelligent Mail barcode, in compliance with United States Postal Services requirements.  In addition, the Digital Press Technology (“DPT”) high-speed color printing and inserting platform enables the Output Solutions Segment to produce high-speed transactional printing combined with dynamic color printing.  The Company believes DPT is a technologically-differentiated service offering that enables it to provide better and more efficient products and services to clients.

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products in North America are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company’s real estate subsidiaries and affiliates and joint ventures, investments in equity securities, private equity investments and other financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $610.9 million at September 30, 2011, including approximately 10.3 million shares of State Street Corporation (“State Street”), 15.0 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $332.2 million, $108.3 million and $29.7 million, respectively, based on closing exchange values at September 30, 2011.

DST is a 100% owner of approximately 3.3 million square feet of real estate facilities in the U.S. of which 1.9 million square feet are occupied by DST and related affiliates, and approximately 1.4 million square feet of facilities are occupied by third parties.  Through joint ventures, DST has an interest in approximately 2.9 million square feet of U.S. commercial real estate facilities of which 500,000 square feet are occupied by DST and related affiliates and 2.4 million square feet are occupied by third parties, including a 1.1 million square foot facility developed for and occupied by the Internal Revenue Service under a long term lease arrangement.  An additional

1.1 million square feet of joint venture property is a 1,000 room convention hotel.  The joint venture properties are principally located in Kansas City.

DST considers its data centers to be specialized operational assets and does not consider them to be real estate assets.  Therefore, its data centers are not included in its real estate operations, but rather the Financial Services Segment.

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

Business Combinations

DST has made a number of acquisitions in 2011 as part of its strategy to increase its product capabilities and expand its presence in the markets it currently serves and in adjacent markets.

ALPS Holdings, Inc.

On October 31, 2011, DST completed the previously announced acquisition of ALPS Holdings, Inc. (“ALPS”), a provider of a comprehensive suite of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds (“CEFs”), exchange-traded funds (“ETFs”) and alternative investment funds.

ALPS’ solutions fall into two major areas:  asset servicing and asset gathering.  Asset servicing clients include:

•                  Open-end mutual funds

•                  Exchange traded funds

•                  Closed-end mutual funds

•                  Hedge funds

ALPS’ fund servicing platform offers:

•                  Fund administration

•                  Tax administration

•                  Fund accounting

•                  Transfer agency

•                  Legal and compliance

•                  Creative services

•                  Medallion distribution

•                  Hedge fund administration

ALPS’ asset gathering solutions include:

•                  Marketing and wholesaling services

•                  Closed-end fund IPO launch platform providing product sales, road show and marketing support

ALPS has approximately 340 employees and recorded $65.4 million of revenues for the nine months ended September 30, 2011.  ALPS has demonstrated a strong track record of growth.  Revenue growth for the year ended September 30, 2011 was 24.4%. As of December 31, 2010, ALPS managed more than $3.275 billion in assets and provided servicing to more than $291 billion in client assets.  DST plans to operate ALPS as a stand-alone entity.

The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS’ comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST’s offerings beyond transfer agency.  ALPS’s financial results will be consolidated with those of DST beginning October 31, 2011, and will be reported as part of DST’s Financial Services Segment.  At closing, DST paid $250.0 million funded from cash, existing credit facilities and a new term loan credit facility.

DST expects to realize $5.0 million of annualized synergies in the first 24 months through rationalization of technology and service infrastructures.  Prior to the realization of synergies and costs associated with rationalization, DST estimates that ALPS will break even in fourth quarter 2011.  DST expects the addition of ALPS to be accretive to 2012 earnings before taking into account anticipated synergies from the transaction.  The Company now estimates that ALPS will contribute approximately $0.22 per share in 2012 on a GAAP basis, prior to synergies and costs associated with the transaction, compared to DST’s prior estimate of $0.06 per share.  The increase is the result of an updated estimate of the amortization of ALPS intangible assets.  Excluding the net income effect of non-cash charges, DST projects ALPS to contribute approximately $0.31 per share in 2012.  These projections include an estimate of intangible asset amortization expense, which was based on a preliminary estimate of the purchase price allocation to the fair value of net assets acquired.  When the purchase price allocation is finalized, the actual amount of intangible asset amortization expense may be different from the Company’s current estimate.

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

On June 20, 2011, DST acquired Subserveo Inc. (“Subserveo”), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada.  Subserveo’s solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management.  Subserveo is operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company’s subsidiary that provides full service subaccounting services, are operated as a single business unit.  This business unit will be DST’s channel to provide products to the broker/dealer market and will manage the distribution of the Company’s AWD, Vision Professional and print/mail products to that market.  Finix, Converge and Subserveo are development stage companies.  DST anticipates additional investment in these companies and DST’s retirement and insurance processing businesses will be required for them to reach their full potential.

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

Lateral Group Limited

On August 5, 2011, DST’s Innovative Output Solutions (“IOS”) subsidiary completed the acquisition of the outstanding stock of Lateral Group Limited (“Lateral”), a U.K. company engaged in integrated, data driven, multi-channel marketing.  The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook.  In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the IOS client base.

Following the closing of the ALPS transaction, DST has invested approximately $360.0 million in acquisitions during the ten months ended October 31, 2011, from which the Company expects to record approximately $270.0 million of operating revenue in 2012. DST views investment management, brokerage, retirement, insurance and healthcare as key vertical markets for the Company and plans to market and enhance its comprehensive solution sets for each of these vertical markets.

Amortization expense recorded during the three months ended September 30, 2011 from intangible assets (principally customer relationship assets and proprietary software) acquired in connection with 2011 business combinations was approximately $1.0 million comprised of $0.4 million in Financial Services and $0.6 million in Output Solutions.  Amortization expense for fourth quarter 2011 from the full year 2011 acquisitions, including ALPS, is projected to be $2.2 million ($1.4 million in Financial Services and $0.8 million in Output Solutions).  For 2012, amortization expense from the full year 2011 acquisitions is projected to be $11.0 million ($8.0 million in Financial Services and $3.0 million in Output Solutions).

Review by DST’s Independent Advisors

On August 5, 2011, DST’s Board of Directors announced that it was engaging independent advisors to review the Company’s business plan, assets and investment portfolio.  On November 2, 2011, after a comprehensive review of the Company’s business plan and strategy, DST’s Board of Directors announced that it unanimously determined that continuing to execute on the Company’s business plan and strategy is in the best interests of DST and its shareholders.  In Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, DST discusses the operating performance of Company and its continued focus on five key industry verticals of asset management, brokerage, retirement, insurance and healthcare, as well as the development and delivery of customer communications through both print and electronic media.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Operating revenues
Financial Services	$277.0	$290.4	$842.3	$864.0
Output Solutions	157.2	125.4	447.8	429.5
Investments and Other	14.3	14.6	42.1	44.0
Elimination Adjustments	(15.4)	(16.7)	(45.5)	(48.8)
	433.1	413.7	1,286.7	1,288.7
% change from prior year period	4.7%		(0.2)%

Out-of-pocket reimbursements
Financial Services	9.5	11.5	30.3	35.2
Output Solutions	150.1	143.3	451.2	428.0
Investments and Other	0.1	0.1	1.5	0.3
Elimination Adjustments	(1.4)	(1.4)	(4.4)	(4.4)
	158.3	153.5	478.6	459.1
% change from prior year period	3.1%		4.2%

Total revenues	$591.4	$567.2	$1,765.3	$1,747.8
% change from prior year period	4.3%		1.0%

Income from operations
Financial Services	$59.6	$72.8	$186.7	$202.6
Output Solutions	1.9	1.0	16.3	79.6
Investments and Other	1.7	2.5	6.7	8.6
Elimination Adjustments	(2.0)	(1.9)	(5.9)	(5.8)
	61.2	74.4	203.8	285.0

Interest expense	(10.9)	(12.1)	(34.6)	(33.7)
Other income (expense), net	(4.5)	9.4	27.3	67.8
Equity in earnings of unconsolidated affiliates	1.7	8.9	17.3	27.0
Income before income taxes and non-controlling interest	47.5	80.6	213.8	346.1
Income taxes	14.0	26.4	72.8	121.0
Net income	33.5	54.2	141.0	225.1
Net loss attributable to non-controlling interest	1.8	0.1	2.9	0.1
Net income attibutable to DST Systems, Inc.	$35.3	$54.3	$143.9	$225.2

Basic earnings per share	$0.77	$1.17	$3.11	$4.77
Diluted earnings per share	$0.76	$1.16	$3.07	$4.74
Non-GAAP diluted earnings per share	$0.90	$1.03	$3.02	$3.36
Cash dividends per share of common stock	$0.35	$	$0.70	$0.30

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2011 were $591.4 million and $1,765.3 million, respectively, an increase of $24.2 million or 4.3% and $17.5 million or 1.0% compared to the three and nine months ended September 30, 2010.  Consolidated operating revenues for the three and nine months ended September 30, 2011 increased $19.4 million or 4.7% and decreased $2.0 million or 0.2% compared to the same periods in 2010.  The increase in consolidated operating revenues during the three months ended September 30, 2011 was attributable to an increase of $31.8 million in the Output Solutions Segment which was partially offset by a decrease of $13.4 million in the Financial Services Segment.  During the three months ended September 30, 2010, the Company received a contract termination payment for a subaccounting client of $10.4 million ($9.1 million in the Financial Services Segment and $1.3 million in the Output Solutions Segment).  Absent the $9.1 million contract termination payment in 2010, Financial Services operating revenues decreased $4.3 million or 1.5% for the three months ended September 30, 2011.  On this basis, the decrease in Financial Services operating revenues for the three months ended September 30, 2011 is primarily attributable to lower mutual fund shareowner processing and DST Healthcare (composed of Argus Health Systems and DST Health Solutions) revenues, partially offset by increased software license revenues and professional services revenues at DST Global Solutions.  Absent the $1.3 million contract termination payment in 2010, Output Solutions operating revenues increased $33.1 million or 26.7%.  The increase in Output Solutions operating revenues for the three months ended September 30, 2011 is attributable to higher revenues from an additional month of operating revenues from IOS’s acquisition of dsicmm in July 2010, DST’s acquisition of Newkirk in May 2011 and IOS’s acquisition of Lateral in August 2011.

The decrease in consolidated operating revenues during the nine months ended September 30, 2011 was attributable to a decrease of $21.7 million in the Financial Services Segment and an increase of $18.3 million in the Output Solutions Segment.  Absent contract termination payments in 2011 of $3.5 million and 2010 of $9.1 million in Financial Services and $64.3 million in Output Solutions, consolidated operating revenues for the nine months ended September 30, 2011 increased $67.9 million or 5.6%.  On this basis, the decrease in Financial Services operating revenues for the nine months ended September 30, 2011 of $16.1 million or 1.9% is attributable to lower mutual fund shareowner processing, DST HealthCare and AWD revenues, partially offset by higher revenues from subaccounting services, distribution support solutions and DST Global Solutions.  Absent the contract termination payment mentioned above, Output Solutions operating revenues for the nine months ended September 30, 2011 increased $82.6 million or 22.6% compared to the same period in 2010.  On this basis, the increase in Output Solutions operating revenues for the nine months ended September 30, 2011 resulted from the acquisitions of Newkirk, Lateral and dsicmm.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2011 increased $4.8 million or 3.1% and $19.5 million or 4.2%, respectively, compared to the same periods in 2010.  OOP reimbursements for Output Solutions increased $6.8 million or 4.7% and $23.2 million or 5.4% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The increase in Output Solutions OOP reimbursements is attributable to the IOS acquisition of dsicmm and Lateral and from DST’s acquisition of Newkirk, partially offset by lower North America volumes from existing clients.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2011, decreased $13.2 million or 17.7% and $81.2 million or 28.5% compared to the same periods in 2010.  Absent $8.8 million net pretax gain resulting from $10.4 million of contract termination payments in 2010 mentioned above, $2.8 million in employee termination expenses from a reduction in force in 2010 and $0.7 million in business development expenses in 2011 and $0.8 million in business advisory expenses in 2011, consolidated income from operations decreased $5.7 million or 8.3% for the three months ended September 30, 2011 to $62.7 million compared to the same period in 2010.  On this basis, the $5.7 million decrease during third quarter 2011 in consolidated income from operations is primarily attributable to a decrease of $4.9 million or 7.4% in Financial Services, a decrease of $0.8 million or 32.0% in Investments and Other and an increase of $0.1 million or 5.6% in Output Solutions, as compared to the same period in 2010.  The decrease in Financial Services income from operations is attributable to lower operating revenues and higher costs associated with new business initiatives, partially offset by a decrease of $9.1 million in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income / expense, net).  Output Solutions income from operations increased from higher North America operating income, substantially offset by decreases in the United Kingdom operations.  Investments and Other decreased $0.6 million from the recognition of charges related to the vacating of a leased office facility.

Absent $2.0 million and $67.2 million net pretax gains resulting from the contract termination payments in 2011 and 2010, respectively, $5.4 million and $17.4 million in employee termination expenses for the nine months ended September 30, 2011 and 2010, respectively, $1.9 million in business development expenses in 2011 and $0.8 million in business advisory expenses for 2011, consolidated income from operations decreased $25.3 million or 10.8%  for the nine months ended September 30, 2011 to $209.9 million compared to the same period in 2010.  On this basis, the $25.3 million decrease in consolidated income from operations during the nine months ended September 30, 2011 is primarily attributable to decreases of $18.7 million or 9.0% in Financial Services and $4.6 million or 18.3% in Output Solutions, both as compared to the same period in 2010.  Financial Services income from operations decrease is attributable to lower operating revenues and higher costs associated with new business initiatives, partially offset by a decrease of $5.2 million in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income / expense, net).  Output Solutions income from operations decreased from net operating losses in the United Kingdom, partially offset by higher North America operating income.

Interest expense

Interest expense for the three and nine months ended September 30, 2011 was $10.9 million and $34.6 million, respectively, a decrease of $1.2 million or 9.9% and an increase of $0.9 million or 2.7% compared to the same periods in 2010.  The decrease of $1.2 million for the three months ended September 30, 2011, compared to the same period in 2010, is attributable to lower interest rates on the Company’s revolving credit agreements and accounts receivable securitization program which were amended in second quarter 2011, partially offset by higher weighted average interest rates from the Company’s privately placed senior notes issued in August 2010, from higher debt amounts outstanding at IOS associated with the issuance of new debt and from the assumption of debt in connection with the acquisition of Lateral.  The increase of $0.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, is primarily from debt assumed in the IOS acquisitions of dsicmm and Lateral, higher weighted average interest rates from the Company’s privately placed senior notes issued in August 2010, and from higher debt amounts outstanding at IOS associated with the issuance of new debt, partially offset by lower weighted average amounts outstanding, lower interest rates on the Company’s revolving credit agreements and accounts receivable securitization program which were amended in second quarter 2011.

Other income, net

The components of other income (expense), net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net realized gains from sale of available-for-sale securities	$0.4	$1.2	$18.8	$41.8
Net gain (loss) on private equity funds and other investments	(2.7)	1.3	(1.6)	2.6
Other than temporary impairments / unrealized losses on available-for-sale securities	(2.2)	(0.3)	(2.3)	(0.7)
Net gain (loss) on the disposition of senior convertible debentures	(0.3)	(1.1)	(1.2)	(1.0)
Dividend income from a private equity investment				8.3
Dividend income	5.2	4.0	13.4	8.7
Interest income	1.3	1.3	2.9	4.3
Miscellaneous items	(6.2)	3.0	(2.7)	3.8
Other income (expense), net	$(4.5)	$9.4	$27.3	$67.8

Other income (expense) was $4.5 million of expense and $27.3 million of income for the three and nine months ended September 30, 2011 compared to $9.4 million and $67.8 million of income for the three and nine months ended September 30, 2010.

Net realized gains from the sale of available-for-sale securities were $0.4 million and $18.8 million for the three and nine months ended September 30, 2011 compared to $1.2 million and $41.8 million for the three and nine months ended September 30, 2010.  Included in the $41.8 million of gains from the sale of available-for-sale securities for the nine months ended September 30, 2010 is a $28.8 million gain from the sale of approximately 4.8 million shares of Computershare Ltd.

The Company incurred a net loss of $2.7 million and $1.6 million on private equity funds and other investments for the three and nine months ended September 30, 2011 compared to net gains of $1.3 million and $2.6 million for the three and nine months ended September 30, 2010.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  The Company recognized $2.2 million and $2.3 million of investment impairments for the three and nine months ended September 30, 2011 compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2010, which were other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company’s financial position.

During the three and nine months ended September 30, 2011, the Company incurred a loss of $0.3 million and $1.2 million from the repurchase of senior convertible debentures.  During the three and nine months ended September 30, 2010, the Company incurred a net loss of $1.1 million and $1.0 million from the repurchase of senior convertible debentures.

During the nine months ended September 30, 2010 DST received an $8.3 million dividend from a private equity investment.

The Company receives dividend income from certain investments held.  Dividend income was $5.2 million and $13.4 million for the three and nine months ended September 30, 2011 compared to $4.0 million and $8.7 million for the three and nine months ended September 30, 2010.  Dividend income increased $1.2 million and $4.7 million for the three and nine months ended September 30, 2011.  The increase in the three and nine months ended September 30, 2011 is mostly attributable to State Street Corporation increasing its quarterly dividend from $0.01 per common share in 2010 to $0.18 per common share beginning in first quarter 2011.

Interest income was $1.3 million and $2.9 million for the three and nine months ended September 30, 2011 compared to $1.3 million and $4.3 million for the three and nine months ended September 30, 2010.  The decrease in the nine months interest income is primarily attributable to lower amounts of short-term investments.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a loss of $6.2 million and $2.7 million for the three and nine months ended September 30, 2011 compared to a gain of $3.0 million and $3.8 million for the three and nine months ended September 30, 2010.  The decrease in miscellaneous items for the three months ended September 30, 2011 is primarily attributable to decreases in unrealized depreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as a decrease in costs and expenses).  The decrease in miscellaneous items for the nine months ended September 30, 2011 is attributable to unrealized depreciation on marketable securities designated as trading and increased foreign currency exchange losses.

Equity in earnings of unconsolidated affiliates

The following table summarizes the Company’s equity in earnings of unconsolidated affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

BFDS	$0.1	$4.0	$6.4	$11.7
IFDS, U.K.	2.3	3.1	9.8	9.6
IFDS, L.P.	1.1	1.5	3.2	5.5
Other	(1.8)	0.3	(2.1)	0.2
	$1.7	$8.9	$17.3	$27.0

DST’s equity in earnings of unconsolidated affiliates decreased $7.2 million or 80.9% and $9.7 million or 35.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily attributable to lower earnings of BFDS, IFDS, L.P, and other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three and nine months ended September 30, 2011 was $0.1 million and $6.4 million, respectively, a decrease of $3.9 million or 97.5% and $5.3 million or 45.3% compared to the same periods in 2010.  The decrease in BFDS earnings for the three and nine months ended September 30, 2011 was primarily attributable to employee termination expenses associated with a reduction in force and lower revenues associated with reduced levels of accounts serviced.  The reduction in force occurred in September 2011, represented approximately 8% of the BFDS workforce and should result in compensation savings in the future.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily balances invested by BFDS were $1.1 billion during both the three and nine months ended September 30, 2011 compared to $0.9 billion during both the three and nine months ended September 30, 2010 from higher levels of transaction activity.  Average interest rates earned on the balances decreased from 0.19% during the three months ended September 30, 2010 to 0.09% during the three months ended September 30, 2011, a level which is not sufficient to cover banking and transaction fees.  Average interest rates earned on the balances decreased from 0.17% during the nine months ended September 30, 2010 to 0.11% during the nine months ended September 30, 2011.

DST’s equity in earnings of IFDS, U.K. for the three and nine months ended September 30, 2011 was $2.3 million and $9.8 million, respectively, a decrease of $0.8 million or 25.8% and an increase of $0.2 million or 2.1% compared to the same periods in 2010.  The decrease in IFDS U.K. earnings during third quarter 2011 was from higher client conversion costs, including a one-time payment for a software license extension in order to facilitate a client conversion, which decreased DST’s share of IFDS U.K. earnings by approximately $0.7 million, and higher costs associated with new business development initiatives which were partially offset by higher revenues from new clients.  The increase in equity in earnings in IFDS, U.K. during nine months ended September 2011 is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients and improvements in operations, partially offset by the client conversion costs mentioned above.  Accounts serviced by IFDS, U.K. were 8.0 million at September 30, 2011, an increase of 0.4 million accounts or 5.3% from June 30, 2011 and an increase of 1.0 million accounts or 14.3% from September 30, 2010.  IFDS U.K. is in the process of converting two new clients with approximately 0.8 million accounts by December 31, 2011.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) for the three and nine months ended September 30, 2011 was $1.1 million and $3.2 million, respectively, a decrease of $0.4 million or 26.7% and $2.3 million or 41.8% compared to the same periods in 2010.  The decrease in equity in earnings during the three and nine months ended September 30, 2011 is primarily attributable to increased investments in IFDS Ireland’s insurance processing subsidiary. The decrease in IFDS Canada earnings was from lower revenues associated with a decline in processing volumes.  Accounts serviced by IFDS Canada were 10.2 million at September 30, 2011, a decrease of 0.5 million accounts or 4.7% from both June 30, 2011 and September 30,

2010.  IFDS Canada is in the process of converting a new client which is expected to increase shareowner accounts serviced by approximately 1.7 million accounts in 2012.

DST’s equity in other unconsolidated affiliates was a loss of $1.8 million and $2.1 million for the three and nine months ended September 30, 2011, mostly attributable to decreased earnings from a non-real estate affiliate.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 29.5% and 34.1% for the three and nine months ended September 30, 2011 compared to 32.7% and 35.0% for the three and nine months ended September 30, 2010.  The decrease in the rate during the three months ended September 30, 2011 is primarily from higher utilization of foreign tax credits.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 33.6% for the fourth quarter 2011, but this rate will likely vary depending on the timing of estimated 2011 sources of taxable income.  The full year 2011 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2011 were $286.5 million and $872.6 million, respectively, a decrease of $15.4 million or 5.1% and $26.6 million or 3.0% compared to the same periods in 2010.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2011 were $277.0 million and $842.3 million, respectively, a decrease of $13.4 million or 4.6% and $21.7 million or 2.5% compared to the same periods in 2010.  The decrease in operating revenues for the three months ended September 30, 2011 is attributable to lower mutual fund shareowner processing and DST HealthCare revenues, partially offset by increased software license revenues and professional services revenues at DST Global Solutions.  Lower levels of registered accounts processed during the three months ended September 30, 2011 contributed to the decline, partially offset by increased distribution support services and subaccounting revenues.  Registered accounts decreased 8.4 million accounts from June 30, 2011 and 16.2 million accounts from September 30, 2010, including the previously announced deconversion of a full-service mutual fund client comprising approximately 1.1 million registered accounts in July 2011.  DST HealthCare operating revenues decreased principally from lower volumes of claims processing.  DST Global Solutions (investment management) operating revenues increased primarily from higher professional services, software license, maintenance and support revenues and $3.4 million from the effect of foreign currency exchange rates.

As previously mentioned, DST received contract termination payments of approximately $3.5 million in 2011 and $9.1 million in 2010 from subaccounting client losses.  Absent these contract termination payments, operating revenues for the nine months ended September 30, 2011 decreased $16.1 million or 1.9% to $838.8 million.  The decrease in operating revenues for the nine months ended September 30, 2011 is attributable to lower mutual fund shareowner processing, partially offset by increased distribution support services and subaccounting revenues from higher levels of subaccounts processed.  DST HealthCare operating revenues decreased principally from lower volumes of claims processing.  AWD operating revenues decreased primarily from lower software license and maintenance and support revenue.  Increased revenues of DST Global Solutions primarily reflect the effect of foreign currency exchange rates of $9.4 million, higher professional services and software license, maintenance and support revenues.

U.S. operating revenues for the three and nine months ended September 30, 2011 were $243.0 million and $746.5 million, respectively, a decrease of $20.0 million or 7.6% and $32.6 million or 4.2% compared to the same periods in 2010.  U.S. operating revenues for the three and nine months ended September 30, 2011 decreased primarily from lower mutual fund shareowner processing and $5.6 million lower contract termination payment received in 2010, partially offset by increased distribution support services and subaccounting revenues from higher levels of subaccounts processed.

International operating revenues for the three and nine months ended September 30, 2011 were $34.0 million and $95.8 million, respectively, an increase of $6.6 million or 24.1% and $10.9 million or 12.8% compared to the same periods in 2010.  International operating revenues for the three and nine months ended September 30, 2011 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $3.4 million and $9.4 million, respectively, higher professional services and software license revenues, compared to the same periods in 2010.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $12.8 million and $31.0 million of software license fee revenues for the three and nine months ended September 30, 2011, respectively, an increase of $3.3 million or 34.2% and a decrease of $0.8 million or 2.5% over the same periods in 2010.  The increase in software license fee revenues for the three months ended September 30, 2011 reflect higher investment management and AWD software license fee revenues.  A portion of the increase in AWD software license revenues during the quarter is from sales of AWD 10, the newest version of the AWD business process management platform, enhanced with new, intuitive interfaces, streamlined process design functionality, real-time monitoring, powerful customer communication tools and multiple new features designed to improve operational efficiency, quality and customer satisfaction.  The decrease in software license fee revenues for the nine months ended September 30, 2011 is attributable to lower investment management and AWD software licenses. While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $208.0 million and $631.1 million for the three and nine months ended September 30, 2011, respectively, a decrease of $1.6 million or 0.8% and $6.8 million or 1.1% compared to the same periods in 2010.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include reimbursable operating expenses and other costs.  Reimbursable operating expenses, included in costs and expenses, were $9.5 million and $30.3 million for the three and nine months ended September 30, 2011, respectively, a decrease of $2.0 million or 17.4% and $4.9 million or 13.9% compared to the same periods in 2010.

Excluding reimbursable operating expenses in 2011 and 2010, business development expenses of $0.7 million in 2011 and business advisory expenses of $0.8 million in 2011, expenses incurred in connection with terminating a client contract mentioned above of $1.6 million in 2010 and employee termination expenses of $0.7 million related to a reduction in force in 2010, cost and expenses increased $1.2 million or 0.6% for the three months ended September 30, 2011 to $197.0 million.  On this basis, the decrease in costs and expenses is primarily attributable to lower deferred compensation costs of $9.1 million (the effect of which is offset in other non-operating income), partially offset by foreign currency exchange effects between the U.S. Dollar and other currencies which increased costs by approximately $3.2 million, start-up costs from DST Insurance Solutions, LLC (“DSTIS”) operations, increased investments in DST Retirement Solutions (“DSTRS”), DST Brokerage Solutions (“DSTBS”) and compensation costs related to 2011 business acquisitions and new service offerings.

Excluding reimbursable operating expenses in 2011 and 2010, employee termination expenses of $1.3 million and $12.1 million associated with a reduction in force in 2011 and 2010, respectively, contract termination costs of $1.5 million and $1.6 million associated with the termination of subaccounting clients mentioned above in 2011 and 2010, respectively, and $1.7 million in business development expenses and $0.8 million in business advisory expenses in 2011, costs and expenses increased $6.5 million or 1.1% for the nine months ended September 30, 2011 to $595.5 million.  On this basis, the increase in costs and expenses is attributable to foreign currency exchange effects between the U.S. Dollar and other currencies which increased costs by approximately $9.6 million, start-up costs from DSTIS operations, increased investments in DSTRS and DSTBS, and compensation costs related to 2011 business acquisitions and new service offerings, partially offset by lower deferred compensation costs of $5.2 million (the effect of which is offset in other non-operating income) and decreased costs from reductions in staffing levels.

Business development and start-up costs for the insurance, brokerage and retirement businesses during the three months ended September 30, 2011 were $8.5 million.  DST expects fourth quarter 2011 expense associated with these areas to be $9.5 million.  The Company anticipates that it will recognize $0.60 - $0.65 per diluted share of business development and start-up expenses for these businesses in 2012.

For the full year 2011, DSTRS projects approximately $45 million in operating revenues based on current defined contribution participant levels.  After the conversion of the current committed backlog, DSTRS estimates it will have approximately $65 million of annual operating revenues in 2013.  As the retirement business develops, DST believes the margins will be comparable to its current mutual fund operations.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and nine months ended September 30, 2011 were $18.9 million and $54.8 million, respectively, a decrease of $0.6 million or 3.1% and $3.9 million or 6.6% compared to the same periods in 2010.  The decrease in depreciation and amortization is attributable to the Company’s use of accelerated depreciation methods, partially offset by intangible asset amortization expense associated with the 2011 Financial Services Segment acquisitions.  The Company expects amortization expense to increase in the future from intangible assets acquired in connection with the recent business combination described above.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2011 was $59.6 million and $186.7 million, respectively, a decrease of $13.2 million or 18.1% and $15.9 million or 7.8% compared to the same periods in 2010.  Absent the contract termination payment and associated expense mentioned above, employee termination expenses related to a reduction in force, business development expenses, income from operations decreased $4.9 million or 7.4% to $61.1 million for the three months ended September 30, 2011 compared to the same period in 2010.  On this basis, the decrease in Financial Services income from operations is attributable to lower operating revenues and higher costs associated with new business initiatives, partially offset by lower deferred compensation costs.

Absent the contact termination payments and associated expenses mentioned above, employee termination expenses related to a reduction in force, business development expenses, business advisory expenses, income from operations decreased $18.7 million or 9.0% to $188.5 million for the nine months ended September 30, 2011 compared to the same period in 2010.  On this basis, the decrease in Financial Services income from operations is attributable to the same reasons mentioned above.

Financial Services Segment Account Statistics

Mutual Fund Shareowner Processing - The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Registered Accounts
Beginning balance	95.2	107.3	99.4	109.9
New client conversions		0.2	0.1	1.5
Subaccounting conversions to DST platforms	(0.3)	(0.4)	(1.0)	(4.3)
Subaccounting conversions to non-DST platforms	(6.2)	(3.5)	(11.2)	(4.7)
Conversions to non-DST platforms	(1.1)		(1.4)
Organic growth (decline)	(0.8)	(0.6)	0.9	0.6
Ending balance	86.8	103.0	86.8	103.0

Subaccounts
Beginning balance	16.6	17.6	14.3	11.2
Conversions from non-DST registered platforms	0.1	0.1	0.8	1.9
Conversions from DST’s registered accounts	0.3	0.4	1.0	4.3
Conversions to non-DST platforms	(2.7)	(5.0)	(3.3)	(5.0)
Organic growth (decline)	0.1	(0.2)	1.6	0.5

Ending balance	14.4	12.9	14.4	12.9
Total accounts	101.2	115.9	101.2	115.9

Total shareowner accounts serviced at September 30, 2011 decreased by 10.6 million accounts or 9.5% from June 30, 2011 to 101.2 million accounts, and decreased 14.7 million accounts or 12.7% from September 30, 2010.  Registered accounts decreased 8.4 million accounts or 8.8% from June 30, 2011 and 16.2 million accounts or 15.7% from September 30, 2010.  The decline in registered accounts from June 30, 2011 and September 30, 2010 is primarily attributable to accounts converting to subaccounting platforms.  In addition, a full-service mutual fund client with 1.1 million accounts converted to a non-DST platform in third quarter 2011, as previously disclosed.

Subaccounts decreased 2.2 million accounts or 13.3% from June 30, 2011 and increased 1.5 million accounts or 11.6% from September 30, 2010.  As previously disclosed, a client affiliated with Bank of New York Mellon Corporation (“BNYM”) converted 2.7 million subaccounts to BNYM’s in-house platform during the three months ended September 30, 2011.

Tax-advantaged accounts were 42.4 million at September 30, 2011, a decrease of 0.8 million accounts or 1.9% from June 30, 2011 and a decrease of 3.3 million accounts or 7.2% as compared to September 30, 2010.  The decrease in tax-advantaged accounts during third quarter 2011 is primarily attributable to the full-service client loss mentioned above, certain open accounts held for subsequent investment being purged from the system and organic declines.  Tax-advantaged accounts represent 48.8% of total registered accounts serviced at September 30, 2011 as compared to 44.4% at September 30, 2010.  The Company has adjusted the previously reported total of tax-advantaged registered accounts and non tax-advantaged registered accounts at December 31, 2010.  The Company reclassified 0.3 million accounts within total registered accounts of 99.4 million at December 31, 2010 resulting in tax-advantaged registered accounts of 44.3 million and non tax-advantaged registered accounts of 55.1 million.

During third quarter 2011, the Company received a new client commitment for approximately 0.1 million registered accounts which are expected to convert by mid-2012.  As previously announced, the Company was advised by two of its existing clients that they intend to convert approximately 0.9 million new registered accounts to DST’s platforms, of which 0.6 million are expected to convert by the end of 2011 with the remainder in early 2012.

As previously announced, the Company was informed by two clients affiliated with the BNYM, a competitor of DST, that they intend to convert to BNYM’s in-house platform by mid-2012.  These two clients comprise approximately 8.4 million subaccounts and 0.8 million registered accounts.  Of these, 2.7 million subaccounts converted in September 2011 and the remainder are expected to convert in 2012.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  Based on information provided by its clients, the Company currently expects the subaccounting trend to continue and currently anticipate that total subaccounting conversions in 2011 could range from 12 – 14 million accounts.

Defined Contribution Participants - The following table summarizes changes in defined contribution participants serviced (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Defined Contribution Participants
Beginning balance	4.3	3.8	4.5	4.2
New client conversions		0.1		0.1
Organic growth (decline)	0.1		(0.1)	(0.4)
Ending balance	4.4	3.9	4.4	3.9

Defined contribution (“DC”) participants were 4.4 million at September 30, 2011, an increase of 0.1 million participants or 2.3% from June 30, 2011 and an increase of 0.5 million participants or 12.8% from September 30, 2010.  The increase in participants during third quarter 2011 represents growth from existing clients.  The increase from third quarter 2010 represents growth from existing clients and conversions of new participants in late 2010, partially offset by the annual removal of prior year terminated participants.  The Company has previously reported new client commitments that will convert approximately 1.3 million new participants from 2012 through 2013.  New participant conversions of approximately 0.6 million are expected to occur in the first half of 2012 with the remainder in 2013.

DST Healthcare - Pharmacy claims paid were 89.1 million during the three months ended September 30, 2011, a decrease of 0.7 million claims or 0.8% compared to June 30, 2011 and 4.9 million claims or 5.2% as compared to September 30, 2010.  Covered lives using DST’s medical claim processing platforms were 22.6 million at September 30, 2011, an increase of 0.1 million covered lives or 0.4% from June 30, 2011 and a decrease of 0.4 million covered lives or 1.7% from September 30, 2010.

AWD - Active AWD users were 203,600 at September 30, 2011, comprised of 162,900 in the U.S. and 40,700 internationally, and essentially unchanged as compared to the amounts of active AWD users at June 30, 2011 and December 31, 2010.  The Company has adjusted the previously reported amount of domestic AWD users, international AWD users and total AWD users at December 31, 2010 to 159,900, 38,400 and 198,300, respectively.

OUTPUT SOLUTIONS SEGMENT

Revenues

As a result of the dsicmm and Lateral acquisitions by IOS (formerly DST International Output), DST will provide information about both the North America and United Kingdom operating businesses.

The following table presents the financial results of the Output Solutions Segment (in millions):

	Three Months Ended September 30,
	2011		2010
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$108.3	$8.9	$95.8	$4.2

United Kingdom	48.9	(7.0)	29.6	(3.2)

Output Solutions Segment	$157.2	$1.9	$125.4	$1.0

	Nine Months Ended September 30,
	2011		2010
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$322.2	$26.7	$385.6	$82.5

United Kingdom	125.6	(10.4)	43.9	(2.9)

Output Solutions Segment	$447.8	$16.3	$429.5	$79.6

Output Solutions Segment total revenues for the three and nine months ended September 30, 2011 were $307.3 million and $899.0 million, respectively, an increase of $38.6 million or 14.4% and an increase of $41.5 million or 4.8% as compared to the same periods in 2010.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2011 were $157.2 million and $447.8 million, respectively, an increase of $31.8 million or 25.4% and $18.3 million or 4.3% as compared to the same periods in 2010.  The $31.8 million increase in operating revenue for the three months ended September 30, 2011 was primarily attributable to higher revenues from an additional month of operating revenues from the IOS acquisition of dsicmm in July 2010, DST’s acquisition of Newkirk in May 2011 and IOS’s acquisition of Lateral in August 2011.

During 2010, Output Solutions received contract termination payments for a telecommunications client who terminated its contract and internalized its bill production processing which resulted in a contract termination payment to the Company of approximately $63.0 million in second quarter 2010 and a subaccounting client which resulted in a contract termination payment of $1.3 million in third quarter 2010.  Absent these contract termination payments, Output Solutions operating revenues for the nine months ended September 30, 2011 increased $82.6 million or 22.6% compared to the same period in 2010.  On this basis, the increase in Output Solutions operating revenues for the nine months ended September 30, 2011 is attributable to the acquisitions mentioned above, partially offset by lower North America revenues from the client losses and lower volumes.

Out-of-pocket reimbursement revenues for the three and nine months ended September 30, 2011 were $150.1 million and $451.2 million, respectively, an increase of $6.8 million or 4.7% and $23.2 million or 5.4% compared to the same periods in 2010, attributable to the IOS acquisition of dsicmm and Lateral, and DST’s acquisition of Newkirk, partially offset by lower U.S. volumes.

The following table summarizes changes in images produced and packages mailed for the Output Solutions Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Images
North America	2,272.6	2,306.8	6,760.4	8,035.8
United Kingdom*	530.1	211.1	1,502.9	630.9
Output Solutions Segment	2,802.7	2,517.9	8,263.3	8,666.7

Packages
North America	503.8	500.3	1,490.0	1,600.9
United Kingdom*	187.7	39.1	551.9	105.7
Output Solutions Segment	691.5	539.4	2,041.9	1,706.6

* Excludes operating volume information for dsicmm in 2010

Absent the contract termination payments mentioned above, Output’s North America operating revenues increased $13.8 million or 14.6% and $0.9 million or 0.3% for the three and nine months ended September 30, 2011 to $108.3 million and $322.2 million.  On this basis, the $13.8 million increase in operating revenues for the three months ended September 30, 2011was primarily attributable to the acquisition of Newkirk, higher fulfillment services revenues, higher postal processing service revenues and foreign currency exchange impact in Canada which increased operating revenues by approximately $0.7 million.  On this basis, the $0.9 million increase in operating revenues for the nine months ended September 30, 2011 was primarily attributable to the same reasons mentioned above and foreign currency exchange impact in Canada which increase operating revenues by $1.9 million, partially offset by lower revenues from client losses and lower volumes.

North America images produced during the three months ended September 30, 2011 were 2.3 billion which is essentially unchanged as compared to the same period in 2010.  North America images produced during the nine months ended September 30, 2011 were 6.8 billion a decrease of 1.2 billion images or 15.0% as compared to the same periods in 2010.  The decline in images produced was primarily attributable to the previously mentioned loss of a telecommunications client and from lower images from existing clients, partially offset by images from new clients and the Newkirk acquisition in May 2011.  North America items mailed during the three and nine months ended September 30, 2011 were 503.8 million and 1,490.0 million, respectively, an increase of 3.5 million items mailed or 0.7% and a decrease of 110.9 million items mailed or 6.9% as compared to the same periods in 2010.  The 3.5 million increase in items mailed for the three months ended September 30, 2011 was primarily attributable to the acquisition of Newkirk and a small fulfillment business in September 2010 and new client volumes, partially offset by lower volumes from existing clients.  The 110.9 million decrease in items mailed for the nine months ended September 30, 2011 was primarily the result of the client loss mentioned above, partially offset by volumes from new clients and the inclusion of Newkirk.

The IOS acquisition of dsicmm in July 2010 and Lateral in August 2011 increased Output’s United Kingdom revenues and volumes.  Output’s United Kingdom operating revenues increased $19.3 million or 65.2% and $81.7 million or 186.1% for the three and nine months ended September 30, 2011 to $48.9 million and $125.6 million.  United Kingdom images produced during the three and nine months ended September 30, 2011 were 530.1 million and 1.5 billion, respectively.  United Kingdom items mailed during the three and nine months ended September 30, 2011 were 187.7 million and 551.9 million, respectively.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) were $292.6 million and $848.3 million for the three and nine months ended September 30, 2011, respectively, an increase of $37.1 million or 14.5% and $105.6 million or 14.2% compared to the same periods in 2010.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses (primarily postage), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses, included in costs and expenses, were $150.1 million and $451.2 million for the three and nine months ended September 30, 2011, respectively, an increase of $6.8 million or 4.7% and $23.2 million or 5.4% compared to the same periods in 2010.  Excluding reimbursable operating expenses, employee termination expenses of $2.1 million incurred in 2010 related to a reduction in force, costs and expenses increased $32.4 million or 29.4% for the three months ended September 30, 2011 to $142.5 million.  On this basis, Output’s United Kingdom costs and expenses increased $21.1 million due to a full quarter of costs and expenses from the IOS acquisition of dsicmm in July 2010, IOS acquisition of Lateral in August 2011 and from costs associated with integrating the IOS businesses.  On this basis, Output’s North America costs and expenses increased $11.3 million primarily from the Newkirk acquisition in May 2011 and a small fulfillment business in September 2010, partially offset by improvements in operating efficiencies and lower compensation costs from lower staffing levels.

Excluding reimbursable operating expenses, employee termination expenses of $4.1 million and $5.3 million incurred during 2011 and 2010, respectively, contract termination costs of $1.5 million in 2010 and $0.2 million of business development expenses in 2011, costs and expenses increased $84.9 million or 27.6% for the nine months ended September 30, 2011 to $392.8 million.  On this basis, Output’s United Kingdom cost increased $81.8 million due to the same reasons mentioned above.  On this basis, Output’s North America cost increased $4.1 million due to the acquisitions of Newkirk in May 2011 and a small fulfillment business in September 2010, partially offset by reductions in staffing levels, lower material cost from lower volumes produced.

Depreciation and amortization

Output Solutions Segment depreciation and amortization costs for the three months ended September 30, 2011 were $12.8 million, an increase of $0.6 million or 4.9% as compared to the same periods in 2010.  Depreciation and amortization expense in the United Kingdom increased $2.0 million, partially offset by a decrease in North America of $1.4 million.  The increase in the United Kingdom in 2011 is attributable to the Lateral acquisition and an additional month of depreciation and amortization from the dsicmm acquisition, including an additional $0.6 million of intangible asset amortization expense from these acquisitions.  The decrease in North America in 2011 is attributable to lower levels of capital expenditures, partially offset by approximately $0.3 million of intangible asset amortization expense principally associated with the Newkirk acquisition.

Output Solutions Segment depreciation and amortization costs for the nine months ended September 30, 2011 were $34.4 million, a decrease of $0.8 million or 2.3% as compared to the same periods in 2010.  North America decreased $8.0 million for the nine months ended September 30, 2011 as compared to the same period in 2010. Absent the asset impairment charge of $3.1 million associated with the client contract termination in 2010,  North America depreciation and amortization decreased $4.9 million.  On this basis, the decrease is attributable to lower levels of capital expenditures, partially offset by approximately $0.3 million of intangible asset amortization expense principally associated with the Newkirk acquisition.  United Kingdom increased $7.2 million for the nine months ended September 30, 2011, compared to the same period in 2010, attributable to the IOS acquisition of dsicmm and Lateral and an increase of $1.7 million of intangible asset amortization expense principally associated the acquisition of dsicmm and Lateral.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2011 was $1.9 million and $16.3 million, respectively, an increase of $0.9 million or 90.0% and a decrease of $63.3 million or 79.5% compared to the same periods in 2010.  Absent the contract termination payments and associated expenses mentioned above, termination benefit expenses related to a reduction in force and business development expenses, income from operations for the three and nine months ended September 30, 2011 increased $0.1 million or 5.6%

and decreased $4.6 million or 18.3% compared to the same periods in 2010.  North America increased $3.9 million for the three months ended September 30, 2011, compared to the same period in 2010, attributable to improvements in operating efficiencies and lower compensation costs from lower staffing levels.  United Kingdom decreased $3.8 million for the three months ended September 30, 2011, compared to the same period in 2010, attributable to lower than expected revenues, consolidation of facilities and reductions in the workforce to achieve synergies and efficiency contributed to the quarter’s loss.  North America increased $2.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, attributable to the same reasons mentioned above.  United Kingdom decreased $7.5 million for the nine months ended September 30, 2011, compared to the same period in 2010, attributable to the same reasons mentioned above.

Use of EBITDA

DST defines Operating EBITDA as income from operations before depreciation and amortization.  This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations.  As a measure of liquidity, the Company believes Operating EBITDA is useful as an indicator of its ability to generate cash flow.  Operating EBITDA, as calculated by the Company, may not be consistent with computation of Operating EBITDA by other companies.  The Company believes one useful measure of the Output Solutions and Investment and Other Segments contribution to DST’s results is to focus on cash flow and DST’s management believes Operating EBITDA is useful for this purpose.  A reconciliation of Output Solutions and Investment and Other Segment income from operations to Operating EBITDA is included below.  The non-GAAP adjustments to this reconciliation used to calculated Adjusted Operating EBITDA are described in the “Use of Non-GAAP Financial Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The following table presents Operating EBITDA of the Output Solutions Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Operating	Operating	Operating	Operating
	EBITDA	EBITDA	EBITDA	EBITDA

North America	$17.5	$14.2	$51.0	$114.8

United Kingdom	(2.8)	(1.0)	(0.3)

Output Solutions Segment	$14.7	$13.2	$50.7	$114.8

For the three and nine months ended September 30, 2011, Output Solutions Operating EBITDA was $14.7 million and $50.7 million, respectively, an increase of $1.5 million or 11.4% and decrease of $64.1 million or 55.8% compared to the same periods in 2010.  The decrease in the nine months ended September 30, 2011 is primarily attributable to a contract termination payment of approximately $63.0 million received in April 2010.  Absent the contract termination payments (net of expenses), employee termination expenses and business development expenses, Operating EBITDA increased $0.7 million or 5.0% and decreased $2.3 million or 4.0% for the three and nine months ended September 30, 2011 compared to the same periods in 2010.  The $0.7 million increase for the three months ended September 30, 2011 is primarily attributable to higher North America operating income.  The $2.3 million decrease for the nine months ended September 30, 2011 is primarily attributable to lower operating revenues.

The reconciliation of the Output Solutions Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Output Solutions Segment income from operations	$1.9	$1.0	$16.3	$79.6
Depreciation and amortization	12.8	12.2	34.4	35.2

Operating EBITDA, before Non-GAAP items	14.7	13.2	50.7	114.8

Contract termination payment, net of expenses		(1.3)		(62.8)
Employee termination expenses		2.1	4.1	5.3
Business development expenses			0.2

Adjusted Operating EBITDA, after Non-GAAP items	$14.7	$14.0	$55.0	$57.3

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.4 million and $43.6 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.3 million or 2.0% and $0.7 million or 1.6% compared to the same periods in 2010.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.3 million and $42.1 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.3 million or 2.1% and $1.9 million and 4.3% compared to the same periods in 2010, primarily due to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three and nine months ended September 30, 2011, Investments and Other Segment costs and expenses were $10.0 million and $29.0 million, respectively, an increase of $0.3 million and $0.8 million compared to the same periods in 2010.  Reimbursable operating expenses, included in costs and expenses, were $0.1 million and $1.5 million for the three and nine months ended September 30, 2011.  Excluding reimbursable operating expenses in 2011 and 2010, costs and expenses increased $0.3 million and decreased $0.4 million for the three and nine months ended September 30, 2011.  The increase during the three months ended September 30, 2011 is attributable to the recognition of $0.6 million of charges related to vacating a leased office facility.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three and nine months ended September 30, 2011 was $2.7 million and $7.9 million, respectively, an increase of $0.2 million and $0.4 million compared to the same periods in 2010 from recent capital expenditures.

Income from operations

Investments and Other Segment income from operations was $1.7 million and $6.7 million for the three and nine months ended September 30, 2011, respectively, a decrease of $0.8 million or 32.0% and $1.9 million or 22.1% compared to the same periods in 2010, primarily from the leased building charge and lower operating revenues.

Review of DST’s U.S. Real Estate Holdings

From a GAAP net income perspective, the real estate holdings generated no diluted EPS for the quarter and $0.04 per share in diluted EPS for the nine months ended September 30, 2011.  In addition, the real estate operations had $4.2 million and $14.0 million of Operating EBITDA (defined as operating income plus depreciation and amortization) for the three and nine months ended September 30, 2011, respectively.

At September 30, 2011, consolidated real estate related debt was $112.8 million. DST’s pro-rata share of debt associated with joint venture real estate at September 30, 2011 was $199.1 million, substantially all of which is non-recourse debt.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Reported GAAP income from operations	$1.7	$2.5	$6.7	$8.6

Adjusted to remove:

GAAP income (loss) from non U.S. real estate operations	(0.2)	0.1	(0.7)	0.8

U.S. Real Estate Operations GAAP income from operations	1.9	2.4	7.4	7.8

Adjusted to remove:

Depreciation and amortization	2.3	2.2	6.6	6.5

Operating EBITDA	$4.2	$4.6	$14.0	$14.3

Note: See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30, 2011	December 31, 2010

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	44.4	55.1
Tax-advantaged:
IRA mutual fund accounts	24.5	25.2
Other retirement accounts	9.0	9.7
Section 529 and Educational IRA’s	8.9	9.4
	42.4	44.3
Total registered accounts	86.8	99.4
Subaccounts	14.4	14.3
Total accounts serviced	101.2	113.7

International
United Kingdom (1)	8.0	7.1
Canada (2)	10.2	10.7

TRAC participants (millions)	4.4	4.5
Automated Work Distributor users (thousands)	203.6	198.3
DST Health Solutions covered lives (millions)	22.6	22.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	89.1	94.0	270.6	284.7

Output Solutions Operating Data
North America images produced (millions)	2,272.6	2,306.8	6,760.4	8,035.8
North America items mailed (millions)	503.8	500.3	1,490.0	1,600.9
United Kingdom images produced (millions)(3)	530.1	211.1	1,502.9	630.9
United Kingdom items mailed (millions)(3)	187.7	39.1	551.9	105.7

(1)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(2)           Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(3)           Excludes operating volume information for dsicmm in 2010.

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended September 30, 2011, have been treated as non-GAAP adjustments:

•                  Business development expenses (legal, accounting and other professional fees) associated with business acquisitions described in the “Recent Developments in the Company’s Business” section above, included in costs and expenses, in the amount of $0.7 million.  The income tax benefit associated with these expenses was approximately $0.3 million.  Primarily in connection with the expected completion of the ALPS transaction mentioned above, the Company expects to incur additional transaction costs during the remainder of 2011.

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.8 million.  The income tax benefit associated with these expenses was approximately $0.3 million.  The Company expects these services to continue for the next several quarters.

•                  Other net loss, in the amount of $4.5 million, associated with gains (losses) related to securities and other investments, which were included in other income (expense), net.  The income tax benefit associated with this net loss was approximately $1.6 million.  The $4.5 million of net losses on securities and other investments for third quarter 2011 was comprised of net losses on private equity funds and other investments of $2.7 million and other than temporary impairments on available-for-sale securities of $2.2 million, partially offset by net realized gains from sales of available-for-sale securities of $0.4 million.

•                  Net loss, in the amount of $0.3 million, associated with the repurchase of senior convertible debentures, which was included in other income (expense), net.  The income tax benefit associated with this net loss was approximately $0.1 million.

•                  Employee termination expenses at an unconsolidated affiliate, BFDS, associated with a reduction in workforce, included in equity in earnings of unconsolidated affiliates in the amount of $2.6 million. The income tax benefit associated with these expenses was approximately $0.3 million.

In addition to the items that occurred in the three months ended September 30, 2011 as described above, the following items, which occurred during the six months ended June 30, 2011, have been previously reported as non-GAAP adjustments:

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

•                  Employee termination expenses of $5.4 million associated with reductions in workforce in the Financial Services Segment ($1.3 million) and the Output Solutions Segment ($4.1 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $2.1 million.

•                  Business development expenses (legal, accounting and other professional fees) associated with 2011 business acquisitions, included in costs and expenses, in the amount of $1.2 million ($1.0 million in Financial Services and $0.2 million in Output Solutions).  The income tax benefit associated with these expenses was approximately $0.5 million.

•                  Other net gain, in the amount of $19.4 million, associated with gains (losses) related to securities and other investments, which were included in other income (expense), net.  The income tax expense associated with this net gain was approximately $7.5 million.  The $19.4 million of net gain on securities and other investments for the six months ended June 30, 2011 was comprised of net realized gains from sales of available-for-sale securities of $18.4 million and net gains on private equity funds and other investments of $1.1 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

•                  Net loss, in the amount of $0.9 million, associated with the repurchase of senior convertible debentures, which was included in other income (expense), net.  The income tax benefit associated with this net loss was approximately $0.3 million.

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

•                  Employee termination expenses of $2.8 million associated with reductions in workforce in the Financial Services Segment ($0.7 million) and the Output Solutions Segment ($2.1 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.1 million.

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

•                  Net loss, in the amount of $1.1 million, associated with the repurchases of Series C senior convertible debentures, which was included in other income (expense).  The income tax benefit associated with this net loss was approximately $0.4 million.

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

In addition to the items that occurred in the three months ended September 30, 2010 as described above, the following items, which occurred during the six months ended June 30, 2010, have been previously reported as non-GAAP adjustments:

•                  Contract termination payment, net of employee termination expenses and asset impairment charges resulting from the termination of an Output Solutions telecommunications client, in the amount of $58.4 million.  The net contract termination gain was comprised of operating revenues of $63.0 million, partially offset by employee termination expenses of $1.5 million that were included in costs and expenses and asset impairment charges of $3.1 million which are included in depreciation and amortization expense.  The aggregate income tax expense associated with this net contract termination gain was approximately $22.8 million.

•                  Employee termination expenses of $14.6 million associated with reductions in workforce in the Financial Services Segment ($11.4 million) and the Output Solutions Segment ($3.2 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $5.8 million.

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$61.2	$47.5	$33.5	$35.3	$0.76

Adjusted to remove:

Included in operating income:

Business development expenses - Financial Services	0.7	0.7	0.4	0.4	0.01
Business advisory expenses - Financial Services	0.8	0.8	0.5	0.5	0.01

Included in non-operating income:

Net loss on securities and other investments		4.5	2.9	2.9	0.06
Net loss on repurchase of convertible debentures		0.3	0.2	0.2	0.01
Employee termination expenses at unconsolidated affiliate		2.6	2.3	2.3	0.05

Adjusted Non-GAAP income	$62.7	$56.4	$39.8	$41.6	$0.90

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$74.4	$80.6	$54.2	$54.3	$1.16

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net - Output Solutions	(1.3)	(1.3)	(0.8)	(0.8)	(0.02)
Employee termination expenses - Financial Services	0.7	0.7	0.4	0.4	0.01
Employee termination expenses - Output Solutions	2.1	2.1	1.3	1.3	0.03

Included in non-operating income:

Net gain on securities and other investments		(2.2)	(1.3)	(1.3)	(0.03)
Net loss on repurchase of convertible debentures		1.1	0.7	0.7	0.02
Release of international income tax valuation allowance			(2.3)	(1.6)	(0.04)

Adjusted Non-GAAP income	$68.4	$73.5	$47.6	$48.4	$1.03

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Nine Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$203.8	$213.8	$141.0	$143.9	$3.07

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05
Business development expenses - Financial Services	1.7	1.7	1.0	1.0	0.02
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1
Business advisory expenses - Financial Services	0.8	0.8	0.5	0.5	0.01

Included in non-operating income:

Net gain on securities and other investments		(14.9)	(9.0)	(9.0)	(0.19)
Loss on repurchase of convertible debentures		1.2	0.8	0.8	0.02
Employee termination expenses at unconsolidated affiliate		2.6	2.3	2.3	0.05

Adjusted Non-GAAP income	$209.9	$208.8	$138.8	$141.7	$3.02

	2010
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$285.0	$346.1	$225.1	$225.2	$4.74

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net - Output Solutions	(59.7)	(59.7)	(36.4)	(36.4)	(0.76)
Employee termination expenses - Financial Services	12.1	12.1	7.3	7.3	0.15
Employee termination expenses - Output Solutions	5.3	5.3	3.2	3.2	0.07

Included in non-operating income:

Net gain on securities and other investments		(43.7)	(26.7)	(26.7)	(0.56)
Dividend from a private equity investment		(8.3)	(7.3)	(7.3)	(0.15)
Net loss on repurchase of convertible debentures		1.0	0.7	0.7	0.01
Release of international income tax valuation allowance			(2.3)	(1.6)	(0.04)

Adjusted Non-GAAP income	$235.2	$245.3	$159.0	$159.8	$3.36

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

Management’s Analysis of Non-GAAP Results for the three and nine months ended September 30, 2011 and 2010

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $0.90 and $1.03 for the three months ended September 30, 2011 and 2010, respectively, and $3.02 and $3.36 for the nine months ended September 30, 2011 and 2010, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share for the three and nine months ended September 30, 2011 is mostly attributable to decreased Financial Services Segment income from operations resulting from decreased operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, business acquisitions, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2011 and 2010 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $252.8 million during the nine months ended September 30, 2011 compared to $211.7 million for the nine months ended September 30, 2010, an increase of $41.1 million.  Cash flows provided by operating activities for the nine months ended September 30, 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company’s January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. At September 30, 2010, the outstanding amount of undivided interests in the receivables held by the conduit under the Company’s accounts receivable securitization program was $125.0 million, unchanged from December 31, 2009.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement.

Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows for the nine months ended September 30, 2010 would have been $336.7 million.  On this basis, operating cash flow decreased $83.9 million to $252.8 million during the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease in operating cash flows during 2011 is attributable to lower earnings in 2011 and changes in working capital.  Contributing to the decrease in net income for 2011 was the absence of two significant cash flows from 2010 including contract termination payments of approximately $73.4 million received ($64.3 million in Output Solutions and $9.1 million in Financial Services) and cash dividends from a private equity investment of $8.3 million.  Operating cash flows during 2011 resulted principally from net income of $141.0 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $95.1 million, amortization of share based compensation of $15.2 million, partially offset by equity in earnings of unconsolidated affiliates of $17.3 million. Significant working capital related adjustments to 2011 net income include increases in accounts payable and accrued liabilities of $16.1 million and decreases in accounts receivable of $18.1 million, partially offset by decreases in accrued compensation and benefits of $12.1 million.  Cash and cash equivalents were $89.8 million and $75.3 million at September 30, 2011 and 2010, respectively.

Investing Activities

Cash flows used in investing activities were $58.3 million during the nine months ended September 30, 2011 compared to $171.2 million for the nine months ended September 30, 2010, a decrease of $112.9 million.  The decrease in net cash flows used in investing activities during 2011 as compared to 2010 is primarily attributable to a $165.0 million decrease in restricted cash and cash equivalents held to satisfy client funds obligations for transfer agency and Argus clients and lower payments for capital expenditures, partially offset by higher cash outflows for acquisitions of businesses of $111.6 million and higher cash outflows for net investment activities (purchases and sales) in 2011.  During the nine months ended September 30, 2010, there was a net increase in restricted cash and cash equivalents held to satisfy client funds obligations.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended September 30,
	2011	2010
Financial Services Segment	$37.7	$45.0
Output Solutions Segment	15.7	19.9
Investments and Other Segment	7.4	9.9
	$60.8	$74.8

Investments and Other Segment capital expenditures are primarily building improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $343.0 million and $208.7 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, the Company received $288.8 million from the sale/maturities of investments compared to $182.2 million during the nine months ended September 30, 2010.

Financing Activities

Cash flows used in financing activities were $244.5 million during the nine months ended September 30, 2011 compared to $71.4 million for the nine months ended September 30, 2010, an increase of $173.1 million.  The January 1, 2010 adoption of new accounting guidance related to transfers of financial assets required the Company to account for the account receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the nine months ended September 30, 2010.  Absent this $125.0 million financing cash inflow in 2010, cash flows used in financing activities increased by $48.1 million during the nine months ended September 30, 2011 compared to the same period in 2010.  Client funds obligations decreased $152.1 million during the nine months ended September 30, 2011 compared to an increase of $81.5 million during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, cash outflows from share repurchase activities were $151.1 million as compared to $129.9 million in 2010.  These cash outflows were partially offset by cash inflows from borrowings on revolving credit facilities of $53.5 million and proceeds received from issuance of common stock of $45.2 million.  During the nine months ended September 30, 2010, cash outflows were repurchases of senior convertible debentures of $443.6 million and net borrowings under the revolving credit facilities in the aggregate amount of $35.0 million, which were partially offset by financing cash inflows of $370.0 million from privately placed senior notes issued on August 9, 2010.

Common Stock Issuances and Repurchases

The Company received proceeds of $45.2 million and $10.6 million from the issuance of common stock from the exercise of employee stock options during the nine months ended September 30, 2011 and 2010, respectively.  The Company repurchased 2.8 million shares of DST common stock for $129.5 million or approximately $45.92 per share during the nine months ended September 30, 2011.  At September 30, 2011, there were approximately 0.2 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  An additional 130,000 shares of DST common stock were repurchased in late September 2011, but settled in early October 2011 for $5.9 million or $45.45 per share.  After completion of these purchases, the Company had approximately 50,000 shares remaining under its existing share repurchase authorization.  The Company repurchased 2.8 million shares for $112.3 million or approximately $40.28 per share during the nine months ended September 30, 2010.

Subsequent to September 30, 2011, DST’s Board of Directors increased its share repurchase authorization by 2.0 million shares.  The new share repurchase authorization will become effective January 1, 2012 and expire on December 31, 2013.  When the new repurchase authorization is combined with remaining shares from the existing authorization, the Company will have approximately 2,050,000 shares available to repurchase.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $21.6 million and $17.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Dividends

On February 24, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on April 8, 2011, to shareholders of record as of the close of business on March 18, 2011.  The aggregate amount of the dividend was approximately $16.2 million.

On September 20, 2011, DST’s Board of Directors declared a cash dividend of $0.35 per share which was paid on November 4, 2011, to shareholders of record as of the close of business on October 14, 2011.  The aggregate amount of the dividend was approximately $15.7 million.

Off Balance Sheet Obligations

As of September 30, 2011, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; term loan credit facilities and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,274.7 million and $1,209.4 million of debt outstanding at September 30, 2011 and December 31, 2010, respectively, an increase of $65.3 million during 2011.

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2011	December 31, 2010

Accounts receivable securitization program	$125.0	$125.0
Secured promissory notes	16.9	3.5
Equipment credit facilities	11.7	7.5
Real estate credit agreement	106.1	108.5
Series C convertible senior debentures	86.5	94.1
Revolving credit facilities	360.2	330.2
Senior notes	370.0	370.0
Related party credit agreements	147.6	120.0
Other indebtedness	50.7	50.6
	1,274.7	1,209.4
Less current portion of debt	312.4	286.1
Long-term debt	$962.3	$923.3

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 19, 2011, the Company renewed its accounts receivable securitization program.  In connection with the renewal, the maturity date became May 17, 2012, and the interest rate spreads were decreased to reflect then-current market conditions.

At both September 30, 2011 and December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million.  During the nine months ended September 30, 2010, the Company’s accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the cash flow statement.  During the nine months ended September 30, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $659.0 million and $625.0 million and total repayments were approximately $659.0 million and $500.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Secured Promissory Notes

During July 2011, IOS entered into a real estate mortgage in the amount of $9.3 million and denominated in British Pounds, which is secured by real estate in Bristol UK.  The loan requires quarterly principal payments and matures in July 2018.  At September 30, 2011, the outstanding balance was $8.5 million.

Revolving Credit Facilities

On June 30, 2011, DST amended its revolving syndicated bank facility.  The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect then-current market conditions.  In addition, the aggregate commitments under the facility were increased from $600 million to $630 million.

Related Party Credit Agreements

In 2011, DST’s Innovative Output Solutions Limited (“IOS”) subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited (“IFDS UK”).  The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015.  IFDS UK may demand a prepayment of the loan by IOS at any time upon completion of a notice period.  The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly.  The amount outstanding under this loan at September 30, 2011 was $7.6 million.

Other Indebtedness

Other indebtedness is comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011.  Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios.  In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS.  The amounts outstanding under this facility were $13.9 million and $16.2 million at September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, proceeds received from this loan were $149.2 million and total repayments were $151.4 million, which have been included in net payments on revolving credit facilities in the Condensed Consolidated Statement of Cash Flows.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank.  Subsequent to entering the facility, the Company borrowed $125.0 million to partially fund the acquisition of ALPS which was completed on October 31, 2011.  The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility.  The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company’s real estate credit agreement is not repaid or refinanced.  The facility contains customary restrictive covenants as well as customary events of default.  Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur.  Amounts prepaid may not be reborrowed.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company funded the $250.0 million purchase price for the ALPS acquisition on October 31, 2011, described above, from cash, existing credit facilities and the new term loan credit facility.  The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities (which were $666.8 million at September 30, 2011) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.

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

At September 30, 2011 and December 31, 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive loss of $91.8 million and $3.5 million for the three and nine months ended September 30, 2011 compared to comprehensive income of $109.8 million and $153.6 million for the three and nine months ended September 30, 2010.  Comprehensive income includes net income attributable to DST Systems, Inc. of $35.3 million and $143.9 million for the three and nine months ended September 30, 2011 compared to $54.3 million and $225.2 million for the three and nine months ended September 30, 2010, and other comprehensive loss of $127.1 million and $147.4 million for the three and nine months ended September 30, 2011 compared to other comprehensive income of $55.5 million and other comprehensive loss of $71.6 million for the three and nine months ended September 30, 2010, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At September 30, 2011, the Company’s available-for-sale securities had gross unrealized holding losses of $12.5 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at September 30, 2011 are other than temporary.

The Company recognized $2.2 million and $2.3 million of investment impairments for the three and nine months ended September 30, 2011 compared to $0.3 million and $0.7 million of investment impairments for the three and nine months ended September 30, 2010, which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2011 the Company recorded $0.1 million and $1.1 million of impairments on private equity and other investments compared to the nine months ended September 30, 2010 when the Company recorded impairments of $0.8 million.  There were no impairment on private equity and other investment for the three months ended September 30, 2010.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.  The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results during the nine months ended September 30, 2011.

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

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to testing goodwill for impairment, intended to simplify how entities test goodwill for impairment.  The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step good will impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted under certain conditions.  The Company has not yet determined the impact that the adoption of this new accounting guidance may have on the consolidated financial statements.

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

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST is currently evaluating the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $0.74 and $1.05 (versus GAAP reported earnings of $0.76 and $1.16) for the three months ended September 30, 2011 and 2010, respectively and $2.99 and $4.09 (versus GAAP reported earnings of $3.07 and $4.74) for the nine months ended September 30, 2011 and 2010, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2011 was approximately $666.8 million.  The impact of a 10% change in fair value of these investments would be approximately $40.8 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2011, the Company and BFDS had average daily cash balances of approximately $1.6 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.6 million of net income (loss).

At September 30, 2011, the Company had $1.3 billion of debt, of which $680.1 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2011, the Company’s international subsidiaries had approximately $344.7 million in total assets and for the three and nine months ended September 30, 2011, these international subsidiaries recorded net losses of approximately $4.1 million and $2.1 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $34.5 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.4 million and $0.2 million for the three and nine months ended September 30, 2011, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2011.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2010.  The risk factors have not changed materially from the date of our periodic report on Form

10-K for the year ended December 31, 2010, except for the addition of the following new risk factors: 1) the risk of decreased demand for traditional printed and mailed communications, 2) the risk that the SEC could issue regulations impacting third-party distributors of mutual funds, 3) the risk that a decline in the quality or availability of postal system services could impact our business, and 4) the risk of failing to succeed in acquiring targeted businesses or effectively integrate acquired businesses into the Company.

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

The SEC may issue regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 or other legislative authority that would require brokers and financial intermediaries that distribute mutual funds to make more detailed fee disclosures at the point-of-sale.  Additionally, brokers and financial intermediaries may be subject to new fiduciary standards-of-care that could cause them to alter their methods of distribution.  We cannot predict the requirements the SEC may propose and finally adopt.  Regulations that would cause current distribution channels or interest in mutual fund investing to change could impact the number of accounts on our systems and could adversely affect our revenues.

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

The quality or availability of postal system services could decrease, reducing the volume of printed customer communications and negatively impacting our business.

The Company is dependent on postal delivery systems for final delivery of printed customer communications.  Postal delivery systems are facing economic pressures from the reduction in first class mail, and certain postal delivery systems have experienced work stoppages and other interruptions.  Accuracy and speed of delivery are important factors for clients using printed communications in their businesses.  Changes in the timeliness and quality of postal delivery could negatively impact the level of printed communications delivered by our customers to their clients.  A decrease in such communications could lower our revenues.

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

Our success depends on recruiting and retaining adept management and personnel with expertise in software and systems development and the types of computer hardware and software we utilize.  An inability to hire or retain qualified personnel could have a material adverse effect on our operations.  Companies in our industry compete fiercely for qualified management and technical personnel.  We cannot guarantee that we will be able to adequately compete for or keep qualified personnel.  Lack of qualified management could increase the risk of unfavorable business strategies, especially in a complex business like ours with multiple segments and operating entities.  Lack of qualified technical personnel could also affect our ability to develop the systems and services our clients demand.

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

Our failure to successfully compete in any of our material operating businesses could have a material adverse effect on our financial results.  Competition could also affect the revenue mix of services we provide, resulting in decreased revenues in lines of business with higher profit margins.

We and companies in which we own a significant interest are subject to government regulation.  Any regulatory violations, changes or uncertainties could adversely affect our business.

A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations.  Any violation of applicable regulations could expose us or those businesses to costly fines or sanctions or damage our reputation, which could adversely affect our business or financial performance.  Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect the Company’s financial results.

Our clients are subject to government regulation that could affect our business.

Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial industry, and insurance, privacy and other regulations applicable to services we provide to the healthcare industry.  Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services.  Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.

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

Client contract terminations, non-renewals, renegotiations or under-utilization of our services could decrease our revenues and profit margins.  We derive most of our revenue by selling products and services under long-term contracts.  We cannot unilaterally extend the terms of these contracts when they expire.  Some of these contracts contain “termination for convenience” clauses, which enable clients to cancel the agreements by providing written notice to us.  Any failure to extend these contracts under their current terms, or any early termination of these contracts by customers, could adversely affect our business.

Claims against us, including claims for the lost market value of securities and class action claims, could cause significant liability and damage our reputation and business prospects.

Our proprietary applications and related consulting and other services include the processing of financial and healthcare transactions for our clients and their customers and the design of benefit plans and compliance programs.  The dollar amount of transactions processed is vastly higher than the revenues derived from providing these services.  Transaction processing or operational errors, or process mismanagement, could cause, among other potential issues, processing delays, disclosure of protected information, miscalculations, failure to follow a client’s instructions or meet specifications, failure of third parties (including regulatory authorities) to recognize the limitations of our role as our clients’ agent or consultant, mishandling of pass-through disbursements or other processes, or fraud committed by third parties.  We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement.  Because of the sensitive nature of the financial and healthcare transactions we process, our liability and any alleged damages may significantly exceed the fees we receive for performing the service at issue.  Litigation could include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action.  Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

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

Failure to protect our confidential information and that of our clients, their customers, and our employees could hurt our business.

We electronically maintain trade secrets and proprietary or sensitive information, including financial, personal health and other information of our clients, their customers and our employees.  In certain circumstances, vendors have access to such information in order to assist us with responsibilities such as, for instance, producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations.  A breach of our security systems and procedures or those of our vendors could cause us to receive significant claims for liability or to incur significant costs for notices required by law to be sent to affected individuals.  It could also cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us.  We maintain systems and procedures to protect against unauthorized access to electronic information and cybersecurity attacks, and we generally impose security requirements on our vendors, but we cannot guarantee these systems, procedures or requirements will always protect us.  Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats.

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

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition adversely affected.

Our business strategy anticipates that we will supplement internal growth by pursuing acquisitions of complementary businesses. We may be unable to identify suitable businesses to acquire. We compete with other potential buyers for the acquisition of other complementary businesses. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected. Information we obtain about an acquisition target may be limited and there can be no assurance that an acquisition will perform as expected or positively impact our financial performance.  Potential acquisitions involve risk, including the risk we would be unable to effectively integrate the acquired technologies, operations and personnel into our business, and the risk that management’s attention and our capital would be diverted from other areas of our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	10,848	(1)	$55.36		2,549,500
August 1 — August 31	1,500,065	(1)	$45.73	1,500,000	1,049,500
September 1 — September 30	870,138	(1)	$44.14	870,130	179,370
Total	2,381,051		$45.19	2,370,130	179,370

(1)          For the three months ended September 30, 2011, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 10,921 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 10,848 shares were purchased in July 2011, 65 shares were purchased in August 2011 and 8 shares were purchased in September 2011.

(2)          DST’s Board of Directors increased its share repurchase authorization by 2.0 million shares subsequent to September 30, 2011.  The new share repurchase program will become effective January 1, 2012 and expire on December 31, 2013.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)          Exhibits:

10.1

Term Letter Loan Agreement, dated as of October 28, 2011, between DST Systems, Inc. and Bank of America, N.A., which amendments attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.1.

31.1	Certification of the Chief Executive Officer of Registrant
31.2	Certification of the Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 8, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2011

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)