Form 10-K
period 2011-12-31
DST SYSTEMS INC
filed 2012-02-29
CIK 714603

Use these links to rapidly review the document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2011:
Common Stock, $0.01 par value—$1,849,415,990

Number of shares outstanding of the Registrant's common stock as of January 31, 2012:
Common Stock, $0.01 par value—44,180,261

Documents incorporated by reference: Proxy Statement for the annual meeting of stockholders on May 8, 2012 (Part III)

DST Systems, Inc.

2011 Form 10-K Annual Report

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

A summary of each of the Company's segments follows:

Financial Services

The Company's Financial Services Segment provides technology based solutions principally to the mutual fund/investment management, brokerage, retirement, life and property/casualty insurance and healthcare payer industries. The Company has developed a number of proprietary systems that are integrated into its solutions. The Company's proprietary software systems include shareowner recordkeeping and distribution support systems for U.S. and international mutual fund companies, broker/dealers and financial advisors; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms. In certain cases, multiple products are integrated into a single solution.

During 2011, the Company determined that it would focus its Financial Services Segment activities around five key industry vertical markets: asset management, brokerage, retirement, insurance and healthcare and made a number of investments to better position the Company to pursue those vertical markets. These investments are summarized as follows:

  •
  Acquisition of ALPS Holdings ("ALPS").—On October 31, 2011, DST acquired ALPS Holdings ("ALPS") for $251.9 million. ALPS provides a comprehensive suite of asset servicing and asset gathering solutions. The acquisition of ALPS expands the Company's solutions to the U.S. mutual fund industry and also positions the Company to serve the hedge fund and the Exchange Traded Fund ("ETF") industry.

  •
  Acquisition of Finix Business Strategies and Finix Converge ("Finix").—On April 28, 2011, the Company acquired the assets of Finix, which offers consulting services and an enterprise social media platform to the broker-dealer industry. In connection with this acquisition, the Company formed DST Brokerage Solutions and offers its services to the broker-dealer industry, including broker-dealer mutual fund sub-accounting.

  •
  Acquisition of Subserveo, Inc. ("Subserveo").—On June 20, 2011, the Company acquired Subserveo, a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada. Subserveo is part of DST Brokerage Solutions.

  •
  Acquisition of Intellisource Healthcare Solutions ("Intellisource").—On July 1, 2011, the Company acquired the assets of Intellisource, a provider of integrated care management, workflow and analytics solutions for the health care industry. Intellisource has been integrated into the Company's health care solutions offerings.

  •
  Formation of DST Insurance Solutions, LLC ("DSTIS").—In 2011, the Company formed DSTIS to offer policyholder solutions to the life insurance industry. In connection with the formation of DSTIS, the Company acquired from its joint venture, International Financial Services Ireland, the North American rights to Eclipse from Percana. Eclipse is a contemporary software solution providing policyholder recordkeeping to the life and annuity insurance markets. Leveraging the Percana software and integrating other technology including DST proprietary products, DSTIS will offer its processing solutions on a remote or "ASP" (Application Service Provider) basis or on a full service or "BPO" (Business Process Outsourcing) basis through Boston Financial Data Services, a joint venture between the Company and State Street Corporation ("State Street").

In addition to the above and as described in Part II, Item 7 "Significant Events" the following change occurred in the composition of the Financial Services Segment during the three years ended December 31, 2011:

  •
  On March 31, 2009, DST purchased the remaining 50% equity interest in Argus Health Systems, Inc. ("Argus") for $57.0 million in cash. As a result, Argus is no longer an unconsolidated affiliate of DST, but rather is a wholly-owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009.

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

The Company's Output Solutions Segments offers a full range of customer communications solutions serving a wide variety of industries. These solutions are offered in the U.S., Canadian and U.K. markets.

In 2011, the Company expanded its presence in the UK market and made acquisitions to extend its solutions to support its customers' marketing and sales efforts, which enables the Output Solutions Segment to more fully fulfill customer communication requirements along the full continuum of customer communications, both print and electronic. As described in Part II, Item 7 "Significant Events" the following changes have occurred in the composition of the Output Solutions Segment during the three years ended December 31, 2011:

Acquisitions

  •
  Acquisition of Newkirk Products, Inc. ("Newkirk")—On May 2, 2011, the Company acquired Newkirk, an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries. While reporting as part of the Output Solutions Segment, the acquisition of Newkirk expands the Company's offerings in both the Output Solutions and Financial Services Segments.

  •
  Acquisition of Lateral Group Ltd. ("Lateral")—On August 5, 2011, the Company acquired Lateral, a UK—based provider of print, data management and on line marketing services. The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook. In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and providing additional solutions such as data insight and online marketing to the IOS client base.

  •
  Canadian operating facility expansion—To meet increased client commitments, the Company is increasing the size of its operating facility in Canada, which will enable the Company to process significant additional business through its facility. The expansion is expected to be completed in the first half of 2012.

  •
  Acquisition of dsicmm Group. On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, Innovative Output Solutions Limited ("IOS"), acquired dsicmm Group Limited ("dsicmm"), a provider of print/mail services in the U.K., for cash and issuance of IOS stock. After completion of the transaction, DST owned 70.5% of IOS and the remaining 29.5% was owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by the former stockholders of dsicmm as a non-controlling interest. DST purchased the outstanding minority interest of IOS on January 6, 2012 for $17.7 million and now owns 100% of the Company.

Contract Termination

  •
  In the second quarter of 2010, and Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions Segment operating revenues, terminated its contract and internalized its bill production. The termination occurred on April 30, 2010 and resulted in a contract termination of approximately $63.0 million.

The Output Solutions Segment North America business has four principal operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. The North America business provides print and electronic delivery services for client bills and statements related to transaction events. The acquisitions of Newkirk Products, Inc. in 2011 and Capital Fulfillment Group in 2010 expand the North America business to include participant enrollment and compliance communications related to retirement, insurance, mutual funds and healthcare plans. The business also provides significant cross sell opportunities and leverage in both DST's mutual fund, retirement and insurance solutions businesses.

Innovative Output Solutions Limited ("IOS") has three principal operating facilities in the United Kingdom and is among the largest direct communications manufacturers in that country. The United Kingdom business is oriented to data driven marketing communications and direct mail campaigns with transaction printing accounting for less than 20% of revenues.

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

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products in North America are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Company is a 50% partner in a limited purpose real estate joint venture formed to develop and lease approximately 1.1 million square feet of office space to the U.S. government. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $730.3 million at December 31, 2011, including approximately 10.3 million shares of State Street Corporation ("State Street"), 15.0 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.4 million, $122.7 million and $34.8 million, respectively, based on closing exchange values at December 31, 2011.

Source of Revenue

The Company's sources of revenue, by industry served, are presented below. The sources listed may be served by more than one of the Company's business segments.

	Year Ended December 31,
	2011		2010		2009
	(dollars in millions)
U.S. operating revenues
Mutual fund / investment management	$768.9	44.1%	$774.9	45.2%	$766.8	48.1%
Healthcare related services	274.5	15.7%	283.7	16.6%	275.2	17.2%
Telecommunications, video and utilities	151.0	8.7%	231.8	13.5%	200.6	12.5%
Other financial services	135.5	7.8%	108.5	6.4%	98.4	6.2%
Other	58.6	3.3%	79.2	4.6%	82.2	5.2%

Total U.S. operating revenues	1,388.5	79.6%	1,478.1	86.3%	1,423.2	89.2%

International operating revenues
Investment management and other financial services	208.9	12.0%	161.1	9.4%	133.3	8.4%
Telecommunications, video and utilities	46.2	2.6%	39.6	2.3%	34.0	2.1%
Other	100.4	5.8%	34.8	2.0%	4.9	0.3%

Total international operating revenues	355.5	20.4%	235.5	13.7%	172.2	10.8%

Total operating revenues	1,744.0	100.0%	1,713.6	100.0%	1,595.4	100.0%
Out-of-pocket reimbursements(1)	644.7		614.9		622.5

Total revenues	$2,388.7		$2,328.5		$2,217.9

(1)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

FINANCIAL SERVICES SEGMENT

The Financial Services Segment is the largest operating segment of the Company, providing the following products and services: shareowner recordkeeping, broker subaccounting, retirement plan/participant recordkeeping, distribution support solutions, asset gathering and servicing by ALPS, business process management, investment management software and services, healthcare administration processing solutions and services, pharmacy claims processing and document management services.

The information in Part II, Item 8 (Financial Statements and Supplementary Data), in Note 16 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1. The following table provides key operating data for the Financial Services Segment:

	Year Ended December 31,
Financial Services Operating Data	2011	2010		2009
	(dollars in millions)
Revenues
U.S. operating revenues
Mutual fund/investment management	$670.8		$670.8		$658.7
Healthcare related services	250.1		263.0		254.0
Telecommunications, video and utilities	4.1		6.0		7.1
Other financial services	50.8		46.6		49.1
Other	31.7		52.7		45.1

	1,007.5		1,039.1		1,014.0

International operating revenues
Investment management and other financial services	123.6		110.1		96.5
Telecommunications, video and utilities	6.1		4.8		4.6
Other	1.2		2.7		0.1

	130.9		117.6		101.2

Total operating revenues	1,138.4		1,156.7		1,115.2
Out-of-pocket reimbursements(1)	42.1		44.6		54.3

Total revenues	$1,180.5		$1,201.3		$1,169.5

Mutual fund shareowner accounts processed (in millions)
U.S.
Registered accounts:
Non tax-advantaged	42.4		55.1		63.6

Tax-advantaged:
IRA mutual fund accounts	24.3		25.2		26.8
Other retirement accounts	8.9		9.7		10.0
Section 529 and Educational IRAs	9.5		9.4		9.5

	42.7		44.3		46.3

Total registered accounts	85.1		99.4		109.9
Subaccounts	14.6		14.3		11.2

Total accounts serviced	99.7		113.7		121.1

International
United Kingdom(2)	8.1		7.1		6.6
Canada(3)	10.1		10.7		10.2
TRAC participants (millions)	4.6		4.5		4.2
ALPS—Assets Under Active Distribution (billions)(4)	$51.9	$		$
ALPS—Assets Under Administration ("AUM") (billions)(4)	$93.6	$		$
Automated Work Distributor workstations (thousands)	204.3		198.3		193.5
DST Health Solutions covered lives (millions)	22.6		22.9		23.5
Pharmacy claims paid by Argus (millions)	362.0		380.4		380.0

(1)
Principally postage and telecommunication expenditures, which are reimbursed by the customer.

(2)
Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(3)
Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

(4)
DST acquired ALPS Holdings, Inc. on October 31, 2011.

The Financial Services Segment provides the following products and services:

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

At December 31, 2011, the Company provided shareowner recordkeeping services for approximately 99.7 million shareowner accounts (registered and subaccounts). Registered accounts (both tax advantaged and non-tax advantaged accounts) serviced were 85.1 million at December 31, 2011.

At December 31, 2011, 42.7 million of the registered accounts were tax advantaged. DST serviced 24.3 million IRAs invested in mutual funds and 8.9 million accounts in an assortment of retirement accounts (SAR-SEP, Keogh and SIMPLEs). In addition, DST supported 9.5 million educational savings accounts, of which 8.7 million are Section 529 plan accounts.

Broker Subaccounting

DST Brokerage Solutions provides mutual fund shareowner recordkeeping services to brokerage firms who perform transfer agent functions in a subaccounting arrangement for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company offers subaccounting services to broker/dealers on both a remote (ASP) and full service (BPO) basis. A broker/dealer providing subaccounting services may provide these services to multiple fund companies. In 2002, the Company enhanced TA2000 to meet the complex reconciliation and system interfaces required by broker/dealers. The Company believes using the same core processing functionality for both transfer agency shareowner recordkeeping (registered accounts) and subaccounting should further the clients' objectives of consistent accounting for shareowner positions, since the recordkeeping is done by one system—TA2000.

The Finix, Converge and Subserveo acquisitions in 2011 position DST Brokerage Solutions to sell more services and solutions to the broker/dealer industry.

Revenues for subaccounting services are generally based on the number of subaccounts serviced, and, because of the level of services provided directly by the broker/dealer, fewer of TA2000's features are required. This results in per account revenue for subaccounts being less than what the Company derives from its mutual fund shareowner processing services for registered accounts.

Subaccounts serviced by the Company were 14.6 million at December 31, 2011.

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

DST Retirement Solutions LLC ("DSTRS"), a wholly-owned subsidiary of DST was formed to meet the needs of defined contribution service providers. The entity combines the Company's TRAC technology solution with Boston Financial Data Services, Inc.'s ("BFDS") defined contribution full service plan administration and recordkeeping unit. From application service provider ("ASP") to business process outsourcing ("BPO"), DSTRS offers a variety of selective outsourcing options, including front- and back-office technology solutions for financial service organizations offering retirement plan recordkeeping for plans of any size. As of December 31, 2011, DSTRS serviced 4.6 million plan participants on the TRAC platform. Revenues from these services are primarily based on the number of participants in the defined contribution plans.

Distribution Support Solutions

The Company offers products designed to assist clients in meeting the expanding needs associated with distributing U.S. investment products through financial intermediaries. The array of solutions supporting distribution of investment products is expanding to address regulatory, service, and information needs of the financial service industry. Certain products are paid by investment managers and certain products are paid by the distributor.

DST Vision

DST Vision is an aggregating Web site designed exclusively for financial advisors and broker/dealer back-office operations. The site enables mutual fund companies, Real Estate Investment Trusts, and variable annuity companies to reduce operational expense by replacing costly support phone calls from intermediaries with Web-based self-servicing. Providing over 140,000 financial advisors access to approximately 400 participating investment product manufacturers, Vision is an industry leading source of customer information. Having access to consolidated account information across all of an investor's product relationships provides significant customer support efficiencies to the financial intermediaries' operations. Advisors can also utilize portfolio management tools, access electronic shareholder statements, and initiate transaction processing. Vision charges are paid by the product companies through a combination of user access charges and activity related fees. Beginning in 2010, the Company began providing additional services to advisors affiliated with independent broker/dealers. Through a new offering called Vision Professional, advisors have access to presentation ready, automated and consolidated quarter-end shareholder reporting with supplemental product and holdings analytics. The fees for Vision Professional are paid by the advisors under a subscription service.

FAN Mail

FAN Mail (Financial Advisor Network) is a centralized data delivery source for investor account detail from mutual fund, variable annuity, and Real Estate Investment Trusts companies. FAN Mail provides advisors and broker/dealer back-offices the transactional and position information necessary to populate proprietary data-bases and software applications. Daily automated downloads streamline back-office administrative tasks, reporting, and compliance oversight. FAN Mail is compatible with the industries' most popular portfolio management and compliance software applications. With participation from more than 240 product manufacturers, FAN Mail is one of the industries' most comprehensive sources of investor account detail and transactional information. All FAN Mail charges are paid by the product companies based on the volume of account and transaction records delivered to the underlying intermediary.

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

Asset Gathering and Servicing Solutions by ALPS

Acquired by DST on October 31, 2011, ALPS Holdings, Inc. ("ALPS"), a provider of a comprehensive suite of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds ("CEFs"), exchange-traded funds ("ETFs") and alternative investment funds.

ALPS' solutions fall into two major areas: asset servicing and asset gathering. Asset servicing clients include:

  •
  Open-end mutual funds

  •
  Exchange traded funds

  •
  Closed-end mutual funds

  •
  Hedge funds

ALPS' fund servicing platform offers:

  •
  Fund administration

  •
  Tax administration

  •
  Fund accounting

  •
  Transfer agency

  •
  Legal and compliance

  •
  Creative services

  •
  Medallion distribution

  •
  Hedge fund administration

ALPS' asset gathering solutions include:

  •
  Marketing and wholesaling services

  •
  Closed-end fund IPO launch platform providing product sales, road show and marketing support

  •
  Proprietary open-end, closed-end and Exchange Traded funds under ALPS Advisors.

The ALPS acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS' comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST's offerings beyond transfer agency. ALPS derives revenues from asset servicing and distribution activities, which are generally based on a percentage of assets for which services are provided.

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

BFDS is the Financial Services Segment's largest customer, accounting for approximately 10.8% of the Segment's operating revenues in 2011, and 7.1% of the Company's total operating revenues in 2011.

International Mutual Fund / Unit Trust Shareowner Processing

The Company provides international shareholder processing through joint venture companies of the Company and State Street, which are as follows:

International Financial Data Services, U.K. ("IFDS U.K.")

IFDS U.K. offers full, remote and shared service processing for Open Ended Investment Companies ("OEIC") unit trusts and related products serving 8.1 million OEIC unit holdings at December 31, 2011. It is the largest third party provider of such services in the U.K. IFDS U.K. has developed FAST, an OEIC and unit trust recordkeeping system. The largest remote client of IFDS U.K., representing approximately 3.1 million or 39% of the total unitholder accounts at December 31, 2011, is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. Cofunds, which is the U.K.'s largest independent investment platform has approximately $55.8 billion of assets under administration at December 31, 2011. IFDS U.K. has a non-controlling equity investment in Cofunds of approximately 21% and accounts for its Cofunds investment using the equity method.

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

International Financial Data Services, L.P. ("IFDS L.P.")

IFDS, L.P. is a U.S. partnership with State Street that wholly owns the following operating companies:

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

Business Process Management through AWD

AWD is an enterprise-scale business process management ("BPM") platform. AWD supports the capture of all inbound work at the point of contact (mail, telephone call, internet, e-mail, fax, social media, etc.). It then manages the work steps required to complete the request. The system assigns work, based on priority, to the resource most qualified to complete the current work step. AWD's sealed audit trail tracks all activities associated with completing each item of work, providing a valuable tool for compliance with internal and external regulations. By enforcing standard business processes regardless of the origin of the request, the system ensures every AWD user within a customer organization is consistently working on the most important item that he or she has the training and experience to complete.

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

Initially introduced to enhance the Company's mutual fund shareowner recordkeeping system, AWD was designed to interface with a wide range of high volume application processing systems. AWD's services oriented architecture ("SOA") operates on Linux, Sun Solaris, Microsoft and IBM platforms. The Company's best practice templates are designed for quick implementation of the solution, providing the opportunity for a rapid return on investment. AWD's web services, catalog of adapters and JEE architecture allow customers to easily interface with existing application systems and operating environments. Classified as a "business process management" (BPM) solution by technology industry analysts, AWD is a mission-critical application implemented in many different industries including mutual funds, life insurance, variable annuities, healthcare providers and payers, property and casualty insurance, banking, mortgage, brokerage and video/broadband/telephony. AWD customers are located in over twenty countries including the U.S., Canada, U.K., continental Europe, Australia, South Africa, India, China, Taiwan and Japan.

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

Document Management

The Company's Electronic File Solution ("EFS") is designed to be a reliable and secure electronic system for long-term records management. EFS allows for the capture, indexing, storage and retrieval of important records according to each client's unique business requirements. Industries using this solution include financial services, law, real estate management, and insurance. In addition, many other industries may use this solution including, for example, healthcare, banking, mortgage, staffing firms and third party administrators. EFS also provides retention management, legal holds, audit and controlled secure access. EFS integrates with client's internal business systems through web services. Client data is electronically stored in the Company's redundant data centers, with the Company providing hardware, maintenance and support for the EFS. The Company markets EFS as a software-as-a-service and recognizes revenues for data conversion projects and monthly fees for data storage.

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

The Company's wholly-owned subsidiary BlueDoor, a private company based in Melbourne, Australia, provides software solutions to funds and fund managers who perform participant accounting and recordkeeping for the retirement savings ("superannuation") market in Australia. It is also being extended to support "wrap" platforms in Australia.

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

Healthcare Administration Solutions

DST HealthCare Holdings, Inc. is focused on providing solutions to meet the information processing, quality of care and cost management needs of healthcare organizations through two wholly owned subsidiaries, DST Health Solutions ("DSTHS") and Argus Health Systems, Inc. ("Argus").

On July 1, 2011, DSTHS acquired the assets of IntelliSource Healthcare Solutions ("IntelliSource"), whose principal product is CareConnect which provides an automated care management system. The addition of the IntelliSource suite of solutions broadens DST Health Solutions' product offering for integrated care management, providing DSTHS's health plan clients access to an array of valuable solutions—including integrated care management, workflow and analytics—that will enable them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system. DST will integrate CareConnect into its proprietary claims offerings.

DST Health Solutions

DSTHS provides processing systems, integrated care management applications and business process outsourcing (BPO) services for payers and providers in the U.S. healthcare industry. Customers include 244 HMO, PPO, POS, CDH, dental, vision, and behavioral health organizations operating commercial, non-profit and government sponsored programs (e.g. Medicare Advantage, Medicare Part D and Medicaid) supporting services to approximately 22.6 million lives as of December 31, 2011.

DSTHS processing services are offered on a software license, application service provider (ASP) or business process outsourcing (BPO) basis. Services are offered as stand-alone component solutions to compliment a health plans existing operations or systems, or as an integrated core administration package of systems and comprehensive administrative solutions. Claims administration services include claims processing, benefit plan management, eligibility and enrollment management, mail receipt and processing, imaging /data capture and retention, overflow, fulfillment, utilization management, case management and customer service.

Integrated care management applications assist customers to improve member outcomes and manage costs. Care management applications are designed to enable customers to gather and utilize member information for efficient service delivery, comprehensive clinical evaluation and effective care coordination. DSTHS' Integrated Care Management solution is a real-time, intuitive, workflow driven solution suite that enables a customer to provide the services members need as they move between Health and Wellness, Utilization Management, Disease Management and Case Management programs. In addition to proprietary systems, DSTHS is the exclusive distributor of a patient classification system developed by Johns Hopkins University, Johns Hopkins' Adjusted Clinical Groups ("ACG"). The ACG System is a software tool for provider profiling, predictive modeling, resource management and reimbursement rate adjustment. This application provides health plans with the ability to easily identify their at-risk population and stratify them into the optimal care management program for both the member's needs and the Health Plan's goals for that member. Fully integrated to DST's Integrated Care Management suite, ACG's brings high-risk members to the attention of a Care Team allowing for a quick evaluation and potential intervention.

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

DSTHS revenues are generally derived from fees charged based on a per member/ per month ("PMPM") basis and transactional basis for BPO services. DSTHS also receives PMPM revenues from ASP agreements, which are multi-year service and usage agreements that allow users to access the DSTHS proprietary software hosted in DST data centers. DSTHS realizes revenue from fixed-fee license agreements that include provisions for ongoing support and maintenance and for additional license payments in the event that usage or members increase. DSTHS also derives professional service revenues from fees for implementation services, custom programming and data center operations.

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

Argus is one of the largest pharmacy claims processors in the industry. In 2011, Argus adjudicated more than 500 million claims, resulting in approximately 362 million paid claims to pharmacies and members. As of December 2011, Argus provided claims processing for over 26 million members, including 5.6 million Medicare Part D members, approximately 18.6% of Medicare Part D enrollees nationwide.

Argus provides claims processing, information services and administrative support to help clients manage pharmacy benefit programs, including Medicare Part D. These services include pharmacy and member reimbursements, call center, pharmacy network management, clinical information services, member correspondence, and rebate processing. Argus' business model is to provide full disclosure and reporting of pass through drug ingredient and disbursement costs to our customers. Customers may participate in an Argus contracted national pharmacy network with over 63,000 participating locations, or may contract their own pharmacy network.

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

Argus derives revenue from pharmacy claims processing services provided to managed care organizations, pharmacy benefit managers and pharmaceutical manufacturers. Argus also derives revenue from the management of pharmacy networks, call center services, pharmaceutical rebate administration, and clinical programs and management reporting for the benefit of their customers, as well as investment earnings related to client cash balances maintained in the Company's bank accounts.

Insurance Processing Solutions

As previously announced, IFDS Ireland, a subsidiary of IFDS L.P., a joint venture of DST and State Street Corporation, acquired Percana Ltd., an outsourcing services and software provider to the global life and pensions industry headquartered in Dublin. Percana has proprietary software for the processing of life and annuity products. Percana licenses its software and also provides policy processing administration services and hosting. As part of a strategy to provide these services on a broader basis, Percana products will be offered through IFDS U.K. in the United Kingdom and continental Europe. To address the North American market, DST has licensed the software from the joint venture and will offer a remote service ("ASP") and, in partnership with BFDS, a full service ("BPO") product. DST has formed DST Insurance Solutions, LLC ("DSTIS") to support this effort and will be responsible for the costs to adapt the product to the North American market. DSTIS has been established to bring a contemporary, flexible solution to the insurance industry that is well-suited for the rapid introduction of new products and to provide processing solutions to DST's client base as products are introduced to meet the customer needs for payout (retirement) products as investors transition from the accumulation phase of investment. DST is in the development stage of finalizing the U.S. version of the software and expects U.S. revenue from its activities in the latter half of 2012.

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

Vermont Western also writes reinsurance coverages for surety programs that are provided in association with the corporate securities processing services of Computershare Ltd. Computershare assists shareholders of corporate securities to obtain lost instrument surety bond coverage when the shareholders want to replace certificates for shares they own that have been lost, stolen or destroyed. Bonds may also be issued in lieu of probate. Typically, the surety coverage is provided by a commercial surety company under an arrangement with Computershare and then Vermont Western assumes a substantial amount of the surety exposure through a reinsurance arrangement with that surety company. Vermont Western revenues for the lost instrument surety bond coverage come in the form of reinsurance premiums paid to it by the commercial surety companies that are the primary providers of the coverage. Lost instrument surety bond coverage premium is typically paid by the shareholders who are seeking the replacement of the lost, stolen or destroyed certificates. Premiums are designed to be consistent and competitive with industry pricing practices. Vermont Western has an agreement to continue providing lost instrument surety bond coverage to Computershare through 2017.

Information Processing Facilities and Services

The data processing needs of the Company's Financial Services Segment and certain products of the Output Solutions Segment are provided by two data centers in Kansas City, Missouri, and a Recovery Data Center in St. Louis, Missouri.

The Winchester Data Center ("Winchester") is the Company's primary central computer operations and data processing facility. Winchester has a total of 163,000 square feet, of which 76,000 square feet is raised floor computer room space. Winchester runs mainframe computers with a combined processing capacity of more than 34,000 million instructions per second ("MIPS") and direct access storage devices with an aggregate storage capacity that exceeds 380 terabytes. Winchester also contains more than 1,200 servers with over 1.3 petabytes of storage capacity supporting Windows, UNIX and iSeries small and midrange computing environments. These servers are used to support the Company's products and processing for certain of the Company's affiliates. The physical facility is seismically braced and designed to withstand tornado-force winds.

The Poindexter Data Center supports the Company's AWD Image processing, EFS, and hosting clients. The facility has a total of 13,800 square feet. The computer room houses iSeries computers, disk-based storage systems (over 1 billion replicated images), optical storage, Linux and Windows systems, which support more than 41,000 users. The Poindexter Data Center also houses over 550 servers supporting various Company products. The processing environments are supported in both the Winchester and Poindexter data centers to provide our clients with a high availability solution. The Company derives revenues from Solutions and Hosting Services based upon capacity utilized, which is significantly influenced by the volume of transactions and the number of users.

The Company's Disaster Recovery Data Center is essentially equivalent in size to the Winchester Data Center. It houses mainframe technology equivalent to Winchester, including mainframe computers that have the capacity to run over 30,000 MIPS and the capacity to store more than 425 terabytes of DASD (direct access storage devices). The Company's data communications network is linked to the Recovery Data Center to enable client access to the center. The iSeries processors at Poindexter and the iSeries processors at Winchester provide contingency plan capabilities for each other's processing needs. The Company regularly tests disaster recovery processes.

All three data centers are staffed 24 hours a day, seven days a week and have self-contained power plants with mechanical and electrical systems designed to operate virtually without interruption in the event of commercial power loss. The data centers utilize redundant telecommunications networks serving the Company's clients.

Customer Concentration

The Financial Services Segment's five largest customers accounted for 31.9% of Segment operating revenues in 2011, including 10.8% from its largest customer.

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

The Company markets its shareowner accounting and retirement systems and related products and services to investment company sponsors, plan recordkeepers and financial intermediaries. The shareowner recordkeeping systems and services support open and closed-end mutual funds, REITs and various forms of tax advantaged savings vehicles. Generally, mutual fund products are promoted and distributed in fund groups, which provide investors with a variety of mutual fund investments and the ability to transfer investments from one fund to another within the group. This often means that a single service agent, such as the Company, is used for all funds in the group. Investor attraction to a wide array of mutual fund investment products (to address different investment objectives) with increasingly specialized features has increased the number of shareowner accounts, the volume of transactions and the complexity of recordkeeping. In addition, new technologies have changed the service requirements and distribution channels of the mutual fund market. The Company has made significant investments in computer capacities and systems functionality to handle the increasing marketplace demands in order to maintain its market position and to improve quality and productivity. The Company markets mutual fund shareowner recordkeeping services to brokerage firms which perform subaccounting for mutual fund accounts that have been sold by the broker/dealer's financial advisors. The Company markets its participant recordkeeping and plan administration services for defined contribution plans to investment company sponsors and plan recordkeepers. The Company markets its distribution support solutions to financial intermediaries.

ALPS markets its suite of asset servicing and asset gathering solutions to the investment management industry. Clients can leverage both aspects of ALPS and utilize its comprehensive asset servicing model and consult with the distribution team on strategies needed to raise assets. ALPS provides a tailored investment servicing model providing compliance, creative services, distribution, fund administration, fund accounting, legal, tax administration and transfer agency services on a platform servicing open-end funds, ETFs, closed-end funds and alternative investment funds. ALPS focuses on the needs of small to medium sized funds that require a broad set of customizable services. ALPS uses internal expertise, as well as external alliances, to provide distribution services ranging from consulting to active wholesaling and marketing. ALPS partners with select firms utilizing its experience to structure, service and distribute a variety of investment product types. ALPS employs a dedicated sales force to build relationships and promote its products and services.

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

The Company markets its EFS document management product to financial service companies, insurance companies, professional service firms (legal, accounting and others), and other companies that have record management needs.

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

The Company's shareowner accounting and retirement solutions business competes not only with third party providers but also with in-house systems. Financial institutions competing with the Company may have an advantage because they can take into consideration the value of their clients' funds on deposit or under management in pricing their services. The Company believes its most significant competitors for third-party shareowner accounting systems and subaccounting systems are Bank of New York Mellon Corp. and SunGard Data Systems, Inc. The Company believes its most significant competitors for retirement savings plan accounting and recordkeeping services are SunGard Data Systems, Inc., Ascensus and GreatWest. The Company believes its most significant competitor for REIT processing services is Phoenix American.

ALPS asset servicing products and solutions compete with third party providers and in-house systems. Competitors of the ALPS asset servicing business include large and regional custodial banks. ALPS believes its most significant competitors for open-end mutual fund servicing include U.S. Bank, UMB Bank and Bank of New York Mellon Corp. For hedge fund servicing, ALPS competes with SS&C, Stone Coast and several other hedge fund administrators. For ETF servicing, ALPS competes with Foreside, SEI and in-house systems. In the asset gathering business, ALPS principally competes with asset management firms. For sponsored closed end funds with distribution ALPS competes with Blackrock, Eaton Vance and Nuveen and, without distribution, competes with First Trust and Claymore. In ETF distribution, ALPS competes with a variety of firms, including iShares, State Street, Vanguard, First Trust and Claymore.

The Company's AWD products compete with BPMS vendors, other data processing and financial software vendors. Competitive factors include features and adaptability of the software, level and quality of customer support, software development expertise, and price. The Company believes that it can compete effectively in those markets the Company chooses to pursue. The Company believes its most significant AWD competitors are Appian, IBM/Lombardi, PegaSystems, Progress/Savvion and TIBCO Software, Inc.

The Company's EFS product competes with providers of document storage and management solutions. The Company believes its most significant EFS competitors are IBM, HP, EMC and Iron Mountain Digital.

DST Global Solutions' competitors vary by market segment and solution set. The Company believes that its most significant competitors in investment and fund accounting solutions globally include SunGard Data Systems, Inc., Simcorp and IGEFI. In the middle office the competitors include RiskMetrics and Algorithmics in risk analytics, and StatPro and Bisam in performance measurement. The Company expects that the mix of competitors will shift over time as the industry changes from more traditional investment strategies around equities and fixed income instruments to encompass alternative investment products. The primary competitors in distribution solutions include GBST, Bravura and FNZ in markets such as Australia. The Company believes that it has a unique combination of capabilities against this array of competitors because of its expertise in specific application areas such as large-scale accounting and record-keeping applications.

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

 Intellectual Property

The Company holds U.S. patents, U.S. copyrights and various trademarks covering various aspects of the information processing and computer software services and products provided by the Financial Services Segment. The duration of the patent term is generally 20 years from its earliest application filing date. The patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to Financial Services are valuable, the success of Financial Services primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

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

The Output Solutions Segment North America business has four principal operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. The North America business provides print and electronic delivery services for client bills and statements related to transaction events. The acquisitions of Newkirk Products, Inc. in 2011 and Capital Fulfillment Group in 2010 expand the North America business to include participant enrollment and compliance communications related to retirement, insurance, mutual funds and healthcare plans. The business also provides significant cross selling opportunities and leverage in both DST's retirement and insurance solutions businesses.

Innovative Output Solutions Limited ("IOS") has three principal operating facilities in the United Kingdom and is among the largest direct communications manufacturers in that country. The United Kingdom business is oriented to data driven marketing communications and direct mail campaigns with transaction printing accounting for less than 20% of revenues.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. ("Newkirk"), an industry leader in the development and deployment of communications, education and investment information for clients in the retirement planning, managed care and wealth management industries. Newkirk is operated as a unit of the Output Solutions Segment and its results have been reported in that segment from the date of acquisition. Newkirk's on-demand publishing and marketing solutions complement the Segment's breadth of transactional and digital fulfillment solutions. The acquisition also extends the Segment's capabilities in the healthcare industry.

On August 5, 2011, DST's Innovative Output Solutions ("IOS") subsidiary acquired the outstanding stock of Lateral Group Limited ("Lateral"), a U.K. company engaged in integrated, data driven, multi-channel marketing. The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook. In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and providing additional solutions such as data insight and online marketing to the IOS client base.

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

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products in North America are also distributed or bundled with product offerings to clients of the Financial Services Segment.

	Year Ended December 31,
Output Solutions Operating Data	2011	2010	2009
Revenues (in millions)
U.S. operating revenues
Mutual fund/investment management	$98.1	$104.9	$108.9
Telecommunications, video and utilities(2)	146.9	225.8	193.5
Healthcare related services	24.4	20.7	21.2
Other financial services	87.8	66.2	54.1
Other	28.9	28.3	34.4

	386.1	445.9	412.1

International operating revenues
Investment management and other financial services	85.3	51.0	36.8
Telecommunications, video and utilities	40.1	34.8	29.4
Other	98.3	32.4	4.0

	223.7	118.2	70.2

Total operating revenues	609.8	564.1	482.3
Out-of-pocket reimbursements(1)	607.0	575.8	571.5

Total revenues	$1,216.8	$1,139.9	$1,053.8

Images produced (billions)(3)	11.1	11.1	12.9
Items mailed (billions)(3)	2.7	2.3	2.4

(1)
Principally postage expenditures, which are reimbursed by the customer.

(2)
Includes a significant $63.0 million contract termination payment in 2010.

(3)
Excludes volumes for dsicmm Group Limited in 2010.

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

For the Financial Services industry, products and services include electronic printing, variable and selective insertion and distribution of custom-designed shareowner and other account-based communications, including transaction confirmations, dividend checks, account statements and year-end tax reports. These clients are offered the capability of personalizing their individual customer communications through proprietary segmentation tools that facilitate targeted messaging and utilization of syndicated content and full color. The Output Solutions Segment is integrated in part with and uses processing functions of the Company's TA2000 system and the Company's information data processing facilities.

Single-source statement and bill production services are provided to the Mutual Fund, Retirement, Brokerage, Banking, Consumer Finance, Video/Broadband, Telecommunications, Healthcare, Insurance, Utilities, Package Delivery and other service industries.

Advanced high-speed, full-color digital printing solutions and targeted messaging and graphics management tools provide clients with additional capabilities to develop marketing campaigns, cross-sell services and improve customer loyalty.

Advanced statement consolidation capabilities, which combine data from multiple services and funds into a single integrated statement, offer clients potentially significant savings both in paper and mailing costs while creating a marketing tool for companies seeking to establish brand name recognition and sell combined services.

Output's Customer Portal enables clients to access multiple tools that support their statement and bill production services. These tools include campaign management, online job auditing, job and mail tracking, etc. In addition, clients can use near real-time reports and inquiries to monitor production activities, including job tracking, postage expense amounts and insert counts, throughout the production process.

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

In response to recent changes in postal regulations, the Output Solutions Segment has expanded its postal processing offerings. A value-added service called Smart Commingling combines multiple clients' First-Class mail to qualify for finer ZIP Code sortation. Combining clients' mail pieces enables more mail to meet the volumes established by the USPS for three-digit and five-digit priority processing. The service enables the Company to bypass traditional postal processing touch-points resulting in faster delivery times, which can enhance customer satisfaction and help clients get a return response or get paid faster. The Segment's postal equipment is among the largest and the processes are among the most advanced in existence. The Segment processed more than 800 million pieces in 2011 through its advanced commingling solution in the U.S. operating facilities.

In 2010, the Output Solutions Segment in the U.S. deployed automated returned mail processing. This provides clients with account level details for customers' whose mail was undeliverable. Additionally, processes were integrated to improve address quality, providing a solution to a leading reason for non-delivery of mail. Together, these tools help clients reduce postage expense while delivering mail in a more timely, accurate manner.

The Output Solutions Segment deployed the Intelligent Mail barcode for all U.S. clients. The Segment's Full Service Intelligent Mail solution enables clients to pay the best available postage rates for their mail volume and postal density. Its continuous mail processing capability allows the Segment to release mail expeditiously into the postal stream throughout the day.

Mail piece tracking software integrated with the U.S. Postal Service allows clients to predict incoming mail volumes and confirm consumer delivery in order to prevent unnecessary past due notices or calls and thus to save costs and enhance customer satisfaction. By providing clients information to assist in predicting mail delivery, this software provides clients the ability to make decisions about how to properly staff their processing and call centers.

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

In the U.K., IOS provides postal optimization of both U.K. and international mail. The U.K. market is deregulated, with a number of alternate postal providers in addition to the Royal Mail. The processing of data allows the optimization of postage through the lowest cost routing solution. The consolidation and pre-sortation of international-destined mail via a network of overseas postal providers provides savings to IOS clients.

Marketing and Personalization Services

Targeted Marketing

The Company's Cross Media Intelligence/SmartTouch offering allows clients to segment their customer databases for targeting variable campaigns through selective inserting, personalized messaging and the targeted use of syndicated content to selected audiences across multiple output media. The offering includes a graphical workflow management capability that enables clients to create, target and schedule text graphics that are dynamically placed on the color statements for both print and electronic distribution. This solution facilitates customer acquisition, response rates, nurturing and retention, product cross selling and brand awareness.

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

Variable data printing technology allows individual mail pieces to be personalized in order to drive response rates, increase average order values and boost sales. Solutions allow for monthly short runs to large cross-country campaigns according to the client needs.

In the U.K., IOS delivers tailored one-to-one communication to their clients, driven by transactional history and a client's profile. Content is delivered using the most appropriate technology, including offset litho, laser, and inkjet output, plus eDelivery. This provides clients with ability to deliver relevant communication via text and graphics.

The acquisition of Lateral by IOS allows it to extend and develop its service/product offerings by further integrating communications through print, data and eSolutions and by providing additional solutions such as data insight and online marketing to the IOS client base.

In the U.K., Lateral specializes in combining data-led strategic insight with a range of technology-led, multi-channel digital and offline outputs to optimize customer communications. Lateral offers a range of services including Single Customer View Build and Management, Data Analysis and Consultancy, Email and Mobile Marketing, Cross Media Campaign Management, Creative Services, Media Trading Platforms and Print Management.

Revenue for these services is generally based on the number of distributed mail pieces.

Fulfillment

In 2011, the Output Solutions Segment continued to integrate and expand the operations of Capital Fulfillment Group, a marketing and technology solutions company that specializes in the development and implementation of marketing, fulfillment and compliance automation services. Its marketing and sales platform provides a suite of solutions that includes the proliferation and distribution of financial content, fund fact sheet creation, portfolio illustration, variable data printing services, and comprehensive literature and product fulfillment services.

In the U.K., IOS provides services similar to those provided in North America, as well as the fulfillment of magazines in response to subscriptions, fulfillment of books and learning products for a government learning initiative and product fulfillment for charities.

Electronic Solutions

The Output Solutions Segment has created an automated information and technology infrastructure that electronically formats data and manages presentation over the Web and provides alternative media in the form of encrypted CD/DVD and computer output microfiche ("COM"). As electronic statements and payment solutions have become more widely expected by consumers and intermediaries, communications service providers, utility companies, financial services firms, healthcare insurers and other companies continue to implement electronic presentment capabilities. To fulfill this requirement, the Company offers a broad range of electronic solutions designed to meet the needs of electronic statement presentment, payment and distribution.

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

A number of key alliances have been established with industry-leading companies to extend the reach and value of the Output Solutions Segment's electronic solutions. Because of its industry-leading volumes, state-of-the-art processing systems and client relationships, the Company is a full-service supplier of fully integrated business and marketing communications including print and electronic statements and digital output solutions. The Company stresses the benefits of a single input file to seamlessly migrate end customers from print to electronic presentment including support for both biller direct and consolidated distribution models.

The Output Solutions Segment has one of the largest and most scalable electronic statement presentment solutions in the market. The presentment platform can be quickly extended with new product features and functionality to continuously enhance the experience of their client's customers. The architecture scales to support client volume and is designed to seamlessly integrate with back-end systems, as well as DST's solutions. Increasing electronic adoption can save clients money, help them make money and allow them to meet their customers' demands. Revenues from electronic statement and payment solutions are generally based on the number of statements processed, loaded, viewed, distributed and payments processed electronically. These revenues are influenced by both new account acquisitions and consumer adoption rates. Revenue is also derived from the number of images processed to alternative media.

Digital Postal Mail

The Output Solutions Segment offers Digital Postal Mail, which is a digital facsimile of paper mail, generated from the same print stream used to create paper mailings and tied to a recipient's street address.

Production Facilities

The Output Solutions Segment business in North America has four major production facilities located in the North America and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-Class mailers in the U.S. IOS has seven production facilities in the U.K. and is among the largest direct communications manufacturers in that country.

The Output Solutions Segment has proprietary processes and technologies that provide a fully integrated, computerized and automated production environment. The production system (i) processes, logs, verifies and authenticates customer data; (ii) creates automated production controls for a statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters; (iii) models production runs on-line before printing or electronic transmission; and (iv) enables postal processing, sorting and discounting to be performed electronically.

The Company continues to expand its DPT printing and inserting platform for its U.S.-based Output Solutions Segment operations. In connection with the platform, the Segment's DPT printer capabilities include full-color variable data printing and higher resolution digital-color printing with variable processing options such as integrated Punch/Perforation, Selective Perforation and in-line MICR production. The Segment is CPSA (Check Payment Systems Association) certified for enhanced check printing security feature capabilities.

IOS has three principal production facilities in the U.K. to deliver a range of output types, including offset litho printing, high-quality digital printing and toner- and inkjet-based printing.

Customer Concentration

The Output Solutions Segment's five largest clients accounted for 21.5% of segment operating revenues in 2011, including 10.1% from its largest client.

 Marketing / Distribution

The Output Solutions Segment offers its services directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's services are also distributed or bundled with product offerings to clients of the Financial Services Segment. The Output Solutions Segment maintains a field operations sales staff, as well as client services, technical support teams and design resources, to target these markets. Key marketing alliances have been established with industry-leading companies to extend the reach and value of the Output Solutions Segment's print and electronic statement and billing output solutions.

Environmental Initiatives

The Output Solutions Segment advocates preserving natural resources and more efficient use of energy while supporting measures that enhance the health and safety of its associates and communities. The segment works with its clients to reduce paper wastage and carbon emissions, as well as to recycle paper waste. In the U.S., DST Output was one of the original signatories to the Carbon Disclosure Project, which is a global voluntary carbon footprint disclosure effort by corporations initiated in 2000. Examples of "green" and environmentally friendly initiatives in the U.S. include switching from toner-based to water-based inkjet ink that is non-hazardous and made of 95 to 98% water. DST Output orders paper stock for the Company's U.S. production facilities from sustainably-managed forests under the guidance of the Sustainable Forestry Initiative and the Forest Stewardship Council, which call for the responsible management and stewardship of forested environments. DST Output's U.S. and U.K. facilities received chain of custody certification through the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Forestry Stewardship Council (FSC) to print the SFI and FSC logos on forms and envelopes when the Segment purchases certified paper. In the U.S., DST Output's DPT platform utilizes plain white paper, as opposed to pre-printed stock, which reduces obsolete inventory. The DPT platform also has the ability to use recycled paper. DST Output has been recognized by the State of California Integrated Waste Management board and Waste Reduction Award Program on four occasions for its commitment to improving the environment by reducing waste. DST Output has also initiated several conservation and energy saving measures that reduce its use of water and electricity.

Competition

The key competitive factors for the Output Solutions Segment in the U.S. are price, the ability to offer single-source print and electronic statement and billing output solutions, postage capabilities allowing more efficient delivery and potential cost savings, the range of customization options available for personalizing communications and their ease of application, the quality and speed of services provided, the multi-channel delivery capability based on customer preference, the quality of customer support and the ability to handle large volumes efficiently and cost effectively. The most significant competitors for print or electronic statement and billing output solutions are (i) those companies that provide these services on an in-house basis, (ii) local companies in the cities where the Segment's printing operations are located and (iii) national competitors, including R.R. Donnelly, Inc., FiServ, Inc., Broadridge, Inc., CSG Systems International, Inc. and First Data Corporation.

In the U.K., IOS has been successful in moving away from commodity-based, price sensitive services and into delivering wider, more intelligent service-based solutions. This is where IOS can add value and deliver real return on investment for clients. The U.K. market remains competitive with a mature print management model and smaller competitors operating in niches. Key competitors include: RR Donnelly, Communisis, Adare, Howard Hunt, Polestar Plc., and St Ives Plc.

The information in Part II, Item 8 (Financial Statements and Supplementary Data) and in Note 16 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1.

 Intellectual Property

The Company holds U.S. patents, U.S. copyrights and various trademarks covering various aspects of the statement and mail processing services and technology provided by the Output Solutions Segment. In addition, the Company is engaged in a continuing effort to patent the new technology it develops for the Output Solutions Segment. The duration of each patent term is generally 20 years from its earliest application filing date. A patent term is not renewable. The durations of the copyrights depend on a number of factors, such as who created the work and whether he or she was employed by the Company at the time. The trademark rights generally will continue for as long as the Company maintains usage of the trademarks. The Company believes its copyrights are adequate to protect its original works of authorship. The Company believes that although the patents, trademarks and copyrights related to the Output Solutions Segment are valuable, the success of the Output Solutions Segment primarily depends upon its product and service quality, marketing and service skills. Despite patent, trademark and copyright protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's systems and processes.

Agreements

The Company's subsidiaries in the Output Solutions Segment typically enter into multi-year agreements with their clients. Separately negotiated written agreements (a) contain service standards and (b) sometimes allow clients to terminate for convenience with the payment of a termination fee. They typically obligate the Company's subsidiary to indemnify the client for damages arising from the subsidiary's breach, limit the subsidiary's liability for performing the services and allow either party to avoid automatic renewal by notice to the other. Other than terms and conditions that evolve as a result of technology capabilities, new laws, regulations, industry practices and contract administration procedures, the terms and conditions contained in typical Output Solutions Segment client agreements have not changed materially over the last three years.

INVESTMENTS AND OTHER SEGMENT

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and joint ventures, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $730.3 million at December 31, 2011, including approximately 10.3 million shares of State Street Corporation ("State Street"), 15.0 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.4 million, $122.7 million and $34.8 million, respectively, based on closing exchange values at December 31, 2011. The information in Part II, Item 8 (Financial Statements and Supplementary Data), in Note 16 (Segment and Geographic Information) is incorporated by reference in partial response to this Item 1.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of December 31, 2011 (in millions):

	DST wholly- owned*	Joint venture- owned*
Occupied by DST and related affiliates	1.9	0.5
Occupied by third parties	1.4	2.4

Total	3.3	2.9

*
Amounts exclude square footage of wholly-owned data centers and a joint venture-owned 1,000 room convention hotel.

DST considers its data centers to be specialized operational assets and does not consider them to be real estate assets. Therefore, its data centers are not included in its real estate operations, but rather are included in the Financial Services Segment.

SOFTWARE DEVELOPMENT AND MAINTENANCE

The Company's software development and maintenance efforts are focused on introducing new products and services, as well as ongoing enhancement of its existing products and services. The following table summarizes software development and maintenance and enhancements and capitalized software development costs (in millions):

	Year Ended December 31,
	2011	2010	2009
Software development, maintenance and enhancements	$162.6	$162.1	$176.1

Capitalized software development costs	$31.4	$27.8	$27.7

EMPLOYEES

As of December 31, 2011, the Company and its majority-owned subsidiaries employed approximately 12,300 employees, including approximately 7,900 in the Financial Services Segment and 4,400 in the Output Solutions Segment. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 5,400 employees, including approximately 2,200 at BFDS, 2,400 at IFDS U.K., 500 at IFDS Canada and 300, in aggregate, at IFDS Luxembourg and IFDS Ireland. Except for certain employees of Howitt Limited, a subsidiary of the Lateral Group, which was acquired in 2011, none of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 1A.    Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Many of these are beyond our control. A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2011.

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

Events that adversely affect our clients' businesses, rates of growth or numbers of customers they serve, including decreased demand for our customers' products and services, adverse conditions in our customers' markets or adverse economic conditions generally could decrease demand for our products and services and the number of transactions we process. We may be unsuccessful in predicting the needs of changing industries and whether potential customers will accept our products or services. If trends or events do not occur as we expect, we could be negatively impacted.

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

Our clients use computer technology based products and services in the complex and rapidly changing markets in which they operate. We must substantially invest in technology and systems to meet customer requirements for technology and capacity. If we do not meet clients' technology and capacity requirements in advance of our competitors or if the investments we make are not cost-effective or do not result in successful products or services, our businesses could be adversely affected.

The quality or availability of postal system services could decrease, reducing the volume of printed customer communications and negatively impacting our business.

The Company is dependent on postal delivery systems for final delivery of printed customer communications. Postal delivery systems are facing economic pressures from the reduction in first class mail and certain postal delivery systems have experienced work stoppages and other interruptions. Accuracy and speed of delivery are important factors for clients using printed communications in their businesses. Changes in the timeliness and quality of postal delivery could negatively impact the level of printed communications delivered by our customers to their clients. A decrease in such communications could lower our revenues.

Decreased demand for traditional printed and mailed communications may adversely affect our business, depending on the extent to which our customers' and their clients' acceptance of electronic alternatives continues to grow.

To the extent clients' customers select electronic presentment and delivery of communications, the demand for our services for production and distribution of printed documents will decrease. We provide electronic presentment and delivery solutions, but they are priced differently and require different capabilities than print-mail solutions. Customers may choose to perform electronic hosting and distribution of communications to customers internally or select electronic solution providers other than the Company. These events could result in lower revenues.

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

We are subject to intense competition from other established service providers in all industries we serve. Some of our competitors are able to bundle service offerings and offer more appealing pricing structures. Some of our clients, or the clients they serve, may develop, have developed or are developing the in-house capacity to perform the transaction processing, recordkeeping and output services they have paid us to perform. Some of our competitors and clients have greater financial and human resources and access to capital than we do.

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

A number of our businesses are subject to U.S. or foreign regulation, including privacy, licensing, processing, recordkeeping, investment adviser, broker/dealer, reporting and related regulations. Any violation of applicable regulations could expose us or those businesses to significant fines or sanctions or damage our reputation, which could adversely affect our business or financial performance. Governmental changes and uncertainties surrounding services we provide could increase our costs of business or diminish business, which could materially and adversely affect the Company's financial results.

Our clients are subject to government regulation that could affect our business.

Our clients are subject to extensive government regulation, including investment adviser, broker/dealer and privacy regulations applicable to services we provide to the financial industry and insurance, privacy and other regulations applicable to services we provide to the healthcare industry. Changes in, and any violation by our clients of, applicable laws and regulations (whether related to the services we provide or otherwise) could diminish their business or financial condition and thus their demand for our products and services. Demand could also decrease if we do not continue to offer products and services that help our clients comply with regulations.

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

We may be unsuccessful in determining or controlling when and whether events occur, that could cause varying financial results. Unfavorable results may occur that we did not anticipate or take advance action to address. The various reasons our quarterly and annual results may fluctuate include unanticipated economic conditions, and costs for starting up significant client operations, for hiring staff, and for developing products. Our results may also vary as a result of pricing pressures, increased cost of supplies, timing of license fees, the evolving and unpredictable markets in which our products and services are sold, changes in accounting principles, and competitors' new products or services.

Investment decisions with respect to cash balances, market returns or losses on those investments, and limits on insurance applicable to cash balances held in bank and brokerage accounts, including as agent on behalf of our clients, could expose us to losses of such cash balances and adversely affect revenues attributable to cash balance deposit investments.

As part of our transaction processing and other services, we maintain and manage large bank and investment accounts containing client funds, which we hold as agent, as well as operational funds. Our revenues include investment earnings related to client fund cash balances. Our choices in selecting investments, or market conditions that affect the rate of return on or the availability of investments, could have an adverse effect on the level of such revenues. The amounts held in our operational and client deposit accounts could exceed the limits of government insurance programs of organizations such as the Federal Deposit Insurance Corporation and the Securities Investors Protection Corporation, exposing us to the risk of loss.

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

Our proprietary applications and related consulting and other services include the processing of financial and healthcare transactions for our clients and their customers and the design of benefit plans and compliance programs. The dollar amount of transactions processed is vastly higher than the revenues derived from providing these services. Transaction processing or operational errors, or process mismanagement, could cause, among other potential issues, processing delays, disclosure of protected information, miscalculations, failure to follow a client's instructions or meet specifications, failure of third parties (including regulatory authorities) to recognize the limitations of our role as our clients' agent or consultant, mishandling of pass-through disbursements or other processes, or fraud committed by third parties. We may be subject to claims, including class actions, for reimbursements, losses or damages arising from any transaction processing or operational error, or from process mismanagement. Because of the sensitive nature of the financial and healthcare transactions we process, our liability and any alleged damages may significantly exceed the fees we receive for performing the service at issue. Litigation could include class action claims based, among other theories, upon various regulatory requirements and consumer protection and privacy laws that class action plaintiffs may attempt to use to assert private rights of action. Any of these claims and related settlements or judgments could affect our profitability, damage our reputation, decrease demand for our services, or cause us to make costly operating changes.

We are substantially dependent on our intellectual property rights, and a claim for infringement or a requirement to indemnify a client for infringement could adversely affect us.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our financial condition, results of operations and cash flow. We rely on patent, trade secret and copyright laws, nondisclosure and other contractual agreements and security measures to protect our proprietary technology. We cannot guarantee these measures will be effective. Our products and services rely on technology developed by others, including open source software, and we have no control over possible infringement of someone else's intellectual property rights by the provider of this technology. The owner of the rights could seek damages from us rather than or in addition to the persons who provide the technology to us. We could be subject at any time to intellectual property infringement claims that are costly to evaluate and defend. Our clients may also face infringement claims, allege that such claims relate to our products and services, and seek indemnification from us.

Failure to protect our confidential information and that of our clients, their customers, and our employees could hurt our business.

We electronically maintain trade secrets and proprietary or sensitive information, including financial, personal health and other information of our clients, their customers and our employees. In certain circumstances, vendors have access to such information in order to assist us with responsibilities such as, producing benefit plan identification cards, maintaining software we license on our own behalf or resell to others, or helping clients comply with anti-money laundering regulations. A breach of our security systems and procedures or those of our vendors could cause us to receive significant claims for liability or to incur significant costs for notices required by law to be sent to affected individuals. It could also cause our customers to reconsider using our services and products, damage our reputation, or otherwise have a material adverse effect on us. We maintain systems and procedures to protect against unauthorized access to electronic information and cybersecurity attacks, and we generally impose security requirements on our vendors, but we cannot guarantee these systems, procedures or requirements will always protect us. Rapid advances in technology may prevent us from anticipating all potential security threats or promptly identifying all security breaches, and the limits and costs of technology, skills and manpower could prevent us from adequately addressing these threats.

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

Some of our joint venture investments are subject to buy-sell agreements, which may, among other things, restrict us from selling our interests even when we believe it is prudent to do so.

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

Various plans, agreements, laws and organizational documents may have anti-takeover effects.

Provisions in our Certificate of Incorporation, Bylaws, certain plans and agreements, and applicable laws could make it more difficult for a party to make a tender offer for our shares or complete a takeover, which is not approved by our Board of Directors. The provisions include:

  •
  super-majority stockholder approval required for certain actions

  •
  staggered terms for directors

  •
  specific procedures for stockholders to nominate new directors

  •
  the Board's authority to issue and set the terms of preferred stock

  •
  a stockholders' rights plan that would cause substantial dilution to a person or group that acquires 15% or more of our outstanding common stock (as determined pursuant to the rights plan) without the approval of our Board of Directors

  •
  various rights of debenture holders, joint venture co-owners, lenders and certain customers and executives in the event of a change in control

  •
  public reporting of ownership and of changes in ownership by stockholders with at least a 5% interest in us

  •
  legal restrictions on business combinations with certain stockholders

Because of contractual commitments, a change in control could affect our operating results and weaken our management retention and incentive tools.

A change in control of the Company would trigger various rights and obligations in service agreements with our customers and in agreements governing our joint ventures. A change in control could also allow some clients to terminate their agreements with us or to obtain rights to use our processing software. We are parties to joint venture agreements that allow other co-owners to buy our equity interests if we undergo a change in control. Under certain executive equity-based and other incentive compensation awards, benefit programs and employment agreements with our management, a change in control by itself, or an individual's termination of employment without "cause" or resignation for "good reason" (each as defined in applicable agreements) after a change in control could accelerate funding, payment or vesting, as applicable, under such agreements and programs. This accelerated funding, vesting or payment may decrease an employee's incentive to continue employment with us. Certain executive officers have agreements with us that require us to continue to employ them for three years after a change in control or to pay certain amounts if we terminate their employment without cause or they resign for good reason following a change in control. The executives might not be incented to achieve desired results for the new owners of our business, and the cost of keeping the executives on the payroll might deter potential new owners from acquiring us or hinder new owners from hiring replacement management.

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

Our business strategy anticipates that we will supplement internal growth by pursuing acquisitions of complementary businesses. We may be unable to identify suitable businesses to acquire. We compete with other potential buyers for the acquisition of other complementary businesses. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected. Information we obtain about an acquisition target may be limited and there can be no assurance that an acquisition will perform as expected or positively impact our financial performance. Potential acquisitions involve risk, including the risk we would be unable to effectively integrate the acquired technologies, operations and personnel into our business, and the risk that management's attention and our capital would be diverted from other areas of our business.

If our new investments and business initiatives are not successful, our financial condition could be adversely affected.

We are investing heavily in our products for the insurance, brokerage and retirement industries. Our investments may not lead to successful deployment of our new products and increases in the level of volumes of certain businesses. If we are not successful in creating value from our investments, the lack of new product sales could have a negative impact on the Company's financial condition and prospects.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following table provides certain summary information with respect to the principal properties owned or leased by the Company. The Company believes the facilities, office space and other properties owned or leased are adequate for its current operations.

Location	Use(1)	Owned/ Leased(2)		Square Feet
Financial Services Segment(3)
Kansas City, MO	Office Space	Owned	(4)	498,000
Kansas City, MO	Office Space	Leased		491,000
Kansas City, MO	Data Center	Owned		163,000
St. Louis, MO	Data Center	Owned		109,000
Jefferson City, MO	Office Space	Leased		28,000
Harrisburg, PA	Office Space	Leased		217,000
King of Prussia, PA	Office Space	Leased		3,000
Birmingham, AL	Office Space	Leased		98,000
Denver, CO	Office Space	Leased		63,000
Lawrence, KS	Office Space	Owned	(4)	49,000
Minneapolis, MN	Office Space	Leased		30,000
Boston, MA	Office Space	Leased		28,000
Southfield, MI	Office Space	Leased		16,000
New York, NY	Office Space	Leased		15,000
Baltimore, MD	Office Space	Leased		13,000
Bellevue, WA	Office Space	Leased		6,000
Hyderabad, India	Office Space	Leased		111,000
Bangkok, Thailand	Office Space	Leased		92,000
Melbourne, Australia	Office Space	Leased		33,000
Sydney, Australia	Office Space	Leased		6,000
London, United Kingdom	Office Space	Owned		31,000
London, United Kingdom	Office Space	Leased		4,000
Johannesburg, South Africa	Office Space	Owned		8,000
Vancouver, Canada	Office Space	Leased		5,000
Eight other smaller properties	Office Space	Leased		16,000
Output Solutions Segment(3)
El Dorado Hills, CA	Production	Owned	(4)	580,000
El Dorado Hills, CA	Office Space	Leased		47,000
Kansas City, MO	Production	Owned	(4)	304,000
Kansas City, MO	Office Space	Owned	(4)	66,000
Hartford, CT	Production	Owned	(4)	302,000
Albany, NY	Production	Leased		136,000
Weymouth, MA	Production	Leased		75,000
Butler, NJ	Office Space	Leased		7,000
Minneapolis, MN	Office Space	Leased		2,000
Roseburg, OR	Office Space	Leased		1,000
Bristol, United Kingdom	Production	Owned	(4)	126,000
Dagenham, United Kingdom	Production	Leased		175,000
Nottingham, United Kingdom	Production	Leased		138,000
Jarrow, United Kingdom	Production	Leased		100,000
Manchester, United Kingdom	Production	Leased		75,000
Peterborough, United Kingdom	Production	Leased		50,000

Location	Use(1)	Owned/ Leased(2)		Square Feet
Edinburgh, United Kingdom	Production	Leased		19,000
London, United Kingdom	Office Space	Leased		4,000
Toronto, Canada	Production	Owned		113,000
Ottawa, Canada	Production	Leased		13,000
Investments and Other Segment(5)
Kansas City, MO	Office Space	Owned	(4)	570,000
Kansas City, MO	Production	Owned		177,000
Kansas City, MO	Retail	Owned		58,000
Kansas City, MO	Office Space	Leased		4,000
El Dorado Hills, CA	Office Space	Owned		48,000
London, United Kingdom	Office Space	Owned		24,000
London, United Kingdom	Retail	Owned		9,000
Johannesburg, South Africa	Office Space	Owned		7,000

(1)
Property specified as being used for production includes space used for manufacturing operations and warehouse space.

(2)
In addition, but not included in the above table, the Company: 1) owns a number of surface parking facilities, a 120 unit apartment building, various developed and undeveloped properties, and an underground facility with 536,000 square feet leased to third parties, all located in Kansas City, Missouri; 2) owns approximately 200 acres of undeveloped land adjacent to its buildings in El Dorado Hills, California; 3) leases space in Whistler, Canada, Singapore, Beijing, Hong Kong and Shanghai, China, Zurich, Switzerland, and Dubai, United Arab Emirates; and 4) leases approximately 71,000 square feet of office and production space in the U.K., for which 24,000 square feet is subleased to third parties and the Company plans to sublease or exit the remainder.

(3)
Includes approximately 2.2 million square feet of property owned or leased by the Company's real estate subsidiaries, which are part of the Investments and Other Segment. These properties are primarily leased to other segments of the Company, including approximately 0.9 million square feet in the Financial Services Segment and 1.3 million square feet in the Output Solutions Segment. The Financial Services Segment has subleased 97,000 square feet of office space to third parties. The Output Solutions Segment has sub-leased 73,000 sq. ft. of office space to third-parties.

(4)
Several owned properties are mortgaged with aggregate indebtedness of $119.7 million as of December 31, 2011.

(5)
The Company, through its real estate subsidiaries, leases office and production space to various third-party tenants in Kansas City, Missouri, El Dorado, California, United Kingdom, and South Africa. The number of square footage leased to third-parties in office, retail and production facilities is 543,000, plus approximately 480,000 in square footage leased to third parties at the underground facility.

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

Item 4.    Mine Safety Disclosures

None.

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of stockholders scheduled for May 8, 2012.

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

Thomas A. McDonnell, age 66, has served as director of the Company since 1971. He has served as Chief Executive Officer of the Company since October 1984, and he served as President of the Company from 1973 through mid-2009 (except for a 30 month period beginning in 1984 and ending in 1987). He served as Treasurer of the Company beginning in 1973 and ending in 1995 and as Vice Chairman of the Board beginning in 1984 and ending in 1995. He is a director of Euronet Worldwide, Inc. and Kansas City Southern Industries, Inc. Within the past five years, he was also a director of Blue Valley Ban Corp., Garmin Ltd. and Commerce Bancshares, Inc.

Stephen C. Hooley, age 48, joined the Company in mid-2009 as its President and Chief Operating Officer. His responsibilities include Shareowner accounting and retirement solutions, Automated Work Distributor products, DST Brokerage Solutions, DST Insurance Solutions, information systems, product sales and marketing, data centers, and human resources. He served from 2004 through mid-2009 as President and Chief Executive Officer of Boston Financial Data Services ("Boston Financial"). In 2009, he began serving as non-executive Chairman of Boston Financial. Beginning in 2007, he has served as Chief Executive Officer of IFDS, L.P.

Jonathan J. Boehm, age 51, joined the Company in 1977. He became an Executive Vice President during 2009. Prior to his current position, he served since 1997 as Group Vice President—Mutual Funds Full Service. He is responsible for DST HealthCare Holdings, Inc. and its subsidiaries DST Health Solutions and Argus Health Systems.

Robert L. Tritt, age 56, joined the Company in 1977. He became Executive Vice President of DST's U.S. Investment Recordkeeping Solutions business in 2009. Prior to his current position, he served since 1989 as Group Vice President with responsibility for product development and customer relationships for remote processing mutual fund customers. He is responsible for the development and operations of the company's proprietary applications supporting recordkeeping for mutual fund shareholders. Additionally, he is responsible for both ASP (Remote) and Full Service customer operations using such applications.

Thomas R. Abraham, age 60, began serving in 2007 as Chief Executive Officer of DST Global Solutions, an indirect wholly-owned subsidiary. Prior to joining the Company, Mr. Abraham served at Citibank, N.A. from 2001 as Managing Director and Head of Strategic Solutions—Global Transaction Services.

Edmund J. Burke, age 51, is the President of ALPS Holdings, Inc., which provides asset servicing and gathering solutions to the investment management industry and became a wholly-owned Company subsidiary during 2011. He joined ALPS in 1991, has served as President since 2000 and is responsible for ALPS' advisory, distribution, mutual fund and hedge fund services. As part of his responsibilities for the ALPS group of companies, Mr. Burke is President and Trustee of Clough Global Allocation Fund, Clough Global Equity Fund and Clough Global Opportunities Fund; Trustee of Liberty All-Star Equity Fund; Director of Liberty All-Star Growth Fund, Inc., and Chairman of the Board and President of Financial Investors Trust. Each of these funds operates as a registered investment company pursuant to the Investment Company Act of 1940.

Steven J. Towle, age 54, has served since 2004 as President and Chief Executive Officer of the Company's subsidiary DST Output. Prior to joining the Company, he was Boston Financial's President and Chief Operating Officer during 2000 through 2003 and its Senior Vice President during 1997 through September 2000.

Gregg Wm. Givens, age 51, joined the Company in 1996 as an officer and has served as Vice President and Chief Accounting Officer since 1999.

Kenneth V. Hager, age 61, began serving the Company in 1988 as Vice President and Chief Financial Officer and in 1995 as Treasurer. He is responsible for the financial function of the Company.

Randall D. Young, age 55, joined the Company as a Vice President in 1995 and has served as Vice President, General Counsel and Secretary of the Company since 2002.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades under the symbol "DST" on the New York Stock Exchange ("NYSE"). As of February 21, 2012, there were approximately 23,900 beneficial owners of the Company's common stock.

The Company has historically retained its earnings for use in its business and did not pay dividends from its formation in 1995 through 2009. In 2010, the Company began paying cash dividends on its common stock. Future cash dividends will depend upon financial condition, earnings and other factors deemed relevant by DST's Board of Directors. Payment of dividends is subject to applicable laws and to restrictions in applicable debt agreements. On February 24, 2012, DST's Board of Directors declared a cash dividend of $0.40 per share on its common stock. The dividend will be payable April 10, 2012, to shareholders of record at the close of business on March 16, 2012.

	Dividend	High	Low
2011
1st Quarter	$0.35	$52.57	$44.09
2nd Quarter		54.70	46.31
3rd Quarter	0.35	55.68	42.18
4th Quarter		50.77	40.92
2010
1st Quarter	$0.30	$45.62	$37.44
2nd Quarter		44.40	35.91
3rd Quarter		44.55	35.45
4th Quarter	0.30	46.37	41.79

The prices set forth above do not include commissions and do not necessarily represent actual transactions. The closing price of the Company's common stock on the NYSE on December 30, 2011, was $45.52.

Stock Repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	477,492	(1)	$47.01	129,870	49,500
November 1 - November 30	20,348	(1)	$47.06		49,500
December 1 - December 31	4,440	(1)	$48.08		49,500

Total	502,280		$47.02	129,870	49,500	(2)

(1)
For the three months ended December 31, 2011, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 372,410 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted stock shares, as requested by the participants. These purchases were not made under the publicly-announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors. Of these shares, 347,622 shares were purchased in October 2011, 20,348 shares were purchased in November 2011, and 4,440 shares were purchased in December 2011.

(2)
DST's Board of Directors increased its share repurchase authorization by 2.0 million shares in the fourth quarter of 2011. This additional share repurchase authorization became effective January 1, 2012 and will expire on December 31, 2013. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

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

The following graph shows the changes in value since December 31, 2006 of an assumed investment of $100 in: (i) DST Common Stock; (ii) the stocks that comprise the S&P 400 MidCap index(1); and (iii) the stocks that comprise a peer group of companies ("Peer Group")(2). The table following the graph shows the dollar value of those investments as of December 31, 2011 and as of December 31 for each of the five preceding years. The value for the assumed investments depicted on the graph and in the table has been calculated assuming that cash dividends, if any, are reinvested at the end of each quarter in which they are paid.

Comparison of Cumulative Five Year Total Return

	As of December 31,
	2006	2007	2008	2009	2010	2011
DST Systems, Inc	$100.00	$131.81	$60.64	$69.54	$71.82	$74.72
S&P MidCap 400 Index	100.00	107.98	68.86	94.60	119.80	117.72
Peer Group	100.00	100.36	72.78	90.13	100.79	110.60

(1)
Standard & Poor's Corporation, an independent company, prepares the S&P 400 MidCap Index.

(2)
The companies included in the Peer Group are Alliance Data Systems Corp, Automatic Data Processing, Inc., Broadridge Financial Solutions, Inc., Convergys Corp, CSG Systems International, Inc., Fiserv, Inc., NCR Corp, Paychex, Inc, SEI Investments Co., TeleTech Holdings, Inc., and Total System Services, Inc.

Also included in the Peer Group data for earlier years of the five year period are the following companies: Affiliated Computer Services Inc. (included through 2009 as it was acquired by Xerox in February 2010), Ceridian Corporation (included through 2006 as it was acquired by Thomas H. Lee Partners in November 2007), Choicepoint Inc. (included through 2007 as it was acquired by Reed Elsevier in September 2008), First Data Corp. (included through 2006 as it was acquired by Kohlberg Kravis in September 2007), IMS Health Inc. (included through 2009 as it went private in February 2010), and Perot Systems Corporation (included through 2008 as it was acquired by Dell in 2009).

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

	Year Ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(dollars in millions, except per share amounts)
Operating revenues	$1,744.0	$1,713.6	$1,595.4	$1,675.5	$1,695.4
Out-of-pocket reimbursements(6)	644.7	614.9	622.5	609.9	607.1

Total revenues	2,388.7	2,328.5	2,217.9	2,285.4	2,302.5
Costs and expenses	1,997.0	1,848.5	1,813.2	1,813.6	1,828.0
Depreciation and amortization	131.6	135.4	130.4	125.3	130.6

Income from operations	260.1	344.6	274.3	346.5	343.9
Interest expense	(46.5)	(46.1)	(42.2)	(55.4)	(60.3)
Other income (expense), net	38.7	141.7	85.1	(15.5)	45.0
Gain on sale of Asurion					998.0
Equity in earnings of unconsolidated affiliates	21.7	36.4	37.3	34.7	62.6

Income before income taxes and non-controlling interest	274.0	476.6	354.5	310.3	1,389.2
Income taxes	95.8	159.1	112.9	67.4	514.5

Net income	178.2	317.5	241.6	242.9	874.7
Net loss attributable to non-controlling interest	4.9	1.0

Net income attibutable to DST Systems, Inc.	$183.1	$318.5	$241.6	$242.9	$874.7

Basic earnings per share	$4.01	$6.78	$4.87	$4.53	$13.80
Diluted earnings per share	$3.95	$6.73	$4.84	$4.21	$12.14
Cash dividends per share of common stock	$0.70	$0.60
Non-GAAP diluted earnings per share(7)	$4.09	$4.43	$3.59	$3.71	$3.48
Total assets	$3,428.6	$3,339.4	$2,912.8	$2,509.4	$3,395.9
Total debt	$1,380.3	$1,209.4	$1,221.9	$1,435.3	$1,061.1
Ratio of earnings to fixed charges(8)	5.2	8.6	7.6	5.1	18.1

(1)
The Company recognized $7.3 million of restructuring costs associated with amending sales/marketing agreements of acquired business, which were included in costs and expenses. The aggregate income tax benefit associated with this cost was approximately $2.9 million. The Company recognized employee termination expenses of $6.4 million associated with reductions in workforce, which were included in costs and expenses. The aggregate income tax benefit associated with these expenses was approximately $2.4 million. The Company recognized $3.5 million of contract termination payment operating revenues resulting from the early termination of a client processing agreement. In connection with the contract termination, the Company recorded $1.5 million of costs and expenses. The aggregate income tax expense associated with the net contract termination payment was approximately $0.8 million. The Company recognized $3.3 million of business development expenses associated with 2011 business acquisitions, which were included in costs and expenses. The aggregate income tax benefit associated with these expenses was approximately $1.4 million. The Company recognized $1.8 million of business advisory expenses, which were included in costs and expenses, associated with an action by the DST Board of Directors to retain advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio. The aggregate income tax benefit associated with these expenses was approximately $0.7 million. The Company recorded a loss accrual of $3.5 million, included in costs and expenses, associated with a regulatory inquiry related to the processing of certain pharmacy claims during 2006 - 2009. There was no income tax benefit attributable to this expense. The Company recorded $17.2 million of net gain on securities and other investments, which were included in other income, net. The aggregate income tax expense associated with this net gain was approximately $6.7 million. The Company recognized a net loss, in the amount of $1.2 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income, net. The income tax benefit associated with this net loss was approximately $0.4 million. The Company recognized $2.6 million in employee termination expenses at an unconsolidated affiliate, associated with a reduction in workforce, which is included in equity in earnings of unconsolidated affiliates. The income tax benefit associated with these expenses was approximately $0.3 million. The Company recognized a $0.7 million impairment of an unconsolidated affiliate, which is included in equity in earnings of unconsolidated affiliates. The aggregate income tax benefit associated with this expense was approximately $0.2 million.

(2)
In 2010, the Company recognized $73.4 million of contract termination payment operating revenues resulting from the early termination of two client processing agreements. In connection with the contract terminations, the Company recorded $3.1 million of costs and expenses and asset impairment charges of $3.1 million which were recorded in depreciation and amortization expense. The aggregate income tax expense associated with the net contract termination payments was approximately $26.2 million. The Company recognized employee termination expenses of $20.9 million associated with reductions in workforce, which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $8.2 million. The Company incurred expenses and net gains related to securities and other investments dispositions in 2010. Expenses were associated with a charitable donation of marketable securities in the amount of $10.2 million by the Investments and Other Segment, which was included in costs and expenses. The Company recorded $70.8 million of net gains on securities and other investments, which were included in other income (expense), net. The aggregate income tax expense associated with the expenses and net gains was approximately $19.7 million. The Company recognized dividend income from a private equity investment of $54.7 million which was included in other income (expense), net. The income tax expense associated with this dividend was approximately $12.6 million. The Company recognized a net loss, in the amount of $6.4 million, associated with the repurchase and extinguishment of senior convertible debentures, which was included in other income (expense), net. The income tax benefit associated with this net loss was approximately $2.4 million. The Company recognized an income tax benefit of approximately $2.3 million related to the release of a valuation allowance previously established on deferred income tax assets of DST Output Limited (U.K.) resulting from the acquisition of dsicmm Group. Innovative Output Solutions Limited ("IOS") was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $0.7 million) was attributed to the non-controlling interest.

(3)
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

(4)
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

(5)
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

(7)
Non-GAAP diluted earnings per share have been calculated by taking into account the impact of certain items that are not necessarily ongoing in nature, do not have a high level of predictability associated with them or are non-operational items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. A reconciliation of diluted earnings per share and non-GAAP diluted earnings per share is included below. In addition, a detailed description of the items removed from net income for the three years ended December 31, 2011 are included in Item 7, Use of Non-GAAP Financial Information.

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

 Reconciliation of Reported Diluted Earnings per Share to non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2011	2010	2009	2008	2007
GAAP Diluted Earnings per Share	$3.95	$6.73	$4.84	$4.21	$12.14
Contract termination payments, net	(0.03)	(0.87)			(0.03)
Employee termination expenses	0.08	0.27
Business development/advisory expenses	0.06
Restructuring cost to amend sales/marketing agreements	0.10
Loss accrual	0.08
Gain on sale of property				(0.01)	(0.10)
Net (gains) losses on securities and other investments	(0.23)	(0.87)	(0.21)	0.46	(0.02)
Loss (gain) on repurchase of convertible debentures	0.02	0.09	(0.07)	(0.11)
Equity in earnings of unconsolidated affiliates items	0.06		(0.05)		0.04
Dividends from private equity investment		(0.89)
Financing fee on the convertible debentures exchange and other debenture related interest costs			0.05
Gain on disposition of business (Asurion) and acquisition of business (Argus)			(0.85)		(8.56)
Other					0.06
Income tax items		(0.03)	(0.12)	(0.84)	(0.05)

Non-GAAP Diluted Earnings per Share	$4.09	$4.43	$3.59	$3.71	$3.48

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report and in the Company's other filings with the Securities and Exchange Commission. Forward-looking statements include, but are not limited to, (i) all statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future or that depend on future events, or (ii) statements about our future business plans and strategy and other statements that describe the Company's outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as "may," "will," "would," "should," "potential,", "strategy," "anticipates," "estimates," "expects," "project," "predict," "intends," "plans," "believes," "targets" and other terms of similar meaning are intended to identify such forward-looking statements. Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A, "Risk Factors" of this Form 10-K. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company undertakes no obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect new information, future events or developments, or otherwise.

Introduction

Originally established in 1969, the Company is a leading global provider of sophisticated information processing and computer software services and products. The Company's business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity funds and other financial interests have been aggregated into the Investments and Other Segment.

The Company's Financial Services Segment provides technology based solutions using its own proprietary systems. The principal industries serviced include mutual fund / investment management, brokerage, retirement life and property / casualty insurance and healthcare payer industries. The Financial Services Segment's revenues are derived primarily from remote or full service transfer agency or third party administration product offerings that utilize the Company's proprietary software applications being processed at the Company's data centers. The Financial Services Segment's revenues are generally based on the number of accounts/members/participants or transactions processed. The Company's mutual fund revenues are dependent upon the number of accounts or transactions processed. ALPS derives revenue from asset servicing and asset distribution activities, which are generally based on a percentage of assets for which services are provided. The Financial Services Segment's healthcare administration processing revenues are generally earned on a per member, per month basis for BPO services and ASP agreements. Argus derives revenue from pharmacy claims processing services and from investment earnings related to client balances maintained by Argus. The Company also derives revenues from transfer agency asset balances invested and investment earnings related to customer cash balances maintained in Company investment accounts. The Company also licenses its business process management ("BPM") software, healthcare administration processing systems software, certain investment management and, outside the U.S., certain mutual fund shareowner accounting systems. Revenues for licensed software products are primarily comprised of: (i) license fees; (ii) consulting and development revenues based primarily on time and materials billings; and (iii) annual maintenance fees. The license fee component of these revenues is not significant. The Company provides data processing services to certain clients who utilize the Company's AWD products. Revenues are primarily based upon data center capacity utilized, which is significantly influenced by the volume of transactions or the number of users. The Financial Services Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net.

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

The Investments and Other Segment's revenues are derived from rental income from Company owned and third party real estate leases. Rental income from Company owned real estate is recorded as revenue when earned, which is based on lease terms, but is eliminated in consolidation for the portion that relates to real estate leased to the Company's other consolidated subsidiaries. The Investments and Other Segment records investment income (dividends, interest and net gains (losses) on investment securities) within Other income, net. The Investments and Other Segment derives part of its income from it pro rata share in the earnings (losses) of certain unconsolidated affiliates.

Significant Events

Acquisition of ALPS Holdings, Inc.

On October 31, 2011, DST completed the acquisition of ALPS Holdings, Inc. ("ALPS"), a provider of a comprehensive suite of asset servicing and asset gathering solutions to open-end mutual funds, closed-end funds ("CEFs"), exchange-traded funds ("ETFs") and alternative investment funds.

ALPS' solutions fall into two major areas: asset servicing and asset gathering. Asset servicing clients include:

  •
  Open-end mutual funds

  •
  Exchange traded funds

  •
  Closed-end mutual funds

  •
  Hedge funds

ALPS' fund servicing platform offers:

  •
  Fund administration

  •
  Tax administration

  •
  Fund accounting

  •
  Transfer agency

  •
  Legal and compliance

  •
  Creative services

  •
  Medallion distribution

  •
  Hedge fund administration

ALPS' asset gathering solutions include:

  •
  Marketing and wholesaling services

  •
  Closed-end fund IPO launch platform providing product sales, road show and marketing support

  •
  Proprietary open-end, closed-end and Exchange Traded funds under ALPS Advisors

ALPS has approximately 340 employees and recorded $14.6 million of operating revenues for the two months ended December 31, 2011. As of December 31, 2011, ALPS had Assets Under Administration of $93.6 billion and Assets Under Active Distribution of $51.9 billion.

The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries. ALPS' comprehensive solution set allows DST to service market segments DST was previously unable to service, positions DST to service hedge funds and ETFs and expands DST's offerings beyond transfer agency. ALPS's financial results have been consolidated with those of DST beginning October 31, 2011, and are reported as part of DST's Financial Services Segment. At closing, DST paid $251.9 million funded from cash, existing credit facilities and a new term loan credit facility.

Acquisition of Lateral Group Limited

On August 5, 2011, DST's Innovative Output Solutions ("IOS") subsidiary acquired the outstanding stock of Lateral Group Limited ("Lateral"), a U.K. company engaged in integrated, data driven, multi-channel marketing. The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook. In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and providing additional solutions such as data insight and online marketing to the IOS client base.

Acquisition of IntelliSource Healthcare Solutions

On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions ("IntelliSource"), whose principal product is CareConnect which provides an automated care management system. The addition of the IntelliSource suite of solutions broadens DST Health Solutions' product offering for integrated care management, providing DST Health Solutions' health plan clients access to an array of valuable solutions—including integrated care management, workflow and analytics—that will enable them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system. DST is integrating CareConnect into its proprietary claims offerings.

Acquisition of Newkirk Products, Inc.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. ("Newkirk"), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries. Newkirk is operated as a unit of the Output Solutions Segment and its results will be reported in that segment from the date of acquisition. DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units. Newkirk's innovative on-demand publishing and marketing solutions complement DST Output's breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels. It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk's capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents. The acquisition of Newkirk also extends DST Output's capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.

Acquisition of Finix Business Strategies, LLC, Finix Converge, LLC and Subserveo Inc.

On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC ("Finix"), a financial services consulting firm with extensive brokerage and technology expertise. DST Brokerage Solutions also acquired the assets of Finix Converge, LLC ("Converge"), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online. By combining Finix Business Strategies' extensive knowledge and brokerage expertise with DST's breadth and depth of technology and services, DST plans to address broker-dealers' unique challenges through an expanded suite of products and solutions. DST Brokerage Solutions, LLC is part of the Financial Services Segment.

On June 20, 2011, DST acquired Subserveo Inc. ("Subserveo"), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada. Subserveo's solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management. Subserveo is operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company's subsidiary that provides full service subaccounting services, will be operated as a single business unit. This business unit will be DST's channel to provide products to the broker/dealer market and will manage the distribution of the Company's AWD, Vision Professional and print/mail products to that market. Finix, Converge and Subserveo are development stage companies. DST anticipates additional investment in these companies and DST's retirement and insurance processing businesses will be required for them to reach their full potential.

DST invested approximately $365.4 million in acquisitions in 2011, from which the Company expects to record approximately $270.0 million of operating revenue in 2012. DST views investment management, brokerage, retirement, insurance and healthcare as key vertical markets for the Company and plans to market and enhance its comprehensive solution sets for each of these vertical markets.

Formation of DST Insurance Solutions, LLC

IFDS Ireland, a subsidiary of IFDS L.P., a joint venture of DST and State Street Corporation, acquired Percana Ltd., an outsourcing services and software provider to the global life and pensions industry headquartered in Dublin. Percana has proprietary software for the processing of life and annuity products. Percana licenses its software and also provides policy processing administration services and hosting. As part of a strategy to provide these services on a broader basis, Percana products will be offered through IFDS U.K. in the United Kingdom and continental Europe. To address the North American market, DST has licensed the software from the joint venture and will offer a remote service ("ASP") and, in partnership with BFDS, a full service ("BPO") product. DST has formed DST Insurance Solutions, LLC ("DSTIS") to support this effort and will be responsible for the costs to adapt the product to the North American market. DSTIS has been established to bring a contemporary, flexible solution to the insurance industry that is well-suited for the rapid introduction of new products and to provide processing solutions to DST's client base as products are introduced to meet the customer needs for payout (retirement) products as investors transition from the accumulation phase of investment.

Acquisition of dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, IOS, acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of IOS stock. Prior to closing the transaction, IOS held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owns approximately 70.5% of IOS and the remaining 29.5% was owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest. In January 2012, DST acquired the remaining shares of IOS for approximately $17.7 million, making IOS a wholly owned subsidiary.

dsicmm provides integrated print and communication solutions in the U.K. DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

Debt activities

The Company entered into a new $600 million revolving credit agreement in April 2010 and renewed and increased its revolving promissory note with BFDS from $100 million to $140 million in October 2010. During 2011, the Company amended its revolving syndicated bank facility. The amendment extended the maturity date to July 1, 2015 and lowered the interest rate spreads and facility fees to reflect then-current market conditions. In addition, the aggregate commitments under the facility were increased from $600 million to $630 million. In August 2010, the Company issued $370 million of Senior Notes with a weighted average interest rate and life of 5.06% and 8.25 years, respectively. After issuing the Senior Notes, the Company called and redeemed the Series A and Series B senior convertible debentures, fully retiring these series of debentures. During 2010, the Company paid $498.5 million to repurchase or redeem Series A, B and C senior convertible debentures.

In May 2010, the Company decreased the maximum size of its accounts receivable securitization program from $175 million to $150 million. On May 19, 2011, the Company renewed its accounts receivable securitization program. In connection with the renewal, the maturity date became May 17, 2012, and the interest rate spreads were decreased to reflect then-current market conditions. The Company entered into a new $50 million equipment credit facility with a vendor that can be used for equipment, software and service purchases from the vendor during the draw period, which ends on December 31, 2012. DST's IOS subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited ("IFDS UK"). The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015. IFDS UK may demand a prepayment of the loan by IOS at any time upon completion of a notice period. IOS also entered into a real estate agreement in the amount of $9.3 million and denominated in British Pounds, which is secured by real estate in the U.K. and matures in July 2018.

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

Acquisition of Argus Health Systems, Inc.

Prior to March 31, 2009, DST owned a 50% equity interest in Argus, which provides pharmacy claims processing and other related services to help clients manage pharmacy benefit programs. On March 31, 2009, DST purchased the remaining 50% interest of Argus for $57.0 million in cash. As a result, Argus is no longer an unconsolidated affiliate, but rather is a wholly owned subsidiary resulting in DST consolidating the results of Argus after March 31, 2009 rather than recording equity in earnings of Argus. The acquisition of the remaining 50% of Argus was treated as a step acquisition. Accordingly, DST remeasured its previously held equity interest in Argus to fair value, in the amount of

$57.0 million, and recorded a gain of $41.7 million, which is included in Other income, net in the Consolidated Statement of Income.

Workforce Reduction

On January 29, 2010, DST implemented a plan to reduce its workforce during 2010. This plan was necessitated by the extended economic downturn which negatively impacted the financial services industry. The plan resulted in a reduction of approximately 7% of the employee workforce, affecting all DST domestic and international business units. As a result of this workforce reduction, the Company incurred a pre-tax charge in 2010 of approximately $20.9 million in connection with its payment of related employee termination expenses. The plan was completed in December 2010.

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

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2011, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $4.3 million, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2011 and 2010, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

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

In addition, the Company has $86.5 million of convertible senior debentures outstanding at December 31, 2011. The debentures are convertible under specified circumstances into shares of the Company's common stock.

New Authoritative Accounting Guidance

Comprehensive Income

In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This new accounting guidance is effective for annual and interim periods after January 1, 2012. Because there is no change to the determination of comprehensive income, the Company believes the adoption of this guidance will not have a significant effect on the consolidated financial statements.

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to testing goodwill for impairment, intended to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes the adoption of this new accounting guidance will not have a significant effect on the consolidated financial statements.

Fair Value Measurement and Disclosure

In May 2011, the FASB issued new authoritative guidance related to fair value measurement and disclosure requirements. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The guidance is effective for annual periods beginning after December 15, 2011. The Company believes the adoption of this new accounting guidance will not have a significant effect on the consolidated financial statements.

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

The proposed guidance, which is designed for convergence with international accounting standards, would require the use of the "if-converted" method from the date of issuance of the convertible debentures. The proposed guidance would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock. Under this "if converted" method, GAAP diluted earnings per share would have been $3.85 and $5.95 (versus GAAP reported earnings of $3.95 and $6.73) for the years ended December 31, 2011 and 2010, respectively. Accordingly, the Company's stated intention to settle conversions of its convertible debentures with cash for the principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts would no longer be accepted under the proposed guidance. Retrospective application would be required for all changes, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. For DST, adoption of this accounting guidance, as proposed, will require retroactive restatement of the Company's diluted earnings per share calculations subsequent to the issuance of the convertible debentures. The revised exposure draft also contains other EPS computational changes (e.g., treasury stock method considerations) that may have an effect on the Company's diluted earnings per share calculation. DST is continuing to monitor the FASB's progress towards finalizing this proposed accounting guidance.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. New revenue recognition accounting guidance adopted prospectively by the Company on January 1, 2011 eliminated the use of the residual method of allocation for multiple element arrangements. For multiple element revenue arrangements entered prior to January 1, 2011, in cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The adoption of this new authoritative accounting guidance did not have a significant impact to the Company's results during the year ended December 31, 2011.

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

At December 31, 2011, the Company had $1,218.1 million of long-lived and intangible assets and goodwill on its Consolidated Balance Sheet.

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

The Company accounts for investments in corporations, for which it owns less than 20% and does not have significant influence, in accordance with authoritative guidance related to accounting for certain investments in debt and equity securities, which requires the Company to designate its investments as trading or available-for-sale. At December 31, 2011, the Company had approximately $773.0 million of available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and recorded net of deferred taxes directly to stockholders' equity as accumulated other comprehensive income. At December 31, 2011, the Company's available-for-sale securities had gross unrealized holding gains of $438.3 million, gross unrealized holding losses of $4.3 million and unrealized gains from foreign currency exchange rates of $23.4 million.

The impact of a 10% change in fair value of the Company's available-for-sale investments would be approximately $47.2 million to comprehensive income. The Company records an investment impairment charge for an investment with a gross unrealized holding loss resulting from a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

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

 Results of Operations

The following table summarizes the Company's operating results (millions, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Revenues
Operating revenues
Financial Services	$1,138.4	$1,156.7		$1,115.2
Output Solutions	609.8	564.1		482.3
Investments and Other	56.3	57.8		59.4
Elimination Adjustments	(60.5)	(65.0)		(61.5)

	1,744.0	1,713.6		1,595.4

% change from prior year	1.8%	7.4%		(4.8)%
Out-of-pocket reimbursements
Financial Services	42.1	44.6		54.3
Output Solutions	607.0	575.8		571.5
Investments and Other	1.6	0.4		0.7
Elimination Adjustments	(6.0)	(5.9)		(4.0)

	644.7	614.9		622.5

% change from prior year	4.8%	(1.2)%		2.1%
Total revenues	$2,388.7	$2,328.5		$2,217.9

% change from prior year	2.6%	5.0%		(3.0)%
Income from operations
Financial Services	$237.9	$273.6		$248.6
Output Solutions	21.2	78.8		22.7
Investments and Other	8.9	0.1		10.7
Elimination Adjustments	(7.9)	(7.9)		(7.7)

	260.1	344.6		274.3
Interest expense	(46.5)	(46.1)		(42.2)
Other income, net	38.7	141.7		85.1
Equity in earnings of unconsolidated affiliates	21.7	36.4		37.3

Income before income taxes and non-controlling interest	274.0	476.6		354.5
Income taxes	95.8	159.1		112.9

Net income	178.2	317.5		241.6
Net loss attributable to non-controlling interest	4.9	1.0

Net income attributable to DST Systems, Inc.	$183.1	$318.5		$241.6

Basic earnings per share	$4.01	$6.78		$4.87
Diluted earnings per share	$3.95	$6.73		$4.84
Non-GAAP diluted earnings per share	$4.09	$4.43		$3.59
Cash dividends per share of common stock	$0.70	$0.60	$

Consolidated revenues

Consolidated total revenues (including Out-of-Pocket ("OOP") reimbursements) increased $60.2 million or 2.6% during the year ended December 31, 2011 as compared December 31, 2010 and increased $110.6 million or 5.0% during the year ended December 31, 2010 as compared to

December 31, 2009. Consolidated operating revenues increased $30.4 million or 1.8% in 2011 as compared to 2010 and increased $118.2 million or 7.4% in 2010 as compared to 2009.

In 2011, the Company received a $3.5 million contract termination payment for a subaccounting client. In 2010, the Company received a contract termination payment of $10.4 million payment for a subaccounting client ($9.1 million in the Financial Services Segment and $1.3 million in Output Solutions Segment). In addition, an Output Solutions telecommunications client, representing approximately 6.6% of 2009 annual Output Solutions operating revenues, terminated its contract and internalized bill production processing in April 2010, which resulted in a contract termination payment to the Company of approximately $63.0 million.

Consolidated operating revenues increased during 2011 as a result of an increase in Output Solutions Segment revenues of $45.7 million, which was partially offset by a $18.3 million decrease in Financial Services Segment revenues. Excluding the contract termination payments mentioned above from 2011 and 2010, consolidated operating revenues for 2011 increased $100.3 million or 6.1%. On this basis, Output Solutions operating revenues increased $110.0 million or 22.0% and Financial Services operating revenues decreased $12.7 million or 1.1% during 2011 as compared to 2010. The increase in Output Solutions is attributable to operating revenues from the acquisitions of Lateral Group on August 5, 2011, Newkirk Products on May 2, 2011 and a full year of operating revenues from dsicmm Group which was acquired on July 30, 2010, partially offset by the loss of revenues from the telecommunications and subaccounting clients that terminated their processing contracts in mid-2010. The decrease in Financial Services results is from lower mutual fund shareowner processing revenues and lower DST Health Solutions processing revenues, partially offset by operating revenues from the acquisitions of ALPS on October 31, 2011, which contributed $14.6 million of revenues, revenues from other 2011 Financial Services business acquisitions (Intellisource, Subserveo, Finix and Converge) and higher DST Global Solutions operating revenues.

The increase in consolidated operating revenues during 2010 was primarily attributable to increases of $41.5 million in Financial Services and $81.8 million in Output Solutions, both as compared to 2009. Excluding the client contract termination payments mentioned above from 2010, consolidated operating revenues for 2010 increased $44.8 million or 2.8%. On this basis, Financial Services operating revenues increased $32.4 million and Output Solutions operating revenues increased $17.5 million. The increase in Financial Services operating revenues is from the March 31, 2009 consolidation of Argus Health Systems ("Argus") for a full year in 2010 versus nine months in 2009, which increased operating revenues by approximately $26.0 million, and from changes in foreign currency rates which increased operating revenues by approximately $10.2 million and higher DST Global Solutions operating revenues. These Financial Services increases were partially offset by lower revenues from DST Health Solutions and lower mutual fund shareowner processing revenues from lower levels of accounts serviced. The increase in Output Solutions operating revenues in 2010 as compared to 2009 is primarily from the acquisition of dsicmm Group, which contributed $44.1 million of operating revenues to the Output Solutions Segment post acquisition, partially offset by the loss of revenues from a terminated telecommunications client in April 2010, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed.

Consolidated OOP reimbursements increased $29.8 million or 4.8% in 2011 as compared to 2010 and decreased $7.6 million or 1.2% in 2010 as compared to 2009. The net increase in consolidated OOP reimbursements in 2011 was primarily from a $31.2 million increase in the Output Solutions Segment associated with the acquisitions of dsicmm, Lateral and Newkirk. The net decrease in consolidated OOP reimbursement revenue in 2010 was primarily due to a $9.7 million reduction in Financial Services OOP reimbursements due to lower volumes, partially offset by an increase in Output Solutions OOP reimbursements of $4.3 million, attributable to $15.2 million of dsicmm revenues, which were partially offset by lower processing volumes and the client loss described above.

Income from operations

Consolidated income from operations decreased $84.5 million or 24.5% to $260.1 million during the year ended December 31, 2011 as compared to 2010 and increased $70.3 million or 25.6% to $344.6 million during the year ended December 31, 2010 as compared to 2009. The $84.5 million decrease in consolidated income from operations in 2011 is primarily attributable to declines of $35.7 million in Financial Services and $57.6 million in Output Solutions, both as compared to 2010. The $70.3 million increase in consolidated income from operations in 2010 is primarily attributable to increases of $25.0 million in Financial Services and $56.1 million in Output Solutions, both as compared to 2009.

U.S. income from operations decreased $69.7 million or 20.3% as compared to 2010 and increased $43.3 million or 14.4% in 2010 as compared to 2009. International income from operations decreased $14.8 million in 2011 as compared to 2010 and increased $27.0 million in 2010 as compared to 2009.

As mentioned in the consolidated revenues section above, the Company received client contract termination payments in both 2011 and 2010 resulting from clients early terminating their processing agreements. The favorable increase to income from operations, net of operating costs incurred in connection with the contract termination, was $2.0 million in 2011 (Financial Services Segment) and $67.2 million in 2010 ($7.5 million in Financial Services and $59.7 million in Output Solutions). In addition, the Company incurred employee termination expenses during 2011 and 2010 to restructure and reduce its workforce, which reduced income from operations. Costs associated with these employee termination actions in 2011 were $6.4 million ($1.3 million in Financial Services and $5.1 million in Output Solutions) and $20.9 million in 2010 ($14.3 million in Financial Services and $6.6 million in Output Solutions). In 2011, the Financial Services Segment incurred $7.3 million of costs to amend and restructure a sales / marketing agreement of an acquired business, which decreased income from operations. In 2011, the Company incurred business development expenses such as legal, accounting, investment banking and other professional fees to complete the 2011 business acquisitions of $3.3 million ($3.1 million in Financial Services and $0.2 million in Output Solutions), which reduced income from operations. The Financial Services Segment incurred $1.8 million of business advisory expenses in 2011, which decreased income from operations, associated with the DST Board of Directors retaining advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio. In 2011, the Company recorded a $3.5 million loss accrual associated with a regulatory inquiry regarding the processing of certain pharmacy claims during 2006 to 2009, which decreased income from operations. In 2010, the Investments and Other Segment incurred $10.2 million of costs associated with a charitable donation of appreciated marketable securities, which decreased income from operations.

Excluding the income from operations effects of the items described in the preceding paragraph, consolidated income from operations in 2011 decreased $28.1 million to $280.4 million as compared to 2010. On this basis, the $28.1 million decrease in consolidated income from operations is primarily attributable to declines of $27.5 million in Financial Services and $1.4 million in Investments and Other, and an increase of $0.8 million in Output Solutions, each as compared to 2010. On this basis, the decrease in Financial Services income from operations is attributable to lower operating revenues and higher costs associated with new business initiatives, partially offset by lower deferred compensation costs of $3.8 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net). The new business initiatives include business development and start-up costs for DST's insurance, brokerage and retirement businesses. The Company expects to continue to make investments in these business initiatives in 2012 and anticipates it will incur $0.60 to $0.65 of after tax expense per diluted share associated with these investments. On the same basis described above, Output Solutions income from operations increased in 2011 as compared to 2010 from higher North America operating income, partially offset by higher operating losses in the United Kingdom. On the same basis described above, Investments and Other income from operations decreased in 2011 as compared to 2010 from lower operating revenues and $0.6 million of costs from vacating a leased office building.

Excluding the income from operations effects of the items described in the above paragraph, consolidated income from operations in 2010 increased $34.2 million or 12.5% to $308.5 million as compared to 2009. On this basis, the $34.2 million increase in consolidated income from operations is primarily attributable to increases of $31.8 million in Financial Services and $3.0 million in Output Solutions, partially offset by $0.4 million decrease in Investments and Other, each as compared to the same period in 2009. On this basis, the increase in Financial Services income from operations is attributable to higher revenues and lower operating expenses. On this basis, the increase in Output Solutions income from operations during 2010 as compared to 2009 is from lower operating expenses, partially offset by lower operating revenues in North America and the consolidation of $5.1 million of operating losses from the United Kingdom operations in 2010, mostly associated with dsicmm.

Interest expense

Interest expense was $46.5 million, $46.1 million and $42.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense increased during 2011 from a full year of interest expense on debt assumed in the acquisition of dsicmm on July 30, 2010, a new $125.0 million term loan facility used to complete the ALPS acquisition on October 31, 2011, higher weighted average interest rates from the Company's privately placed senior notes issued in August 2010 that were used to repurchase senior convertible debentures and higher debt amounts outstanding at IOS associated with the issuance of new debt in 2011 and debt assumed in the Lateral Group acquisition, partially offset by lower weighted average amounts outstanding in the U.S. and lower interest rates on the Company's revolving credit agreements and accounts receivable securitization program, which were amended in April 2011 and May 2011, respectively. Interest expense increased during 2010 primarily from higher weighted average interest rates on the Company's syndicated revolving credit facility which was renewed on April 16, 2010 and the privately placed senior notes issued in August 2010, and from recording accounts receivable securitization program costs as interest expense beginning January 1, 2010, partially offset by lower average debt balances during 2010.

Other income, net

The components of other income (expense) are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Net realized gains from the disposition of available-for-sale securities	$21.8	$67.0	$46.0
Other than temporary impairments / unrealized losses on available-for-sale securities	(3.8)	(1.3)	(27.3)
Net gains (losses) on private equity funds and other investments	(0.8)	5.1	(1.8)
Net gains (losses) on extinguishment of senior convertible debentures	(1.2)	(6.4)	5.9
Dividend income from a private equity investment		54.7
Dividend income	16.5	10.1	10.4
Interest income	4.2	5.6	5.7
Gain on equity interest in Argus Health Systems			41.7
Miscellaneous items	2.0	6.9	4.5

Other income, net	$38.7	$141.7	$85.1

Other income, net was $38.7 million, $141.7 million and $85.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Net realized gains from disposition of available-for-sale securities were $21.8 million, $67.0 million and $46.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. Included in the $67.0 million of net realized gains during 2010 is a $42.5 million gain from the disposition of approximately 7.3 million shares of Computershare Ltd and $24.5 million of net realized gains from the disposition of other securities. Included in the $46.0 million of net realized gains during 2009 are $31.5 million of gains from the disposition of approximately 7.3 million shares of Computershare Ltd. and $14.5 million of net realized gains from the disposition of other securities. The Company holds 15.0 million shares of Computershare Ltd. at December 31, 2011.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary. During the years ended December 31, 2011, 2010 and 2009, the Company recorded impairments of $3.8 million, $1.3 million and $27.3 million, respectively. The decrease in impairments compared to 2009 is from improved financial market conditions.

The Company recorded a net loss on private equity funds and other investments of $0.8 million and $1.8 million during the years ended December 31, 2011 and 2009, respectively, and recorded a net gain on these investments of $5.1 million during the year ended December 31, 2010. The Company recorded $1.7 million, $1.7 million and $1.8 million of net impairments on private equity funds and other investments related to adverse market conditions and from poor performance of the underlying investments during the years ended December 31, 2011, 2010 and 2009, respectively. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future, which could have a material effect on the Company's financial position.

The Company recorded $1.2 million and $6.4 million in net losses on the repurchase of senior convertible debentures during the years ended December 31, 2011 and 2010, respectively, and $5.9 million in net gains on the repurchase of senior convertible debentures during the year ended December 31, 2009.

The Company recorded dividend income from a private equity investment of $54.7 million during the year ended December 31, 2010. The gross amount of the cash dividends was $57.7 million, but approximately $3.0 million of the dividend was applied to the Company's cost basis investment.

The Company receives dividend income from certain investments held, including its investments in State Street and Computershare common stock. Dividend income was $16.5 million, $10.1 million and $10.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. Dividends from State Street common stock were $7.4 million for the year ended December 31, 2011 and $0.4 million for both 2010 and 2009. State Street Corporation increased its quarterly dividend from $0.01 per common share in both 2010 and 2009 to $0.18 per common share beginning in first quarter 2011. The sale of approximately 7.3 million shares of Computershare Ltd. in 2010 and 2009 had a negative impact on the Company's 2011 dividend income.

Interest income was $4.2 million, $5.6 million and $5.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in interest income in 2011, as compared to 2010 and 2009 is attributable to lower amounts of cash and short-term investments and lower weighted-average interest rates on invested amounts.

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

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, program fees related to the Company's accounts receivable securitization program during 2009, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items. Miscellaneous items had income of $2.0 million, $6.9 million and $4.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in Miscellaneous items from 2011 to 2010 is primarily attributable to decreases in unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as a decrease in costs and expenses), foreign currency exchange losses and a reduction in other non-operating gains. The increase in Miscellaneous items from 2010 to 2009 is primarily attributable to the absence of accounts receivable securitization program costs which are now recorded in interest expense beginning January 1, 2010, partially offset by lower unrealized appreciation on marketable securities designated as trading (the effect of which is offset in Financial Services Segment as an decrease in costs and expenses).

Equity in earnings (losses) of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009*
BFDS	$9.9	$14.8	$12.1
IFDS U.K.	12.0	15.9	9.2
IFDS L.P.	3.7	6.2	10.9
Argus Health Systems, Inc.			(1.5)
Other unconsolidated affiliates	(3.9)	(0.5)	6.6

	$21.7	$36.4	$37.3

*
Equity in losses of Argus Health Systems, Inc. is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

For the year ended December 31, 2011, DST's equity in earnings of unconsolidated affiliates was $21.7 million, a decrease of $14.7 million as compared to 2010, primarily attributable to lower earnings of BFDS, IFDS, U.K., IFDS, L.P. and other unconsolidated affiliates. For the year ended December 31, 2010, DST's equity in earnings of unconsolidated affiliates was $36.4 million, a decrease of $0.9 million as compared to 2009, primarily attributable to lower equity in earnings of other unconsolidated affiliates and IFDS, L.P., partially offset by higher equity in earnings of IFDS U.K. and BFDS. DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and no longer records equity in earnings of Argus, but consolidates Argus' results into DST's consolidated financial statements.

DST's equity in earnings of BFDS decreased $4.9 million during the year ended December 31, 2011 as compared to 2010. The decrease in BFDS earnings resulted primarily from lower revenues associated with reduced levels of accounts serviced resulting from subaccounting conversions and from employee termination expenses, which together reduced DST's equity in earnings of BFDS by approximately $2.6 million. The reduction in the BFDS workforce occurred in September 2011 and represented approximately 8% of the total BFDS workforce. DST's equity in earnings of BFDS increased $2.7 million during the year ended December 31, 2010 as compared to 2009. The increase is attributable to lower occupancy costs from vacating a facility in 2009, lower bank fees, improvements in operations and the release of a previously established income tax valuation allowance, partially offset by decreased revenues from lower levels of shareowner accounts serviced. Average daily balances invested by BFDS were $1,113.9 million, $997.3 million and $856.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. While average balances were higher, the average interest rates earned on the balances declined from 0.22% in 2009 to 0.18% in 2010 and 0.10% in 2011, a rate which is not sufficient to cover banking and transaction fees. The aggregate effect of these fluctuations resulted in a minimal impact in interest earnings by BFDS during the years ended December 31, 2011, 2010 and 2009.

DST's equity in earnings of IFDS U.K. decreased $3.9 million during the year ended December 31, 2011, as compared to 2010. The decrease in IFDS U.K. earnings was from higher client conversion costs, higher costs associated with new business development initiatives, and the release of an income tax valuation allowance that increased 2010 earnings, partially offset by higher processing revenues from increased account volumes. DST's equity in earnings of IFDS U.K. increased $6.7 million during the year ended December 31, 2010, as compared to 2009. The increase in equity in earnings is primarily attributable to higher levels of shareowner accounts serviced from both new and existing clients, improvements in operations and earnings from the release of an income tax valuation allowance at an unconsolidated affiliate of IFDS U.K. Accounts serviced by IFDS U.K. were 8.1 million at December 31, 2011, an increase of 1.0 million accounts or 14.1% from December 31, 2010. IFDS U.K. is in the process of converting two new clients with approximately 0.8 million accounts by December 31, 2012 and its earnings in 2012 will be negatively impacted by costs associated with these conversion activities. Accounts serviced by IFDS U.K. were 7.1 million at December 31, 2010, an increase of 0.5 million accounts or 7.6% from December 31, 2009.

DST's equity in earnings of IFDS L.P. (which includes IFDS Canada, IFDS Ireland, Percana Ltd. and IFDS Luxembourg) decreased $2.5 million during the year ended December 31, 2011, as compared to 2010. The decrease in DST's equity in earnings of IFDS L.P. is attributable to reduced earnings at IFDS Ireland and IFDS Canada. The decrease in IFDS Ireland earnings is associated with increased investments in Percana Ltd., IFDS Ireland's insurance processing subsidiary, to support projected future growth. The decrease in IFDS Canada earnings is attributable to new business development initiatives and higher client conversion related costs. DST's equity in earnings of IFDS L.P. decreased $4.7 million during the year ended December 31, 2010, as compared to 2009. Absent a $4.5 million gain (DST's share) in 2009 from the consolidation of an equity method investment by IFDS L.P., as the existing investment was remeasured to fair value upon consolidation, DST's equity in earnings of IFDS L.P. decreased $0.2 million in 2010 as compared to 2009, attributable to lower earnings at IFDS Ireland and Luxembourg, partially offset by improvements in the Canadian operations. Accounts serviced by IFDS Canada were 10.1 million at December 31, 2011, a decrease of 0.6 million accounts or 5.6% from December 31, 2010. IFDS Canada received a new client commitment which is expected to convert approximately 1.7 million accounts by December 31, 2012. Accounts serviced by IFDS Canada were 10.7 million at December 31, 2010, an increase of 0.5 million accounts or 4.9% from December 31, 2009.

DST's equity in earnings of other unconsolidated affiliates was a loss of $3.9 million during the year ended December 31, 2011, a decrease of $3.4 million as compared to 2010. Equity in earnings of other unconsolidated affiliates was a loss of $0.5 million during the year ended December 31, 2010, a decrease of $7.1 million as compared to 2009, attributable to unfavorable market conditions in 2010 for the Company's broker/dealer investment.

Income taxes

The Company's effective tax rate was 35.0%, 33.4% and 31.8% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company's income tax rate for 2011 included benefits from federal rehabilitation and solar panel tax credits, partially offset by increased tax resulting from repatriation of certain international earnings. The Company's income tax rate for 2010 included a benefit from a dividend received deduction on approximately 50% of a $57.7 million cash dividend received from a private equity investment and the release of $2.3 million of international valuation allowances against certain international deferred tax assets, which resulted from the acquisition of dsicmm Group Limited.

The effective tax rate for 2009 was less than the statutory federal income tax rate of 35% primarily from certain items that were given discrete period treatment and valuation allowances against international operating losses. During 2009, DST recorded a $41.7 million book gain on its equity interest in Argus with no related income tax expense, reversed approximately $0.9 million of deferred tax liabilities related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus, recorded an income tax benefit of approximately $5.7 million resulting from a reduction in income tax related liabilities principally associated with the completion of an IRS examination in February 2009 for the tax years ended December 31, 2002 through 2005, and had increased utilization of foreign tax credits, which were partially offset by increased valuation allowances for higher international loss carryforwards.

The tax rates in each of the three years ended December 31, 2011 were affected by tax benefits relating to certain international operations and recognition of state tax benefits associated with income apportionment rules.

Excluding the effect of discrete period items, the Company expects its tax rate to be approximately 35.0% in 2012. The 2012 tax rate can be affected as a result of variances among the estimates and amounts of 2012 sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company's assessment of its liability for uncertain tax positions.

YEAR TO YEAR BUSINESS SEGMENT COMPARISONS

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues of $1,180.5 million decreased $20.8 million or 1.7% in 2011 as compared to 2010. Financial Services Segment operating revenues of $1,138.4 million decreased $18.3 million or 1.6% in 2011 as compared to 2010. U.S. Financial Services operating revenues decreased $31.6 million or 3.0% to $1,007.5 million in 2011 as compared to 2010. International Financial Services operating revenues increased $13.3 million or 11.3% to $130.9 million in 2011 as compared to 2010.

As mentioned in the consolidated revenues section above, DST received client contract termination payments of approximately $3.5 million in 2011 and $9.1 million in 2010 from two clients that terminated their subaccounting processing agreements early. Excluding these client contract termination payments, Financial Services operating revenues for 2011 decreased $12.7 million or 1.1% as compared to 2010. On this basis, the decrease in Financial Services operating revenues in 2011 is attributable to lower mutual fund shareowner account processing revenues and lower DST Health Solutions revenues, which were partially offset by $14.6 million of operating revenues from ALPS subsequent to its acquisition on October 31, 2011, increased operating revenues from Intellisource, Subserveo, Finix and Converge after their acquisition in 2011, increased distribution support services, increased subaccounting revenues and changes in foreign currency rates which increased operating revenues by approximately $9.6 million.

The decrease in mutual fund shareowner processing revenues resulted from lower levels of registered account serviced, primarily related to subaccounting conversions to non-DST platforms, and the July 2011 loss of a full-service client with 1.1 million registered accounts. Registered accounts serviced were

85.1 million at December 31, 2011, a decrease of 14.3 million accounts or 14.4% from December 31, 2010. DST HealthCare operating revenues decreased from lower volumes of claims processing and lower professional services. The increase in distribution support revenues was from higher volumes. The increase in subaccount processing revenues resulted from higher levels of subaccounts serviced. Subaccounts were 14.6 million at December 31, 2011, an increase of 0.3 million accounts or 2.1% from December 31, 2010. Increased revenues of DST Global Solutions primarily reflects the effect of foreign currency exchange rates of $9.6 million, and higher professional services and software license, maintenance and support revenue.

Financial Services Segment total revenues of $1,201.3 million increased $31.8 million or 2.7% in 2010 as compared to 2009. Financial Services Segment operating revenues of $1,156.7 million increased $41.5 million or 3.7% in 2010 as compared to 2009. U.S. Financial Services operating revenues increased $25.1 million or 2.5% to $1,039.1 million in 2010 as compared to 2009. A client terminated its subaccounting processing contract in connection with a corporate merger and converted approximately 5.0 million subaccounts to a non-DST subaccounting platform during 2010. DST received a termination payment of approximately $10.4 million ($9.1 million was recorded in Financial Services and $1.3 million was recorded in Output Solutions) and incurred approximately $1.6 million of costs in connection with the contract termination, resulting in a $8.8 million net pretax gain associated with this event. Absent the $9.1 million client contract termination payment mentioned above and $26.0 million of net incremental operating revenues from consolidating Argus for a full year in 2010 versus nine months in 2009, Financial Services operating revenues for 2010 increased $6.4 million or 0.6% as compared to 2009. On this basis, the increase in Financial Services operating revenues is attributable to changes in foreign currency rates which increased operating revenues by approximately $10.2 million and higher DST Global Solutions and Argus revenues, partially offset by lower revenues from DST Health Solutions and mutual fund shareowner processing.

Revenues of DST Global Solutions increased during 2010 from changes in foreign currency exchange rates, higher professional services and higher software license revenues. Argus revenues increased from higher fees per pharmacy claim paid and increased pharmacy claims related services. DST Health Solutions experienced lower demand for professional services and lower volumes of transaction processing, partially offset by higher software license revenues. Absent the $9.1 million contract termination payment mentioned above, operating revenues for mutual fund shareowner recordkeeping during 2010 were lower than for the same period in 2009 attributable to decreased shareowner processing revenues from lower levels of registered accounts, partially offset by increased revenues from higher retirement participant recordkeeping services, higher volumes of subaccounts serviced and higher distribution support solutions volumes. Financial Services Segment operating revenues from international operations for 2010 increased $16.4 million or 16.2% to $117.6 million, primarily from the change in foreign currency exchange rates compared to the same period in 2009 and from higher professional services.

Financial Services Segment software license fee revenues are derived principally from AWD (business process management—BPM), DST Global Solutions (investment management) and DST Health Solutions (medical claims processing). Operating revenues include approximately $43.4 million of software license fee revenues for the year ended December 31, 2011, a decrease of $2.5 million as compared to 2010. The 2011 decrease is primarily due to lower investment management and AWD software licenses. Operating revenues include approximately $45.9 million of software license fee revenues for the year ended December 31, 2010, an increase of $3.6 million as compared to 2009. The 2010 increase is primarily due to higher investment management and medical claims software license revenues, partially offset by lower AWD software license revenues. While license revenues are not a significant percentage of DST's total operations, they can significantly impact earnings in the period in which they are recognized. Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) for the year ended December 31, 2011 were $866.1 million, an increase of $17.8 million as compared to 2010. Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs, but also include reimbursable operating expenses and other costs. Reimbursable operating expenses included in costs and expenses were $42.1 million for the year ended December 31, 2011, a decrease of $2.5 million as compared to 2010. Excluding reimbursable operating expenses in 2011 and 2010, employee termination costs in 2011 and 2010, restructuring costs to amend a sales / marketing agreement of an acquired business in 2011, the loss accrual in 2011, business development and advisory expenses in 2011, each as described in the consolidated income from operations section above, and operating costs of $1.5 million related to the 2011 contract termination payment and $1.6 million related to the 2010 contract termination payment, mentioned above, costs and expenses increased $17.7 million or 2.2% during 2011 to $805.5 million. On this basis, the increase in costs and expenses is attributable to foreign currency exchange effects between the U.S. Dollar and other currencies which increased costs by approximately $9.8 million, start-up costs from DST Insurance Solutions, increased investments in DST Retirement Solutions and DST Brokerage Solutions (including Subserveo, Finix and Converge) and operating costs related to 2011 business acquisitions and new service offerings, partially offset by lower deferred compensation costs of $3.8 million (the effect of which is offset in other non-operating income) and lower employee healthcare and retirement benefit costs. The Company anticipates that it will recognize $0.60 - $0.65 of after tax expense per diluted share of business development and start-up expenses for its insurance, brokerage and retirement businesses in 2012.

Financial Services Segment costs and expenses for the year ended December 31, 2010 were $848.3 million, an increase of $7.7 million as compared to 2009. Reimbursable operating expenses included in costs and expenses were $44.6 million for the year ended December 31, 2010, a decrease of $9.7 million as compared to 2009. Excluding reimbursable operating expenses, costs and expenses of Argus during the three months ended March 31, 2010 of $27.6 million, employee expenses of $14.3 million mentioned above and expenses of $1.6 million incurred in connection with a client contract termination payment, costs and expenses decreased $26.1 million or 3.3% to $760.2 million during 2010. On this basis, the decrease in costs and expenses is attributable to lower compensation and benefit related costs from lower staffing levels, lower deferred compensation costs of $1.9 million (the effect of which is offset in other non-operating income), partially offset by higher costs from foreign currency exchange effects of approximately $9.8 million.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the year ended December 31, 2011 were $76.5 million, a decrease of $2.9 million or 3.7% as compared to 2010. The decrease in depreciation and amortization is attributable to lower intangible amortization from certain assets becoming fully depreciated/amortized, partially offset by depreciation from new asset additions and intangible asset amortization expense associated with ALPS and other 2011 Financial Services Segment acquisitions of $2.8 million. Amortization expense from the 2011 acquisitions is projected to be $10.6 million in the Financial Services Segment in 2012.

Financial Services Segment depreciation and amortization costs for the year ended December 31, 2010 was $79.4 million, a decrease of $0.9 million or 1.1% as compared to 2009. The decrease in depreciation and amortization is primarily related to a $2.5 million impairment of internally developed software in 2009, partially offset by higher purchase accounting amortization expense from a full year of Argus in 2010.

Income from operations

Financial Services Segment income from operations for 2011 was $237.9 million, a decrease of $35.7 million or 13.0% as compared to 2010. Excluding the income from operations impact of the client contract termination payments and employee termination expenses in 2011 and 2010, the business development and advisory expenses, the loss accrual and restructuring expenses to amend a sales / marketing agreement of an acquired business in 2011, each as described above, income from operations decreased $27.5 million or 9.8% to $252.9 million for 2011 as compared to 2010. On this basis, the decrease in Financial Services income from operations is attributable to lower mutual fund servicing revenues and higher costs associated with new business initiatives, partially offset by lower deferred compensation costs of $3.8 million (the effect of which is offset as unrealized appreciation on trading securities in other income, net).

Financial Services Segment income from operations for 2010 was $273.6 million, an increase of $25.0 million or 10.1% as compared to 2009. Excluding the impact of 2010 employee termination expenses and client contract termination payments, income from operations increased $31.8 million to $280.4 million for 2010 as compared to 2009. On this basis, Financial Services income from operations increased from higher revenues and lower operating expenses, principally personnel related costs from the reduction in force. In addition, Financial Services incurred approximately $1.9 million of lower deferred compensation costs in 2010 as compared to 2009.

Financial Services Segment Account Statistics

The following table summarizes changes in registered accounts and subaccounts serviced, excluding accounts serviced by ALPS, (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Registered Accounts
Beginning balance	99.4	109.9	111.2
New client conversions	0.8	1.7	1.6
Subaccounting conversions to DST platforms	(1.0)	(4.6)	(0.9)
Subaccounting conversions to non-DST platforms	(13.4)	(7.7)	(2.3)
Conversions to non-DST platforms	(1.5)		(0.6)
Organic growth	0.8	0.1	0.9

Ending balance	85.1	99.4	109.9

Subaccounts
Beginning balance	14.3	11.2	8.9
Conversions from non-DST registered platforms	0.8	2.8	1.0
Conversions from DST's registered accounts	1.0	4.6	0.9
Conversions to non-DST platforms	(3.3)	(5.0)
Organic growth	1.8	0.7	0.4

Ending balance	14.6	14.3	11.2

Total	99.7	113.7	121.1

Total shareowner accounts serviced at December 31, 2011 were 99.7 million, a decrease of 14.0 million accounts or 12.3% as compared to December 31, 2010. Total shareowner accounts serviced at

December 31, 2010 were 113.7 million, a decrease of 7.4 million accounts or 6.1% as compared to December 31, 2009.

Registered accounts serviced at December 31, 2011 decreased 14.3 million accounts or 14.4% from the comparable amount at December 31, 2010. Registered accounts serviced at December 31, 2010 decreased 10.5 million accounts or 9.6% from the comparable amount at December 31, 2009.

Tax-advantaged accounts were 42.7 million at December 31, 2011, a decrease of 1.6 million accounts or 3.6% as compared to December 31, 2010. The decrease in tax-advantaged accounts during 2011 is primarily attributable to the full-service client loss mentioned above, certain open accounts held for subsequent investment being purged from the system and organic declines. Tax-advantaged accounts were 44.3 million at December 31, 2010, a decrease of 2.0 million accounts or 4.5% as compared to December 31, 2009. The decrease in tax-advantaged accounts during 2010 is primarily attributable to a DST client's loss of a state's Section 529 program to a competitor who is not a DST client. Tax-advantaged accounts represent 50.2% of total registered accounts serviced at December 31, 2011 as compared to 44.6% at December 31, 2010.

Subaccounts serviced at December 31, 2011 increased 0.3 million accounts or 2.1% from the comparable amount at December 31, 2010. Subaccounts serviced at December 31, 2010 increased 3.1 million accounts or 27.7% from the comparable amount at December 31, 2009. Revenues from subaccounting services are generally based on the number of subaccounts serviced and, as a result of the level of services provided directly by the broker/dealer, the per account revenue is less than what DST derives from its traditional mutual fund shareowner processing services because fewer of TA2000's features are required.

As previously announced, the Company was advised by two of its existing clients that they intend to convert approximately 0.3 million new registered accounts to DST's platforms in early 2012.

As previously announced, the Company was informed by two clients affiliated with the Bank of New York Mellon Corporation ("BNYM"), a competitor of DST, that they intend to convert to BNYM's in-house platform by mid-2012. These two clients comprise approximately 8.4 million subaccounts and 0.8 million registered accounts.

Projections of registered accounts converting to subaccounts are based on information obtained from DST's clients and are subject to change. Based on information provided by its clients, the Company currently expects the subaccounting trend to continue in 2012 and conversions of registered accounts to subaccounts in 2012 to be between 8-10 million, of which approximately 30% of these accounts should convert to DST's subaccounting platform. The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors. Actual results could differ from the Company's estimates.

The following table summarizes changes in defined contribution participants serviced (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Defined Contribution Participants
Beginning balance	4.5	4.2	3.7
New client conversions		0.5	0.5
Organic growth (decline)	0.1	(0.2)

Ending balance	4.6	4.5	4.2

Defined contribution ("DC") participants represent the number of active participants processed on DST's TA2000/TRAC platform. DC participants were 4.6 million at December 31, 2011, an increase of 0.1 million participants or 2.2% from December 31, 2010 attributable to new participants. DC participants were 4.5 million at December 31, 2010, an increase of 0.3 million participants or 7.1% from December 31, 2009 attributable to new client conversions. The Company has previously reported new client commitments that will convert approximately 1.3 million new participants in 2012 and 2013, with approximately 0.6 million to occur in 2012.

Pharmacy claims paid by Argus were 362.0 million for the year ended December 31, 2011, a decrease of 18.4 million claims paid or 4.8% as compared to the year ended December 31, 2010. During fourth quarter 2011, DST HealthCare received client commitments representing approximately 14.0 million annual pharmacy claims. Full conversion activities related to these new clients are expected to be completed by second quarter 2012. Covered lives using DST Health Solutions' medical claim processing platforms were 22.6 million at December 31, 2011, a decrease of 0.3 million lives or 1.3% as compared to December 31, 2010. Covered lives decreased 0.6 million 2.6% during 2010 as compared to 2009.

Total active AWD workstations were 204,300, 198,300 and 193,500 at December 31, 2011, 2010 and 2009, respectively. Active U.S. AWD workstations were 163,600 at December 31, 2011, an increase of 3,700 workstations as compared to December 31, 2010. Active U.S. AWD workstations were 159,900 at December 31, 2010, a decrease of 1,100 workstations as compared to December 31, 2009. Active international AWD workstations were 40,700 at December 31, 2011, an increase of 2,300 workstations as compared to December 31, 2010. Active international AWD workstations were 38,400 at December 31, 2010, an increase of 5,900 workstations as compared to December 31, 2009.

OUTPUT SOLUTIONS SEGMENT

Revenues

As a result of the dsicmm and Lateral acquisitions by IOS (formerly DST International Output), DST will provide information about both the North America and United Kingdom operating businesses.

The following table presents the financial results of the Output Solutions Segment (in millions):

	Year Ended December 31,
	2011		2010		2009
	Operating Revenue	Operating Income (Loss)	Operating Revenue	Operating Income (Loss)	Operating Revenue	Operating Income (Loss)
North America	$430.3	$37.8	$490.2	$84.1	$452.8	$23.8
United Kingdom	179.5	(16.6)	73.9	(5.3)	29.5	(1.1)

Output Solutions Segment	$609.8	$21.2	$564.1	$78.8	$482.3	$22.7

Output Solutions Segment total revenues were $1,216.8 million and $1,139.9 million for the years ended December 31, 2011 and 2010, respectively. Operating revenues increased $45.7 million or 8.1% to $609.8 million for the year ended December 31, 2011 as compared to 2010. As mentioned in the consolidated revenues section above, Output Solutions received significant client contract termination payments in 2010. Excluding these client contract termination payments, Output Solutions operating revenues for 2011 increased $110.0 million or 22.0% to $609.8 million, as compared to 2010. On this basis, the increase is attributable to operating revenues from the acquisitions of Lateral Group on August 5, 2011, Newkirk Products on May 2, 2011 and a full year of operating revenues from dsicmm Group which was acquired on July 30, 2010, partially offset by the loss of revenues from the telecommunications and subaccounting clients that terminated their processing contracts in mid-2010.

Output Solutions Segment total revenues were $1,139.9 million and $1,053.8 million for the years ended December 31, 2010 and 2009, respectively. Operating revenues increased $81.8 million or 17.0% to

$564.1 million for the year ended December 31, 2010 as compared to 2009. Excluding the 2010 client contract termination payments mentioned above, operating revenues increased $17.5 million in 2010 as compared to 2009. On this basis, the increase in Output Solutions operating revenues is from the acquisition of dsicmm Group which contributed $44.1 million of operating revenues post acquisition and an increase in revenues from changes in foreign currency rates which contributed $3.8 million, which are partially offset by the loss of revenues from a terminated telecommunications client in April 2010, lower volumes from existing clients and lower revenue per unit (images produced and items mailed) processed.

Excluding the contract termination payments in 2010 mentioned above, Output's North America operating revenues increased $4.4 million or 1.0% to $430.3 million for the year ended December 31, 2011 as compared to 2010. On this basis, the increase in operating revenues was primarily attributable to the acquisition of Newkirk, higher fulfillment services revenues, higher postal processing service revenues, new clients and foreign currency exchange effects in Canada which increased operating revenues by approximately $1.9 million, partially offset by lower revenues from client losses and lower volumes from existing clients.

Output's United Kingdom operating revenues increased $105.6 million for the year ended December 31, 2011 as compared to 2010 from the Lateral Group acquisition on August 5, 2011 and from a full year of operating revenues from the dsicmm Group acquisition on July 30, 2010.

Output Solutions Segment OOP reimbursements revenue increased $31.2 million or 5.4% in 2011 as compared to 2010 and increased $4.3 million or 0.8% in 2010 as compared to 2009. The net increase in 2011 was primarily from the acquisitions of Lateral and Newkirk and a full year of dsicmm. The net increase in 2010 is attributable to $15.2 million of dsicmm OOP reimbursement revenues, which were partially offset by lower processing volumes and the client loss described above.

The following table sets out images produced and packages mailed (in millions):

	Year Ended December 31,
	2011	2010	2009
Images Produced
North America	9,042.8	10,243.9	12,070.5
United Kingdom*	2,029.5	857.5	804.8

Output Solutions Segment	11,072.3	11,101.4	12,875.3

Packages Mailed
North America	1,999.5	2,102.9	2,216.6
United Kingdom*	733.5	149.6	135.6

Output Solutions Segment	2,733.0	2,252.5	2,352.2

*
Excludes volumes for dsicmm in 2010.

North America images produced decreased 1.2 billion or 11.7% to 9.0 billion for the year ended December 31, 2011 as compared to 2010. The decline in images produced was attributable to the previously mentioned loss of a telecommunications client in April 2010 and from lower images from existing clients, partially offset by images from new clients and the Newkirk acquisition in May 2011. North America items mailed decreased 0.1 billion or 4.9% to 2.0 billion for the year ended December 31, 2011 as compared to 2010. The decrease in items mailed was the result of the client loss mentioned above, partially offset by volumes from new clients and the inclusion of Newkirk. Items mailed are reflective of the number of Output Solutions clients' underlying accounts/subscribers/customers who receive their communications via paper.

United Kingdom images produced during the year ended December 31, 2011 were 2.0 billion. United Kingdom items mailed during the year ended December 31, 2011 were 733.5 million.

Excluding operating volume information for dsicmm in 2010, Output Solutions Segment images produced were 11.1 billion in 2010 as compared to 12.9 million in 2009, a decrease of 1.8 million images, mostly attributable to the loss of the telecommunications client mentioned above. Excluding operating volume information for dsicmm in 2010, Output Solutions Segment items mailed were 0.1 billion less during the year ended December 31, 2010 as compared to 2009, primarily from the loss of the telecommunications client loss mentioned above, partially offset by volumes from new clients.

During fourth quarter 2011, Output Solutions received four new client commitments in North America representing, when fully transitioned, approximately 107.0 million of aggregate packages annually, based on current volume levels. Full conversion activities related to these new clients is expected to be completed in the second half of 2012.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2011 increased $135.6 million or 13.4% to $1,148.9 million as compared to 2010. Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses, compensation and benefits costs, material costs (principally paper and ink) and other operating costs. Reimbursable operating expenses included in costs and expenses were $607.0 million during 2011, an increase of $31.2 million or 5.4% as compared to 2010. Excluding reimbursable operating expenses in 2011 and 2010, employee termination and business development expenses described in the consolidated income from operations section above and costs of $1.5 million related to the contract termination payments mentioned above, costs and expenses increased $107.2 million or 25.0% during 2011 to $536.6 million. On this basis, Output's United Kingdom costs and expenses increased $107.1 million due to costs and expenses from the acquisition of Lateral on August 5, 2011, a full year of costs and expenses from the acquisition of dsicmm on July 30, 2010 and costs associated with integrating the IOS businesses. On this basis, Output's North America costs and expenses increased $0.1 million primarily from the Newkirk acquisition on May 2, 2011 and a fulfillment business acquired on September 30, 2010, which were partially offset by reductions in staffing levels, lower material costs from lower volumes produced, lower employee healthcare benefit costs and improvements in operating efficiencies.

Output Solutions Segment costs and expenses (including OOP costs) for the year ended December 31, 2010 increased $23.7 million or 2.4% to $1,013.3 million as compared to 2009. Reimbursable operating expenses included in costs and expenses were $575.8 million during 2010, an increase of $4.3 million or 0.8% as compared to 2009. Excluding the 2010 items mentioned in the paragraph above, costs and expenses increased $11.3 million or 2.7% during 2010 to $429.4 million. On this basis, the increase in cost and expenses is attributable to $60.6 million of costs from the acquisition of dsicmm and $1.9 million of higher costs related to the effect of foreign currency exchange rates, which were partially offset by lower material costs, lower compensation and benefit related costs from reduced staffing levels and lower leased equipment costs from the continued implementation of owned digital print technologies.

Depreciation and amortization

Output Solutions Segment depreciation and amortization was $46.7 million, $47.8 million and $41.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization decreased $1.1 million or 2.3% in 2011 as compared to 2010. North America decreased $9.8 million in 2011 as compared to 2010. Excluding the asset impairment charge of $3.1 million associated with the client contract termination in 2010, North America depreciation and amortization decreased $6.7 million. On this basis, the decrease is attributable to lower levels of capital expenditures, partially offset by an increase of approximately $0.6 million of intangible asset amortization expense principally associated with the Newkirk acquisition. United Kingdom depreciation and amortization increased $8.7 million in 2011 as compared to 2010, attributable to the acquisition of Lateral and a full year of dsicmm, and an increase of $1.3 million of intangible asset amortization expense principally associated with these acquisitions. Amortization expense from the 2011 acquisitions is projected to be $3.0 million in the Output Solutions Segment in 2012.

Excluding the asset impairment charge of $3.1 million associated with the client contract termination, depreciation increased $3.2 million or 7.7% to $44.7 million in 2010 as compared to 2009. On this basis, the increase is attributable to depreciation and amortization from the dsicmm acquisition, partially offset by lower levels of capital expenditures.

Income from operations

Output Solutions Segment income from operations was $21.2 million for the year ended December 31, 2011, a decrease of $57.6 million compared to 2010. Excluding the income from operations impact of the client contract termination payments, employee termination expenses and business development expenses in 2011 and 2010 described above, income from operations increased $0.8 million or 3.1% to $26.5 million as compared to 2010. On this basis, North America income from operations increased $11.1 million in 2011 compared to 2010, attributable to improvements in operating efficiencies, lower staffing levels and lower employee healthcare benefit costs. United Kingdom income from operations decreased $10.3 million in 2011compared to 2010, attributable to lower than expected revenues, consolidation of facilities and reductions in the workforce to achieve synergies and efficiency.

Output Solutions Segment income from operations was $78.8 million for the year ended December 31, 2010, an increase of $56.1 million compared 2009. Excluding the 2010 impact of client contract termination and employee termination costs mentioned above, income from operations increased $3.0 million or 13.2% to $25.7 million as compared to 2009. On this basis, the increase in Output Solutions income from operations is attributable to lower operating expenses, partially offset by lower operating revenues in North America and the consolidation of $5.1 million of operating losses from dsicmm in 2010.

DST has integrated the management teams of Lateral and IOS (formerly dsicmm) and is developing plans to fully integrate operations. In January 2012, DST acquired the remaining outstanding shares of IOS from the non-controlling shareholders for $17.7 million, resulting in IOS becoming a wholly-owned subsidiary. The Company believes having IOS as a wholly-owned subsidiary will enable the Company to achieve its goals for IOS. Ongoing cost reductions from the consolidation of facilities and redistributing work to the remaining locations will have up front, one time real estate disposition and staff reduction costs that will continue through the second or third quarter of 2012.

Use of EBITDA

The Company defines Operating EBITDA as earnings from operations before interest expense, income taxes, depreciation and amortization. This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations. As a measure of liquidity, the Company believes Operating EBITDA is useful as an indicator of its ability to generate cash flow. Operating EBITDA, as calculated by the Company, may not be consistent with the computation of EBITDA by other companies. The Company believes a useful measure of the Output Solutions and Investments and Other Segment's contribution to DST's results is to focus on cash flow and DST's management believes Operating EBITDA is useful for this purpose. A reconciliation of Output Solutions and Investments and Other Segment income from operations to Operating EBITDA is included in the pages that follow. The non-GAAP adjustments to this reconciliation are used to calculate Adjusted Operating EBITDA and are described in the "Use of Non-GAAP Financial

Information" included in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The following table presents Operating EBITDA of the Output Solutions Segment (in millions):

	Year Ended December 31,
	2011	2010	2009
	Operating EBITDA	Operating EBITDA	Operating EBITDA
North America	$70.4	$126.4	$63.4
United Kingdom	(2.5)	0.2	0.8

Output Solutions Segment	$67.9	$126.6	$64.2

For the years ended December 31, 2011, 2010 and 2009, Output Solutions Operating EBITDA was $67.9 million, $126.6 million and $64.2 million. Excluding the EBITDA impact of the client contract termination payments, employee termination expenses and business development costs, Adjusted Operating EBITDA for 2011 was $73.2 million, an increase of $2.8 million or 4.0% compared to 2010, attributable to lower operating expenses in North America, partially offset by decreased Operating EBITDA from the United Kingdom operations.

On the same basis, Adjusted Operating EBITDA for 2010 increased $6.2 million or 9.7% as compared to 2009, attributable to lower operating costs in North America, partially offset by losses after the acquisition of dsicmm.

The reconciliation of the Output Solutions Segment income from operations to EBITDA as used by management is set forth in the table below (in millions):

	Year Ended December 31,
	2011	2010	2009
Output Solutions Segment income from operations	$21.2	$78.8	$22.7
Depreciation and amortization	46.7	47.8	41.5

Operating EBITDA, before Non-GAAP items	67.9	126.6	64.2
Contract termination payment, net of expenses		(62.8)
Employee termination expenses	5.1	6.6
Business development expenses	0.2

Adjusted Operating EBITDA, after Non-GAAP items	$73.2	$70.4	$64.2

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $57.9 million, $58.2 million and $60.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Revenues are primarily derived from real estate activities. The majority of the real estate revenues are derived from the lease of facilities to the Company's other business segments. Operating revenues (excluding out-of-pocket reimbursements) were $56.3 million, $57.8 million and $59.4 million during the years ended December 31, 2011, 2010 and 2009. The decrease in operating revenues during 2011 as compared to 2010 and during 2010 as compared to 2009 is attributable to lower rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment. Investments and Other Segment costs and expenses decreased $9.3 million in 2011 as compared to 2010 and increased $9.1 million in 2010 as compared to 2009. In 2010, the Investments and Other Segment incurred costs of $10.2 million from a charitable contribution of appreciated marketable securities. Excluding the 2010 charitable donation, costs and expenses were $38.0 million, $37.1 million and $38.2 million during the years ended December 31, 2011, 2010 and 2009. On this basis, costs and expenses increased $0.9 million in 2011 as compared to 2010, mostly attributable to $0.6 million of costs incurred in 2011 related to vacating a leased office building. On the same basis, the decrease in 2010 as compared to 2009 is from lower rental activities.

Depreciation and amortization

Investments and Other Segment depreciation and amortization was $11.0 million, $10.8 million and $11.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization increased $0.2 million during 2011 as compared to 2010. Depreciation and amortization was higher during 2009 primarily due to more buildings owned in 2009 and a real estate impairment of approximately $1.0 million recorded in third quarter 2009.

Income from operations

Investments and Other Segment income from operations was $8.9 million, $0.1 million and $10.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Excluding the 2010 charitable contribution mentioned above, income from operations decreased $1.4 million in during 2011 as compared to 2010, primarily from the 2011 charge for vacating a leased office building and lower rental revenues. On the same basis, the decrease in operating income during 2010 as compared to 2009 is from lower rental revenues.

Review of DST's U.S. Real Estate Holdings

DST's U.S. real estate holdings produced $18.9 million, $19.0 million and $19.9 million of Operating EBITDA (defined as operating income plus depreciation and amortization) during the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, consolidated U.S. real estate related debt was $111.9 million. DST's pro-rata share of debt associated with unconsolidated affiliates' real estate at December 31, 2011 was $193.7 million, substantially all of which is non-recourse debt.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Year Ended December 31,
	2011	2010	2009
Reported GAAP income from operations	$8.9	$0.1	$10.7
Adjusted to remove:
GAAP income (loss) from non U.S. real estate operations	(1.0)	(10.0)	0.8

U.S. Real Estate Operations GAAP income from operations	9.9	10.1	9.9
Adjusted to remove:
Depreciation and amortization	9.0	8.9	10.0

Operating EBITDA	$18.9	$19.0	$19.9

Use of Non-GAAP Financial Information

In addition to reporting operating income, pretax income, net income, net income attributable to DST Systems, Inc. ("DST Earnings") and earnings per share on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled "Description of Non-GAAP Adjustments" and are reconciled to the corresponding GAAP measures in the attached financial schedules titled "Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items" below. In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature. Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items. Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information. Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and "operational run-rate," as well as making financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors and other users of DST's financial statements to better understand DST's comparative operating performance for the periods presented.

DST's management uses each of these non-GAAP financial measures in its own evaluation of the Company's performance, particularly when comparing performance to past periods. DST's non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although DST's management believes non-GAAP measures are useful in evaluating the performance of its business, DST acknowledges that items excluded from such measures may have a material impact on the Company's income from operations, pretax income, net income, net income attributable to DST Systems, Inc. and earnings per share calculated in accordance with GAAP. Therefore, management typically uses Non-GAAP measures in conjunction with GAAP results. These factors should be considered when evaluating DST's results.

Description of Non-GAAP Adjustments

The following items, which occurred during the year ended December 31, 2011, have been treated as Non-GAAP adjustments:

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

  •
  Employee termination expenses of $6.4 million associated with reductions in workforce in the Financial Services Segment ($1.3 million) and the Output Solutions Segment ($5.1 million), which were included in costs and expenses. The aggregate income tax benefit associated with these costs was approximately $2.4 million. $1.0 million of the costs of Output Solutions Segment were incurred by Innovative Output Solutions Limited ("IOS"), a consolidated but not wholly-owned subsidiary of DST. Accordingly, a portion of this cost ($0.2 million) was attributable to the non-controlling interest.

  •
  Business development expenses (legal, accounting, investment banking and other professional fees) associated with business acquisitions, included in costs and expenses, in the amount of $3.3 million ($3.1 million in Financial Services and $0.2 million in Output Solutions). The income tax benefit associated with these expenses was approximately $1.4 million.

  •
  Business advisory expenses associated with an action by the DST Board of Directors to retain advisors to assist the Board with its ongoing review of DST's business plan, assets and investment portfolio, included in costs and expenses, in the amount of $1.8 million. The income tax benefit associated with these expenses was approximately $0.7 million. The Company expects these services to continue for the next several quarters.

  •
  Restructuring cost associated with amending sales / marketing agreements of an acquired business, included in costs and expenses, in the amount of $7.3 million. The income tax benefit associated with this expense was approximately $2.9 million.

  •
  Loss accrual recorded for a regulatory inquiry regarding the processing of certain pharmacy claims during the period 2006 to 2009, included in costs and expenses, in the amount of $3.5 million. There was no income tax benefit attributed to this loss accrual.

  •
  Other net gain, in the amount of $17.2 million, associated with gains (losses) related to securities and other investments, which were included in other income, net. The income tax expense associated with this net gain was approximately $6.7 million. The $17.2 million of net gain on securities and other investments for the year ended December 31, 2011 was comprised of net realized gains from sales of available-for-sale securities of $21.8 million, partially offset by net losses on private equity funds and other investments of $0.8 million and other than temporary impairments on available-for-sale securities of $3.8 million.

  •
  Net loss, in the amount of $1.2 million, associated with the repurchase of senior convertible debentures, which was included in other income, net. The income tax benefit associated with this net loss was approximately $0.4 million.

  •
  Employee termination expenses at an unconsolidated affiliate, BFDS, associated with a reduction in workforce, included in equity in earnings of unconsolidated affiliates in the amount of $2.6 million. The income tax benefit associated with these expenses was approximately $0.3 million.

  •
  Impairment of unconsolidated affiliate, in the amount of $0.7 million, included in equity in earnings of unconsolidated affiliates. The income tax benefit associated with this expense was approximately $0.2 million.

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

  •
  Gain on equity interest in Argus, in the amount of $41.7 million, included in other income, net associated with DST's purchase of the remaining 50% interest of Argus on March 31, 2009 for $57.0 million in cash. As required by generally accepted accounting principles, the Company adopted the new business combinations accounting guidance on January 1, 2009. In accordance with the guidance, the acquisition of the remaining 50% of Argus was treated as a step acquisition. Accordingly, DST remeasured its previously held equity interest in Argus to fair value and recorded a $41.7 million gain. In addition, the Company recorded an income tax benefit associated with this transaction of approximately $0.9 million related to the elimination of deferred tax liabilities previously established for equity in earnings of Argus. In accordance with income tax accounting guidance, no income taxes were recorded on the $41.7 million gain on equity interest in Argus.

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

 DST SYSTEMS, INC.
RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR
CERTAIN NON-GAAP ITEMS
Year Ended December 31,
(in millions, except per share amounts)

	2011
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$260.1	$274.0	$178.2	$183.1	$3.95
Adjusted to remove:
Included in operating income:
Contract termination payment, net—Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses—Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses—Output Solutions	5.1	5.1	3.2	3.0	0.06
Business development expenses—Financial Services	3.1	3.1	1.8	1.8	0.04
Business development expenses—Output Solutions	0.2	0.2	0.1	0.1
Business advisory expenses—Financial Services	1.8	1.8	1.1	1.1	0.02
Restructuring cost to amend sales / marketing agreements—Financial Services	7.3	7.3	4.4	4.4	0.10
Loss accrual—Financial Services	3.5	3.5	3.5	3.5	0.08
Included in non-operating income:
Net gain on securities and other investments		(17.2)	(10.5)	(10.5)	(0.23)
Net loss on repurchase of convertible debentures		1.2	0.8	0.8	0.02
Employee termination expenses at unconsolidated affiliate		2.6	2.3	2.3	0.05
Impairment of unconsolidated affiliate		0.7	0.5	0.5	0.01

Adjusted Non-GAAP income	$280.4	$281.6	$185.0	$189.7	$4.09

	2010
	Operating Income	Pretax Income	Net Income	DST Earnings*	Diluted EPS
Reported GAAP income	$344.6	$476.6	$317.5	$318.5	$6.73
Adjusted to remove:
Included in operating income:
Contract termination payment, net—Financial Services	(7.5)	(7.5)	(4.6)	(4.6)	(0.10)
Contract termination payment, net—Output Solutions	(59.7)	(59.7)	(36.4)	(36.4)	(0.77)
Employee termination expenses—Financial Services	14.3	14.3	8.7	8.7	0.18
Employee termination expenses—Output Solutions	6.6	6.6	4.0	4.0	0.09
Included in operating income and non-operating income:
Net gain on the disposition of securities and other investments	10.2	(60.6)	(40.9)	(40.9)	(0.87)
Included in non-operating income:
Dividend from a private equity investment		(54.7)	(42.1)	(42.1)	(0.89)
Net loss on repurchase of convertible debentures		6.4	4.0	4.0	0.09
Release of international income tax valuation allowance			(2.3)	(1.6)	(0.03)

Adjusted Non-GAAP income	$308.5	$321.4	$207.9	$209.6	$4.43

Note:	See the Description of Non-GAAP Adjustments section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management's reasons for providing non-GAAP financial information.
*	DST Earnings has been defined as "Net income attributable to DST Systems, Inc." (taking into account the net loss attributable to non-controlling interest).

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

Management's Analysis of Non-GAAP Results for 2011, 2010 and 2009

Taking into account the non-GAAP items described in the above tables, adjusted non-GAAP diluted earnings per share was $4.09, $4.43 and $3.59 during the years ended December 31, 2011, 2010 and 2009, respectively. Management's discussion of the Company's "Results of Operations" and "Year to Year Business Segment Comparisons" in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above. In addition, non-GAAP diluted earnings per share is impacted by changes in average diluted shares outstanding which were 46.3 million, 47.3 million and 50.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in non-GAAP diluted earnings per share for the year ended December 31, 2011 is attributable to the decreased Financial Services Segment income from operations resulting from decreased operating revenues. The increase in non-GAAP diluted earnings per share for the year ended December 31, 2010 is attributable to lower average diluted shares outstanding associated with share repurchases and lower costs resulting from the Company's ongoing cost management initiatives which included a workforce reduction and other controls over operating expenses. The decrease in average diluted shares outstanding during the three years ended December 31, 2011 is primarily attributable to shares repurchased during 2011, 2010 and 2009 and from lower dilutive effects of the convertible senior debentures in 2011, 2010 and 2009 resulting primarily from debenture repurchases in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company's primary source of liquidity has historically been cash provided by operations. Principal uses of cash are operations, reinvestment in the Company's proprietary technologies, capital expenditures, stock repurchases, investment purchases, business acquisitions, payments on debt and dividend payments. Information on the Company's consolidated cash flows for the years ended December 31, 2011, 2010 and 2009 is presented in the Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Operations

Cash flows provided by operating activities were $404.3 million, $354.7 million and $362.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had $40.9 million, $139.8 million and $106.2 million of cash and cash equivalents at December 31, 2011, 2010 and 2009, respectively. Operating cash flows of $404.3 million in 2011 resulted principally from net income of $178.2 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $131.6 million and equity in earnings of unconsolidated affiliates of $21.7 million. Significant working capital related adjustments to net income include increases in deferred revenues and gains of $38.3 million and accounts payable and accrued liabilities of $28.0 million.

Operating cash flows increased by $49.6 million during 2011 as compared to 2010, however, cash flows provided by operating activities during 2010 include a cash flow use of $125.0 million related to an increase in accounts receivable associated with the Company's January 1, 2010 adoption of new authoritative accounting guidance related to the transfer of financial assets. After January 1, 2010, the periodic transfers of undivided interests in accounts receivable no longer qualify for sale accounting treatment in accordance with the new accounting guidance and are accounted for as secured borrowings. At December 31, 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $125.0 million, unchanged from December 31, 2009. During 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the cash flow statement and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the statement of cash flows. Cash flows after January 1, 2010 associated with the accounts receivable securitization program will be presented as financing activities.

Absent the increase in accounts receivable in 2010 associated with the adoption of the new accounting guidance described above, operating cash flows decreased $75.4 million to $404.3 million during 2011 as compared to 2010. On this basis, the decrease in operating cash flows during 2011 is attributable to lower earnings in 2011, partially offset by an increase in deferred revenue of $38.3 million, mostly attributable to the receipt of $40.0 million from BFDS in 2011 as a partial prepayment of processing services to be provided by DST in 2012. Contributing to the decrease in net income for 2011 were the absence of significant contract termination payments received in 2010 of approximately $73.4 million ($64.3 million in Output Solutions and $9.1 million in Financial Services) and $57.7 million of cash dividends received in 2010 from a private equity investment.

Operating cash flows of $354.7 million in 2010 resulted principally from net income of $317.5 million adjusted for non-cash items included in the determination of net income, including depreciation and amortization expense of $135.4 million and equity in earnings of unconsolidated affiliates of $36.4 million. Significant working capital related adjustments to net income, excluding the $125.0 million increase in accounts receivable related to the adoption of the new accounting guidance, include increases in accrued compensation and benefit liabilities of $27.0 million and decreases in accounts receivable of $11.7 million, partially offset by decreases in accounts payable and accrued liabilities of $4.5 million. Absent the increase in accounts receivable associated with the adoption of the new accounting guidance described above, operating cash flows increased by $117.3 million to $479.7 million during 2010 compared to 2009. On this basis, the increase in operating cash flows during 2010 is attributable to higher earnings in 2010 and decreases in working capital. Contributing to the increase in net income for 2010 were contract termination payments and the private equity investment dividend mentioned above.

Operating cash flows of $362.4 million in 2009 resulted principally from net income of $241.6 million adjusted for non-cash items included in the determination of net income, including the $41.7 million gain on equity interest of Argus, depreciation and amortization expense of $130.4 million and equity in earnings of unconsolidated affiliates of $37.3 million. Operating cash flow in 2009 also benefitted from $29.6 million of dividends from unconsolidated affiliates. Significant working capital related adjustments to net income in 2009 include decreases in income taxes payable of $50.8 million decreases in accrued compensation and benefits of $16.7 million and decreases in accounts payable and accrued liabilities of $10.5 million, partially offset by decreases in accounts receivable of $46.2 million.

Software Development and Maintenance

The Company's software development and maintenance efforts are focused on introducing new products and services as well as enhancing its existing products and services. The following table summarizes software development and maintenance and enhancements to the Company's proprietary systems and software products, which include capitalized software development capital expenditures (in millions):

	Year Ended December 31,
	2011	2010	2009
Software development, maintenance and enhancements	$162.6	$162.1	$176.1

Capitalized software development costs	$31.4	$27.8	$27.7

Investing Activities

Cash flows used by investing activities were $345.0 million and $292.0 million for the years ended December 31, 2011 and 2010, respectively, as compared to cash flows provided by investing activities of $57.1 million during the year ended December 31, 2009. The $53.0 million increase in investing activities during 2011 as compared to 2010 is attributable to higher cash outflows for acquisitions of businesses in 2011 of $365.4 million as compared to $7.8 million in 2010, an increase of $357.6 million, and higher cash outflows for net investment securities activities as investment purchases exceeded proceeds received from investment sales by $49.4 million during 2011 as compared to $8.7 million in 2010. Partially offsetting these investing outflows was a net decrease in restricted cash held to satisfy client fund obligations which resulted in an investing cash inflow of $150.8 million in 2011, as compared to a decrease in restricted cash held for client fund obligations which resulted in an investing cash outflow of $194.3 million in 2010.

The increase in investing activities during 2010 as compared to 2009 is attributable to higher net investments in securities, net increases in restricted cash held to satisfy client fund obligations in 2010 which resulted in an investing cash outflow of $194.3 million, as compared to a net decrease in restricted cash held for client fund obligations in 2009 which resulted in an investing cash inflow of $149.1 million, partially offset by lower business acquisition spending in 2010 as compared to 2009.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Year Ended December 31,
	2011	2010	2009
Financial Services Segment	$51.1	$57.9	$49.2
Output Solutions Segment	23.6	24.1	36.7
Investments and Other Segment	8.9	10.9	12.1

	$83.6	$92.9	$98.0

Capitalized costs of software developed for internal use and systems to be sold or licensed to third parties totaled $31.4 million, $27.8 million and $27.7 million in 2011, 2010 and 2009, respectively. In addition, during 2011, 2010 and 2009, the Company purchased approximately $9.1 million, $3.8 million and $2.3 million, respectively, of electronic data processing equipment with promissory notes. Capital expenditures using promissory notes are treated as non-cash transactions and are not included in the annual capital expenditure amounts above. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, the Company's equipment credit facility, or draws from bank lines of credit, as required.

Investments and Other Segment capital expenditures are primarily buildings and building improvements. Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $423.5 million, $292.8 million and $90.6 million of investments in securities in 2011, 2010 and 2009, respectively. The Company made advances to unconsolidated affiliates of $0.5 million in 2011, and received proceeds from unconsolidated affiliates of $6.7 million and $1.6 million during the years ended December 31, 2010, and 2009, respectively. During 2011, 2010 and 2009, the Company received $374.1 million, $284.1 million and $142.2 million, respectively, from the sale/maturities of investments.

Funds Held on Behalf of Clients

The Company had $272.6 million, $406.6 million and $208.3 million of funds held on behalf of clients at December 31, 2011, 2010 and 2009, respectively. This amount is comprised of funds held on behalf of transfer agency clients and funds held on behalf of pharmacy processing clients. The $150.8 million decrease in funds held on behalf of clients during 2011 is mostly attributable to lower Argus client funds held.

Business Acquisitions

During 2011, the Company paid $365.4 million, net of cash acquired, for the following business acquisitions: ALPS, Newkirk, Lateral Group, Finix, Converge, Intellisource and Subserveo. The acquisition of ALPS on October 31, 2011 represented the largest acquisition payment in 2011, $251.9 million, which was funded from proceeds from a $125 million term loan facility and from existing credit facilities.

During 2010, the Company acquired dsicmm Group Limited ("dsicmm") for $3.7 million in cash and the issuance of IOS stock. The Company also acquired a small fulfillment company, Capital Fulfillment Group, that is part of the Output Solutions Segment.

During 2009, DST acquired the remaining 50% equity interest in Argus on March 31, 2009 and consolidated the financial statements of Argus and DST as of this acquisition date. The purchase price for the remaining 50% equity interest was $57.0 million in cash, but $9.2 million of cash acquired upon consolidation of Argus decreases the reported amount paid in the Consolidated Statement of Cash Flows to $47.8 million.

Financing Activities

Cash flows used in financing activities totaled $158.2 million, $29.1 million and $392.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cashflows used in financing activities during 2011 is attributable to a decrease in client fund obligations which resulted in a cash outflow of $141.8 million as compared to an increase in client fund obligations in 2010 which resulted in a cash inflow of $198.4 million. Proceeds of $125.0 million from the term loan facility used to partially fund the ALPS acquisition and from stock option exercises of $64.8 million were more than offset by common stock repurchased and dividends paid.

The decrease in cash flows used in financing activities during 2010 as compared to 2009 is attributable to an increase in client fund obligations mentioned above, proceeds from the issuance of senior notes of $370.0 million and from the January 1, 2010 adoption of new accounting guidance related to transfers of financial assets described above, which required the Company to account for the accounts receivable securitization program as a secured borrowing and present $125.0 million as a financing cash inflow during the year ended December 31, 2010. Absent this $125.0 million financing cash inflow, financing cash outflows for 2010 would have been $154.1 million. On this basis, financing cash outflows for 2010 consisted of repurchases of senior convertible debentures of $498.5 million, share repurchases of $137.7 million, payment of cash dividends of $28.2 million, net borrowings under the revolving loan with BFDS and the syndicated line of credit facility in the aggregate amount of $41.4 million, which were partially offset by proceeds received from the issuance of $370.0 million of senior notes. Financing cash outflows for 2009 were for the repurchase of convertible senior debentures of $131.3 million, share repurchases of $40.5 million and net repayments under the syndicated line of credit facility in the aggregate amount of $70.6 million.

Common Stock Issuances and Repurchases

The Company received proceeds of $64.8 million, $16.1 million and $14.0 million from the issuance of common stock from the exercise of employee stock options during the years ended December 31, 2011, 2010 and 2009, respectively.

Under the Company's stock repurchase plan, the Company expended $135.4 million for approximately 3.0 million shares, $116.6 million for approximately 2.9 million shares and $9.7 million for approximately 0.3 million shares during the years ended December 31, 2011, 2010, and 2009, respectively. Payments made for tax withholding obligations arising from the exercise of options to purchase the Company's stock or from the vesting of restricted stock shares are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $39.3 million, $21.1 million and $30.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Dividends

In 2011, DST separately paid two cash dividends at $0.35 per common share. The aggregate amount of the cash dividend was $31.6 million.

In 2010, DST separately paid two cash dividends at $0.30 per common share. The aggregate amount of the cash dividend was $28.2 million.

Client Funds Obligations

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy client pharmacy claim obligations and are recorded on the balance sheet when incurred, generally after a claim has been processed by the Company. In addition, client funds obligations include transfer agency client balances invested overnight. Client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company had $315.2 million, $474.7 million and $312.1 million of client funds obligations at December 31, 2011, 2010 and 2009, respectively.

Debt Activity

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities, loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes and secured borrowings. The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,380.3 million, $1,209.4 million and $1,221.9 million of debt outstanding at December 31, 2011, 2010 and 2009, respectively, an increase of $170.9 million during 2011 and a decrease of $12.5 million during 2010. The 2011 increase in debt is attributable to the 2011 business acquisitions, partially offset by cash flows from operations. Absent the $125.0 million increase in debt from the adoption of new authoritative accounting guidance requiring proceeds from accounts receivable securitization transactions to be reflected as debt, which increased debt by $125.0 million from December 31, 2009, total debt decreased $137.5 million in 2010. On this basis, the decrease in debt is attributable to repurchases of $498.5 million of senior convertible debentures, which were financed in part by the issuance of $370.0 million of unsecured senior notes.

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2011	2010
Accounts receivable securitization program	$135.0	$125.0
Secured promissory notes	16.6	3.5
Equipment credit facilities	10.0	7.5
Real estate credit agreement	105.2	108.5
Term loan credit facility	125.0
Series C convertible senior debentures	86.5	94.1
Revolving credit facilities	328.3	330.2
Senior notes	370.0	370.0
Related party credit agreements	156.7	120.0
Other indebtedness	47.0	50.6

	1,380.3	1,209.4
Less current portion of debt	320.8	286.1

Long-term debt	$1,059.5	$923.3

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank. The maximum amount that can be outstanding under this program is $150 million. The facility will expire by its terms on May 17, 2012, unless renewed.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to,

DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables. The program contains customary restrictive covenants as well as customary events of default.

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

At December 31, 2011 and 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $135.0 million and $125.0 million, respectively. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows. During the year ended December 31, 2009, the Consolidated Statement of Cash Flows presents the net cash flows under the Company's accounts receivable securitization programs in the operating section. During the years ended December 31, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $924.1 million and $915.4 million and total repayments were approximately $914.1 million and $915.4 million, respectively, which comprises the net cash flow in the financing section of the Consolidated Statement of Cash Flows.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,720.2 million and $1,769.5 million for the years ended December 31, 2011 and 2010, respectively.

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

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2011 under the real estate notes and equipment notes was $15.0 million and $1.6 million, respectively. Included in the real estate notes payable as of December 31, 2011 is a $9.3 million real estate mortgage entered into by IOS in July 2011, which is secured by real estate in Bristol U.K. The loan, denominated in British Pounds, requires quarterly principal payments and matures in July 2018. At December 31, 2011, the outstanding balance under this note payable was $8.3 million. The remaining real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate and equipment borrowings are generally fixed. Fixed rates range from 5.5% to 8.39%. The loans are secured by real property and assets owned by the Company.

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this credit facility expired on June 30, 2010. The maturity date for each loan drawn under this facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amount under this credit facility at December 31, 2011 and 2010 was $1.8 million and $6.3 million, respectively.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new equipment credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amount at December 31, 2011 and 2010 under the new equipment credit facility was $8.2 million and $1.2 million, respectively.

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

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2011 and 2010, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $4.3 million and $5.0 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2011 and 2010, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank. Subsequent to entering the facility, the Company borrowed $125.0 million to partially fund the acquisition of ALPS which was completed on October 31, 2011. The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company's real estate credit agreement is not repaid or refinanced. The facility contains customary restrictive covenants as well as customary events of default. Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur. Amounts prepaid may not be reborrowed.

Convertible senior debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures had an interest rate of 4.125% and 3.625% per annum, respectively. During fourth quarter 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $257.0 million in aggregate principal of the Company's outstanding 4.125% Series A convertible senior debentures due 2023 for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2009, the amount outstanding under the Series A, B, and C convertible senior debentures was $151.8 million, $171.3 million and $257.0 million respectively.

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

During 2011, the Company repurchased $11.4 million of the original Series C debentures and recorded a net loss of $1.2 million on these transactions. At December 31 2011, the Company had $86.5 million Series C senior convertible debentures outstanding.

The Series C debentures require regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15 until August 15, 2010. Beginning August 15, 2010, the Company does not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to approximately $1,700, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

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

The Series C debentures are convertible under specified circumstances into shares of the Company's common stock at an initial conversion rate of 20.3732 shares per $1,000 principal amount of debentures (which is equal to an initial conversion price of $49.08), subject to adjustment in certain events. The Series C debentures include a make-whole interest provision which may increase the conversion rate upon certain fundamental changes, as described in the Series C indenture, prior to August 15, 2013. The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2011 and 2010.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement, as amended, provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2015. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $328.3 million and $325.0 million at December 31, 2011 and 2010, respectively.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2012. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 1.4%. Commitment fees of 0.25% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2011 and 2010.

One of the Company's subsidiaries maintains a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2011 and 2010. This facility is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available term loan credit facility of up to $3.0 million and a revolving credit facility in the amount of $5.0 million, both denominated in Canadian Dollars, and expire on October 31, 2012. There were no borrowings against these credit facilities at December 31, 2011 and 2010. The Company has an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus an applicable margin. Interest is payable monthly. No amounts were drawn on this facility during 2011 and 2010. The Company's foreign subsidiary has an overdraft credit facility that provides for borrowings of up to $8.1 million, denominated in British Pounds, at variable rates of interest based on the Bank's base rate plus 1.5% per annum. There were no amounts outstanding at December 31, 2011 and $5.2 million outstanding at December 31, 2010.

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

Related party credit agreements

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $630 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $630 million syndicated line of credit facility. The amount outstanding under this loan agreement was $140.0 million and $120.0 million at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense related to this loan of $2.7 million, $2.0 million and $1.0 million, respectively.

In 2011, DST's Innovative Output Solutions Limited ("IOS") subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited ("IFDS U.K."). The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015. IFDS U.K. may demand a prepayment of the loan by IOS at any time upon completion of a notice period. The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly. The amount outstanding under this loan at

December 31, 2011 was $6.2 million. For the year ended December 31, 2011, IOS recorded interest expense related to this loan of $0.2 million.

As mentioned above, DST acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan of $11.2 million that is payable over five years and matures in September 2016. The amount outstanding at December 31, 2011 was $10.5 million.

Other indebtedness

Other indebtedness is mostly comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011. Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios. In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS. The amount outstanding under this facility was $21.0 million and $16.2 million at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 and for the period July 30, 2010 through December 31, 2010, proceeds received from this loan were $234.5 million and $70.6 million and total repayments were $238.9 million and $68.8 million, respectively, which have been included in net payments on revolving credit facilities in the Consolidated Statement of Cash Flows.

The primary debt obligations assumed from business combinations prior to 2010 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016. Indebtedness assumed in 2010 from dsicmm contains both variable and fixed interest rates and maturity dates ranging from 2011 through December 2013.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments (in millions):

	Payment Due by Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$1,380.3	$320.8	$340.4	$384.5	$334.6
Operating lease obligations	149.3	25.8	44.9	32.0	46.6
Software license agreements	48.2	25.3	12.9	10.0
Income tax uncertainties	61.4		61.4
Private equity fund capital commitments	34.8	27.9	5.5	1.4
Other	40.6	16.2	19.9	3.5	1.0

	$1,714.6	$416.0	$485.0	$431.4	$382.2

Interest obligations on the Company's secured promissory notes, convertible senior debentures, revolving credit facilities and senior notes are not included in the table above. Related to the secured promissory notes (both mortgage and equipment purchase related), interest rates are both fixed and variable. Fixed rates range from 6.0% to 8.39%. The Series C ($83.0 million principal) convertible senior debentures bear interest at a rate of 4.125% per annum, however, they discontinued paying cash interest beginning August 2010. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The Senior Notes are comprised of $40 million of 4.19% Series A Senior Notes, $105 million of 4.86% Series B Senior Notes, $65 million of 5.06% Series C Senior Notes and $160 million of 5.42% Series D Senior Notes.

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

The Company is a limited partner in various private equity funds. At December 31, 2011 and 2010, the carrying value of these investments was approximately $221.5 million and $148.9 million, respectively. The Company has future capital commitments related to these private equity fund investments in the amount of $34.8 million. Although the exact timing of these investment contributions is uncertain, the Company has estimated the potential timing of these contributions in the table above based on information provided by the investment advisors.

The Company has income tax uncertainties in the amount of $61.4 million at December 31, 2011. These obligations are classified as non-current on the Company's Consolidated Balance Sheet as resolution of these matters is expected to take more than a year. The Company estimates that these matters may take more than one year to resolve as reflected on the table above, however, the ultimate timing of resolution is uncertain.

Company's Assessment of Short-term and Long-term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company's revolving credit facilities, will suffice to meet the Company's operating and debt service requirements and other current liabilities for at least the next 12 months. Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities (which were $773.0 million at December 31, 2011) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.

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

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2011	2010	2009
DST's operating revenues from unconsolidated affiliates	$162.0	$169.0	$176.3

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$3.8	$7.2	$9.8

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(6.3)	$(2.6)	$(1.0)

Net proceeds received by DST from unconsolidated affiliates	$16.1	$3.8	$31.1

	December 31,
	2011	2010
Amounts receivable to DST from advances to unconsolidated affiliates	$12.2		$10.8
Trade accounts receivable to DST from unconsolidated affiliates	17.0		24.3

Amounts receivable to DST from unconsolidated affiliates	$29.2		$35.1

Amounts payable by DST to unconsolidated affiliates*	$5.3		$1.5

Deferred revenue by DST from unconsolidated affiliates**	$40.0	$

*
Excludes amounts owed under or activity related to the BFDS promissory note and IFDS, U.K. promissory note.

**
In December 2011, BFDS prepaid a portion of its 2012 DST processing services, in the amount of $40.0 million, in exchange for a discount on 2012 services.

In 2011, the Company acquired certain customer relationship assets (full-service client processing contracts) from BFDS for approximately $11.2 million that will be paid, on an installment basis, over five years. The Company initially recorded an intangible asset of $11.2 million, which will be amortized over an estimated life of approximately five years, and a payable to BFDS, which has been classified as debt.

During 2011, the Company licensed software from Percana Limited, a subsidiary of International Financial Data Services Ireland.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on June 30, 2013. Total borrowings on the loan were $30.5 million and the Company's guarantee totaled $1.5 million for both December 31, 2011 and 2010.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships. The agreements generally provide that the Company or the other party, if it desires to terminate the agreement, may establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and submit a binding offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to sell its interest, or to elect to purchase the offering party's interest, in either case at the established offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive for its interest in the case of a sale, or to pay for the other party's interest in the case of a purchase; however, the amount could be material.

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

At December 31, 2011 and 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Comprehensive income (loss)

The Company's comprehensive income totaled $109.6 million, $317.3 million and $388.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Comprehensive income (loss) consists of net income of $183.1 million, $318.5 million and $241.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and other comprehensive loss of $73.5 million and $1.2 million in 2011 and 2010, respectively, and other comprehensive income of $147.1 million in 2009. Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, net of deferred taxes, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company's proportional share of unconsolidated affiliates interest rate swaps and foreign currency translation adjustments. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities. The Company's net unrealized gains and losses on available-for-sale securities results primarily from changes in market value of the Company's investments in approximately 10.3 million shares of State Street common stock, approximately 15.0 million shares of Computershare common stock and approximately 1.9 million shares of Euronet Worldwide, Inc. At December 31, 2011, these three investments had an aggregate pre-tax unrealized gain of approximately $382.3 million. One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $73.0 million, $47.7 million and $35.6 million at December 31, 2011, 2010 and 2009, respectively. DST's 50% proportionate share of this interest rate swap liability was $36.5 million, $23.9 million and $17.8 million at December 31, 2011, 2010 and 2009, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability at December 31, 2011 and $2.0 million and $5.0 million recorded at December 31, 2010 and 2009, respectively. The amounts of foreign currency translation adjustments included in other comprehensive income (loss) are ($0.9) million, $2.4 million and $45.0 million in 2011, 2010 and 2009, respectively. The unrealized loss on the Company's interest rate swap was $4.3 million and $5.0 million at December 31, 2011 and 2010, respectively.

Other than temporary impairments

At December 31, 2011, the Company's available-for-sale securities had gross unrealized holding losses of $4.3 million. If it is determined that a security's net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value. The Company does not believe that the gross unrealized losses at December 31, 2011 are other than temporary.

The Company recorded unrealized losses on available for sale securities of $3.8 million, $1.3 million and $27.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, which the Company believed were other than temporary. The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1.7 million, $1.7 million and $1.8 million of impairments on private equity fund and other investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted market value and is reflected in other income, net, in the statement of income.

Derivative and Hedging Activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2011 and 2010, the Company's forward starting interest rate swap associated with the syndicated real estate credit agreement had a fair value of $4.3 million and $5.0 million liability, respectively.

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

Available-for-sale equity price risk

The Company's investments in available-for-sale equity securities are subject to price risk. The fair value of the Company's available-for-sale investments as of December 31, 2011 was approximately $773.0 million. The impact of a 10% change in fair value of these investments would be approximately $47.2 million to comprehensive income. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income" above, net unrealized gains and losses on the Company's investments in available-for-sale securities have had a material effect on the Company's comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients. The balances maintained in the bank accounts are subject to fluctuation. For the year ended December 31, 2011, the Company and BFDS had average daily cash balances of approximately $1.7 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS. The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.8 million of net income (loss).

At December 31, 2011, the Company had $1.4 billion of debt, of which $777.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates). As discussed above in comprehensive income (loss), the amount recorded related to the Company's proportional share of unconsolidated affiliates' interest rate swap was a loss of $36.5 million. The Company estimates that a 10% increase in interest rates would not be material to the Company's consolidated pretax earnings or to the fair value of its debt

In addition to the financial instruments listed above, the program fees incurred on proceeds from the sale of receivables under the Company's accounts receivable securitization program are determined based on variable interest rates associated with LIBOR.

Foreign currency exchange rate risk

The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee. Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company. At December 31, 2011, the Company's international subsidiaries had approximately $322.9 million in total assets and for the year ended December 31, 2011, these international subsidiaries produced approximately $12.4 million of a net loss. The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $32.3 million. Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income for 2011 by approximately $1.2 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders of DST Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of DST Systems, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Kansas City, Missouri
February 29, 2012

DST Systems, Inc.

Consolidated Balance Sheet

(dollars in millions, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$40.9	$139.8
Funds held on behalf of clients	272.6	406.6
Client funding receivable	42.6	68.1
Accounts receivable (includes related party receivables of $17.0 and $24.3)	325.2	308.0
Deferred income taxes	8.4	12.1
Other assets	77.2	62.6

	766.9	997.2
Investments	1,072.8	1,139.1
Unconsolidated affiliates	370.8	355.5
Properties	523.9	516.8
Intangible assets	169.0	49.5
Goodwill	487.0	230.2
Other assets	38.2	51.1

Total assets	$3,428.6	$3,339.4

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$320.8	$286.1
Client funds obligations	315.2	474.7
Accounts payable	96.0	65.1
Accrued compensation and benefits	119.6	121.7
Deferred revenues and gains	101.3	58.9
Other liabilities	120.8	98.4

	1,073.7	1,104.9
Long-term debt	1,059.5	923.3
Income taxes payable	60.7	53.3
Deferred income taxes	326.5	336.5
Other liabilities	72.5	75.8

Total liabilities	2,592.9	2,493.8

Commitments and contingencies (Note 15)

Equity
DST Systems, Inc. stockholders' equity
Preferred stock, $0.01 par, 10 million shares authorized and unissued
Common stock, $0.01 par, 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	246.0	247.7
Retained earnings	3,191.3	3,039.8
Treasury stock, at cost	(2,896.1)	(2,815.4)
Accumulated other comprehensive income	277.8	351.3

Total DST Systems, Inc. stockholders' equity	820.0	824.4
Non-controlling interest	15.7	21.2

Total equity	835.7	845.6

Total liabilities and equity	$3,428.6	$3,339.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenues	$1,744.0	$1,713.6		$1,595.4
Out-of-pocket reimbursements	644.7	614.9		622.5

Total revenues (includes related party revenues of $192.0, $202.6 and $211.0)	2,388.7	2,328.5		2,217.9
Costs and expenses	1,997.0	1,848.5		1,813.2
Depreciation and amortization	131.6	135.4		130.4

Income from operations	260.1	344.6		274.3
Interest expense	(46.5)	(46.1)		(42.2)
Other income, net	38.7	141.7		85.1
Equity in earnings of unconsolidated affiliates	21.7	36.4		37.3

Income before income taxes and non-controlling interest	274.0	476.6		354.5
Income taxes	95.8	159.1		112.9

Net income	178.2	317.5		241.6
Net loss attributable to non-controlling interest	4.9	1.0

Net income attributable to DST Systems, Inc.	$183.1	$318.5		$241.6

Average common shares outstanding	45.7	46.9		49.6
Average diluted shares outstanding	46.3	47.3		50.0
Basic earnings per share	$4.01	$6.78		$4.87
Diluted earnings per share	$3.95	$6.73		$4.84
Cash dividends per share of common stock	$0.70	$0.60	$

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Changes in Equity

(in millions)

	Common Stock
						Accumulated Other Comprehensive Income	Total DST Systems, Inc. Stockholders' Equity
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock			Non- Controlling Interest		Total Equity
December 31, 2008	49.7	$1.0	$212.6	$2,508.0	$(2,688.8)	$205.4	$238.2	$		$238.2
Comprehensive income:
Net income				241.6
Other comprehensive income						147.1
Comprehensive income							388.7			388.7
Amortization of share based compensation			25.8				25.8			25.8
Issuance of common stock	0.4		(6.6)		26.6		20.0			20.0
Repurchase of common stock	(0.9)				(40.5)		(40.5)			(40.5)
Other			3.8		(1.6)		2.2			2.2

December 31, 2009	49.2	1.0	235.6	2,749.6	(2,704.3)	352.5	634.4			634.4
Comprehensive income:
Net income attributable to DST Systems, Inc.				318.5
Net loss attributable to non-controlling interests									(1.0)
Other comprehensive loss						(1.2)
Comprehensive income							317.3			316.3
Dividends paid			0.1	(28.3)			(28.2)			(28.2)
Amortization of share based compensation			20.2				20.2			20.2
Issuance of common stock	0.5		(8.2)		26.6		18.4			18.4
Repurchase of common stock	(3.4)				(137.7)		(137.7)			(137.7)
Exchange of non-controlling interest in IOS for a controlling interet in dsicmm									22.2	22.2

December 31, 2010	46.3	1.0	247.7	3,039.8	(2,815.4)	351.3	824.4		21.2	845.6
Comprehensive income:
Net income attributable to DST Systems, Inc.				183.1
Net loss attributable to non-controlling interests									(4.9)
Other comprehensive income (loss)						(73.5)
Comprehensive income							109.6			104.7
Dividends paid			0.1	(31.6)			(31.5)			(31.5)
Amortization of share based compensation			20.5				20.5			20.5
Issuance of common stock	1.6		(26.1)		94.0		67.9			67.9
Repurchase of common stock	(3.8)				(174.7)		(174.7)			(174.7)
Other			3.8				3.8		(0.6)	3.2

December 31, 2011	44.1	$1.0	$246.0	$3,191.3	$(2,896.1)	$277.8	$820.0		$15.7	$835.7

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows-operating activities:
Net income	$178.2	$317.5	$241.6

Depreciation and amortization	131.6	135.4	130.4
Net gains on investments	(16.3)	(65.6)	(15.6)
Gain on equity interest in Argus Health Systems, Inc.			(41.7)
Net (gain) loss on extinguishment of convertible senior debentures	1.2	6.4	(5.9)
Amortization of share based compensation	20.5	20.2	25.8
Equity in earnings of unconsolidated affiliates	(21.7)	(36.4)	(37.3)
Cash dividends from unconsolidated affiliates	7.2	2.5	29.6
Deferred income taxes	6.4	26.1	58.0
Changes in accounts receivable	11.0	(113.3)	46.2
Changes in other assets	12.5	22.7	15.4
Changes in client funds obligations	(25.5)	(35.7)	4.2
Changes in client funding receivable	25.5	35.7	(4.2)
Changes in accounts payable and accrued liabilities	28.0	(4.5)	(10.5)
Changes in income taxes payable	6.1	(0.2)	(50.8)
Changes in deferred revenues and gains	38.3	(0.4)	(0.4)
Changes in accrued compensation and benefits	(1.8)	27.0	(16.7)
Other, net	3.1	17.3	(5.7)

Total adjustments to net income	226.1	37.2	120.8

Net	404.3	354.7	362.4

Cash flows-investing activities:
Capital expenditures	(83.6)	(92.9)	(98.0)
Investments in securities	(423.5)	(292.8)	(90.6)
Proceeds from (investments in and advances to) unconsolidated affiliates	(0.5)	6.7	1.6
Proceeds from sale / maturities of investments	374.1	284.1	142.2
Net decrease (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	150.8	(194.3)	149.1
Acquisition of businesses, net of cash acquired	(365.4)	(7.8)	(47.8)
Other	3.1	5.0	0.6

Net	(345.0)	(292.0)	57.1

Cash flows-financing activities:
Proceeds from issuance of common stock	64.8	16.1	14.0
Principal payments on debt	(24.2)	(25.1)	(14.7)
Repurchases of senior convertible debentures	(12.5)	(498.5)	(131.3)
Net proceeds from issuance of debt	9.3	370.0
Net proceeds from term loan facility	125.0
Net proceeds from accounts receivable securitization program	10.0	125.0
Net increase (decrease) in client funds obligations	(141.8)	198.4	(149.1)
Net borrowings (repayments) on revolving credit facilities	18.0	(41.4)	(70.6)
Common stock repurchased	(174.7)	(137.7)	(40.5)
Payment of cash dividends	(31.6)	(28.2)
Excess tax benefits from share based compensation	1.4	0.5	0.2
Other	(1.9)	(8.2)

Net	(158.2)	(29.1)	(392.0)

Net increase (decrease) in cash and cash equivalents	(98.9)	33.6	27.5
Cash and cash equivalents, beginning of year	139.8	106.2	78.7

Cash and cash equivalents, end of year	$40.9	$139.8	$106.2

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

DST Systems, Inc. (the "Company" or "DST") provides sophisticated information processing and software services and products to the financial services industry (primarily mutual funds, broker/dealers and investment managers), telecommunications, video and utilities industries, the healthcare industry and other service industries.

The Company's operating business units are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and joint ventures, equity securities, private equity funds, and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company's Segments follows:

Financial Services

The Company's Financial Services Segment provides technology based solutions using its own proprietary software systems. The principal industries serviced include mutual fund/investment management, brokerage, retirement, life and property/casualty insurance and healthcare payer industries. The Company's proprietary software systems include shareowner recordkeeping and distribution support systems for United States ("U.S.") and international mutual fund companies, broker/dealers and financial advisors; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.

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

The Output Solutions North America business has four operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S. The North America business is substantially a provider of print and electronic delivery services for client bills and statements related to transaction events. The acquisitions of Newkirk Products, Inc. in 2011 and Capital Fulfillment Group in 2010 expand the North America business to include participant enrollment and compliance communications related to

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

retirement, insurance, mutual funds and healthcare plans. The business also provides significant cross sell opportunities and leverage in both DST's retirement and insurance solutions businesses.

Innovative Output Solutions Limited ("IOS") has several operating facilities in the United Kingdom and is among the largest direct communications manufacturers in that country. The United Kingdom business is oriented to data driven marketing communications and direct mail campaigns with transaction printing accounting for less than 20% of revenues.

The Output Solutions Segment in North America distributes its product directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment's products in North America are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Investments and Other

The Investments and Other Segment is comprised of the Company's real estate subsidiaries and affiliates, investments in equity securities, private equity investments and other financial interests. The assets held by the Investments and Other Segment are primarily passive in nature. The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company's other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties. The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $730.3 million at December 31, 2011, including approximately 10.3 million shares of State Street Corporation ("State Street"), 15.0 million shares of Computershare Ltd. ("Computershare") and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $416.4 million, $122.7 million and $34.8 million respectively, based on closing exchange values at December 31, 2011.

DST wholly-owns approximately 3.3 million square feet of real estate facilities in the U.S. of which 1.9 million square feet are occupied by DST and related affiliates, and approximately 1.4 million square feet of facilities are occupied by third parties. Through joint ventures, DST has an interest in approximately 2.9 million square feet of U.S. commercial real estate facilities of which 500,000 square feet are occupied by DST and related affiliates and 2.4 million square feet are occupied by third parties, including a 1.1 million square foot facility developed for and occupied by the Internal Revenue Service under a long term lease arrangement. An additional 1.1 million square feet of joint venture property is a 1,000 room convention hotel. The joint venture properties are principally located in Kansas City, Missouri.

DST considers its data centers to be specialized operational assets and does not consider them to be real estate assets. Therefore, its data centers are not included in its real estate operations, but rather the Financial Services Segment.

2. Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Intercompany balances and transactions have been eliminated. Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

With regard to real estate, the Company is the lessee in a series of operating leases covering a large portion of its Kansas City, Missouri based leased office facilities. The lessors are generally joint ventures (in which the Company has a 50% ownership) that have been established specifically to purchase, finance and engage in leasing activities with the joint venture partners and unrelated third parties. Leases may not be variable interests if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, renewal options at terms other than fair value, fixed price purchase options or similar features that disproportionately obligate a company to absorb decreases in value or entitle it to participate in increases in the value of the real estate. The Company's analyses of its real estate joint ventures at December 31, 2011 indicate that none qualifies as a VIE and, accordingly, have not been consolidated.

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

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Once separate units of accounting are determined, the arrangement consideration should be allocated at the inception of the arrangement to all deliverables using the relative selling price method. New revenue recognition accounting guidance adopted prospectively by the Company on January 1, 2011 eliminated the use of the residual method of allocation for multiple element arrangements. For multiple element revenue arrangements entered prior to January 1, 2011, in cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The adoption of this new authoritative accounting guidance did not have a significant impact to the Company's results during the year ended December 31, 2011.

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

Cash equivalents

Short-term liquid investments with original maturities of 90 days or less are considered cash equivalents. Due to the short-term nature of these investments, carrying value approximates market value.

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

Funds received from clients of the Company's subsidiary, Argus Health Systems, Inc. ("Argus"), for the payment of pharmacy claims incurred by its members are invested in cash and cash equivalents (credit-quality money market funds), short-term investments and available for sale debt securities until the claim payments are presented to the bank. These amounts are included in funds held on behalf of clients in the Consolidated Balance Sheet and are also recorded as a client funds obligation liability. Funds held on behalf of clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds to pharmacies, which are classified as client funds obligations in the Company's Consolidated Balance Sheet.

The Company has reported the cash flows related to the purchases of investment funds (available for sale securities) held on behalf of clients and the cash flows related to the proceeds from the sales/maturities of investment funds held on behalf of clients on a gross basis in the investing section of the Consolidated Statement of Cash Flows. The Company has reported the cash inflows and outflows related to client fund investments on a net basis within net (increase) decrease in restricted cash and cash equivalents held to satisfy clients fund obligations in the investing section of the Consolidated Statement of Cash Flows. The Company has reported the cash flows related to client funds used in investing activities on a net basis within net increase (decrease) in client funds obligations in the financing section of the Consolidated Statement of Cash Flows.

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

Development costs for software that will be sold or licensed to third parties, prior to the achievement of technological feasibility, are expensed as incurred. The Company capitalizes software development costs for software that will be sold or licensed to third parties after the products reach technological feasibility, it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. These capitalized development costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year's net revenue to current year's net revenue plus estimated future net revenues or the amount computed by the straight-line method over the estimated useful life of the product, generally three to five years. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis.

Goodwill and intangible assets

The authoritative accounting guidance for goodwill and intangible assets addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Intangible assets at December 31, 2011 and 2010 primarily represent customer relationship and other definite lived intangible assets (tradenames, non-compete agreements, etc.) acquired through a business combination or third party purchase. The estimated useful life on these intangible assets ranges from 3 to 16 years. The weighted average amortization period at December 31, 2011 for customer relationships and other intangible assets is 13.9 and 6.2 years, respectively.

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

From time to time, the Company enters into transactions the tax treatment of which under the Internal Revenue Code or applicable state tax laws is uncertain. The Company provides federal and/or state income taxes on such transactions, together with related interest, net of income tax benefit, and any applicable penalties in accordance with accounting guidance for income tax uncertainties. The Company records income tax uncertainties that are estimated to take more than 12 months to resolve as non-current. Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.

Foreign currency translation

The Company's international subsidiaries use the local currency as the functional currency. The Company translates its assets and liabilities at period end exchange rates except for those accounts where historical rates are acceptable, and translates income and expense accounts at average rates during the period. Translation adjustments are recorded in Stockholders' Equity and was a cumulative gain of $16.2 million and $17.3 million at December 31, 2011 and 2010, respectively. While it is generally not the Company's practice to enter into derivative contracts, from time to time the Company and its subsidiaries do utilize forward foreign currency exchange contracts to minimize the impact of currency movements.

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

Derivative and hedging activities

Authoritative accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

sheet and measure those instruments at fair value and that the changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. While it is generally not the Company's practice to enter into derivative contracts, from time to time, the Company utilizes derivatives to manage certain risks. The Company does not enter into derivative arrangements for speculative purposes. At December 31, 2011 and 2010, the Company had interest rate swaps which are described in the Debt note of these financial statements.

Comprehensive income

The Company's comprehensive income consists of net income and unrealized gains or losses on available-for-sale securities, net of deferred income taxes, reclassifications for net gains included in net income, the Company's proportional share of an unconsolidated affiliate's interest rate swap (except the loss is limited by the carrying value of the investment), unrealized gains or losses on the Company's interest rate swap and foreign currency translation adjustments and are presented in the Consolidated Statement of Changes in Equity.

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

New authoritative accounting guidance

Comprehensive Income

In June 2011, the FASB issued an accounting standard update that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This new accounting guidance is effective for annual and interim periods after January 1, 2012. Because there is no change to the determination of comprehensive income, the Company believes the adoption of this guidance will not have a significant effect on the consolidated financial statements.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to testing goodwill for impairment, intended to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes the adoption of this new accounting guidance will not have a significant effect on the consolidated financial statements.

Fair Value Measurement and Disclosure

In May 2011, the FASB issued new authoritative guidance related to fair value measurement and disclosure requirements. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The guidance is effective for annual periods beginning after December 15, 2011. The Company believes the adoption of this new accounting guidance will not have a significant effect on the consolidated financial statements.

Earnings per share proposed accounting

In August 2008, the FASB issued a revised exposure draft that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The final authoritative accounting guidance has yet to be issued. In April 2009, the FASB decided to pause the earnings per share project.

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

3. Significant Business Transactions

Acquisition of Finix Business Strategies, LLC and Finix Converge, LLC

On April 29, 2011, DST acquired, through a newly formed subsidiary, DST Brokerage Solutions, LLC, the assets of Finix Business Strategies, LLC ("Finix"), a financial services consulting firm with extensive brokerage and technology expertise. DST Brokerage Solutions also acquired the assets of Finix Converge, LLC ("Converge"), a technology firm that develops and distributes an enterprise social networking and media platform to enable firms to connect and collaborate with their constituents more effectively online. By combining Finix Business Strategies' extensive knowledge and brokerage expertise with DST's breadth and depth of technology and services, DST plans to address broker-dealers' unique challenges through an expanded suite of products and solutions. DST Brokerage Solutions, LLC is part of the Financial Services Segment.

Acquisition of Subserveo, Inc.

On June 20, 2011, DST acquired Subserveo Inc. ("Subserveo"), a provider of automated compliance and surveillance solutions to broker-dealers and investment advisors throughout the U.S. and Canada. Subserveo's solutions perform daily analysis of transactions, orders and account holdings and provide detailed compliance alerts and case management. Subserveo will be operated as part of DST Brokerage Solutions.

Finix, Converge and Subserveo along with DST TASS, the Company's subsidiary that provides full service subaccounting services, will be operated as a single business unit. This business unit will be DST's channel to provide products to the broker/dealer market and will manage the distribution of the Company's AWD, Vision Professional and print/mail products to that market.

Acquisition of IntelliSource Healthcare Solutions

On July 1, 2011, DST acquired, through its wholly-owned subsidiary, DST Health Solutions, LLC, the assets of IntelliSource Healthcare Solutions ("IntelliSource"), whose principal product is CareConnect which provides an automated care management system. The addition of the IntelliSource suite of solutions broadens DST Health Solutions' product offering for integrated care management, providing DST Health Solutions' health plan clients access to an array of valuable solutions—including integrated care management, workflow and analytics—that will enable them to collaboratively facilitate proactive care and optimize resources at all levels of the healthcare system. DST will integrate CareConnect into its proprietary claims offerings.

Acquisition of Newkirk Products, Inc.

On May 2, 2011, DST acquired the outstanding stock of Newkirk Products, Inc. ("Newkirk"), an industry leader in the development and deployment of communications, education, and investment information for clients in the retirement planning, managed care, and wealth management industries. Newkirk will be operated as a unit of the Output Solutions Segment and its results will be reported in

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

that segment from the date of acquisition. DST believes the acquisition of Newkirk broadens the solution set available to multiple DST business units. Newkirk's innovative on-demand publishing and marketing solutions complement DST Output's breadth of transactional and digital fulfillment solutions, making it easier for companies to craft effective customer communications across print, mobile, and electronic channels. It also enables clients of DST Retirement Solutions to access a more fully integrated offering that leverages Newkirk's capabilities geared to the needs of plan sponsors and participants, including communication and education materials, financial planning tools and plan documents. The acquisition of Newkirk also extends DST Output's capabilities in the healthcare industry enabling the Company to produce pre-enrollment communications, including information designed to help a participant personalize their health care plan.

Acquisition of Lateral Group Limited

On August 5, 2011, DST's Innovative Output Solutions ("IOS") subsidiary acquired the outstanding stock of Lateral Group Limited ("Lateral"), a U.K. company engaged in integrated, data driven, multi-channel marketing. The acquisition of Lateral complements the existing IOS business in terms of services offered and business outlook. In addition, this acquisition allows IOS to extend and develop its service/product offerings by further integrating communications through print, data and e-solutions and by providing additional solutions such as data insight and online marketing to the IOS client base.

The Company has not yet finalized its accounting for the acquired net assets of Finix, Converge, Subserveo, IntelliSource, Newkirk and Lateral; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted. The Newkirk and Subserveo acquisitions are each subject to customary post-closing working capital adjustments, which could result in an adjustment to the respective purchase price. Goodwill from these acquisitions is comprised of the assembled workforce and other assets of the acquired businesses. Approximately $16.2 million of the goodwill is expected to be deductible for income tax purposes. The Company does not believe that any of the above mentioned business combinations are material to DST's consolidated financial statements. Notwithstanding, the Company has provided aggregated disclosures of these transactions to assist users of the financial statements in understanding the impact to DST of the business combinations. The following table summarizes the consideration (the Financial Services Segment spent $43.1 million on acquisitions while the Output Solutions Segment spent $74.1 million during the year ended December 31, 2011) and the preliminary allocation of the fair values of the acquisitions during the year

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

ended December 31, 2011 to the fair values of the assets acquired and liabilities at the respective acquisition dates mentioned above (in millions):

Consideration
Cash paid	$117.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$3.2
Accounts receivable	21.4
Other current assets	9.3
Properties (includes $12.9 million of proprietary software)	29.4
Intangible assets	32.9
Goodwill	71.3
Other assets	0.4

Total assets	167.9

Other current liabilities	20.2
Deferred income tax liabilities	10.3
Debt	20.2

Total liabilities	50.7

Net assets acquired	$117.2

Acquisition of ALPS Holdings, Inc.

On October 31, 2011, DST closed the previously announced acquisition of ALPS Holdings, Inc. ("ALPS"), a provider of a comprehensive suite of asset servicing, asset management, and asset gathering solutions to open-end mutual funds, closed-end funds ("CEFs"), exchange-traded funds ("ETFs") and alternative investment funds. The acquisition broadens the range of products and services DST will offer to the investment management and brokerage industries in the following areas: 1) ALPS' comprehensive solution set allows DST to service market segments DST was previously unable to service; 2) ALPS positions DST to service hedge funds and ETFs; and 3) ALPS expands DST's offerings beyond transfer agency. ALPS's financial results will be consolidated with those of DST beginning October 31, 2011, and will be reported as part of DST's Financial Services Segment. At closing, DST paid $251.9 million funded from cash, existing credit facilities and a new term loan credit facility.

The Company has not yet finalized its accounting for the acquired net assets of ALPS; when finalized, it is possible that amounts appearing in the table below of net assets acquired will be adjusted. The ALPS acquisition is subject to a customary post-closing working capital adjustment, which could result in an adjustment to the purchase price. Goodwill from the ALPS acquisition is comprised of the assembled workforce and other assets of the acquired business. Approximately $22.0 million of the goodwill is expected to be deductible for income tax purposes.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

The following table summarizes the consideration for ALPS and the preliminary allocation of the fair value of ALPS to the fair values of assets acquired and liabilities assumed at October 31, 2011 (in millions):

Consideration
Cash paid	$251.9

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$0.5
Funds held on behalf of clients	7.8
Accounts receivable	8.2
Other current assets	1.9
Properties (includes $1.5 million of proprietary software)	2.7
Intangible assets	84.0
Goodwill	183.5
Other assets	0.3

Total assets	288.9

Client funds obligations	7.8
Other current liabilities	7.0
Deferred income tax liabilities	21.3
Other liabilities	0.9

Total liabilities	37.0

Net assets acquired	$251.9

Acquisition of dsicmm Group Limited

On July 30, 2010, DST, through its wholly-owned U.K. subsidiary, IOS, acquired dsicmm Group Limited ("dsicmm") for cash and the issuance of IOS stock. Prior to closing the transaction, IOS held DST's debt-free U.K. print/mail operations. After completion of the transaction, DST owned approximately 70.5% of IOS and the remaining 29.5% was owned by a group of the former stockholders of dsicmm. DST has consolidated the financial results of the combined IOS business from the closing date and has reflected the 29.5% owned by former stockholders of dsicmm as a non-controlling interest.

dsicmm provides integrated print and communication solutions in the U.K. DST believes that the acquisition of dsicmm complements its existing Output Solutions business in the U.K., increases the overall size of the business, broadens the service/product offerings and expands and diversifies the client base.

DST has recognized identifiable intangible assets (comprised of customer relationships of $11.0 million and proprietary software of $4.7 million) and goodwill of $42.5 million, resulting from the acquisition. DST estimates annual amortization for acquired dsicmm intangible assets will be approximately $2.4 million. Goodwill of $42.5 million from the acquisition is comprised of the assembled workforce of dsicmm and other assets and is included in the Output Solutions Segment. None of the goodwill is expected to be deductible for income tax purposes.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Business Transactions (Continued)

The following table summarizes the consideration for dsicmm and the allocation of the fair value of dsicmm to the fair values of assets acquired and liabilities assumed at July 30, 2010 (in millions).

Consideration
Cash paid	$3.7
Fair value of shares issued of Innovative Output Solutions Limited (non monetary)	22.1

Fair value of dsicmm Group Limited	$25.8

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$25.7
Other current assets	5.4
Investments	0.4
Properties (includes $4.7 million of proprietary software)	32.1
Intangible assets	11.0
Goodwill	42.5
Other assets	0.1

Total assets	117.2

Other current liabilities	29.5
Income tax liabilities	1.3
Debt	51.4
Deferred income tax liabilities	3.8
Non-current liabilities	5.4

Total liabilities	91.4

Net assets acquired	$25.8

Assuming the acquisitions of Finix, Converge, Subserveo, IntelliSource, Newkirk, Lateral, ALPS and dsicmm had occurred January 1, 2010, the Company's total revenues would have been approximately $2,526.9 million and $2,627.0 million for the years ended December 31, 2011 and 2010, respectively. Consolidated pro forma net income and diluted earnings per share would not have been materially different from the reported amounts for the years ended December 31, 2011 and 2010. The unaudited pro forma amounts are not indicative of what actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of 2010.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Client Funds/Obligations

The Company had $272.6 million and $406.6 million of funds held on behalf of clients at December 31, 2011 and 2010, respectively. Included in these amounts were $14.3 million and $11.3 million of fixed-income marketable securities at December 31, 2011 and 2010, respectively, which have been classified as available-for-sale investments. There were no significant unrealized gains or losses associated with these fixed-income securities at December 31, 2011 and 2010. During the years ended December 31, 2011 and 2010, the Company received $107.1 million and $48.4 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations. Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during the years ended December 31, 2011 and 2010.

5. Investments

Investments are as follows (in millions):

		Carrying Value
	2011 Ownership Percentage	December 31, 2011	December 31, 2010
Available-for-sale securities:
State Street Corporation	2%	$416.4	$478.7
Computershare Ltd.	3%	122.7	165.5
Euronet Worldwide	4%	34.8	32.9
Other available-for-sale securities		199.1	228.7

		773.0	905.8

Other:
Trading securities		39.9	50.3
Held-to-maturity		15.4	11.3
Cost method, private equity and other investments		244.5	171.7

		299.8	233.3

Total investments		$1,072.8	$1,139.1

State Street Corporation ("State Street") is a financial services corporation that provides services and products to institutional investors. State Street has two lines of business. State Street's investment servicing business provides products and services including custody, product- and participant-level accounting; daily pricing and administration; master trust and master custody; recordkeeping; foreign exchange, brokerage and other trading services; securities finance; deposit and short-term investment facilities; loan and lease financing; investment manager and alternative investment manager operations outsourcing; and performance, risk and compliance analytics. State Street's investment management business provides a broad array of investment management, investment research and other related services, such as securities finance. The aggregate market value of the Company's investment in State Street's common stock presented above was based on the closing price on the New York Stock Exchange at the respective year end.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

Computershare Ltd is a global provider of share registry management/transfer agency services and technology. Services and solutions are provided to listed companies, investors, employees, exchanges and other financial institutions. Computershare's common stock is listed on the Australian Stock Exchange under ASX: CPU. The aggregate market value of the Company's investment in Computershare's common stock presented above was based on the closing price on the Australian exchange at the respective year end.

Euronet Worldwide, Inc. ("Euronet") is a leading electronic payments provider offering payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. The aggregate market value of the Company's investment in Euronet's common stock presented above was based on the closing price on the NASDAQ stock exchange at the respective year end.

The Company is a limited partner in various private equity funds. At December 31, 2011 and 2010, the Company's carrying value of these private equity fund investments was approximately $221.5 million and $148.9 million, respectively. At December 31, 2011, the Company had future capital commitments related to these private equity fund investments of approximately $34.8 million.

Certain information related to the Company's available-for-sale securities is as follows (in millions):

	December 31,
	2011	2010
Book cost basis	$315.6	$327.4
Gross unrealized gains	438.3	555.7
Gross unrealized losses	(4.3)	(0.6)
Unrealized gain—foreign currency exchange rates	23.4	23.3

Market value	$773.0	$905.8

During 2011, 2010 and 2009, the Company received $256.3 million, $233.6 million and $146.3 million, respectively, from the sale of investments in available-for-sale securities. Gross realized gains of $27.5 million, $68.7 million and $49.1 million and gross realized losses of $5.7 million, $3.0 million and $3.1 million, were recorded in 2011, 2010 and 2009, respectively, from available-for-sale securities. In addition, the Company recorded unrealized losses on available-for-sale securities of $3.8 million, $1.3 million and $27.3 million related to other than temporary investment impairments for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the proceeds received from the sale of investments in available-for-sale securities for the year ended December 31, 2010 is $78.4 million of proceeds resulting from the sale of 7.3 million shares of Computershare Ltd., which resulted in a gain of $42.5 million.

The following table summarizes the fair value and gross unrealized losses of the Company's investments by the length of time that the securities have been in a continuous loss position, at December 31, 2011 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Common Stock	$42.2	$4.3	$	$	$42.2	$4.3

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on cost method investments when impairment conditions are present. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1.7 million, $1.7 million and $1.8 million, respectively, of net impairments on cost method investments related to adverse market conditions and from poor performance of the underlying investment. The impairments related primarily to investments in the Financial Services and Investments and Other Segments. A decline in a security's net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in other income, net in the Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Such a charge could have a material effect on the Company's financial position.

6. Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

		Carrying Value
	2011 Ownership Percentage	December 31, 2011	December 31, 2010
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$179.1	$169.2
International Financial Data Services, U.K.	50%	90.0	78.8
International Financial Data Services, L.P.	50%	48.6	44.4
Unconsolidated real estate affiliates		38.4	50.4
Other unconsolidated affiliates		14.7	12.7

Total		$370.8	$355.5

Boston Financial Data Services ("BFDS") is a 50% owned corporate joint venture of the Company and State Street. BFDS combines use of the Company's proprietary applications and output solutions capabilities with the marketing and custodial capabilities of State Street to provide full-service and shared-service shareowner accounting and recordkeeping services to mutual fund companies. BFDS also offers settlement administration services, teleservicing and full-service support for defined contributions plans using DST's TRAC system. In terms of operating revenues, BFDS was the largest customer of the Financial Services Segment during 2011, 2010 and 2009.

International Financial Data Services, U.K. ("IFDS U.K.") is a U.K. joint venture of the Company and State Street. IFDS U.K. provides full, remote and shared processing for U.K. unit trusts and related products. The largest remote unitholder client of IFDS U.K. at December 31, 2011, 2010 and 2009 is Cofunds, Ltd. ("Cofunds"), a mutual fund supermarket. IFDS U.K. has a non-controlling investment interest in Cofunds, which it accounts for on the equity method basis.

International Financial Data Services Limited ("IFDS L.P.") is a U.S. partnership between the Company and State Street. IFDS L.P. owns the following operating joint ventures: IFDS Canada, IFDS

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Unconsolidated Affiliates (Continued)

Ireland and its wholly-owned subsidiary, Percana, and IFDS Luxembourg. IFDS L.P. provides shareowner accounting and recordkeeping to international markets.

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

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Boston Financial Data Services, Inc.	$9.9	$14.8	$12.1
International Financial Data Services, U.K.	12.0	15.9	9.2
International Financial Data Services, L.P.	3.7	6.2	10.9
Argus Health Systems, Inc.*			(1.5)
Other unconsolidated affiliates	(3.9)	(0.5)	6.6

	$21.7	$36.4	$37.3

*
Equity in losses of Argus for 2009 is for the period January 1, 2009 through March 31, 2009, the date DST acquired the remaining 50% equity interest and consolidated Argus.

Certain condensed financial information of DST's unconsolidated affiliates follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues	$899.3	$912.8	$948.8
Costs and expenses	863.4	835.9	847.4
Net income	35.9	76.9	101.4
Current assets	669.3	931.9	1,012.1
Noncurrent assets	789.7	780.4	738.7
Current liabilities	286.2	519.0	629.1
Noncurrent liabilities	516.4	507.4	492.8
Partners' and stockholders' equity	656.4	685.9	628.9

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Unconsolidated Affiliates (Continued)

The following table summarizes amounts and transactions with the Company's related party unconsolidated affiliates (in millions):

	Year Ended December 31,
	2011	2010	2009
DST's operating revenues from unconsolidated affiliates	$162.0	$169.0	$176.3

Amounts paid by DST to unconsolidated affiliates for products, services and leases	$3.8	$7.2	$9.8

Amounts advanced (amounts received) by DST to (from) unconsolidated affiliates	$(6.3)	$(2.6)	$(1.0)

Net proceeds received by DST from unconsolidated affiliates	$16.1	$3.8	$31.1

	December 31,
	2011	2010
Amounts receivable to DST from advances to unconsolidated affiliates	$12.2		$10.8
Trade accounts receivable to DST from unconsolidated affiliates	17.0		24.3

Amounts receivable to DST from unconsolidated affiliates	$29.2		$35.1

Amounts payable by DST to unconsolidated affiliates*	$5.3		$1.5

Deferred revenue by DST from unconsolidated affiliates**	$40.0	$

*
Excludes amounts owed under or activity related to the BFDS promissory note and IFDS, U.K. promissory note.

**
In December 2011, BFDS prepaid a portion of its 2012 DST processing services, in the amount of $40.0 million, in exchange for a discount on 2012 services.

Goodwill and other intangible assets recorded in connection with the acquisition of an unconsolidated affiliate is classified as part of the Company's investments in unconsolidated affiliates and represents the difference between the Company's carrying value of the unconsolidated affiliate and its pro-rata share of the unconsolidated affiliates' net tangible assets. For December 31, 2011 and 2010 goodwill and intangible assets (net of accumulated depreciation) were $7.2 million and $1.0 million, respectively.

In 2011, the Company acquired certain customer relationship assets (full-service client processing contracts) from BFDS for approximately $11.2 million that will be paid, on an installment basis, over five years. The Company initially recorded an intangible asset of $11.2 million, which will be amortized over an estimated life of approximately five years, and a payable to BFDS, which has been classified as debt.

During 2011, the Company licensed software from Percana Limited, a subsidiary of International Financial Data Services Ireland.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements

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

As of December 31, 2011 and 2010, the Company held certain investment assets that are required to be measured at fair value on a recurring basis. These investments include the Company's available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets. Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below. In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value. Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable. Fair value for investments in pooled funds is determined using net asset value. Accordingly, the Company's investments in available-for-sales fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity securities	$808.2	$808.2	$		$
Investments in pooled funds	46.0			46.0
Fixed income securities	19.0			19.0
Interest rate swap liability	(4.3)			(4.3)

Total	$868.9	$808.2		$60.7	$

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Equity securities	$920.9	$920.9	$		$
Investments in pooled funds	16.9			16.9
Fixed income securities	46.5			46.5
Interest rate swap liability	(5.0)			(5.0)

Total	$979.3	$920.9		$58.4	$

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements (Continued)

At December 31, 2011 and 2010, one of DST's unconsolidated affiliates had an interest rate swap with a fair market value liability of $73.0 million and $47.7 million, respectively. The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap. The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate. The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

8. Properties

Properties and related accumulated depreciation are as follows (in millions):

	December 31,
	2011	2010
Land	$72.3	$69.3
Buildings	357.1	353.6
Data processing equipment	192.3	197.4
Data processing software	506.6	499.2
Furniture, fixtures and other equipment	403.3	402.1
Leasehold improvements	83.0	76.4
Construction-in-progress	44.0	26.0

	1,658.6	1,624.0
Less accumulated depreciation and amortization	1,134.7	1,107.2

Net properties	$523.9	$516.8

At December 31, 2011 and 2010, there were approximately $7.8 million and $8.1 million of net properties, respectively, which are included in the above table, under lease with a municipality. At December 31, 2011 and 2010, there was approximately $4.1 million and $5.0 million, respectively, of assets (primarily buildings) under capital lease, net of accumulated depreciation, included in the above table.

Included in data processing software is $71.1 million of proprietary software acquired in business combinations, including $45.1 million, in aggregate, acquired in the 2011, 2010 and 2009 acquisitions described above. At December 31, 2011 and 2010, the net book value of this acquired software was $39.5 million and $24.4 million, respectively.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Properties (Continued)

The following table summarizes software development and maintenance costs for the Company's proprietary systems and software products, which include capitalized software development costs (in millions):

	Year Ended December 31,
	2011	2010	2009
Capitalized software development costs	$31.4	$27.8	$27.7

Amortization of capitalized software development costs	$26.8	$26.4	$20.1

Non-capitalizable software development and maintenance	$131.2	$134.3	$148.4

Non-capitalizable software development and maintenance expense is included in Costs and expenses in the Consolidated Statement of Income. Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $121.1 million, $127.5 million and $123.7 million, respectively.

9. Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$169.9	$23.1	$63.6	$16.4
Other	27.8	5.6	6.0	3.7

Total	$197.7	$28.7	$69.6	$20.1

As described in Note 3, the aggregate acquisitions of ALPS and other businesses in 2011 resulted in $254.8 million in goodwill, $95.1 million in customer relationship intangible assets, $21.8 million in other intangible assets and $14.4 million in proprietary software (which has been included in Properties in the Consolidated Balance Sheet). In addition, the Company acquired $11.2 million of customer relationship assets in late 2011 from BFDS. The acquisition of dsicmm Group Limited on July 30, 2010 resulted in $42.5 million in goodwill, $11.0 million in customer relationship intangible assets and $4.7 million in proprietary software (which has been included in properties). Also described in Note 3 is the purchase of the remaining 50% equity interest in Argus on March 31, 2009 which resulted in $62.9 million of goodwill, $14.0 million of customer relationship intangible assets, $1.0 million of other intangible assets and $26.0 million of proprietary software (which has been included in properties).

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Intangible Assets and Goodwill (Continued)

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $8.6 million, $5.8 million and $4.4 million, respectively. Annual amortization for intangible assets recorded as of December 31, 2011 is estimated to be (in millions):

2012	$17.2
2013	16.8
2014	16.4
2015	15.5
2016	13.7
Thereafter	89.4

Total	$169.0

Goodwill

The following tables summarize the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, by Segment (in millions):

	December 31, 2010	Acquisitions	Disposals	Other	December 31, 2011
Financial Services	$178.0	$214.3	$	$1.7	$394.0
Output Solutions	52.2	40.5		0.3	93.0

Total	$230.2	$254.8	$	$2.0	$487.0

	December 31, 2009	Acquisitions		Disposals	Other	December 31, 2010
Financial Services	$174.9	$		$	$3.1	$178.0
Output Solutions	8.7		43.5			52.2

Total	$183.6		$43.5	$	$3.1	$230.2

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	December 31,
	2011	2010
Accounts receivable securitization program	$135.0	$125.0
Secured promissory notes	16.6	3.5
Equipment credit facilities	10.0	7.5
Real estate credit agreement	105.2	108.5
Term loan credit facility	125.0
Series C convertible senior debentures	86.5	94.1
Revolving credit facilities	328.3	330.2
Senior notes	370.0	370.0
Related party credit agreements	156.7	120.0
Other indebtedness	47.0	50.6

	1,380.3	1,209.4
Less current portion of debt	320.8	286.1

Long-term debt	$1,059.5	$923.3

Accounts receivable securitization program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party, multi-seller, asset-backed commercial paper conduit administered by a bank. The maximum amount that can be outstanding under this program is $150 million. The facility will expire by its terms on May 17, 2012, unless renewed.

Under the terms of the accounts receivable securitization program, (a) DST periodically acquires accounts receivable originated by certain of its domestic subsidiaries, including, but not limited to, DST Output, DST Health Solutions, DST Technologies and Argus Health Systems (the "Subsidiary Originators"), (b) DST transfers receivables originated by DST and receivables acquired from the Subsidiary Originators, on a periodic basis, to a wholly-owned bankruptcy remote special purpose subsidiary of DST (the "SPE"), and (c) the SPE then sells undivided interests in the receivables to the commercial paper conduit. DST retains servicing responsibility over the receivables. The program contains customary restrictive covenants as well as customary events of default.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

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

At December 31, 2011 and 2010, the outstanding amount of undivided interests in the receivables held by the conduit was $135.0 million and $125.0 million, respectively. During the year ended December 31, 2010, the Company's accounts receivable increased by $125.0 million resulting in a cash outflow being reported in the operating section of the Consolidated Statement of Cash Flows and the current portion of debt associated with the accounts receivable securitization program increased by $125.0 million resulting in a cash inflow being reported in the financing section of the Consolidated Statement of Cash Flows. During the year ended December 31, 2009, the Consolidated Statement of Cash Flows presents the net cash flows under the Company's accounts receivable securitization programs in the operating section. During the years ended December 31, 2011 and 2010, total proceeds from the accounts receivable securitization program were approximately $924.1 million and $915.4 million and total repayments were approximately $914.1 million and $915.4 million, respectively, which comprises the net cash flow in the financing section of the Consolidated Statement of Cash Flows.

Aggregate transfers of undivided interests in the receivables from the SPE to the conduit were $1,720.2 million and $1,769.5 million for the years ended December 31, 2011 and 2010, respectively. The impact on net income stemming from these transfers was not material. Costs associated with the accounts receivable securitization program were included in other income during 2009, but are included in interest expense effective January 1, 2010. The program costs applicable to the outstanding amount of undivided interests in the receivables are generally based on the LIBOR rate plus an applicable margin.

Secured promissory notes

The secured promissory notes represent loans for real estate and equipment purchases. The outstanding amount at December 31, 2011 under the real estate notes and equipment notes was $15.0 million and $1.6 million, respectively. Included in the real estate notes payable as of December 31, 2011 is a $9.3 million real estate mortgage entered into by IOS in July 2011, which is secured by real estate in Bristol U.K. The loan, denominated in British Pounds, requires quarterly

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

principal payments and matures in July 2018. At December 31, 2011, the outstanding balance under this note payable was $8.3 million. The remaining real estate borrowings are due in installments with the balance due at the end of the term. Interest rates on the real estate and equipment borrowings are generally fixed. Fixed rates range from 5.5% to 8.39%. The loans are secured by real property and assets owned by the Company.

Equipment credit facilities

The Company has a $50.0 million unsecured credit facility with a vendor. Proceeds from loans made under the credit facility can be used to make purchases of the vendor's eligible equipment, software or services. The draw period under this credit facility expired on June 30, 2010. The maturity date for each loan drawn under this facility is the earlier of approximately three years from the initial draw or August 1, 2013. The outstanding amount under this credit facility at December 31, 2011 and 2010 was $1.8 million and $6.3 million, respectively.

On June 30, 2010, the Company entered into a new $50.0 million unsecured credit facility with the same vendor. Proceeds from loans made under the new equipment credit facility can be used to make purchases of the vendor's eligible equipment, software or services. Loans under this credit facility must be made prior to December 31, 2012, the draw period termination date. The maturity date for each loan under this credit facility is the earlier of i) the last day of the thirty first (31st) calendar month following the loan date or ii) June 30, 2015. Interest rates applicable to the loans under this credit facility are generally based on the LIBOR rate plus an applicable margin. The applicable margin is based on a grid schedule that adjusts borrowing costs up or down based upon the Company's consolidated leverage ratio. The outstanding amount at December 31, 2011 and 2010 under the new equipment credit facility was $8.2 million and $1.2 million, respectively.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

In January 2009, the Company entered an interest rate swap with a bank to fix the interest rate on its syndicated real estate credit agreement at approximately 4.49% (includes 1.75% applicable margin rate) beginning January 2010. This interest rate swap qualifies as a derivative instrument.

The Company's interest rate swap is a cash flow hedge of future interest payments under the Company's real estate credit agreement and uses a pay-fixed, receive-variable, forward starting interest rate swap. The Company's risk management objective and strategy for undertaking this hedge is to eliminate the variability of interest cash flows related to the Company's floating-rate real estate credit agreement. Changes in the cash flows of the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations in the one-month LIBOR benchmark interest rate. The derivative instrument is a receive floating, pay 2.74% fixed, forward starting interest rate swap with an effective date of January 4, 2010 and a maturity date of September 16, 2013. Effectiveness of the hedge relationship is assessed on a quarterly basis both prospectively and retrospectively using the "cumulative dollar offset" method, in which the cumulative changes in the value of the hedging instrument are directly compared with the cumulative change in the fair value or cash flows of the hedged item. A dollar offset ratio of between 0.80 and 1.25 is required in order to qualify for hedge accounting treatment. At inception of the hedge, the cumulative dollar offset ratio is 1.00 since the terms of the perfect hypothetical swap match those of the actual swap. The derivative accounting guidance indicates that hedge effectiveness occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows of the hedged transaction. At December 31, 2011 and 2010, the fair value of the Company's pay-fixed, receive-variable, forward starting interest rate swap was a liability of $4.3 million and $5.0 million, respectively, which is included in other non-current liabilities in the Consolidated Balance Sheet. The Company determined there was no ineffectiveness during the years ended December 31, 2011 and 2010, which resulted in the changes in fair value of this swap being recorded in other comprehensive income.

Term Loan Credit Facility

On October 28, 2011, the Company entered into a $125.0 million unsecured term loan credit facility with a bank. Subsequent to entering the facility, the Company borrowed $125.0 million to partially fund the acquisition of ALPS which was completed on October 31, 2011. The interest rates applicable to loans under the credit facility are generally based on LIBOR or prime rates plus applicable margins as defined in the facility. The maturity date is the earlier of October 28, 2013 and the springing maturity date, as defined, which could cause the maturity date to become September 13, 2013 if the Company's real estate credit agreement is not repaid or refinanced. The facility contains customary restrictive covenants as well as customary events of default. Based on the terms of the credit facility, the Company may be required to prepay the loan if certain events occur. Amounts prepaid may not be reborrowed.

Convertible senior debentures

In August 2003, the Company issued $840 million aggregate principal amount of convertible senior debentures, consisting of $540 million of 4.125% Series A convertible senior debentures due 2023 and $300 million aggregate principal amount of 3.625% Series B convertible senior debentures due 2023. The Series A debentures and Series B debentures had an interest rate of 4.125% and 3.625% per annum, respectively. During fourth quarter 2009, DST entered into separate privately negotiated exchange agreements under which it exchanged $257.0 million in aggregate principal of the Company's

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

outstanding 4.125% Series A convertible senior debentures due 2023 for $257.0 million in aggregate principal of new 4.125% Series C convertible senior debentures due 2023. At December 31, 2009, the amount outstanding under the Series A, B, and C convertible senior debentures was $151.8 million, $171.3 million and $257.0 million respectively.

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

During 2011, the Company repurchased $11.4 million of the original Series C debentures and recorded a net loss of $1.2 million on these transactions. At December 31 2011, the Company had $86.5 million Series C senior convertible debentures outstanding.

The Series C debentures require regular cash interest on the original principal amount of each debenture at a rate of 4.125% per year, payable semiannually in arrears on February 15 until August 15, 2010. Beginning August 15, 2010, the Company does not pay regular cash interest on the Series C debentures prior to maturity. Instead, the original principal amount of the Series C debentures will increase daily at a rate of 4.125% per year to approximately $1,700, which is the full accreted principal amount payable at maturity for each $1,000 original principal amount of the debentures. The Company will pay contingent interest during any six-month interest period commencing with the period from August 20, 2010 to February 14, 2011, and thereafter from February 15 to August 14 or August 15 to February 14, for which the average trading price of the Series C debentures for the applicable five trading-day reference period equals or exceeds 120% of the accreted principal amount of the Series C debentures.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

The conversion rights for the Series C debentures include: 1) during any calendar quarter if the last reported sale price of DST's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter, is greater than or equal to 120% of the applicable conversion price; 2) subject to certain exceptions, during the five day business period after any five consecutive trading day period in which the trading price per $1,000 original principal amount for each day of that period was less than 95% of the product of the last reported sales price of DST's common stock and the conversion rate on each such day; 3) if the debentures have been called for redemption; and 4) upon the occurrence of a specified corporate transaction as described in the indenture agreement. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of common stock. The Series C debentures if converted into common stock upon the occurrence of certain events would lead to the issuance of common stock and have a potentially dilutive effect on the Company's stock. The Company intends to settle any conversions of the Series C debentures with cash for the accreted principal and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amounts. Holders of the Series C debentures did not have the right to convert these debentures at December 31, 2011 and 2010.

Revolving credit facilities

On April 16, 2010, the Company entered into a new syndicated line of credit facility to replace its syndicated revolving line of credit facility that matured on July 1, 2010. The new credit agreement, as amended, provides for a revolving unsecured credit facility in an aggregate principal amount of up to $630 million. The interest rates applicable to loans under the new credit agreement are generally based on LIBOR, Federal Funds or prime rates plus applicable margins as defined in the agreement. The revolving credit facility contains grid schedules that adjust borrowing costs up or down based upon the Company's consolidated leverage ratio. The grid schedules may result in fluctuations in borrowing costs ranging from 1.10% to 2.10% over LIBOR and 0.10% to 1.10% over base rate as defined. Additionally, an annual facility fee of 0.15% to 0.40% is required on this revolving syndicated line of credit. The credit agreement contains customary restrictive covenants, as well as certain customary events of default. Among other provisions, the credit agreement limits consolidated indebtedness, liens, investments, subsidiary indebtedness, asset dispositions and restricted payments (including stock repurchases and cash dividends), and requires certain leverage and interest coverage ratios to be maintained. If any event of default occurs and is continuing, all amounts payable under the credit agreement may be declared immediately due and payable. The maturity date for the new credit facility is July 1, 2015. On April 16, 2010, the date of the refinancing transaction, the administrative agent transferred $443.4 million of the outstanding balance under the old (June 2005) credit facility to the new credit facility. Amounts borrowed on this syndicated revolving credit facility were $328.3 million and $325.0 million at December 31, 2011 and 2010, respectively.

One of the Company's subsidiaries has available an unsecured line of credit agreement that provides for unsecured revolving borrowings up to $50 million that matures on September 30, 2012. Borrowings under the facility are available at rates based on LIBOR rates plus the applicable margin of 1.4%. Commitment fees of 0.25% per annum based on the unused portions are payable quarterly. Among other provisions, the agreement requires the subsidiary to maintain certain interest coverage ratios and tangible net worth levels. In the event of non-compliance, an event of default may occur, which could

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

result in the loan becoming immediately due and payable. No amounts were borrowed under this line of credit at December 31, 2011 and 2010.

One of the Company's subsidiaries maintains a margin credit facility with a regulated broker/dealer. There were no borrowings under this facility at December 31, 2011 and 2010. This facility is collateralized by the underlying marketable securities. One of the Company's foreign subsidiaries has an available term loan credit facility of up to $3.0 million and a revolving credit facility in the amount of $5.0 million, both denominated in Canadian Dollars, and expire on October 31, 2012. There were no borrowings against these credit facilities at December 31, 2011 and 2010. The Company has an unsecured revolving line of credit for $10.0 million that is payable immediately upon demand by the lender. Borrowings on the line of credit are available at variable rates of interest based on LIBOR plus an applicable margin. Interest is payable monthly. No amounts were drawn on this facility during 2011 and 2010. The Company's foreign subsidiary has an overdraft credit facility that provides for borrowings of up to $8.1 million, denominated in British Pounds, at variable rates of interest based on the Bank's base rate plus 1.5% per annum. There were no amounts outstanding at December 31, 2011 and $5.2 million outstanding at December 31, 2010.

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

Related party credit agreements

On October 27, 2010, the Company amended and restated its related party promissory note with Boston Financial Data Services, Inc. The agreement provides for unsecured revolving borrowings by the Company of up to $140 million and matures on July 1, 2013. From time to time, BFDS may, subject to a ten day notice period, demand a prepayment of the loan by the Company in an amount not to

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

exceed $25 million in each instance. The interest rate applicable to the loan is based on LIBOR plus an applicable margin correlating to the applicable margin under the Company's $630 million syndicated line of credit facility. The loan agreement incorporates by reference and requires the Company to comply with the affirmative and negative covenants contained in the Company's $630 million syndicated line of credit facility. The amount outstanding under this loan agreement was $140.0 million and $120.0 million at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recorded interest expense related to this loan of $2.7 million, $2.0 million and $1.0 million, respectively.

In 2011, DST's Innovative Output Solutions Limited ("IOS") subsidiary entered into a loan agreement denominated in British Pounds with International Financial Data Services Limited ("IFDS U.K."). The agreement provides for unsecured revolving borrowings by IOS and matures on December 31, 2015. IFDS U.K. may demand a prepayment of the loan by IOS at any time upon completion of a notice period. The interest rate applicable to the loan is based on the base rate of the Bank of England plus an applicable margin of 3.0% and is payable monthly. The amount outstanding under this loan at December 31, 2011 was $6.2 million. For the year ended December 31, 2011, IOS recorded interest expense related to this loan of $0.2 million.

As mentioned above, DST acquired certain intangible assets in 2011 from BFDS in exchange for an installment loan of $11.2 million that is payable over five years and matures in September 2016. The amount outstanding at December 31, 2011 was $10.5 million.

Other indebtedness

Other indebtedness is mostly comprised of debt obligations assumed by the Company in connection with prior business acquisitions, including the acquisition of dsicmm Group Limited in 2010 and Lateral Group Limited in 2011. Certain of the dsicmm credit agreements contain provisions that require dsicmm to maintain certain interest, leverage and other financial ratios. In the event of non-compliance with the provisions of these credit agreements, an event of default may occur, which could result in the loan becoming immediately due and payable.

Other indebtedness also includes a borrowing arrangement denominated in British Pounds between IOS and a bank that is secured by accounts receivable of IOS. The amount outstanding under this facility was $21.0 million and $16.2 million at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 and for the period July 30, 2010 through December 31, 2010, proceeds received from this loan were $234.5 million and $70.6 million and total repayments were $238.9 million and $68.8 million, respectively, which have been included in net payments on revolving credit facilities in the Consolidated Statement of Cash Flows.

The primary debt obligations assumed from business combinations prior to 2010 are payable in monthly installments. Interest rates are fixed and approximate 5.6%. The maturity date of this indebtedness is October 2016. Indebtedness assumed in 2010 from dsicmm contains both variable and fixed interest rates and maturity dates ranging from 2011 through December 2013.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Debt (Continued)

Future principal payments of indebtedness at December 31, 2011 are as follows (in millions):

2012	$320.8
2013	246.2
2014	94.2
2015	376.1
2016	8.4
Thereafter	334.6

Total	$1,380.3

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and senior notes is considered to approximate fair value at December 31, 2011 and 2010.

As of December 31, 2011, the carrying and fair value of the Series C convertible debentures and Senior Notes were as follows (in millions):

	Carrying Value	Estimated Fair Value
Convertible senior debentures—Series C	$86.5	$99.7
Senior Notes—Series A	40.0	40.8
Senior Notes—Series B	105.0	109.7
Senior Notes—Series C	65.0	68.1
Senior Notes—Series D	160.0	169.7

Total	$456.5	$488.0

11. Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes.

The following summarizes pretax income (loss) (in millions):

	Year Ended December 31,
	2011	2010	2009
U.S.	$273.5	$462.6	$366.4
International	0.5	14.0	(11.9)

Total	$274.0	$476.6	$354.5

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Provision for income taxes (benefits) consists of the following components (in millions):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$69.6	$99.0	$51.0
State and local	10.4	23.4	7.8
International	9.4	10.3	2.4

Total current	89.4	132.7	61.2

Deferred
Federal	11.0	32.5	47.9
State and local	0.4	(0.4)	2.0
International	(5.0)	(5.7)	1.8

Total deferred	6.4	26.4	51.7

Total provision for income taxes	$95.8	$159.1	$112.9

Differences between the Company's effective income tax rate and the U.S. federal income tax statutory rate are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Provision for income taxes using the statutory rate in effect	$95.9	$166.7	$124.0
Tax effect of:
State and local income taxes, net	7.0	13.9	9.8
International income taxes, net	2.7	(2.2)	0.4
Earnings of U.S. unconsolidated affiliates	(2.8)	(4.1)	(3.0)
Argus nontaxable gain			(16.6)
Valuation allowance	1.8	0.4	1.8
Tax credits	(10.5)	(10.0)	(8.8)
Uncertain tax positions	7.7	1.5	9.5
Dividend received deduction	(2.2)	(8.2)	(0.6)
Domestic production activities deduction	(6.9)		(0.9)
Other	3.1	1.1	(2.7)

Total provision for income taxes	$95.8	$159.1	$112.9

Effective tax rate	35.0%	33.4%	31.8%
Statutory federal tax rate	35.0%	35.0%	35.0%

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

The federal and state deferred tax assets (liabilities) recorded on the Consolidated Balance Sheet are as follows (in millions):

	December 31,
	2011	2010
Liabilities:
Deferred cancellation of debt income	$(95.7)	$(92.7)
Investments in available for sale securities	(196.7)	(241.6)
Unconsolidated affiliates and investments	(11.5)	(10.4)
Accumulated depreciation and amortization	(40.5)	(12.5)
Book accruals and prepaid expenses	(6.8)	(0.8)
Debenture original issue discount	(16.7)	(15.9)
Other	(7.6)	(4.5)

Total deferred tax liabilities	(375.5)	(378.4)

Assets:
Deferred compensation and other employee benefits	47.2	42.5
Net operating loss	20.9	17.3
Other	1.9	5.1

Total deferred tax assets	70.0	64.9

Valuation allowance	(12.6)	(10.9)

Net deferred tax liability	$(318.1)	$(324.4)

The Company has approximately $7.6 million of federal net operating losses as of December 31, 2011 as a result of the previous business combinations. These net operating losses expire in 2025 and are available to reduce future income taxes. Since these net operating losses were generated by an entity prior to its acquisition by DST, their utilization is subject to certain limitations imposed by the Internal Revenue Code. The Company does not anticipate that such limitations will prohibit the utilization of the federal net operating loss carryforwards prior to their expiration. The Company has approximately $23.9 million of state net operating losses as of December 31, 2011 as a result of the previous business combinations. These net operating losses begin to expire in 2021. The Company also believed it was not more likely than not that certain state deferred tax assets would be realized, and, accordingly, recorded a valuation allowance. During the Company's 2009 reassessment of this valuation allowance requirement, it was determined that the valuation allowance was no longer required. As a result, it was released during 2009. In the course of finalizing the 2002 through 2005 IRS examination described below, favorable adjustments were identified and recognized in first quarter 2009, including foreign tax credit carryforward utilization.

The Company has approximately $64.6 million of net operating loss carryforwards as of December 31, 2011 in international jurisdictions. These carryforwards do not expire but may be limited in their ability to offset only certain income. A net benefit of approximately $7.5 million of these net operating losses will be recorded in additional paid-in capital in the Consolidated Balance Sheet upon realization. Authoritative accounting guidance requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the realizability of certain international net deferred tax assets, the

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Company also anticipates that limitations may result in the benefit of these amounts not being realized and has established corresponding valuation allowances as of December 31, 2011 and 2010 of $12.6 million and $10.9 million, respectively. A $2.3 million valuation allowance previously established on deferred income tax assets of Innovative Output Solutions (Bristol) Limited was released during 2010. The release resulted from the acquisition of dsicmm Group. Innovative Output Solutions Limited was the beneficiary of this income tax benefit, and accordingly DST's share of the benefit was 70.5% or $1.6 million. The remaining portion of the income tax benefit (29.5% or $700,000) was attributed to the non-controlling interest.

Prior to 1993, the Company generally did not provide deferred income taxes for unremitted earnings of certain investees accounted for under the equity method because those earnings have been and will continue to be reinvested indefinitely. Beginning in 1993, pursuant to the provisions of the authoritative accounting guidance related to income taxes, the Company began providing deferred taxes for unremitted earnings of U.S. unconsolidated affiliates net of the 80% dividends received deduction provided for under current tax law. Through December 31, 2011, the cumulative amount of such unremitted earnings was $200.0 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to tax at federal capital gains rates and state ordinary income tax rates, to the extent the stock sale proceeds exceeded the Company's tax basis. Deferred taxes provided on unremitted earnings through December 31, 2011 and 2010 were $14.0 million and $12.9 million, respectively. As a result of the purchase of the remaining 50% interest of Argus on March 31, 2009, $0.9 million of deferred taxes provided on unremitted earnings of Argus was reversed during first quarter 2009.

As of December 31, 2011, accumulated undistributed earnings of foreign subsidiaries (excluding India) were $78.1 million. During 2011, the Company's ongoing evaluation of its ability to redeploy foreign cash sources resulted in the Company making a distribution from and reversing its permanently reinvested assertion with respect to its India subsidiary. As a result, the Company has recorded approximately $0.6 million of related income tax liability, net of credits, on the India unremitted earnings. The Company intends to indefinitely reinvest the earnings in the businesses of its other foreign subsidiaries. As a consequence, no federal or state income taxes or foreign withholding taxes have been provided for amounts which would become payable, if any, on the distribution of such earnings. In the event of such a distribution, the Company may be able to offset, at least in part, the U.S. federal income tax consequences of such a distribution with foreign income tax credits which would become creditable as a result of such a distribution. It is not practicable for the Company to determine the income tax it would incur, if any, if such earnings were distributed.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$75.0	$78.5	$75.7
Additions based on tax positions related to the current year	7.3	5.4	4.1
Additions for tax positions of prior years	14.4	3.1	19.4
Reductions for tax positions of prior years	(2.2)	(11.1)	(1.6)
Settlements	(0.4)	(0.1)	(18.4)
Statute expirations	(0.6)	(0.8)	(0.7)

Balance at end of year	$93.5	$75.0	$78.5

Included in the Company's net unrecognized tax benefit at December 31, 2011, 2010 and 2009 are $49.9 million, $44.0 million and $43.6 million, respectively, of tax positions which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income taxes, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2010, the Company had $9.6 million of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $1.8 million during the year ended December 31, 2011 to $11.4 million. The liability for interest and penalties increased $0.7 million during the year ended December 31, 2010.

It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination for the tax years ended December 31, 2002 through 2005 was completed in February 2009. In the course of finalizing the examination, favorable adjustments of approximately $5.0 million were identified and recognized in first quarter 2009 that were not recorded at December 31, 2008, including foreign tax credit carryforward utilization. An IRS examination for the tax years ended December 31, 2006 and 2007 was completed in March 2011. An IRS examination for the tax years ended December 31, 2008 and 2009 began during 2011. As of December 31, 2011, the IRS has not proposed any significant adjustments which would be material to the Company's financial statements. Various state, local, and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

The Company filed federal income tax refund claims for research and experimentation credits for the tax years 1996 through 2001. A settlement was reached with respect to the Company's refund claims for research and experimentation credits for the years 1996 through 2001. Despite the settlement, the IRS has challenged the amount and availability of research and experimentation credits attributable to the Company's operations after 2001. During 2010, the Company filed federal income tax refund claims for approximately $10 million of research and experimentation credits for the tax years 2002 through 2005. An IRS examination of these claims is in process. Refund claims for tax years 2006 and 2007 were filed during 2011. Refund claims for the tax years 2008 and 2009 are expected to be filed during 2012. The

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

refund claims for tax years 2006 through 2009 will be subject to examination by the IRS. In light of the continuing uncertainty related to the realization of any tax benefit associated with these claims, the Company has not yet recorded any significant income tax benefit in the accompanying financial statements related to these refund claims. To the extent refunds are received, the Company will reduce income tax expense when realized.

In 2011, the Company filed federal income tax refund claims for the tax years 2005 through 2007 related to its Domestic Manufacturing Deduction under Internal Revenue Code Section 199 based on technical developments and interpretations that have occurred since filing the original returns. Refund claims for 2008 and 2009 are expected to be filed during 2012. The claims for 2005 through 2009 are estimated to exceed $10 million, and the IRS is expected to conduct a full examination of these claims. Due to uncertainty related to the realization of any tax benefit associated with these refund claims, the Company has not yet recorded any significant income tax benefit in the accompanying financial statements related to these refund claims and plans to fully reserve the benefit upon filing the claims. To the extent refunds are received, the company will reduce income tax expense when realized.

12. Equity

Preferred Stock

The Company has authorized 10 million shares of preferred stock, of which no shares are currently issued or outstanding. However, 0.1 million shares of preferred stock have been designated as Series A Preferred Stock in connection with the Company's rights agreement, in certain circumstances the terms of which would entitle the holders of the Company's common stock to which the rights are attached to purchase 1/1000ths of a share of Series A Preferred Stock (or in some cases, shares of the Company's common stock, other securities, cash or other assets) at a purchase price of $225 per share, subject to certain adjustments.

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to DST Systems, Inc.	$183.1	$318.5	$241.6

Average common shares outstanding	45.7	46.9	49.6
Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.6	0.4	0.4

Average diluted shares outstanding	46.3	47.3	50.0

Basic earnings per share	$4.01	$6.78	$4.87
Diluted earnings per share	$3.95	$6.73	$4.84

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

The Company had approximately 44.1 million and 46.3 million shares outstanding at December 31, 2011 and 2010, respectively. Shares from options to purchase common stock that were excluded from the diluted earnings per share calculation because they were anti-dilutive totaled 0.9 million and 3.4 million for the years ended December 31, 2011 and 2010, respectively. The Company's convertible senior debentures would have a potentially dilutive effect on the Company's stock if converted in the future. At December 31, 2011 outstanding Series C debentures are convertible into 1.7 million shares of common stock, subject to adjustment. The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount. Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company's average daily stock price exceeds the average accreted bond price per share. There was no dilution during the years ended December 31, 2011, 2010 and 2009 because of a decline in the Company's average share price.

Other comprehensive income (loss)

Components of other comprehensive income (loss) consist of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$(103.3)	$62.5	$204.8
Proportional share of unconsolidated affiliate interest rate swap	2.0	3.0	1.8
Unrealized gain (loss) on interest rate swaps	0.7	(3.1)	(1.9)
Reclassification adjustments for net gains included in net income	(18.0)	(64.4)	(18.6)
Foreign currency translation adjustments	(0.9)	2.4	45.0
Deferred income taxes	46.0	(1.6)	(84.0)

Other comprehensive income (loss)	$(73.5)	$(1.2)	$147.1

Components of the related tax provision of other comprehensive income consists of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period and proportional share of unconsolidated affiliates' interest rate swap	$(39.0)	$27.2	$91.2
Reclassification adjustments for gains included in net income	(7.0)	(25.6)	(7.2)

Deferred income taxes	$(46.0)	$1.6	$84.0

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

One of DST's unconsolidated affiliates had an interest rate swap liability with a fair market value of $73.0 million, $47.7 million and $35.6 million at December 31, 2011, 2010 and 2009, respectively. DST's 50% proportionate share of this interest rate swap liability was $36.5 million, $23.9 million and $17.8 million at December 31, 2011, 2010 and 2009, respectively. The Company records in investments and accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at December 31, 2011 $2.0 million recorded at December 31, 2010 and $5.0 million recorded at December 31, 2009, respectively.

Stock repurchases

In November 2011, DST's Board of Directors announced an increase to its share repurchase authorization by 2.0 million shares. The new share repurchase program became effective January 1, 2012 and expires on December 31, 2013. When the new repurchase authorization is combined with remaining shares from the existing authorization, the Company will have approximately 2,050,000 shares available to repurchase under the authorization as of January 1, 2012. The plan allows, but does not require, the repurchase of common stock in open market and private transactions. The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to affect all or a portion of such share repurchases. Under the share repurchase plans, the Company expended $135.4 million for approximately 3.0 million shares, $116.6 million for approximately 2.9 million shares and $9.7 million for approximately 260,000 shares during the years ended December 31, 2011, 2010, and 2009, respectively.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company's stock or from the vesting of restricted stock shares are included in common stock repurchased in the Consolidated Statement of Cash Flows. The amount of such share withholdings for option exercises was $39.3 million, $21.1 million and $30.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company had 51.2 million and 49.1 million shares of common stock held in treasury at December 31, 2011 and 2010, respectively.

Dividends

On February 24, 2012, the Board of Directors of DST declared a cash dividend of $0.40 per common share that will be payable on April 10, 2012 to shareholders of record at the close of business on March 16, 2012.

In 2011, DST separately paid two cash dividends at $0.35 per common share. The aggregate amount of the cash dividend was $31.6 million.

In 2010, DST separately paid two cash dividends at $0.30 per common share. The aggregate amount of the cash dividend was $28.2 million.

Share-Based Compensation

The Company has a share-based compensation plan covering its employees and a share-based compensation plan covering its non-employee directors and has outstanding share awards (primarily in the form of stock options and restricted stock) under each of these plans. Both of these share-based

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

compensation plans have been approved by the Company's Board of Directors and shareholders. The DST Systems, Inc. 2005 Equity Incentive Plan (the "Employee Plan") and the DST Systems, Inc. 2005 Non-Employee Directors' Award Plan (the "Directors' Plan") became effective on May 10, 2005. The term of both the Employee Plan and the Directors' Plan is from May 10, 2005 through May 9, 2015.

The Consolidated Statement of Income for the years ended December 31, 2011, 2010, and 2009 reflects share-based compensation cost of $20.5 million, $20.2 million and $25.8 million, respectively. The total tax benefit recognized in earnings from share-based compensation arrangements for the years ended December 31, 2011, 2010, and 2009, was $8.0 million, $7.9 million and $10.1 million, respectively. Excess tax benefits of $1.4 million, $0.5 million and $0.2 million were classified as a financing cash inflow during the years ended December 31, 2011, 2010 and 2009, respectively. Cash proceeds from options exercised for the years ended December 31, 2011, 2010 and 2009 were $64.8 million, $16.1 million and $14.0 million, respectively. The Company generally issues shares out of treasury to satisfy stock option exercises.

The Employee Plan amends, restates and renames the DST Systems, Inc. 1995 Stock Option and Performance Award Plan ("1995 Plan"). The number of shares of common stock reserved for delivery under the Employee Plan is the sum of (a) 4.0 million shares, plus (b) the number of shares remaining under the 1995 Plan (originally 30 million shares available) as of May 10, 2005 (not subject to outstanding Awards under the 1995 Plan and not delivered out of the Shares reserved thereunder), plus (c) shares that become available under the 1995 Plan after May 10, 2005 pursuant to forfeiture, termination, lapse or satisfaction of an award in cash or property other than shares of common stock, application as payment for an award, or, except with respect to restricted stock, to satisfy tax withholding, plus (d) any shares of common stock required to satisfy substitute awards. As of December 31, 2011, approximately 5.0 million shares were available under the Employee Plan. The Employee Plan provides for the availability of shares of the Company's common stock for the grant of awards to employees, prospective employees and consultants to the Company or an affiliate. Awards under the Employee Plan may take the form of shares, dividend equivalents, options, stock appreciation rights, limited stock appreciation rights, performance units, restricted stock, restricted stock units, deferred stock, annual incentive awards, service awards and substitute awards (each as defined in the plan).

The Directors' Plan replaced the component of the 1995 Plan that provided for equity awards to directors who are not employees of DST or any affiliate. Subject to adjustment, as provided in the Directors' Plan, the number of shares of common stock reserved for delivery under this plan is the sum of (a) 300,000 shares plus (b) any shares of common stock required to satisfy substitute awards, as defined in the Directors' Plan. As of December 31, 2011, approximately 186,827 shares were available under the Directors' Plan. Awards under the Directors' Plan may take the form of shares, dividend equivalents, options, restricted stock, restricted stock units, deferred stock and substitute awards (each as defined in the plan).

Vesting terms for options granted under the Employee Plan and the Director Plan differ based on the grant made. Options vest and generally become fully exercisable over three years of continued employment, depending upon the grant type. During the years ended December 2011, 2010 and 2009, the Company issued approximately 0.8 million, 0.2 million and 1.3 million common stock options, respectively. Approximately 0.2 million of the Company's 2009 option grants include performance-based conditions, as defined.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

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

The fair value of each option grant is estimated on the date of grant using a modified Black-Scholes option pricing model. The following table provides the ranges of assumptions and weighted-average assumptions used for grants made under the option plans during 2011, 2010 and 2009, as well as the range of fair values and weighted-average fair value of options granted:

	Year Ended December 31,
	2011	2010	2009
Weighted average risk free interest rate	1.25%	2.67%	2.70%
Range of risk free interest rates	1.25%	1.47% - 3.01%	2.67% - 2.86%
Weighted average expected life of option (years)	6.0	6.0	6.1
Range of expected life of option (years)	6.0	6.0 - 6.5	6.0 - 6.5
Weighted average expected stock volatility	30.75%	35.41%	34.83%
Range of expected stock volatilities	30.75%	34.74% - 36.60%	34.83%
Weighted average expected dividend yield	2.21%	0.60%	n/a
Range of expected dividend yields	2.21%	0% - 1.68%	n/a
Weighted average stock option fair value	$11.38	$15.63	$16.99
Range of stock option fair values	$11.38	$11.44 - $17.37	$16.87 - $17.75

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

Summary stock option activity is presented in the table below (shares in millions):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	5.9	$41.48
Granted	1.3	43.83
Exercised	(0.4)	32.31		$3.1
Cancelled	(0.2)	43.86

Outstanding at December 31, 2009	6.6	42.50
Granted	0.2	42.54
Exercised	(0.5)	32.07		5.3
Cancelled	(1.2)	51.64

Outstanding at December 31, 2010	5.1	41.39
Granted	0.8	47.51
Exercised	(1.5)	41.15		13.2
Cancelled	(0.6)	56.84

Outstanding at December 31, 2011	3.8	40.42	5.2	$21.7

Exercisable at December 31, 2011	2.4	37.39	2.9	$20.6

The total aggregate intrinsic value of options exercised for all plans during the years ended December 31, 2011, 2010, and 2009 was $13.2 million, $5.3 million and $3.1 million, respectively.

Grants of restricted stock may consist of restricted stock awards ("RSA's") or restricted stock units ("RSU's"). Grants of restricted stock are valued at the date of grant based on the value of DST's common stock and are expensed using the straight-line method over the service period or, in the case of performance based vesting awards, over the expected period to achieve the required performance criteria. Except for restrictions placed on the transferability of the restricted stock, holders of RSA's have full stockholders rights during the term of restriction, including voting rights and the right to receive cash dividends, if any. In 2010, the Company began issuing RSU's which do not confer full stockholder rights such as voting rights and cash dividends, but provide for additional dividend equivalent RSU awards in lieu of cash dividends. Unvested shares of restricted stock or restricted stock units may be forfeited upon termination of employment with the Company depending on the circumstances of the termination, or failure to achieve the required performance condition. The amount of unvested restricted shares outstanding at December 31, 2011 and 2010 is 1.2 million and 0.6 million, respectively. The Company granted approximately 2.8 million shares of restricted common stock to officers and certain other participants in November 2004. Approximately 1.6 million of these restricted shares vested in November 2009 and 0.7 million of these shares vested in January 2010, while the remaining shares were either vested or forfeited prior to December 31, 2010.

Included in the non-vested shares of outstanding restricted stock at December 31, 2011 are approximately 0.3 million of restricted shares granted in 2008 and 2007 that contain both service and

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

performance features based on achieving certain operating performance measures. The restrictions on the shares granted in 2008 and 2007 were originally scheduled to lapse by December 31, 2010 and December 31, 2012, respectively, assuming certain performance features are met. In February of 2010 the RSA awards with a lapse date of December 31, 2010 were exchanged for an equivalent number of RSU awards and the performance achievement period was extended to December 31, 2011. In December 2010 the Company determined that the performance criteria had been met and that the shares would vest in March of 2012 based on continuous service through this date.

The grant date fair value of these awards was approximately $7.2 million and $10.6 million for the 2008 and 2007 grants, respectively. The Company is amortizing the 2008 grant on a straight-line basis over the extended service period and a portion of the 2007 grant over a five year service period reflecting expectation of achievement of the required performance criteria for this portion of the 2007 awards. A portion of the 2007 grant with a grant date fair value of approximately $5.5 million was determined during 2010 to be unlikely to achieve the required performance criteria applicable to these awards, and a total accumulated amortization of approximately $2.5 million was reversed during the year. The Company will continue to monitor and evaluate its assumptions for its performance based awards over the applicable performance periods for these awards.

Summary restricted stock activity is presented in the table below (shares in millions):

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	2.6	$51.66
Vested	(1.6)	49.23

Non-vested at December 31, 2009	1.0	55.41
Granted	0.5	46.20
Vested	(0.8)	49.37
Forfeited	(0.1)	67.13

Non-vested at December 31, 2010	0.6	53.17
Granted	0.6	47.94

Non-vested at December 31, 2011	1.2	$50.62

The fair value of restricted stock awards which vested during the years ended December 31, 2011, 2010 and 2009 was $2.1 million, $36.9 million and $77.4 million, respectively.

At December 31, 2011, the Company had $42.5 million of total unrecognized compensation expense (included in Additional paid-in capital on the Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures. The Company estimates that the amortized compensation expense attributable to the stock option and restricted stock grants will be approximately $21.6 million for 2012, $11.3 million for 2013, $3.8 million for 2014 and $0.3 million for 2015, based on awards currently outstanding. Future amortization is not projected on approximately $5.5 million of

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

unrecognized compensation expense as the related awards are not currently expected to achieve their required performance features and therefore are not expected to vest.

Stock purchase plans

The 2000 DST Systems, Inc. Employee Stock Purchase Plan ("ESPP") provides the right to subscribe to 2.0 million shares of common stock to substantially all employees of the Company and participating subsidiaries, except those whose customary employment is less than 20 hours per week or is five months or less per calendar year, or those who are 5% or greater stockholders of DST. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower. At December 31, 2011, there were approximately 0.6 million shares available for future offerings. This ESPP plan was suspended effective January 1, 2006.

Rights plan

The Company is party to a Stockholders' Rights Agreement dated as of October 10, 2005, which was amended and restated on August 5, 2011 (the "Rights Plan"). By its terms, the Rights Plan will expire on October 10, 2015. Pursuant to the terms of the Rights Plan, each share of the Company's outstanding common stock has received one Right (as defined in the Rights Plan). Each Right entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock, or in some circumstances, shares of the Company's Common Stock, other securities, cash or other assets, at a purchase price of $225 per share, subject to certain adjustments. In the event a person or group becomes an Acquiring Person (as defined in the Rights Plan), the Rights will entitle each holder of a Right to purchase, for the purchase price, that number of common shares equivalent to the number of common shares which at the time of the transaction would have a market value of twice the purchase price. Any Rights that are at any time beneficially owned by an Acquiring Person (as defined in the Rights Plan) will be null and void and nontransferable and any holder of any such Right will be unable to exercise or transfer any such Right. At any time after any person or group becomes an Acquiring Person, but before a person or group becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each Right for consideration per Right consisting of one-half of the number of common shares that would be issuable at such time on the exercise of one Right and without payment of the purchase price. Under certain circumstances, the Company may redeem the rights in whole, but not in part, at a redemption price of $0.0025 per Right.

The Rights, which are automatically attached to common stock, are not exercisable or transferable separately from shares of common stock until upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons, together with any person acting in concert therewith, has acquired beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock (as defined in greater detail in the Rights Plan); or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (as defined in the Rights Plan), unless the Board of Directors sets a later date in either event.

The Rights Plan is intended to encourage a potential acquiring person to negotiate directly with the Board of Directors, but may have certain anti-takeover effects. The Rights Plan could significantly dilute the interests in the Company of an Acquiring Person. The Rights Plan may therefore have the effect of delaying, deterring or preventing a change in control of the Company.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Equity (Continued)

Non-controlling interest

As a result of the acquisition of dsicmm on July 30, 2010, the Company's IOS subsidiary had a non-controlling investor group which initially owned approximately 29.5% of IOS. The exchange of a non-controlling interest in IOS for a controlling interest in dsicmm was initially recorded at $22.2 million. In November 2011, the non-controlling investor group's ownership decreased to 27.3%, resulting from the contractual cancellation of shares associated with a provision in the acquisition agreement. In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million making IOS a wholly-owned subsidiary.

The amount included in Equity on the Consolidated Balance Sheet at December 31, 2011 and 2010 associated with the non-controlling interest was $15.7 million and $21.2 million, respectively. During the year ended December 31, 2011 and for the period July 30, 2010 through December 31, 2010, the net loss primarily attributable to the IOS non-controlling interest was $4.9 million and $1.0 million, respectively.

13. Benefit Plans

The Company sponsors defined contribution plans that cover domestic and non-domestic employees following the completion of an eligibility period. Employer contribution expense under these plans totaled $38.9 million, $40.1 million and $40.4 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has active and non-active non-qualified deferred compensation plans for senior management, certain highly compensated employees and directors. Certain of the active plans permit existing participants to defer a portion of their compensation until termination of their employment, at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts earn interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying hypothetical investments. Amounts deferred under these plans were approximately $35.2 million and $36.1 million at December 31, 2011 and 2010, respectively.

14. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2011	2010	2009
Interest paid during the year	$41.6	$36.6	$40.1
Income taxes paid during the year	77.4	131.0	96.8

The Company purchased $9.1 million, $3.8 million and $2.3 million of equipment with a promissory note during the years ended December 31, 2011, 2010 and 2009, respectively. The acquisition of a customer relationship intangible asset from BFDS for debt during late 2011, in the amount of $11.2 million, was treated as a non-cash transaction. The increase in ownership of IOS in 2011 was treated as a non-cash transaction. During 2011, DST exchanged approximately $21.7 million of available-for-sale debt securities for an investment in a pooled fund, which was treated as a non-cash transaction. The fair value of shares issued of Innovative Output Solutions Limited of $22.1 million, a non-cash transation, and approximately $3.7 million of cash was the consideration given for the acquisition of dsicmm Group Limited, which resulted in DST initially owning approximately 70.5% of

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Cash Flow Information (Continued)

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

The following rental costs were incurred (in millions):

	Year Ended December 31,
	2011	2010	2009
Rent expense	$43.4	$35.1	$31.9
Occupancy expenses included in above amounts that were charged by unconsolidated real estate affiliates	8.6	5.4	5.4

The Company has letters of credit of $7.8 million outstanding for both December 31, 2011 and 2010. Letters of credit are secured by the Company's debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at December 31, 2011 were not significant.

There are provisions in the 2008 BlueDoor Technologies Pty Ltd. ("BlueDoor") and 2007 TASS, LLC ("TASS") acquisition agreements that allow for additional consideration to be paid if certain targets are achieved and upon the completion of future service by the former owners of BlueDoor and TASS.

The Company has received a regulatory inquiry regarding information that the Company's pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services ("CMS"), during the period 2006 to 2009. That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members. The Company is in discussions as to the accuracy of such information and as to any civil penalties that might be assessed against the Company relative to any inaccuracies. The regulator has broad statutory authority in determining the resolution of the inquiry. The Company has recorded a $3.5 million loss accrual at December 31, 2011, which represents the Company's best estimate of the amount to resolve the matter should inaccuracies be established. There can be no assurance that the loss accrual will be sufficient to resolve the matter.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

The Company received a legal claim relating to a 2001 international software development agreement. Although the software was never completed, the counterparty to the agreement has asserted that DST's failure to accept the software has resulted in damages ranging up to approximately $10 million. A District Court and a Court of Appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met. In October 2011, a Court of Appeals ruled that the parties need to engage an expert to decide whether the software met the acceptance criteria. The Company is vigorously defending the case and does not believe that a loss accrual is required. Although the ultimate resolution and impact of this litigation is not presently determinable, the Company's management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

In addition, the Company and its subsidiaries are involved in various legal proceedings arising in the normal course of their businesses. While the ultimate outcome of these legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on the consolidated financial condition, results of operations and cash flow of the Company.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture. The $32.0 million loan matures on June 30, 2013. Total borrowings on the loan were $30.5 million and the Company's guarantee totaled $1.5 million for both December 31, 2011 and 2010.

The Company's 50% owned joint ventures are generally governed by shareholder or partnership agreements. The agreements generally entitle the Company to elect one-half of the directors to the board in the case of corporations and to have 50% voting/managing interest in the case of partnerships. The agreements generally provide that the Company or the other party, if it desires to terminate the agreement, may establish a price payable in cash, or a promise to pay cash, for all of the other's ownership in the joint venture and submit a binding offer, in writing, to the other party to sell to the other party all of its ownership interests in the joint venture or to purchase all ownership interests owned by the other party at such offering price. The party receiving the offer generally has a specified period of time to either accept the offer to sell its interest, or to elect to purchase the offering party's interest, in either case at the established offering price. The Company cannot estimate the potential aggregate offering price that it could be required to receive for its interest in the case of a sale, or to pay for the other party's interest in the case of a purchase; however, the amount could be material.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

The following table sets forth the Company's contractual cash obligations including minimum rentals for the non-cancelable term of all operating leases and obligations under software license and other agreements (in millions):

	Debt	Operating Leases	Software License Agreements	Other	Total
2012	$320.8	$25.8	$25.3	$16.2	$388.1
2013	246.2	23.5	7.0	10.9	287.6
2014	94.2	21.4	5.9	9.0	130.5
2015	376.1	17.1	5.0	3.2	401.4
2016	8.4	14.9	5.0	0.3	28.6
Thereafter	334.6	46.6		1.0	382.2

Total	$1,380.3	$149.3	$48.2	$40.6	$1,618.4

Debt includes secured promissory notes, real estate credit agreement, equipment credit facilities, term loan credit facilities, convertible debentures, senior notes, revolving credit facilities, related party promissory notes and other indebtedness described in the Debt note above.

The Company's other commercial commitments are as follows (in millions):

	Standby Letters of Credit	Guarantees		Total
2012	$7.8	$		$7.8
2013			1.5	1.5
2014
2015
2016

Total	$7.8		$1.5	$9.3

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

At December 31, 2011 and 2010, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

16. Segment and Geographic Information

The Company's operating business units offer sophisticated information processing and software services and products. These businesses are reported as two operating Segments (Financial Services and Output Solutions). In addition, investments in the Company's real estate subsidiaries and affiliates, equity securities, private equity investments and certain financial interests have been aggregated into the Investments and Other Segment.

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

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Summarized financial information concerning the Company's segments is shown in the following tables (in millions):

	Year Ended December 31, 2011
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,129.6	$602.1	$12.3	$		$1,744.0
Intersegment operating revenues	8.8	7.7	44.0		(60.5)
Out-of-pocket reimbursements	42.1	607.0	1.6		(6.0)	644.7

Total revenues	1,180.5	1,216.8	57.9		(66.5)	2,388.7
Costs and expenses	866.1	1,148.9	38.0		(56.0)	1,997.0
Depreciation and amortization	76.5	46.7	11.0		(2.6)	131.6

Income (loss) from operations	237.9	21.2	8.9		(7.9)	260.1
Other income, net	6.6	0.1	32.0			38.7
Equity in earnings (losses) of unconsolidated affiliates	22.0	0.6	(0.9)			21.7

Earnings before interest, income taxes and non-controlling interest	$266.5	$21.9	$40.0		$(7.9)	$320.5

	Year Ended December 31, 2010
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,145.8	$556.0	$11.8	$		$1,713.6
Intersegment operating revenues	10.9	8.1	46.0		(65.0)
Out-of-pocket reimbursements	44.6	575.8	0.4		(5.9)	614.9

Total revenues	1,201.3	1,139.9	58.2		(70.9)	2,328.5
Costs and expenses	848.3	1,013.3	47.3		(60.4)	1,848.5
Depreciation and amortization	79.4	47.8	10.8		(2.6)	135.4

Income (loss) from operations	273.6	78.8	0.1		(7.9)	344.6
Other income (expense), net	(0.3)	0.7	141.3			141.7
Equity in earnings (losses) of unconsolidated affiliates	36.5	0.1	(0.2)			36.4

Earnings before interest, income taxes and non-controlling interest	$309.8	$79.6	$141.2		$(7.9)	$522.7

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

	Year Ended December 31, 2009
	Financial Services	Output Solutions	Investments/ Other	Elimination Adjustments		Consolidated Total
Operating revenues	$1,106.0	$477.4	$12.0	$		$1,595.4
Intersegment operating revenues	9.2	4.9	47.4		(61.5)
Out-of-pocket reimbursements	54.3	571.5	0.7		(4.0)	622.5

Total revenues	1,169.5	1,053.8	60.1		(65.5)	2,217.9
Costs and expenses	840.6	989.6	38.2		(55.2)	1,813.2
Depreciation and amortization	80.3	41.5	11.2		(2.6)	130.4

Income (loss) from operations	248.6	22.7	10.7		(7.7)	274.3
Other expense, net	44.5	0.5	40.1			85.1
Equity in earnings (losses) of unconsolidated affiliates	38.1		(0.8)			37.3

Earnings before interest, income taxes and non-controlling interest	$331.2	$23.2	$50.0		$(7.7)	$396.7

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $46.5 million, $46.1 million and $42.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, is equal to the Company's income before income taxes and non-controlling interest on a consolidated basis for the corresponding year.

Information concerning the revenues of principal geographic areas is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues(1):
U.S.	$1,942.3	$2,061.0	$2,032.9
U.K.	269.0	133.8	75.9
Canada	51.3	49.7	48.8
Australia	78.2	45.7	34.2
Others	47.9	38.3	26.1

	$2,388.7	$2,328.5	$2,217.9

(1)
Revenues are attributed to countries based on location of the client.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Segment and Geographic Information (Continued)

Information concerning total assets by reporting segment is as follows (in millions):

	December 31,
	2011	2010
Financial Services	$1,799.5	$1,639.9
Output Solutions	476.9	457.6
Investments and Other	1,220.8	1,329.1
Elimination Adjustments	(68.6)	(87.2)

	$3,428.6	$3,339.4

Information concerning the long-lived assets of principal geographic areas is as follows (in millions):

	December 31,
	2011	2010
Long-lived assets:
U.S.	$434.7	$441.9
U.K.	91.8	97.3
Canada	23.2	14.9
Australia	7.4	8.2
Others	5.0	5.6

	$562.1	$567.9

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

	Year Ended December 31, 2011
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Total
Operating revenues	$429.5		$424.1	$433.1		$457.3	$1,744.0
Out-of-pocket reimbursements	162.2		158.1	158.3		166.1	644.7

Total revenues	591.7		582.2	591.4		623.4	2,388.7
Cost and expenses	492.3		477.6	496.5		530.6	1,997.0
Depreciation and amortization	30.1		31.3	33.7		36.5	131.6

Income from operations	69.3		73.3	61.2		56.3	260.1
Interest expense	(11.7)		(12.0)	(10.9)		(11.9)	(46.5)
Other income (expense), net	17.2		14.6	(4.5)		11.4	38.7
Equity in earnings of unconsolidated affiliates	8.4		7.2	1.7		4.4	21.7

Income before income taxes and non-controlling interest	83.2		83.1	47.5		60.2	274.0
Income taxes	30.1		28.7	14.0		23.0	95.8

Net income	53.1		54.4	33.5		37.2	178.2
Net loss attributable to non-controlling interest	0.3		0.8	1.8		2.0	4.9

Net income attributable to DST Systems, Inc.	$53.4		$55.2	$35.3		$39.2	$183.1

Average common shares outstanding	46.4		46.5	45.8		44.1	45.7
Basic earnings per share	$1.15		$1.19	$0.77		$0.89	$4.01	(1)
Average diluted shares outstanding	47.0		47.2	46.4		44.7	46.3
Diluted earnings per share	$1.14		$1.17	$0.76		$0.88	$3.95	(1)
Cash dividends per share of common stock	$0.35	$		$0.35	$		$0.70

(1)
Earnings per share are computed independently for each of the quarters presented. Accordingly, the accumulation of 2011 quarterly earnings per share may not equal the total computed for the year.

DST Systems, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2010
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter	Total
Operating revenues	$409.4		$465.6		$413.7	$424.9	$1,713.6
Out-of-pocket reimbursements	157.3		148.3		153.5	155.8	614.9

Total revenues	566.7		613.9		567.2	580.7	2,328.5
Cost and expenses	468.1		436.0		459.3	485.1	1,848.5
Depreciation and amortization	30.3		35.6		33.5	36.0	135.4

Income from operations	68.3		142.3		74.4	59.6	344.6
Interest expense	(9.9)		(11.7)		(12.1)	(12.4)	(46.1)
Other income, net	54.4		4.0		9.4	73.9	141.7
Equity in earnings of unconsolidated affiliates	8.3		9.8		8.9	9.4	36.4

Income before income taxes and non-controlling interest	121.1		144.4		80.6	130.5	476.6
Income taxes	44.2		50.4		26.4	38.1	159.1

Net income	76.9		94.0		54.2	92.4	317.5
Net loss attributable to non-controlling interest					0.1	0.9	1.0

Net income attributable to DST Systems, Inc.	$76.9		$94.0		$54.3	$93.3	$318.5

Average common shares outstanding	48.3		46.7		46.6	46.2	46.9
Basic earnings per share	$1.59		$2.01		$1.17	$2.02	$6.78	(1)
Average diluted shares outstanding	48.7		47.0		46.9	46.7	47.3
Diluted earnings per share	$1.58		$2.00		$1.16	$2.00	$6.73	(1)
Cash dividends per share of common stock	$0.30	$		$		$0.30	$0.60

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

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.    Other Information

None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for May 8, 2012 (the "Definitive Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

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

(d)   Code of Ethics

The Company has adopted Standards of Business Conduct (the "Standards") that apply to directors, officers (including, among others, the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Standards on its Internet website at www.dstsystems.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Standards that apply to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

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

The following table provides information as of December 31, 2011 about DST stock that may be issued under the DST Systems, Inc. 2005 Equity Incentive Plan (the "2005 Plan") upon the exercise of options, warrants and rights, as well as other year-end information about our equity compensation plans.

Equity Compensation Plan Information

	A		B		C
Plan Category	Number of securities to be issued upon exercise of options, warrants and rights outstanding as of December 31, 2011(#)		Weighted average exercise price of outstanding options, warrants and rights shown in column A ($)		Number of securities remaining available for issuance as of December 31, 2011 under equity compensation plans (excluding securities reflected in column A)(#)
Equity compensation plans approved by stockholders	4,826,050	(1)	$31.77	(1)(2)	5,162,767	(3)
DST Systems, Inc. 2000 Employee Stock Purchase Plan ("ESPP")	None		None		589,844	(4)
Equity compensation plans not approved by stockholders	None		None		None

(1)
The number shown does not include:

•
Restricted DST stock issued under the 2005 Plan. The number of shares of restricted stock outstanding under the 2005 Plan as of December 31, 2011, is 125,728.

•
Service awards of DST stock that may be earned under the 2005 Plan in recognition of years of service (five shares for five years of employment, ten shares for ten years, and so forth in five year increments). The number of service award shares earned under the 2005 Plan for anniversaries reached during the year ended December 31, 2011 is 16,450. The average grant price of shares granted as service awards during 2011 was $49.0528.

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

(4)
The ESPP was suspended beginning for plan year 2006 and no shares have been issued for the 2006 through 2011 plan years. The suspension will continue until otherwise determined by the Committee. The number shown is the number available for issuance should the Committee lift the suspension.

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

The consolidated financial statements consist of the following:

  1.
  Consolidated Balance Sheets as of December 31, 2011 and 2010;

  2.
  Consolidated Statement of Income for the three years ended December 31, 2011;

  3.
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2011;

  4.
  Consolidated Statement of Cash Flows for the three years ended December 31, 2011.

  5.
  Notes to Consolidated Financial Statements

  (2)
  Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

  (3)
  List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

2.     Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Agreement of Limited Partnership for International Financial Data Services Limited Partnership, effective as of January 31, 2001, by and among the Company, State Street Corporation, and entities related to the Company and State Street Corporation, attached to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.1, is hereby incorporated by reference as Exhibit 2.1.
2.2
Agreement dated as of December 23, 1992 by and among State Street Boston Corporation, DST Systems International B.V., and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.2, is hereby incorporated by reference as Exhibit 2.2. Portions of this agreement have been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
2.3
Share Transfer Restriction and Option Agreement dated as of December 23, 1992, by and among the Company, State Street Boston Corporation, and Clarke & Tilley Limited (currently, International Financial Data Services Limited), attached to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 2.1, is hereby incorporated by reference as Exhibit 2.3.
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
2.5
Merger Agreement, dated as of July 19, 2011, by and among DST Systems, Inc., Kettle Holdings, Inc., ALPS Holdings, Inc. and LM ALPS SR LLC, on behalf of the Company Stockholders and Participating Optionholders, which is attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 21, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 2.5.

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
4.3.1
Amended and Restated Rights Agreement, dated as of August 5, 2011 ("Rights Agreement"), between DST Systems, Inc. and Computershare Trust Company, N.A. as Rights Agent, which is attached as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.3.1.
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
4.5	Paragraphs fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth of Exhibit 3.1.1, as amended by Exhibits 3.1.2 and 3.1.3, are hereby incorporated by reference as Exhibit 4.5.
4.6	Article I, Sections 1, 2, 3, and 11 of Article II, Article V, Article VIII, Article IX of Exhibit 3.2, are hereby incorporated by reference as Exhibit 4.6.
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
4.11
The Registration Rights Agreement, dated October 31, 1995, between the Company and UMB Bank, N.A. ("UMB") as trustee of The Employee Stock Ownership Plan of DST Systems, Inc. (the "1995 Registration Rights Agreement"), which is attached as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 4.11.
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
10.5
The Sixth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Executive Plan, Supplemental Executive Retirement Plan, and Incentive Deferred Cash Program, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, which is attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.5.*
10.6
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Directors' Deferred Fees, between the Company as Settlor and Marshall & Ilsley Trust Company as Trustee, dated August 3, 2011, which is attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.6.*
10.7
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Employment Continuation Agreement, dated August 3, 2011, between the Company as Settlor and Marshall & Ilsley, which is7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.7.*
10.8
The Thirteenth Amendment to and Restatement of DST Systems, Inc. Trust Agreement to DST-Incentive Compensation, between the Company as Settlor and Marshall & Ilsley, dated August 3, 2011, is hereby incorporated by reference as Exhibit 10.8.*
10.9
The Employment Agreement between the Company and Thomas A. McDonnell, amended and restated as of December 31, 2008, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.9.*
10.10
The Employment Agreement between the Company and Kenneth V. Hager, amended and restated as of December 31, 2008, which is attached as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.10.*
10.11
The Employment Agreement between the Company and Thomas R. Abraham, amended and restated as of December 31, 2008, which is attached as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 7, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.11.*
10.12
The Employment Agreement between the Company and Stephen C. Hooley, dated as of June 30, 2009, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.12.*
10.13	The Company's 2005 Equity Incentive Plan, amended and restated as of February 24, 2012, which is attached to this Form 10-K as Exhibit 10.5, is hereby incorporated by reference as Exhibit 10.13.*
10.14.1
The Company's 2005 Non-Employee Directors' Award Plan, effective May 10, 2005, which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.1.*

10.14.2	The First Amendment to the 2005 Non-Employee Directors' Award Plan, dated November 30, 2005, which is attached as Exhibit 10.17.2 to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.14.2.*
10.15
The Form of Deferred Cash Award Agreement, which is attached as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.15.*
10.16	The Form of Stock Option Award Agreement (time vesting), which is attached to this Form 10-K as Exhibit 10.1, is hereby incorporated by reference as Exhibit 10.16.*
10.17
The Form of Stock Option Award Agreement (performance and time vesting), which is attached as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.17.*
10.18	The Form of Restricted Stock Unit Agreement (performance vesting), which is attached to this Form 10-K as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.18.*
10.19
The Form of Restricted Stock Unit Award Agreement (performance and time vesting), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2010, is hereby incorporated by reference as Exhibit 10.19.*
10.20.1
The Restricted Stock Unit Agreement, dated as of February 23, 2010, between the Company and Steve J. Towle ("Towle RSU Agreement"), attached to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-14036) as Exhibit 10.2, is hereby incorporated by reference as Exhibit 10.20.1.*
10.20.2	The First Amendment, dated as of December 29, 2010, to the Towle RSU Agreement, attached to Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.20.2.*
10.21.1
The Credit Agreement among the Company, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders, dated as of April 16, 2010 ("Syndicated Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.1.
10.21.2
The First Amendment, dated as of August 9, 2010, to the Syndicated Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 11, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.2.
10.21.3
The Second Amendment to the Syndicated Agreement, dated as of June 30, 2011, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.21.3.
10.21.4	The Third Amendment to the Syndicated Agreement, dated as of December 12, 2011, which amendment is attached to this Form 10-K as Exhibit 10.3, is hereby incorporated by reference as Exhibit 10.21.4.
10.22.1
The Receivables Purchase Agreement, among Fountain City Finance, LLC; Enterprise Funding Company LLC; Bank of America, National Association; the Company and certain Company subsidiaries, dated May 21, 2009 (the "Receivables Agreement"), which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.1.

10.22.2	The First Amendment, dated as of June 30, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.2.
10.22.3
The Second Amendment, dated as of December 31, 2009, to the Receivables Agreement, which amendment is attached as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.3.
10.22.4
The Third Amendment, dated as of March 30, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.4.
10.22.5
The Fourth Amendment, dated as of May 20, 2010, to the Receivables Agreement, which amendment is attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.5.
10.22.6
The Fifth Amendment, dated as of May 19, 2011, to Receivables Agreement, which amendment is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.22.6.
10.22.7	The Sixth Amendment, dated as of December 22, 2011, to Receivables Agreement, which amendment is attached to this Form 10-K as Exhibit 10.4, is hereby incorporated by reference as Exhibit 10.22.7.
10.23
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
10.24
Term Letter Loan Agreement, dated as of October 28, 2011, between the Company and Bank of America, N.A., which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 2, 2011 (Commission File No. 1-14036), is hereby incorporated by reference as Exhibit 10.24.
10.25
The Shareholders' Agreement in respect of Innovative Output Solutions Limited, dated July 30, 2010, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2010, is hereby incorporated by reference as Exhibit 10.25. Portions of this agreement have been redacted pursuant to a granted request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.26	The Series C Indenture and Supplement No. 1 Thereto (see Exhibits 4.8.1 and 4.8.2).
10.27	The Rights Agreement. (See Exhibit 4.3.1)
10.28	The 2003 Registration Rights Agreement. (See Exhibit 4.9)
10.29	The 1995 Registration Rights Agreement. (See Exhibit 4.14)

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

14.   Code of Ethics

Not Applicable.

16.   Letter re change in certifying accountant

Not applicable.

18.   Letter re change in accounting principles

Not applicable.

21.   Subsidiaries of the Company

The list of the Company's significant subsidiaries prepared pursuant to Item 601(b)(2) of Regulation S-K is attached hereto as Exhibit 21.

22.   Published report regarding matters submitted to vote of security holders

Not applicable.

23.   Consents of experts and counsel

The consent of PricewaterhouseCoopers LLP is attached hereto as Exhibit 23.

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

Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 24, 2012.

/s/ A. EDWARD ALLINSON A. Edward Allinson Director	/s/ THOMAS A. MCDONNELL Thomas A. McDonnell Chief Executive Officer and Director
/s/ GEORGE L. ARGYROS George L. Argyros Director	/s/ STEPHEN C. HOOLEY Stephen C. Hooley President and Chief Operating Officer
/s/ LAWRENCE M. HIGBY Lawrence M. Higby Director	/s/ KENNETH V. HAGER Kenneth V. Hager Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ ROBERT T. JACKSON Robert T. Jackson Director	/s/ GREGG WM. GIVENS Gregg Wm. Givens Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ THOMAS A. MCCULLOUGH Thomas A. McCullough Director
/s/ WILLIAM C. NELSON William C. Nelson Director
/s/ TRAVIS E. REED Travis E. Reed Director
/s/ M. JEANNINE STRANDJORD M. Jeannine Strandjord Director

DST Systems, Inc.
Form 10-K Annual Report
for the Period Ended
December 31, 2011
Index to Exhibits

The following Exhibits are attached to and incorporated by reference in this Annual Report on Form 10-K. See Part IV above for a complete list of exhibits. The exhibits listed below are not included in the printed Form 10-K, but are on file with the Securities and Exchange Commission.

10.1	The Form of Stock Option Award Agreement (time vesting)
10.2	The Form of Restricted Stock Unit Agreement (performance vesting)
10.3	The Third Amendment to the Syndicated Agreement
10.4	The Sixth Amendment to the Receivables Agreement
10.5	The Amended and Restated 2005 Equity Incentive Plan
12.1	The Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Thomas A. McDonnell, Chief Executive Officer of Registrant.
31.2	Certification of Kenneth V. Hager, Chief Financial Officer of Registrant.
32	Certification pursuant to 18 U.S.C. Section 1350 of Thomas A. McDonnell, Chief Executive Officer of Registrant, and Kenneth V. Hager, Chief Financial Officer of Registrant.
101
The following financial information from DST's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet at December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.