Form 10-Q
period 2012-03-31
DST SYSTEMS INC
filed 2012-05-09
CIK 714603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares outstanding of the Company’s common stock as of April 30, 2012:

Common Stock $0.01 par value – 44,954,434

DST Systems, Inc.

Form 10-Q

March 31, 2012

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$52.3	$40.9
Funds held on behalf of clients	309.3	272.6
Client funding receivable	50.4	42.6
Accounts receivable	337.3	325.2
Deferred income taxes	8.6	8.4
Other assets	68.2	77.2
	826.1	766.9

Investments	1,147.7	1,072.8
Unconsolidated affiliates	379.6	370.8
Properties	521.7	523.9
Intangible assets	165.0	169.0
Goodwill	486.0	487.0
Other assets	68.2	38.2
Total assets	$3,594.3	$3,428.6

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$309.3	$320.8
Client funds obligations	359.7	315.2
Accounts payable	127.3	96.0
Accrued compensation and benefits	98.2	119.6
Deferred revenues and gains	91.5	101.3
Other liabilities	127.3	120.8
	1,113.3	1,073.7

Long-term debt	1,051.0	1,059.5
Income taxes payable	66.2	60.7
Deferred income taxes	355.4	326.5
Other liabilities	80.2	72.5
Total liabilities	2,666.1	2,592.9
Commitments and contingencies (Note 10)

Equity
DST Systems, Inc. stockholders’ equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	222.3	246.0
Retained earnings	3,228.7	3,191.3
Treasury stock (50.4 million and 51.2 million shares, respectively), at cost	(2,849.2)	(2,896.1)
Accumulated other comprehensive income	325.4	277.8
Total DST Systems, Inc. stockholders’ equity	928.2	820.0
Non-controlling interest		15.7
Total equity	928.2	835.7
Total liabilities and equity	$3,594.3	$3,428.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Operating revenues	$475.9	$429.5
Out-of-pocket reimbursements	177.3	162.2

Total revenues	653.2	591.7

Costs and expenses	559.1	492.3
Depreciation and amortization	34.0	30.1

Income from operations	60.1	69.3

Interest expense	(11.7)	(11.7)
Other income, net	29.7	17.2
Equity in earnings of unconsolidated affiliates	5.3	8.4

Income before income taxes and non-controlling interest	83.4	83.2
Income taxes	28.1	30.1

Net income	55.3	53.1
Net loss attributable to non-controlling interest		0.3

Net income attributable to DST Systems, Inc.	$55.3	$53.4

Average common shares outstanding	44.5	46.4
Average diluted shares outstanding	45.2	47.0

Basic earnings per share	$1.24	$1.15
Diluted earnings per share	$1.22	$1.14
Cash dividends per share of common stock	$0.40	$0.35

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income attributable to DST Systems, Inc.	$55.3	$53.4

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	56.1	(16.9)
Proportional share of unconsolidated affiliate interest rate swap		2.0

Unrealized gain on interest rate swaps	0.4	0.8

	56.5	(14.1)
Less reclassification adjustments for net gains included in net income	(9.2)	(4.9)

Total unrealized gains (losses) on investments and interest rate swaps, net of taxes (benefits) of $30.4 and ($12.0)	47.3	(19.0)
Foreign currency translation adjustments, net of taxes (benefits) of ($1.2) and $0.5	0.3	6.0

Other comprehensive income (loss), net of tax	47.6	(13.0)

Comprehensive income	$102.9	$40.4

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows — operating activities:
Net income	$55.3	$53.1
Depreciation and amortization	34.0	30.1
Net gains on investments	(16.7)	(7.7)
Amortization of share based compensation	6.0	5.0
Equity in earnings of unconsolidated affiliates	(5.3)	(8.4)
Dividends from unconsolidated affiliates	0.2	5.5
Deferred income taxes	(0.5)	(0.6)
Changes in accounts receivable	(12.2)	7.7
Change in client funds obligations	7.8	(21.6)
Change in client funding receivable	(7.8)	21.6
Changes in accounts payable and accrued liabilities	26.5	13.5
Changes in income taxes payable	22.9	24.5
Changes in deferred revenues and gains	(9.8)	0.3
Changes in accrued compensation and benefits	(20.6)	(33.9)
Other, net	(37.0)	(9.8)
Total adjustments to net income	(12.5)	26.2
Net	42.8	79.3
Cash flows — investing activities:
Capital expenditures	(29.7)	(14.0)
Proceeds from unconsolidated affiliates	0.1	5.4
Investments in securities	(70.6)	(107.5)
Proceeds from sales/maturities of investments	89.1	102.2
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(32.7)	93.8
Other, net	1.3	1.3
Net	(42.5)	81.2
Cash flows — financing activities:
Proceeds from issuance of common stock	38.5	36.6
Principal payments on debt	(5.4)	(10.2)
Net borrowings (payments) on revolving credit facilities	(17.9)	(61.6)
Net increase (decrease) in client funds obligations	36.6	(83.0)
Common stock repurchased	(26.3)	(35.7)
Payment for acquisition of non-controlling interest	(17.7)
Excess tax benefits from share based compensation	3.3	0.9
Net	11.1	(153.0)
Net increase in cash and cash equivalents	11.4	7.5
Cash and cash equivalents, beginning of period	40.9	139.8
Cash and cash equivalents, end of period	$52.3	$147.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Summary of Accounting Policies

The Condensed Consolidated Financial Statements of DST Systems, Inc. (“DST” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2012, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011.

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

The Company adopted the following new accounting standards on January 1, 2012:

Comprehensive Income

On January 1, 2012, DST adopted an accounting standard that modifies the presentation of comprehensive income in the financial statements.  The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected the latter presentation option upon adopting this accounting standard.  The adoption of this guidance did not have a significant effect on the consolidated financial statements.

Testing Goodwill for Impairment

On January 1, 2012, DST adopted an accounting standard related to testing for goodwill impairments.  The guidance permits an entity to first assess qualitative factors to determine whether it is more than likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The adoption of this guidance did not have a significant effect on the consolidated financial statements.

Fair Value Measurement and Disclosure

On January 1, 2012, DST adopted an accounting standard related to fair value measurements and disclosure requirements.  The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The adoption of this guidance did not have a significant effect on the consolidated financial statements.

2.  Client Funds/Obligations

The Company had $309.3 million and $272.6 million of funds held on behalf of clients at March 31, 2012 and December 31, 2011, respectively.  Included in these amounts were $18.1 million and $14.3 million of fixed-income marketable securities at March 31, 2012 and December 31, 2011, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at March 31, 2012 and December 31, 2011.  During the three months ended March 31, 2012 and 2011, the Company received $31.3 million and $24.6 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during the three months ended March 31, 2012 and 2011.

3.  Investments

Investments are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	March 31, 2012	December 31, 2011
Available-for-sale securities:
State Street Corporation	2%	$470.0	$416.4
Computershare Ltd.	2%	116.5	122.7
Euronet Worldwide	4%	39.4	34.8
Other available-for-sale securities		208.8	199.1
		834.7	773.0
Other:
Trading securities		46.4	39.9
Held-to-maturity		14.9	15.4
Cost method, private equity and other investments		251.7	244.5
		313.0	299.8
Total investments		$1,147.7	$1,072.8

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	March 31, 2012	December 31, 2011

Book cost basis	$303.2	$315.6
Gross unrealized gains	513.6	438.3
Gross unrealized losses	(2.3)	(4.3)
Unrealized gain - foreign currency exchange rates	20.2	23.4
Market value	$834.7	$773.0

During the three months ended March 31, 2012 and 2011, the Company received $56.0 million and $71.2 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $16.5 million and $8.3 million and gross realized losses of $1.1 million and $0.2 million were recorded during the three months ended March 31, 2012 and 2011, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $0.3 million for the three months ended March 31, 2012, related to other than temporary investment impairments.  There were no unrealized losses recorded on available-for-sale securities for the three months ended March 31, 2011.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at March 31, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$28.5	$2.3	$	$	$28.5	$2.3

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2012 and 2011, the Company recorded $0.4 million and $1.0 million, respectively, of impairments on other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At March 31, 2012 and December 31, 2011, the Company’s carrying value of these private equity fund investments was approximately $228.7 million and $221.5 million, respectively.  At March 31, 2012, the Company had future capital commitments related to these private equity fund investments of approximately $26.8 million.

DST has been advised that it may receive a dividend from an investment in a privately held company (cost method investment).  In addition, DST has agreed to sell a portion of its shares in a transaction arranged by the privately held company.  Receipt of the dividend and completion of the sale are both subject to certain conditions including the closing of related recapitalization transactions involving the privately held company.  The private company expects the recapitalization transactions, payment of the dividend and closing of the sale and to occur in May 2012.  However, there can be no assurance that the related recapitalization transactions will occur.  The dividend is estimated at $47 million and DST would expect to receive approximately $140 million of pre-tax cash proceeds from the sale.  DST plans to pay down existing indebtedness with any after-tax proceeds from the dividend and investment sale.

4.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	March 31, 2012	December 31, 2011
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$182.3	$179.1
International Financial Data Services, U.K.	50%	93.9	90.0
International Financial Data Services, L.P.	50%	49.9	48.6
Unconsolidated real estate affiliates		38.7	38.4
Other unconsolidated affiliates		14.8	14.7
Total		$379.6	$370.8

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended March 31,
	2012	2011

Boston Financial Data Services, Inc.	$3.2	$3.2
International Financial Data Services, U.K.	1.6	4.1
International Financial Data Services, L.P.	(0.1)	1.7
Other unconsolidated affiliates	0.6	(0.6)
	$5.3	$8.4

5.  Fair Value Measurements

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

As of March 31, 2012 and December 31, 2011, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Equity securities	$876.7	$876.7	$	$

Investments in pooled funds	46.7		46.7

Fixed income securities	22.5		22.5

Deferred compensation liabilities	(46.4)	(46.4)

Interest rate swap liability	(3.9)		(3.9)
Total	$895.6	$830.3	$65.3	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$808.2	$808.2	$	$

Investments in pooled funds	46.0		46.0

Fixed income securities	19.0		19.0

Deferred compensation liabilities	(39.9)	(39.9)

Interest rate swap liability	(4.3)		(4.3)
Total	$829.0	$768.3	$60.7	$

At March 31, 2012 and December 31, 2011, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $63.8 million and $73.0 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$169.9	$26.5	$169.9	$23.1
Other	27.8	6.2	27.8	5.6

Total	$197.7	$32.7	$197.7	$28.7

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was approximately $4.0 million and $1.3 million, respectively.  Amortization for intangible assets recorded as of March 31, 2012 is estimated to be (in millions):

Remainder of 2012	$11.8
2013	15.3
2014	15.0
2015	14.4
2016	14.1
Thereafter	94.4
Total	$165.0

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2012, by Segment (in millions):

	December 31,				March 31,
	2011	Acquisitions	Disposals	Other	2012
Financial Services	$394.0	$	$	$(0.7)	$393.3
Output Solutions	93.0			(0.3)	92.7
Total	$487.0	$	$	$(1.0)	$486.0

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	15.4	16.6
Equipment credit facilities	9.1	10.0
Real estate credit agreement	104.4	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	88.3	86.5
Revolving credit facilities	323.2	328.3
Senior notes	370.0	370.0
Related party credit agreements	146.4	156.7
Other indebtedness	43.5	47.0
	1,360.3	1,380.3
Less current portion of debt	309.3	320.8
Long-term debt	$1,051.0	$1,059.5

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

At both March 31, 2012 and December 31, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $135.0 million.  During the three months ended March 31, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $222.9 million and $216.0 million and total repayments were approximately $222.9 million and $216.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between Innovative Output Solutions (“IOS”) and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $19.4 million and $21.0 million at March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, proceeds received from this loan were $73.2 million and $59.3 million and total repayments were $75.5 million and $58.5 million, respectively, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Fair Value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and senior notes is considered to approximate fair value at March 31, 2012 and December 31, 2011.  The estimated fair value of the convertible debentures and senior notes was derived principally from quoted prices (Level 2 in the fair value hierarchy).  As of March 31, 2012 and December 31, 2011, the carrying and estimated fair value of the Series C convertible debentures and senior notes were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Convertible senior debentures - Series C	$88.3	$103.0	$86.5	$99.7
Senior Notes - Series A	40.0	41.1	40.0	40.8
Senior Notes - Series B	105.0	110.6	105.0	109.7
Senior Notes - Series C	65.0	68.6	65.0	68.1
Senior Notes - Series D	160.0	171.4	160.0	169.7
Total	$458.3	$494.7	$456.5	$488.0

8.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 33.7% and 36.2% for the three months ended March 31, 2012 and 2011, respectively.  The Company’s tax rate for the three months ended March 31, 2012 was lower than the statutory federal income tax rate of 35% primarily because of higher dividend income and international earnings as compared to first quarter 2011.

The full year 2012 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

9.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net income attributable to DST Systems, Inc.	$55.3	$53.4

Average common shares outstanding	44.5	46.4

Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.7	0.6

Average diluted shares outstanding	45.2	47.0

Basic earnings per share	$1.24	$1.15
Diluted earnings per share	$1.22	$1.14

The Company had approximately 44.9 million and 46.5 million shares outstanding at March 31, 2012 and 2011, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.8 million and 0.3 million for the three months ended March 31, 2012 and 2011, respectively.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At March 31, 2012, outstanding Series C debentures would be convertible into 1.7 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three months ended March 31, 2012 and 2011, respectively, there was an insignificant amount of dilution related to the Company’s average share price exceeding the average accreted bond price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the three months ended March 31, 2012, the Company granted approximately 0.1 million restricted stock units (“RSU’s”).  A portion of the RSU grants contain performance features and are expected to vest over a three to five year period.  At March 31, 2012, the Company had outstanding 0.9 million unvested RSU’s, 0.1 million unvested restricted shares and 2.6 million stock options (of which 1.3 million are not yet exercisable).

At March 31, 2012, the Company had $39.3 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $17.3 million for the remainder of 2012, $12.1 million for 2013, $4.0 million for 2014 and $0.4 million for 2015, based on awards currently outstanding.  Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance conditions and therefore are not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Investment and Interest Rate Swaps Unrealized Holding Gains (Losses)	Currency Translation Adjustments	Accumulated Other Comprehensive Income

Balance, December 31, 2011	$261.6	$16.2	$277.8

Current period change	47.3	0.3	47.6

Balance, March 31, 2012	$308.9	$16.5	$325.4

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $63.8 million and $73.0 million at March 31, 2012 and December 31, 2011, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $31.9 million and $36.5 million at March 31, 2012 and December 31, 2011, respectively.  The Company records in Investments and Accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at March 31, 2012 and December 31, 2011.

Stock repurchases

At March 31, 2012, there were approximately 2,050,000 shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  No shares were repurchased during the three months ended March 31, 2012.  The Company repurchased 0.3 million shares of DST common stock for $16.4 million or approximately $50.15 per share during the three months ended March 31, 2011.

Shares received in exchange for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $26.3 million and $19.3 million during the three months ended March 31, 2012 and 2011, respectively.

Dividends

On February 24, 2012, the Board of Directors of DST declared a cash dividend of $0.40 per common share that was paid on April 10, 2012.  The aggregate amount of the cash dividend paid was $17.9 million.

Non-controlling interest

As a result of the acquisition of dsicmm Group on July 30, 2010, the Company’s Innovative Output Solutions, Limited (“IOS”) subsidiary had a non-controlling investor group, which initially owned approximately 29.5% of IOS.  The amount included in Equity on the Condensed Consolidated Balance Sheet at December 31, 2011 associated with the non-controlling interest was $15.7 million.  In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million making IOS a wholly-owned subsidiary.  The $2.0 million difference between the amount paid and the amount recorded as Non-controlling interest was recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheet.

10.  Commitments and Contingencies

The Company has letters of credit of $7.6 million outstanding at both March 31, 2012 and December 31, 2011.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at March 31, 2012 and December 31, 2011 were not significant.

The Company has received a regulatory inquiry regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services (‘‘CMS’’), during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  The Company is in discussions as to the accuracy of such information and as to any civil penalties that might be assessed against the Company relative to any inaccuracies.  The regulator has broad statutory authority in determining the resolution of the inquiry.  The Company recorded a $3.5 million loss accrual in 2011, which represents the Company’s best estimate of the amount to resolve the matter should inaccuracies be established.  There can be no assurance that the loss accrual will be sufficient to resolve the matter.

The Company received a legal claim relating to a 2001 international software development agreement.  Although the software was never completed, the counterparty to the agreement has asserted that DST’s failure to accept the software has resulted in damages ranging up to approximately $10 million.  A District Court and a Court of Appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met.  In

October 2011, a Court of Appeals ruled that the parties need to engage an expert to decide whether the software met the acceptance criteria.  The Company is vigorously defending the case and does not believe that a loss accrual is required.  Although the ultimate resolution and impact of this litigation is not presently determinable, the Company’s management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

Based on the current status of each of the above proceedings, the Company has no basis to make an estimate of possible outcomes or loss ranges beyond what has been disclosed.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At March 31 2012 and December 31, 2011, total borrowings on the loan were $29.6 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both March 31, 2012 and December 31, 2011.

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

At March 31, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

11.  Authoritative Accounting Guidance

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

Information concerning total assets by reporting segment is as follows (in millions):

	March 31, 2012	December 31, 2011

Financial Services	$1,893.8	$1,799.5
Output Solutions	457.8	476.9
Investments and Other	1,310.9	1,220.8
Elimination Adjustments	(68.2)	(68.6)
	$3,594.3	$3,428.6

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended March 31, 2012
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$309.1	$163.4	$3.4	$	$475.9
Intersegment operating revenues	2.0	2.0	11.0	(15.0)
Out-of-pocket reimbursements	14.5	164.7	0.1	(2.0)	177.3
Total revenues	325.6	330.1	14.5	(17.0)	653.2

Costs and expenses	252.5	311.9	9.0	(14.3)	559.1
Depreciation and amortization	21.0	11.0	2.7	(0.7)	34.0

Income (loss) from operations	52.1	7.2	2.8	(2.0)	60.1
Other income, net	5.0		24.7		29.7
Equity in earnings of unconsolidated affiliates	4.5	0.2	0.6		5.3

Earnings (loss) before interest, income taxes and non-controlling interest	$61.6	$7.4	$28.1	$(2.0)	$95.1

	Three Months Ended March 31, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$282.2	$144.2	$3.1	$	$429.5
Intersegment operating revenues	2.1	2.1	11.0	(15.2)
Out-of-pocket reimbursements	10.6	152.5	0.6	(1.5)	162.2
Total revenues	294.9	298.8	14.7	(16.7)	591.7

Costs and expenses	214.2	282.7	9.5	(14.1)	492.3
Depreciation and amortization	17.6	10.6	2.6	(0.7)	30.1

Income (loss) from operations	63.1	5.5	2.6	(1.9)	69.3
Other income, net	2.0	0.1	15.1		17.2
Equity in earnings (losses) of unconsolidated affiliates	8.9	0.4	(0.9)		8.4

Earnings (loss) before interest, income taxes and non-controlling interest	$74.0	$6.0	$16.8	$(1.9)	$94.9

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $11.7 million for both the three months ended March 31, 2012 and 2011 is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).  Forward-looking statements include, but are not limited to, (i) all statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future or that depend on future events, or (ii) statements about our future business plans and strategy and other statements that describe the Company’s outlook, objectives, plans, intentions or goals, and any discussion of future operating or financial performance. Whenever used, words such as “may,” “will,” “would,” “should,” “potential,”, “strategy,” “anticipates,” “estimates,” “expects,” “project,” “predict,” “intends,” “plans,” “believes,” “targets” and other terms of similar meaning are intended to identify such forward-looking statements.  Forward-looking statements are uncertain and to some extent unpredictable, and involve known and unknown risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such forward-looking statements.  If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referred to below in Part II, Item 1A, “Risk Factors.”  Readers are strongly encouraged to consider those factors when evaluating any forward looking statements concerning the Company.  The Company’s reports filed with or furnished to the SEC on Form 8-K, Form 10-K, Form 10-Q and other forms and any amendments to those reports, may be obtained by contacting the SEC’s Public Reference Branch at 1-800-SEC-0330 or by accessing the forms electronically, free of charge, through the SEC’s Internet website at http://www.sec.gov or through the Company’s Internet website, as soon as reasonably practicable after filing with the SEC, at http://www.dstsystems.com. The Company undertakes no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect new information, future events or developments, or otherwise.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

INTRODUCTION

DST Systems, Inc. (the “Company” or “DST”) provides sophisticated information processing and software services and products to the financial services industry (primarily mutual funds, broker/dealers and investment managers), telecommunications, video and utilities industries, the healthcare industry and other service industries.

The Company’s operating business units are reported as two operating Segments (Financial Services and Output Solutions).  In addition, investments in the Company’s real estate subsidiaries and joint ventures, equity securities, private equity funds, and certain financial interests have been aggregated into the Investments and Other Segment.

A summary of each of the Company’s Segments follows:

Financial Services

The Company’s Financial Services Segment provides technology based solutions using its own proprietary software systems.  The principal industries serviced include mutual fund/investment management, brokerage, retirement, life and property/casualty insurance and healthcare payer industries.  The Company’s proprietary software systems include shareowner recordkeeping and distribution support systems for United States (“U.S.”) and international mutual fund companies, broker/dealers and financial advisors; a defined-contribution participant recordkeeping system for the U.S. retirement plan market; investment management systems offered to U.S. and international investment managers and fund accountants; a business process management and customer contact system offered to a broad variety of industries; medical and pharmacy claims administration processing systems and services offered to providers of healthcare plans, third party administrators, medical practice groups and pharmacy benefit managers; and an electronic file system offered to mutual fund companies, insurance companies and professional service (legal, accounting and others) firms.  In certain cases, multiple products are integrated into a single solution.

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

The Output Solutions North America business has four operating facilities located in the U.S. and Canada and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the U.S.  The North America business is substantially a provider of print and electronic delivery services for client bills and statements related to transaction events.  The acquisitions of Newkirk Products, Inc. in 2011 and Capital Fulfillment Group in 2010 expanded the North America business to include participant enrollment and compliance communications related to retirement, insurance, mutual funds and healthcare plans.  The business also provides significant cross sell opportunities and leverage in both DST’s retirement and insurance solutions businesses.

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

Investments and Other

The Investments and Other Segment is comprised of investments in the Company’s real estate subsidiaries and joint ventures, equity securities, private equity funds, and certain financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $797.9 million at March 31, 2012, including approximately 10.3 million shares of State Street Corporation (“State Street”), 12.5 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $470.0 million, $116.5 million and $39.4 million respectively, based on closing exchange values at March 31, 2012.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of March 31, 2012 (in millions):

	DST	Joint
	wholly-	venture-
	owned*	owned*

Occupied by DST and related affiliates	1.9	0.5

Occupied by third parties	1.4	2.4

Total	3.3	2.9

*                 Amounts exclude square footage of wholly-owned data centers and a joint venture-owned 1,000 room convention hotel.

DST considers its data centers to be specialized operational assets and does not consider them to be real estate assets.  Therefore, its data centers are not included in its real estate operations, but rather the Financial Services Segment.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Revenues
Operating revenues
Financial Services	$311.1	$284.3
Output Solutions	165.4	146.3
Investments and Other	14.4	14.1
Elimination Adjustments	(15.0)	(15.2)
	475.9	429.5
% change from prior year period	10.8%

Out-of-pocket reimbursements
Financial Services	14.5	10.6
Output Solutions	164.7	152.5
Investments and Other	0.1	0.6
Elimination Adjustments	(2.0)	(1.5)
	177.3	162.2
% change from prior year period	9.3%

Total revenues	$653.2	$591.7
% change from prior year period	10.4%

Income from operations
Financial Services	$52.1	$63.1
Output Solutions	7.2	5.5
Investments and Other	2.8	2.6
Elimination Adjustments	(2.0)	(1.9)
	60.1	69.3

Interest expense	(11.7)	(11.7)
Other income, net	29.7	17.2
Equity in earnings of unconsolidated affiliates	5.3	8.4
Income before income taxes and non-controlling interest	83.4	83.2
Income taxes	28.1	30.1
Net income	55.3	53.1
Net loss attributable to non-controlling interest		0.3
Net income attibutable to DST Systems, Inc.	$55.3	$53.4

Basic earnings per share	$1.24	$1.15
Diluted earnings per share	$1.22	$1.14
Non-GAAP diluted earnings per share	$1.05	$1.08
Cash dividends per share of common stock	$0.40	$0.35

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three months ended March 31, 2012 were $653.2 million, an increase of $61.5 million or 10.4% compared to the three months ended March 31, 2011.  Consolidated operating revenues for the three months ended March 31, 2012 increased $46.4 million or 10.8% compared to the same period in 2011.  The increase in consolidated operating revenues during the three months ended March 31, 2012 was attributable to an increase of $26.8 million in the Financial Services Segment and $19.1 million in the Output Solutions Segment.  The increase in Financial Services operating revenues for the three months ended March 31, 2012 is primarily attributable to DST’s acquisition of ALPS Holdings, Inc. (“ALPS”) on October 31, 2011, which contributed $23.8 million of operating revenues in 2012.  The increase in Output Solutions operating revenues for the three months ended March 31, 2012 is primarily attributable to the acquisitions of Lateral Group Limited (“Lateral”) in August 2011 and Newkirk Products, Inc. (“Newkirk”) in May 2011.

Consolidated OOP reimbursements for the three months ended March 31, 2012 increased $15.1 million or 9.3% compared to the same period in 2011.  OOP reimbursements for Output Solutions increased $12.2 million or 8.0% for the three months ended March 31, 2012, compared to the same period in 2011.  The increase in Output Solutions OOP reimbursements is attributable to higher volumes from new clients and volumes from Lateral and Newkirk.

Income from operations

Consolidated income from operations for the three months ended March 31, 2012 was $60.1 million, a decrease of $9.2 million or 13.3% compared to the same period in 2011.  The decrease in income from operations was attributable to a decrease of $11.0 million in the Financial Services Segment, which was partially offset by an increase of $1.7 million in the Output Solutions Segment.  The decrease in Financial Services income from operations is attributable to higher costs associated with new business initiatives, higher employee termination costs and higher deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in other income, net).  Output Solutions income from operations increased from higher Output North America contributions, partially offset by lower IOS results and decreased operating revenues in Canada.

Interest expense

Interest expense for the three months ended March 31, 2012 was $11.7 million, unchanged as compared to the same period in 2011.  Lower interest rates on the Company’s revolving credit agreements and accounts receivable securitization program were partially offset by higher weighted average debt amounts outstanding, including a new $125.0 million term loan facility for the ALPS acquisition on October 31, 2011.

Other income, net

The components of other income (expense), net are as follows (in millions):

	Three Months Ended March 31,
	2012	2011

Net realized gains from sale of available-for-sale securities	$15.4	$8.1
Net gain (loss) on private equity funds and other investments	2.4	(0.3)
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.3)
Dividend income	5.7	5.2
Interest income	1.0	1.0
Miscellaneous items	5.5	3.2
Other income, net	$29.7	$17.2

Other income, net, was $29.7 million and $17.2 million for the three months ended March 31, 2012 and 2011, respectively.

Net realized gains from the sale of available-for-sale securities were $15.4 million for the three months ended March 31, 2012 compared to $8.1 million for the three months ended March 31, 2011.  Included in the $15.4 million of net gains from the sale of available-for-sale securities for the three months ended March 31, 2012 is a $10.1 million gain from the sale of approximately 2.5 million shares of Computershare Ltd.

The Company incurred a net gain of $2.4 million on private equity funds and other investments for the three months ended March 31, 2012 as compared to a net loss of $0.3 million for the three months ended March 31, 2011.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  During the three months ended March 31, 2012, the Company recorded $0.3 million of impairments that were other than temporary.

The Company receives dividend income from certain investments held.  Dividend income was $5.7 million for the three months ended March 31, 2012 as compared to $5.2 million for the three months ended March 31, 2011.  The increase in dividend income is from State Street Corporation increasing its quarterly dividend per share to $0.24, an increase of $0.06 per share or approximately $0.6 million as compared to the three months ended March 31, 2011.

Interest income was $1.0 million for the three months ended March 31, 2012, unchanged as compared to 2011.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a gain of $5.5 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in miscellaneous items for the three months ended March 31, 2012 is attributable to unrealized appreciation on trading securities (the effect of which is offset by an increase in costs and expenses in the Financial Services Segment) and higher foreign currency exchange gains in 2012.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates, is as follows (in millions):

	Three Months Ended March 31,
	2012	2011

BFDS	$3.2	$3.2
IFDS, U.K.	1.6	4.1
IFDS, L.P.	(0.1)	1.7
Other	0.6	(0.6)
	$5.3	$8.4

DST’s equity in earnings of unconsolidated affiliates decreased $3.1 million or 36.9% for the three months ended March 31, 2012, as compared to the same period in 2011, primarily attributable to lower earnings of IFDS, U.K. and IFDS, L.P., partially offset by higher earnings from other unconsolidated affiliates.

DST’s equity in BFDS earnings for the three months ended March 31, 2012 was $3.2 million, unchanged as compared to the same period in 2011.  Lower revenues in 2012 associated with reduced levels of accounts serviced resulting from subaccounting conversions were offset by lower operating expenses and a lower income tax rate.  In addition, earnings from average daily client cash balances had a negative impact on the quarter’s results.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily client cash balances invested by BFDS were $1.2 billion during the three months ended March 31, 2012 as compared to $1.3 billion during the three months ended March 31, 2011 from lower levels of transaction activity.  Average interest rates earned on the balances decreased from 0.16% during the three months ended March 31, 2011 to 0.10% during the three months ended March 31, 2012, a level which is not sufficient to cover banking and transaction fees.

DST’s equity in earnings of IFDS, U.K. for the three months ended March 31, 2012 was $1.6 million, a decrease of $2.5 million or 61.0% as compared to the same period in 2011.  The decline in IFDS U.K. earnings is attributable to costs to establish its Percana software for insurance and pension recordkeeping in the United Kingdom for the conversion of two insurance / pension clients and costs for conversion of two international shareowner processing clients with approximately 0.8 million accounts to convert by December 31, 2012.  New product development and client conversion costs are expected to continue to negatively impact earnings in 2012.  Shareowner accounts serviced by IFDS, U.K. were 8.2 million at March 31, 2012, an increase of 0.1 million accounts or 1.2% from December 31, 2011 and an increase of 0.9 million accounts or 12.3% from March 31, 2011.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) for the three months ended March 31, 2012 was a loss of $0.1 million, a decrease of $1.8 million as compared to the same period in 2011.  The decrease in equity in earnings during the three months ended March 31, 2012 is primarily attributable to lower earnings from IFDS Canada associated with higher new client conversion costs and lower revenues.  Client conversion costs are expected to continue to negatively impact IFDS L.P. earnings in 2012.  Accounts serviced by IFDS Canada were 10.4 million at March 31, 2012, an increase of 0.3 million accounts or 3.0% from December 31, 2011 and a decrease of 0.4 million accounts or 3.7% from March 31, 2011.  As previously announced, IFDS Canada is in the process of converting a new client which is expected to increase current shareowner accounts serviced by 10% to 15% in fourth quarter 2012.

DST’s equity in other unconsolidated affiliates was a gain of $0.6 million for the three months ended March 31, 2012, an increase of $1.2 million as compared to the same period in 2011, mostly attributable to improved performance by certain real estate affiliates.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 33.7% and 36.2% for the three months ended March 31, 2012 and 2011.  The decrease in the rate during the three months ended March 31, 2012 is primarily from increased dividend income and from higher international earnings.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 34.5% in 2012, but this rate will likely vary depending on the timing of estimated 2012 sources of taxable income.  The full year 2012 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three months ended March 31, 2012 were $325.6 million, an increase of $30.7 million or 10.4% as compared to the same period in 2011.  Financial Services Segment operating revenues for the three months ended March 31, 2012 were $311.1 million, an increase of $26.8 million or 9.4% as compared to the same period in 2011.  The acquisition of ALPS contributed $23.8 million of the increase during the three months ended March 31, 2012.  Brokerage, retirement, healthcare and AWD operating revenues increased as compared to the three months ended March 31, 2011.  These operating revenue increases were partially offset by lower operating revenues for mutual fund registered shareowner account servicing and lower subaccounting revenues resulting from the receipt of a $3.5 million client termination fee in 2011.

U.S. operating revenues for the three months ended March 31, 2012 were $275.2 million, an increase of $21.4 million or 8.4% as compared to the same period in 2011.  U.S. operating revenues for the three months ended March 31, 2012 increased primarily from the acquisition of ALPS.

International operating revenues for the three months ended March 31, 2012 were $35.9 million, an increase of $5.4 million or 17.7% as compared to the same period in 2011.  International operating revenues for the three months ended March 31, 2012 increased primarily from higher international AWD software license revenues.

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended March 31,
	2012	2011
Registered Accounts
Beginning balance	85.1	99.4
New client conversions	0.5
Subaccounting conversions to DST platforms	(1.7)	(0.5)
Subaccounting conversions to non-DST platforms	(1.4)	(2.5)
Organic growth (decline)	0.3	1.0
Ending balance	82.8	97.4

Subaccounts
Beginning balance	14.6	14.3
Conversions from non-DST registered platforms	0.1	0.5
Conversions from DST’s registered accounts	1.7	0.5
Conversions to non-DST platforms		(0.6)
Organic growth (decline)	0.3	0.7

Ending balance	16.7	15.4

Total accounts	99.5	112.8

Total shareowner accounts serviced at March 31, 2012 decreased 0.2 million accounts or 0.2% from December 31, 2011 to 99.5 million accounts, and decreased 13.3 million accounts or 11.8% from March 31, 2011.

Registered accounts decreased 2.3 million accounts or 2.7% from December 31, 2011 and 14.6 million accounts or 15.0% from March 31, 2011.  The decline in registered accounts from December 31, 2011 and March 31, 2011 is primarily attributable to accounts converting to subaccounting platforms.

Tax-advantaged accounts were 42.7 million at March 31, 2012, unchanged as compared to December 31, 2011 and a decrease of 1.5 million accounts or 3.4% as compared to March 31, 2011.  Tax-advantaged accounts represent 51.6% of total registered accounts serviced at March 31, 2012 as compared to 45.4% at March 31, 2011.

As previously announced, two clients affiliated with Bank of New York Mellon Corporation (“BNYM”), a competitor of DST, are planning to convert to BNYM’s in-house platform before September 30, 2012.  These two clients comprise approximately 5.8 million subaccounts and 0.8 million registered accounts that are remaining to be converted.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  Based on results through March 31, 2012 and information provided by its clients regarding the remainder of the year, the Company currently expects total conversions of registered accounts to subaccounts in 2012 to be between 8-10 million, of which approximately 30% of these accounts should convert to DST’s subaccounting platform.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

ALPS operating revenues during first quarter 2012 were $23.8 million.  Assets under active distribution by ALPS at March 31, 2012 were $57.5 billion, an increase of $5.6 billion or 10.8% from December 31, 2011.  Assets under administration by ALPS at March 31, 2012 were $94.2 billion, an increase of $0.6 billion or 0.6% from December 31, 2011.

Brokerage operating revenues increased during 2012 from higher levels of subaccounts serviced and revenues from acquired businesses, partially offset by the subaccounting client termination fee of $3.5 million received in 2011.  Subaccounts increased 2.1 million accounts or 14.4% from December 31, 2011 and increased 1.3 million accounts or 8.4% from March 31, 2011.

Retirement operating revenues during 2012 were higher than 2011 resulting from higher levels of defined contribution participants serviced.  The following table summarizes changes in defined contribution participants serviced during the three months ended March 31, 2012 (in millions):

	Three Months Ended March 31,
	2012	2011
Defined Contribution Participants
Beginning balance	4.6	4.5
New client conversions
Organic growth	0.1	0.2
Ending balance	4.7	4.7

Defined contribution (“DC”) participants were 4.7 million at March 31, 2012, an increase of 0.1 million participants or 2.2% from December 31, 2011 and unchanged from March 31, 2011.  Previously announced participant conversions totaling approximately 1.3 million are expected to occur in 2012 and 2013, with approximately 0.6 million participant conversions to occur in fourth quarter 2012.

DST HealthCare operating revenues increased in 2012 principally from higher volumes of pharmacy claims processed and third party software related revenue.   Pharmacy claims paid during the three months ended March 31, 2012 were 99.2 million, an increase of 7.5 million claims or 8.2% from the same period in 2011.   The increase in pharmacy claims paid is associated with new clients and higher volumes processed from existing clients.  Covered lives using DST’s medical claim processing platforms were 22.6 million at March 31, 2012, unchanged from both December 31, 2011 and March 31, 2011.

DST’s business process and document management revenues, including revenues associated with AWD, increased during 2012 principally from higher license sales.  Active AWD users at March 31, 2012 were 200,500, essentially unchanged from December 31, 2011.

DST Global Solutions (investment management) operating revenues during the three months ended March 31, 2012 were essentially unchanged from the same period in 2011.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $11.4 million of software license fee revenues for the three months ended March 31, 2012, an increase of $2.6 million or 29.5% over the same period in 2011.  The increase in software license fee revenues for the three months ended March 31, 2012 reflect higher AWD software license fee revenues, partially offset by lower medical claims license fee revenues.  While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $252.5 million for the three months ended March 31, 2012, an increase of $38.3 million or 17.9% as compared to the same period in 2011.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $14.5 million for the three months ended March 31, 2012, an increase of $3.9 million or 36.8% as compared to the same period in 2011.

Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses increased $34.4 million or 16.9% for the three months ended March 31, 2012 to $238.0 million as compared to the same period in 2011.  On this basis, the increase in costs and expenses is primarily attributable to increased compensation and employee benefit costs related to 2011 business acquisitions, primarily ALPS, from increased investments in DST Insurance Solutions, DST Retirement Solutions and DST Brokerage Solutions, higher employee termination expenses resulting from a reduction in force in 2012, higher deferred compensation costs of $1.2 million (the effect of which is offset in other non-operating income) and higher business advisory expenses / professional fees associated with the DST Board of Directors ongoing review of the Company’s business plan.

Business development and start-up costs for the insurance, brokerage and retirement businesses during the three months ended March 31, 2012 were $11.6 million, an increase of $6.0 million as compared to the same period in 2011.  The Company anticipates that it will recognize $0.60 - $0.65 of after tax expense per diluted share of business development and start-up expenses for these businesses in 2012.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three months ended March 31, 2012 were $21.0 million, an increase of $3.4 million or 19.3% as compared to the same period in 2011.  The increase in depreciation and amortization is attributable to intangible asset amortization expense of $2.3 million from the 2011 Financial Services Segment acquisitions, of which ALPS was $1.6 million, and depreciation from recent capital expenditures.  These increases were partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized at September 30, 2011.

Income from operations

Financial Services Segment income from operations for the three months ended March 31, 2012 was $52.1 million, a decrease of $11.0 million or 17.4% as compared to the same period in 2011.  The decrease in Financial Services income from operations is attributable to higher costs associated with new business initiatives, lower mutual fund shareowner processing operating revenues, higher employee termination costs and higher deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in Other income, net), which were partially offset by earnings from ALPS, higher software license fee revenues and higher retirement, brokerage and healthcare operating revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues

As a result of the dsicmm Group and Lateral acquisitions by IOS (formerly DST International Output), DST will provide information about both the North America and United Kingdom operating businesses.

The following table presents the financial results of the Output Solutions Segment (in millions):

	Three Months Ended March 31,
	2012		2011
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$113.7	$9.6	$107.5	$6.3

United Kingdom	51.7	(2.4)	38.8	(0.8)

Output Solutions Segment	$165.4	$7.2	$146.3	$5.5

Output Solutions Segment total revenues for the three months ended March 31, 2012 were $330.1 million, an increase of $31.3 million or 10.5% as compared to the same period in 2011.  Output Solutions Segment operating revenues for the three months ended March 31, 2012 were $165.4 million, an increase of $19.1 million or 13.1% as compared to the same period in 2011.  The $19.1 million increase in operating revenue for the three months ended March 31, 2012 was primarily attributable to the acquisitions of Lateral in August 2011 and Newkirk in May 2011.

Out-of-pocket reimbursement revenues for the three months ended March 31, 2012 were $164.7 million, an increase of $12.2 million or 8.0% as compared to the same period in 2011, attributable to higher volumes from new clients and volumes from the Lateral and Newkirk acquisitions.

The following table sets out images produced and packages mailed for the Output Solutions Segment (in millions):

	Three Months Ended
	March 31,
	2012	2011

Images Produced
North America	2,359.5	2,273.9
United Kingdom	556.8	496.7
Output Solutions Segment	2,916.3	2,770.6

Packages Mailed
North America	545.9	514.1
United Kingdom	189.8	191.2
Output Solutions Segment	735.7	705.3

Output’s North America operating revenues increased $6.2 million or 5.8% for the three months ended March 31, 2012 to $113.7 million, principally from the Newkirk acquisition and from new client revenues, which were partially offset by lower volumes from existing clients.

North America images produced during the three months ended March 31, 2012 were 2.4 billion, an increase of 3.8% as compared to the same period in 2011.  North America items mailed during the three months ended March 31, 2012 were 545.9 million, an increase of 31.8 million items mailed or 6.2% as compared to the same period in 2011.  The increase in items mailed for the three months ended March 31, 2012 was primarily the result of the acquisition of Newkirk and new client volumes, which were partially offset by lower volumes from existing clients.

During first quarter 2012, Output Solutions received four new client commitments in North America representing, when fully transitioned, approximately 26 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed in the second half of 2012.

Output’s United Kingdom operating revenues increased $12.9 million or 33.2% for the three months ended March 31, 2012 to $51.7 million principally from the Lateral acquisition, partially offset by lower volumes from existing clients.  United Kingdom images produced during the three month months ended March 31, 2012 were 556.8 million, an increase of 60.1 million or 12.1% as compared to the same period in 2011.  United Kingdom items mailed during the three months ended March 31, 2012 were 189.8 million, a decrease of 1.4 million or 0.7% as compared to the same period in 2011.  The increase in images produced was primarily the result of the acquisition of Lateral.  The decrease in packages mailed resulted from volume declines, which were partially offset by packages mailed by Lateral.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) were $311.9 million for the three months ended March 31, 2012, an increase of $29.2 million or 10.3% as compared to the same period in 2011.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses (primarily postage), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses, included in costs and expenses, were $164.7 million for the three months ended March 31, 2012, an increase of $12.2 million or 8.0% as compared to the same period in 2011.  Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses increased $17.0 million or 13.1% for the three months ended March 31, 2012 to $147.2 million.  On this basis, Output’s North America costs and expenses increased $3.4 million primarily from the Newkirk acquisition in May 2011, partially offset by a decline in employee termination expenses of $4.1 million from a reduction in force that occurred in 2011, and Output’s United Kingdom costs and expenses increased $13.6 million due to the IOS acquisition of Lateral in August 2011 and from employee termination expenses associated with integrating the IOS businesses.

IOS has reviewed its current cost structure in the United Kingdom in order to identify additional cost savings opportunities from the acquisition of Lateral.  The Company has determined that it will close two United Kingdom operating locations before the end of 2012.  The Company incurred employee related restructuring charges of $1.4 million during the three months ended March 31, 2012 associated with actions resulting from this review.  The Company expects to incur facility related restructuring charges later in 2012 as certain leased facilities become vacated.

Depreciation and amortization

Output Solutions Segment depreciation and amortization costs for the three months ended March 31, 2012 were $11.0 million, an increase of $0.4 million or 3.8% as compared to the same period in 2011.  Depreciation and amortization expense in the United Kingdom increased $0.8 million, which was partially offset by a decrease in North America of $0.4 million.  The increase in the United Kingdom in 2012 is primarily attributable to the Lateral acquisition.  The decrease in North America in 2012 is attributable to lower levels of capital expenditures, which was partially offset by approximately $0.2 million of intangible asset amortization expense principally associated with the Newkirk acquisition.

Income from operations

Output Solutions Segment income from operations for the three months ended March 31, 2012 was $7.2 million, an increase of $1.7 million or 30.9% as compared to the same period in 2011.  Output Solutions income from operations increased from higher Output North America contributions, partially offset by lower United Kingdom results.  In North America, the increase in income from operations is primarily attributable to lower employee termination expenses from an action taken in 2011, which was partially offset by higher costs in Canada for plant expansion and new client conversion costs and seasonally lower Newkirk revenues.  The decrease in income from operations in the United Kingdom primarily reflects higher employee termination expenses from a 2012 restructuring and higher intangible amortization expense from the acquisition of Lateral.

Use of EBITDA

DST defines Operating EBITDA as income from operations before depreciation and amortization.  This supplemental non-GAAP liquidity measure is provided in addition to, but not as a substitute for, cash flow from operations.  As a measure of liquidity, the Company believes Operating EBITDA is useful as an indicator of its ability to generate cash flow.  Operating EBITDA, as calculated by the Company, may not be consistent with computation of Operating EBITDA by other companies.  The Company believes a useful measure of the Output Solutions and Investments and Other Segments’ contribution to DST’s results is to focus on cash flow and the Company’s management believes Operating EBITDA is useful for this purpose.  A reconciliation of Output Solutions and Investments and Other Segment income from operations to Operating EBITDA is included in the pages that follow.  The non-GAAP adjustments to this reconciliation are used to calculated Adjusted Operating EBITDA and are described in the “Use of Non-GAAP Financial Information” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

The following table presents Operating EBITDA of the Output Solutions Segment (in millions):

	Three Months Ended
	March 31,
	2012	2011
	Operating	Operating
	EBITDA	EBITDA

North America	$16.9	$14.1

United Kingdom	1.3	2.0

Output Solutions Segment	$18.2	$16.1

For the three months ended March 31, 2012, Output Solutions Operating EBITDA was $18.2 million, an increase of $2.1 million or 13.0% as compared to the same period in 2011.  The increase is attributed to higher Operating EBITDA in North America from lower operating expenses, primarily associated with a reduction in force in 2011.

The reconciliation of the Output Solutions Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,
	2012	2011
Output Solutions Segment income from operations	$7.2	$5.5
Depreciation and amortization	11.0	10.6

Operating EBITDA, before Non-GAAP items	18.2	16.1

Employee termination expenses	1.4	4.1

Adjusted Operating EBITDA, after Non-GAAP items	$19.6	$20.2

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustmentsand see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $14.5 million for the three months ended March 31, 2012, a decrease of $0.2 million or 1.4% as compared to the same period in 2011.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $14.4 million for the three months ended March 31, 2012, an increase of $0.3 million or 2.1% as compared to the same period in 2011, primarily due to higher rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three months ended March 31, 2012, Investments and Other Segment costs and expenses were $9.0 million, a decrease of $0.5 million as compared to the same period in 2011.  Reimbursable operating expenses, included in costs and expenses were $0.1 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.  Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses were $8.9 million for the three months ended March 31, 2012, unchanged from the same period in 2011.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three months ended March 31, 2012 was $2.7 million, an increase of $0.1 million or 3.8% as compared to the same period in 2011.

Income from operations

Investments and Other Segment income from operations was $2.8 million for the three months ended March 31, 2012, an increase of $0.2 million or 7.7% as compared to the same period in 2011, primarily from higher operating revenues.

Review of DST’s U.S. Real Estate Holdings

DST’s U.S. real estate holdings had $5.3 million of Operating EBITDA (defined as operating income plus depreciation and amortization) for the three months ended March 31, 2012, an increase of $0.5 million as compared to first quarter 2011.

At March 31, 2012, consolidated real estate related debt was $110.5 million, a decrease of $1.4 million as compared to December 31, 2011.  DST’s pro-rata share of debt associated with unconsolidated affiliates’ real estate at March 31, 2012 was $190.8 million, substantially all of which is non-recourse debt.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended
	March 31,
	2012	2011

Reported GAAP income from operations	$2.8	$2.6

Adjusted to remove:

GAAP income (loss) from non U.S. real estate operations	(0.1)	(0.1)

U.S. Real Estate Operations GAAP income from operations	2.9	2.7

Adjusted to remove:

Depreciation and amortization	2.4	2.1

Operating EBITDA	$5.3	$4.8

Note: See the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	March 31, 2012	December 31, 2011

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions) (1)
U.S.
Registered accounts:
Non tax-advantaged	40.1	42.4
Tax-advantaged:
IRA mutual fund accounts	24.2	24.3
Other retirement accounts	8.9	8.9
Section 529 and Educational IRA’s	9.6	9.5
	42.7	42.7
Total registered accounts	82.8	85.1
Subaccounts	16.7	14.6
Total accounts serviced	99.5	99.7

International
United Kingdom (2)	8.2	8.1
Canada (3)	10.4	10.1

Defined Contribution / TRAC participants (millions)	4.7	4.6
ALPS-Assets Under Active Distribution (billions)	$57.5	$51.9
ALPS-Assets Under Administration (“AUM”) (billions)	$94.2	$93.6
Automated Work Distributor users (thousands)	200.5	204.3
DST Health Solutions covered lives (millions)	22.6	22.6

	Three Months Ended March 31,
	2012	2011
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	99.2	91.7

Output Solutions Operating Data
North America images produced (millions)	2,359.5	2,273.9
North America items mailed (millions)	545.9	514.1
United Kingdom images produced (millions)	556.8	496.7
United Kingdom items mailed (millions)	189.8	191.2

(1)           Excludes accounts serviced by ALPS.

(2)           Processed by International Financial Data Services (U.K.) Limited, an unconsolidated affiliate of the Company.

(3)           Processed by International Financial Data Services L.P., an unconsolidated affiliate of the Company comprised of businesses in Canada, Ireland and Luxembourg.

USE OF NON-GAAP FINANCIAL INFORMATION

In addition to reporting operating income, pretax income, net income, net income attributable to DST Systems, Inc. (“DST Earnings”) and earnings per share on a GAAP basis, DST has also made certain non-GAAP adjustments which are described below in the section titled “Description of Non-GAAP Adjustments” and are reconciled to the corresponding GAAP measures in the following financial schedules titled “Reconciliation of Reported Results to Income Adjusted for Certain Non-GAAP Items” below.  In making these non-GAAP adjustments, the Company takes into account the impact of items that are not necessarily ongoing in nature, that do not have a high level of predictability associated with them or that are non-operational in nature.  Generally, these items include net gains on dispositions of business units, net gains (losses) associated with securities and other investments, restructuring and impairment costs and other similar items.  Management believes the exclusion of these items provides a useful basis for evaluating underlying business unit performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating business unit performance utilizing GAAP financial information.  Management uses non-GAAP measures in its budgeting and forecasting processes and to further analyze its financial trends and “operational run-rate,” as well as making financial comparisons to prior periods presented on a similar basis.  The Company believes that providing such adjusted results allows investors and other users of DST’s financial statements to better understand DST’s comparative operating performance for the periods presented.

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended March 31, 2012, have been treated as non-GAAP adjustments:

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.5 million.  The income tax benefit associated with these expenses was approximately $0.2 million.

•                  Employee termination expenses of $4.0 million associated with reductions in workforce in the Financial Services Segment ($2.6 million) and the Output Solutions Segment ($1.4 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.3 million.

•                  Other net gain, in the amount of $17.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $6.7 million.  The $17.5 million of net gains on securities and other investments for first quarter 2012 was comprised of net realized gains from sales of available-for-sale securities of $15.4 million and net gains on private equity funds and other investments of $2.4 million, partially offset by other than temporary impairments on available-for-sale securities of $0.3 million.  Included in the $15.4 million of net realized gains from sales of available-for-sale securities is a $10.1 million gain from the sale of 2.5 million shares of Computershare Ltd.  Total cash proceeds from the sale were $22.5 million.

The following items, which occurred during the three months ended March 31, 2011, have been treated as non-GAAP adjustments:

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

•                  Other net gain, in the amount of $7.8 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $3.0 million.  The $7.8 million of net gains on securities and other investments for the first quarter 2011 was comprised of net realized gains from sales of available-for-sale securities of $8.1 million and net losses on private equity funds and other investments of $0.3 million.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended March 31,

(Unaudited - in millions, except per share amounts)

	2012
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$60.1	$83.4	$55.3	$55.3	$1.22

Adjusted to remove:

Included in operating income:

Business advisory expenses - Financial Services	0.5	0.5	0.3	0.3	0.01
Employee termination expenses - Financial Services	2.6	2.6	1.6	1.6	0.04
Employee termination expenses - Output Solutions	1.4	1.4	1.1	1.1	0.02

Included in non-operating income:

Net gain on securities and other investments		(17.5)	(10.8)	(10.8)	(0.24)

Adjusted Non-GAAP income	$64.6	$70.4	$47.5	$47.5	$1.05

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$69.3	$83.2	$53.1	$53.4	$1.14

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Svcs.	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05

Included in non-operating income:

Net gain on securities and other investments		(7.8)	(4.8)	(4.8)	(0.10)

Adjusted Non-GAAP income	$72.7	$78.8	$50.4	$50.7	$1.08

Note:   See the “Description of Non-GAAP Adjustments” section for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section for management’s reasons for providing non-GAAP financial information.

*                 DST Earnings has been defined as “Net income attributable to DST Systems, Inc.” (taking into account the net loss attributable to non-controlling interest).

Management’s Analysis of Non-GAAP Results for the three months ended March 31, 2012 and 2011

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $1.05 and $1.08 for the three months ended March 31, 2012 and 2011, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share for the three months ended March 31, 2012 is mostly attributable to decreased Financial Services Segment income from operations resulting from higher costs associated with new business initiatives and from decreased mutual fund registered shareowner processing operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on investments to fund other investment activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, stock repurchases, investment purchases, business acquisitions, payments on debt and dividend payments.  Information on the Company’s consolidated cash flows for the three months ended March 31, 2012 and 2011 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $42.8 million during the three months ended March 31, 2012 compared to $79.3 million for the three months ended March 31, 2011, a decrease of $36.5 million.  The decrease in operating cash flows during 2012 is primarily attributable to changes in working capital.  During first quarter 2012 accounts receivable increased $12.2 million as compared to a decrease in first quarter 2011 of $7.7 million.  Deferred revenues and gains decreased $9.8 million in first quarter 2012, as compared to an increase in deferred revenues of $0.3 million in first quarter 2011, mostly attributable to a decline in deferred revenues from BFDS resulting from the use of a portion of the $40 million prepayment made in 2011 for 2012 DST processing services.  Accounts payable and accrued liabilities decreased in first quarter 2012 by approximately $8.5 million, excluding an accrual of $35.0 million of prepaid services, as compared to an increase of $13.5 million in first quarter 2011.  These working capital decreases were partially offset by lower payments on accrued compensation and benefits associated with the timing of the funding of DST’s profit sharing contribution which occurred in first quarter 2011 for the 2010 contribution, but second quarter 2012 for the 2011 contribution.

Operating cash flows during 2012 resulted principally from net income of $55.3 million, changes in working capital and adjustments for non-cash items included in the determination of net income, including depreciation and amortization expense of $34.0 million, amortization of share based compensation of $6.0 million and equity in earnings of unconsolidated affiliates of $5.3 million. Cash and cash equivalents were $52.3 million and $147.3 million at March 31, 2012 and 2011, respectively.

Investing Activities

Cash flows used in investing activities were $42.5 million during the three months ended March 31, 2012 compared to cash flows provided by investing activities of $81.2 million for the three months ended March 31, 2011, a decrease of $123.7 million.  The increase in net cash flows used in investing activities during 2012 as compared to 2011 is primarily attributable to a $32.7 million increase in restricted cash and cash equivalents held to satisfy client funds obligations as compared to a decrease of $93.8 million in first quarter 2011.  In addition, higher payments for capital expenditures in first quarter 2012 were partially offset by lower net cash outflows for net investment activities (purchases and sales) in 2012.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Three Months Ended March 31,
	2012	2011
Financial Services Segment	$18.0	$10.8
Output Solutions Segment	10.8	2.2
Investments and Other Segment	0.9	1.0
	$29.7	$14.0

Investments and Other Segment capital expenditures are primarily facilities improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $70.6 million and $107.5 million of investments in available-for-sale securities and other investments during the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012, the Company received $89.1 million from the sale/maturities of investments as compared to $102.2 million during the three months ended March 31, 2011.

DST has been advised that it may receive a dividend from an investment in a privately held company (cost method investment).  In addition, DST has agreed to sell a portion of its shares in a transaction arranged by the privately held company.  Receipt of the dividend and completion of the sale are both subject to certain conditions including the closing of related recapitalization transactions involving the privately held company.  The private company expects the recapitalization transactions, payment of the dividend and closing of the sale to occur in May 2012.  However, there can be no assurance that the related recapitalization transactions will occur.  The dividend is estimated at $47 million and DST would expect to receive approximately $140 million of pre-tax cash proceeds from the sale.  DST plans to pay down existing indebtedness with any after-tax proceeds from the dividend and investment sale.

Financing Activities

Cash flows from financing activities were $11.1 million during the three months ended March 31, 2012 as compared to cash flows used in financing activities of $153.0 million for the three months ended March 31, 2011, an increase of $164.1 million, primarily attributable to changes in client funds obligations.  Client funds obligations increased $36.6 million during the three months ended March 31, 2012 as compared to a decrease of $83.0 million during the three months ended March 31, 2011.  During the three months ended March 31, 2012, cash outflows were from share repurchase activities of $26.3 million, net repayments under the revolving credit facilities of $17.9 million and the purchase of the remaining non-controlling interest in IOS for $17.7 million, which were partially offset by cash inflows from proceeds received from issuance of common stock of $38.5 million.  During the three months ended March 31, 2011, cash outflows were from share repurchase activities of $35.7 million and net repayments under the revolving credit facilities in the aggregate amount of $61.6 million, which were partially offset by financing cash inflows of $36.6 million from proceeds received from issuance of common stock.

Common Stock Issuances and Repurchases

The Company received proceeds of $38.5 million and $36.6 million from the issuance of common stock from the exercise of employee stock options during the three months ended March 31, 2012 and 2011, respectively.  The Company repurchased 0.3 million shares of DST common stock for $16.4 million or approximately $50.15 per share during the three months ended March 31, 2011, but no shares were repurchased during the three months ended March 31, 2012 under the Company’s share repurchase plan.  At March 31, 2012, the Company has approximately 2,050,000 shares authorized for repurchase under its share repurchase plan.

Payments made for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share withholdings for option exercises and restricted stock vesting was $26.3 million and $19.3 million during the three months ended March 31, 2012 and 2011, respectively.

Dividends

On February 24, 2012, DST’s Board of Directors declared a cash dividend of $0.40 per share, which was paid on April 10, 2012, to shareholders of record as of the close of business on March 16, 2011.  The aggregate amount of the cash dividend paid on April 10, 2012 was approximately $17.9 million.

Off Balance Sheet Obligations

As of March 31, 2012, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,360.3 million and $1,380.3 million of debt outstanding at March 31, 2012 and December 31, 2011, respectively, a decrease of $20.0 million during 2012.

The Company is obligated under notes and other indebtedness as follows (in millions):

	March 31, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	15.4	16.6
Equipment credit facilities	9.1	10.0
Real estate credit agreement	104.4	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	88.3	86.5
Revolving credit facilities	323.2	328.3
Senior notes	370.0	370.0
Related party credit agreements	146.4	156.7
Other indebtedness	43.5	47.0
	1,360.3	1,380.3
Less current portion of debt	309.3	320.8
Long-term debt	$1,051.0	$1,059.5

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

At both March 31, 2012 and December 31, 2011, the outstanding amount of undivided interests in the receivables held by the conduit was $135.0 million.  During the three months ended March 31, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $222.9 million and $216.0 million and total repayments were approximately $222.9 million and $216.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

The Company intends to renew its accounts receivable securitization program before May 17, 2012.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between Innovative Output Solutions (“IOS”) and a bank that is secured by accounts receivable of IOS.  The amount outstanding under this facility was $19.4 million and $21.0 million at March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, proceeds received from this loan were $73.2 million and $59.3 million and total repayments were $75.5 million and $58.5 million, respectively, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities (which were $834.7 million at March 31, 2012) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.

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

At March 31, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $102.9 million and $40.4 million for the three months ended March 31, 2012 and 2011, respectively.  Comprehensive income includes net income attributable to DST

Systems, Inc. of $55.3 million and $53.4 million for the three months ended March 31, 2012 and 2011, respectively.  Other comprehensive income was $47.6 million and other comprehensive loss was $13.0 million for the three months ended March 31, 2012 and 2011, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At March 31, 2012, the Company’s available-for-sale securities had gross unrealized holding losses of $2.3 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at March 31, 2012 are other than temporary.

The Company recognized $0.3 million of investment impairments for the three months ended March 31, 2012, which were other than temporary.  There were no investment impairments recorded for the three months ended March 31, 2011 which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three months ended March 31, 2012 and 2011, the Company recorded $0.4 million and $1.0 million, respectively, of impairments on private equity and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST is currently evaluating the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $1.19 and $1.10 (versus GAAP reported earnings of $1.22 and $1.14) for the three months ended March 31, 2012 and 2011, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of March 31, 2012 was approximately $834.7 million.  The impact of a 10% change in fair value of these investments would be approximately $51.0 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended March 31, 2012, the Company and BFDS had average daily cash balances of approximately $1.8 billion maintained in such accounts, of which approximately $1.2 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $3.0 million of net income (loss).

At March 31, 2012, the Company had $1.4 billion of debt, of which $759.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At March 31, 2012, the Company’s international subsidiaries had approximately $237.4 million in total assets and for the three months ended March 31, 2012, these international subsidiaries recorded net income of approximately $1.1 million.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $23.7 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.1 million for the three months ended March 31, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of March 31, 2012.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

COMPANY-SPECIFIC TRENDS AND RISKS

There are many risks and uncertainties that can affect our future business, financial performance or share price.  Many of these are beyond our control.  A description follows of some of the important factors that could have a material negative impact on our future business, operating results, financial condition or share price.  This discussion includes a number of forward-looking statements.  You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2011.  The risk factors have not changed materially from the date of our periodic report on Form 10-K for the year ended December 31, 2011 other than the addition of a risk related to the potential impact on the Company if a change in control of subsidiaries of the Company’s subsidiary ALPS Holdings, Inc. were deemed to occur as a result of certain changes in ownership of the Company.

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

Our revenues and profit margins could decrease if client contracts are terminated or fail to renew or if clients renegotiate contracts or utilize our services at lower than anticipated levels.

We derive most of our revenue by selling products and services under long-term contracts, which often contain terms and conditions based on anticipated levels of utilization of our services.  We cannot unilaterally extend the terms of these contracts when they expire.  Contracts can terminate during the term of agreement for various reasons, including through “termination for convenience” clauses in some contracts that enable clients to cancel by written notice.  Our revenues and profit margins could decrease as a result of terminations or non-renewals of client contracts; extensions of client contracts under, or contract re-negotiations resulting in, less favorable terms; or utilization of services at less than anticipated levels.

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

Some of our joint venture investments are subject to buy-sell agreements, which may, among other things, restrict us from selling our interests even when we determine it is prudent to do so.

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

Certain changes in ownership of the Company could  potentially affect the continuation of investment advisory and distribution services provided by ALPS subsidiaries, which could potentially limit the Company’s share repurchases and negatively impact the Company’s financial results.

The Company’s wholly owned subsidiary, ALPS Holdings, Inc., has subsidiaries that serve as investment advisors or distributors for certain registered investment companies (“Funds”).  Under applicable law, if more than 25% of the Company’s outstanding voting securities were to become held by a single owner, a change of control of the ALPS subsidiaries constituting an assignment of their investment advisory contracts and distribution contracts could be deemed to have occurred.  Any deemed assignment would automatically terminate the ALPS subsidiaries’ investment advisory and distribution contracts with the Funds, and the Funds would be required to seek shareowner approval of new investment advisory contracts in order to continue an advisory relationship with the ALPS subsidiaries.  There can be no assurance that any Fund with a distribution contract would retain the ALPS subsidiary as its distributor or that any Fund with an investment advisory contract would obtain the required shareowner vote to retain, or that it would retain, the ALPS subsidiary as its investment advisor.  The potential impact of a deemed assignment may  limit the Company’s ability to repurchase its shares.  The loss by ALPS subsidiaries of investment advisory and/or distribution contracts could negatively impact the financial condition and earnings of the Company.

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

We are investing heavily in our products for the insurance, brokerage and retirement industries.  Our investments may not lead to successful deployment of our new products and increases in the level of volumes of certain businesses.  If we are not successful in creating value from our investments, the lack of new product sales could have a negative impact on the Company’s financial condition and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	13,874	(1)	$47.46		2,049,500	(2)
February 1 — February 29	420,414	(1)	$52.76		2,049,500	(2)
March 1 — March 31	64,680	(1)	$54.09		2,049,500	(2)
Total	498,968		$52.78		2,049,500	(2)

(1)          For the three months ended March 31, 2012, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 498,968 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 13,874 shares were purchased in January 2012, 420,414 shares were purchased in February 2012 and 64,680 shares were purchased in March 2012.

(2)          As previously announced, DST’s Board of Directors increased its share repurchase authorization by 2.0 million shares in fourth quarter 2011.  This additional new share repurchase program became effective January 1, 2012 and expires on December 31, 2013.  The Company may enter into one or more plans with its brokers or banks for pre-authorized purchases within defined limits pursuant to Rule 10b5-1 to effect all or a portion of such share repurchases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07 Submission of Matters to a Vote of Security Holders.

In connection with its Annual Meeting of Stockholders on May 8, 2012, DST Systems, Inc. (the “Company”) solicited proxies pursuant to Regulation 14A on the three proposals described in the Company’s Definitive Proxy Statement dated March 19, 2012.

The Board’s nominees for directors were elected and shareholders ratified the Audit Committee’s selection of independent registered public accounting firm PricewaterhouseCoopers LLP for fiscal year 2011 (“Independent Accountants”).  Shareholders advised in favor of the named officer compensation resolution set forth in the proxy statement (“Say on Pay”). The votes were cast as follows:

Proposal 1:  Election of Directors for a Term Ending in 2015

	Lowell L.	Samuel G.	Travis E.
	Bryan	Liss	Reed

For	36,420,801	36,411,179	34,764,222
Withheld	315,052	324,674	1,971,631
Broker Non-Votes	2,535,238	2,535,238	2,535,238

Proposal 2:  Ratify the Independent Accountants for Fiscal Year 2012

For	38,050,287
Against	860,529
Abstain	360,275
Broker Non-Votes	0

Proposal 3:  Non-Binding Advisory Vote on Named Officer Compensation (Say on Pay)

For	34,876,606
Against	1,716,825
Abstain	142,422
Broker Non-Votes	2,535,238

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1	The form of Deferred Cash Award Agreement.*
31.1	Certification of the Chief Executive Officer of Registrant
31.2	Certification of the Chief Financial Officer of Registrant
32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant
101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 9, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

*    Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2012

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)