Form 10-Q
period 2012-06-30
DST SYSTEMS INC
filed 2012-08-07
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of the Company’s common stock as of July 31, 2012:

Common Stock $0.01 par value — 45,094,787

DST Systems, Inc.

Form 10-Q

June 30, 2012

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

June 30, 2012

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$93.2	$40.9
Funds held on behalf of clients	281.2	272.6
Client funding receivable	44.1	42.6
Accounts receivable	325.6	325.2
Deferred income taxes	9.1	8.4
Other assets	64.7	77.2
	817.9	766.9

Investments	1,078.3	1,072.8
Unconsolidated affiliates	376.1	370.8
Properties	509.9	523.9
Intangible assets	161.1	169.0
Goodwill	484.9	487.0
Other assets	66.0	38.2
Total assets	$3,494.2	$3,428.6

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$298.8	$320.8
Client funds obligations	325.3	315.2
Accounts payable	90.8	96.0
Accrued compensation and benefits	101.7	119.6
Deferred revenues and gains	79.7	101.3
Income tax payable	39.5
Other liabilities	106.0	120.8
	1,041.8	1,073.7

Long-term debt	915.6	1,059.5
Income taxes payable	73.3	60.7
Deferred income taxes	332.4	326.5
Other liabilities	78.4	72.5
Total liabilities	2,441.5	2,592.9
Commitments and contingencies (Note 10)

Equity
DST Systems, Inc. stockholders’ equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	229.4	246.0
Retained earnings	3,373.0	3,191.3
Treasury stock (50.3 million and 51.2 million shares, respectively), at cost	(2,842.2)	(2,896.1)
Accumulated other comprehensive income	291.5	277.8
Total DST Systems, Inc. stockholders’ equity	1,052.7	820.0
Non-controlling interest		15.7
Total equity	1,052.7	835.7
Total liabilities and equity	$3,494.2	$3,428.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues	$465.5	$424.1	$941.4	$853.6
Out-of-pocket reimbursements	167.3	158.1	344.6	320.3

Total revenues	632.8	582.2	1,286.0	1,173.9

Costs and expenses	539.6	477.6	1,098.7	969.9
Depreciation and amortization	42.3	31.3	76.3	61.4

Income from operations	50.9	73.3	111.0	142.6

Interest expense	(11.7)	(12.0)	(23.4)	(23.7)
Other income, net	194.2	14.6	223.9	31.8
Equity in earnings of unconsolidated affiliates	1.4	7.2	6.7	15.6

Income before income taxes and non-controlling interest	234.8	83.1	318.2	166.3
Income taxes	89.9	28.7	118.0	58.8

Net income	144.9	54.4	200.2	107.5
Net loss attributable to non-controlling interest		0.8		1.1

Net income attributable to DST Systems, Inc.	$144.9	$55.2	$200.2	$108.6

Average common shares outstanding	45.0	46.5	44.7	46.4
Average diluted shares outstanding	45.7	47.2	45.5	47.1

Basic earnings per share	$3.22	$1.19	$4.48	$2.34
Diluted earnings per share	$3.17	$1.17	$4.40	$2.31
Cash dividends per share of common stock	$	$	$0.40	$0.35

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income attributable to DST Systems, Inc.	$144.9	$55.2	$200.2	$108.6

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	(26.1)	(4.0)	30.0	(20.9)
Proportional share of unconsolidated affiliate interest rate swap				2.0
Unrealized gain (loss) on interest rate swaps	0.1	(0.7)	0.5	0.1
	(26.0)	(4.7)	30.5	(18.8)
Less reclassification adjustments for net gains included in net income	(3.5)	(6.2)	(12.7)	(11.1)

Total unrealized gains (losses) on investments and interest rate swaps, net of taxes (benefits) of ($19.1), ($6.8), $11.3 and ($18.8)	(29.5)	(10.9)	17.8	(29.9)
Foreign currency translation adjustments, net of taxes (benefits) of ($0.6), $1.4, ($1.8) and $1.9	(4.4)	3.6	(4.1)	9.6

Other comprehensive income (loss), net of tax	(33.9)	(7.3)	13.7	(20.3)

Comprehensive income	$111.0	$47.9	$213.9	$88.3

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows — operating activities:
Net income	$200.2	$107.5
Depreciation and amortization	76.3	61.4
Net gains on investments	(161.2)	(18.3)
Amortization of share based compensation	14.8	10.7
Equity in earnings of unconsolidated affiliates	(6.7)	(15.6)
Dividends from unconsolidated affiliates	0.9	6.3
Deferred income taxes	(4.5)	(1.3)
Changes in accounts receivable	(0.3)	11.7
Change in client funds obligations	1.5	(27.8)
Change in client funding receivable	(1.5)	27.8
Changes in accounts payable and accrued liabilities	(14.0)	16.8
Changes in income taxes payable	81.5	7.6
Changes in deferred revenues and gains	(21.6)	(3.3)
Changes in accrued compensation and benefits	(17.5)	(23.3)
Other, net	(38.2)	(4.3)
Total adjustments to net income	(90.5)	48.4
Net	109.7	155.9
Cash flows — investing activities:
Capital expenditures	(50.4)	(31.6)
Investments in securities	(142.9)	(262.8)
Proceeds from sales/maturities of investments	319.0	222.3
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(6.1)	100.0
Acquisition of businesses, net of cash acquired		(65.5)
Other, net	6.3	2.4
Net	125.9	(35.2)
Cash flows — financing activities:
Proceeds from issuance of common stock	43.5	42.9
Principal payments on debt	(10.5)	(14.9)
Repurchases of senior convertible debentures		(8.8)
Net borrowings (payments) on revolving credit facilities	(164.6)	(37.7)
Payment of debt issuance costs	(0.2)	(1.9)
Net increase (decrease) in client funds obligations	8.6	(90.4)
Common stock repurchased	(27.9)	(43.5)
Payment for acquisition of non-controlling interest	(17.7)
Payment of cash dividends	(17.9)	(16.2)
Excess tax benefits from share based compensation	3.4	1.3
Net	(183.3)	(169.2)
Net increase in cash and cash equivalents	52.3	(48.5)
Cash and cash equivalents, beginning of period	40.9	139.8
Cash and cash equivalents, end of period	$93.2	$91.3

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2012, and the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

New Authoritative Accounting Guidance

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

Revenue recognition

On January 1, 2011, the Company adopted new authoritative accounting guidance related to revenue recognition for multiple element arrangements.  The guidance eliminated the use of the residual method of allocation and required that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The Company adopted this guidance on a prospective basis and applied it to relevant revenue arrangements originating or materially modified on or after January 1, 2011.

Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting.  An item can generally be considered a separate unit of accounting if all of the following criteria are met: 1) the delivered item(s) has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of the undelivered item(s); and 3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.  Once separate units of accounting are determined, the arrangement consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method.  Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item or from third-party evidence (“TPE”) such as how competitors have priced similar items.  If such evidence is unavailable, the Company uses its best estimate of the selling price (“BESP”), which includes various internal factors such as our pricing strategy and market factors.  It is not common for the Company to use TPE and BESP as VSOE can be established for the majority of DST’s client arrangements.

For multiple element revenue arrangements entered prior to January 1, 2011, in cases where there was objective and reliable evidence of the fair value of the undelivered item(s) in an arrangement but no such evidence for the delivered item(s), the residual method was used to allocate the arrangement consideration.  For units of accounting which include more than one deliverable, the Company generally defers all revenue for the unit of accounting until the period over which the last undelivered item is delivered. The adoption of this new authoritative accounting guidance did not have a significant impact to the Company’s results.

2.  Client Funds/Obligations

The Company had $281.2 million and $272.6 million of funds held on behalf of clients at June 30, 2012 and December 31, 2011, respectively.  Included in these amounts were $16.8 million and $14.3 million of fixed-income marketable securities at June 30, 2012 and December 31, 2011, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at June 30, 2012 and December 31, 2011.  During the six months ended June 30, 2012 and 2011, the Company received $61.7 million and $59.3 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three and six months ended June 30, 2012 and 2011.

3.  Investments

Investments are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	June 30, 2012	December 31, 2011
Available-for-sale securities:
State Street Corporation	2%	$461.2	$416.4
Computershare Ltd.	2%	90.6	122.7
Euronet Worldwide	4%	32.2	34.8
Other available-for-sale securities		181.1	199.1
		765.1	773.0
Other:
Trading securities		42.9	39.9
Held-to-maturity		14.9	15.4
Cost method, private equity and other investments		255.4	244.5
		313.2	299.8
Total investments		$1,078.3	$1,072.8

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	June 30, 2012	December 31, 2011

Book cost basis	$284.5	$315.6
Gross unrealized gains	465.5	438.3
Gross unrealized losses	(3.2)	(4.3)
Unrealized gain - foreign currency exchange rates	18.3	23.4
Market value	$765.1	$773.0

During the six months ended June 30, 2012 and 2011, the Company received $109.4 million and $153.7 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $8.3 million and $10.8 million and gross realized losses of $1.0 million and $0.5 million were recorded during the three months ended June 30, 2012 and 2011, respectively, from available-for-sale securities.  Gross realized gains of $24.8 million and $19.1 million and gross realized losses of $2.1 million and $0.7 million were recorded during the six months ended June 30, 2012 and 2011, respectively, from available-for-sale securities.  In addition, the Company recorded unrealized losses on available-for-sale securities of $1.6 million and $1.9 million for the three and six months ended June 30, 2012, respectively, compared to $0.1 million for both the three and six months ended June 30, 2011 related to other than temporary investment impairments.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at June 30, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$42.3	$3.2	$	$	$42.3	$3.2

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2012, the Company recorded $0.3 million and $0.7 million, respectively, of impairments on other investments as compared to none and $1.0 million during the three and six months ended June 30, 2011.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At June 30, 2012 and December 31, 2011, the Company’s carrying value of these private equity fund investments was approximately $232.6 million and $221.5 million, respectively.  At June 30, 2012, the Company had future capital commitments related to these private equity fund investments of approximately $22.5 million.

In May 2012, DST recorded cash proceeds and a gain of $138.7 million from the sale of a portion of its investment in a privately held company (a cost method investment) in a transaction arranged by that company.  In addition, DST received a $47.3 million cash dividend from the same privately held company.  Cash from these transactions were primarily used to reduce debt.

4.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	June 30, 2012	December 31, 2011
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$184.6	$179.1
International Financial Data Services, U.K.	50%	92.9	90.0
International Financial Data Services, L.P.	50%	48.7	48.6
Unconsolidated real estate affiliates		38.1	38.4
Other unconsolidated affiliates		11.8	14.7
Total		$376.1	$370.8

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Boston Financial Data Services, Inc.	$2.3	$3.1	$5.5	$6.3
International Financial Data Services, U.K.	0.2	3.4	1.8	7.5
International Financial Data Services, L.P.	1.2	0.4	1.1	2.1
Other unconsolidated affiliates	(2.3)	0.3	(1.7)	(0.3)
	$1.4	$7.2	$6.7	$15.6

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

As of June 30, 2012 and December 31, 2011, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Equity securities	$796.8	$796.8	$	$

Investments in pooled funds	47.2		47.2

Fixed income securities	28.0		28.0

Deferred compensation liabilities	(42.9)	(42.9)

Interest rate swap liability	(3.3)		(3.3)

Total	$825.8	$753.9	$71.9	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$808.2	$808.2	$	$

Investments in pooled funds	46.0		46.0

Fixed income securities	19.0		19.0

Deferred compensation liabilities	(39.9)	(39.9)

Interest rate swap liability	(4.3)		(4.3)

Total	$829.0	$768.3	$60.7	$

At June 30, 2012 and December 31, 2011, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $75.5 million and $73.0 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	June 30, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$169.9	$29.6	$169.9	$23.1
Other	27.8	7.0	27.8	5.6

Total	$197.7	$36.6	$197.7	$28.7

Amortization of intangible assets for the three and six months ended June 30, 2012 was approximately $3.9 million and $7.9 million, respectively as compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2011.  Amortization for intangible assets recorded as of June 30, 2012 is estimated to be (in millions):

Remainder of 2012	$7.8
2013	15.3
2014	15.0
2015	14.4
2016	14.1
Thereafter	94.5
Total	$161.1

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2012, by Segment (in millions):

	December 31, 2011	Acquisitions	Disposals	Other	June 30, 2012
Financial Services	$394.0	$	$	$(1.8)	$392.2
Output Solutions	93.0			(0.3)	92.7
Total	$487.0	$	$	$(2.1)	$484.9

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	15.0	16.6
Equipment credit facilities	13.6	10.0
Real estate credit agreement	103.5	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	88.3	86.5
Revolving credit facilities	195.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	149.4	156.7
Other indebtedness	19.5	47.0
	1,214.4	1,380.3
Less current portion of debt	298.8	320.8
Long-term debt	$915.6	$1,059.5

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 17, 2012, the Company renewed its accounts receivable securitization program.  The facility will expire by its terms on May 16, 2013, unless renewed.

At both June 30, 2012 and December 31, 2011, the outstanding amount under the program was $135.0 million.  During the six months ended June 30, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $459.3 million and $433.4 million and total repayments were approximately $459.3 million and $433.4 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Related Party Credit Agreements

In June 2012, the Company repaid its loan with International Financial Data Services Limited, which had an outstanding balance of $6.2 million at December 31, 2011.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between DST Output UK (formerly “Innovative Output Solutions” or “IOS”) and a bank that is secured by accounts receivable of DST Output UK.  The amount outstanding under this facility was repaid in June 2012.  During the six months ended June 30, 2012 proceeds received from this loan were $143.0 million and total repayments were $164.3 million, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Fair Value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and senior notes is considered to approximate fair value at June 30, 2012 and December 31, 2011.  The estimated fair value of the convertible debentures and senior notes was derived principally from quoted prices (Level 2 in the fair value hierarchy).  As of June 30, 2012 and December 31, 2011, the carrying and estimated fair value of the Series C convertible debentures and senior notes were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Convertible senior debentures - Series C	$88.3	$101.2	$86.5	$99.7
Senior Notes - Series A	40.0	40.7	40.0	40.8
Senior Notes - Series B	105.0	111.1	105.0	109.7
Senior Notes - Series C	65.0	69.5	65.0	68.1
Senior Notes - Series D	160.0	174.3	160.0	169.7
Total	$458.3	$496.8	$456.5	$488.0

8.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 38.3% and 37.1% for the three and six months ended June 30, 2012, respectively, compared to 34.5% and 35.4% for the three and six months ended June 30, 2011.  The Company’s tax rate for the three and six months ended June 30, 2012 was higher than the statutory federal income tax rate of 35% primarily because of lower foreign tax credits, higher domestic income and increased losses in international subsidiaries for which no current tax benefit exists.

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

As described in the Company’s 2011 Annual Report on Form 10-K, the Company has filed federal income tax refund claims for research and experimentation credits and for the Domestic Manufacturing Deduction (under Internal Revenue Code Section 199).  The Company has not recorded any significant tax benefits associated with these refund claims because the realization of the benefit is uncertain.  The Company and the IRS are having active settlement discussions on the above refund claims.  The Company believes that based upon the discussions to date, it is possible that a favorable settlement may be reached in regards to the refund claims.  However, at June 30, 2012, the Company did not have sufficient information to have a basis to record additional benefits associated with the claims.

9.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to DST Systems, Inc.	$144.9	$55.2	$200.2	$108.6

Average common shares outstanding	45.0	46.5	44.7	46.4

Incremental shares from restricted stock units and assumed conversions of stock options and debentures	0.7	0.7	0.8	0.7

Average diluted shares outstanding	45.7	47.2	45.5	47.1

Basic earnings per share	$3.22	$1.19	$4.48	$2.34
Diluted earnings per share	$3.17	$1.17	$4.40	$2.31

The Company had approximately 45.1 million and 46.5 million shares outstanding at June 30, 2012 and 2011, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.8 million for both the three and six months ended June 30, 2012, compared to 0.8 million and 0.9 million for the three and six months ended June 30, 2011.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At June 30, 2012, outstanding Series C debentures would be convertible into 1.7 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For the three and six months ended June 30, 2012 and 2011, respectively, there was an insignificant amount of dilution related to the Company’s average share price exceeding the average accreted bond price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the six months ended June 30, 2012, the Company granted approximately 0.1 million restricted stock units (“RSU’s”).  A portion of the RSU grants contain performance features.  At June 30, 2012, the Company had outstanding 0.9 million unvested RSU’s, 0.1 million unvested restricted shares and 2.5 million stock options (of which 1.3 million are not yet exercisable).

At June 30, 2012, the Company had $30.5 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $16.9 million for the remainder of 2012, $6.3 million for 2013, $1.6 million for 2014 and $0.2 million for 2015, based on awards currently outstanding.  Increased consolidated earnings from the May 2012 sale of a portion of DST’s investment in a privately held company and from a cash dividend received from that same investment, both as further described further in Note 3, caused the Company to revise the estimated vesting date for certain of these equity awards from March 2014 to March 2013 in accordance with the terms and conditions of the awards.  Future amortization is not projected on approximately $5.5 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance conditions and therefore are not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Investment and Interest Rate Swaps Unrealized Holding Gains (Losses)	Currency Translation Adjustments	Accumulated Other Comprehensive Income

Balance, December 31, 2011	$261.6	$16.2	$277.8

Current period change	17.8	(4.1)	13.7

Balance, June 30, 2012	$279.4	$12.1	$291.5

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $75.5 million and $73.0 million at June 30, 2012 and December 31, 2011, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $37.8 million and $36.5 million at June 30, 2012 and December 31, 2011, respectively.  The Company records in Investments and Accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at June 30, 2012 and December 31, 2011.

Stock repurchases

At June 30, 2012, there were approximately 2,050,000 shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  No shares were repurchased during the six months ended June 30, 2012.  The Company repurchased 0.5 million shares of DST common stock for $22.5 million or approximately $49.94 per share during the six months ended June 30, 2011.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $27.9 million and $21.0 million during the six months ended June 30, 2012 and 2011, respectively.

Dividends

On February 24, 2012, the Board of Directors of DST declared a cash dividend of $0.40 per common share.  The total dividend was $18.5 million, of which $17.9 million was paid on April 10, 2012.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend.

Non-controlling interest

As a result of the acquisition of dsicmm Group on July 30, 2010, the Company’s DST Output U.K. (formerly, IOS) subsidiary had a non-controlling investor group, which initially owned approximately 29.5% of DST Output U.K.  The amount included in Equity on the Condensed Consolidated Balance Sheet at December 31, 2011 associated with the non-controlling interest was $15.7 million.  In January 2012, DST repurchased the remaining shares held by the non-controlling investor group for $17.7 million making DST Output U.K. a wholly-owned subsidiary.  The $2.0 million difference between the amount paid and the amount recorded as Non-controlling interest was recorded in Additional paid-in capital in the Condensed Consolidated Balance Sheet.

10.  Commitments and Contingencies

The Company has letters of credit of $7.6 million outstanding at both June 30, 2012 and December 31, 2011.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at June 30, 2012 and December 31, 2011 were not significant.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At June 30, 2012 and December 31, 2011, total borrowings on the loan were $29.4 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both June 30, 2012 and December 31, 2011.

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

Guarantees

In addition to the guarantees entered into as described above, the Company has also guaranteed certain obligations of certain joint ventures under service agreements entered into by the joint ventures and their customers. The amount of such obligations is not stated in the agreements. Depending on the negotiated terms of the guaranty and/or the underlying service agreement, the Company’s liability under the guaranty may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

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

At June 30, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Information concerning total assets by reporting segment is as follows (in millions):

	June 30, 2012	December 31, 2011

Financial Services	$1,883.2	$1,799.5
Output Solutions	426.7	476.9
Investments and Other	1,251.5	1,220.8
Elimination Adjustments	(67.2)	(68.6)
	$3,494.2	$3,428.6

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended June 30, 2012
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$305.4	$156.5	$3.6	$	$465.5
Intersegment operating revenues	2.1	2.2	11.5	(15.8)
Out-of-pocket reimbursements	13.1	156.1		(1.9)	167.3
Total revenues	320.6	314.8	15.1	(17.7)	632.8

Costs and expenses	244.6	299.1	11.0	(15.1)	539.6
Depreciation and amortization	27.2	11.1	4.6	(0.6)	42.3

Income (loss) from operations	48.8	4.6	(0.5)	(2.0)	50.9
Other income, net	0.6		193.6		194.2
Equity in earnings of unconsolidated affiliates	0.9		0.5		1.4

Earnings (loss) before interest, income taxes and non-controlling interest	$50.3	$4.6	$193.6	$(2.0)	$246.5

	Three Months Ended June 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$278.8	$142.4	$2.9	$	$424.1
Intersegment operating revenues	2.2	1.9	10.8	(14.9)
Out-of-pocket reimbursements	10.2	148.6	0.8	(1.5)	158.1
Total revenues	291.2	292.9	14.5	(16.4)	582.2

Costs and expenses	208.9	273.0	9.5	(13.8)	477.6
Depreciation and amortization	18.3	11.0	2.6	(0.6)	31.3

Income (loss) from operations	64.0	8.9	2.4	(2.0)	73.3
Other income, net	1.3	0.2	13.1		14.6
Equity in earnings (losses) of unconsolidated affiliates	6.4		0.8		7.2

Earnings (loss) before interest, income taxes and non-controlling interest	$71.7	$9.1	$16.3	$(2.0)	$95.1

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $11.7 million and $12.0 million for the three months ended June 30, 2012 and 2011 is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Six Months Ended June 30, 2012
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$614.5	$319.9	$7.0	$	$941.4
Intersegment operating revenues	4.1	4.2	22.5	(30.8)
Out-of-pocket reimbursements	27.6	320.8	0.1	(3.9)	344.6
Total revenues	646.2	644.9	29.6	(34.7)	1,286.0

Costs and expenses	497.1	611.0	20.0	(29.4)	1,098.7
Depreciation and amortization	48.2	22.1	7.3	(1.3)	76.3

Income (loss) from operations	100.9	11.8	2.3	(4.0)	111.0
Other income, net	5.6		218.3		223.9
Equity in earnings of unconsolidated affiliates	5.4	0.2	1.1		6.7

Earnings (loss) before interest, income taxes and non-controlling interest	$111.9	$12.0	$221.7	$(4.0)	$341.6

	Six Months Ended June 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$561.0	$286.6	$6.0	$	$853.6
Intersegment operating revenues	4.3	4.0	21.8	(30.1)
Out-of-pocket reimbursements	20.8	301.1	1.4	(3.0)	320.3
Total revenues	586.1	591.7	29.2	(33.1)	1,173.9

Costs and expenses	423.1	555.7	19.0	(27.9)	969.9
Depreciation and amortization	35.9	21.6	5.2	(1.3)	61.4

Income (loss) from operations	127.1	14.4	5.0	(3.9)	142.6
Other income, net	3.3	0.3	28.2		31.8
Equity in earnings (losses) of unconsolidated affiliates	15.3	0.4	(0.1)		15.6

Earnings (loss) before interest, income taxes and non-controlling interest	$145.7	$15.1	$33.1	$(3.9)	$190.0

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $23.4 million and $23.7 million for the six months ended June 30, 2012 and 2011 is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

Output Solutions

The Company’s Output Solutions Segment prints, mails and electronically delivers transactional, marketing and compliance documents.  The Segment’s single source, customer communications solutions include customized statement and bill production; postal optimization; electronic presentment, payment and distribution solutions; fulfillment; direct marketing; and data-driven personalization services. These capabilities enable the Output Solutions Segment to provide services to industries that place a premium on high-quality, highly relevant customer communications.

The Output Solutions North America business has operating facilities located in the United States and Canada, and is among the largest users of continuous, high-speed, full-color inkjet printing systems and among the largest First-class mailers in the United States. The North America business provides digital print, direct marketing and fulfillment services, in addition to electronic solutions. The acquisition of Newkirk Products, Inc. in 2011 expanded the North America business to include participant enrollment and compliance communications related to retirement, insurance, mutual funds and healthcare plans. The business also provides significant cross-sell opportunities and leverage in DST’s retirement and healthcare-related businesses.

The Output Solutions Segment in North America distributes its products directly to clients and through relationships in which its services are combined with or offered concurrently through providers of data processing services. The Output Solutions Segment’s products in North America are also distributed or bundled with product offerings to clients of the Financial Services Segment.

Output United Kingdom (“Output U.K.” and formerly known as Innovative Output Solutions Limited or “IOS”) has several operating facilities in the United Kingdom and is among the largest direct communications manufacturers in that country. The acquisition of Lateral Group Limited in 2011 expanded the U.K. business to include data analytics and enhanced data-driven marketing services.

Investments and Other

The Investments and Other Segment is comprised of investments in the Company’s real estate subsidiaries and joint ventures, equity securities, private equity funds, and certain financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $722.7 million at June 30, 2012, including approximately 10.3 million shares of State Street Corporation (“State Street”), 11.9 million shares of Computershare Ltd. (“Computershare”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $461.2 million, $90.6 million and $32.2 million respectively, based on closing exchange values at June 30, 2012.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of June 30, 2012 (in millions):

	DST	Joint
	wholly-	venture-
	owned*	owned*

Occupied by DST and related affiliates	1.9	0.5

Occupied by third parties	0.9	2.4

Total	2.8	2.9

*                 Amounts exclude square footage of wholly-owned data centers and related property and a joint venture-owned 1,000 room convention hotel.

DST considers its data centers and surrounding property to be specialized operational assets and does not consider them to be real estate assets.  Therefore, its data centers are not included in its real estate operations, but rather the Financial Services Segment.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Operating revenues
Financial Services	$307.5	$281.0	$618.6	$565.3
Output Solutions	158.7	144.3	324.1	290.6
Investments and Other	15.1	13.7	29.5	27.8
Elimination Adjustments	(15.8)	(14.9)	(30.8)	(30.1)
	465.5	424.1	941.4	853.6
% change from prior year period	9.8%		10.3%

Out-of-pocket reimbursements
Financial Services	13.1	10.2	27.6	20.8
Output Solutions	156.1	148.6	320.8	301.1
Investments and Other		0.8	0.1	1.4
Elimination Adjustments	(1.9)	(1.5)	(3.9)	(3.0)
	167.3	158.1	344.6	320.3
% change from prior year period	5.8%		7.6%

Total revenues	$632.8	$582.2	$1,286.0	$1,173.9
% change from prior year period	8.7%		9.5%

Income from operations
Financial Services	$48.8	$64.0	$100.9	$127.1
Output Solutions	4.6	8.9	11.8	14.4
Investments and Other	(0.5)	2.4	2.3	5.0
Elimination Adjustments	(2.0)	(2.0)	(4.0)	(3.9)
	50.9	73.3	111.0	142.6

Interest expense	(11.7)	(12.0)	(23.4)	(23.7)
Other income, net	194.2	14.6	223.9	31.8
Equity in earnings of unconsolidated affiliates	1.4	7.2	6.7	15.6
Income before income taxes and non-controlling interest	234.8	83.1	318.2	166.3
Income taxes	89.9	28.7	118.0	58.8
Net income	144.9	54.4	200.2	107.5
Net loss attributable to non-controlling interest		0.8		1.1
Net income attibutable to DST Systems, Inc.	$144.9	$55.2	$200.2	$108.6

Basic earnings per share	$3.22	$1.19	$4.48	$2.34
Diluted earnings per share	$3.17	$1.17	$4.40	$2.31
Non-GAAP diluted earnings per share	$0.77	$1.05	$1.82	$2.13
Cash dividends per share of common stock	$	$	$0.40	$0.35

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and six months ended June 30, 2012 were $632.8 million and $1,286.0 million, respectively, an increase of $50.6 million or 8.7% and $112.1 million or 9.5% compared to the three and six months ended June 30, 2011.  Consolidated operating revenues for the three and six months ended June 30, 2012 increased $41.4 million or 9.8% and $87.8 or 10.3%, respectively, as compared to the same periods in 2011.  The increase in consolidated operating revenues during the three months ended June 30, 2012 was attributable to an increase of $26.5 million in the Financial Services Segment and $14.4 million in the Output Solutions Segment.  The increase in Financial Services operating revenues for the three months ended June 30, 2012 is primarily from DST’s acquisition of ALPS Holdings, Inc. (“ALPS”) on October 31, 2011, which contributed $23.6 million of operating revenues for the three months ended June 30, 2012.  The increase in Output Solutions operating revenues for the three months ended June 30, 2012 reflects the acquisition of Lateral Group Limited (“Lateral”) in August 2011 and a full quarter of Newkirk Products, Inc. (“Newkirk”), which was acquired in May 2011.

The increase in consolidated operating revenues during the six months ended June 30, 2012 was attributable to an increase of $53.3 million in the Financial Services Segment and $33.5 million in the Output Solutions Segment.  The increase in Financial Services operating revenues for the six months ended June 30, 2012 is primarily attributable to DST’s acquisition of ALPS, which contributed $47.4 million of operating revenues for the six months ended June 30, 2012.  The increase in Output Solutions operating revenues for the six months ended June 30, 2012 reflects the acquisitions of Lateral and Newkirk.

Consolidated OOP reimbursements for the three and six months ended June 30, 2012 increased $9.2 million or 5.8% and $24.3 million or 7.6%, respectively, as compared to the same periods in 2011.  OOP reimbursements for Output Solutions increased $7.5 million or 5.0% and $19.7 million or 6.5% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The increase in Output Solutions OOP reimbursements is attributable to higher volumes from new clients and volumes from Lateral and Newkirk.  The increase in Financial Services OOP reimbursements during the three and six months ended June 30, 2012 is from the inclusion of ALPS.

Income from operations

Consolidated income from operations for the three and six months ended June 30, 2012, was $50.9 million and $111.0 million, respectively, a decrease of $22.4 million or 30.6% and $31.6 million or 22.2% as compared to the same periods in 2011.  The decrease in operating income during the three months ended June 30, 2012 was attributable to a decrease of $15.2 million or 23.8% in Financial Services, $4.3 million or 48.3% in Output Solutions and $2.9 million in Investments and Other.

Discontinuing development of insurance processing solution for insurance market

After a thorough evaluation, DST has ceased the development of a processing solution for the North America insurance market, which was being built around the Percana software licensed from IFDS Ireland, the Company’s joint venture with State Street Corporation.  DST is discontinuing the development of the solution due to the Company’s current outlook for market demand and estimated costs to complete development.  This decision does not impact IFDS Ireland or the Company’s European solution being provided through IFDS.

As a result of this decision, DST recorded during the three months ended June 30, 2012 asset impairment charges of $5.8 million (principally software costs, both internal and third party, associated with the development of the solution), employee termination expenses of $1.9 million and other operating costs of $1.4 million.  DST does not anticipate significant additional charges during the remainder of 2012 as a result of this decision.

DST currently maintains relationships with more than 20 of the top 25 insurance companies in the United States, and that the insurance market continues to be a key vertical market for the Company.  DST will continue to provide mutual fund, retirement, AWD and output solutions to this market.

Excluding the $9.1 million of costs related to ceasing the development of the insurance solution described above, Financial Services income from operations decreased $6.1 million during the three months ended June 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by a $3.9 million decrease in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income, net), contributions from the inclusion of ALPS and increased earnings from the DST Healthcare business.  Output Solutions income from operations decreased during the three months ended June 30, 2012 due to higher operating costs to support new clients and conversion activities and from higher intangible asset amortization expense related to 2011 acquisitions.  The decrease in Investments and Other operating income for the three months ended June 30, 2012 primarily results from real estate impairment and leased facility abandonment charges of $3.6 million which were partially offset by higher operating revenues.

The decrease in operating income during the six months ended June 30, 2012 was attributable to a decrease of $26.2 million or 20.6% in Financial Services, $2.6 million or 18.1% in Output Solutions and $2.7 million in Investments and Other.  Absent $9.1 million of insurance solution discontinuation costs described above, Financial Services income from operations decreased $17.1 million during the six months ended June 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by a $2.8 million decrease in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income, net), contributions from the inclusion of ALPS, increased earnings from the DST Healthcare business and higher AWD software license revenues.  Output Solutions income from operations decreased during the six months ended June 30, 2012 from higher operating costs to support new clients and conversion activities and from higher intangible asset amortization expense related to 2011 acquisitions, partially offset by decreased employee termination expenses.  The decrease in Investments and Other operating income for the six months ended June 30, 2012 primarily results from real estate impairment and leased facility abandonment charges of $3.6 million, which were partially offset by higher operating revenues.

Interest expense

Interest expense for the three and six months ended June 30, 2012 was $11.7 million and $23.4 million, respectively, a decrease of $0.3 million as compared to both the three and six months ended June 30, 2011.  Lower weighted average interest rates were partially offset by higher weighted average debt amounts outstanding.

Other income, net

The components of other income (expense), net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net realized gains from sale of available-for-sale securities	$7.3	$10.3	$22.7	$18.4
Net gain (loss) on private equity funds and other investments	1.8	1.4	4.2	1.1
Other than temporary impairments / unrealized losses on available-for-sale securities	(1.6)	(0.1)	(1.9)	(0.1)
Net gain (loss) on the disposition of senior convertible debentures		(0.9)		(0.9)
Dividend income	3.7	3.0	9.4	8.2
Private company investment dividend	47.3		47.3
Gain on sale of private company investment	138.7		138.7
Interest income	0.9	0.6	1.9	1.6
Miscellaneous items	(3.9)	0.3	1.6	3.5
Other income, net	$194.2	$14.6	$223.9	$31.8

Other income, net, was $194.2 million and $223.9 million for the three and six months ended June 30, 2012, respectively, as compared to $14.6 million and $31.8 for the three and six months ended June 30, 2011.

Net realized gains from the sale of available-for-sale securities were $7.3 million and $22.7 million for the three and six months ended June 30, 2012, as compared to $10.3 million and $18.4 million for the three and six months ended June 30, 2011.  Included in the $22.7 million of net gains from the sale of available-for-sale securities for the six months ended June 30, 2012 is a $11.6 million gain from the sale of approximately 3.1 million shares of Computershare Ltd.

The Company incurred a net gain of $1.8 million and $4.2 million on private equity funds and other investments for the three and six months ended June 30, 2012, as compared to a net gain of $1.4 million and $1.1 million for the three and six months ended June 30, 2011.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  During the three and six months ended June 30, 2012, the Company recorded $1.6 million and $1.9 million of impairments that were other than temporary.

The Company recorded a net loss during the three and six months ended June 30, 2011 of $0.9 million associated with the repurchase and extinguishment of senior convertible debentures.

The Company receives dividend income from certain investments held.  Dividend income was $3.7 million and $9.4 million for the three and six months ended June 30, 2012, respectively, as compared to $3.0 million and $8.2 million for the three and six months ended June 30, 2011.  The increase in dividend income is primarily from State Street Corporation increasing its quarterly dividend per share to $0.24, an increase of $0.06 per share or approximately $0.6 million and $1.2 million as compared to the three and six months ended June 30, 2011.

The Company recorded dividend income from a privately held company investment of $47.3 million during the three months ended June 30, 2012.

The Company recorded a $138.7 million gain on the sale of a portion of its shares of a privately held company investment during the three months ended June 30, 2012.

Interest income was $0.9 million and $1.9 million for the three and six months ended June 30, 2012, respectively, as compared to $0.6 million and $1.6 million for the three and six months ended June 30, 2011.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, realized foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items was a loss of $3.9 million and a gain of $1.6 million for the three and six months ended June 30, 2012, respectively, compared to a gain of $0.3 million and $3.5 million for the three and six months ended June 30, 2011.  The $4.2 million decrease in miscellaneous items for the three months ended June 30, 2012 is primarily from unrealized depreciation on trading securities (the effect of which is offset by a decrease in costs and expenses in the Financial Services Segment).  The $1.9 million decrease in miscellaneous items for the six months ended June 30, 2012 is attributable to unrealized depreciation on trading securities (the effect of which is offset by a decrease in costs and expenses in the Financial Services Segment), partially offset by higher foreign currency exchange gains in 2012.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates, is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

BFDS	$2.3	$3.1	$5.5	$6.3
IFDS, U.K.	0.2	3.4	1.8	7.5
IFDS, L.P.	1.2	0.4	1.1	2.1
Other	(2.3)	0.3	(1.7)	(0.3)
	$1.4	$7.2	$6.7	$15.6

DST’s equity in earnings of unconsolidated affiliates decreased $5.8 million or 80.6% and $8.9 million or 57.1% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

DST’s equity in BFDS earnings for the three and six months ended June 30, 2012 was $2.3 million and $5.5 million, respectively, a decrease of $0.8 million or 25.8% as compared to the three months ended June 30, 2011 and a decrease of $0.8 million or 12.7% as compared to the six months ended June 30, 2011.  The decrease in equity in BFDS earnings for the three months ended June 30, 2012 is from lower revenues associated with reduced levels of accounts serviced resulting from subaccounting conversions, which were partially offset by lower operating expenses.  The decrease in equity in BFDS earnings for the six months ended June 30, 2012 is from lower revenues, which were partially offset by lower operating expenses and a lower income tax rate.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily client cash balances invested by BFDS were $1.0 billion and $1.1 billion during the three and six months ended June 30, 2012, as compared to $1.0 billion during both the three and six months ended June 30, 2011.  Average interest rates earned on the balances decreased from 0.13% during the six months ended June 30, 2011 to 0.12% during the six months ended June 30, 2012, a level which is not sufficient to cover banking and transaction fees.

DST’s equity in earnings of IFDS, U.K. for the three and six months ended June 30, 2012 was $0.2 million and $1.8 million, respectively, a decrease of $3.2 million and $5.7 million as compared to the same periods in 2011.  The decline in IFDS U.K. earnings is attributable to costs for new product development initiatives and costs associated with client conversion activities.  Shareowner accounts serviced by IFDS, U.K. were 8.3 million at

June 30, 2012, an increase of 0.1 million accounts or 1.2% from March 31, 2012 and an increase of 0.7 million accounts or 9.2% from June 30, 2011.

DST’s equity in earnings of IFDS, L.P. (which includes IFDS Canada, Ireland and Luxembourg) for the three and six months ended June 30, 2012 was $1.2 million and $1.1 million, respectively, an increase of $0.8 million and $1.0 million as compared to the same periods in 2011.  The increase in IFDS L.P. earnings during the three and six months ended June 30, 2012 was primarily from the recognition of $0.8 million (DST’s share) of previously deferred gains.  In addition, improved results for IFDS Ireland were mostly offset by reductions in IFDS Canada, attributable to costs associated with client conversion activities and lower revenues associated with reduced levels of accounts serviced.  Accounts serviced by IFDS Canada were 10.3 million at June 30, 2012, a decrease of 0.1 million accounts or 1.0% from March 31, 2012 and a decrease of 0.4 million accounts or 3.7% from June 30, 2011.

As previously announced, IFDS U.K. is in the process of converting new shareowner processing clients with approximately 0.9 million accounts, of which 0.7 million accounts are expected to convert by December 31, 2012 with the remainder in early 2013.  IFDS U.K. is also in the process of converting new life and pensions clients with 250,000 policies to their new policy system in late 2012 and 2013.  As previously announced, IFDS Canada is in the process of converting a new client which is expected to increase shareowner accounts serviced by approximately 1.2 million accounts in fourth quarter 2012.  IFDS projects that these new clients will, in the aggregate, produce approximately $44.0 million of annualized revenue when fully converted.  New product development and client conversion costs will continue to negatively impact IFDS earnings in 2012.

DST’s equity in other unconsolidated affiliates was a loss of $2.3 million and $1.7 million for the three and six months ended June 30, 2012, respectively, a decrease of $2.6 million and $1.4 million as compared to the same periods in 2011.  The decrease in equity in earnings of other unconsolidated affiliates was primarily from asset impairments of $3.1 million recorded during the three months ended June 30, 2012.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 38.3% and 37.1% for the three and six months ended June 30, 2012 compared to 34.5% and 35.4% for the three and six months ended June 30, 2011.  The increase in the rate during the three and six months ended June 30, 2012 is primarily from lower foreign tax credits, higher domestic income and increased losses in international subsidiaries for which no current tax benefit exists.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 37.0% in 2012, but this rate will likely vary depending on the timing of estimated 2012 sources of taxable income.  The full year 2012 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

As described in the Company’s 2011 Annual Report on Form 10-K, the Company has filed federal income tax refund claims for research and experimentation credits and for the Domestic Manufacturing Deduction (under Internal Revenue Code Section 199).  The Company has not recorded any significant tax benefits associated with these refund claims because the realization of the benefit is uncertain.  The Company and the IRS are having active settlement discussions on the above refund claims.  The Company believes that based upon the discussions to date, it is possible that a favorable settlement may be reached in regards to the refund claims.  However, at June 30, 2012, the Company did not have sufficient information to have a basis to record additional benefits associated with the claims.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and six months ended June 30, 2012 were $320.6 million and $646.2 million, respectively, an increase of $29.4 million or 10.1% and $60.1 million and 10.3% as compared to the same periods in 2011.  Financial Services Segment operating revenues for the three and six months ended June 30, 2012 were $307.5 million and $618.6 million, respectively, an increase of $26.5 million or 9.4% and $53.3 million or 9.4% as compared to the same periods in 2011.  ALPS contributed approximately $23.6 million of operating revenues for the three months ended June 30, 2012.  Healthcare and brokerage operating revenues increased as compared to the three months ended June 30, 2011.  These operating revenue increases were partially offset by lower operating revenues for mutual fund registered shareowner account servicing.

ALPS contributed approximately $47.4 million of operating revenues for the six months ended June 30, 2012.  Healthcare and AWD operating revenues increased as compared to the three months ended June 30, 2011.  These operating revenue increases were partially offset by lower operating revenues for mutual fund registered shareowner account servicing.  Brokerage revenues increased slightly during the six months ended June 30, 2012, as compared to 2011, despite the absence of a $3.5 million client termination fee received in 2011.

U.S. operating revenues for the three and six months ended June 30, 2012 were $275.6 million and $550.8 million, respectively, an increase of $25.9 million or 10.4% and $47.3 million and 9.4% as compared to the same periods in 2011.  U.S. operating revenues for the three and six months ended June 30, 2012 increased primarily from the acquisition of ALPS.

International operating revenues for the three and six months ended June 30, 2012 were $31.9 million and $67.8 million, respectively, an increase of $0.6 million or 1.9% and an increase of $6.0 million or 9.7%  as compared to the same periods in 2011.  International operating revenues for the three months ended June 30, 2012 decreased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $1.4 million.  International operating revenues for the six months ended June 30, 2012 increased primarily from higher international AWD software license revenues, partially offset by the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies of approximately $0.7 million.

Financial Services Segment OOP reimbursement revenues for the three and six months ended June 30, 2012 were $13.1 million and $27.6 million, respectively, an increase of $2.9 million or 28.4% and $6.8 million and 32.7% as compared to the same periods in 2011.  The increase during the three and six months ended June 30, 2012 is primarily from ALPS.

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Registered Accounts
Beginning balance	82.8	97.4	85.1	99.4
New client conversions		0.1	0.5	0.1
Subaccounting conversions to DST platforms	(0.1)	(0.2)	(1.8)	(0.7)
Subaccounting conversions to non-DST platforms	(2.0)	(2.5)	(3.4)	(5.0)
Conversions to non-DST platforms	(0.9)	(0.3)	(0.9)	(0.3)
Organic growth (decline)	0.4	0.7	0.7	1.7
Ending balance	80.2	95.2	80.2	95.2

Subaccounts
Beginning balance	16.7	15.4	14.6	14.3
Conversions from non-DST registered platforms	0.1	0.2	0.2	0.7
Conversions from DST’s registered accounts	0.1	0.2	1.8	0.7
Conversions to non-DST platforms				(0.6)
Organic growth (decline)	0.1	0.8	0.4	1.5
Ending balance	17.0	16.6	17.0	16.6

Total accounts	97.2	111.8	97.2	111.8

Total shareowner accounts serviced at June 30, 2012 were 97.2 million, a decrease of 2.3 million accounts or 2.3% from March 31, 2012 and a decrease of 14.6 million accounts or 13.1% from June 30, 2011.

Registered accounts decreased 2.6 million accounts or 3.1% from March 31, 2012 and decreased 15.0 million accounts or 15.8% from June 30, 2011.  The decline in registered accounts from March 31, 2012 and June 30, 2011 is from accounts converting to subaccounting platforms and to non-DST platforms.

Tax-advantaged accounts were 42.3 million at June 30, 2012, a decrease of 0.4 million accounts or 0.9% from March 31, 2012, attributable to conversions to non-DST platforms and from organic declines.  Tax-advantaged accounts decreased 0.9 million accounts or 2.1% as compared to June 30, 2011.  Tax-advantaged accounts represent 52.7% of total registered accounts serviced at June 30, 2012 as compared to 45.4% at June 30, 2011.

As previously announced, two clients affiliated with Bank of New York Mellon Corporation (“BNYM”), a competitor of DST, are converting to BNYM’s in-house platform.  In second quarter 2012, approximately 0.8 million registered accounts were converted to BNYM’s platform, and 5.8 million subaccounts are scheduled to convert during third quarter 2012.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  Based on results through June 30, 2012 and information provided by its clients regarding the remainder of the year, the Company currently expects total conversions of registered accounts to subaccounts in 2012 to be between 8-10 million, of which approximately 30% of these accounts should convert to DST’s subaccounting platform.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

ALPS operating revenues during the three and six months ended June 30, 2012 were $23.6 million and $47.4 million, respectively.  Assets under active distribution by ALPS and assets under administration by ALPS at June 30, 2012 were $57.4 billion and $94.3 billion, respectively, essentially unchanged as compared to March 31, 2012.

Brokerage operating revenues increased during three months ended June 30, 2012 from higher levels of subaccounts serviced and revenues from acquired businesses.  Brokerage operating revenues increased during the six months ended June 30, 2012 from higher levels of subaccounts serviced and revenues from acquired businesses, partially offset by the subaccounting client termination fee of $3.5 million received in 2011.  Subaccounts increased 0.3 million accounts or 1.8% from March 31, 2012 and increased 0.4 million accounts or 2.4% from June 30, 2011.

Retirement operating revenues during the three months ended June 30, 2012 were lower than the same period in 2011 resulting from lower levels of defined contribution participants serviced.  Retirement operating revenues during the six months ended June 30, 2012 were lower than the same period in 2011 resulting from lower consulting and development services provided.  The following table summarizes changes in defined contribution participants serviced during the three and six months ended March 31, 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defined Contribution Participants
Beginning balance	4.7	4.7	4.6	4.5
New client conversions
Organic decline	(0.3)	(0.4)	(0.2)	(0.2)
Ending balance	4.4	4.3	4.4	4.3

Defined contribution (“DC”) participants were 4.4 million at June 30, 2012, a decrease of 0.3 million participants or 6.4% from March 31, 2012 and a decrease of 0.1 million participants 2.3% from June 30, 2011.  The decrease in participants from March 31, 2012 is due to the annual removal of prior year terminated participants.  Previously announced participant conversions totaling approximately 1.3 million are expected to occur in 2012 and 2013, with approximately 0.6 million participant conversions expected to occur in fourth quarter 2012.

DST HealthCare operating revenues increased during the three and six months ended June 30, 2012, as compared to the same periods in 2011, from the finalization of incentive fees related to claims processing activities, professional service fees related to a conversion that has been cancelled due to the client being acquired by another processor and higher volumes of claim processing.  Pharmacy claims paid during the three and six months ended June 30, 2012 were 98.7 million and 197.9 million, respectively, an increase of 8.9 million claims or 9.9% and 16.4 million claims or 9.0% from the same periods in 2011.  The increase in pharmacy claims paid is associated with new clients and higher volumes processed from existing clients.  Covered lives using DST’s medical claim processing platforms were 22.6 million at June 30, 2012, unchanged from March 31, 2012 and an increase of 0.1 million or 0.4% from June 30, 2011.

DST’s business process and document management revenues, including revenues associated with AWD, increased during the three and six months ended June 30, 2012, from higher software license and consulting services.  Active AWD users at June 30, 2012 were 201,000, essentially unchanged from March 31, 2012 and June 30, 2011.

DST Global Solutions (investment management) operating revenues during the three and six months ended June 30, 2012 were essentially unchanged from the same periods in 2011.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $8.2 million and $19.6 million of software license fee revenues for the three and six months ended June 30, 2012, respectively, a decrease of $1.2 million or 12.8% and an increase of $1.4 million or 7.7% over the same periods in 2011.  The decrease in software license fee revenues for the three months ended June 30, 2012 reflects lower medical claims and investment management license fee revenues, partially offset by higher AWD software license fee revenues.  The increase in software license fee revenues for the six months ended June 30, 2012 reflects higher AWD software license fee revenues, partially offset by lower medical claims and investment management license fee revenues.  While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $244.6 million and $497.1 million for the three and six months ended June 30, 2012, respectively, an increase of $35.7 million or 17.1% and $74.0 million or 17.5% as compared to the same periods in 2011.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $13.1 million and $27.6 million for the three and six months ended June 30, 2012, respectively, an increase of $2.9 million or 28.4% and $6.8 million or 32.7% as compared to the same periods in 2011.

Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses were $231.5 million for the three months ended June 30, 2012, an increase of $32.8 million or 16.5% as compared to the same period in 2011.  On this basis, the increase in costs and expenses is from the inclusion of ALPS and other 2011 business acquisitions, higher retirement and brokerage business development expenses, higher operating costs associated with discontinuing the development of a software solution as described above, increased employee compensation plan costs and higher employee termination expenses, partially offset by lower deferred compensation plan costs of $3.9 million (the effect of which is offset as unrealized losses on trading securities in other income).

Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses were $469.5 million for the six months ended June 30, 2012, an increase of $67.2 million or 16.7% as compared to the same period in 2011.  On this basis, the increase in costs and expenses is from the inclusion of ALPS and other 2011 business acquisitions, higher retirement, brokerage and insurance business development expenses, higher operating costs associated with discontinuing the development of a software solution as described above, increased employee compensation plan costs and higher employee termination expenses, partially offset by lower deferred compensation plan costs of $2.8 million (the effect of which is offset as unrealized losses on trading securities in other income).

Business development and start-up costs for the insurance, brokerage and retirement businesses during the three and six months ended June 30, 2012 were $12.0 million and $23.6, respectively, an increase of $5.4 million and $11.4 million as compared to the same periods in 2011.  The Company anticipates that it will recognize $0.26 of after tax expense per diluted share of business development and start-up expenses for the brokerage and retirement businesses in the second half of 2012.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and six months ended June 30, 2012 were $27.2 million and $48.2 million, respectively, an increase of $8.9 million or 48.6% and $12.3 million or 34.3%  as compared to the same periods in 2011.  Excluding the $5.8 million of asset impairment charges associated with ceasing the development of an insurance processing solution, depreciation and amortization increased $3.1 million during the three months ended June 30, 2012, primarily from intangible asset amortization expense of $2.3 million from the 2011 Financial Services Segment acquisitions, of which ALPS was $1.6 million, and depreciation from recent capital expenditures, partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized at September 30, 2011.  Excluding the $5.8 million of asset impairment charges associated with ceasing the development of an insurance processing solution, depreciation and amortization increased $6.5 million during the six months ended June 30, 2012, primarily from intangible asset amortization expense of $4.6 million from the 2011 Financial Services Segment acquisitions and depreciation from recent capital expenditures, partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized at September 30, 2011.

Income from operations

Financial Services Segment income from operations for the three and six months ended June 30, 2012 was $48.8 million and $100.9 million, respectively, a decrease of $15.2 million or 23.8% and $26.2 million or 20.6% as compared to the same periods in 2011.

Excluding the $9.1 million of costs related to ceasing the development of the insurance solutions described above, Financial Services income from operations decreased $6.1 million during the three months ended June 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by a $3.9 million decrease in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income, net), contributions from the inclusion of ALPS and increased earnings from the DST Healthcare business.

Excluding the $9.1 million of insurance solution discontinuation costs described above, Financial Services income from operations decreased $17.1 million during the six months ended June 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by a $2.8 million decrease in deferred compensation costs (the effect of which is offset as unrealized depreciation on trading securities in other income, net), contributions from the inclusion of ALPS, increased earnings from the DST Healthcare business and higher AWD software license revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues

The following table presents the financial results of the Output Solutions Segment (in millions):

	Three Months Ended June 30,
	2012		2011
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$110.8	$9.1	$106.4	$11.5

United Kingdom	47.9	(4.5)	37.9	(2.6)

Output Solutions Segment	$158.7	$4.6	$144.3	$8.9

	Six Months Ended June 30,
	2012		2011
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$224.5	$18.7	$213.9	$17.8

United Kingdom	99.6	(6.9)	76.7	(3.4)

Output Solutions Segment	$324.1	$11.8	$290.6	$14.4

Output Solutions Segment total revenues for the three and six months ended June 30, 2012 were $314.8 million and $644.9 million, respectively, an increase of $21.9 million or 7.5%  and $53.2 million or 9.0% as compared to the same periods in 2011.  Output Solutions Segment operating revenues for the three and six months ended June 30, 2012 were $158.7 million and $324.1 million, respectively, an increase of $14.4 million or 10.0% and $33.5 million or 11.5% as compared to the same periods in 2011.  The increase in operating revenue for the three and six months ended June 30, 2012 was primarily attributable to the acquisitions of Lateral in August 2011 and Newkirk in May 2011.

Out-of-pocket reimbursement revenues for the three and six months ended June 30, 2012 were $156.1 million and $320.8 million, respectively, an increase of $7.5 million or 5.0% and $19.7 million or 6.5% as compared to the same periods in 2011, attributable to higher volumes from new clients and volumes from the Lateral and Newkirk acquisitions.

The following table sets out images produced and packages mailed for the Output Solutions Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Images Produced
North America	2,216.2	2,213.9	4,575.7	4,487.8
United Kingdom	544.1	476.1	1,100.9	972.8
Output Solutions Segment	2,760.3	2,690.0	5,676.6	5,460.6

Packages Mailed
North America	527.4	472.1	1,073.3	986.2
United Kingdom	183.3	173.0	373.1	364.2
Output Solutions Segment	710.7	645.1	1,446.4	1,350.4

Output’s North America operating revenues increased $4.4 million or 4.1% and $10.6 million or 5.0% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The increase in operating revenues were principally from the Newkirk acquisition and from new client revenues, which were partially offset by lower volumes from existing clients.

North America images produced during the three and six months ended June 30, 2012 were 2,216.2 million and 4,575.7 million, respectively, essentially unchanged as compared to the three months ended June 30, 2011 and an increase of 2.0% as compared to the six months ended June 30, 2011.  North America packages mailed during the three and six months ended June 30, 2012 were 527.4 million and 1,073.3 million, respectively, an increase of 55.3 million or 11.7% as compared to the three months ended June 30, 2011 and an increase of 87.1 million or 8.8% as compared to the six months ended June 30, 2011.  The increase in packages mailed for the three and six months ended June 30, 2012 was primarily the result of new client volumes, the mix of work from existing clients and the acquisition of Newkirk, partially offset by lower volumes from existing clients.

During second quarter 2012, Output Solutions received new client commitments in North America representing, when fully transitioned, approximately 19 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed in the first quarter of 2013.

Output’s United Kingdom operating revenues increased $10.0 million or 26.4% and $22.9 million or 29.9% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, principally from the Lateral acquisition, partially offset by lower volumes from existing clients.  DST Output U.K. images produced during the three and six months ended June 30, 2012 were 544.1 million and 1,100.9 million, respectively, an increase of 68.0 million or 14.3% and 128.1 million or 13.2% as compared to the same periods in 2011.  DST Output U.K. packages mailed during the three and six months ended June 30, 2012 were 183.3 million and 373.1 million, respectively, an increase of 10.3 million or 6.0% and 8.9 million or 2.4% as compared to the same periods in 2011.  The net increase in images produced and packages produced was primarily the result of the acquisition of Lateral, partially offset by lower volumes from existing clients.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) were $299.1 million and $611.0 million for the three and six months ended June 30, 2012, an increase of $26.1 million or 9.6% and $55.3 million or 10.0% as compared to the same periods in 2011.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses (primarily postage), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses, included in costs and expenses, were $156.1 million and $320.8 million for the three and six months ended June 30, 2012, an increase of $7.5 million or 5.0% and $19.7 million or 6.5% as compared to the same periods in 2011.  Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses increased $18.6 million or 15.0% and $35.6 million or 14.0% for the three and six months ended June 30, 2012 to $143.0 million and $290.2 million, respectively.  On this basis, Output’s North America costs and expenses increased $7.4 million for the three months ended June 30, 2012, primarily from higher costs associated with an increased workforce to support new clients and conversion activities, higher material costs from higher volumes of operating revenues, higher equity compensation costs, and higher costs from the inclusion of Newkirk for a full quarter in 2012.  On the same basis, Output U.K.’s costs and expenses increased $11.2 million during the three months June 30, 2012, as compared to the same period in 2011, primarily due to the acquisition of Lateral, higher material costs associated with higher operating revenues and higher employee termination expenses and lease abandonment costs associated with consolidating facilities post acquisition.

On this same basis, Output’s North America costs and expenses increased $10.9 million for the six months ended June 30, 2012, as compared to the same period in 2011, for the same reasons described above, partially offset by lower employee compensation expenses resulting from a reduction in force that occurred in 2011.  Output U.K.’s costs and expenses for the six months ended June 30, 2012, as compared to the same period in 2011, increased $24.7 million for the same reasons as the three month period ended June 30, 2012 described above.

Output U.K. continues to review its current cost structure in order to identify additional cost savings opportunities from the acquisition of Lateral.  As previously announced, the Company has determined that it will close two U.K. operating locations before the end of 2012.  The Company incurred employee related restructuring charges of approximately $0.8 million during the three months ended June 30, 2012 associated with these actions.  The Company expects to incur facility related restructuring charges later in 2012 as certain leased facilities become vacated.

Depreciation and amortization

Output Solutions Segment depreciation and amortization costs for the three and six months ended June 30, 2012 were $11.1 million and $22.1 million, respectively, an increase of $0.1 million or 0.9% and $0.5 million or 2.3% as compared to the same periods in 2011.  Depreciation and amortization expense in the United Kingdom increased $0.6 million and $1.5 million during the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily from intangible asset amortization from the Lateral acquisition.  Depreciation and amortization expense in North America decreased $0.5 million and $1.0 million during the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily from lower levels of capital expenditures, which was partially offset by intangible asset amortization from the Newkirk acquisition.

Income from operations

Output Solutions Segment income from operations for the three and six months ended June 30, 2012 was $4.6 million and $11.8 million, respectively, a decrease of $4.3 million or 48.3% and $2.6 million or 18.1% as compared to the same periods in 2011.  During the three months ended June 30, 2012, Output North America income from operations decreased $2.4 million and Output U.K. income from operations decreased $1.9 million.  The decrease in Output North America is from higher operating costs associated with an increased workforce to support new clients and conversion activities, higher equity compensation costs and from higher intangible asset amortization expense related to the Newkirk acquisition.  The decrease in Output U.K. is from intangible asset amortization expense related to the Lateral acquisition, higher equity compensation costs and higher facility consolidation costs including employee termination charges and leased facility abandonment costs.

During the six months ended June 30, 2012, Output North America income from operations increased $0.9 million and Output U.K. income from operations decreased $3.5 million.  The increase in Output North America is from lower employee termination costs from an action taken in 2011, which was partially offset by higher costs associated with an increased workforce to support new clients and conversion activities, higher equity compensation costs, higher intangible asset amortization related to the Newkirk acquisition and higher costs in Canada for plant expansion.  The decrease in Output U.K. for the six months ended June 30, 2012 is from intangible asset amortization related to the Lateral acquisition, higher equity compensation costs and higher facility consolidation costs such as employee termination charges and leased facility abandonment costs.

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

The following table presents Operating EBITDA of the Output Solutions Segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	Operating	Operating	Operating	Operating
	EBITDA	EBITDA	EBITDA	EBITDA

North America	$16.6	$19.5	$33.5	$33.6

United Kingdom	(0.9)	0.4	0.4	2.4

Output Solutions Segment	$15.7	$19.9	$33.9	$36.0

For the three and six months ended June 30, 2012, Output Solutions Operating EBITDA was $15.7 million and $33.9 million, respectively, a decrease of $4.2 million or 21.1% and $2.1 million or 5.8% as compared to the same periods in 2011.  The decrease for the three months ended June 30, 2012 is attributable to lower Operating EBITDA in North America from higher operating expenses, primarily associated with an increase in workforce to support new clients and conversion activities, higher equity compensation expense and higher costs in Canada for production plant expansion.  The decrease in Operating EBITDA for Output U.K. is due to higher equity compensation and lower revenues.

The reconciliation of the Output Solutions Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Output Solutions Segment income from operations	$4.6	$8.9	$11.8	$14.4
Depreciation and amortization	11.1	11.0	22.1	21.6

Operating EBITDA, before Non-GAAP items	15.7	19.9	33.9	36.0

Leased facility abandonment costs	0.4		0.4
Employee termination expenses	0.8		2.2	4.1
Business development expenses		0.2		0.2

Adjusted Operating EBITDA, after Non-GAAP items	$16.9	$20.1	$36.5	$40.3

Comprised of:
North America	$16.6	$19.7	$33.5	$37.9
United Kingdom	0.3	0.4	3.0	2.4
	$16.9	$20.1	$36.5	$40.3

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $15.1 million and $29.6 million for the three and six months ended June 30, 2012, respectively, an increase of $0.6 million or 4.1% and $0.4 million or 1.4% as compared to the same periods in 2011.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.1 million and $29.5 million for the three and six months ended June 30, 2012, an increase of $1.4 million or 10.2% and $1.7 million or 6.1% as compared to the same periods in 2011, primarily due to higher third party rental activities.

Costs and expenses

Occupancy costs are the single largest costs included in costs and expenses in the Investments and Other Segment.  For the three and six months ended June 30, 2012, Investments and Other Segment costs and expenses were $11.0 million and $20.0 million, an increase of $1.5 million and $1.0 million as compared to the same periods in 2011.  Reimbursable operating expenses, included in costs and expenses were zero and $0.1 million for the three and six months ended June 30, 2012, respectively.  Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses increased $2.3 million in both the three and six months ended June 30, 2012, as compared to 2011, attributable to a $1.8 million leased facility abandonment charge in 2012 and from higher costs associated with the increase in third party rental revenues.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three and six months ended June 30, 2012 was $4.6 million and $7.3 million, an increase of $2.0 million and $2.1 million as compared to the same periods in 2011, primarily from $1.8 million of real estate impairment charges recorded in 2012.

Income from operations

Investments and Other Segment recorded a loss from operations of $0.5 million during the three months ended June 30, 2012, a decrease of $2.9 million as compared to the same period in 2011.  For the six months ended June 30, 2012, income from operations was $2.3 million, a decrease of $2.7 million as compared to the same period in 2011.  The decrease in operating income for the three and six months ended June 30, 2012 is primarily from real estate impairment and leased facility abandonment charges of $3.6 million which were partially offset by higher operating revenues.

Review of DST’s U.S. Real Estate Holdings

DST’s U.S. real estate holdings had $3.9 million and $9.2 million of Operating EBITDA (defined as operating income plus depreciation and amortization) for the three and six months ended June 30, 2012, a decrease of $1.1 million and $0.6 million as compared to the same periods in 2011, primarily from the leased facility abandonment charge described above.

At June 30, 2012, consolidated U.S. real estate related debt was $109.5 million, a decrease of $2.4 million as compared to December 31, 2011.  DST’s pro-rata share of debt associated with unconsolidated affiliates’ real estate at June 30, 2012 was $188.4 million, a decrease of $5.3 million as compared to December 31, 2011, substantially all of which is non-recourse debt.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Reported GAAP income from operations	$(0.5)	$2.4	$2.3	$5.0

Adjusted to remove:

GAAP income (loss) from non U.S. real estate operations	(0.9)	(0.4)	(1.0)	(0.5)

U.S. Real Estate Operations GAAP income from operations	0.4	2.8	3.3	5.5

Adjusted to remove:

Depreciation and amortization	3.5	2.2	5.9	4.3

Operating EBITDA, before non-GAAP items	3.9	5.0	9.2	9.8

Adjusted to remove:

Leased facility abandonment costs	1.8		1.8

Adjusted operating EBITDA, after non-GAAP items	$5.7	$5.0	$11.0	$9.8

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	June 30, 2012	December 31, 2011

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	37.9	42.4
Tax-advantaged:
IRA mutual fund accounts	23.9	24.3
Other retirement accounts	8.8	8.9
Section 529 and Educational IRA’s	9.6	9.5
	42.3	42.7
Total registered accounts	80.2	85.1
Subaccounts	17.0	14.6
Total accounts serviced	97.2	99.7

International
United Kingdom (1)	8.3	8.1
Canada (2)	10.3	10.1

Defined Contribution / TRAC participants (millions)	4.4	4.6
ALPS-Assets Under Active Distribution (billions)	$57.4	$51.9
ALPS-Assets Under Administration (“AUM”) (billions)	$94.3	$93.6
Automated Work Distributor users (thousands)	201.0	204.3
DST Health Solutions covered lives (millions)	22.6	22.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	98.7	89.8	197.9	181.5

Output Solutions Operating Data
North America images produced (millions)	2,216.2	2,213.9	4,575.7	4,487.8
North America packages mailed (millions)	527.4	472.1	1,073.3	986.2
United Kingdom images produced (millions)	544.1	476.1	1,100.9	972.8
United Kingdom packages mailed (millions)	183.3	173.0	373.1	364.2

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended June 30, 2012, have been treated as non-GAAP adjustments:

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.5 million.  The income tax benefit associated with these expenses was approximately $0.2 million.

•                  Employee termination expenses of $3.6 million associated with reductions in workforce in the Financial Services Segment ($2.8 million) and the Output Solutions Segment ($0.8 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $1.3 million.

•                  Leased facility abandonment costs of $0.4 million, included in costs and expenses in the Output Solutions Segment, associated with properties not used in the U.K. operations.  The aggregate income tax benefit associated with these costs was approximately $0.1 million.

•                  Impairment charges on certain real estate assets not currently used in operations of $1.8 million, included in depreciation and amortization expense in the Investments & Other Segment.  The charge was comprised of impairments in the U.S. of $1.2 million and internationally of $0.6 million.  The aggregate income tax benefit associated with these costs was approximately $0.7 million.

•                  Leased facility abandonment costs of $1.8 million, included in costs and expenses in the Investments & Other Segment, associated with exiting a leased office building.  The aggregate income tax benefit associated with these costs was approximately $0.7 million.

•                  Pretax costs associated with ceasing the development of a processing solution for the insurance market, in the amount of $8.3 million.  The costs were comprised of asset impairment charges of $5.8 million, which were included in depreciation and amortization expense, employee termination expenses of $1.9 million and other operating costs of $1.4 million, which were both included in costs and expenses.  These costs were partially offset by the recognition of previously deferred IFDS L.P. software license revenues of $0.8 million (DST’s share), included in equity in earnings of unconsolidated affiliates, related to the 2011 sale of its Percana software license to DST.  The aggregate income tax benefit associated with these net costs is $3.2 million.

•                  Cash dividend and gain on sale of a private company investment of $186.0 million, which was included in other income, net.  In May 2012, the Company received a cash dividend of $47.3 million and realized a gain of $138.7 million on the sale of a portion of its shares in a privately held company investment.  A portion of the dividend is estimated to qualify for the dividends received deduction.  The aggregate income tax expense associated with this dividend and gain was approximately $68.9 million.

•                  Other net gain, in the amount of $7.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $3.0 million.  The $7.5 million of net gains on securities and other investments for second quarter 2012 was comprised of net realized gains from sales of available-for-sale securities of $7.3 million and net gains on private equity funds and other investments of $1.8 million, partially offset by other than temporary impairments on available-for-sale securities of $1.6.  The Company sold approximately 0.6 million shares of Computershare Ltd. during the three months ended June 30, 2012, and recorded a gain of $1.5 million.

•                  Impairment of unconsolidated affiliates, in the amount of $3.1 million, included in equity in earnings of unconsolidated affiliates.  The aggregate income tax benefit associate with this expense was approximately $1.2 million.

The following items, which occurred during the three months ended June 30, 2012 as described above, the following items, which occurred during the three months ended March 31, 2012, have been previously reported as non-GAAP adjustments:

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

•                  Other net gain, in the amount of $17.5 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $6.7 million.  The $17.5 million of net gains on securities and other investments for first quarter 2012 was comprised of net realized gains from sales of available-for-sale securities of $15.4 million and net gains on private equity funds and other investments of $2.4 million, partially offset by other than temporary impairments on available-for-sale securities of $0.3 million.  The Company sold 2.5 million shares of Computershare Ltd. during the three months ended March 31, 2012, and recorded a gain of $10.1 million.

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

•                  Other net gain, in the amount of $11.6 million, associated with gains (losses) related to securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $4.5 million.  The $11.6 million of net gain on securities and other investments for second quarter 2011 was comprised of net realized gains from sales of available-for-sale securities of $10.3 million and net gains on private equity funds and other investments of $1.4 million, partially offset by other than temporary impairments on available-for-sale securities of $0.1 million.

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

•                  Employee termination benefit expenses of $5.4 million associated with reductions in workforce in the Financial Services Segment ($1.3 million) and the Output Solutions Segment ($4.1 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $2.1 million.

•                  Other net gain, in the amount of $7.8 million, associated with gains (losses) related to the disposition of securities and other investments, which were included in other income, net.  The income tax expense associated with this net gain was approximately $3.0 million.  The $7.8 million of net gain on the disposition of securities and other investments for first quarter 2011 was comprised of net realized gains from sales of available-for-sale securities of $8.1 million and net losses on private equity funds and other investments of $0.3 million.

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2012
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$50.9	$234.8	$144.9	$144.9	$3.17
Adjusted to remove:
Included in operating income:
Business advisory expenses - Financial Services	0.5	0.5	0.3	0.3	0.01
Employee termination expenses - Financial Services	2.8	2.8	1.7	1.7	0.04
Employee termination expenses - Output Solutions	0.8	0.8	0.6	0.6	0.01
Leased facility abandonment costs - Output Solutions	0.4	0.4	0.3	0.3	0.01
Impairment of real estate assets - Investments & Other	1.8	1.8	1.1	1.1	0.02
Leased facility abandonment costs - Investments & Other	1.8	1.8	1.1	1.1	0.02

Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business - Financial Services	9.1	8.3	5.1	5.1	0.11

Included in non-operating income:
Net gain on securities and other investments		(7.5)	(4.5)	(4.5)	(0.10)
Dividend and gain on sale of a private company investment		(186.0)	(117.1)	(117.1)	(2.56)
Impairment of unconsolidated affiliates		3.1	1.9	1.9	0.04

Adjusted Non-GAAP income	$68.1	$60.8	$35.4	$35.4	$0.77

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$73.3	$83.1	$54.4	$55.2	$1.17

Adjusted to remove:

Included in operating income:

Business development expenses - Financial Services	1.0	1.0	0.6	0.6	0.01
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1

Included in non-operating income:

Net gain on securities and other investments		(11.6)	(7.1)	(7.1)	(0.14)
Loss on repurchase of convertible debentures		0.9	0.6	0.6	0.01

Adjusted Non-GAAP income	$74.5	$73.6	$48.6	$49.4	$1.05

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Six Months Ended June 30,

(Unaudited - in millions, except per share amounts)

	2012
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$111.0	$318.2	$200.2	$200.2	$4.40

Adjusted to remove:
Included in operating income:
Business advisory expenses - Financial Services	1.0	1.0	0.6	0.6	0.02
Employee termination expenses - Financial Services	5.4	5.4	3.3	3.3	0.07
Employee termination expenses - Output Solutions	2.2	2.2	1.7	1.7	0.04
Leased facility abandonment costs - Output Solutions	0.4	0.4	0.3	0.3	0.01
Impairment of real estate assets - Investments & Other	1.8	1.8	1.1	1.1	0.02
Leased facility abandonment costs - Investments & Other	1.8	1.8	1.1	1.1	0.02

Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business - Financial Services	9.1	8.3	5.1	5.1	0.11

Included in non-operating income:
Net gain on securities and other investments		(25.0)	(15.3)	(15.3)	(0.34)
Dividend and gain on sale of a private company investment		(186.0)	(117.1)	(117.1)	(2.57)
Impairment of unconsolidated affiliates		3.1	1.9	1.9	0.04

Adjusted Non-GAAP income	$132.7	$131.2	$82.9	$82.9	$1.82

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$142.6	$166.3	$107.5	$108.6	$2.31

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination benefit expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination benefit expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05
Business development expenses - Financial Services	1.0	1.0	0.6	0.6	0.01
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1

Included in non-operating income:

Net gain on securities and other investments		(19.4)	(11.9)	(11.9)	(0.24)
Loss on repurchase of convertible debentures		0.9	0.6	0.6	0.01

Adjusted Non-GAAP income	$147.2	$152.4	$99.0	$100.1	$2.13

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

Management’s Analysis of Non-GAAP Results for the three and six months ended June 30, 2012 and 2011

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $0.77 and $1.05 for the three months ended June 30, 2012 and 2011, respectively and $1.82 and $2.13 for the six months ended June 30, 2012 and 2011, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The decrease in non-GAAP diluted earnings per share for the three and six months ended June 30, 2012 is attributable to decreased Financial Services Segment income from operations resulting from higher costs associated with new business initiatives and decreased mutual fund registered shareowner processing operating revenues, and from decreased equity in earnings of unconsolidated affiliates resulting from higher new product development and new client conversion expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on investments to fund other investment activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the six months ended June 30, 2012 and 2011 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $109.7 million during the six months ended June 30, 2012 compared to $155.9 million for the six months ended June 30, 2011, a decrease of $46.2 million.  Operating cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.  In May 2012, DST received a $47.3 million cash dividend from an investment in a privately held company (cost method investment).  In addition, DST recorded cash proceeds and a gain of $138.7 million from the sale of a portion of its shares in this private company investment in May 2012.  The dividend from this investment increased cash flows from operating activities during the six months ended June 30, 2012.  Income tax expense resulting from this dividend and gain was approximately $68.9 million and is expected to be paid in September 2012, which will reduce operating cash flows.  The proceeds from the investment gain are included in investing activities, but the income taxes paid on the gain will be required to be treated as an operating cash outflow when paid.

The $46.2 million decrease in operating cash flows during 2012 is attributable to changes in working capital and lower operating income, both as compared to the six months ended June 30, 2011.  The significant working capital changes during 2012 include Other assets, Accounts payable and accrued liabilities, Deferred revenues and gains, Accounts receivable, Income taxes payable and Accrued compensation and benefits.  During the six months ended June 30, 2012, the Company made a prepayment for software services that will be used over multiple years.  The prepayment resulted in an increase in Other assets of approximately $35.0 million, but caused a decrease in working capital.  Accounts payable and accrued liabilities decreased by approximately $14.0 million during the six months ended June 30, 2012 as compared to an increase of $16.8 million during the six months ended June 30, 2011, a net decrease in working capital of $30.8 million.  Deferred revenues and gains decreased $21.6 million during 2012, as compared to a decrease in deferred revenues of $3.3 million during 2011, a net decrease in working capital of $18.3 million, mostly attributable to a decline in deferred revenues from BFDS resulting from the use of approximately half of the original $40 million prepayment made in 2011 for 2012 DST processing services.  Accounts receivable increased $0.3 million during 2012, as compared to a decrease of $11.7 million during 2011, a net decrease in working capital of $12.0 million.  These working capital decreases were partially offset by increases in income taxes payable (unrelated to the unpaid income taxes on the private company investment gain and dividend) of approximately $12.6 million in 2012 as compared to $7.6 million in 2011, and lower decreases in accrued compensation and benefit liabilities during 2012 as compared to 2011.

Operating cash flows during 2012 resulted principally from net income of $200.2 million, changes in working capital described above and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $76.3 million, amortization of share based compensation of $14.8 million and equity in earnings of unconsolidated affiliates of $6.7 million.  Cash and cash equivalents were $93.2 million and $91.3 million at June 30, 2012 and 2011, respectively.

Investing Activities

Cash flows provided by investing activities were $125.9 million during the six months ended June 30, 2012 as compared to cash flows used in investing activities of $35.2 million for the six months ended June 30, 2011, an increase of $161.1 million.  The increase in net cash flows used in investing activities during 2012 as compared to 2011 is attributable to higher net cash inflows for net investment activities (proceeds from sales net of investments in securities) of $216.6 million and lower acquisitions of businesses of $65.5 million, which were partially offset by lower cash flows in 2012 from restricted cash to satisfy client fund obligations of $106.1 million and higher capital expenditures of $18.8 million.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Six Months Ended June 30,
	2012	2011
Financial Services Segment	$31.8	$21.3
Output Solutions Segment	16.5	7.0
Investments and Other Segment	2.1	3.3
	$50.4	$31.6

Investments and Other Segment capital expenditures are primarily facilities improvements.  Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $142.9 million and $262.8 million of investments in available-for-sale securities and other investments during the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, the Company received $319.0 million from the sale/maturities of investments as compared to $222.3 million during the six months ended June 30, 2011.  Included in the $319.0 million of proceeds from sale/maturities of investments is $138.7 million from proceeds associated with the privately held investment described above.

Financing Activities

Cash flows used in financing activities were $183.3 million during the six months ended June 30, 2012 as compared to cash flows used in financing activities of $169.2 million for the six months ended June 30, 2011, an increase of $14.1 million.  The increase in net cash flows used in financing activities during 2012 as compared to 2011 is primarily attributable to higher repayments of revolving credit facilities of $126.9 million, partially offset by lower net cash outflows in 2012 on client fund obligations of $99.0 million and lower repurchases of convertible debentures of $8.8 million.  During the six months ended June 30, 2012, cash outflows were from net repayments under the revolving credit facilities of $164.6 million primarily from proceeds received from the privately held investment gain and dividend, share repurchase activities of $27.9 million, payment of cash dividends of $17.9 million and the purchase of the remaining non-controlling interest in DST Output U.K. (formerly IOS) of $17.7 million, which were partially offset by proceeds received from the issuance of common stock of $43.5 million.  During the six months ended June 30, 2011, cash outflows were from share repurchase activities of $43.5 million and net repayments under the revolving credit facilities in the aggregate amount of $37.7 million, which were partially offset by financing cash inflows of $42.9 million from proceeds received from issuance of common stock.

Common Stock Issuances and Repurchases

The Company received proceeds of $43.5 million and $42.9 million from the issuance of common stock from the exercise of employee stock options during the six months ended June 30, 2012 and 2011, respectively.  The Company repurchased 0.5 million shares of DST common stock for $22.5 million or approximately $49.94 per share during the six months ended June 30, 2011, but no shares were repurchased during the six months ended June 30, 2012 under the Company’s share repurchase plan.  At June 30, 2012, the Company has approximately 2,050,000 shares authorized for repurchase under its share repurchase plan.

Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $27.9 million and $21.0 million during the six months ended June 30, 2012 and 2011, respectively.

Dividends

DST paid cash dividends of $17.9 million or $0.40 per share during the six months ended June 30, 2012 as compared to payments of $16.2 million or $0.35 per share during the same period in 2011.

Off Balance Sheet Obligations

As of June 30, 2012, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,214.4 million and $1,380.3 million of debt outstanding at June 30, 2012 and December 31, 2011, respectively, a decrease of $165.9 million during 2012.

The Company is obligated under notes and other indebtedness as follows (in millions):

	June 30, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	15.0	16.6
Equipment credit facilities	13.6	10.0
Real estate credit agreement	103.5	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	88.3	86.5
Revolving credit facilities	195.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	149.4	156.7
Other indebtedness	19.5	47.0
	1,214.4	1,380.3
Less current portion of debt	298.8	320.8
Long-term debt	$915.6	$1,059.5

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150 million.  On May 17, 2012, the Company renewed its accounts receivable securitization program.  The facility will expire by its terms on May 16, 2013, unless renewed.

At both June 30, 2012 and December 31, 2011, the outstanding amount under the program was $135.0 million.  During the six months ended June 30, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $459.3 million and $433.4 million and total repayments were approximately $459.3 million and $433.4 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Related Party Credit Agreements

In June 2012, the Company repaid its loan with International Financial Data Services Limited, which had an outstanding balance of $6.2 million at December 31, 2011.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between DST Output U.K. (formerly “Innovative Output Solutions” or “IOS”) and a bank that is secured by accounts receivable of DST Output U.K.  The amount outstanding under this facility was repaid in June 2012.  During the six months ended June 30, 2012 proceeds received from this loan were $143.0 million and total repayments were $164.3 million, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $765.1 million at June 30, 2012) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments. In addition, at June 30, 2012, the Company had approximately $485 million of availability under its domestic revolving credit facilities.

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

At June 30, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $111.0 million and $213.9 million for the three and six months ended June 30, 2012 compared to $47.9 million and $88.3 million for the three and six months ended June 30, 2011.  Comprehensive income includes net income attributable to DST Systems, Inc. of $144.9 million and $200.2 million for the three and six months ended June 30, 2012 compared to $55.2 million and $108.6 million for the three and six months ended June 30, 2011, and other comprehensive loss of $33.9 million and other comprehensive income of $13.7 million for the three and six months ended June 30, 2012 compared to other comprehensive loss of $7.3 million and $20.3 million for the three and six months ended June 30, 2011, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive net income is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At June 30, 2012, the Company’s available-for-sale securities had gross unrealized holding losses of $3.2 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at June 30, 2012 are other than temporary.

The Company recognized $1.6 million and $1.9 million of investment impairments for the three and six months ended June 30, 2012, respectively, and $0.1 million of investment impairments for both the three and six months ended June 30, 2011, respectively, which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and six months ended June 30, 2012, the Company recorded $0.3 million and $0.7 million, respectively, and none and $1.0 million for the three and six months ended June 30, 2011, respectively, of impairments on private equity and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other Income, net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST is currently evaluating the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $3.07 and $1.14 (versus GAAP reported earnings of $3.17 and $1.17) for the three months ended June 30, 2012 and 2011, respectively, and $4.27 and $2.24 (versus GAAP reported earnings of $4.40 and $2.31) for the six months ended June 30, 2012 and 2011, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of June 30, 2012 was approximately $765.1 million.  The impact of a 10% change in fair value of these investments would be approximately $46.8 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the six months ended June 30, 2012, the Company and BFDS had average daily cash balances of approximately $1.7 billion maintained in such accounts, of which approximately $1.1 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.9 million of net income (loss).

At June 30, 2012, the Company had $1,214.4 million of debt, of which $616.8 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At June 30, 2012, the Company’s international subsidiaries had approximately $201.6 million in total assets, and for the three and six months ended June 30, 2012, these international subsidiaries recorded net losses of approximately $3.0 million and $1.9 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $20.2 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.3 million and $0.2 million for the three and six months ended June 30, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of June 30, 2012.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are investing heavily in our products for the brokerage and retirement industries.  Our investments may not lead to successful deployment of our new products and increases in the level of volumes of certain businesses.  If we are not successful in creating value from our investments, the lack of new product sales could have a negative impact on the Company’s financial condition and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	957	(1)	$54.67		2,049,500
May 1 – May 31	21,563	(1)	$55.15		2,049,500
June 1 – June 30	6,881	(1)	$52.10		2,049,500
Total	29,401		$54.42		2,049,500

(1)          For the three months ended June 30, 2012, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 29,401 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 957 shares were purchased in April 2012, 21,563 shares were purchased in May 2012 and 6,881 shares were purchased in June 2012.

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

Item 5.  Other Information

(a)                                  Disclosure of Unreported 8-K Information

None.

(b)                                  Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)          Exhibits:

10.1                           The Amendment and Restatement, dated May 17, 2012, of the Term Letter Loan Agreement between the Company and Bank of America, N.A.

31.1                           Certification of the Chief Executive Officer of Registrant

31.2                           Certification of the Chief Financial Officer of Registrant

32                                    Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101                              The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 7, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2012

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)