Form 10-Q
period 2012-09-30
DST SYSTEMS INC
filed 2012-11-09
CIK 714603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of the Company’s common stock as of October 31, 2012:

Common Stock $0.01 par value — 45,297,344

DST Systems, Inc.

Form 10-Q

September 30, 2012

The brand, service or product names or marks referred to in this Report are trademarks or service marks, registered or otherwise, of DST Systems, Inc. or its subsidiaries or affiliates or of vendors to the Company.

DST Systems, Inc.

Form 10-Q

September 30, 2012

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

DST Systems, Inc.

Condensed Consolidated Balance Sheet

(in millions, except per share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$102.5	$40.9
Funds held on behalf of clients	328.6	272.6
Client funding receivable	38.3	42.6
Accounts receivable	336.3	325.2
Deferred income taxes	9.2	8.4
Other assets	57.4	77.2
	872.3	766.9

Investments	963.0	1,072.8
Unconsolidated affiliates	380.5	370.8
Properties	488.9	523.9
Intangible assets	156.6	169.0
Goodwill	484.9	487.0
Other assets	63.0	38.2
Total assets	$3,409.2	$3,428.6

LIABILITIES AND EQUITY
Current liabilities
Current portion of debt	$523.1	$320.8
Client funds obligations	366.9	315.2
Accounts payable	81.8	96.0
Accrued compensation and benefits	116.5	119.6
Deferred revenues and gains	57.7	101.3
Income tax payable	1.6
Other liabilities	101.8	120.8
	1,249.4	1,073.7

Long-term debt	578.4	1,059.5
Income taxes payable	75.6	60.7
Deferred income taxes	310.0	326.5
Other liabilities	79.4	72.5
Total liabilities	2,292.8	2,592.9
Commitments and contingencies (Note 10)

Equity
DST Systems, Inc. stockholders’ equity
Preferred stock, $0.01 par; 10 million shares authorized and unissued
Common stock, $0.01 par; 400 million shares authorized, 95.3 million shares issued	1.0	1.0
Additional paid-in capital	230.8	246.0
Retained earnings	3,458.9	3,191.3
Treasury stock (50.1 million and 51.2 million shares, respectively), at cost	(2,832.1)	(2,896.1)
Accumulated other comprehensive income	257.8	277.8
Total DST Systems, Inc. stockholders’ equity	1,116.4	820.0
Non-controlling interest		15.7
Total equity	1,116.4	835.7
Total liabilities and equity	$3,409.2	$3,428.6

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues	$464.0	$433.1	$1,405.4	$1,286.7
Out-of-pocket reimbursements	168.0	158.3	512.6	478.6

Total revenues	632.0	591.4	1,918.0	1,765.3

Costs and expenses	544.4	496.5	1,643.1	1,466.4
Depreciation and amortization	40.5	33.7	116.8	95.1

Income from operations	47.1	61.2	158.1	203.8

Interest expense	(10.6)	(10.9)	(34.0)	(34.6)
Other income (expense), net	72.4	(4.5)	296.3	27.3
Equity in earnings of unconsolidated affiliates	3.1	1.7	9.8	17.3

Income before income taxes and non-controlling interest	112.0	47.5	430.2	213.8
Income taxes	26.1	14.0	144.1	72.8

Net income	85.9	33.5	286.1	141.0
Net loss attributable to non-controlling interest		1.8		2.9

Net income attributable to DST Systems, Inc.	$85.9	$35.3	$286.1	$143.9

Average common shares outstanding	45.1	45.8	44.9	46.2
Average diluted shares outstanding	46.0	46.4	45.6	46.9

Basic earnings per share	$1.90	$0.77	$6.38	$3.11
Diluted earnings per share	$1.87	$0.76	$6.27	$3.07
Cash dividends per share of common stock	$	$0.35	$0.40	$0.70

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income attributable to DST Systems, Inc.	$85.9	$35.3	$286.1	$143.9

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	10.1	(116.6)	40.1	(137.5)
Proportional share of unconsolidated affiliate interest rate swap				2.0

Unrealized gain (loss) on interest rate swaps	0.1	(0.1)	0.6

	10.2	(116.7)	40.7	(135.5)
Reclassification adjustments for net (gains) losses included in net income	(35.3)	1.1	(48.0)	(10.0)

Subtotal, net of taxes of $16.7, $74.5, $5.4 and $93.3	(25.1)	(115.6)	(7.3)	(145.5)

Foreign currency translation adjustments, net of taxes of $6.6, $3.6, $8.4 and $1.7	(8.6)	(11.5)	(12.7)	(1.9)

Other comprehensive loss, net of tax	(33.7)	(127.1)	(20.0)	(147.4)

Comprehensive income (loss)	$52.2	$(91.8)	$266.1	$(3.5)

The accompanying notes are an integral part of these financial statements.

DST Systems, Inc.

Condensed Consolidated Statement of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows — operating activities:
Net income	$286.1	$141.0
Depreciation and amortization	116.8	95.1
Net gains on investments	(220.6)	(14.0)
Amortization of share based compensation	20.1	15.2
Equity in earnings of unconsolidated affiliates	(9.8)	(17.3)
Dividends from unconsolidated affiliates	4.1	6.5
Deferred income taxes	(3.4)	(2.5)
Changes in accounts receivable	(11.3)	18.1
Change in client funds obligations	(4.3)	(23.9)
Change in client funding receivable	4.3	23.9
Changes in accounts payable and accrued liabilities	(25.9)	16.1
Changes in income taxes payable	46.5	16.2
Changes in deferred revenues and gains	(43.5)	(12.4)
Changes in accrued compensation and benefits	(2.6)	(12.1)
Other, net	(17.2)	2.9
Total adjustments to net income	(146.8)	111.8
Net	139.3	252.8
Cash flows — investing activities:
Capital expenditures	(73.4)	(60.8)
Investments in securities	(238.2)	(343.0)
Proceeds from sales/maturities of investments	512.2	288.8
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(43.8)	165.0
Acquisition of businesses, net of cash acquired		(111.6)
Other, net	12.1	3.3
Net	168.9	(58.3)
Cash flows — financing activities:
Proceeds from issuance of common stock	50.3	45.2
Principal payments on debt	(15.8)	(20.1)
Repurchases of senior convertible debentures		(12.5)
Net proceeds from issuance of senior notes and mortgages		9.3
Net borrowings (payments) on revolving credit facilities	(275.6)	53.5
Payment of debt issuance costs	(0.2)	(1.9)
Net increase (decrease) in client funds obligations	56.0	(152.1)
Common stock repurchased	(30.0)	(151.1)
Payment for acquisition of non-controlling interest	(17.7)
Payment of cash dividends	(17.9)	(16.2)
Excess tax benefits from share based compensation	4.3	1.4
Net	(246.6)	(244.5)
Net increase (decrease) in cash and cash equivalents	61.6	(50.0)
Cash and cash equivalents, beginning of period	40.9	139.8
Cash and cash equivalents, end of period	$102.5	$89.8

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2012, and the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

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

2.  Client Funds/Obligations

The Company had $328.6 million and $272.6 million of funds held on behalf of clients at September 30, 2012 and December 31, 2011, respectively.  Included in these amounts were $26.6 million and $14.3 million of fixed-income marketable securities at September 30, 2012 and December 31, 2011, respectively, which have been classified as available-for-sale investments.  There were no significant unrealized gains or losses associated with these fixed-income securities at September 30, 2012 and December 31, 2011.  During the nine months ended September 30, 2012 and 2011, the Company received $101.2 million and $77.0 million, respectively, of proceeds from the sales/maturities of investments in available-for-sale securities held to satisfy client funds obligations.  Gross realized gains and gross realized losses associated with the sales/maturities of these available-for-sale securities held to satisfy client funds obligations were not significant during both the three and nine months ended September 30, 2012 and 2011.

3.  Investments

Investments are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	September 30, 2012	December 31, 2011
Available-for-sale securities:
State Street Corporation	2%	$423.0	$416.4
Computershare Ltd.			122.7
Euronet Worldwide	4%	35.4	34.8
Other available-for-sale securities		184.5	199.1
		642.9	773.0
Other:
Trading securities		44.6	39.9
Held-to-maturity		14.9	15.4
Cost method, private equity and other investments		260.6	244.5
		320.1	299.8
Total investments		$963.0	$1,072.8

Certain information related to the Company’s available-for-sale securities is as follows (in millions):

	September 30, 2012	December 31, 2011

Book cost basis	$222.7	$315.6
Gross unrealized gains	421.2	438.3
Gross unrealized losses	(1.1)	(4.3)
Unrealized gain - foreign currency exchange rates	0.1	23.4
Market value	$642.9	$773.0

During the nine months ended September 30, 2012 and 2011, the Company received $257.7 million and $201.2 million, respectively, from the sale of investments in available-for-sale securities.  Gross realized gains of $59.1 million and $3.0 million and gross realized losses of $0.8 million and $2.6 million were recorded during the three months ended September 30, 2012 and 2011, respectively, from available-for-sale securities.  Gross realized gains of $83.9 million and $22.1 million and gross realized losses of $2.9 million and $3.3 million were recorded during the nine months ended September 30, 2012 and 2011, respectively, from available-for-sale securities.   Included in the gross realized gains from the sale of available-for-sale securities for the three and nine months ended September 30, 2012, is a $42.0 million and $53.6 million gain, respectively, from the liquidation of its investment in Computershare Ltd.

In addition, the Company recorded unrealized losses on available-for-sale securities of $0.4 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, compared to $2.2 million and $2.3 million for the three and nine months ended September 30, 2011 related to other than temporary investment impairments.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments by the length of time that the securities have been in a continuous loss position, at September 30, 2012 (in millions):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Common stock	$24.4	$1.1	$	$	$24.4	$1.1

In addition to recording other than temporary investment impairments on available-for-sale securities, the Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30, 2012, the Company recorded $0.2 million and $0.9 million, respectively, of impairments on other investments as compared to $0.1 million and $1.1 million during the three and nine months ended September 30, 2011.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income (expense), net in the Condensed Consolidated Statement of Income.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such a charge could have a material effect on the Company’s financial position.

The Company is a limited partner in various private equity funds.  At September 30, 2012 and December 31, 2011, the Company’s carrying value of these private equity fund investments was approximately $237.9 million and $221.5 million, respectively.  At September 30, 2012, the Company had future capital commitments related to these private equity fund investments of approximately $16.1 million.

In May 2012, the Company received a cash dividend of $47.3 million and cash proceeds of $138.7 million on the sale of a portion of its shares in a privately held company (a cost method investment) resulting in realized gains of $186.0 million.  Cash from these transactions was primarily used to reduce debt.

4.  Unconsolidated Affiliates

Unconsolidated affiliates are as follows (in millions):

	2012	Carrying Value
	Ownership Percentage	September 30, 2012	December 31, 2011
Unconsolidated affiliates:
Boston Financial Data Services, Inc.	50%	$186.7	$179.1
International Financial Data Services, U.K.	50%	94.4	90.0
International Financial Data Services, L.P.	50%	50.9	48.6
Unconsolidated real estate affiliates		36.7	38.4
Other unconsolidated affiliates		11.8	14.7
Total		$380.5	$370.8

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Boston Financial Data Services, Inc.	$2.1	$0.1	$7.6	$6.4
International Financial Data Services, U.K.	(1.1)	2.3	0.7	9.8
International Financial Data Services, L.P.	0.3	1.1	1.4	3.2
Other unconsolidated affiliates	1.8	(1.8)	0.1	(2.1)
	$3.1	$1.7	$9.8	$17.3

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

As of September 30, 2012 and December 31, 2011, the Company held certain investment assets and certain liabilities that are required to be measured at fair value on a recurring basis.  These investment assets include the Company’s available-for-sale equity securities and trading securities whereby fair value is determined using quoted prices in active markets.  Accordingly, the fair value measurements of these investments have been classified as Level 1 in the table below.  Fair value for deferred compensation liabilities that are credited with deemed gains or losses of the underlying hypothetical investments, primarily equity securities, have been classified as Level 1 in the tables below.  In addition, the Company has investments in available-for-sale fixed income securities, pooled funds and interest rate swaps that are required to be reported at fair value.  Fair value for the available-for-sale fixed income securities and for the interest rate swaps was determined using inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable.  Fair value for investments in pooled funds is determined using net asset value.  Accordingly, the Company’s investments in available-for-sale fixed income securities, pooled funds and interest rate swaps have been classified as Level 2 in the table below.

The following tables present assets and liabilities measured at fair value on a recurring basis (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Equity securities	$671.8	$671.8	$	$
Investments in pooled funds	48.0		48.0
Fixed income securities	42.3		42.3
Deferred compensation liabilities	(44.6)	(44.6)
Interest rate swap liability	(2.9)		(2.9)
Total	$714.6	$627.2	$87.4	$

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Equity securities	$808.2	$808.2	$	$
Investments in pooled funds	46.0		46.0
Fixed income securities	19.0		19.0
Deferred compensation liabilities	(39.9)	(39.9)
Interest rate swap liability	(4.3)		(4.3)
Total	$829.0	$768.3	$60.7	$

At September 30, 2012 and December 31, 2011, one of DST’s unconsolidated affiliates had an interest rate swap with a fair market value liability of $77.9 million and $73.0 million, respectively.  The unconsolidated affiliate used inputs from quoted prices for similar assets and liabilities in active markets that are directly or indirectly observable relating to the measurement of the interest rate swap.  The fair value measurement of the interest rate swap has been classified as Level 2 by the unconsolidated affiliate.  The above table presents only assets and liabilities measured at fair value for which the Company controls, and accordingly excludes items held by unconsolidated affiliates.

6.  Intangible Assets and Goodwill

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$169.2	$32.7	$169.9	$23.1
Other	27.8	7.7	27.8	5.6
Total	$197.0	$40.4	$197.7	$28.7

Amortization of intangible assets for the three and nine months ended September 30, 2012 was approximately $3.9 million and $11.8 million, respectively as compared to $2.0 million and $4.6 million for the three and nine months ended September 30, 2011.  Amortization for intangible assets recorded as of September 30, 2012 is estimated to be (in millions):

Remainder of 2012	$3.9
2013	15.3
2014	14.9
2015	14.3
2016	14.1
Thereafter	94.1
Total	$156.6

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2012, by Segment (in millions):

	December 31,				September 30,
	2011	Acquisitions	Disposals	Other	2012
Financial Services	$394.0	$	$	$(1.8)	$392.2
Output Solutions	93.0			(0.3)	92.7
Total	$487.0	$	$	$(2.1)	$484.9

7.  Debt

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	14.8	16.6
Equipment credit facilities	13.5	10.0
Real estate credit agreement	102.6	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	90.1	86.5
Revolving credit facilities	84.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	148.4	156.7
Other indebtedness	18.0	47.0
	1,101.5	1,380.3
Less current portion of debt	523.1	320.8
Long-term debt	$578.4	$1,059.5

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

At both September 30, 2012 and December 31, 2011, the outstanding amount under the program was $135.0 million.  During the nine months ended September 30, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $688.9 million and $659.0 million and total repayments were approximately $688.9 million and $659.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Related Party Credit Agreements

In June 2012, the Company repaid its loan with International Financial Data Services Limited, which had an outstanding balance of $6.2 million at December 31, 2011.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between DST Output U.K. (formerly “Innovative Output Solutions” or “IOS”) and a bank that is secured by accounts receivable of DST Output U.K.  The amount outstanding under this facility was repaid in June 2012.  During the nine months ended September 30, 2012 proceeds received from this loan were $143.0 million and total repayments were $164.3 million, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Fair Value

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the carrying value of long-term debt, with the exception of the senior debentures and senior notes is considered to approximate fair value at September 30, 2012 and December 31, 2011.  The estimated fair value of the convertible debentures and senior notes was derived principally from quoted prices (Level 2 in the fair value hierarchy).  As of September 30, 2012 and December 31, 2011, the carrying and estimated fair value of the Series C convertible debentures and senior notes were as follows (in millions):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Convertible senior debentures - Series C	$90.1	$102.7	$86.5	$99.7
Senior Notes - Series A	40.0	41.7	40.0	40.8
Senior Notes - Series B	105.0	114.4	105.0	109.7
Senior Notes - Series C	65.0	71.8	65.0	68.1
Senior Notes - Series D	160.0	181.2	160.0	169.7
Total	$460.1	$511.8	$456.5	$488.0

8.  Income Taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 23.3% and 33.5% for the three and nine months ended September 30, 2012, respectively, compared to 29.5% and 34.1% for the three and nine months ended September 30, 2011.  The Company’s tax rate for the three and nine months ended September 30, 2012 was lower than the statutory federal income tax rate of 35% primarily because of a resolution related to research and experimentation credits and a charitable contribution of appreciated securities.  The Company’s tax rate for the three and nine months ended September 30, 2011 was lower than the statutory federal income tax rate of 35% primarily because of foreign tax credits and benefits from dividends received deductions, partially offset by state income taxes and valuation allowances against international operating losses.

The Company had previously filed federal income tax refund claims for research and experimentation credits.  During third quarter 2012, the Company and the IRS reached a resolution in regards to the refund claims.  As a result, the Company recorded an income tax benefit of $14.4 million during the three months ended September 30, 2012.  This income tax benefit relates to the resolved claim years and certain post-audit periods that are still subject to examination.

During the three months ended September 30, 2012, the Company contributed 250,000 shares of State Street Corporation common stock to a donor advised public charitable foundation.  The contribution expense of $11.0 million was offset by a book gain of $8.9 million from the disposition of securities resulting in a net pretax expense of $2.2 million.  In making the contribution, the Company receives a tax deduction for the fair market value of the securities contributed, but the Company does not recognize any income tax expense on the disposition of the securities.  The income tax benefit associated with this charitable contribution is approximately $5.0 million.  However, the tax effect will be recorded through the effective tax rate, which results in $4.3 million being recognized during the three months ended September 30, 2012 and the remaining $0.7 million to be recognized in fourth quarter 2012.

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

9.  Equity

Earnings per share

The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to DST Systems, Inc.	$85.9	$35.3	$286.1	$143.9

Average common shares outstanding	45.1	45.8	44.9	46.2

Incremental shares from restricted stock units, stock options and convertible debentures	0.9	0.6	0.7	0.7

Average diluted shares outstanding	46.0	46.4	45.6	46.9

Basic earnings per share	$1.90	$0.77	$6.38	$3.11
Diluted earnings per share	$1.87	$0.76	$6.27	$3.07

The Company had approximately 45.2 million and 44.2 million shares outstanding at September 30, 2012 and 2011, respectively.  Shares from options to purchase common stock, excluded from the diluted earnings per share calculation because they were anti-dilutive, totaled 0.8 million for both the three and nine months ended September 30, 2012, compared to 0.7 million and 0.9 million for the three and nine months ended September 30, 2011, respectively.  The Company’s convertible senior debentures would have a potentially dilutive effect on the Company’s stock if converted in the future.  At September 30, 2012, outstanding Series C debentures would be convertible into 1.7 million shares of common stock, subject to adjustment.  The Company intends to settle any conversions with cash for the principal amount of the bonds and accrued and unpaid interest and issue common stock for any conversion value amount over the principal and accrued and unpaid interest amount.  Related to the debentures, the calculation of diluted earnings per share includes an incremental amount of shares assumed to be issued for the conversion spread when the Company’s average daily stock price exceeds the average accreted bond price per share.  For both the three and nine months ended September 30, 2012 and 2011, there was an insignificant amount of dilution related to the Company’s average share price exceeding the average accreted bond price per share.

Share Based Compensation

The Company has a share based compensation plan covering its employees.  During the nine months ended September 30, 2012, the Company granted approximately 0.1 million restricted stock units (“RSU’s”).  A portion of the RSU grants contain performance features.  At September 30, 2012, the Company had outstanding 0.9 million unvested RSU’s, 0.1 million unvested restricted shares and 2.3 million stock options (of which 1.3 million are not yet exercisable).

The Company recognized share based compensation expense of $5.3 million and $20.1 million during the three and nine months ended September 30, 2012, respectively, as compared to $4.5 million and $15.2 million during the three and nine months ended September 30, 2011, respectively.  The Company revised the estimated vesting date for certain of its U.S. performance based equity awards from March 2014 to March 2013 in accordance with the terms and conditions of the awards due to increased consolidated earnings from the May 2012 sale of a portion of the Company’s investment in a privately held company and from a cash dividend received from that same investment, both as further described in Note 3.  During the three months ended September 30, 2012, a portion of its U.K. performance based equity awards were determined to be unlikely to achieve the required performance criteria applicable to these awards resulting in a reversal of total accumulated amortization of $2.5 million related to these awards.

At September 30, 2012, the Company had $25.8 million of total unrecognized compensation expense (included in Additional paid-in-capital on the Condensed Consolidated Balance Sheet) related to its share based compensation arrangements, net of estimated forfeitures.  The Company estimates that the amortized compensation expense attributable to the stock option, restricted stock and restricted stock unit grants will be approximately $7.6 million for the remainder of 2012, $7.2 million for 2013, $1.7 million for 2014 and $0.2 million for 2015, based on awards currently outstanding.  Future amortization is not projected on approximately $9.1 million of unrecognized compensation expense as the related awards are not currently expected to achieve their required performance conditions and therefore are not expected to vest.

Other comprehensive income (loss)

Accumulated other comprehensive income balances consist of the following (in millions), net of tax:

	Investment and Interest Rate Swaps Unrealized Holding Gains (Losses)	Currency Translation Adjustments	Accumulated Other Comprehensive Income

Balance, December 31, 2011	$261.6	$16.2	$277.8

Current period change	(7.3)	(12.7)	(20.0)

Balance, September 30, 2012	$254.3	$3.5	$257.8

One of DST’s unconsolidated affiliates had an interest rate swap liability with a fair market value of $77.9 million and $73.0 million at September 30, 2012 and December 31, 2011, respectively.  DST’s 50% proportionate share of this interest rate swap liability was $39.0 million and $36.5 million at September 30, 2012 and December 31, 2011, respectively.  The Company records in Investments and Accumulated other comprehensive income its proportionate share of this liability in an amount not to exceed the carrying value of its investment in this unconsolidated affiliate, which resulted in no liability recorded at September 30, 2012 and December 31, 2011.

Stock repurchases

At September 30, 2012, there were approximately 2.0 million shares remaining to be repurchased under the Company’s existing share repurchase authorization plan.  No shares were repurchased during the nine months ended September 30, 2012.  The Company repurchased 2.8 million shares of DST common stock for $129.5 million or approximately $45.92 per share during the nine months ended September 30, 2011.

Shares received in exchange for satisfaction of the option exercise price and for tax withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted stock shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $30.0 million and $21.6 million during the nine months ended September 30, 2012 and 2011, respectively.

Dividends

On February 24, 2012, the Board of Directors of DST declared a cash dividend of $0.40 per common share.  The total dividend was $18.5 million, of which $17.9 million was paid on April 10, 2012.  The remaining amount of the dividend represents dividend equivalent shares of restricted stock units in lieu of the cash dividend.

The Company announced on October 4, 2012 that its Board of Directors declared a cash dividend of $0.40 per common share.  The dividend will be payable November 8, 2012, to shareholders of record at the close of business on October 19, 2012.  The aggregate amount of the cash dividend to be paid is estimated to be approximately $18.1 million.

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

10.  Commitments and Contingencies

The Company has letters of credit of $7.3 million and $7.8 million outstanding at September 30, 2012 and December 31, 2011, respectively.  Letters of credit are secured by the Company’s debt facility.

The Company has entered into agreements with certain officers whereby upon defined circumstances constituting a change in control of the Company, certain benefit entitlements are automatically funded and such officers are entitled to specific cash payments upon termination of employment.

The Company has established trusts to provide for the funding of corporate commitments and entitlements of Company officers, directors, employees and others in the event of a change in control of the Company. Assets held in such trusts at September 30, 2012 and December 31, 2011 were not significant.

The Company has received a regulatory inquiry regarding information that the Company’s pharmacy claims processing business prepared on behalf of its Medicare Part D Plan Sponsor customers that those Medicare Part D Plan Sponsor customers subsequently provided to the Center for Medicare and Medicaid Services (‘‘CMS’’), during the period 2006 to 2009.  That information related to amounts that were paid to Louisiana pharmacies that dispensed prescription drugs to Medicare Part D plan members.  The Company is in discussions as to the accuracy of such information and as to any civil penalties that might be assessed against the Company relative to any inaccuracies.  The regulator has broad statutory authority in determining the resolution of the inquiry.  There can be no assurance that the estimated loss accrual recorded will be sufficient to resolve the matter.

The Company received a legal claim relating to a 2001 international software development agreement.  Although the software was never completed, the counterparty to the agreement has asserted that DST’s failure to accept the software has resulted in damages ranging up to approximately $10.0 million.  A District Court and a Court of Appeals each concluded in 2004 and 2006, respectively, that the conditions for acceptance were not met.  In October 2011, a Court of Appeals ruled that the parties need to engage an expert to decide whether the software met the acceptance criteria.  The Company is vigorously defending this case.  Although the ultimate resolution and impact of this litigation is not presently determinable, the Company’s management believes the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition, results of operations or cash flows of the Company.

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

The Company entered into an agreement to guarantee up to $3.0 million plus any enforcement costs related to a $32.0 million mortgage loan to a 50% owned real estate joint venture.  The $32.0 million loan matures on June 30, 2013.  At September 30, 2012 and December 31, 2011, total borrowings on the loan were $29.2 million and $30.5 million, respectively, and the Company’s guarantee totaled $1.5 million for both September 30, 2012 and December 31, 2011.

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

At September 30, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

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

Information concerning total assets by reporting segment is as follows (in millions):

	September 30, 2012	December 31, 2011

Financial Services	$1,896.5	$1,799.5
Output Solutions	431.9	476.9
Investments and Other	1,146.9	1,220.8
Elimination Adjustments	(66.1)	(68.6)
	$3,409.2	$3,428.6

The Company evaluates the performance of its Segments based on income before income taxes, interest expense and non-controlling interest.  Intersegment revenues are reflected at rates prescribed by the Company and may not be reflective of market rates.

Summarized financial information concerning the Company’s Segments is shown in the following tables (in millions):

	Three Months Ended September 30, 2012
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$302.6	$157.7	$3.7	$	$464.0
Intersegment operating revenues	2.0	1.9	11.4	(15.3)
Out-of-pocket reimbursements	12.9	156.9	0.1	(1.9)	168.0
Total revenues	317.5	316.5	15.2	(17.2)	632.0

Costs and expenses	243.8	294.7	20.6	(14.7)	544.4
Depreciation and amortization	21.7	11.2	8.2	(0.6)	40.5

Income (loss) from operations	52.0	10.6	(13.6)	(1.9)	47.1
Other income, net	7.4		65.0		72.4
Equity in earnings of unconsolidated affiliates	0.8	0.1	2.2		3.1

Earnings (loss) before interest, income taxes and non-controlling interest	$60.2	$10.7	$53.6	$(1.9)	$122.6

	Three Months Ended September 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$274.6	$155.4	$3.1	$	$433.1
Intersegment operating revenues	2.4	1.8	11.2	(15.4)
Out-of-pocket reimbursements	9.5	150.1	0.1	(1.4)	158.3
Total revenues	286.5	307.3	14.4	(16.8)	591.4

Costs and expenses	208.0	292.6	10.0	(14.1)	496.5
Depreciation and amortization	18.9	12.8	2.7	(0.7)	33.7

Income (loss) from operations	59.6	1.9	1.7	(2.0)	61.2
Other income (expense), net	(1.6)	(0.1)	(2.8)		(4.5)
Equity in earnings (losses) of unconsolidated affiliates	1.8	0.1	(0.2)		1.7

Earnings (loss) before interest, income taxes and non-controlling interest	$59.8	$1.9	$(1.3)	$(2.0)	$58.4

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $10.6 million and $10.9 million for the three months ended September 30, 2012 and 2011 is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

	Nine Months Ended September 30, 2012
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$917.1	$477.6	$10.7	$	$1,405.4
Intersegment operating revenues	6.1	6.1	33.9	(46.1)
Out-of-pocket reimbursements	40.5	477.7	0.2	(5.8)	512.6
Total revenues	963.7	961.4	44.8	(51.9)	1,918.0

Costs and expenses	740.9	905.7	40.6	(44.1)	1,643.1
Depreciation and amortization	69.9	33.3	15.5	(1.9)	116.8

Income (loss) from operations	152.9	22.4	(11.3)	(5.9)	158.1
Other income, net	13.0		283.3		296.3
Equity in earnings of unconsolidated affiliates	6.2	0.3	3.3		9.8

Earnings (loss) before interest, income taxes and non-controlling interest	$172.1	$22.7	$275.3	$(5.9)	$464.2

	Nine Months Ended September 30, 2011
	Financial Services	Output Solutions	Investments / Other	Eliminations Adjustments	Consolidated Total

Operating revenues	$835.6	$442.0	$9.1	$	$1,286.7
Intersegment operating revenues	6.7	5.8	33.0	(45.5)
Out-of-pocket reimbursements	30.3	451.2	1.5	(4.4)	478.6
Total revenues	872.6	899.0	43.6	(49.9)	1,765.3

Costs and expenses	631.1	848.3	29.0	(42.0)	1,466.4
Depreciation and amortization	54.8	34.4	7.9	(2.0)	95.1

Income (loss) from operations	186.7	16.3	6.7	(5.9)	203.8
Other income, net	1.7	0.2	25.4		27.3
Equity in earnings (losses) of unconsolidated affiliates	17.1	0.5	(0.3)		17.3

Earnings (loss) before interest, income taxes and non-controlling interest	$205.5	$17.0	$31.8	$(5.9)	$248.4

Earnings before interest, income taxes and non-controlling interest in the segment reporting information above less interest expense of $34.0 million and $34.6 million for the nine months ended September 30, 2012 and 2011 is equal to the Company’s income before income taxes and non-controlling interest on a consolidated basis for the corresponding periods.

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

Investments and Other

The Investments and Other Segment is comprised of investments in the Company’s real estate subsidiaries and joint ventures, equity securities, private equity funds, and certain financial interests.  The assets held by the Investments and Other Segment are primarily passive in nature.  The Company owns and operates real estate mostly in the U.S. and U.K., primarily for lease to the Company’s other business segments. The Company is a partner in certain real estate joint ventures that lease office space to the Company, certain of its unconsolidated affiliates and unrelated third parties.  The Investments and Other Segment holds investments in available-for-sale equity securities with a market value of approximately $606.1 million at September 30, 2012, including approximately 10.1 million shares of State Street Corporation (“State Street”) and 1.9 million shares of Euronet Worldwide, Inc., with a market value of $423.0 million and $35.4 million respectively, based on closing exchange values at September 30, 2012.

The following table summarizes the square footage of U.S. real estate facilities wholly-owned by DST or owned through unconsolidated affiliates of DST as of September 30, 2012 (in millions):

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

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Operating revenues
Financial Services	$304.6	$277.0	$923.2	$842.3
Output Solutions	159.6	157.2	483.7	447.8
Investments and Other	15.1	14.3	44.6	42.1
Elimination Adjustments	(15.3)	(15.4)	(46.1)	(45.5)
	464.0	433.1	1,405.4	1,286.7
% change from prior year period	7.1%		9.2%

Out-of-pocket reimbursements
Financial Services	12.9	9.5	40.5	30.3
Output Solutions	156.9	150.1	477.7	451.2
Investments and Other	0.1	0.1	0.2	1.5
Elimination Adjustments	(1.9)	(1.4)	(5.8)	(4.4)
	168.0	158.3	512.6	478.6
% change from prior year period	6.1%		7.1%

Total revenues	$632.0	$591.4	$1,918.0	$1,765.3
% change from prior year period	6.9%		8.7%

Income from operations
Financial Services	$52.0	$59.6	$152.9	$186.7
Output Solutions	10.6	1.9	22.4	16.3
Investments and Other	(13.6)	1.7	(11.3)	6.7
Elimination Adjustments	(1.9)	(2.0)	(5.9)	(5.9)
	47.1	61.2	158.1	203.8

Interest expense	(10.6)	(10.9)	(34.0)	(34.6)
Other income (expense), net	72.4	(4.5)	296.3	27.3
Equity in earnings of unconsolidated affiliates	3.1	1.7	9.8	17.3
Income before income taxes and non-controlling interest	112.0	47.5	430.2	213.8
Income taxes	26.1	14.0	144.1	72.8
Net income	85.9	33.5	286.1	141.0
Net loss attributable to non-controlling interest		1.8		2.9
Net income attibutable to DST Systems, Inc.	$85.9	$35.3	$286.1	$143.9

Basic earnings per share	$1.90	$0.77	$6.38	$3.11
Diluted earnings per share	$1.87	$0.76	$6.27	$3.07
Non-GAAP diluted earnings per share	$0.96	$0.90	$2.78	$3.02
Cash dividends per share of common stock	$	$0.35	$0.40	$0.70

Consolidated revenues

Consolidated total revenues (including out-of-pocket (“OOP”) reimbursements) for the three and nine months ended September 30, 2012 were $632.0 million and $1,918.0 million, respectively, an increase of $40.6 million or 6.9% and $152.7 million or 8.7% compared to the three and nine months ended September 30, 2011.  Consolidated operating revenues for the three and nine months ended September 30, 2012 increased $30.9 million or 7.1% and $118.7 or 9.2%, respectively, as compared to the same periods in 2011.  The increase in consolidated operating revenues during the three months ended September 30, 2012 was attributable to an increase of $27.6 million in the Financial Services Segment and $2.4 million in the Output Solutions Segment.  The increase in Financial Services operating revenues for the three months ended September 30, 2012 is primarily from DST’s acquisition of ALPS Holdings, Inc. (“ALPS”) on October 31, 2011, which contributed $25.3 million of operating revenues for the three months ended September 30, 2012.  Increased revenues from DST HealthCare were offset by decreased revenues from mutual fund shareowner processing. The increase in Output Solutions operating revenues for the three months ended September 30, 2012 reflects new client volumes in North America and the acquisition of Lateral Group Limited (“Lateral”) in August 2011, partially offset by decreased revenues in the United Kingdom.

The increase in consolidated operating revenues during the nine months ended September 30, 2012 was attributable to an increase of $80.9 million in the Financial Services Segment and $35.9 million in the Output Solutions Segment.  The increase in Financial Services operating revenues for the nine months ended September 30, 2012 is primarily attributable to DST’s acquisition of ALPS, which contributed $72.7 million of operating revenues for the nine months ended September 30, 2012.  The increase in Output Solutions operating revenues for the nine months ended September 30, 2012 reflects the acquisition of Lateral and Newkirk Products, Inc. (“Newkirk”), which was acquired in May 2011.

Consolidated OOP reimbursements for the three and nine months ended September 30, 2012 increased $9.7 million or 6.1% and $34.0 million or 7.1%, respectively, as compared to the same periods in 2011.  OOP reimbursements for Output Solutions increased $6.8 million or 4.5% and $26.5 million or 5.9% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The increase in Output Solutions OOP reimbursements is attributable to higher volumes from new clients and volumes from Lateral and Newkirk.  The increase in Financial Services OOP reimbursements during the three and nine months ended September 30, 2012 is from the inclusion of ALPS.

Income from operations

Consolidated income from operations for the three and nine months ended September 30, 2012, was $47.1 million and $158.1 million, respectively, a decrease of $14.1 million or 23.0% and $45.7 million or 22.4% as compared to the same periods in 2011.  The decrease in operating income during the three months ended September 30, 2012 was attributable to a decrease of $7.6 million or 12.8% in Financial Services and $15.3 million in Investments and Other, partially offset by an increase in Output Solutions.

Financial Services income from operations decreased $7.6 million during the three months ended September 30, 2012, primarily from a $9.9 million increase in deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in Other income (expense), net).  The decrease in Financial Services income from operations is also attributable to lower contributions from mutual fund shareowner account processing, partially offset by contributions from the inclusion of ALPS and increased earnings from the DST Healthcare business.  Output Solutions income from operations increased $8.7 million during the three months ended September 30, 2012 primarily due to new client revenue at Output North America and lower compensation and benefit costs at Output U.K. due to reduced headcount.  The decrease in Investments and Other operating income for the three months ended September 30, 2012 primarily results from $5.8 million in real estate impairments and a charitable contribution of marketable securities of $11.0 million, which were partially offset by higher operating revenues.

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

As a result of this decision, DST recorded $9.1 million of costs associated with the discontinuation of the insurance solution during the three months ended June 30, 2012.  These costs were comprised of asset impairment charges of $5.8 million (principally software costs, both internal and third party, associated with the development of the solution), employee termination expenses of $1.9 million and other operating costs of $1.4 million.

The $45.7 million decrease in operating income during the nine months ended September 30, 2012 was attributable to a decrease of $33.8 million or 18.1% in Financial Services and $18.0 million in Investments and Other.  Excluding $9.1 million of insurance solution discontinuation costs described above, Financial Services income from operations decreased $24.7 million during the nine months ended September 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by a $7.1 million increase in deferred compensation costs (the effect of which is offset as unrealized appreciation on trading securities in Other income (expense), net), contributions from the inclusion of ALPS, increased earnings from the DST Healthcare business and higher AWD software license revenues.  Output Solutions income from operations increased $6.1 million during the nine months ended September 30, 2012 primarily due to new client revenue at Output North America and lower compensation and benefit costs at Output U.K. due to reduced headcount partially offset by higher operating costs to support new clients and conversion activities and higher intangible asset amortization expense related to 2011 acquisitions.  The decrease in Investments and Other operating income for the nine months ended September 30, 2012 primarily results from real estate impairments of $7.6 million and a charitable contribution of marketable securities of $11.0 million, which were partially offset by higher operating revenues.

Interest expense

Interest expense for the three and nine months ended September 30, 2012 was $10.6 million and $34.0 million, respectively, a decrease of $0.3 million and $0.6 million, as compared to the three and nine months ended September 30, 2011, principally from lower weighted average debt balances outstanding and lower weighted average interest rates.

Other income (expense), net

The components of Other income (expense), net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net realized gains from sale of available-for-sale securities	$58.3	$0.4	$81.0	$18.8
Net gain (loss) on private equity funds and other investments	2.5	(2.7)	6.7	(1.6)
Other than temporary impairments / unrealized losses on available-for-sale securities	(0.4)	(2.2)	(2.3)	(2.3)
Net gain (loss) on the disposition of senior convertible debentures		(0.3)		(1.2)
Dividend income	4.7	5.2	14.1	13.4
Private company investment dividend			47.3
Gain on sale of private company investment			138.7
Interest income	1.2	1.3	3.1	2.9
Miscellaneous items	6.1	(6.2)	7.7	(2.7)
Other income (expense), net	$72.4	$(4.5)	$296.3	$27.3

Included in the $58.3 million of net gains from the sale of available-for-sale securities for the three months ended September 30, 2012 is a $42.0 million gain from the sale of approximately 11.9 million shares of Computershare Ltd. and an $8.9 million gain from the charitable contribution of 250,000 common shares of State Street Corporation.  Included in the $81.0 million of net gains from the sale of available-for-sale securities for the nine months ended September 30, 2012 is a $53.6 million gain from the sale of approximately 15.0 million shares of Computershare Ltd. and the charitable contribution of State Street shares.

The Company recognized a net gain of $2.5 million and $6.7 million on private equity funds and other investments for the three and nine months ended September 30, 2012, as compared to a net expense of $2.7 million and $1.6 million for the three and nine months ended September 30, 2011.

The Company records investment impairment charges for available-for-sale securities with gross unrealized holding losses resulting from a decline in value that is other than temporary.  During the three and nine months ended September 30, 2012, the Company recorded $0.4 million and $2.3 million, respectively, of impairments that were other than temporary.

The Company recorded a net loss during the three and nine months ended September 30, 2011 of $0.3 million and $1.2 million, respectively, associated with the repurchase and extinguishment of senior convertible debentures.

The Company receives dividend income from certain investments held.  Dividend income was $4.7 million and $14.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $5.2 million and $13.4 million for the three and nine months ended September 30, 2011, respectively.  The decline in dividend income for the three months ended September 30, 2012 as compared to September 30, 2011 is primarily due to the reduction in ownership of Computershare Ltd.  For the nine months ended September 30, 2012, the increase in dividend income is the result of an increase in dividends from State Street Corporation as it increased its quarterly dividend per share to $0.24, an increase of $0.06 per share or approximately $0.6 million and $1.8 million as compared to the three and nine months ended September 30, 2011, partially offset by the reduction in ownership of Computershare Ltd.

In May 2012, the Company received a cash dividend of $47.3 million and realized a gain of $138.7 million on the sale of a portion of its shares in a privately held company investment.

Interest income was $1.2 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.3 million and $2.9 million for the three and nine months ended September 30, 2011.

Miscellaneous items include unrealized gains and losses on marketable securities designated as trading securities, foreign currency gains and losses, amortization of deferred non-operating gains and other non-operating items.  Miscellaneous items resulted in a gain of $6.1 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, compared to a loss of $6.2 million and $2.7 million for the three and nine months ended September 30, 2011.  The $12.3 million and $10.4 million increases in miscellaneous items for the three and nine months ended September 30, 2012, respectively, are primarily from unrealized appreciation on trading securities (the effect of which is offset by an increase in costs and expenses within the Financial Services Segment) and higher unrealized foreign currency exchange gains in 2012.

Equity in earnings of unconsolidated affiliates

Equity in earnings (losses) of unconsolidated affiliates, net of income taxes provided by the unconsolidated affiliates, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

BFDS	$2.1	$0.1	$7.6	$6.4
IFDS, U.K.	(1.1)	2.3	0.7	9.8
IFDS, L.P.	0.3	1.1	1.4	3.2
Other	1.8	(1.8)	0.1	(2.1)
	$3.1	$1.7	$9.8	$17.3

DST’s equity in earnings of unconsolidated affiliates increased $1.4 million for the three months ended September 30, 2012, but decreased $7.5 million for the nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

DST’s equity in BFDS earnings increased $2.0 million as compared to the three months ended September 30, 2011 and increased $1.2 million as compared to the nine months ended September 30, 2011.  The increase in equity in BFDS earnings for the three and nine months ended September 30, 2012 is primarily from lower operating expenses, which were partially offset by lower revenues associated with reduced levels of accounts serviced resulting from subaccounting conversions.  BFDS derives investment earnings related to cash balances maintained on behalf of customers.  Average daily client cash balances invested by BFDS were $971 million and $1.0 billion during the three and nine months ended September 30, 2012, respectively, as compared to $1.1 billion during both the three and nine months ended September 30, 2011.  Average interest rates earned on the balances increased from 0.09% during the nine months ended September 30, 2011 to 0.10% during the nine months ended September 30, 2012, a level which is not sufficient to cover banking and transaction fees.

DST’s equity in earnings of IFDS, U.K. decreased $3.4 million and $9.1 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The decline in IFDS U.K. earnings is attributable to costs for new product development initiatives and costs associated with client conversion activities.  Shareowner accounts serviced by IFDS U.K. were 9.3 million at September 30, 2012, an increase of 1.0 million accounts or 12.0% from June 30, 2012 and an increase of 1.3 million accounts or 16.3% from September 30, 2011.  The increase in accounts is attributable to new client conversions. As previously announced, IFDS U.K. is in the process of converting new shareowner processing clients with approximately 0.2 million accounts which are expected to convert by March 31, 2013.  IFDS U.K. is also in the process of converting new life and pensions clients with 0.1 million policies to their new policy system, which are expected to convert by June 30, 2013.  New product development and client conversion costs will continue to negatively impact IFDS U.K. earnings.

DST’s equity in earnings of IFDS L.P. (which includes IFDS Canada, Ireland and Luxembourg) decreased $0.8 million and $1.8 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The decrease in IFDS L.P. earnings during the three and nine months ended September 30, 2012 was primarily attributable to costs associated with client conversion activities and lower revenues associated with reduced levels of accounts serviced.  Accounts serviced by IFDS Canada were 10.2 million at September 30, 2012, a decrease of 0.1 million accounts or 1.0% from June 30, 2012 and unchanged as compared to September 30, 2011.   As previously announced, IFDS Canada is in the process of converting a new client which is expected to increase shareowner accounts serviced by approximately 1.2 million accounts in the fourth quarter of 2012.

DST’s equity in earnings of other unconsolidated affiliates increased $3.6 million and $2.2 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The increase in equity in earnings of other unconsolidated affiliates was primarily from improved performance at DST’s real estate and other affiliates during the three months ended September 30, 2012.

Income taxes

The Company records income tax expense during interim periods based on its best estimate of the full year’s tax rate.  Certain items are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period.  The Company’s tax rate was 23.3% and 33.5% for the three and nine months ended September 30, 2012, respectively, compared to 29.5% and 34.1% for the three and nine months ended September 30, 2011.  The decrease during the three months ended September 30, 2012 is attributable to a resolution related to research and experimentation credits and a charitable contribution of appreciated securities, partially offset by lower federal tax credits (foreign tax credits and qualified rehabilitation credits), higher domestic income and increased losses in international subsidiaries for which no current tax benefit exists.

The Company had previously filed federal income tax refund claims for research and experimentation credits.  During the three months ended September 30, 2012, the Company and the IRS reached a resolution in regards to the refund claims.  As a result, the Company recorded an income tax benefit of $14.4 million during the three months ended September 30, 2012.  This income tax benefit relates to the resolved claim years and certain post-audit periods that are still subject to examination.

During the three months ended September 30, 2012, the Company contributed 250,000 shares of State Street Corporation common stock to a donor advised public charitable foundation.  The contribution expense of $11.0 million was offset by a book gain of $8.9 million from the disposition of securities resulting in a net pretax expense of $2.2 million.  The income tax benefit associated with this charitable contribution is approximately $5.0 million.  However, the tax effect will be recorded through the effective tax rate, which results in $4.3 million being recognized during the three months ended September 30, 2012 and the remaining $0.7 million to be recognized in fourth quarter 2012.

Excluding the effects of discrete period items, the Company expects its tax rate to be approximately 38.0% for the remainder of 2012, but this rate will likely vary depending on the timing of estimated 2012 sources of taxable income.  The full year 2012 tax rate can be affected as a result of variances among the estimates and amounts of full year sources of taxable income (e.g., domestic consolidated, joint venture and/or international), the realization of tax credits (e.g., historic rehabilitation, research and experimentation, foreign tax and state incentive), adjustments which may arise from the resolution of tax matters under review and the Company’s assessment of its liability for uncertain tax positions.

Business Segment Comparisons

FINANCIAL SERVICES SEGMENT

Revenues

Financial Services Segment total revenues for the three and nine months ended September 30, 2012 were $317.5 million and $963.7 million, respectively, an increase of $31.0 million or 10.8% and $91.1 million and 10.4% as compared to the same periods in 2011.  Financial Services Segment operating revenues for the three and nine months ended September 30, 2012 were $304.6 million and $923.2 million, respectively, an increase of $27.6 million or 10.0% and $80.9 million or 9.6% as compared to the same periods in 2011.  ALPS contributed approximately $25.3 million of operating revenues for the three months ended September 30, 2012.  Healthcare and brokerage operating revenues increased as compared to the three months ended September 30, 2011.  These operating revenue increases were partially offset by lower operating revenues for mutual fund registered shareowner account servicing.

ALPS contributed approximately $72.7 million of operating revenues for the nine months ended September 30, 2012.  Healthcare and AWD operating revenues increased as compared to the nine months ended September 30, 2011.  Brokerage revenues increased during the nine months ended September 30, 2012, as compared to 2011, despite the absence of a $3.5 million client termination fee received in 2011.These operating revenue increases were partially offset by lower operating revenues for mutual fund registered shareowner account servicing.

U.S. operating revenues for the three and nine months ended September 30, 2012 were $270.4 million and $821.2 million, respectively, an increase of $27.4 million or 11.3% and $74.7 million and 10.0% as compared to the same periods in 2011.  U.S. operating revenues for the three and nine months ended September 30, 2012 increased primarily from the acquisition of ALPS.

International operating revenues for the three and nine months ended September 30, 2012 were $34.2 million and $102.0 million, respectively, an increase of $0.2 million or 0.6% and an increase of $6.2 million or 6.5%  as compared to the same periods in 2011.  International operating revenues for the three months ended September 30, 2012 increased primarily from the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.  International operating revenues for the nine months ended September 30, 2012 increased primarily from higher international AWD software license revenues, partially offset by the change in foreign currency exchange rates between the U.S. Dollar and other foreign currencies.

Financial Services Segment OOP reimbursement revenues for the three and nine months ended September 30, 2012 were $12.9 million and $40.5 million, respectively, an increase of $3.4 million or 35.8% and $10.2 million and 33.7% as compared to the same periods in 2011.  The increase during the three and nine months ended September 30, 2012 is primarily from ALPS.

The following table summarizes changes in registered accounts and subaccounts serviced (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Registered Accounts
Beginning balance	80.2	95.2	85.1	99.4
New client conversions			0.5	0.1
Subaccounting conversions to DST platforms	(0.6)	(0.3)	(2.4)	(1.0)
Subaccounting conversions to non-DST platforms	(1.5)	(6.2)	(4.9)	(11.2)
Conversions to non-DST platforms		(1.1)	(0.9)	(1.4)
Organic growth (decline)	(0.5)	(0.8)	0.2	0.9
Ending balance	77.6	86.8	77.6	86.8

Subaccounts
Beginning balance	17.0	16.6	14.6	14.3
Conversions from non-DST registered platforms		0.1	0.2	0.8
Conversions from DST’s registered accounts	0.6	0.3	2.4	1.0
Conversions to non-DST platforms	(6.1)	(2.7)	(6.1)	(3.3)
Organic growth	0.3	0.1	0.7	1.6
Ending balance	11.8	14.4	11.8	14.4

Total accounts	89.4	101.2	89.4	101.2

Total shareowner accounts serviced at September 30, 2012 decreased 7.8 million accounts or 8.0% from June 30, 2012 and decreased 11.8 million accounts or 11.7% from September 30, 2011.

Registered accounts decreased 2.6 million accounts or 3.2% from June 30, 2012 and decreased 9.2 million accounts or 10.6% from September 30, 2011.  The decline in registered accounts from June 30, 2012 and September 30, 2011 is from accounts converting to subaccounting platforms and to non-DST platforms.

Tax-advantaged accounts were 41.9 million at September 30, 2012, a decrease of 0.4 million accounts or 0.9% from June 30, 2012.  Tax-advantaged accounts decreased 0.5 million accounts or 1.2% as compared to September 30, 2011.  Tax-advantaged accounts represent 54.0% of total registered accounts serviced at September 30, 2012 as compared to 48.8% at September 30, 2011.

As previously announced, a subaccounting client affiliated with a competitor of the Company converted 6.1 million subaccounts to its in-house platform during the quarter.

Projections of registered accounts converting to subaccounts are based on information obtained from DST’s clients and are subject to change.  The Company currently expects conversions of registered accounts to subaccounts for the remainder of 2012 to be between 2-3 million, of which approximately 25% of these accounts are expected to convert to DST’s subaccounting platform.  For 2013, the Company projects total conversions to subaccounts will approximate 5-6 million, of which approximately 30% are expected to convert to the Company’s subaccounting platform.  The actual number of accounts estimated to convert to and from various DST platforms, as well as the timing of those events, is dependent upon a number of factors.  Actual results could differ from the Company’s estimates.

A new subaccounting client with approximately 3.9 million subaccounts, based on current levels, was signed during the third quarter.  The conversion of the subaccounts to DST’s platform is expected to be completed in the second quarter of 2013.

ALPS operating revenues during the three and nine months ended September 30, 2012 were $25.3 million and $72.7 million, respectively.  Assets under active distribution by ALPS and assets under administration by ALPS at September 30, 2012 were $63.1 billion and $97.2 billion, respectively, an increase of $5.7 billion and $2.9 billion as compared to June 30, 2012.  The increase is attributable to new clients and market appreciation.

Brokerage operating revenues increased during three months ended September 30, 2012 from higher levels of subaccounts serviced.  Brokerage operating revenues increased during the nine months ended September 30, 2012 from higher levels of subaccounts serviced and revenues from acquired businesses, partially offset by the subaccounting client termination fee of $3.5 million received in 2011.  Subaccounts decreased 5.2 million accounts or 30.6% from June 30, 2012 and decreased 2.6 million accounts or 18.1% from September 30, 2011, primarily from the conversion of a client affiliated with a competitor to its in-house system.

Retirement operating revenues during the three months ended September 30, 2012 were essentially unchanged from the same period in 2011.  Retirement operating revenues during the nine months ended September 30, 2012 were lower than the same period in 2011 resulting from lower consulting and development services provided.  The following table summarizes changes in defined contribution participants serviced during the three and nine months ended September 30, 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Defined Contribution Participants
Beginning balance	4.4	4.3	4.6	4.5
Organic growth (decline)		0.1	(0.2)	(0.1)
Ending balance	4.4	4.4	4.4	4.4

Previously announced participant conversions totaling approximately 1.3 million are expected to occur through the remainder of 2012 and in 2013, with approximately 0.3 million participant conversions expected to occur in fourth quarter 2012.

DST HealthCare operating revenues during the three months ended September 30, 2012 increased from higher volumes of pharmacy claims.  DST HealthCare operating revenues increased during the nine months ended September 30, 2012, as compared to the same periods in 2011, from the finalization of incentive fees related to claims processing activities, professional service fees related to a conversion that has been cancelled due to the client being acquired by another processor and higher volumes of claim processing.  Pharmacy claims paid during the three and nine months ended September 30, 2012 were 99.0 million and 296.9 million, respectively, an increase of 9.9 million claims or 11.1% and 26.3 million claims or 9.7% from the same periods in 2011.   The increase in pharmacy claims paid is associated with new clients and higher volumes processed from existing clients.  Covered lives using DST’s medical claim processing platforms were 22.5 million at September 30, 2012, a decrease of 0.1 million covered lives from both June 30, 2012 and September 30, 2011.

DST’s business process and document management revenues, including revenues associated with AWD, increased during the three and nine months ended September 30, 2012, from higher software license and consulting services.  Active AWD users at September 30, 2012 were 203,500, essentially unchanged from September 30, 2011 and an increase of 1.2% from June 30, 2012.

DST Global Solutions (investment management) operating revenues during the three and nine months ended September 30, 2012 decreased slightly from the same periods in 2011 due to lower license sales.

Financial Services Segment software license fee revenues are derived principally from DST Global Solutions (investment management), DST Health Solutions (medical claims processing) and AWD (business process management).  Operating revenues include approximately $10.8 million and $30.4 million of software license fee revenues for the three and nine months ended September 30, 2012, respectively, a decrease of $2.0 million or 15.6% and a decrease of $0.6 million or 1.9% over the same periods in 2011.  The decrease in software license fee revenues for the three and nine months ended September 30, 2012 reflects lower medical claims and investment management license fee revenues, partially offset by higher AWD software license fee revenues.  While license fee revenues are not a significant percentage of DST’s operating revenues, they can significantly impact earnings in the period in which they are recognized.  Revenues and operating results from individual license sales depend heavily on the timing, size and nature of the contract.

Costs and expenses

Financial Services Segment costs and expenses (including OOP costs) were $243.8 million and $740.9 million for the three and nine months ended September 30, 2012, respectively, an increase of $35.8 million or 17.2% and $109.8 million or 17.4% as compared to the same periods in 2011.  Costs and expenses in the Financial Services Segment are primarily comprised of compensation and benefits costs but also include technology related expenditures and reimbursable operating expenses.  Reimbursable operating expenses, included in costs and expenses, were $12.9 million and $40.5 million for the three and nine months ended September 30, 2012, respectively, an increase of $3.4 million or 35.8% and $10.2 million or 33.7% as compared to the same periods in 2011.

Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses were $230.9 million for the three months ended September 30, 2012, an increase of $32.4 million or 16.3% as compared to the same period in 2011.  On this basis, the increase in costs and expenses is from the inclusion of ALPS, higher retirement and brokerage business development expenses, increased employee compensation plan costs, higher employee termination expenses, and higher deferred compensation plan costs of $9.9 million (the effect of which is offset as unrealized gains on trading securities in Other income (expense), net).

Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses were $700.4 million for the nine months ended September 30, 2012, an increase of $99.6 million or 16.6% as compared to the same period in 2011.  On this basis, the increase in costs and expenses is from the inclusion of ALPS and other 2011 business acquisitions, higher retirement, brokerage and insurance business development expenses, higher operating costs associated with discontinuing the development of a software solution as described above, increased employee compensation plan costs, higher employee termination expenses, and higher deferred compensation plan costs of $7.1 million (the effect of which is offset as unrealized gains on trading securities in Other income (expense), net).

Business development and start-up costs for the insurance, brokerage and retirement businesses during the three and nine months ended September 30, 2012 were $9.2 million and $32.8 million, respectively, an increase of $0.7 million and $12.0 million as compared to the same periods in 2011.  The Company anticipates that it will recognize $0.12 of after tax expense per diluted share of business development and start-up expenses for the brokerage and retirement businesses during the fourth quarter 2012.

ALPS may enter into arrangements with broker-dealers or other third parties to sell or market closed-end fund shares.  Depending on the arrangement, ALPS may earn distribution fees for marketing and selling the underlying fund shares.  Conversely, ALPS may incur distribution expenses, including structuring fees, finder’s fees and referral fees paid to unaffiliated broker-dealers or introducing parties for marketing and selling underlying fund shares of a closed-end fund sponsored by ALPS.  While distribution revenues and expenses are not a significant percentage of DST’s operating revenues or costs and expenses, they can significantly impact operations and earnings in the period in which they are recognized.

Depreciation and amortization

Financial Services Segment depreciation and amortization costs for the three and nine months ended September 30, 2012 were $21.7 million and $69.9 million, respectively, an increase of $2.8 million or 14.8% and $15.1 million or 27.6%  as compared to the same periods in 2011.  The increase of  $2.8 million during the three months ended September 30, 2012 was primarily from intangible asset amortization expense of $2.0 million from the 2011 Financial Services Segment acquisitions, of which ALPS was $1.6 million, and depreciation from recent capital expenditures, partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized at September 30, 2011.  Excluding the $5.8 million of asset impairment charges associated with ceasing the development of an insurance processing solution, depreciation and amortization increased $9.3 million during the nine months ended September 30, 2012, primarily from intangible asset amortization expense of $6.6 million from the 2011 Financial Services Segment acquisitions and depreciation from recent capital expenditures, partially offset by lower intangible asset amortization from DST Health Solutions as certain assets became fully amortized at September 30, 2011.

Income from operations

Financial Services Segment income from operations for the three and nine months ended September 30, 2012 was $52.0 million and $152.9 million, respectively, a decrease of $7.6 million or 12.8% and $33.8 million or 18.1% as compared to the same periods in 2011.  Excluding deferred compensation costs, income from operations increased $2.3 million during the three months ended September 30, 2012 and decreased $26.7 million during the nine months ended September 30, 2012, as compared to the same periods in 2011.

Excluding the deferred compensation costs described above, the increase in Financial Services income from operations during the three months ended September 30, 2012, is from the inclusion of ALPS and increased earnings from the DST Healthcare business during 2012, partially offset by lower mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement and brokerage), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions, and higher employee compensation plan costs associated with higher earnings in 2012.

Excluding the $9.1 million of insurance solution discontinuation costs and the effects of deferred compensation costs described above, Financial Services income from operations decreased $17.6 million during the nine months ended September 30, 2012.  On this basis, the decrease in Financial Services income from operations is from lower contributions from mutual fund shareowner account processing, higher costs associated with new business initiatives (retirement, brokerage and insurance), higher employee termination costs, increased depreciation and amortization due to intangible asset amortization expense from 2011 acquisitions, and higher employee compensation plan costs associated with higher earnings in 2012, partially offset by contributions from the inclusion of ALPS, increased earnings from the DST Healthcare business and higher AWD software license revenues.

OUTPUT SOLUTIONS SEGMENT

Revenues

The following table presents the financial results of the Output Solutions Segment (in millions):

	Three Months Ended September 30,
	2012		2011
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$115.4	$13.7	$108.3	$8.9

United Kingdom	44.2	(3.1)	48.9	(7.0)

Output Solutions Segment	$159.6	$10.6	$157.2	$1.9

	Nine Months Ended September 30,
	2012		2011
	Operating	Operating	Operating	Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)

North America	$339.9	$32.4	$322.2	$26.7

United Kingdom	143.8	(10.0)	125.6	(10.4)

Output Solutions Segment	$483.7	$22.4	$447.8	$16.3

Output Solutions Segment total revenues for the three and nine months ended September 30, 2012 were $316.5 million and $961.4 million, respectively, an increase of $9.2 million or 3.0%  and $62.4 million or 6.9% as compared to the same periods in 2011.  Output Solutions Segment operating revenues for the three and nine months ended September 30, 2012 were $159.6 million and $483.7 million, respectively, an increase of $2.4 million or 1.5% and $35.9 million or 8.0% as compared to the same periods in 2011.  The increase in operating revenue for the three months ended September 30, 2012 was primarily attributable to new client revenues for Output North America, the acquisition of Lateral in August 2011, partially offset by lower volumes from existing clients for Output United Kingdom.  The increase in operating revenue for the nine months ended September 30, 2012 was attributable to the acquisitions of Lateral and Newkirk in May 2011 and new client volumes.

Out-of-pocket reimbursement revenues for the three and nine months ended September 30, 2012 were $156.9 million and $477.7 million, respectively, an increase of $6.8 million or 4.5% and $26.5 million or 5.9% as compared to the same periods in 2011, attributable to higher volumes from new clients and volumes from the Lateral and Newkirk acquisitions.

The following table sets out images produced and packages mailed for the Output Solutions Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Images Produced
North America	2,415.8	2,272.6	6,991.5	6,760.4
United Kingdom	530.5	530.1	1,631.4	1,502.9
Output Solutions Segment	2,946.3	2,802.7	8,622.9	8,263.3

Packages Mailed
North America	554.6	503.8	1,627.9	1,490.0
United Kingdom	190.5	187.7	563.6	551.9
Output Solutions Segment	745.1	691.5	2,191.5	2,041.9

Output’s North America operating revenues increased $7.1 million or 6.6% and $17.7 million or 5.5% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The increase in operating revenues for the three months ended September 30, 2012 was primarily attributable to new client volumes.  The increase in operating revenues for the nine months ended September 30, 2012 was primarily attributable to the acquisition of Newkirk and from new client revenues, which were partially offset by lower volumes from existing clients.

North America images produced increased 6.3% and 3.4% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  North America packages mailed increased 50.8 million or 10.1% as compared to the three months ended September 30, 2011 and increased 137.9 million or 9.3% as compared to the nine months ended September 30, 2011.  The increase in packages mailed for the three and nine months ended September 30, 2012 was primarily the result of new client volumes, the mix of work from existing clients and the acquisition of Newkirk, partially offset by lower volumes from existing clients.

During third quarter 2012, Output Solutions received new client commitments in North America representing, when fully transitioned, approximately 9.5 million of aggregate packages annually, based on current volume levels.  Full conversion activities related to these new clients is expected to be completed in the second quarter of 2013.

Output’s United Kingdom operating revenues decreased $4.7 million or 9.6% and increased $18.2 million or 14.5% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  Difficult economic conditions in the U.K marketplace have negatively impacted Output U.K.’s production volumes and operating revenues. The decrease in operating revenues for the three months ended September 30, 2012 was primarily due to lower revenues per package, partially offset by the acquisition of Lateral.  The increase in operating revenues for the nine months ended September 30, 2012 was primarily attributable to the acquisition of Lateral, partially offset by lower volumes from existing clients.  DST Output U.K. images produced increased 0.4 million or 0.1% and 128.5 million or 8.6% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  DST Output U.K. packages mailed increased 2.8 million or 1.5% and 11.7 million or 2.1% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The net increase in images produced and packages mailed was primarily the result of the acquisition of Lateral, partially offset by lower volumes from existing clients.

Costs and expenses

Output Solutions Segment costs and expenses (including OOP costs) were $294.7 million and $905.7 million for the three and nine months ended September 30, 2012, an increase of $2.1 million or 0.7% and $57.4 million or 6.8% as compared to the same periods in 2011.  Costs and expenses in the Output Solutions Segment are primarily comprised of reimbursable operating expenses (primarily postage), compensation and benefits costs, material costs (principally paper and ink) and other operating costs.  Reimbursable operating expenses included in costs and expenses were $156.9 million and $477.7 million for the three and nine months ended September 30, 2012, respectively, an increase of $6.8 million or 4.5% and $26.5 million or 5.9% as compared to the same periods in 2011.  Excluding reimbursable operating expenses in 2012 and 2011, costs and expenses decreased $4.7 million or 3.3% and increased $30.9 million or 7.8% for the three and nine months ended September 30, 2012 to $137.8 million and $428.0 million, respectively.  On this basis, Output’s North America costs and expenses increased $3.1 million for the three months ended September 30, 2012, primarily from higher costs associated with an increased workforce to support new clients and conversion activities, higher material costs from higher volumes of operating revenues and higher equity compensation costs.  On the same basis, Output U.K.’s costs and expenses decreased $7.8 million during the three months September 30, 2012, as compared to the same period in 2011, primarily due to lower material costs associated with lower operating revenues and lower employee compensation expenses resulting from a reduction in force that occurred in 2012, partially offset by the acquisition of Lateral.

On this same basis, Output’s North America costs and expenses increased $14.1 million for the nine months ended September 30, 2012, as compared to the same period in 2011, for the same reasons described above and higher costs from the acquisition of Newkirk.  Output U.K.’s costs and expenses increased $16.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011, due to the acquisition of Lateral, partially offset by lower material costs associated with lower operating revenues.

The Company’s Output U.K. subsidiary acquired dsicmm Group in August 2010 and Lateral Group in August 2011.  These acquisitions significantly increased the Company’s presence in the U.K. print/mail market. The U.K. economy remains in a recession which has negatively impacted Output U.K.’s production volumes and operating revenues.  Output U.K. has experienced operating losses during the past few years.

Output U.K. continues to review its current cost structure in order to identify additional cost savings opportunities.  As previously announced, the Company has determined that it will close certain U.K. leased operating locations before the end of 2012.  The Company expects to incur facility related restructuring charges of approximately $4.0 million to $6.0 million in the fourth quarter 2012 as these leased facilities become vacated.

At September 30, 2012, the carrying value of Output U.K.’s goodwill and net intangible assets was $67.2 million and $29.5 million, respectively.  The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates.  Management will continue to monitor the impact of market and economic events as they develop to determine whether it is more likely than not that the carrying value of the Output U.K. reporting unit is impaired. A future impairment of the goodwill and intangibles could result if the performance of this reporting unit does not continue to improve.  An impairment charge, if any, would result in a non-cash reduction in these amounts and a corresponding expense on the income statement, and the amount could be material.

Depreciation and amortization

Output Solutions Segment depreciation and amortization costs for the three and nine months ended September 30, 2012 were $11.2 million and $33.3 million, respectively, a decrease of $1.6 million or 12.5% and $1.1 million or 3.2% as compared to the same periods in 2011.  Depreciation and amortization expense in the United Kingdom decreased $0.7 million during the three months ended September 30, 2012, and increased $0.8 million during the nine months ended September 30, 2012, as compared to the same periods in 2011.  The decrease in the three months ended September 30, 2012 was primarily attributable to lower levels of assets due to closing operating locations and lower volumes, partially offset by higher intangible asset amortization from the Lateral acquisition.  The increase in the nine months ended September 30, 2012 was primarily attributable to the higher intangible asset amortization from the Lateral acquisition.  Depreciation and amortization expense in North America decreased $0.9 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 primarily from lower levels of capital expenditures.  Depreciation and amortization expense in North America decreased $1.9 million during the nine months ended September 30, 2012, as compared to the same period in 2011, primarily from lower levels of capital expenditures, partially offset by higher intangible asset amortization from the Newkirk acquisition.

Income from operations

Output Solutions Segment income from operations for the three and nine months ended September 30, 2012 increased $8.7 million and $6.1 million, respectively, as compared to the same periods in 2011.  During the three months ended September 30, 2012, Output North America income from operations increased $4.8 million and Output U.K. income from operations increased $3.9 million.  The increase in Output North America is from higher operating revenue due to new client volumes, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities and higher equity compensation costs.  The increase in Output U.K. is due to lower employee compensation expenses resulting from a reduction in force that occurred in 2012 and lower levels of assets due to closing operating locations, partially offset by the intangible asset amortization expense related to the Lateral acquisition.

During the nine months ended September 30, 2012, Output North America income from operations increased $5.7 million and Output U.K. income from operations increased $0.4 million.  The increase in Output North America is from lower employee termination costs from an action taken in 2011, partially offset by higher costs associated with an increased workforce to support new clients and conversion activities, higher equity compensation costs, higher intangible asset amortization related to the Newkirk acquisition.  The increase in Output U.K. for the nine months ended September 30, 2012 is from lower levels of assets due to closing operating locations, partially offset by intangible asset amortization related to the Lateral acquisition, higher equity compensation costs and higher facility consolidation costs such as employee termination charges and leased facility abandonment costs.

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

The following table presents Operating EBITDA of the Output Solutions Segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	Operating	Operating	Operating	Operating
	EBITDA	EBITDA	EBITDA	EBITDA

North America	$21.4	$17.5	$54.9	$51.1

United Kingdom	0.4	(2.8)	0.8	(0.4)

Output Solutions Segment	$21.8	$14.7	$55.7	$50.7

For the three and nine months ended September 30, 2012, Output Solutions Operating EBITDA increased $7.1 million or 48.3% and $5.0 million or 9.9% as compared to the same periods in 2011.  The increase for the three months ended September 30, 2012 is attributable to higher Operating EBITDA in North America from higher operating revenues associated with new clients.  The increase in Operating EBITDA for Output U.K. is due to lower employee compensation expenses resulting from a reduction in force that occurred in 2012.

The reconciliation of the Output Solutions Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Output Solutions Segment income from operations	$10.6	$1.9	$22.4	$16.3
Depreciation and amortization	11.2	12.8	33.3	34.4

Operating EBITDA, before Non-GAAP items	21.8	14.7	55.7	50.7

Leased facility abandonment costs			0.4
Employee termination expenses			2.2	4.1
Business development expenses				0.2

Adjusted Operating EBITDA, after Non-GAAP items	$21.8	$14.7	$58.3	$55.0

Comprised of:
North America	$21.4	$17.5	$54.9	$55.4
United Kingdom	0.4	(2.8)	3.4	(0.4)
	$21.8	$14.7	$58.3	$55.0

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

INVESTMENTS AND OTHER SEGMENT

Revenues

Investments and Other Segment total revenues, including out-of-pocket reimbursements, were $15.2 million and $44.8 million for the three and nine months ended September 30, 2012, respectively, an increase of $0.8 million or 5.6% and $1.2 million or 2.8% as compared to the same periods in 2011.  The majority of the revenues in the Investments and Other Segment are derived from the lease of facilities to the Company’s other business segments.  Operating revenues (excluding out-of-pocket reimbursements) were $15.1 million and $44.6 million for the three and nine months ended September 30, 2012, an increase of $0.8 million or 5.6% and $2.5 million or 5.9% as compared to the same periods in 2011, primarily due to higher third party rental activities.

Costs and expenses

Occupancy costs are generally the largest costs included in costs and expenses in the Investments and Other Segment, however during the three months ended September 30, 2012, an $11.0 million charitable contribution of State Street Corporation securities was made.  For the three and nine months ended September 30, 2012, Investments and Other Segment Costs and expenses were $20.6 million and $40.6 million, an increase of $10.6 million and $11.6 million as compared to the same periods in 2011.  Excluding the charitable contribution expense, Costs and expenses were $9.6 million and $29.6 million during the three and nine months ended September 30, 2012, a decrease of $0.4 million and an increase of $0.6 million as compared to the same periods in 2011, respectively.  Reimbursable operating expenses, included in costs and expenses were $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively.  On this basis, the decrease during the three months ended September 30, 2012 is attributable to lower occupancy expenses.  The increase during the nine months ended September 30, 2012 was primarily attributable to a $1.8 million leased facility abandonment charge in 2012, partially offset by lower occupancy costs.

Depreciation and amortization

Investments and Other Segment depreciation and amortization for the three and nine months ended September 30, 2012 was $8.2 million and $15.5 million, an increase of $5.5 million and $7.6 million as compared to the same periods in 2011, primarily from $5.8 million or $7.6 million of real estate impairment charges recorded in the three and nine months ended September 30, 2012, respectively.

Income from operations

Investments and Other Segment recorded a loss from operations of $13.6 million during the three months ended September 30, 2012, a decrease of $15.3 million as compared to the same period in 2011.  The decrease in operating income for the three months ended September 30, 2012 is primarily from an $11.0 million charitable contribution of marketable securities and real estate impairment charges of $5.8 million, partially offset by higher operating revenues.  For the nine months ended September 30, 2012, income from operations was a loss of $11.3 million, a decrease of $18.0 million as compared to the same period in 2011.  The decrease in operating income for the nine months ended September 30, 2012 is primarily from the charitable contribution of marketable securities, real estate impairment charges of $7.6 million and a leased facility abandonment charge of $1.8 million, partially offset by higher operating revenues.

Review of DST’s U.S. Real Estate Holdings

DST’s U.S. real estate holdings had $5.3 million and $14.5 million of Operating EBITDA (defined as operating income plus depreciation and amortization) for the three and nine months ended September 30, 2012, an increase of $1.1 million and $0.5 million as compared to the same periods in 2011.  The increase for the three months ended September 30, 2012 was primarily attributable to higher third party rental revenue and lower operating costs.  The increase for the nine months ended September 30, 2012 was primarily attributable to the same reasons mentioned above, partially offset by the leased facility abandonment charge described above.

At September 30, 2012, consolidated U.S. real estate related debt was $108.6 million, a decrease of $3.3 million as compared to December 31, 2011.  DST’s pro-rata share of debt associated with unconsolidated affiliates’ real estate at September 30, 2012 was $188.0 million, a decrease of $5.7 million as compared to December 31, 2011, substantially all of which is non-recourse debt.

The reconciliation of the Investments and Other Segment income from operations to Operating EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Reported GAAP income from operations	$(13.6)	$1.7	$(11.3)	$6.7

Adjusted to remove:

GAAP income (loss) from non U.S. real estate operations	(11.0)	(0.2)	(12.0)	(0.7)

U.S. Real Estate Operations GAAP income from operations	(2.6)	1.9	0.7	7.4

Adjusted to remove:

Depreciation and amortization	7.9	2.3	13.8	6.6

Operating EBITDA, before non-GAAP items	5.3	4.2	14.5	14.0

Adjusted to remove:

Leased facility abandonment costs			1.8

Adjusted operating EBITDA, after non-GAAP items	$5.3	$4.2	$16.3	$14.0

Note: See the Description of Non-GAAP Adjustments section below for a description of each of the above adjustments and see the Use of Non-GAAP Financial Information section below for management’s reasons for providing non-GAAP financial information.

Segment Operating Data

The following table presents operating data for the Company’s operating business segments:

	September 30, 2012	December 31, 2011

Financial Services Operating Data
Mutual fund shareowner accounts processed (millions)
U.S.
Registered accounts:
Non tax-advantaged	35.7	42.4
Tax-advantaged:
IRA mutual fund accounts	23.7	24.3
Other retirement accounts	8.6	8.9
Section 529 and Educational IRA’s	9.6	9.5
	41.9	42.7
Total registered accounts	77.6	85.1
Subaccounts	11.8	14.6
Total accounts serviced	89.4	99.7

International
United Kingdom (1)	9.3	8.1
Canada (2)	10.2	10.1

Defined Contribution / TRAC participants (millions)	4.4	4.6
ALPS-Assets Under Active Distribution (billions)	$63.1	$51.9
ALPS-Assets Under Administration (“AUM”) (billions)	$97.2	$93.6
Automated Work Distributor users (thousands)	203.5	204.3
DST Health Solutions covered lives (millions)	22.5	22.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other Financial Services Operating Data
Pharmacy claims paid by Argus (millions)	99.0	89.1	296.9	270.6

Output Solutions Operating Data
North America images produced (millions)	2,415.8	2,272.6	6,991.5	6,760.4
North America packages mailed (millions)	554.6	503.8	1,627.9	1,490.0
United Kingdom images produced (millions)	530.5	530.1	1,631.4	1,502.9
United Kingdom packages mailed (millions)	190.5	187.7	563.6	551.9

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

Description of Non-GAAP Adjustments

The following items, which occurred during the three months ended September 30, 2012, have been treated as non-GAAP adjustments:

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.3 million.  The income tax benefit associated with these expenses was approximately $0.1 million.

•                  Employee termination expenses of $1.3 million associated with reductions in workforce in the Financial Services Segment, which were included in costs and expenses.  The income tax benefit associated with these costs was approximately $0.4 million.

•                  Loss accrual of $1.9 million recorded on a dispute related to a 2001 international software development agreement in the Financial Services Segment, which were included in costs and expenses.

•                  Impairment charges on certain U.S. real estate assets not currently used in the Company’s operations of $5.8 million, included in depreciation and amortization expense in the Investments & Other Segment.  The income tax benefit associated with these costs was approximately $2.3 million.

•                  Expenses and net gain related to a charitable contribution of marketable securities.  The charitable contribution expense of $11.0 million, recorded by the Investments and Other Segment, was offset by a book gain of $8.9 million from the disposition of securities, which was included in Other income (expense), net, and resulted in a net pretax expense of $2.2 million.  The aggregate income tax benefit associated with this charitable contribution was approximately $5.0 million.  However, the tax effect will be recorded through the effective tax rate, which results in $4.3 million being recognized during the three months ended September 30, 2012 and the remaining $0.7 million to be recognized in fourth quarter 2012.

•                  Other net gain, in the amount of $51.5 million, associated with gains (losses) related to securities and other investments, which were included in Other income (expense), net.  The income tax expense associated with this net gain was approximately $20.0 million.  The $51.5 million of net gains on securities and other investments for the three months ended September 30, 2012 was comprised of net realized gains from sales of available-for-sale securities of $49.4 million and net gains on private equity funds and other investments of $2.5 million, partially offset by other than temporary impairments on available-for-sale securities of $0.4 million.  The Company sold 11.9 million shares of Computershare Ltd. during the three months ended September 30, 2012, received cash proceeds of approximately $104.5 million and recorded a gain of $42.0 million.

•                  The Company recorded a gain on the disposition of an unconsolidated affiliate, in the amount of $0.4 million, included in equity in earnings of unconsolidated affiliates.  The gain is associated with the receipt of a cash distribution from a previously impaired investment.  The aggregate income tax expense associated with this gain was approximately $0.2 million.

•                  An income tax benefit of approximately $14.4 million, resulting from the resolution of research and experimentation credits.

In addition to the items that occurred in the three months ended September 30, 2012 as described above, the following items, which occurred during the six months ended June 30, 2012, have been previously reported as non-GAAP adjustments:

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $1.0 million.  The income tax benefit associated with these expenses was approximately $0.4 million.

•                  Employee termination expenses of $7.6 million associated with reductions in workforce in the Financial Services Segment ($5.4 million) and the Output Solutions Segment ($2.2 million), which were included in costs and expenses.  The aggregate income tax benefit associated with these costs was approximately $2.6 million.

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

•                  Cash dividend and gain on sale of a private company investment of $186.0 million, which was included in Other income (expense), net.  In May 2012, the Company received a cash dividend of $47.3 million and realized a gain of $138.7 million on the sale of a portion of its shares in a privately held company investment.  A portion of the dividend is estimated to qualify for the dividends received deduction.  The aggregate income tax expense associated with this dividend and gain was approximately $68.9 million.

•                  Other net gain, in the amount of $25.0 million, associated with gains (losses) related to disposition of securities and other investments, which were included in Other income (expense), net.  The income tax expense associated with this net gain was approximately $9.7 million.  The $25.0 million of net gains on securities and other investments was comprised of net realized gains from sales of available-for-sale securities of $22.7 million and net gains on private equity funds and other investments of $4.2 million, partially offset by other than temporary impairments on available-for-sale securities of $1.9 million.  The Company sold approximately 3.1 million shares of Computershare Ltd. during the six months ended June 30, 2012, and recorded a gain of $11.6 million.

•                  Impairment of unconsolidated affiliates, in the amount of $3.1 million, included in equity in earnings of unconsolidated affiliates.  The aggregate income tax benefit associated with this expense was approximately $1.2 million.

The following items, which occurred during the three months ended September 30, 2011, have been treated as non-GAAP adjustments:

•                  Business development expenses (legal, accounting and other professional fees) associated with business acquisitions, included in costs and expenses, in the amount of $0.7 million.  The income tax benefit associated with these expenses was approximately $0.3 million.

•                  Business advisory expenses associated with an action by the DST Board of Directors to retain independent advisors to assist the Board with its ongoing review of DST’s business plan, assets and investment portfolio, included in costs and expenses, in the amount of $0.8 million.  The income tax benefit associated with these expenses was approximately $0.3 million.

•                  Other net loss, in the amount of $4.5 million, associated with gains (losses) related to securities and other investments, which were included in Other income (expense), net.  The income tax benefit associated with this net loss was approximately $1.6 million.  The $4.5 million of net losses on securities and other investments for the three months ended September 30, 2011 was comprised of net losses on private equity funds and other investments of $2.7 million and other than temporary impairments on available-for-sale securities of $2.2 million, partially offset by net realized gains from sales of available-for-sale securities of $0.4 million.

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Three Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2012
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$47.1	$112.0	$85.9	$85.9	$1.87
Adjusted to remove:
Included in operating income:
Business advisory expenses - Financial Services	0.3	0.3	0.2	0.2
Employee termination expenses - Financial Services	1.3	1.3	0.9	0.9	0.02
Loss accrual - Financial Services	1.9	1.9	1.9	1.9	0.04
Impairment of real estate assets - Investments & Other	5.8	5.8	3.5	3.5	0.08

Included in operating income and non-operating income:
Charitable contribution of securities - Investments & Other	11.0	2.1	(2.2)	(2.2)	(0.05)

Included in non-operating income:
Net gain on securities and other investments		(51.5)	(31.5)	(31.5)	(0.69)
Gain from unconsolidated affiliate		(0.4)	(0.2)	(0.2)
Income tax refund claims			(14.4)	(14.4)	(0.31)

Adjusted Non-GAAP income	$67.4	$71.5	$44.1	$44.1	$0.96

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$61.2	$47.5	$33.5	$35.3	$0.76

Adjusted to remove:

Included in operating income:

Business development expenses - Financial Services	0.7	0.7	0.4	0.4	0.01
Business advisory expenses - Financial Services	0.8	0.8	0.5	0.5	0.01

Included in non-operating income:

Net loss on securities and other investments		4.5	2.9	2.9	0.06
Net loss on repurchase of convertible debentures		0.3	0.2	0.2	0.01
Employee termination expenses at unconsolidated affiliates		2.6	2.3	2.3	0.05

Adjusted Non-GAAP income	$62.7	$56.4	$39.8	$41.6	$0.90

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

DST SYSTEMS, INC.

RECONCILIATION OF REPORTED RESULTS TO INCOME ADJUSTED FOR CERTAIN NON-GAAP ITEMS

Nine Months Ended September 30,

(Unaudited - in millions, except per share amounts)

	2012
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$158.1	$430.2	$286.1	$286.1	$6.27

Adjusted to remove:
Included in operating income:
Business advisory expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses - Financial Services	6.7	6.7	4.2	4.2	0.09
Loss accrual - Financial Services	1.9	1.9	1.9	1.9	0.04
Employee termination expenses - Output Solutions	2.2	2.2	1.7	1.7	0.04
Leased facility abandonment costs - Output Solutions	0.4	0.4	0.3	0.3	0.01
Impairment of real estate assets - Investments & Other	7.6	7.6	4.6	4.6	0.10
Leased facility abandonment costs - Investments & Other	1.8	1.8	1.1	1.1	0.02

Included in operating income and non-operating income:
Asset impairment, employee termination and other expenses from insurance processing business - Financial Services	9.1	8.3	5.1	5.1	0.11
Charitable contribution of securities - Investments & Other	11.0	2.1	(2.2)	(2.2)	(0.05)

Included in non-operating income:
Net gain on securities and other investments		(76.5)	(46.8)	(46.8)	(1.03)
Dividend and gain on sale of a private company investment		(186.0)	(117.1)	(117.1)	(2.57)
Gain from unconsolidated affiliate		(0.4)	(0.2)	(0.2)
Impairment of unconsolidated affiliate		3.1	1.9	1.9	0.04
Income tax refund claims			(14.4)	(14.4)	(0.31)

Adjusted Non-GAAP income	$200.1	$202.7	$127.0	$127.0	$2.78

	2011
	Operating	Pretax	Net	DST	Diluted
	Income	Income	Income	Earnings*	EPS

Reported GAAP income	$203.8	$213.8	$141.0	$143.9	$3.07

Adjusted to remove:

Included in operating income:

Contract termination payment, net - Financial Services	(2.0)	(2.0)	(1.2)	(1.2)	(0.03)
Employee termination expenses - Financial Services	1.3	1.3	0.8	0.8	0.02
Employee termination expenses - Output Solutions	4.1	4.1	2.5	2.5	0.05
Business development expenses - Financial Services	1.7	1.7	1.0	1.0	0.02
Business development expenses - Output Solutions	0.2	0.2	0.1	0.1
Business advisory expenses - Financial Services	0.8	0.8	0.5	0.5	0.01

Included in non-operating income:

Net gain on securities and other investments		(14.9)	(9.0)	(9.0)	(0.19)
Net loss on repurchase of convertible debentures		1.2	0.8	0.8	0.02
Employee termination expenses at unconsolidated affiliate		2.6	2.3	2.3	0.05

Adjusted Non-GAAP income	$209.9	$208.8	$138.8	$141.7	$3.02

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

Management’s Analysis of Non-GAAP Results for the three and nine months ended September 30, 2012 and 2011

Taking into account the non-GAAP items described in the tables above, adjusted non-GAAP diluted earnings per share was $0.96 and $0.90 for the three months ended September 30, 2012 and 2011, respectively and $2.78 and $3.02 for the nine months ended September 30, 2012 and 2011, respectively. Management’s discussion of the Company’s “Results of Operations” in the sections above are applicable for these changes in non-GAAP diluted earnings per share, when adjusting for the non-GAAP items in the reconciliation tables above.  The increase in non-GAAP diluted earnings per share for the three months ended September 30, 2012 is mostly attributable to increased Output Solutions income from operations from higher North American operating revenues and lower operating expenses. The decrease in non-GAAP diluted earnings per share for the nine months ended September 30, 2012, is attributable to decreased Financial Services Segment income from operations resulting from higher costs associated with new business initiatives and decreased mutual fund registered shareowner processing operating revenues, and from decreased equity in earnings of unconsolidated affiliates resulting from higher new product development and new client conversion expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s primary source of liquidity has historically been cash provided by operations.  In addition, the Company has used returns on investments to fund other investment activities.  Principal uses of cash are operations, reinvestment in the Company’s proprietary technologies, capital expenditures, investment purchases, business acquisitions, payments on debt, stock repurchases and dividend payments.  Information on the Company’s consolidated cash flows for the nine months ended September 30, 2012 and 2011 is presented in the Condensed Consolidated Statement of Cash Flows, categorized by operating activities, investing activities, and financing activities.

Operating Activities

Cash flows provided by operating activities were $139.3 million during the nine months ended September 30, 2012 compared to $252.8 million for the nine months ended September 30, 2011, a decrease of $113.5 million.  Operating cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.  During the nine months ended September 30, 2012, the Company has received significant proceeds from the sale of investments, including $127.4 million from the sale of the Company’s remaining shares in Computershare Ltd. and $138.7 million from the sale of a portion of the Company’s shares in a private company investment.  Income tax expense resulting from these two investment sales was $75.2 million, of which the majority is expected to be paid before December 31, 2012, and will reduce operating cash flows.  The proceeds from these and other investment sales are included in investing activities, but the income taxes paid on these investment gains are required to be treated as an operating cash outflow.

The $113.5 million decrease in operating cash flows during 2012 is attributable to changes in working capital and lower operating income, both as compared to the nine months ended September 30, 2011.  The significant working capital changes during 2012 include Deferred revenues and gains, Accounts payable and accrued liabilities, Other assets and Accounts receivable, partially offset by Income taxes payable.  Deferred revenues and gains decreased $43.5 million during 2012, as compared to a decrease in deferred revenues of $12.4 million during 2011, a net decrease in working capital of $31.1 million, mostly attributable to a decline in deferred revenues from BFDS resulting from the use of approximately 75% of the original $40 million prepayment made in 2011 for 2012 DST processing services.  Accounts payable and accrued liabilities decreased by approximately $25.9 million during the nine months ended September 30, 2012 as compared to an increase of $16.1 million during the nine months ended September 30, 2011, a net decrease in working capital of $42.0 million.  During the nine months ended September 30, 2012, the Company made a prepayment for software services that will be used over multiple years.  The prepayment resulted in an increase in Other assets of approximately $35.0 million, but caused a decrease in working capital.  Accounts receivable increased $11.3 million during the nine months ended

September 30, 2012, as compared to a decrease of $18.1 million during the same period in 2011, a net decrease in working capital of $29.4 million.  These working capital decreases were partially offset by increases in income taxes payable during the nine months ended September 30, 2012 as compared to the same period in 2011, attributable to the timing of tax payments on investment sales and the private company dividend.

Operating cash flows during 2012 resulted principally from net income of $286.1 million, changes in working capital described above and adjustments for non-cash items included in the determination of net income including depreciation and amortization expense of $116.8 million, amortization of share based compensation of $20.1 million and equity in earnings of unconsolidated affiliates of $9.8 million.  Cash and cash equivalents were $102.5 million and $89.8 million at September 30, 2012 and 2011, respectively.

Investing Activities

Cash flows provided by investing activities were $168.9 million during the nine months ended September 30, 2012 as compared to cash flows used in investing activities of $58.3 million for the nine months ended September 30, 2011, an increase of $227.2 million.  The increase in net cash flows used in investing activities during 2012 as compared to 2011 is attributable to higher net cash inflows for net investment activities (proceeds from sales net of investments in securities) of $328.2 million and the absence of acquisitions of businesses of $111.6 million in 2012, which were partially offset by lower cash flows in 2012 from restricted cash to satisfy client fund obligations of $208.8 million and higher capital expenditures of $12.6 million.

Capital Expenditures

The following table summarizes capital expenditures by segment (in millions):

	Nine Months Ended September 30,
	2012	2011
Financial Services Segment	$46.3	$37.7
Output Solutions Segment	23.4	15.7
Investments and Other Segment	3.7	7.4
	$73.4	$60.8

Future capital expenditures are expected to be funded primarily by cash flows from operating activities, secured term notes or draws from bank lines of credit, as required.

Investments

The Company purchased $238.2 million and $343.0 million of investments in available-for-sale securities and other investments during the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, the Company received $512.2 million from the sale/maturities of investments as compared to $288.8 million during the nine months ended September 30, 2011.  Included in the $512.2 million of proceeds from sale/maturities of investments is $138.7 million from pretax proceeds associated with the privately held investment described above and $127.4 million from pretax proceeds from the sale of Computershare Ltd.

Financing Activities

Cash flows used in financing activities were $246.6 million during the nine months ended September 30, 2012 as compared to $244.5 million for the nine months ended September 30, 2011, an increase of $2.1 million.  The increase in net cash flows used in financing activities during 2012 as compared to 2011 is primarily attributable to higher repayments of revolving credit facilities of $329.1 million, partially offset by lower net cash outflows in 2012 on client fund obligations of $208.1 million, lower repurchases of common stock of $121.1 million and lower repurchases of convertible debentures of $12.5 million.  During the nine months ended September 30, 2012, cash outflows were from net repayments under the revolving credit facilities of $275.6 million primarily from proceeds received from the sale of a privately held investment and dividend and the sale of Computershare Ltd. stock, share repurchase activities of $30.0 million, payment of cash dividends of $17.9 million and the purchase of the remaining non-controlling interest in DST Output U.K. of $17.7 million, which were partially offset by proceeds received from the issuance of common stock of $50.3 million.  During the nine months ended September 30, 2011, cash outflows were from share repurchase activities of $151.1 million and payment of cash dividends of $16.2 million, partially offset by cash inflows from borrowings on revolving credit facilities of $53.5 million and proceeds received from issuance of common stock of $45.2 million

Common Stock Issuances and Repurchases

The Company received proceeds of $50.3 million and $45.2 million from the issuance of common stock from the exercise of employee stock options during the nine months ended September 30, 2012 and 2011, respectively.  The Company repurchased 2.8 million shares of DST common stock for $129.5 million or approximately $45.92 per share during the nine months ended September 30, 2011, however no shares were repurchased during the nine months ended September 30, 2012 under the Company’s share repurchase plan.  At September 30, 2012, the Company has approximately 2.0 million shares authorized for repurchase under its share repurchase plan.

Payments related to shares received in exchange for satisfaction of the exercise price and for tax-withholding obligations arising from the exercise of options to purchase the Company’s stock or from the vesting of restricted shares are included in common stock repurchased in the Condensed Consolidated Statement of Cash Flows.  The amount of such share receipts and withholdings for option exercises and restricted stock vesting was $30.0 million and $21.6 million during the nine months ended September 30, 2012 and 2011, respectively.

Dividends

DST paid cash dividends of $17.9 million or $0.40 per share during the nine months ended September 30, 2012 as compared to payments of $16.2 million or $0.35 per share during the same period in 2011.

The Company announced on October 4, 2012 that its Board of Directors declared a cash dividend of $0.40 per common share.  The dividend will be payable November 8, 2012, to shareholders of record at the close of business on October 19, 2012.  The aggregate amount of the cash dividend to be paid is estimated to be approximately $18.1 million.

Off Balance Sheet Obligations

As of September 30, 2012, the Company had no material off balance sheet arrangements.

Financing Sources

The Company has used the following primary sources of financing: its syndicated line of credit facility; convertible debentures; subsidiary line of credit facilities; secured promissory notes; term loan credit facilities; loans from unconsolidated affiliates; accounts receivable securitization program; privately placed senior notes; and secured borrowings.  The Company has also utilized bridge loans as necessary to augment the above sources of debt financing. The Company had $1,101.5 million and $1,380.3 million of debt outstanding at September 30, 2012 and December 31, 2011, respectively, a decrease of $278.8 million during the nine months ended September 30, 2012.

The Company is obligated under notes and other indebtedness as follows (in millions):

	September 30, 2012	December 31, 2011
Accounts receivable securitization program	$135.0	$135.0
Secured promissory notes	14.8	16.6
Equipment credit facilities	13.5	10.0
Real estate credit agreement	102.6	105.2
Term loan credit facility	125.0	125.0
Series C convertible senior debentures	90.1	86.5
Revolving credit facilities	84.1	328.3
Senior notes	370.0	370.0
Related party credit agreements	148.4	156.7
Other indebtedness	18.0	47.0
	1,101.5	1,380.3
Less current portion of debt	523.1	320.8
Long-term debt	$578.4	$1,059.5

Accounts Receivable Securitization Program

DST securitizes certain of its domestic accounts receivable through an accounts receivable securitization program with a third-party bank.  The maximum amount that can be outstanding under this program is $150.0 million.  On May 17, 2012, the Company renewed its accounts receivable securitization program.  The facility will expire by its terms on May 16, 2013, unless renewed.

At both September 30, 2012 and December 31, 2011, the outstanding amount under the program was $135.0 million.  During the nine months ended September 30, 2012 and 2011, total proceeds from the accounts receivable securitization program were approximately $688.9 million and $659.0 million and total repayments were approximately $688.9 million and $659.0 million, respectively, which comprises the net cash flow in the financing section of the cash flow statement.

Related Party Credit Agreements

In June 2012, the Company repaid its loan with International Financial Data Services Limited, which had an outstanding balance of $6.2 million at December 31, 2011.

Other Indebtedness

Other indebtedness includes a borrowing arrangement denominated in British Pounds between DST Output U.K. and a bank that is secured by accounts receivable of DST Output U.K.  The amount outstanding under this facility was repaid in June 2012.  During the nine months ended September 30, 2012 proceeds received from this loan were $143.0 million and total repayments were $164.3 million, which has been included in net payments on revolving credit facilities in the financing section of the cash flow statement.

Company’s Assessment of Short-Term and Long-Term Liquidity

The Company believes that its existing cash balances and other current assets, together with cash provided by operating activities and, as necessary, the Company’s revolving credit facilities, will suffice to meet the Company’s operating and debt service requirements and other current liabilities for at least the next 12 months.  Further, the Company believes that its short-term liquidity may be increased by monetizing available-for-sale securities owned by its domestic subsidiaries (which were $642.9 million at September 30, 2012) and other assets, and that its longer term liquidity and capital requirements will also be met through cash provided by operating activities, bank credit facilities and available-for-sale securities and other investments.  In addition, at September 30, 2012, the Company had approximately $593.0 million of availability under its domestic revolving credit facilities.

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

At September 30, 2012 and December 31, 2011, the Company had not accrued any liability on the aforementioned guarantees or indemnifications as they relate to future performance criteria or indirect guarantees of indebtedness of others in accordance with accounting and reporting guidance on guarantees, including indirect guarantees of indebtedness of others.

OTHER

Comprehensive income (loss)

The Company recorded comprehensive income of $52.2 million and $266.1 million for the three and nine months ended September 30, 2012 compared to a comprehensive loss of $91.8 million and $3.5 million for the three and nine months ended September 30, 2011.  Comprehensive income (loss) includes net income attributable to DST Systems, Inc. of $85.9 million and $286.1 million for the three and nine months ended September 30, 2012 compared to $35.3 million and $143.9 million for the three and nine months ended September 30, 2011, and other comprehensive loss of $33.7 million and $20.0 million for the three and nine months ended September 30, 2012 compared to other comprehensive loss of $127.1 million and $147.4 million for the three and nine months ended September 30, 2011, respectively.  Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale securities, reclassifications for net gains and losses included in net income, unrealized gain (loss) on interest rate swaps, the Company’s proportional share of unconsolidated affiliates interest rate swaps, foreign currency translation adjustments and deferred income taxes applicable to these items. The principal difference between net income and comprehensive income (loss) is the net change in unrealized gains (losses) on available-for-sale securities.

Other than temporary impairments

At September 30, 2012, the Company’s available-for-sale securities had gross unrealized holding losses of $1.1 million.  If it is determined that a reduction in a security’s net realizable value is other than temporary, a realized loss will be recognized in the statement of operations and the cost basis of the security reduced to its estimated fair value.  The Company does not believe that the gross unrealized losses at September 30, 2012 are other than temporary.

The Company recognized $0.4 million and $2.3 million of investment impairments for the three and nine months ended September 30, 2012, respectively, and $2.2 million and $2.3 million of investment impairments for the three and nine months ended September 30, 2011, respectively, which were other than temporary.  The Company records lower of cost or market valuation adjustments on private equity fund investments and other cost method investments when impairment conditions are present.  During the three and nine months ended September 30,

2012, the Company recorded $0.2 million and $0.9 million, respectively, and $0.1 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, of impairments on private equity and other investments.  The impairments recorded related primarily to investments in the Financial Services Segment and the Investments and Other Segment.  A decline in a security’s net realizable value that is other than temporary is treated as a loss based on quoted or derived market value and is reflected in Other income (expense), net in the Condensed Consolidated Statement of Income.

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

Authoritative Accounting Guidance

Earnings Per Share Proposed Accounting Standard

In August 2008, the FASB issued a revised exposure draft, that would amend current earnings per share accounting guidance to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.  The final statement has yet to be issued.  In April 2009, the FASB decided to pause the earnings per share project.  DST continues to evaluate the impact of this proposed accounting standard and currently believes that this proposed amendment would impact the way the Company treats the incremental shares to be issued from the assumed conversion of the convertible debentures in calculating diluted earnings per share.  The proposed amendment would require the use of the “if-converted” method from the date of issuance of the convertible debentures.  The proposed amendment would remove the ability of a company to support the presumption that the convertible securities will be satisfied in cash and not converted into shares of common stock.  Under this “if converted” method, GAAP diluted earnings per share would have been $1.81 and $0.74 (versus GAAP reported earnings of $1.87 and $0.76) for the three months ended September 30, 2012 and 2011, respectively, and $6.08 and $2.99 (versus GAAP reported earnings of $6.27 and $3.07) for the nine months ended September 30, 2012 and 2011, respectively.  The above information presents only the effect on diluted earnings per share of the “if converted” method included in the exposure draft, but does not include any other computational changes (e.g., treasury stock method considerations) discussed in the exposure draft.  DST is continuing to monitor the FASB’s progress towards finalizing this proposed accounting standard.

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

Available-for-sale equity price risk

The Company’s investments in available-for-sale equity securities are subject to price risk.  The fair value of the Company’s available-for-sale investments as of September 30, 2012 was approximately $642.9 million.  The impact of a 10% change in fair value of these investments would be approximately $39.3 million to comprehensive income.  As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comprehensive Income (Loss)” above, net unrealized gains and losses on the Company’s investments in available-for-sale securities have had a material effect on the Company’s comprehensive income (loss) and financial position.

Interest rate risk

The Company and certain of its joint ventures derive a certain amount of their service revenues from investment earnings related to cash balances maintained in bank accounts on which the Company is the agent for clients.  The balances maintained in the bank accounts are subject to fluctuation.  For the nine months ended September 30, 2012, the Company and BFDS had average daily cash balances of approximately $1.6 billion maintained in such accounts, of which approximately $1.0 billion were maintained at BFDS.  The Company estimates that a 50 basis point change in interest earnings rate would equal approximately $2.8 million of net income (loss).

At September 30, 2012, the Company had $1,101.5 million of debt, of which $505.6 million was subject to variable interest rates (Federal Funds rates, LIBOR rates, Prime rates).  Included in this amount are program fees incurred on proceeds from the sale of receivables under the Company’s accounts receivable securitization program, which are determined based on variable interest rates associated with LIBOR.  The Company estimates that a 10% increase in interest rates would not be material to the Company’s consolidated pretax earnings or to the fair value of its debt.

The effect of changes in interest rates on the Company’s variable rate debt is somewhat neutralized by changes in interest rates attributable to balance earnings.

Foreign currency exchange rate risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates.  The principal currencies involved are the British pound, Canadian dollar, Australian dollar, Thai baht and Indian rupee.  Currency exchange rate fluctuations have not historically materially affected the consolidated financial results of the Company.  At September 30, 2012, the Company’s international subsidiaries had approximately $191.9 million in total assets and for the three and nine months ended September 30, 2012, these international subsidiaries recorded net income of approximately $0.4 million and net losses of $1.5 million, respectively.  The Company estimates that a 10% change in exchange rates could change total consolidated assets by approximately $19.2 million.  Furthermore, a 10% change in exchange rates based upon historical earnings in international operations could change consolidated reported net income by approximately $0.1 million for both the three and nine months ended September 30, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation, controls and procedures designed to ensure that information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer concluded that these controls and procedures were effective as of September 30, 2012.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15 and 15(d)-15 under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases

The following table sets forth information with respect to shares of Company common stock purchased by the Company during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	3,295	(1)	$54.01		2,049,500	(2)
August 1 — August 31	13,087	(1)	$51.39		2,049,500	(2)
September 1 — September 30	21,630	(1)	$54.41		2,049,500	(2)
Total	38,012		$53.33		2,049,500	(2)

(1)          For the three months ended September 30, 2012, the Company purchased, in accordance with the 2005 Equity Incentive Plan (formerly the 1995 Stock Option and Performance Award Plan), 38,012 shares of its common stock for participant income tax withholding in conjunction with stock option exercises or from the vesting of restricted shares, as requested by the participants, or from shares surrendered in satisfaction of option exercise price.  These purchases were not made under the publicly announced repurchase plans or programs, but were allowed by the rules of the Compensation Committee of the DST Board of Directors.  Of these shares, 3,295 shares were purchased in July 2012, 13,087 shares were purchased in August 2012 and 21,630 shares were purchased in September 2012.

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

Item 5.  Other Information

(a)                                 Disclosure of Unreported 8-K Information

None.

(b)                                 Material Changes to Director Nominee Procedures

None.

Item 6.  Exhibits

(a)         Exhibits:

10.1

The Retirement Agreement, dated September 12, 2012, by and between DST Systems, Inc. and Thomas A. McDonnell, which was attached as Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 12, 2012 (Commission File 1-14036), is hereby incorporated by reference as Exhibit 10.1*

10.2	The Amended and Restated 2005 Equity Incentive Plan*

31.1	Certification of the Chief Executive Officer of Registrant

31.2	Certification of the Chief Financial Officer of Registrant

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer of Registrant and Chief Financial Officer of Registrant

101

The following financial information from DST’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

*          Represents a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2012

DST Systems, Inc.

/s/ Kenneth V. Hager

Kenneth V. Hager
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)